Form 10-Q
period 2016-03-31
Avangrid, Inc.
filed 2016-05-12
CIK 1634997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 309,097,009 shares of common stock, par value $0.01, were outstanding as of May 9, 2016.

Avangrid, Inc.

REPORT ON FORM 10-Q

For the Quarter Ended March 31, 2016

GLOSSARY OF TERMS AND ABBREVIATIONS

Unless the context indicates otherwise, the terms “we,” and “our” are used to refer to AVANGRID and its subsidiaries.

Form 10-K refers to Avangrid, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on April 1, 2016.

Ginna refers to the Ginna Nuclear Power Plant, LLC and the R.E. Ginna Nuclear Power Plant.

Iberdrola Group refers to the group of companies controlled by Iberdrola, S.A.

Iberdrola refers to Iberdrola, S.A., the 81.5% controlling parent company of Avangrid, Inc.

Installed capacity refers to the production capacity of a power plant or wind farm based either on its rated (nameplate) capacity or actual capacity.

ARHI	Avangrid Renewables Holdings, Inc.

ASC	Accounting Standards Codification

AVANGRID	Avangrid, Inc.

Bcf	One billion cubic feet

BGC	The Berkshire Gas Company

BMG	Bank Mendes Gans, N.V.

Cayuga	Cayuga Operating Company, LLC

CMP	Central Maine Power Company

CNG	Connecticut Natural Gas Corporation

EBITDA	Earnings before interest, taxes, depreciation and amortization

Exchange Act	The Securities Exchange Act of 1934, as amended

FirstEnergy	FirstEnergy Corp.

Gas	Enstor Gas, LLC

ISO	Independent system operator

MNG	Maine Natural Gas Corporation

MPUC	Maine Public Utility Commission

MtM	Mark-to-market

MW	Megawatts

MWh	Megawatt-hours

Networks	Avangrid Networks, Inc.

NYPSC	New York State Public Service Commission

NYSEG	New York State Electric & Gas Corporation

Renewables	Avangrid Renewables LLC

RGE	Rochester Gas and Electric Corporation

ROE	Return on equity

RSSA	Reliability Support Services Agreement

SCG	The Southern Connecticut Gas Company

SEC	United States Securities and Exchange Commission

UI	The United Illuminating Company

UIL	UIL Holdings Corporation

U.S. GAAP	Generally accepted accounting principles for financial reporting in the United States.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Avangrid, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended March 31,
	2016	2015
(Millions, except for number of shares and per share data)
Operating Revenues	$1,670	$1,227
Operating Expenses
Purchased power, natural gas and fuel used	428	392
Operations and maintenance	551	380
Depreciation and amortization	205	175
Taxes other than income taxes	137	84
Total Operating Expenses	1,321	1,031
Operating Income	349	196
Other Income and (Expense)
Other income and (expense)	49	12
Earnings from equity method investments	2	1
Interest expense, net of capitalization	(84)	(61)
Income Before Income Tax	316	148
Income tax expense	104	42
Net Income	212	106
Less: Net income attributable to noncontrolling interests	—	—
Net Income Attributable to Avangrid, Inc.	$212	$106
Earnings Per Common Share, Basic	$0.69	$0.42
Earnings Per Common Share, Diluted	$0.69	$0.42
Weighted-average Number of Common Shares Outstanding:
Basic	309,538,215	252,235,232
Diluted	309,808,006	252,235,232
Cash Dividends Declared Per Common Share	$0.432	$—

The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended March 31,
	2016	2015
(Millions)
Net Income	$212	$106
Other Comprehensive Income, Net of Tax
Amounts arising during the period:
Gain (loss) on defined benefit plans, net of income taxes of $2.8 and $(0.9), respectively	4	(1)
Unrealized gain during the period on derivatives qualifying as cash flow hedges, net of income taxes of $1.2 and $0, respectively	2	—
Reclassification to net income of (gains) losses on cash flow hedges, net of income taxes of $(16.6) and $1, respectively	(26)	2
Other Comprehensive (Loss) Income	(20)	1
Comprehensive Income	192	107
Less: Net income attributable to noncontrolling interests	—	—
Comprehensive Income Attributable to Avangrid, Inc.	$192	$107

The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
As of	2016	2015
(Millions)
Assets
Current Assets
Cash and cash equivalents	$403	$427
Accounts receivable and unbilled revenues, net	964	974
Accounts receivable from affiliates	64	70
Notes receivable from affiliates	—	6
Derivative assets	94	88
Fuel and gas in storage	213	307
Materials and supplies	111	98
Prepayments and other current assets	271	285
Regulatory assets	203	219
Total Current Assets	2,323	2,474
Property, plant and equipment, at cost	25,919	25,745
Less: accumulated depreciation	(6,547)	(6,372)
Net Property, Plant and Equipment in Service	19,372	19,373
Construction work in progress	1,326	1,338
Total Property, Plant and Equipment	20,698	20,711
Equity method investments	360	385
Other investments	60	64
Regulatory assets	3,306	3,314
Other Assets
Goodwill	3,113	3,115
Intangible assets	548	556
Derivative assets	77	89
Other	54	35
Total Other Assets	3,792	3,795
Total Assets	$30,539	$30,743

The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
As of	2016	2015
(Millions, except share information)
Liabilities
Current Liabilities
Current portion of debt	$166	$206
Tax equity financing arrangements	109	107
Notes payable	3	163
Interest accrued	61	61
Accounts payable and accrued liabilities	724	830
Accounts payable to affiliates	77	90
Dividends payable	134	—
Taxes accrued	54	55
Derivative liabilities	81	91
Other current liabilities	285	285
Regulatory liabilities	127	147
Total Current Liabilities	1,821	2,035
Regulatory liabilities	1,807	1,841
Deferred income taxes regulatory	551	519
Other Non-current Liabilities
Deferred income taxes	2,854	2,798
Deferred income	1,538	1,553
Pension and other postretirement	1,204	1,202
Tax equity financing arrangements	166	185
Derivative liabilities	115	94
Asset retirement obligations	132	184
Environmental remediation costs	394	406
Other	314	330
Total Other Non-current Liabilities	6,717	6,752
Non-current Debt	4,519	4,530
Total Non-current Liabilities	13,594	13,642
Total Liabilities	15,415	15,677
Commitments and Contingencies	—	—
Equity
Stockholders’ Equity:
Common stock, $.01 par value, 500,000,000 shares authorized, 309,588,561 and 309,491,082 shares issued; 309,094,888 and 308,864,609 shares outstanding, respectively	3	3
Additional paid in capital	13,653	13,653
Retained earnings	1,527	1,449
Accumulated other comprehensive loss	(72)	(52)
Total Stockholders’ Equity	15,111	15,053
Non-controlling interests	13	13
Total Equity	15,124	15,066
Total Liabilities and Equity	$30,539	$30,743

The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2016	2015
(Millions)
Cash Flow from Operating Activities:
Net income	$212	$106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	205	175
Accretion expenses	3	4
Regulatory assets/liabilities amortization	41	(11)
Regulatory assets/liabilities carrying cost	10	10
Pension cost	33	28
Earnings from equity method investments	(2)	(1)
Amortization of debt cost (premium)	(7)	1
Gain on sale of equity method investment	(31)	—
Unrealized losses on marked to market derivative contracts	29	39
Deferred taxes	106	77
Changes in current operating assets and liabilities:
Decrease in accounts receivable and unbilled revenues	16	19
Decrease in inventories	75	130
Increase in other assets	(76)	(69)
Decrease in accounts payable and accrued liabilities	(108)	(78)
Decrease in other liabilities	(51)	(119)
Increase in taxes accrued	9	57
(Increase) decrease in regulatory assets/liabilities	(67)	92
Net Cash Provided by Operating Activities	397	460
Cash Flow from Investing Activities:
Capital expenditures	(276)	(364)
Contributions in aid of construction	8	—
Government grants	1	—
Proceeds from sale of equity method investment	54	—
Receipts from affiliates	6	—
Other investments and equity method investments	6	13
Net Cash Used in Investing Activities	(201)	(351)
Cash Flow from Financing Activities:
Non-current note issuance	—	150
Repayments of non-current debt	(42)	—
Repayments of other short-term debt, net	(160)	(59)
Payments on tax equity financing arrangements	(17)	(27)
Repayments of capital leases	(1)	—
Net Cash (Used in) Provided by Financing Activities	(220)	64
Net (Decrease) Increase in Cash and Cash Equivalents	(24)	173
Cash and Cash Equivalents, Beginning of Period	427	482
Cash and Cash Equivalents, End of Period	$403	$655
Supplemental Cash Flow Information
Cash paid for interest, net of amounts capitalized	$57	$34
Cash paid for income taxes	5	6

The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

(unaudited)

	Avangrid, Inc. Stockholders
(Millions, except for number of shares )	Number of shares (*)	Common Stock	Additional paid-in capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non controlling Interests	Total
As of December 31, 2014	252,235,232	$3	$11,375	$1,182	$(99)	$12,461	$16	$12,477
Net Income	—	—	—	106	—	106	—	106
Other comprehensive income, net of tax of $0.1	—	—	—	—	1	1	—	1
Comprehensive income								107
As of March 31, 2015	252,235,232	$3	$11,375	$1,288	$(98)	$12,568	$16	$12,584
As of December 31, 2015	308,864,609	$3	$13,653	$1,449	$(52)	$15,053	$13	$15,066
Net Income	—	—	—	212	—	212	—	212
Other comprehensive (loss), net of tax of $(12.6)	—	—	—	—	(20)	(20)	—	(20)
Comprehensive income								192
Dividends declared	—	—	—	(134)	—	(134)	—	(134)
Treasury stock	132,800	—	—	—	—	—	—	—
Issuance of common stock	97,479	—	—	—	—	—	—	—
As of March 31, 2016	309,094,888	$3	$13,653	$1,527	$(72)	$15,111	$13	$15,124

(*)	Par value of share amounts is $0.01

The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1. Background and Nature of Operations

Avangrid, Inc., formerly Iberdrola USA, Inc. (AVANGRID, we or the Company), is an energy services holding company engaged in the regulated energy distribution business through its principal subsidiaries Avangrid Networks, Inc. (Networks) and UIL Holdings Corporation (UIL). AVANGRID is also in the renewable energy generation and gas storage and trading businesses through its principal subsidiary, Avangrid Renewables Holding, Inc. (ARHI). ARHI in turn holds subsidiaries including Avangrid Renewables LLC (Renewables) and Enstor Gas, LLC (Gas). AVANGRID is an 81.5% owned subsidiary of Iberdrola, S.A. (Iberdrola), a corporation organized under the laws of the Kingdom of Spain. The remaining outstanding shares are publicly traded on the New York Stock Exchange and owned by various shareholders. AVANGRID was organized in 1997 as NGE Resources, Inc. under the laws of New York as the holding company for the principal operating utility companies.

On March 31, 2016, we completed the sale of our interest in Iroquois Gas Transmission System L.P. (Iroquois) to an unaffiliated third party for proceeds of $53.8 million and an impact to net income of $19.0 million.

Note 2. Basis of Presentation

The accompanying notes should be read in conjunction with the notes to the combined and consolidated financial statements of Avangrid, Inc. and subsidiaries as of December 31, 2015 and 2014 and for the three years ended December 31, 2015 included in AVANGRID’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

The accompanying unaudited financial statements are prepared on a consolidated basis and include the accounts of AVANGRID and its consolidated subsidiaries Networks, UIL and ARHI. UIL’s consolidated accounts have been included in the consolidated financial statements of AVANGRID since December 16, 2015, the date of acquisition of UIL. Intercompany accounts and transactions have been eliminated in consolidation. The year-end balance sheet data was derived from audited financial statements. The unaudited condensed consolidated financial statements for the interim periods have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the interim condensed consolidated financial statements do not include all the information and note disclosures required by U.S. GAAP for complete financial statements.

We believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly our condensed consolidated balance sheets, condensed consolidated statements of income, comprehensive income, cash flows and changes in equity for the interim periods described herein. All such adjustments are of a normal and recurring nature, except as otherwise disclosed. The results for the three months ended March, 31 2016 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2016.

Revision of estimated useful lives of wind power station assets at Renewables

Renewables’ wind power station assets in service less salvage value, if any, are depreciated using the straight-line method over their estimated useful lives. Renewables’ effective depreciation rate, excluding decommissioning, was 4.0% in both 2015 and 2014. Renewables reviews the estimated useful lives of its fixed assets on an ongoing basis. In the first quarter of 2016, this review indicated that the actual lives of certain assets at wind power stations are expected to be longer than the previously estimated useful lives used for depreciation purposes. As a result, effective January 1, 2016, Renewables changed the estimates of the useful lives of certain assets from 25 years to 40 years to better reflect the estimated periods during which these assets are expected to remain in service. The weighted average useful life of our wind farm assets is now approximately 31 years. The effect of this change in estimate was to reduce depreciation and amortization expense by approximately $17 million, reduce asset retirement obligation accretion expense recorded within operations and maintenance by approximately $1 million, increase earnings from equity method investments by approximately $1 million, increase net income by $13 million and increase basic and diluted earnings per share by approximately $0.04 for the three months ended March 31, 2016. For the full year 2016, the effect of this change on income before income tax and net income is estimated to be an increase of approximately $75 million and approximately $46 million, respectively, and the impact on earnings per share is estimated to be an increase of approximately $0.15 per share on a basic and diluted basis.

Note 3. Significant Accounting Policies and New Accounting Pronouncements

As of March 31, 2016 there have been no material changes to any significant accounting policies described in our combined and consolidated financial statements as of December 31, 2015 and 2014 and for the three years ended December 31, 2015. There have been no new accounting pronouncements issued since the filing of the combined and consolidated financial statements as of

Avangrid, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

December 31, 2015 and 2014 and for the three years ended December 31, 2015, that we expect to have a material effect on our condensed consolidated interim financial statements.

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

Avangrid, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

UIL’s financial results have been included in our consolidated financial results for the periods subsequent to the December 16, 2015 acquisition date. The following table represents summarized unaudited pro forma financial information as if UIL had been included in our financial results for the three months ended March 31, 2015. The unaudited pro forma results include: (i) elimination of accrued transaction costs representing non-recurring expenses directly related to the transaction, and (ii) the associated tax impact on this unaudited pro forma adjustment.

The unaudited pro forma results do not reflect any cost saving synergies from operating efficiencies or the effect of the incremental costs incurred in integrating the two companies. Accordingly, these unaudited pro forma results are presented for informational

Avangrid, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

purpose only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations:

Three Months Ended March 31, 2015
(millions)
Revenue	$1,811
Net income	$172

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

Note 5. Regulatory Assets and Liabilities

Pursuant to the requirements concerning accounting for regulated operations, our utilities capitalize, as regulatory assets, incurred and accrued costs that are probable of recovery in future electric and natural gas rates. We base our assessment of whether recovery is probable on the existence of regulatory orders that allow for recovery of certain costs over a specific period, or allow for reconciliation or deferral of certain costs. When costs are not treated in a specific order we use regulatory precedent to determine if recovery is probable. Our operating utilities also record, as regulatory liabilities, obligations to refund previously collected revenue or to spend revenue collected from customers on future costs. Substantially all assets or liabilities for which funds have been expended or received are either included in the rate base or are accruing a carrying cost until they will be included in the rate base. The primary items that are not included in the rate base or accruing carrying costs are the regulatory assets for qualified pension and other postretirement benefits, which reflect unrecognized actuarial gains and losses, debt premium, environmental remediation costs which is primarily the

Avangrid, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

offset of accrued liabilities for future spending, unfunded future income taxes, which are the offset to the unfunded future deferred income tax liability recorded, asset retirement obligations, hedge losses and contracts for differences. The total amount of these items is $2,823 million.

Regulatory assets and regulatory liabilities shown in the tables below result from various regulatory orders that allow for the deferral and/or reconciliation of specific costs.  Regulatory assets and regulatory liabilities are classified as current when recovery or refund in the coming year is allowed or required through a specific order or when the rates related to a specific regulatory asset or regulatory liability are subject to automatic annual adjustment.

Most of the items related to New York State Electric and Gas Corporation (NYSEG) have been addressed in the Joint Proposal (Proposal) filed with the New York State Public Service Commission (NYPSC) on February 19, 2016 in connection with a three-year rate plan for electric and gas service at NYSEG and Rochester Gas and Electric Corporation (RGE) commencing May 1, 2016. If the Proposal is approved, most of these items would be amortized over a five-year period, except the portion of storm costs to be recovered over ten years, plant related tax items which will be amortized over the life of associated plant and unfunded deferred taxes which will be amortized over fifty years. Annual amortization expense for NYSEG would be approximately $16.5 million per rate year. RGE items that would begin to be amortized are plant related taxes and unfunded deferred taxes.  A majority of the other items related to RGE, which net to a regulatory liability, will remain deferred and will not be amortized until future proceedings or will be used to recover costs of the Ginna Reliability Support Services Agreement (Ginna RSSA).

Current and non-current regulatory assets as of March 31, 2016 and December 31, 2015 consisted of:

As of	March 31, 2016	December 31, 2015
(Millions)
Current
Pension and other postretirement benefits cost deferrals	$3	$8
Pension and other postretirement benefits	6	13
Storm costs	4	8
Temporary supplemental assessment surcharge	6	7
Hedges losses	28	37
Contracts for differences	18	18
Hardship programs	13	13
Deferred purchased gas	6	12
Deferred transmission expense	18	12
Environmental remediation costs	38	37
Other	63	54
Total Current Regulatory Assets	203	219
Non-current
Pension and other postretirement benefits cost deferrals	164	151
Pension and other postretirement benefits	1,484	1,509
Storm costs	254	251
Deferred meter replacement costs	32	34
Unamortized losses on reacquired debt	22	23
Environmental remediation costs	257	271
Unfunded future income taxes	532	549
Asset retirement obligation	22	24
Deferred property tax	50	45
Federal tax depreciation normalization adjustment	166	158
Merger capital expense target customer credit	15	15
Debt premium	135	141
Contracts for differences	73	50
Hardship programs	25	29
Other	75	64
Total Non-current Regulatory Assets	$3,306	$3,314

Avangrid, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

“Storm costs” for Central Maine Power (CMP), NYSEG and RGE are allowed in rates based on an estimate of the routine costs of service restoration. The companies are also allowed to defer unusually high levels of service restoration costs resulting from major storms when they meet certain criteria for severity and duration.

“Deferred meter replacement costs” represent the deferral of the book value of retired meters which were replaced by advanced metering infrastructure meters. This amount is being amortized over the initial depreciation period of related retired meters.

“Unamortized losses on reacquired debt” represent deferred losses on debt reacquisitions that will be recovered over the remaining original amortization period of the reacquired debt.

“Unfunded future income taxes” represent unrecovered federal and state income taxes primarily resulting from regulatory flow through accounting treatment and are the offset to the unfunded future deferred income tax liability recorded. The income tax benefits or charges for certain plant related timing differences, such as removal costs, are immediately flowed through to, or collected from, customers. This amount is being amortized as the amounts related to temporary differences that give rise to the deferrals are recovered in rates.

“Asset retirement obligations” (ARO) represent the differences in timing of the recognition of costs associated with our AROs and the collection of such amounts through rates. This amount is being amortized at the related depreciation and accretion amounts of the underlying liability.

“Deferred property taxes” represents the customer portion of the difference between actual expense for property taxes and the amount provided for in rates. The amortization period is awaiting a future NYPSC rate proceeding.

“Federal tax depreciation normalization adjustment” represents the revenue requirement impact of the difference in the deferred income tax expense required to be recorded under the IRS normalization rules and the amount of deferred income tax expense that was included in cost of service for rates years covering 2011 forward. The recovery period will be determined in future NYPSC and Maine Public Utility Commission (MPUC) rate proceedings.

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

“Debt premium” represents the regulatory asset recorded to offset the fair value adjustment to the regulatory component of the non-current debt of UIL at the acquisition date. This amount is being amortized over the remaining term of the related outstanding debt instruments.

“Deferred Transmission Expense” represents deferred transmission income or expense and fluctuates based upon actual revenues and revenue requirements.

Avangrid, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Current and non-current regulatory liabilities as of March 31, 2016 and December 31, 2015 consisted of:

As of	March 31, 2016	December 31, 2015
(Millions)
Current
Reliability support services (Cayuga)	$14	$16
Non by-passable charges	6	7
Energy efficiency portfolio standard	32	33
Gas supply charge and deferred natural gas cost	16	6
Transmission revenue reconciliation mechanism	12	16
Yankee DOE Refund	—	5
Merger related rate credits	—	20
Revenue decoupling mechanism	21	14
Other	26	30
Total Current Regulatory Liabilities	127	147
Non-current
Accrued removal obligations	1,096	1,084
Asset sale gain account	9	8
Carrying costs on deferred income tax bonus depreciation	124	116
Economic development	39	36
Merger capital expense target customer credit account	17	17
Pension and other postretirement benefits	94	90
Positive benefit adjustment	49	51
New York state tax rate change	17	17
Post term amortization	3	25
Theoretical reserve flow thru impact	33	31
Deferred property tax	16	15
Net plant reconciliation	10	10
Variable rate debt	33	32
Carrying costs on deferred income tax - Mixed Services 263(a)	33	31
Rate refund – FERC ROE proceeding	21	21
Merger related rate credits	24	24
Accumulated deferred investment tax credits	10	10
Asset retirement obligation	13	13
Middletown/Norwalk local transmission network service collections	20	19
Excess generation service charge	1	21
Low income programs	45	42
Unfunded future income taxes	—	27
Non-firm margin sharing credits	11	8
Deferred income taxes regulatory	551	519
Other	89	93
Total Non-current Regulatory Liabilities	$2,358	$2,360

“Reliability support services (Cayuga)” represents the difference between actual expenses for reliability support services and the amount provided for in rates. This will be refunded to customers within the next year.

“Non by-passable charges” represent the non by-passable charge paid by all customers. An asset or liability is recognized resulting from differences between actual revenues and the underlying cost being recovered. This liability will be refunded to customers within the next year.

Avangrid, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

“Asset sale gain account” represents the gain on NYSEG’s 2001 sale of its interest in Nine Mile Point 2 nuclear generating station. The net proceeds from the Nine Mile Point 2 nuclear generating station were placed in this account and will be used to benefit customers. The amortization period is included in the pending Proposal before the NYPSC.

“Carrying costs on deferred income tax bonus depreciation” represent the carrying costs benefit of increased accumulated deferred income taxes created by the change in tax law allowing bonus depreciation. The amortization period is included in the pending Proposal before the NYPSC.

“Economic development” represents the economic development program which enables NYSEG and RGE to foster economic development through attraction, expansion, and retention of businesses within its service territory. If the level of actual expenditures for economic development allocated to NYSEG and RGE varies in any rate year from the level provided for in rates, the difference is refunded to ratepayers. The amortization period is included in the pending Proposal before the NYPSC.

“Merger capital expense target customer credit” account was created as a result of NYSEG and RGE not meeting certain capital expenditure requirements established in the order approving the purchase of Energy East by Iberdrola. The amortization period is included in the pending Proposal before the NYPSC.

“Pension and other postretirement benefits” represent the actuarial gains on other postretirement plans that will be reflected in customer rates when they are amortized and recognized in future expenses. Because no funds have yet been received for this a regulatory liability is not reflected within rate base. They also represent the difference between actual expense for pension and other postretirement benefits and the amount provided for in rates. Recovery of these amounts will be determined in future proceedings.

“Positive benefit adjustment” resulted from Iberdrola’s 2008 acquisition of Energy East. This is being used to moderate increases in rates. The amortization period is included in the pending Proposal before the NYPSC and included in the Ginna RSSA settlement.

“New York state tax rate change” represents excess funded accumulated deferred income tax balance caused by the 2014 New York state tax rate change from 7.1% to 6.5%. The amortization period is included in the pending Proposal before the NYPSC.

“Post term amortization” represents the revenue requirement associated with certain expired joint proposal amortization items. The amortization period is included in the pending Proposal before the NYPSC.

“Theoretical reserve flow thru impact” represents the differences from the rate allowance for applicable federal and state flow through impacts related to the excess depreciation reserve amortization. It also represents the carrying cost on the differences. The amortization period is included in the pending Proposal before the NYPSC.

“Merger related rate credits” resulted from the acquisition of UIL. This is being used to moderate increases in rates. In the three month period ended March 31, 2016 $20 million of rate credits was applied against customer bills.

“Excess generation service charge” represents deferred generation-related and non by-passable federally mandated congestion costs or revenues for future recovery from or return to customers.  The amount fluctuates based upon timing differences between revenues collected from rates and actual costs incurred.

“Low Income Programs” represent various hardship and payment plan programs approved for recovery.

“Other” includes cost of removal being amortized through rates and various items subject to reconciliation including variable rate debt, Medicare subsidy benefits and stray voltage collections.

Avangrid, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 6. Fair Value of Financial Instruments and Fair Value Measurements

We determine the fair value of our derivative assets and liabilities and available for sale non-current investments associated with Networks’ activities utilizing market approach valuation techniques:

•

We measure the fair value of our noncurrent investments using quoted market prices in active markets for identical assets and include the measurements in Level 1. The available for sale investments, which are Rabbi Trusts for deferred compensation plans, primarily consist of money market funds and are included in Level 1 fair value measurement.

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

•

Contracts for differences (CfDs) entered into by The United Illuminating Company (UI) are marked-to-market based on a probability-based expected cash flow analysis that is discounted at risk-free interest rates and an adjustment for non-performance risk using credit default swap rates. We include the fair value measurement for these contracts in Level 3 (See Note 7 for further discussion on CfDs).

We determine the fair value of our derivative assets and liabilities associated with Renewables and Gas activities utilizing market approach valuation techniques. Exchange-traded transactions, such as NYMEX futures contracts, that are based on quoted market prices in active markets for identical product with no adjustment are included in the Level 1 fair value. Contracts with delivery periods of two years or less which are traded in active markets and are valued with or derived from observable market data for identical or similar products such as over-the-counter NYMEX, foreign exchange swaps, and fixed price physical and basis and index trades are included in Level 2 fair value. Contracts with delivery periods exceeding two years or that have unobservable inputs or inputs that cannot be corroborated with market data for identical or similar products are included in Level 3 fair value. The unobservable inputs include historical volatilities and correlations for tolling arrangements and extrapolated values for certain power swaps. The valuation for this category is based on our judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists.

Avangrid, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

The financial instruments measured at fair value as of March 31, 2016 and December 31, 2015 consisted of:

As of March 31, 2016	Level 1	Level 2	Level 3	Netting	Total
(Millions)
Securities portfolio (available for sale)	$43	$—	$—	$—	$43
Derivative assets
Derivative financial instruments - power	10	97	49	(84)	72
Derivative financial instruments - gas	151	24	63	(165)	73
Contracts for differences (CfDs)	—	—	26	—	26
Total	161	121	138	(249)	171
Derivative liabilities
Derivative financial instruments - power	(44)	(22)	(16)	65	(17)
Derivative financial instruments - gas	(159)	(38)	(47)	185	(59)
Contracts for differences (CfDs)	—	—	(118)	—	(118)
Derivative financial instruments - other	—	—	(2)	—	(2)
Total	$(203)	$(60)	$(183)	$250	$(196)

As of December 31, 2015	Level 1	Level 2	Level 3	Netting	Total
(Millions)
Securities portfolio (available for sale)	$39	$—	$—	$—	$39
Derivative assets
Derivative financial instruments - power	10	81	48	(71)	68
Derivative financial instruments - gas	267	25	68	(280)	80
Contracts for differences (CfDs)	—	—	29	—	29
Total	277	106	145	(351)	177
Derivative liabilities
Derivative financial instruments - power	(43)	(12)	(14)	55	(14)
Derivative financial instruments - gas	(193)	(40)	(51)	212	(72)
Contracts for differences (CfDs)	—	—	(96)	—	(96)
Derivative financial instruments - other	—	—	(3)	—	(3)
Total	$(236)	$(52)	$(164)	$267	$(185)

Avangrid, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

The reconciliation of changes in the fair value of financial instruments based on Level 3 inputs for the three months ended March 31, 2016 and 2015 is as follows:

	Three Months Ended March 31,
(Millions)	2016	2015
Fair Value Beginning of Period,	$(19)	$57
Gains recognized in operating revenues	9	11
(Losses) recognized in operating revenues	(6)	(1)
Total gains (losses) recognized in operating revenues	3	10
Gains recognized in OCI	1	1
(Losses) recognized in OCI	—	(1)
Total Gains (Losses) Recognized in OCI	1	—
Net change recognized in regulatory assets and liabilities	(25)	—
Purchases	—	(1)
Settlements	(5)	(3)
Transfers out of Level 3(a)	—	(9)
Fair Value as of March 31,	$(45)	$54
Gains (losses) for the period included in operating revenues attributable to the change in unrealized gains (losses) relating to financial instruments still held at the reporting date	$3	$10

(a)Transfers out of Level 3 were the result of increased observability of market data.

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

As of March 31, 2016					Variability
Instruments	Instrument Description	Valuation Technique	Valuation Inputs	Index	Avg.	Max.	Min.
Fixed price power and gas swaps	Transactions with delivery periods	Transactions are valued against forward market prices	Observable and extrapolated forward gas and power prices not all of which can be	NYMEX ($/MMBtu)	$4.23	$7.37	$1.48
with delivery	exceeding two	on a	corroborated by	SP15 ($/MWh)	$43.91	$80.28	$13.15
period > two	years	discounted	market data for	Mid C ($/MWh)	$35.13	$83.93	$4.10
years		basis	identical or	Cinergy ($/MWh)	$36.23	$77.49	$18.53
			similar products

Our Level 3 valuations primarily consist of NYMEX gas and fixed price power swaps with delivery periods extending through 2017. The gas swaps are used to hedge both gas inventory in firm storage and merchant wind positions. The power swaps are traded at liquid hubs in the West and Midwest and are used to hedge merchant wind production in those regions.

Avangrid, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

We performed a sensitivity analysis around the Level 3 gas and power positions to changes in the valuation inputs and concluded that no material change to the financial statements is expected given the following: (i) any changes in the fair value of the gas swaps hedging inventory would be expected to be largely offset by changes in the value of the inventory; (ii) any changes in the fair value of the gas swaps hedging merchant generation would be expected to be significantly offset by changes in the value of future power generation.

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

The determination of fair value of the CfDs (see Note 7 for further details on CfDs) was based on a probability-based expected cash flow analysis that was discounted at risk-free interest rates, as applicable, and an adjustment for non-performance risk using credit default swap rates. Certain management assumptions were required, including development of pricing that extended over the term of the contracts. We believe this methodology provides the most reasonable estimates of the amount of future discounted cash flows associated with the CfDs. Additionally, on a quarterly basis, we perform analytics to ensure that the fair value of the derivatives is consistent with changes, if any, in the various fair value model inputs. Significant isolated changes in the risk of non-performance, the discount rate or the contract term pricing would result in an inverse change in the fair value of the CfDs. Additional quantitative information about Level 3 fair value measurements of the CfDs is as follows:

Unobservable Input	Range at March 31, 2016
Risk of non-performance	0.02% - 0.79%
Discount rate	0.87% - 1.78%
Forward pricing ($ per MW)	$3.15 - $9.55

Fair Value of Debt

As of March 31, 2016 and December 31, 2015 debt consisted of first mortgage bonds, fixed and variable unsecured pollution control notes and other various non-current debt securities. The estimated fair value of debt amounted to $5,100 million and $4,985 million as of March 31, 2016 and December 31, 2015, respectively. The estimated fair value was determined, in most cases, by discounting the future cash flows at market interest rates. The interest rates used to make these calculations take into account the risks associated with the electricity industry and the credit ratings of the borrowers in each case. The fair value hierarchy pertaining to the fair value of debt is considered as Level 2, except for unsecured pollution control notes-variable with a fair value of $204 million as of both March 31, 2016 and December 31, 2015, which are considered Level 3. The fair value of these unsecured pollution control notes-variable are determined using unobservable interest rates as the market for these notes is inactive.

Note 7. Derivative Instruments and Hedging

Our Networks (including UIL), Renewables and Gas activities are exposed to certain risks, which are managed by using derivative instruments. All derivative instruments are recognized as either assets or liabilities at fair value on the condensed consolidated balance sheets in accordance with the accounting requirements concerning derivative instruments and hedging activities.

Avangrid, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

(a) Networks activities

NYSEG and RGE have an electric commodity charge that passes through rates costs for the market price of electricity. They use electricity contracts, both physical and financial, to manage fluctuations in electricity commodity prices in order to provide price stability to customers. We include the cost or benefit of those contracts in the amount expensed for electricity purchased when the related electricity is sold. We record changes in the fair value of electric hedge contracts to derivative assets and / or liabilities with an offset to regulatory assets and / or regulatory liabilities, in accordance with the accounting requirements concerning regulated operations.

The amount recognized in regulatory assets for electricity derivatives was a gain of $34.6 million as of March 31, 2016, and a loss of $34.3 million as of December 31, 2015. The amount reclassified from regulatory assets and liabilities into income, which is included in electricity purchased, was a loss of $34.8 million and $2.6 million for the three months ended March 31, 2016 and 2015, respectively.

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

The amount recognized in regulatory assets for natural gas hedges was a gain of $0.2 million as of March 31, 2016, and a loss of $3.1 million as of December 31, 2015. The amount reclassified from regulatory assets into income, which is included in natural gas purchased, was a loss of $3.4 million and $1.6 million for the three months ended March 31, 2016 and 2015, respectively.

Contracts for Differences (CfDs)

Pursuant to Connecticut statute and requirements of the Connecticut Public Utilities Regulatory Authority (PURA), UI and Connecticut’s other electric utility, The Connecticut Light and Power Company (CL&P), each executed two long-term contracts for differences (CfDs) with certain incremental capacity resources, each of which specifies a capacity quantity and a monthly settlement that reflects the difference between a forward market price and the contract price. The costs or benefits of each contract will be paid by or allocated to customers and will be subject to a cost-sharing agreement between UI and CL&P pursuant to which approximately 20% of the cost or benefit is borne by or allocated to UI customers and approximately 80% is borne by or allocated to CL&P customers.

PURA has determined that costs associated with these CfDs will be fully recoverable by UI and CL&P through electric rates, and UI has deferred recognition of costs (a regulatory asset) or obligations (a regulatory liability). For those CfDs signed by CL&P, UI records its approximate 20% portion pursuant to the cost-sharing agreement noted above. As of March 31, 2016 UI has recorded a gross derivative asset of $26 million ($0.2 million of which is related to UI’s portion of the CfD signed by CL&P), a regulatory asset of $91 million, a gross derivative liability of $118 million ($85 million of which is related to UI’s portion of the CfD signed by CL&P) and a regulatory liability of $1 million. As of December 31, 2015, UI had recorded a gross derivative asset of $29 million ($1 million of which is related to UI’s portion of the CfD signed by CL&P), a regulatory asset of $68 million, a gross derivative liability of $96 million ($61 million of which is related to UI’s portion of the CfD signed by CL&P) and a regulatory liability of $1 million.

The unrealized gains and losses from fair value adjustments to these derivatives, which are recorded in regulatory assets or regulatory liabilities, for the three months ended March 31, 2016, were as follows:

Three Months Ended March 31,	2016
(Millions)
Regulatory Assets - Derivative liabilities	$(3)
Regulatory Liabilities - Derivative assets	$(22)

Avangrid, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

The net notional volumes of the outstanding derivative instruments associated with Networks activities as of March 31, 2016 and December 31, 2015 consisted of:

As of	March 31, 2016	December 31, 2015
(Millions)
Wholesale electricity purchase contracts (MWh)	7.0	6.7
Natural gas purchase contracts (Dth)	5.1	4.8
Fleet fuel purchase contracts (Gallons)	3.4	3.8

The offsetting of derivatives, location and amounts of derivatives designated as hedging instruments associated with Networks (including UIL) activities as of March 31, 2016 and December 31, 2015 consisted of:

As of March 31, 2016	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$11	$16	$(29)	$(89)
Derivative liabilities	—	—	—	—
	11	16	(29)	(89)
Designated as hedging instruments
Derivative assets	6	4	6	4
Derivative liabilities	(6)	(4)	(35)	(12)
	—	—	(29)	(8)
Total derivatives before offset of cash collateral	11	16	(58)	(97)
Cash collateral receivable (payable)	—	—	28	7
Total derivatives as presented in the balance sheet	$11	$16	$(30)	$(90)

As of December 31, 2015	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$11	$18	$(28)	$(68)
Derivative liabilities	—	—	—	—
	11	18	(28)	(68)
Designated as hedging instruments
Derivative assets	3	6	3	6
Derivative liabilities	(3)	(6)	(42)	(7)
	—	—	(39)	(1)
Total derivatives before offset of cash collateral	11	18	(67)	(69)
Cash collateral receivable (payable)	—	—	37	—
Total derivatives as presented in the balance sheet	$11	$18	$(30)	$(69)

Avangrid, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

The effect of derivatives in cash flow hedging relationships on Other Comprehensive Income (OCI) and income for the three months ended March 31, 2016 and 2015 consisted of:

Three Months Ended March 31,	(Loss) Recognized in OCI on Derivatives	Location of (Loss) Reclassified from Accumulated OCI into Income	(Loss) Reclassified from Accumulated OCI into Income
(Millions)	Effective Portion (a)	Effective Portion (a)
2016
Interest rate contracts	$—	Interest expense	$(2)
Commodity contracts	—	Operating expenses	(1)
Total	$—		$(3)
2015
Interest rate contracts	$—	Interest expense	$(2)
Commodity contracts	(1)	Operating expenses	(1)
Total	$(1)		$(3)

(a)Changes in OCI are reported on a pre-tax basis. The reclassified amounts of commodity contracts are included within “Purchase power, natural gas and fuel used” line item within operating expenses in the condensed consolidated statements of income.

The net loss in accumulated OCI related to previously settled forward starting swaps and accumulated amortization is $82.9 million and $84.9 million as of March 31, 2016 and December 31, 2015, respectively. We recorded $2.0 million and $2.2 in net derivative losses related to discontinued cash flow hedges for the three months ended March 31, 2016 and 2015, respectively. We will amortize approximately $8.0 million of discontinued cash flow hedges in 2016. During the three months ended March 31, 2016 and 2015, there was no ineffective portion for cash flow hedges.

The unrealized loss of $2.3 million on hedge activities is reported in OCI because the forecasted transaction is considered to be probable as of March 31, 2016. We expect that $1.7 million of those losses will be reclassified into earnings within the next twelve months. The maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted fleet fuel transactions is twenty-one months.

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

Gas also periodically designates NYMEX fixed price derivative contracts as cash flow hedges related to its firm storage trading activities. To the extent that the derivative contracts are effective in offsetting the variability of cash flows associated with future gas

Avangrid, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

sales and purchases, the fair value changes are recorded in OCI. Any hedge ineffectiveness is recorded in current period earnings. Derivative contracts entered into to hedge the gas transport trading activities are not designated as cash flow hedges, with all changes in fair value of such derivative contracts recorded in current period earnings.

The net notional volumes of outstanding derivative instruments associated with Renewables and Gas activities as of March 31, 2016 and December 31, 2015 consisted of:

As of	March 31, 2016	December 31, 2015
(MWh/Dth in millions)
Wholesale electricity purchase contracts	3	3
Wholesale electricity sales contracts	6	6
Foreign exchange forward purchase contracts	1	4
Natural gas and other fuel purchase contracts	280	332
Financial power contracts	5	7
Basis swaps – purchases	41	67
Basis swaps – sales	48	80

The fair values of derivative contracts associated with Renewables and Gas activities as of March 31, 2016 and December 31, 2015 consisted of:

As of	March 31, 2016	December 31, 2015
(Millions)
Wholesale electricity purchase contracts	$(17)	$(13)
Wholesale electricity sales contracts	39	35
Foreign exchange forward purchase contracts	1	(1)
Natural gas and other fuel purchase contracts	19	10
Financial power contracts	32	32
Basis swaps – purchases	39	1
Basis swaps – sales	(45)	(2)
Total	$68	$62

The effect of trading and non-trading derivatives, respectively, associated with Renewables and Gas activities for the three months ended March 31, 2016 and 2015 consisted of:

Three Months Ended March 31,	2016	2015
(Millions)
Wholesale electricity purchase contracts	$—	$7
Wholesale electricity sales contracts	(1)	(5)
Financial power contracts	1	(1)
Financial and natural gas contracts	(30)	(55)
Total Loss	$(30)	$(54)

Three Months Ended March 31,	2016	2015
(Millions)
Wholesale electricity purchase contracts	$(3)	$(1)
Wholesale electricity sales contracts	6	(3)
Financial power contracts	1	5
Financial and natural gas contracts	(9)	6
Total (Loss) Gain	$(5)	$7

Such gains and losses are included in revenues and in “Purchased power, natural gas and fuel used” operating expenses in the condensed consolidated statements of income, depending upon the nature of the transaction.

Avangrid, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

The offsetting of derivatives, location and amounts of derivatives designated as hedging instruments associated with Renewables and Gas activities as of March 31, 2016 and December 31, 2015 consisted of:

As of March 31, 2016	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$165	$102	$84	$3
Derivative liabilities	(80)	(11)	(139)	(33)
	85	91	(55)	(30)
Designated as hedging instruments
Derivative assets	24	6	—	—
Derivative liabilities	—	—	(18)	(1)
	24	6	(18)	(1)
Total derivatives before offset of cash collateral	109	97	(73)	(31)
Cash collateral receivable (payable)	(26)	(36)	22	6
Total derivatives as presented in the balance sheet	$83	$61	$(51)	$(25)

As of December 31, 2015	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$186	$113	$117	$4
Derivative liabilities	(85)	(14)	(169)	(29)
	101	99	(52)	(25)
Designated as hedging instruments
Derivative assets	56	13	—	—
Derivative liabilities	—	—	(9)	—
	56	13	(9)	—
Total derivatives before offset of cash collateral	157	112	(61)	(25)
Cash collateral receivable (payable)	(80)	(41)	—	—
Total derivatives as presented in the balance sheet	$77	$71	$(61)	$(25)

The effect of derivatives in cash flow hedging relationships on OCI and income for the three months ended March 31, 2016 and 2015 consisted of:

Three Months Ended March 31, 2016	Gain Recognized in OCI on Derivatives	Location of Gain Reclassified from Accumulated OCI into Income	Gain Reclassified from Accumulated OCI into Income
(Millions)	Effective Portion (a)	Effective Portion (a)
Commodity contracts	$3	Revenues	$(46)
Total	$3		$(46)

(a)Changes in OCI are reported on a pre-tax basis.

Three Months Ended March 31, 2015	Gain Recognized in OCI on Derivatives	Location of Gain Reclassified from Accumulated OCI into Income	Gain Reclassified from Accumulated OCI into Income
(Millions)	Effective Portion (a)	Effective Portion (a)
Commodity contracts	$1	Revenues	$—
Total	$1		$—

(a)	Changes in OCI are reported on a pre-tax basis.

Avangrid, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Amounts will be reclassified from accumulated OCI into income in the period(s) during which the transaction being hedged affects earnings or when it becomes probable that a forecasted transaction being hedged would not occur. Notwithstanding future changes in prices, approximately $7.5 million of gains included in accumulated OCI at March 31, 2016 is expected to be reclassified into earnings within the next 12 months. During the three months ended March 31, 2016 and 2015 we recorded a net loss of $4.4 million and a net gain of $3.0 million, respectively, in earnings as a result of ineffectiveness from cash flow hedges.

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

The wholesale power supply agreements of UI contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit rating on senior debt were to fall below investment grade. If such an event had occurred as of March 31, 2016, UI would have had to post an aggregate of approximately $13.2 million in collateral.

We have various master netting arrangements in the form of multiple contracts with various single counterparties that are subject to contractual agreements that provide for the net settlement of all contracts through a single payment. Those arrangements reduce our exposure to a counterparty in the event of default on or termination of any single contract. For financial statement presentation purposes, we offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim or the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. The amounts of cash collateral under master netting arrangements that have not been offset against net derivative positions were $14 million and $11 million as of March 31, 2016 and December 31, 2015, respectively. Derivate instruments settlements and collateral payments are included in “Other assets” and “Other liabilities” of operating activities in the condensed consolidated statements of cash flows.

Certain of our derivative instruments contain provisions that require us to maintain an investment grade credit rating on our debt from each of the major credit rating agencies. If our debt were to fall below investment grade, we would be in violation of those provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit risk related contingent features that are in a liability position as of March 31, 2016 is $37 million, for which we have posted collateral.

Note 8. Contingencies

We are party to various legal disputes arising as part of our normal business activities. We do not provide for accrual of legal costs expected to be incurred in connection with a loss contingency.

MNG Rate Case

On March 5, 2015, MNG filed a rate case in order to further recover future investments and provide safe and adequate service.  MNG requested a 10.0% ROE and 50.0% equity ratio. The MPUC Staff has recommended a separate revenue requirement for MNG’s Augusta customers and MNG’s non-Augusta customers. The Staff also recommended a $19.95 million disallowance of the August Expansion investment based upon the Staff’s conclusion that MNG’s management of the Augusta Expansion Project was imprudent.

On November 6, 2015, a stipulation was filed with the MPUC, which was executed by MNG, the Office of Public Advocate and the City of Augusta. The stipulation contained a combined revenue requirement for Augusta and Non-Augusta based on a 9.55% ROE and 50% equity ratio. The stipulation also provided for an initial Augusta investment disallowance of $6 million and an investment phase-in of $10 million. On December 22, 2015, the MPUC rejected the proposed Stipulation as not in the public interest. In January 2016, the Administrative Law Judge established a new litigation schedule. The litigation was suspended at the end of January 2016 for settlement discussions.

Avangrid, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

On May 3, 2016, all active parties to the case filed a stipulation which settled all matters at issue in the case. Subject to MPUC approval of the stipulation, MNG’s new 10-year rate plan will take effect on June 1, 2016 and continue through April 30, 2026. The settlement structure for non-Augusta customers includes a 34.6% delivery revenue increase over five years with an allowed 9.55% ROE and 50% common equity ratio. The settlement structure for Augusta customers includes a 10-year rate plan with existing Augusta customers being charged rates equal to non-Augusta customers plus a surcharge which increases annually for five years.  New Augusta customers will have rates set based on an alternate fuel market model. In year seven of the rate plan MNG will submit a cost of service filing for the Augusta area to determine if the rate plan should continue. The cost of service filing will exclude $15 million of initial 2012/2013 gross plant investment. If the Augusta area’s cost of service filing illustrates results above a 14.55% ROE then the rate plan may cease, otherwise the rate plan would continue. We expect the MPUC to rule on the stipulation in May 2016. We cannot predict the outcome of the proceeding. We reserved $6 million for this case at the end of 2015. The reserve remained unchanged at March 31, 2016.

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

CMP and UI reserved for refunds for Complaints I, II and III consistent with the FERC’s March 3, 2015 final Complaint I decision. The CMP and UI total reserve associated with Complaints I, II and III is $21.9 million and $4.2 million, respectively, as of March 31, 2016. If adopted as final, the impact of the initial decision would be an additional aggregate reserve for Complaints II and III of $10.2 million, net of tax, which is based upon currently available information for these proceedings. We cannot predict the outcome of Complaint II and III proceedings.

Avangrid, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

On April 29, 2016, the Complainants filed a fourth, related, ROE complaint (Complaint IV) for a rate period subsequent to prior complaints requesting the base ROE be 8.61% and ROE Cap be 11.24%.  We cannot predict the outcome of the Complaint IV proceeding.

Yankee Nuclear Spent Fuel Disposal Claim

CMP has an ownership interest in Maine Yankee Atomic Power Company, Connecticut Yankee Atomic Power Company, and Yankee Atomic Electric Company, (the Yankee Companies), three New England single-unit decommissioned nuclear reactor sites, and UI has an ownership interest in Connecticut Yankee Atomic Power Company. Every six years, pursuant to the statute of limitations, the Yankee companies file a lawsuit to recover damages from the Department of Energy (DOE or Government) for breach of the Nuclear Spent Fuel Disposal Contract to remove Spent Nuclear Fuel (SNF) and Greater than Class C Waste (GTCC) as required by contract and the Nuclear Waste Policy Act beginning in 1998. The damages are the incremental costs for the Government’s failure to take the spent nuclear fuel.

In 2012, the U.S. Court of Appeals issued a favorable decision in the Yankee Companies’ claim for the first six year period (Phase I).  Total damages awarded to the Yankee Companies were nearly $160 million.  The Yankee Companies won on all appellate points in the U.S. Court of Appeals for the Federal Circuit’s unanimous decision.  The Federal Appeals Court affirmed the September 2010 U.S. Court of Federal Claims award of $40.3 million to Connecticut Yankee Atomic Power Company; affirmed the Court of Federal Claims award of $65 million to Maine Yankee Atomic Power Company; and increased Yankee Atomic Electric Company’s damages award from $21.4 million to $37.8 million. The Phase I damage award became final on December 4, 2012. The Yankee Companies received payment from the DOE in January 2013. CMP’s share of the award was approximately $36.5 million which was credited back to customers. UI’s share of the award was $3.8 million which was credited back to customers.

In November 2013 the U.S. Court of Claims issued its decision in the Phase II case (the second 6-year period). The court’s decision awarded the Yankee Companies a combined $235.4 million (Connecticut Yankee $126.3 million, Maine Yankee $37.7 million, and Yankee Atomic $73.3 million). The Phase II period covers January 1, 2002 through December 31, 2008 for Connecticut Yankee and Yankee Atomic, and January 1, 2003 through December 31, 2008 for Maine Yankee. Maine Yankee’s damage award was lower because it recovered a larger amount in the Phase I case ($82 million) and its decommissioning was both less expensive and completed sooner than the other Yankee Companies.  The damage awards flow through the Yankee Companies to shareholders (including CMP and UI) to reduce retail customer charges.  In January 2014 the Government informed the Yankee Companies it would not appeal the court’s decision. As a result the Yankee Companies received full payment in April 2014. CMP’s share of the award was approximately $28.2 million which was credited back to customers. UI received approximately $12 million of such award which was applied, in part, against its remaining storm regulatory asset balance. The remaining regulatory liability balance was applied to UI’s generation service charge (GSC) “working capital allowance” and will be returned to customers through the non-by-passable federally mandated congestion charge.

In August 2013, the Yankee Companies filed a third round of claims against the Government seeking damages for the years 2009-2014 (Phase III). The Phase III trial was completed in July 2015 and the court issued its decision on March 25, 2016 awarding the Yankee Companies a combined $76.8 million (Connecticut Yankee $32.6 million, Maine Yankee $24.6 million and Yankee Atomic $19.6 million). The damage awards will potentially flow through the Yankee Companies to shareholders, including CMP and UI, upon FERC approval, and will reduce retail customer charges or otherwise as specified by law. CMP and UI will receive their proportionate share of the awards that flow through based on percentage ownership. We cannot predict the timing or amount of damage awards that may ultimately flow through to customers.

NYPSC Staff Review of Earnings Sharing Calculations and Other Regulatory Deferrals

In December 2012, the NYPSC Staff (Staff) informed NYSEG and RGE that the Staff had conducted an audit of the companies’ annual compliance filings (ACF) for 2009 through August 31, 2010, and the first rate year of the current rate plan, September 1, 2010 through August 31, 2011. The Staff’s preliminary findings indicated adjustments to deferred balances primarily associated with storm costs and the treatment of certain incentive compensation costs for purposes of the 2011 ACF. The Staff’s findings approximate $9.8 million of adjustments to deferral balances and customer earnings sharing accruals. NYSEG and RGE reviewed the Staff’s adjustments and work papers and provided a response in early 2013. NYSEG and RGE disagreed with certain Staff conclusions and as a result recorded a $3.4 million reserve in December 2012 in anticipation of settling the Staff issues. In the Proposal filed with the NYPSC (see Note 5) the parties agreed that in full and final resolution of all years through 2012, and in full and final resolution of storm-related deferrals through 2014, the companies will add $2.4 million to the customer share of earnings sharing.

Avangrid, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

California Energy Crisis Litigation

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

Joining with two other parties, Renewables filed a petition for certiorari in the United States Supreme Court on May 3, 2007. In an order entered on June 27, 2008, the Supreme Court granted Renewables’ petition for certiorari, vacated the appellate court's judgment, and remanded the case to the appellate court for further consideration in light of the Supreme Court’s decision in a similar case. In light of the Supreme Court's order, on December 4, 2008, the Ninth Circuit Court of Appeals vacated its prior opinion and remanded the complaint proceedings to the FERC for further proceedings consistent with the Supreme Court's rulings. In 2014 FERC assigned an administrative law judge to conduct evidentiary hearings. Following discovery, the FERC Trial Staff recommended that the complaint against Renewables be dismissed.

A hearing was held before an administrative law judge of FERC in November and early December 2015. A preliminary proposed ruling by the administrative law judge was issued on April 12, 2016.  The proposed ruling found no evidence that Renewables had engaged in any unlawful market contract that would justify finding the Renewables power purchase agreements unjust and unreasonable. However, the proposed ruling did conclude that price of the power purchase agreements imposed an excessive burden on customers in the amount of $259 million. Renewables position, as presented at hearings and agreed by FERC Trial Staff, is that Renewables entered into bilateral power purchase contracts appropriately and complied with all applicable legal standards and requirements. The parties will have an opportunity to submit briefs to FERC before FERC issues its decision, expected in late 2016. We cannot predict the outcome of this proceeding.

Note 9. Environmental Liabilities

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

Manufactured Gas Plants

We have a program to investigate and perform necessary remediation at our fifty-three sites where gas was manufactured in the past (Manufactured Gas Plants, or MGPs). Eight sites are included in the New York State Registry; eleven sites are included in the New York Voluntary Cleanup Program; three sites are part of Maine’s Voluntary Response Action Program with two of such sites being part of Maine’s Uncontrolled Sites Program. The remaining sites are not included in any registry list. We have entered into consent orders with various environmental agencies to investigate and where necessary remediate forty-seven of the fifty-three sites.

Avangrid, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Our estimate for all costs related to investigation and remediation of the fifty-three sites ranges from $235 million to $468 million as of March 31, 2016. Our estimate could change materially based on facts and circumstances derived from site investigations, changes in required remedial actions, changes in technology relating to remedial alternatives, and changes to current laws and regulations.

As of March 31, 2016 and December 31, 2015 the liability associated with MGP sites, the remediation costs of which could be significant and will be subject to a review by PURA as to whether these costs are recoverable in rates, was $99 million.

The liability to investigate and perform remediation at the known inactive MGP sites was $393 million and $397 million as of March 31, 2016 and December 31, 2015, respectively. We recorded a corresponding regulatory asset, net of insurance recoveries and the amount collected from FirstEnergy, as described below, because we expect to recover the net costs in rates. Our environmental liability accruals are recorded on an undiscounted basis and are expected to be paid through the year 2048.

Our Connecticut and Massachusetts regulated gas companies own or have previously owned properties where MGPs had historically operated. MGP operations have led to contamination of soil and groundwater with petroleum hydrocarbons, benzene and metals, among other things, at these properties, the regulation and cleanup of which is regulated by the federal Resource Conservation and Recovery Act as well as other federal and state statutes and regulations. Each of the companies has or had an ownership interest in one or more such properties contaminated as a result of MGP-related activities. Under the existing regulations, the cleanup of such sites requires state and at times, federal, regulators’ involvement and approval before cleanup can commence. In certain cases, such contamination has been evaluated, characterized and remediated. In other cases, the sites have been evaluated and characterized, but not yet remediated. Finally, at some of these sites, the scope of the contamination has not yet been fully characterized; no liability was recorded in respect of these sites as of March 31, 2016 and no amount of loss, if any, can be reasonably estimated at this time. In the past, the companies have received approval for the recovery of MGP-related remediation expenses from customers through rates and will seek recovery in rates for ongoing MGP-related remediation expenses for all of their MGP sites.

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

FirstEnergy remains liable for a substantial share of clean up expenses at nine MPG sites. In January 2015, NYSEG sent FirstEnergy a demand for $16 million representing FirstEnergy’s share of clean-up expenses incurred by NYSEG at the nine sites from January 2010 to November 2014 while the District Court appeal was pending. Nearly all of this amount has been paid by FirstEnergy. FirstEnergy would also be liable for a share of post 2014 costs, which, based on current projections, would be $26 million. This amount is being treated as a contingent asset and has not been recorded as either a receivable or a decrease to the environmental provision.

Century Indemnity and OneBeacon

On August 14, 2013, NYSEG filed suit in federal court against two excess insurers, Century Indemnity and OneBeacon, who provided excess liability coverage to NYSEG. NYSEG seeks payment for clean-up costs associated with contamination at twenty-two former manufactured gas plants. Based on estimated clean-up costs of $282 million, the carriers’ allocable share could equal or exceed approximately $89 million, excluding pre-judgment interest, although this amount may change substantially depending  upon the determination of various factual matters and legal issues during the case. Any recovery will be flowed through to NYSEG ratepayers.

Century and One Beacon have answered admitting issuance of the excess policies, but contesting coverage and providing documentation proving they received notice of the claims in the 1990s. We cannot predict the outcome of this matter.

Avangrid, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

On April 8, 2013, the Connecticut Department of Energy and Environmental Protection (DEEP) issued an administrative order addressed to UI, Evergreen Power, Asnat and others, ordering the parties to take certain actions related to investigating and remediating the English Station site. Mediation of the matter began in the fourth quarter of 2013 and concluded unsuccessfully in April 2015.

On September 16, 2015, UI signed a Proposed Partial Consent Order that, when issued by the Commissioner of DEEP, and subject to its terms and conditions, would require UI to investigate and remediate certain environmental conditions within the perimeter of the English Station site.  Under the Proposed Partial Consent Order, to the extent that the cost of this investigation and remediation is less than $30 million, UI will remit to the State of Connecticut the difference between such cost and $30 million to be used for a public purpose as determined in the discretion of the Governor of the State of Connecticut, the Attorney General of the State of Connecticut, and the Commissioner of DEEP. Pursuant to the Proposed Partial Consent Order, upon its issuance and subject to its terms and conditions, UI would be obligated to comply with the Proposed Partial Consent Order, even if the cost of such compliance exceeds $30 million. The State will discuss options with UI on recovering or funding any cost above $30 million such as through public funding or recovery from third parties, however it is not bound to agree to or support any means of recovery or funding. On September 30, 2015, the Hearing Officer in DEEP’s administrative proceeding approved a Motion for Stay of further proceedings filed by DEEP, staying all proceedings on the administrative order for 120 days. On January 26, 2016 the Stay was extended for an additional 90 days and in April 2016, the Stay was further extended to September 1, 2016. A status conference is scheduled for September 1, 2016. We cannot predict the outcome of this matter. As of December 31, 2015 we reserved $20.5 million for this case and have accrued the remaining $9.5 million in accordance with the settlement with PURA approving the acquisition. As of March 31, 2016 the reserve amount remained unchanged.

Note 10. Post-retirement and Similar Obligations

We made no pension contributions for the three months ended March 31, 2016. We expect to make $43 million of contributions for the remainder of 2016.

The components of net periodic benefit cost for pension benefits for the three months ended March 31, 2016 and 2015 consisted of:

Three Months Ended March 31,	2016	2015
(Millions)
Service cost	$11	$9
Interest cost	35	24
Expected return on plan assets	(51)	(39)
Amortization of:
Prior service costs	—	1
Actuarial loss	38	32
Net Periodic Benefit Cost	$33	$27

Avangrid, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

The components of net periodic benefit cost for postretirement benefits for the three months ended March 31, 2016 and 2015 consisted of:

Three Months Ended March 31,	2016	2015
(Millions)
Service cost	$1	$1
Interest cost	6	4
Expected return on plan assets	(3)	(2)
Amortization of:
Prior service costs	(2)	(2)
Actuarial loss	2	2
Net Periodic Benefit Cost	$4	$3

Note 11. Equity

As of March 31, 2016 our share capital consisted of 500,000,000 shares of common stock authorized, 309,588,561 shares issued and 309,094,888 shares outstanding, 81.5% owned by Iberdrola, each having a par value of $0.01, for a total value of common stock capital of $3 million and additional paid in capital of $13,653 million. As of December 31, 2015 our share capital consisted of 500,000,000 shares of common stock authorized, 309,491,082 shares issued and 308,864,609 shares outstanding, 81.5% owned by Iberdrola, each having a par value of $0.01, for a total value of common stock capital of $3 million and additional paid in capital of $13,653 million. We had 493,673 and 626,473 treasury shares and no convertible preferred shares outstanding as of March 31, 2016 and December 31, 2015, respectively. During the three months ended March 31, 2016 we issued 97,479 shares of common stock and 132,800 shares of common stock out of treasury stock each having a par value of $0.01. On December 15, 2015, the Board of Directors approved our common stock dividend, accounted for as a stock split. The stock split, effected through a stock dividend, resulted in the issuance of 252,234,989 shares, which in addition to the 243 previously existing shares increased the total shares outstanding to 252,235,232. The stock dividend was effective upon the Board’s approval. All share and per share information included in the condensed consolidated financial statements have been retroactively adjusted to reflect the impact of the stock dividend.

Accumulated Other Comprehensive Income (Loss)

Accumulated OCI for the three months ended March 31, 2016 and 2015 consisted of:

Accumulated Other Comprehensive Income (Loss)	As of December 31, 2014	Three Months Ended March 31, 2015	As of March 31, 2015	As of December 31, 2015	Three Months Ended March 31, 2016	As of March 31, 2016
(Millions)
Loss on revaluation of defined benefit plans, net of income tax expense (benefit) of $(0.9) for 2015 and $2.8 for 2016	$(25)	$(1)	$(26)	$(21)	$4	$(17)
Loss for nonqualified pension plans	(11)	—	(11)	(8)	—	(8)
Unrealized gain (loss) during period on derivatives qualifying as cash flow hedges, net of income tax expense of $1.2 for 2016	(2)	—	(2)	31	2	33
Reclassification to net income of losses (gains) on cash flow hedges, net of income tax expense (benefit) of $1 for 2015 and $(16.6) for 2016(a)	(61)	2	(59)	(54)	(26)	(80)
Gain (loss) on derivatives qualifying as cash flow hedges	(63)	2	(61)	(23)	(24)	(47)
Accumulated Other Comprehensive (Loss) Income	$(99)	$1	$(98)	$(52)	$(20)	$(72)

(a)	Reclassification is reflected in the operating expenses line item in the condensed consolidated statements of income

Avangrid, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 12. Net Income Per Share

Basic net income per share is computed by dividing net income attributable to AVANGRID by the weighted-average number of shares of our common stock outstanding. During the three months ended March 31, 2016, while we did have securities that were dilutive, these securities did not result in a change on our net income per share calculation result for the three months ended March 31, 2016. We did not have any potentially-dilutive securities for the three months ended March 31, 2015. In accordance with Accounting Standards Codification (ASC) Topic 260, Earnings per Share, we retroactively applied the stock split to prior period.

The calculations of basic and diluted earnings per share attributable to AVANGRID, including a reconciliation of the numerators and denominators for the three months ended March 31, 2016 and 2015 consisted of:

Three Months Ended March 31,	2016	2015
(Millions, except for number of shares and per share data)
Numerator:
Net income attributable to AVANGRID	$212	$106
Denominator:
Weighted average number of shares outstanding - basic	309,538,215	252,235,232
Weighted average number of shares outstanding - diluted	309,808,006	252,235,232
Earnings per share attributable to AVANGRID
Earnings Per Common Share, Basic	$0.69	$0.42
Earnings Per Common Share, Diluted	$0.69	$0.42

Note 13. Segment Information

Our segment reporting structure uses our management reporting structure as its foundation to reflect how AVANGRID manages the business internally and is organized by type of business. We report our financial performance based on the following three reportable segments:

•

Networks: including all the energy transmission and distribution activities, and any other regulated activity originating in New York and Maine, and regulated electric distribution, electric transmission and gas distribution activities originating in Connecticut and Massachusetts. The Networks reportable segment includes eight rate regulated operating segments. These operating segments generally offer the same services distributed in similar fashions, have the same types of customers, have similar long-term economic characteristics and are subject to similar regulatory requirements, allowing these operations to be aggregated into one reportable segment.

•	Renewables: activities relating to renewable energy, mainly wind energy generation and trading related with such activities.
•	Gas: including gas trading and storage businesses carried on by the AVANGRID Group.

Products and services are sold between reportable segments and affiliate companies at cost. The Chief Operating Decision Maker evaluates segment performance based on segment adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) defined as net income adding back net income attributable to other noncontrolling interests, income tax expense, depreciation and amortization and interest expense net of capitalization, and then subtracting other income and (expense) and earnings from equity method investments per segment. Segment income, expense, and assets presented in the accompanying tables include all intercompany transactions that are eliminated in the condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Segment information as of and for the three months ended March 31, 2016 consisted of:

Three Months Ended March 31, 2016	Networks	Renewables	Gas	Other (a)	AVANGRID Consolidated
(Millions)
Revenue - external	$1,390	$276	$3	$1	$1,670
Revenue - intersegment	—	2	9	(11)	—
Depreciation and amortization	118	80	7	—	205
Operating income (loss)	312	49	(10)	(2)	349
Adjusted EBITDA	430	129	(3)	(2)	554
Earnings (losses) from equity method investments	3	(1)	—	—	2
Capital expenditures	$206	$70	$—	$—	$276
As of March 31, 2016
Property, plant and equipment	12,432	7,757	509	—	20,698
Equity method investments	108	252	—	—	360
Total assets	$20,014	$10,338	$1,168	$(981)	$30,539

(a)	Does not represent a segment. It mainly includes Corporate and intersegment eliminations.

Included in revenue-external for the three months ended March 31, 2016 are: $913 million from regulated electric operations, $477 million from regulated gas operations and no amounts from other operations of Networks; $276 million from renewable energy generation of Renewables; $7 million from gas storage services and $(4) million from gas trading operations of Gas.

Segment information for the three months ended March 31, 2015 consisted of:

Three Months Ended March 31, 2015	Networks	Renewables	Gas	Other (a)	AVANGRID Consolidated
(Millions)
Revenue - external	$998	$239	$(10)	$—	$1,227
Revenue – intersegment	—	1	9	(10)	—
Depreciation and amortization	86	83	5	1	175
Operating income (loss)	189	26	(15)	(4)	196
Adjusted EBITDA	275	109	(10)	(3)	371
Earnings from equity method investments	—	1	—	—	1
Capital expenditures	$177	$186	$1	$—	$364
As of December 31, 2015
Property, plant and equipment	12,363	7,835	513	—	20,711
Equity method investments	110	253	—	22	385
Total assets	$20,126	$10,685	$1,265	$(1,333)	$30,743

(a)	Does not represent a segment. It mainly includes Corporate and intersegment eliminations.

Included in revenue-external for the three months ended March 31, 2015 are: $728 million from regulated electric operations, $272 million from regulated gas operations and $(2) million from other operations of Networks; $239 million from renewable energy generation of Renewables; $2 million from gas storage services and $(12) million from gas trading operations of Gas.

Avangrid, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Reconciliation of consolidated Adjusted EBITDA to the AVANGRID consolidated Income Before Income Tax for the three months ended March 31, 2016 and 2015 is as follows:

Three Months Ended March 31,	2016	2015
(Millions)
Consolidated Adjusted EBITDA	$554	$371
Less:
Depreciation and amortization	205	175
Interest expense, net of capitalization	84	61
Add:
Other income and (expense)	49	12
Earnings from equity method investments	2	1
Consolidated Income Before Income Tax	$316	$148

Note 14. Related Party Transactions

We engage in related party transactions which are generally billed at cost and in accordance with applicable state and federal commission regulations.

Related party transactions for the three months ended March 31, 2016 and 2015 consisted of:

Three Months Ended March 31,	2016		2015
(Millions)	Sales To	Purchases From	Sales To	Purchases From
Iberdrola Canada Energy Services, Ltd	$—	$(5)	$—	$(12)
Iberdrola Renovables Energía, S.L.	—	(3)	—	(2)
Iberdrola, S.A.	—	(8)	—	—
Other	$1	$—	1	(6)

In addition to the statements of income items above we made purchases of turbines for wind farms from Gamesa Corporación Tecnológica, S.A. (Gamesa), in which our ultimate parent Iberdrola has a 20% ownership. The amounts capitalized for these transactions were $28 million and $70 million as of March 31, 2016 and December 31, 2015, respectively.

Related party balances as of March 31, 2016 and December 31, 2015 consisted of:

As of	March 31, 2016		December 31, 2015
(Millions)	Owed By	Owed To	Owed By	Owed To
Iberdrola Canada Energy Services, Ltd.	$2	$(4)	$7	$(5)
Gamesa Corporación Tecnológica, S.A.	60	(58)	68	(77)
Iberdrola, S.A.	—	(11)	—	(3)
Iberdrola Energy Projects, Inc.	1	—	1	(3)
Iberdrola Renovables Energía, S.L.	—	(3)	—	—
Other	1	(1)	—	(2)

Transactions with our parent company, Iberdrola, relate predominantly to allocation of corporate services and management fees. Also included within the Purchases From category are charges for credit support relating to guarantees Iberdrola has provided to third parties guaranteeing our performance. All costs that can be specifically allocated, to the extent possible, are charged directly to the company receiving such services. In situations when Iberdrola corporate services are provided to two or more companies of AVANGRID any costs remaining after direct charge are allocated using agreed upon cost allocation methods designed to allocate those costs. We believe that the allocation method used is reasonable.

Transactions with Iberdrola Canada Energy Services predominantly relate to the purchase of gas for ARHI’s gas-fired generation facility at Klamath.

There have been no guarantees provided or received for any related party receivables or payables. These balances are unsecured and are typically settled in cash. Interest is not charged on regular business transactions but is charged on outstanding loan balances. There have been no impairments or provisions made against any affiliated balances. The collectability of amounts receivable from Gamesa are contingent upon other related parties fulfilling certain payments to Gamesa.

Avangrid, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Note 15. Accounts Receivable

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

We establish provisions for uncollectible accounts for DPA’s by using both historical average loss percentages to project future losses and by establishing specific provisions for known credit issues. Amounts are written off when reasonable collection efforts have been exhausted. DPA receivable balances were $62 million at both March 31, 2016 and December 31, 2015. The allowance for doubtful accounts for DPAs at March 31, 2016 and December 31, 2015 were $34 million and $35 million, respectively. Furthermore, the provision for bad debts associated with the DPAs for the three months ended March 31, 2016 and 2015 approximated $(1) million and $(9) million, respectively.

Note 16. Subsequent Events

New Credit Facility

On April 5, 2016, AVANGRID and its subsidiaries, NYSEG, RGE, CMP, UI, Connecticut Natural Gas Corporation (CNG), The Southern Connecticut Gas Company (SCG) and The Berkshire Gas Company (BGC) entered into a revolving credit facility with a syndicate of banks (the Credit Facility), that provides for maximum borrowings of up to $1.5 billion in the aggregate.

Under the terms of the Credit Facility, each joint borrower has a maximum borrowing entitlement, or sublimit, which can be periodically adjusted to address specific short-term capital funding needs, subject to the maximum limit established by the banks. AVANGRID’s maximum sublimit is $1 billion, NYSEG, RGE, CMP and UI have maximum sublimits of $250 million, CNG, and SCG have maximum sublimits of $150 million and BGC has a maximum sublimit of $25 million. Under the Credit Facility, each of the borrowers will pay an annual facility fee that is dependent on its credit rating.  The facility fees will range from 10.0 to 17.5 basis points.  The maturity date for the Credit Facility is April 5, 2021.

As a condition of closing on the new Credit Facility, the AVANGRID revolving credit facility, the joint utility revolving credit facility, and the UIL credit facility were terminated and all amounts payable under the terminated facilities were repaid in full.

Quarterly Dividends

On April 20, 2016, the Board of Directors of AVANGRID declared a quarterly dividend of $0.432 per share on its common stock. This dividend is payable July 1, 2016 to shareholders of record at the close of business on June 10, 2016.

Stock Repurchase Program

On April 28, 2016, pursuant to action of the Board of Directors of AVANGRID authorizing AVANGRID to repurchase up to 97,479 shares of its common stock under an open market stock repurchase program, AVANGRID entered into a Repurchase Agreement (Agreement) with J.P. Morgan Securities, LLC. (JPM). Under the Agreement, JPM will, from time to time, acquire, on behalf of AVANGRID, shares of common stock of AVANGRID. The purpose of this program is to allow AVANGRID to maintain the relative ownership percentage of Iberdrola at 81.5%. The stock repurchase program may be suspended or discontinued at any time upon notice.

Transfer of UIL under Networks

Effective as of April 30, 2016, and in compliance with a regulatory commitment, the ownership of UIL and its subsidiaries, a heretofore wholly owned subsidiary of AVANGRID, has been transferred to a newly created special purpose entity named UIL Group, LLC, which is a wholly-owned subsidiary of Networks.

Repurchase of AVANGRID Common Stock

In May 2016, pursuant to the stock repurchase program, we repurchased 97,479 shares of AVANGRID common stock in the open market. The total cost of repurchase, including commissions, was $4 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited combined and consolidated financial statements as of December 31, 2015 and 2014 and for the three years ended December 31, 2015 included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission, or the SEC, on April 1, 2016, which we refer to as our “Form 10-K.” In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. The foregoing and other factors are discussed and should be reviewed in our Form 10-K and other subsequent filings with the SEC.

Overview

We are a direct, majority owned subsidiary of Iberdrola, S.A., or Iberdrola, a corporation (sociedad anónima) organized under the laws of Spain, one of the world’s leading energy companies.  Our direct, wholly-owned subsidiaries include Avangrid Networks, Inc., or Networks, Avangrid Renewables Holdings, Inc., or ARHI, and UIL Holdings Corporation, or UIL. ARHI in turn holds subsidiaries including Avangrid Renewables LLC, or Renewables, and Enstor Gas, LLC, or Gas. Networks, along with UIL, owns and operates our regulated utility businesses through its subsidiaries, including electric transmission and distribution and natural gas distribution, transportation and sales. Effective as of April 30, 2016, and in compliance with a regulatory commitment, the ownership of UIL and its subsidiaries has been transferred to a newly created special purpose entity named UIL Group, LLC, which is a wholly-owned subsidiary of Networks. Avangrid Service Company, a subsidiary of Networks, provides corporate and back-office services on a consolidated basis to our subsidiaries. Renewables operates a portfolio of renewable energy generation facilities primarily using onshore wind power and also solar, biomass and thermal power.  Gas operates our natural gas storage facilities and gas trading businesses through Enstor Energy Services LLC (gas trading) and Enstor Inc. (gas storage).

On December 16, 2015, we completed our acquisition of UIL. Immediately following the completion of the acquisition, former UIL shareowners owned 18.5% of the outstanding shares of common stock of AVANGRID, and Iberdrola owned the remaining shares.  The acquisition was accounted for as a business combination. The results of operations of UIL since December 16, 2015, the acquisition date, have been included in the consolidated results of AVANGRID.

Through Networks along with UIL, we own electric generation, transmission and distribution companies and natural gas distribution, transportation and sales companies in New York, Maine, Connecticut and Massachusetts, delivering electricity to approximately 2.2 million electric utility customers and delivering natural gas to approximately 992,000 natural gas public utility customers as of March 31, 2016.

Networks, a Maine corporation, along with UIL, a Connecticut corporation, holds our regulated utility businesses, including electric transmission and distribution and natural gas distribution, transportation and sales. Networks serves as a super-regional energy services and delivery company through eight regulated utilities it owns directly or through UIL:

•	New York State Electric & Gas Corporation, or NYSEG: serves electric and natural gas customers across more than 40% of the upstate New York geographic area;
•	Rochester Gas and Electric, or RGE: serves electric and natural gas customers within a nine-county region in western New York, centered around Rochester;
•	The United Illuminating Company, or UI: serves electric customers in southwestern Connecticut;
•	Central Maine Power Company, or CMP: serves electric customers in central and southern Maine;
•	The Southern Connecticut Gas Company, or SCG: serves natural gas customers in Connecticut;
•	Connecticut Natural Gas Corporation, or CNG: serves natural gas customers in Connecticut;
•	The Berkshire Gas Company, or BGC: serves natural gas customers in western Massachusetts; and
•	Maine Natural Gas Corporation, or MNG: serves natural gas customers in several communities in central and southern Maine.

Through Renewables, we had a combined wind, solar and thermal installed capacity of 6,330 megawatts, or MW, as of March 31, 2016, including Renewables’ share of joint projects, of which 5,643 MW was installed wind capacity. Approximately 67% of the capacity was contracted for an average period of 9.4 years as of March 31, 2016. As the second largest wind operator in the United States based on installed capacity as of March 31, 2016, Renewables strives to lead the transformation of the U.S. energy industry to a competitive, clean energy future. Renewables currently operates 53 wind farms in 18 states across the United States.

Through Gas, as of March 31, 2016 we own approximately 67.5 billion cubic feet, or Bcf, of net working gas storage capacity. Gas operates 53.25 Bcf of contracted or managed natural gas storage capacity in North America through Enstor Energy Services, LLC, as of March 31, 2016.

Our operating revenues increased by 36%, from $1.2 billion for the three months ended March 31, 2015 to $1.7 billion for the three months ended March 31, 2016.

The increase in operating revenues was primarily due to the inclusion of UIL, which was not in the comparable period, adding $498 million in revenues for the three months ended March 31, 2016. The Renewables and Gas business revenues increased on the impact of favorable operating conditions, but the Networks business, before inclusion of UIL’s operating revenues, experienced a reduction in revenues, primarily as a result of the milder winter in 2016.

Net income increased primarily due to the additional contribution of UIL.  Excluding UIL, each of the businesses experienced an increase during the three months ended March 31, 2016 compared to the same period of 2015. Networks net income improved as the reduction in purchased power and natural gas expenses, brought about by lower volumes and prices, more than offset the impacts of lower volumes on revenues. Renewables achieved a net income increase as a result of increases in revenues from higher output from our renewable generation facilities and Gas net income improved as a result of improved margins achieved in 2016.

Adjusted earnings before interest, tax, depreciation and amortization, or adjusted EBITDA, increased by 49% from $371 million for the three months March 31, 2015 to $554 million for the three months ended March 31, 2016 primarily as a result of a 55% increase in adjusted EBITDA at Networks as a result of the addition of UIL.  Renewables increased 17%, primarily as a result of the increase in revenues from higher output.  Gas increased by 70%, with the increase in revenues from improved margins partially offset by an increase in operations and maintenance expense.

See “—Results of Operations” for further analysis of our operating results for the quarter.

Legislative and Regulatory Update

We are subject to complex and stringent energy, environmental and other laws and regulations at the federal, state and local levels as well as rules within the independent system operator, or ISO, markets in which we participate. Federal and state legislative and regulatory actions continue to change how our business is regulated. We are actively participating in these debates at the federal, regional, state and ISO levels. Significant updates are discussed below. For a further discussion of the environmental and other governmental regulations that affect us, see our Form 10-K for the year ended December 31, 2015.

MNG rate case

On May 3, 2016, all active parties to the case filed a stipulation which settled all matters at issue in the case. Subject to Maine Public Utility Commission, or MPUC, approval of the stipulation, MNG’s new 10-year rate plan will take effect on June 1, 2016 and continue through April 30, 2026. The settlement structure for non-Augusta customers includes a 34.6% delivery revenue increase over five years with an allowed 9.55% return on equity, or ROE, and 50% common equity ratio. The settlement structure for Augusta customers would include a 10-year rate plan with existing Augusta customers being charged rates equal to non-Augusta customers plus a surcharge which increases annually for five years.  New Augusta customers will have rates set based on an alternate fuel market model. In year seven of the rate plan MNG will submit a cost of service filing for the Augusta area to determine if the rate plan should continue. The cost of service filing will exclude $15 million of initial 2012/2013 gross plant investment. If the Augusta areas cost of service filing illustrates results above a 14.55% ROE then the rate plan may cease, otherwise the rate plan could continue. We expect the MPUC to rule on the stipulation in May 2016. We cannot predict the outcome of the proceeding. We reserved $6 million for this case at the end of 2015. The reserve remained unchanged at March 31, 2016.

Transmission - ROE Complaint

On April 29, 2016, the Eastern Massachusetts Consumer Owned Systems filed a fourth, related, ROE complaint (Complaint IV) for a rate period subsequent to prior complaints requesting the base ROE be 8.61% and ROE Cap be 11.24%. We cannot predict the outcome of the Complaint IV proceeding.

Results of Operations

The following table sets forth our operating revenues and expenses items for each of the periods indicated and as a percentage of operating revenues:

	Three Months Ended March 31,
	2016	%	2015	%
Operating Revenues	$1,670	100%	$1,227	100%
Operating Expenses
Purchased power, natural gas and fuel used	$428	26	392	32
Operations and maintenance	551	33	380	31
Depreciation and amortization	205	12	175	14
Taxes other than income taxes	137	8	84	7
Total Operating Expenses	1,321	79	1,031	84
Operating income	349	21	196	16
Other Income (Expense)
Other income (expense)	49	3	12	1
Earnings from equity method investments	2	—	1	—
Interest expense, net of capitalization	(84)	(5)	(61)	(5)
Income Before Income Tax	316	19	148	12
Income tax expense	104	6	42	3
Net Income	212	13	106	9
Less: Net income attributable to noncontrolling interests	—	—	—	—
Net Income	$212	13%	$106	9%

Comparison of Period to Period Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

The following table sets forth our operating revenues and expenses by segment for each of the periods indicated and as a percentage of the consolidated total of operating revenues and operating expenses, respectively:

Three Months Ended March 31, 2016	Total	Networks	Renewables	Gas	Other(1)
	(in millions)
Operating revenues	$1,670	$1,390	$278	$12	$(10)
Operating revenues %		83%	17%	—	(1)%
Operating expenses	$1,321	$1,078	$229	$22	$(8)
Operating expenses %		82%	17%	2%	(1)%

Three Months Ended March 31, 2015	Total	Networks	Renewables	Gas	Other(1)
	(in millions)
Operating revenues	$1,227	$1,003	$240	$(1)	$(15)
Operating revenues %		82%	20%	—	(2)%
Operating expenses	$1,031	$814	$214	$14	$(11)
Operating expenses %		79%	21%	1%	(1)%

(1)	Other amounts represent corporate and company eliminations.

Operating Revenues

Our operating revenues increased by 36% from $1.2 billion for the three months ended March 31, 2015 to $1.7 billion for the three months ended March 31, 2016, as detailed by segment below:

Networks

Operating revenues increased by $387 million, or 38%, from $1.0 billion for the three months ended March 31, 2015 to $1.4 billion for the three months ended March 31, 2016. The addition of UIL added $498 million to revenues, for an underlying decrease of

$112 million. The milder winter weather in 2016 lowered demand for both electricity and gas, with a corresponding revenue impact of $132 million. Wholesale electricity revenues also declined $35 million due to a combination of lower volumes combined with lower wholesale market prices, which were lower in 2016 as a result of the milder weather lowering demand. Other decreases of $24 million related to reductions in transmission congestion revenue of $18 million and lower retail rates of $6 million. Partially compensating for these reductions, was an increase in regulatory recoveries of $79 million related to electric and gas revenues, the largest of which were $32 million for Ginna Nuclear Power Plant, LLC and the R.E. Ginna Nuclear Power Plant, or Ginna, Reliability Support Services Agreement, or Ginna RSSA, and $20 million for revenue decoupling mechanisms.

Renewables

Operating revenues increased by $38 million, or 16%, from $240 million for the three months ended March 31, 2015 to $278 million for the three months ended March 31, 2016. The increase in operating revenues was due to an increase of $23 million from existing wind assets reflecting higher wind resources, with the average load factor increasing from 28% to 31%, additional revenue of $12 million from sales of transmission rights and $3 million in favorable changes on mark-to-market, or MtM, derivatives.

Gas

Operating revenues increased by $13 million from negative $1 million for the three months ended March 31, 2015 to $12 million for the three months ended March 31, 2016. The increase in operating revenues was due predominantly to $14 million of improved performance in the owned and contracted storage businesses, with both capturing higher spreads relative to the previous year.

Purchased Power, Natural Gas and Fuel Used

Our purchased power, natural gas and fuel used increased by 9%, from $392 million for the three months ended March 31, 2015 to $428 million for the three months ended March 31, 2016, as detailed by segment below:

Networks

Purchased power, natural gas and fuel used increased by $22 million, or 6%, from $359 million for the three months ended March 31, 2015 to $381 million for the three months ended March 31, 2016. Excluding the $182 million from UIL, underlying expense decreased by $160 million. Volume requirements were lower, for the same reasons outlined under Networks revenues, namely the milder weather in winter 2016.

Renewables

Purchased power, natural gas and fuel used increased by $15 million, or 37%, from $41 million for the three months ended March 31, 2015 to $56 million for the three months ended March 31, 2016. The increase was primarily due to $13 million adverse MtM change on derivatives.

Gas

The gas business had no purchased power, natural gas and fuel used for the three months ended March 31, 2016 and 2015. As a predominantly trading business, such expenses are required to be netted with revenues.

Operations and Maintenance

Our operations and maintenance increased by 45% from $380 million for the three months ended March 31, 2015 to $551 million for the three months ended March 31, 2016, as detailed by segment below:

Networks

Operations and maintenance increased by $163 million or 55% from $298 million for the three months ended March 31, 2015 to $461 million for the three months ended March 31, 2016. UIL accounts for $127 million of this increase, with the remaining $38 million attributable to the underlying business. Regulatory adjustments, some of which have offsets in revenue, account for $28 million of this increase, with the largest of these a $37 million item for the Ginna RSSA. Higher corporate charges account for $25 million of increase in 2016, but are partly offset by $12 million reduction in expense due to increased expense capitalization in the first quarter of 2016 as compared to the same period of 2015 from a change in timing of capital projects and due to lower employee related costs.

Renewables

Operations and maintenance expenses increased by $2 million or 3% from $77 million for the three months ended March 31, 2015 to $79 million for the three months ended March 31, 2016. The increase in operating expenses was due to higher healthcare costs and an increase in corporate charges in the first quarter of 2016.

Gas

Operations and maintenance increased by $6 million, or 86%, from $7 million for the three months ended March 31, 2015 to $13 million for the three months ended March 31, 2016. Higher pension costs in 2016 accounts for the majority of the increase, combined with a small increase in corporate charges in the three months ended March 31, 2016.

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended March 31, 2016 was $205 million compared to $175 million for the three months ended March 31, 2015, an increase of $30 million. The primary movements were UIL contributing $41 million of expense and Renewables decreasing by $17 million due to revision of useful lives of wind power station assets during the first quarter of 2016.

Other Income and (Expense) and Equity Earnings

Other income and (expense) and equity earnings increased by $38 million from $13 million for the three months ended March 31, 2015 to $51 million for the three months ended March 31, 2016. The primary movements were UIL contributing $4 million of income, $33 million as a result of the sale of the Iroquois equity investment in the first quarter of 2016 with Networks contributing an additional $3 million in higher income.

Interest Expense, Net of Capitalization

Interest expense for the three months ended March 31, 2016 and March 31, 2015 were $84 million and $61 million, respectively. Excluding the impact of UIL, which added $21 million of expense, underlying expense was mainly consistent for the three months ended March 31, 2016 as compared to 2015.

Income Tax Expense

The effective tax rates for the three months ended March 31, 2016 and March 31, 2015 were 32.9% and 28.1% respectively. The rates in the first quarter of 2016 and 2015 are lower than the 35% statutory federal income tax rate predominately due to the recognition of production tax credits associated with wind production. The sale of the Iroquois equity investment and the addition of UIL activities, both impacted the marginal tax rate in the first quarter of 2016 as compared to the same period of 2015.

Non-GAAP Financial Measures

We supplement the use of U.S. GAAP financial measures in this document with non-GAAP financial measures, including adjusted gross margin, adjusted EBITDA, adjusted net income and adjusted earnings per share, or adjusted EPS. We refer to these measures as “non-GAAP financial measures” given they are not required by, or presented in accordance with U.S. GAAP.

We define adjusted EBITDA as net income attributable to AVANGRID, adding back net income attributable to other noncontrolling interests, income tax expense, depreciation and amortization and interest expense, net of capitalization, and then subtracting other income and (expense) and earnings from equity method investments. We define adjusted net income as excluding certain non-recurring items and reflecting a full three month period ended March 31, 2015 for UIL, or a full three month period of 2015 UIL results, as we believe it is more useful in understanding and evaluating actual and projected financial performance and contribution of AVANGRID and to more fully compare and explain our results without including the impact of the non-recurring items and with reflecting pro forma information to reflect a full three month period of results for merged entities. Non-recurring items include gain on sale of equity method investments, impairment of investment and merger related costs. Additionally, we evaluate the nature of our revenues and expenses and adjust to reflect classification by nature for evaluation of our non-GAAP financial measures as opposed to by function. The most directly comparable U.S. GAAP measure to adjusted EBITDA and adjusted net income is net income. We also define adjusted gross margin as adjusted EBITDA adding back operations and maintenance and taxes other than income taxes and then subtracting transmission wheeling. We also define adjusted EPS as adjusted net income converted to an earnings per share amount.

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

Non-GAAP financial measures are not primary measurements of our performance under U.S. GAAP and should not be considered as alternatives to operating income, net income or any other performance measures determined in accordance with U.S. GAAP.

Reconciliation of the Net Income attributable to AVANGRID to the consolidated Adjusted EBITDA and adjusted gross margin before combining a full three month period of 2015 UIL results, non-recurring and by nature items for the three months ended March 31, 2016 and 2015 is as follows:

Three Months Ended March 31,	2016	2015
(Millions)
Net Income Attributable to Avangrid, Inc.	$212	$106
Add: Income tax expense	104	42
Depreciation and amortization	205	175
Interest expense, net of capitalization	84	61
Less: Other income and (expense)	49	12
Earnings from equity method investments	2	1
Consolidated Adjusted EBITDA before combining a full three month period of 2015 UIL results, non-recurring and by nature items	$554	$371
Add: Operations and maintenance (1)	551	380
Taxes other than income taxes	137	84
Less: Transmission wheeling (1)	61	33
Adjusted gross margin before combining a full three month period of 2015 UIL results, non-recurring and by nature items	$1,181	$802

(1)

Transmission wheeling is a component of operations and maintenance and is considered a component of adjusted gross margin since it is directly associated with the power supply costs included in the cost of sales.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

The following table sets forth our adjusted EBITDA and adjusted gross margin by segment for each of the periods indicated and as a percentage of operating revenues:

Three Months Ended March 31, 2016	Total	Networks	Renewables	Gas	Other(1)
	(in millions)
Adjusted gross margin before combining a full three month period of 2015 UIL results, non-recurring and by nature items	$1,181	$950	$221	$11	$(1)
Adjusted gross margin %		68%	79%	92%	10%
Adjusted EBITDA before combining a full three month period of 2015 UIL results, non-recurring and by nature items	$554	$430	$129	$(3)	$(2)
Adjusted EBITDA %		31%	46%	(25)%	20%

Three Months Ended March 31, 2015	Total	Networks	Renewables	Gas	Other(1)
	(in millions)
Adjusted gross margin before combining a full three month period of 2015 UIL results, non-recurring and by nature items	$802	$610	$199	$(2)	$(5)
Adjusted gross margin %		61%	83%	200%	33%
Adjusted EBITDA before combining a full three month period of 2015 UIL results, non-recurring and by nature items	$371	$275	$109	$(10)	(3)
Adjusted EBITDA %		27%	45%	—	20%

(1)	Other amounts represent corporate and company eliminations.

Our adjusted gross margin before combining a full three month period of 2015 UIL results, non-recurring and by nature items increased by $379 million, or 48%, from $802 million for the three months ended March 31, 2015 to $1,181 million for the three months ended March 31, 2016.

Our adjusted EBITDA before combining a full three month period of 2015 UIL results, non-recurring and by nature items increased by $183 million, or 49%, from $371 million for the three months ended March 31, 2015 to $554 million for the three months ended March 31, 2016.

Details of the period to period comparison are described below at the segment level.

Networks

Adjusted gross margin before combining a full three month period of 2015 UIL results, non-recurring and by nature items increased by $340 million from $610 for the three months ended March 31, 2015 to $950 million for the three months ended March 31, 2016. The increase is associated primarily with the addition of UIL which added $294 million to the first quarter of 2016.  Underlying margins increased by $42 million.  Although volume of both sales and purchased power were lower due to the mild winter in 2016, purchased power rates decreased due to declines in market prices in 2016, which, combined with increases in regulatory revenues, increased margins in 2016. The remaining difference represents the cost of transmission wheeling year over year.

Adjusted EBITDA before combining a full three month period of 2015 UIL results, non-recurring and by nature items increased by $155 million or 56% from $275 million for the three months ended March 31, 2015 to $430 million for the three months ended March 31, 2016. The impact of UIL added $148 million of EBITDA in 2016, with underlying business EBITDA largely in line for the three months ended March 31, 2016 as compared to the same period of 2015.

Renewables

Adjusted gross margin increased by $22 million, or 11%, from $199 million for the three months ended March 31, 2015 to $221 million for the three months ended March 31, 2016. The increase was due primarily to the increase in revenues from increases in wind production and sales of transmission rights, partially offset by adverse MtM movement on derivatives.

Adjusted EBITDA increased by $20 million, or 18%, from $109 million for the three months ended March 31, 2015 to $129 million for the three months ended March 31, 2016. The increase was primarily due to the same reasons discussed above for adjusted gross margin partially offset by a small increase in operations and maintenance expenses in the first quarter of 2016.

Gas

Adjusted gross margin increased by $13 million, or 650%, from negative $2 million for the three months ended March 31, 2015 to $11 million for the three months ended March 31, 2016. The increase is associated with the increase in operating revenues due to improved performance in capturing spreads in the owned and contracted storage businesses in the current period as compared to the same period of 2015.

Adjusted EBITDA increased by $7 million, or 70%, from negative $10 million for the three months ended March 31, 2015 to negative $3 million for the three months ended March 31, 2016. The decrease was due primarily to the same reasons discussed above for adjusted gross margin combined with operations and maintenance expense increases in the first quarter of 2016 resulting from higher pension and corporate costs.

The following table provides a reconciliation between Net Income attributable to AVANGRID and adjusted gross margin and adjusted EBITDA after reflecting a full three month period of 2015 UIL results, non-recurring and by nature items for the three months ended March 31, 2016 and 2015:

Three Months Ended March 31,	2016	2015
(millions)
Net Income Attributable to Avangrid, Inc.	$212	$106
Adjustments for a full three month period of 2015 for UIL and non-recurring items:
Add: Net Income representing a full three month period of 2015 for UIL	—	58
Merger costs	—	8
Sale of equity method investment	(19)	—
Impairment of investment	2	—
Adjusted Net Income	$195	$172
Add: Income tax expense including a full three month period of 2015 for UIL, non-recurring and by nature items	101	80
Depreciation and amortization including a full three month period of 2015 for UIL, non-recurring and by nature items	222	232
Interest expense, net of capitalization including a full three month period of 2015 for UIL, non-recurring and by nature items	58	52
Less: Earnings from equity method investments	1	5
Adjusted EBITDA after a full three month period of 2015 for UIL, non-recurring and by nature items	$575	$531
Add: Operations and maintenance including a full three month period of 2015 for UIL items (1)	334	362
Taxes other than income taxes including a full three month period of 2015 for UIL, non-recurring and by nature items	138	130
Adjusted Gross Margin after a full three month period of 2015 for UIL, non-recurring and by nature items	$1,047	$1,023

(1)Transmission wheeling is a component of operations and maintenance and is considered a component of adjusted gross margin because it is directly associated with the power supply costs included in the cost of sales.

The following table provides a reconciliation between EPS attributable to AVANGRID and adjusted EPS after reflecting a full three month period of 2015 UIL results, non-recurring and by nature items for the three months ended March 31, 2016 and 2015:

Three Months Ended March 31,	2016	2015
Networks	$0.53	$0.36
Renewables	0.14	0.10
Other (1)	0.02	(0.04)
Earnings Per Share	0.69	0.42
Adjustments:
Reduction for acquisition of UIL shares	—	(0.08)
Net income representing a full three month period of 2015 UIL results	—	0.19
Merger Costs	—	0.03
Sale of equity method investment	(0.06)	—
Impairment of investment	—	—
Adjusted Earnings Per Share	$0.63	$0.56
(1)	Other includes Gas business and other non-regulated entities, including corporate.

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

We and our subsidiaries are required to comply with certain covenants in connection with our respective loan agreements. The covenants are standard and customary in bank and loan agreements, and we and our subsidiaries were in compliance with such covenants as of March 31, 2016.

Liquidity Position

At March 31, 2016 and December 31, 2015, the liquidity available to us and our unregulated subsidiaries was approximately $703 million and $727 million, respectively, the additional liquidity available to the regulated utilities was approximately $982 million and $819 million, respectively and total liquidity was approximately $1,685 million and $1,546 million, respectively.

We manage our overall liquidity position as part of the group of companies controlled by Iberdrola, or the Iberdrola Group, and are a party to a notional cash pooling agreement with Bank Mendes Gans, N.V., BMG, along with other Iberdrola, S.A. subsidiaries. The notional cash pooling agreement aids the Iberdrola Group in efficient cash management and reduces the need for external borrowing by the pool participants. Parties to the agreement, including us, may deposit funds with or borrow from BMG, provided that the net balance of funds deposited or borrowed by all pool participants in the aggregate is not less than zero. Deposits are available for next day withdrawal. Deposits in the cash pooling account were $347 million and $353 million at March 31, 2016 and December 31, 2015, respectively. The deposit amounts are reflected in our consolidated balance sheet under cash and cash equivalents because our deposited surplus funds under the cash pooling agreement are highly-liquid short-term investments.

The following table provides the components of our liquidity position as of March 31, 2016 and December 31, 2015:

	As of March 31, 2016	As of December 31, 2015
	(in millions)
Cash and cash equivalents	$403	$427
AVANGRID Revolving Credit Facility	300	300
Less: borrowings	—	—
Joint Utility Revolving Credit Facility	600	600
Less: borrowings	(14)	(14)
UIL Credit Facility	400	400
Less: borrowings	(4)	(167)
Total	$1,685	$1,546

New Credit Facility

On April 5, 2016, AVANGRID and its subsidiaries, NYSEG, RGE, CMP, UI, CNG, SCG and BGC entered into a revolving credit facility with a syndicate of banks, or the Credit Facility, that provides for maximum borrowings of up to $1.5 billion in the aggregate.

Under the terms of the Credit Facility, each joint borrower has a maximum borrowing entitlement, or sublimit, which can be periodically adjusted to address specific short-term capital funding needs, subject to the maximum limit established by the banks. AVANGRID’s maximum sublimit is $1 billion, NYSEG, RGE, CMP and UI have maximum sublimits of $250 million, CNG, and SCG have maximum sublimits of $150 million and BGC has a maximum sublimit of $25 million. Under the Credit Facility, each of the borrowers will pay an annual facility fee that is dependent on their credit rating.  The facility fees will range from 10.0 to 17.5 basis points.  The maturity date for the Credit Facility is April 5, 2021.

As a condition of closing on the new Credit Facility, the AVANGRID Revolving Credit Facility, the Joint Utility Revolving Credit Facility, and the UIL Credit Facility, each described below, were terminated and all amounts payable under the terminated facilities were repaid in full.

As of May 11, 2016 the new Credit Facility is undrawn.

AVANGRID Revolving Credit Facility

The AVANGRID Revolving Credit Facility provided for maximum borrowings of up to $300 million and had a termination date in May 2019. As of March 31, 2016 and December 31, 2015, this facility was undrawn. The facility was terminated on April 5, 2016 as a condition of closing on the new Credit Facility.

Joint Utility Revolving Credit Facility

The Joint Utility Revolving Credit Facility provided for maximum borrowings at NYSEG, RG&E and CMP of up to $600 million in the aggregate and had a termination date in July 2018.  This facility served as a backstop for CMP and NYSEG’s commercial paper programs. As of both March 31, 2016 and December 31, 2015, there was $586 million available under this facility. The facility was terminated on April 5, 2016 as a condition of closing on the new Credit Facility.

UIL Credit Facility

The UIL Credit Facility provided for maximum borrowings at UIL, UI, CNG, SCG, and BGC of up to $400 million in the aggregate and had a termination date in November 2016. As of March 31, 2016 and December 31, 2015, there was $396 million and $233 million, respectively, available under this facility. The facility was terminated on April 5, 2016 as a condition of closing on the new Credit Facility.

Liquidity Management

We manage our overall liquidity position as part of the broader Iberdrola Group and are a party to a notional cash pooling agreement with BMG along with other Iberdrola, S.A. subsidiaries. We optimize our liquidity within the United States through a series of arms’-length intercompany lending arrangements with our subsidiaries and among the regulated utilities to provide for lending of surplus cash to subsidiaries with liquidity needs, subject to the limitation that the regulated utilities may not lend to unregulated affiliates. These arrangements minimize overall short-term funding costs and maximize returns on the temporary cash investments of the subsidiaries. Effective with the execution of the new Credit Facility on April 5, 2016, we have the capacity to borrow up to $1.5 billion from the lenders committed to the facility. This represents increase of $200 million in borrowing capacity relative to the amounts previously available under the three separate facilities – the AVANGRID Revolving Credit Facility, the Joint Utility Revolving Credit Facility and the UIL Credit Facility.

Capital Requirements

We expect to fund any quarterly shareholder dividends primarily from the cash provided by operations of our businesses in the future. We have a revolving credit facility, as described above, to fund short-term liquidity needs and we believe that we will have access to the capital markets should additional, long-term growth capital be necessary.

We expect to incur approximately $1.6 billion in capital expenditures through the end of 2016.

Cash Flows

Our cash flows depend on many factors, including general economic conditions, regulatory decisions, weather, commodity price movements, and operating expense and capital spending control.

The following is a summary of the cash flows by activity for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Net cash provided by operating activities	$397	$460
Net cash used in investing activities	(201)	(351)
Net cash (used in) provided by financing activities	(220)	64
Net (decrease) increase in cash and cash equivalents	$(24)	$173

Operating Activities

For the three months ended March 31, 2016, net cash provided by operating activities was $397 million. During the three months ended March 31, 2016, Renewables contributed $255 million of operating cash flow associated with wholesale sales of energy, Networks contributed $300 million of operating cash as the result of regulated transmission and distribution sales of electricity and natural gas, and Gas used $3 million in cash associated with losses on marketing of wholesale gas and gas storage services. Additionally $15 million in cash was used associated with corporate operating expenses in support of the operating segments. In addition, changes in working capital used $170 million in cash. The cash from operating activities for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 decreased by $63 million, primarily attributable to the increased operation and maintenance expenses and corporate charges. The $202 million net change in operating assets and liabilities during the three months ended March 31, 2016 was primarily attributable to a net decrease of $92 million in accounts payable and receivable due to impacts from sales and purchases and net changes of $67 million and $51 million in regulatory assets and liabilities and other liabilities, respectively.

For the three months ended March 31, 2015, net cash provided by operating activities was $460 million. During the three months ended March 31, 2015, Renewables contributed $148 million of operating cash flow associated with wholesale sales of energy, Networks contributed $358 million of operating cash as the result of regulated transmission and distribution sales of electricity and natural gas, and Gas used $7 million in cash associated with losses on marketing of wholesale gas and gas storage services. Additionally $1 million in cash was used associated with corporate operating expenses in support of the operating segments. In addition, changes in working capital used $40 million in cash. The $33 million net change in net operating assets and liabilities was primarily attributable to increases in other assets of $68 million, income taxes payable of $57 million and regulatory assets/liabilities of $92 million. These increases are offset by decreases in accounts receivable of $19 million, inventories of $130 million, accounts payable of $78 million, and other liabilities of $119 million.

Investing Activities

For the three months ended March 31, 2016, net cash used in investing activities was $201 million, which was comprised of $206 million associated with capital expenditures at Networks and $70 million of capital expenditures at Renewables associated with turbine payments in support of the Baffin Bay wind construction project. This was offset by proceeds of $54 million from the sale of our equity method investment in Iroquois.

For the three months ended March 31, 2015, net cash used in investing activities was $351 million, primarily attributable to $177 million associated with capital expenditures at Networks. The remaining capital expenditure related cash outflows represent principally capital expenditures in Renewables of $186 million. This amount is driven by significant progress in construction of the Baffin Bay wind asset in 2014. Under a turbine supply agreement, with Gamesa Corporación Tecnológica, S.A, payment for the supplied turbines did not take place until the first quarter of 2015.

Financing Activities

For the three months ended March 31, 2016, financing activities used $220 million in cash reflecting primarily a net decrease in non-current and current notes payable of $202 million and payments on the tax equity financing arrangements of $17 million.

For the three months ended March 31, 2015, net cash provided by financing activities was $64 million. CMP issued $150 million in first mortgage bonds and this was offset by the maturity of $59 million of pollution control notes at NYSEG and $27 million in payments made on tax equity financing arrangements.

Off-Balance Sheet Arrangements

There have been no material changes in the off-balance sheet arrangements as compared to those reported for the fiscal year ended December 31, 2015 in our Form 10-K.

Contractual Obligations

There have been no material changes in contractual and contingent obligations as compared to those reported for the fiscal year ended December 31, 2015 in our Form 10-K.

Critical Accounting Policies and Estimates

The accompanying financial statements provided herein have been prepared in accordance with U.S. GAAP. In preparing the accompanying financial statements, our management has applied accounting policies and made certain estimates and assumptions that affect the reported amounts of assets, liabilities, shareholder’s equity, revenues and expenses, and the disclosures thereof. While we believe that these policies and estimates used are appropriate, actual future events can and often do result in outcomes that can be materially different from these estimates. The accounting policies and related risks described in our Form 10-K are those that depend most heavily on these judgments and estimates. As of March 31, 2016, there have been no material changes to any of the policies described therein, except as discussed below for the revision of the estimated useful lives of wind power station assets at Renewables.

Renewables’ wind power station assets in service less salvage value, if any, are depreciated using the straight-line method over their estimated useful lives. Renewables’ effective depreciation rate, excluding decommissioning, was 4.0% in both 2015 and 2014. Renewables reviews the estimated useful lives of its fixed assets on an ongoing basis. In the first quarter of 2016, this review indicated that the actual lives of certain assets at wind power stations are expected to be longer than the previously estimated useful lives used for depreciation purposes. As a result, effective January 1, 2016, Renewables changed the estimates of the useful lives of certain assets from 25 years to 40 years to better reflect the estimated periods during which these assets are expected to remain in service. The weighted average useful life of our wind farm assets is now approximately 31 years. The effect of this change in estimate was to reduce depreciation and amortization expense by approximately $17 million, reduce asset retirement obligation accretion expense recorded within operations and maintenance by approximately $1 million, increase earnings from equity method investments by approximately $1 million, increase net income by $13 million and increase basic and diluted earnings per share by approximately $0.04 for the three months ended March 31, 2016. For the full year 2016, the effect of this change on income before income tax and net income is estimated to be an increase of approximately $75 million and approximately $46 million, respectively, and the impact on earnings per share is estimated to be an increase of approximately $0.15 per share on a basic and diluted basis.

New Accounting Standards

We review new accounting standards to determine the expected financial impact, if any, that the adoption of each such standard will have. There have been no new accounting standards issued since the filing of our Form 10-K that we expect to have a material impact on our consolidated financial position, results of operations or liquidity.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains a number of forward-looking statements. Forward-looking statements may be identified by the use of forward-looking terms such as “may,” “will,” “should,” “can,” “expects,” “believes,” “anticipates,” “intends,” “plans,” “estimates,” “projects,” “assumes,” “guides,” “targets,” “forecasts,” “is confident that” and “seeks” or the negative of such terms or other variations on such terms or comparable terminology. Such forward-looking statements include, but are not limited to, statements about our plans, objectives and intentions, outlooks or expectations for earnings, revenues, expenses or other future financial or business performance, strategies or expectations, or the impact of legal or regulatory matters on business, results of operations or financial condition of the business and other statements that are not historical facts. Such statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties that could cause actual outcomes and results to differ materially. The foregoing and other factors are discussed and should be reviewed in our Form 10-K and other subsequent filings with the SEC. Specifically, forward-looking statements may include statements relating to:

•	the future financial performance, anticipated liquidity and capital expenditures of the company;
•	success in retaining or recruiting, or changes required in, our officers, key employees or directors;
•	the risk that the businesses will not be coordinated successfully, or that the coordination will be more costly or more time consuming and complex than anticipated;
•	disruption from the acquisition of UIL making it difficult to maintain business and operational relationships;
•	adverse developments in general market, business, economic, labor, regulatory and political conditions;
•	the impact of any cyber-breaches, acts of war or terrorism or natural disasters; and
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risk during the three months ended March 31, 2016 as compared to those reported for the fiscal year ended December 31, 2015 in our Form 10-K.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Please read “Note 8—Contingencies” and “Note 9—Environmental Liability” to the accompanying unaudited condensed consolidated financial statements under Part I, Item 1of this report for a discussion of the legal proceedings that we believe could be material to us.

Item 1A. Risk Factors

Shareholders and prospective investors should carefully consider the risk factors disclosed in our Form 10-K for the fiscal year ended December 31, 2015. There have been no material changes to such risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following documents are included as exhibits to this Form 10-Q:

Exhibit Number	Description

10.1

Employment Agreement, dated as of January 1, 2016, among Avangrid, Inc., Avangrid Service Company  and James P. Torgerson (incorporated herein by reference to Exhibit 10.1 to AVANGRID’s Current Report on Form 8-K filed with the SEC on April 22, 2016).†

10.2	Amended and Restated Employment Agreement, dated as of June 14, 1999, among Avangrid, Inc. (formerly Energy East Corporation), Central Maine Power Company and Sara J. Burns. †*

10.3	Employment Agreement, dated as of January 1, 2012, among Central Maine Power Company, Avangrid, Inc. (formerly Iberdrola USA, Inc.) and Sara J. Burns. †*

10.4	Agreement and Release, dated as of November 25, 2009, between Central Maine Power Company and Sara J. Burns. †*

10.5	Employment Agreement, dated as of November 24, 2009, among Avangrid, Inc. (formerly Energy East Corporation), Rochester Gas & Electric Corporation, and Mark S. Lynch. †*

10.6

First Amendment, dated March 31, 2011, to Employment Agreement, dated as of November 24, 2009, among Avangrid, Inc. (formerly Iberdrola USA, Inc.), Rochester Gas & Electric Corporation, and Mark S. Lynch. †*

10.7

Revolving Credit Agreement, dated April 5, 2016, among Avangrid, Inc., New York State Electric & Gas Corporation, Rochester Gas and Electric Corporation, Central Maine Power Company, The United Illuminating Company, Connecticut Natural Gas Corporation, The Southern Connecticut Gas Company and The Berkshire Gas Company, as Borrowers, the Lenders, JPMorgan Chase Bank N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and J.P. Morgan Chase Bank, N.A, Merrill Lynch, Pierce, Fenner & Smith Incorporated, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Santander Bank, N.A. as Joint Lead Arrangers and Joint Bookrunners (incorporated herein by reference to Exhibit 10.1 to AVANGRID’s Current Report on Form 8-K filed with the SEC on April 5, 2016).

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*Filed herewith.

†Compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Avangrid, Inc.

Date: May 12, 2016	By:	/s/ James P. Torgerson
James P. Torgerson
Director and Chief Executive Officer

Date: May 12, 2016	By:	/s/ Richard J. Nicholas
Richard J. Nicholas
Chief Financial Officer