Form 10-Q
period 2016-09-30
Avangrid, Inc.
filed 2016-11-04
CIK 1634997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 309,003,589 shares of common stock, par value $0.01, were outstanding as of November 2, 2016.

Avangrid, Inc.

REPORT ON FORM 10-Q

For the Quarter Ended September 30, 2016

GLOSSARY OF TERMS AND ABBREVIATIONS

Unless the context indicates otherwise, the terms “we,” “our” and the “Company” are used to refer to AVANGRID and its subsidiaries.

Form 10-K refers to Avangrid, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on April 1, 2016.

Ginna refers to the Ginna Nuclear Power Plant, LLC and the R.E. Ginna Nuclear Power Plant.

Iberdrola Group refers to the group of companies controlled by Iberdrola, S.A.

Iberdrola refers to Iberdrola, S.A., the 81.5% controlling shareholder of Avangrid, Inc.

Installed capacity refers to the production capacity of a power plant or wind farm based either on its rated (nameplate) capacity or actual capacity.

ARHI	Avangrid Renewables Holdings, Inc.

ASC	Accounting Standards Codification

AVANGRID	Avangrid, Inc.

Bcf	One billion cubic feet

BGC	The Berkshire Gas Company

BMG	Bank Mendes Gans, N.V.

Cayuga	Cayuga Operating Company, LLC

CMP	Central Maine Power Company

CNG	Connecticut Natural Gas Corporation

EBITDA	Earnings before interest, taxes, depreciation and amortization

Exchange Act	The Securities Exchange Act of 1934, as amended

FERC	Federal Energy Regulatory Commission

FirstEnergy	FirstEnergy Corp.

Gas	Enstor Gas, LLC

ISO	Independent system operator

MNG	Maine Natural Gas Corporation

MPUC	Maine Public Utility Commission

MtM	Mark-to-market

MW	Megawatts

MWh	Megawatt-hours

Networks	Avangrid Networks, Inc.

NYPSC	New York State Public Service Commission

NYSEG	New York State Electric & Gas Corporation

Renewables	Avangrid Renewables LLC

RGE	Rochester Gas and Electric Corporation

ROE	Return on equity

RSSA	Reliability Support Services Agreement

SCG	The Southern Connecticut Gas Company

SEC	United States Securities and Exchange Commission

UI	The United Illuminating Company

UIL	UIL Holdings Corporation

U.S. GAAP	Generally accepted accounting principles for financial reporting in the United States.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Avangrid, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
(Millions, except for number of shares and per share data)
Operating Revenues	$1,418	$1,048	$4,527	$3,214
Operating Expenses
Purchased power, natural gas and fuel used	312	211	961	754
Operations and maintenance	553	421	1,662	1,235
Impairment of non-current assets	—	3	—	10
Depreciation and amortization	203	163	621	525
Taxes other than income taxes	133	89	395	260
Total Operating Expenses	1,201	887	3,639	2,784
Operating Income	217	161	888	430
Other Income and (Expense)
Other income and (expense)	3	16	72	38
Earnings (losses) from equity method investments	2	(3)	4	(3)
Interest expense, net of capitalization	(60)	(64)	(212)	(191)
Income Before Income Tax	162	110	752	274
Income tax expense	53	56	329	103
Net Income	109	54	423	171
Less: Net income attributable to noncontrolling interests	—	—	—	—
Net Income Attributable to Avangrid, Inc.	$109	$54	$423	$171
Earnings Per Common Share, Basic	$0.35	$0.22	$1.36	$0.68
Earnings Per Common Share, Diluted	$0.35	$0.22	$1.36	$0.68
Weighted-average Number of Common Shares Outstanding:
Basic	309,495,141	252,235,232	309,520,316	252,235,232
Diluted	309,999,846	252,235,232	310,013,987	252,235,232
Cash Dividends Declared Per Common Share	$0.432	$—	$1.296	$—

The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
(Millions)
Net Income	$109	$54	$423	$171
Other Comprehensive Income, Net of Tax
Amounts arising during the period:
Gain (loss) on defined benefit plans, net of income taxes of $0.1 and $0 for the three months ended and $3.0 and $(1.0) for the nine months ended, respectively	1	—	5	(2)
Unrealized gain (loss) during the period on derivatives qualifying as cash flow hedges, net of income taxes of $4.7 and $10.0 for the three months ended and $(8.3) and $11.0 for the nine months ended, respectively	8	16	(13)	17
Reclassification to net income of losses (gains) on cash flow hedges, net of income taxes of $1.2 and $0.4 for the three months ended and $(14.7) and $3.6 for the nine months ended, respectively	1	1	(24)	5
Other Comprehensive Income (Loss)	10	17	(32)	20
Comprehensive Income	119	71	391	191
Less: Net income attributable to noncontrolling interests	—	—	—	—
Comprehensive Income Attributable to Avangrid, Inc.	$119	$71	$391	$191

The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
As of	2016	2015
(Millions)
Assets
Current Assets
Cash and cash equivalents	$182	$427
Accounts receivable and unbilled revenues, net	956	974
Accounts receivable from affiliates	16	70
Notes receivable from affiliates	—	6
Derivative assets	69	88
Fuel and gas in storage	240	307
Materials and supplies	107	98
Prepayments and other current assets	308	285
Regulatory assets	275	219
Total Current Assets	2,153	2,474
Property, plant and equipment, at cost	26,426	25,745
Less: accumulated depreciation	(6,874)	(6,372)
Net Property, Plant and Equipment in Service	19,552	19,373
Construction work in progress	1,572	1,338
Total Property, Plant and Equipment	21,124	20,711
Equity method investments	366	385
Other investments	59	64
Regulatory assets	3,110	3,314
Other Assets
Goodwill	3,113	3,115
Intangible assets	541	556
Derivative assets	93	89
Other	50	35
Total Other Assets	3,797	3,795
Total Assets	$30,609	$30,743

The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
As of	2016	2015
(Millions, except share information)
Liabilities
Current Liabilities
Current portion of debt	$187	$206
Tax equity financing arrangements	104	107
Notes payable	—	163
Notes payable to affiliates	3	—
Interest accrued	60	61
Accounts payable and accrued liabilities	910	830
Accounts payable to affiliates	197	90
Dividends payable	134	—
Taxes accrued	67	55
Derivative liabilities	67	91
Other current liabilities	258	285
Regulatory liabilities	166	147
Total Current Liabilities	2,153	2,035
Regulatory liabilities	1,762	1,841
Deferred income taxes regulatory	505	519
Other Non-current Liabilities
Deferred income taxes	2,974	2,798
Deferred income	1,500	1,553
Pension and other postretirement	1,155	1,202
Tax equity financing arrangements	114	185
Derivative liabilities	101	94
Asset retirement obligations	167	184
Environmental remediation costs	388	406
Other	340	330
Total Other Non-current Liabilities	6,739	6,752
Non-current Debt	4,399	4,530
Total Non-current Liabilities	13,405	13,642
Total Liabilities	15,558	15,677
Commitments and Contingencies	—	—
Equity
Stockholders’ Equity:
Common stock, $.01 par value, 500,000,000 shares authorized, 309,592,620 and 309,491,082 shares issued; 309,003,589 and 308,864,609 shares outstanding, respectively	3	3
Additional paid in capital	13,652	13,653
Treasury Stock	(4)	—
Retained earnings	1,471	1,449
Accumulated other comprehensive loss	(84)	(52)
Total Stockholders’ Equity	15,038	15,053
Non-controlling interests	13	13
Total Equity	15,051	15,066
Total Liabilities and Equity	$30,609	$30,743

The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30,
	2016	2015
(Millions)
Cash Flow from Operating Activities:
Net income	$423	$171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	621	525
Impairment of non-current assets	—	10
Accretion expenses	7	6
Regulatory assets/liabilities amortization	129	73
Regulatory assets/liabilities carrying cost	12	31
Pension cost	104	81
Stock-based compensation	1	—
Earnings from equity method investments	(4)	3
Amortization of debt (premium) cost	(17)	3
Gain on disposal of property and equity method investment	(33)	—
Unrealized gains on marked to market derivative contracts	(4)	(17)
Deferred taxes	329	10
Other non-cash items	(20)	—
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenues	72	99
Inventories	59	40
Other assets/liabilities	(325)	(135)
Accounts payable and accrued liabilities	52	(73)
Taxes accrued	11	37
Regulatory assets/liabilities	(201)	99
Net Cash Provided by Operating Activities	1,216	963
Cash Flow from Investing Activities:
Capital expenditures	(1,036)	(670)
Contributions in aid of construction	55	25
Government grants	—	9
Proceeds from sale of property, plant and equipment	50	—
Proceeds from sale of equity method and other investment	57	3
Receipts from (payments to) affiliates	6	(8)
Other investments and equity method investments, net	3	28
Net Cash Used in Investing Activities	(865)	(613)
Cash Flow from Financing Activities:
Non-current note issuance	—	350
Repayments of non-current debt	(83)	(68)
Repayments of other short-term debt, net	(159)	—
Payments on tax equity financing arrangements	(75)	(59)
Repayments of capital leases	(6)	(5)
Repurchase of common stock	(4)	—
Issuance of common stock	(2)	—
Dividends paid	(267)	—
Net Cash (Used in) Provided by Financing Activities	(596)	218
Net (Decrease) Increase in Cash and Cash Equivalents	(245)	568
Cash and Cash Equivalents, Beginning of Period	427	482
Cash and Cash Equivalents, End of Period	$182	$1,050
Supplemental Cash Flow Information
Cash paid for interest, net of amounts capitalized	$182	$115
Cash paid for income taxes	9	10

The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

(unaudited)

	Avangrid, Inc. Stockholders
(Millions, except for number of shares )	Number of shares (*)	Common Stock	Additional paid-in capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non controlling Interests	Total
As of December 31, 2014	252,235,232	$3	$11,375	$—	$1,182	$(99)	$12,461	$16	$12,477
Net Income	—	—	—	—	171	—	171	—	171
Other comprehensive income, net of tax of $13.6	—	—	—	—	—	20	20	—	20
Comprehensive income									191
As of September 30, 2015	252,235,232	$3	$11,375	$—	$1,353	$(79)	$12,652	$16	$12,668
As of December 31, 2015	308,864,609	$3	$13,653	$—	$1,449	$(52)	$15,053	$13	$15,066
Net Income	—	—	—	—	423	—	423	—	423
Other comprehensive (loss), net of tax of $(20.0)	—	—	—	—	—	(32)	(32)	—	(32)
Comprehensive income									391
Dividends declared	—	—	—	—	(401)	—	(401)	—	(401)
Release of common stock held in trust	134,921	—	—	—	—	—	—	—	—
Issuance of common stock	101,538	—	(2)	—	—	—	(2)	—	(2)
Repurchase of common stock	(97,479)	—	—	(4)	—	—	(4)	—	(4)
Stock-based compensation	—	—	1	—	—	—	1	—	1
As of September 30, 2016	309,003,589	$3	$13,652	$(4)	$1,471	$(84)	$15,038	$13	$15,051

(*)	Par value of share amounts is $0.01

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

During the nine months ended September 30, 2016, we completed the sale of our interest in Iroquois Gas Transmission System L.P. (Iroquois) to an unaffiliated third party for proceeds of $53.8 million and an impact to net income of $19.0 million.

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

We believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly our condensed consolidated balance sheets, condensed consolidated statements of income, comprehensive income, cash flows and changes in equity for the interim periods described herein. All such adjustments are of a normal and recurring nature, except as otherwise disclosed. The results for the three and nine months ended September 30, 2016, are not necessarily indicative of the results for the entire fiscal year ending December 31, 2016.

Revision of estimated useful lives of wind power station assets at Renewables

Renewables’ wind power station assets in service less salvage value, if any, are depreciated using the straight-line method over their estimated useful lives. Renewables’ effective depreciation rate, excluding decommissioning, was 4.0% in both 2015 and 2014. Renewables reviews the estimated useful lives of its fixed assets on an ongoing basis. In the first quarter of 2016, this review indicated that the actual lives of certain assets at wind power stations are expected to be longer than the previously estimated useful lives used for depreciation purposes. As a result, effective January 1, 2016, Renewables changed the estimates of the useful lives of certain assets from 25 years to 40 years, capped at the lease term if lower, to better reflect the estimated periods during which these assets are expected to remain in service. The weighted average useful life of our wind farm assets is now approximately 30 years. We are continuing to assess lease extensions with leaseholders to potentially increase the average useful life of our wind farm assets to more than 30 years. The effect of this change in estimate was to reduce depreciation and amortization expense by approximately $13 million and $38 million, reduce asset retirement obligation accretion expense recorded within operations and maintenance by approximately $1 and $2 million, increase earnings from equity method investments by approximately $2 million and $4 million, increase net income by $9 million and $27 million and increase basic and diluted earnings per share by approximately $0.03 and $0.09 for the three and nine months ended September 30, 2016, respectively. For the full year 2016, the effect of this change on income before income tax and net income is estimated to be an increase of approximately $59 million and approximately $37 million, respectively, and the impact on earnings per share is estimated to be an increase of approximately $0.12 per share on a basic and diluted basis.

Note 3. Significant Accounting Policies and New Accounting Pronouncements

As of September 30, 2016, there have been no material changes to any significant accounting policies described in our combined and consolidated financial statements as of December 31, 2015 and 2014, and for the three years ended December 31, 2015. There have been no new accounting pronouncements issued since the filing of the combined and consolidated financial statements as of December 31, 2015 and 2014, and for the three years ended December 31, 2015, that we expect to have a material effect on our condensed consolidated interim financial statements.

Note 4. Acquisition of UIL

On December 16, 2015 (acquisition date), we completed our acquisition of UIL, a diversified energy company with its portfolio of regulated utility companies in Connecticut and Massachusetts that is expected to provide us with a greater flexibility to grow the combined regulated businesses through project development and create an enhanced platform to develop transmission and distribution projects in the Northeastern United States. In connection with the consummation of the acquisition, we issued 309,490,839 shares of common stock of AVANGRID, out of which 252,234,989 shares were issued to Iberdrola through a stock dividend, accounted for as a stock split, with no change to par value, at par value of $0.01 per share and 57,255,850 shares (including those held in trust as Treasury Stock) were issued to UIL shareowners in addition to payment of $595 million in cash. Following the completion of the acquisition, former UIL shareowners owned 18.5% of the outstanding shares of common stock of AVANGRID, and Iberdrola owned the remaining shares.

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

The fair value of AVANGRID common stock issued to the UIL shareowners in the business combination represents the purchase consideration in the business combination, which was computed as follows:

(millions, except share and unit data)
Common shares(1)	56,629,377
Price per share of UIL common stock as of the acquisition date	$50.10
Subtotal value of common shares	$2,837
Restricted stock units(2)	476,198
Other shares(3)	12,999
Equity exchange factor	1.2806
Total restricted and other shares(3) after applying an equity exchange factor	626,473
Price per share used (5)	$39.60
Subtotal value of restricted and other shares	$25
Total shares of AVANGRID common stock issued to UIL shareowners (including held in trust as Treasury Stock)	57,255,850
Performance shares(4)	211,904
Equity exchange factor	1.2806
Total performance shares after applying an equity exchange factor	271,368
Price per share used (5)	$39.60
Subtotal value of performance shares	$11
Total consideration	$2,873

(1)	Based on UIL’s common shares outstanding on December 16, 2015.
(2)	Based on UIL’s shares of vested restricted stock.
(3)	Based on UIL’s restricted shares that vested upon the change in control.
(4)	Based on UIL’s vested performance shares award.
(5)

Based on the closing share price of UIL common stock on December 16, 2015 less the cash component of $10.50, which is not applicable to restricted shares (other than those UIL restricted shares that vest by their terms upon the consummation of the acquisition), performance shares and other awards under the UIL 2008 Stock and Incentive Compensation Plan and the UIL Deferred Compensation Plan.

The following is a summary of the components of the consideration transferred to UIL’s shareowners:

(millions, except share data)
Cash ($10.50 x number of UIL common shares outstanding at the acquisition date - 56,629,377)	$595
Equity	2,278
Total consideration	$2,873

UIL’s financial results have been included in our consolidated financial results for the periods subsequent to the December 16, 2015 acquisition date. The following table represents summarized unaudited pro forma financial information as if UIL had been included in our financial results for the nine months ended September 30, 2015. The unaudited pro forma results include: (i) elimination of accrued transaction costs representing non-recurring expenses directly related to the transaction, and (ii) the associated tax impact on this unaudited pro forma adjustment.

The unaudited pro forma results do not reflect any cost saving synergies from operating efficiencies or the effect of the incremental costs incurred in integrating the two companies. Accordingly, these unaudited pro forma results are presented for informational purpose only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the periods presented, nor are they indicative of future results of operations:

	Three Months Ended	Nine Months Ended
	September 30, 2015
	(millions)
Revenue	$1,378	$4,440
Net income	$76	$279

The fair value of assets acquired and liabilities assumed from our acquisition of UIL was based on a preliminary valuation and our estimates and assumptions are subject to change within the measurement period. For the majority of UIL’s assets and liabilities, primarily property, plant and equipment, fair value was determined to be the respective carrying amounts of the predecessor entity. UIL’s operations are conducted in a regulated environment where the regulatory authority allows an approved rate of return on the carrying amount of the regulated asset base. Management is in the process of finalizing our detailed analysis of various items, predominantly non-rate regulated activities, to reflect the fair value of certain assets and liabilities. The primary areas of the purchase price that are not yet finalized include, but are not limited to the allocation of the purchase price to the following: equity method investments; contracts; debt; contingent liabilities, including those related to certain environmental sites; income taxes; non-regulated property, plant and equipment and goodwill. We will finalize these amounts no later than December 16, 2016. Under U.S. GAAP, the measurement period shall not exceed one year from the acquisition date. Measurement period adjustments that we determine to be material will be recognized in future periods in our consolidated financial statements.

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

Note 5. Regulatory Assets and Liabilities

Pursuant to the requirements concerning accounting for regulated operations, our utilities capitalize, as regulatory assets, incurred and accrued costs that are probable of recovery in future electric and natural gas rates. We base our assessment of whether recovery is probable on the existence of regulatory orders that allow for recovery of certain costs over a specific period, or allow for reconciliation or deferral of certain costs. When costs are not treated in a specific order we use regulatory precedent to determine if recovery is probable. Our operating utilities also record, as regulatory liabilities, obligations to refund previously collected revenue or to spend revenue collected from customers on future costs. Substantially all assets or liabilities for which funds have been expended or received are either included in the rate base or are accruing a carrying cost until they will be included in the rate base. The primary items that are not included in the rate base or accruing carrying costs are the regulatory assets for qualified pension and other postretirement benefits, which reflect unrecognized actuarial gains and losses, debt premium, environmental remediation costs which is primarily the offset of accrued liabilities for future spending, unfunded future income taxes, which are the offset to the unfunded future deferred income tax liability recorded, asset retirement obligations, hedge losses and contracts for differences. The total amount of these items is approximately $2,700 million.

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

On June 15, 2016, the New York State Public Service Commission (NYPSC) approved the Joint Proposal (Proposal) in connection with a three-year rate plan for electric and gas service at New York State Electric & Gas Corporation (NYSEG) and Rochester Gas and Electric Corporation (RGE) effective May 1, 2016. Following the approval of the Proposal most of these items related to NYSEG are amortized over a five-year period, except the portion of storm costs to be recovered over ten years, unfunded deferred taxes being amortized over a period of fifty years and plant related tax items which are amortized over the life of associated plant. Annual amortization expense for NYSEG is approximately $16.5 million per rate year. RGE items that are being amortized are plant related tax items, which are amortized over the life of associated plant, and unfunded deferred taxes being amortized over a period of fifty years. A majority of the other items related to RGE, which net to a regulatory liability, remains deferred and will not be amortized until future proceedings or will be used to recover costs of the Ginna Reliability Support Services Agreement (Ginna RSSA).

In the approved Proposal the allowed rate of return on common equity is 9.0% for all companies. The equity ratio for each company is 48%; however the equity ratio is set at 50% for earnings sharing purposes. The customer share of any earnings above allowed levels increases as the ROE increases, with customers receiving 50%, 75% and 90% of earnings over 9.5%, 10.0% and 10.5% ROE, respectively, in the first year. The rate plans also include the implementation of a rate adjustment mechanism designed to return or collect certain defined reconciled revenues and costs; new depreciation rates; and continuation of the existing revenue decoupling mechanisms for each business. Following the approval of the Proposal by the NYPSC, unfunded future income taxes were adjusted for the amount of $126 million to reflect the change from a flow through to normalization method, which was recorded as an increase to income tax expense and an offsetting increase to revenue, during the second quarter of 2016. The amounts will be collected over a period of fifty years.

On July 1, 2016, the United Illuminating Company (UI) filed an application with the Connecticut Public Utilities Regulatory Authority (PURA) requesting approval of a three-year rate plan commencing January 1, 2017, and extending through December 31, 2019. We expect PURA to rule on UI’s rate request in December 2016. UI’s application requests an increase of $65.6 million in 2017, an additional $21.1 million in 2018, and an additional $13.4 million in 2019, totaling $100.1 million over the three years. During the litigation of the case, the three-year cumulative request was modified to $98.3 million. The original application includes a rate levelization proposal to moderate the customer impact of the necessary revenue increases. The proposal defers a portion of the first and second year increases and spreads recovery of the overall increase by approximately equivalent amounts over the three years of the rate plan with carrying charges included. The proposal results in levelized revenue requirement increases of $40.7 million in 2017, $47.4 million in 2018 and $39.1 million in 2019, followed by an offset of $25.6 million at the end of the three year rate plan to equate the levelized recovery to the non-levelized revenue requirement increase.

UI’s rate request is attributable primarily to the amount of capital expenditures devoted to its electric distribution system for the purpose of reliability and system resiliency, both in relation to routine operations and during major storm events. UI’s application also proposes continuation of its revenue decoupling mechanism and proposes a new earnings sharing mechanism (ESM). Under the proposed ESM, 50% of UI’s earnings in excess of the allowed ROE, plus a deadband above the allowed ROE, would be flowed through to the benefit of customers. The proposed ESM includes a 20-basis point deadband in 2017 above the authorized ROE, within which there would be no sharing.  This deadband would be 30 basis points in 2018 and 40 basis points in 2019. UI proposes to continue applying any dollars due to customers to reduce the storm regulatory asset, if one exists. If none exists, then the customer share would be provided through a bill credit.

Current and non-current regulatory assets as of September 30, 2016 and December 31, 2015, respectively, consisted of:

	September 30,	December 31,
As of	2016	2015
(Millions)
Current
Pension and other post-retirement benefits cost deferrals	$22	$8
Pension and other post-retirement benefits	7	13
Storm costs	40	8
Temporary supplemental assessment surcharge	5	7
Reliability support services	27	—
Revenue decoupling mechanism	12	6
Hedges losses	11	37
Contracts for differences	16	18
Hardship programs	16	13
Deferred property tax	10	—
Plant decommissioning	9	—
Deferred purchased gas	—	12
Deferred transmission expense	13	12
Environmental remediation costs	17	37
Other	70	48
Total Current Regulatory Assets	275	219
Non-current
Pension and other post-retirement benefits cost deferrals	142	151
Pension and other post-retirement benefits	1,397	1,509
Storm costs	192	251
Deferred meter replacement costs	32	34
Unamortized losses on reacquired debt	21	23
Environmental remediation costs	274	271
Unfunded future income taxes	532	549
Asset retirement obligation	20	24
Deferred property tax	36	45
Federal tax depreciation normalization adjustment	162	158
Merger capital expense target customer credit	12	15
Debt premium	123	141
Contracts for differences	69	50
Hardship programs	21	29
Other	77	64
Total Non-current Regulatory Assets	$3,110	$3,314

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

“Storm costs” for Central Maine Power (CMP), NYSEG and RGE are allowed in rates based on an estimate of the routine costs of service restoration. The companies are also allowed to defer unusually high levels of service restoration costs resulting from major storms when they meet certain criteria for severity and duration. The portion of storm costs for the amount of $123 million is being recovered over ten-year period and the remaining portion is being amortized over five years following the approval of the Proposal by the NYPSC. UI is allowed to defer costs associated with any storm totaling $1 million or greater for future recovery. UI’s storm regulatory asset balance was $0 as of September 30, 2016.

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

“Unfunded future income taxes” represent unrecovered federal and state income taxes primarily resulting from regulatory flow through accounting treatment and are the offset to the unfunded future deferred income tax liability recorded. The income tax benefits or charges for certain plant related timing differences, such as removal costs, are immediately flowed through to, or collected from, customers. This amount is being amortized as the amounts related to temporary differences that give rise to the deferrals are recovered in rates. Following the approval of the Proposal by the NYPSC, these amounts will be collected over a period of fifty years, and the NYPSC Staff will perform an audit of the unfunded future income taxes and other tax assets to verify the balances.

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

“Deferred Transmission Expense” represents deferred transmission income or expense and fluctuates based upon actual revenues and revenue requirements.

Current and non-current regulatory liabilities as of September 30, 2016 and December 31, 2015, respectively, consisted of:

	September 30,	December 31,
As of	2016	2015
(Millions)
Current
Reliability support services (Cayuga)	$8	$16
Non by-passable charges	5	7
Energy efficiency portfolio standard	47	33
Gas supply charge and deferred natural gas cost	4	6
Transmission revenue reconciliation mechanism	5	16
Pension and other post-retirement benefits	17	3
Carrying costs on deferred income tax bonus depreciation	15	—
Yankee DOE Refund	—	5
Merger related rate credits	—	20
Revenue decoupling mechanism	20	14
Other	45	27
Total Current Regulatory Liabilities	166	147
Non-current
Accrued removal obligations	1,116	1,084
Asset sale gain account	9	8
Carrying costs on deferred income tax bonus depreciation	98	116
Economic development	36	36
Merger capital expense target customer credit account	15	17
Pension and other post-retirement benefits	74	90
Positive benefit adjustment	42	51
New York state tax rate change	10	17
Post term amortization	3	25
Theoretical reserve flow thru impact	26	31
Deferred property tax	18	15
Net plant reconciliation	10	10
Variable rate debt	29	32
Carrying costs on deferred income tax - Mixed Services 263(a)	27	31
Rate refund – FERC ROE proceeding	22	21
Merger-related rate credits	24	24
Accumulated deferred investment tax credits	12	10
Asset retirement obligation	12	13
Middletown/Norwalk local transmission network service collections	19	19
Excess generation service charge	3	21
Low income programs	46	42
Unfunded future income taxes	—	27
Non-firm margin sharing credits	13	8
Deferred income taxes regulatory	505	519
Other	98	93
Total Non-current Regulatory Liabilities	$2,267	$2,360

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

“Merger-related rate credits” resulted from the acquisition of UIL. This is being used to moderate increases in rates. In the three and nine month periods ended September 30, 2016, respectively, $0 and $20 million of rate credits was applied against customer bills.

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

The financial instruments measured at fair value as of September 30, 2016 and December 31, 2015, respectively, consisted of:

As of September 30, 2016	Level 1	Level 2	Level 3	Netting	Total
(Millions)
Securities portfolio (available for sale)	$40	$—	$—	$—	$40
Derivative assets
Derivative financial instruments - power	14	46	63	(47)	76
Derivative financial instruments - gas	110	21	97	(164)	64
Contracts for differences	—	—	22	—	22
Total	124	67	182	(211)	162
Derivative liabilities
Derivative financial instruments - power	(30)	(18)	(4)	40	(12)
Derivative financial instruments - gas	(127)	(27)	(49)	155	(48)
Contracts for differences	—	—	(107)	—	(107)
Derivative financial instruments - other	—	—	(1)	—	(1)
Total	$(157)	$(45)	$(161)	$195	$(168)

As of December 31, 2015	Level 1	Level 2	Level 3	Netting	Total
(Millions)
Securities portfolio (available for sale)	$39	$—	$—	$—	$39
Derivative assets
Derivative financial instruments - power	10	81	48	(71)	68
Derivative financial instruments - gas	267	25	68	(280)	80
Contracts for differences	—	—	29	—	29
Total	277	106	145	(351)	177
Derivative liabilities
Derivative financial instruments - power	(43)	(12)	(14)	55	(14)
Derivative financial instruments - gas	(193)	(40)	(51)	212	(72)
Contracts for differences	—	—	(96)	—	(96)
Derivative financial instruments - other	—	—	(3)	—	(3)
Total	$(236)	$(52)	$(164)	$267	$(185)

The reconciliation of changes in the fair value of financial instruments based on Level 3 inputs for the three and nine months ended September 30, 2016 and 2015, respectively, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2016	2015	2016	2015
Fair Value Beginning of Period,	$2	$103	$(19)	$57
Gains recognized in operating revenues	14	—	57	38
(Losses) recognized in operating revenues	—	(7)	—	(8)
Total gains (losses) recognized in operating revenues	14	(7)	57	30
Gains recognized in OCI	1	3	2	6
(Losses) recognized in OCI	—	(1)	—	(2)
Total Gains Recognized in OCI	1	2	2	4
Net change recognized in regulatory assets and liabilities	4	—	(18)	—
Purchases	7	(22)	6	(1)
Settlements	(3)	(5)	(10)	(12)
Transfers out of Level 3(a)	(4)	—	3	(7)
Fair Value as of September 30,	$21	$71	$21	$71
Gains (losses) for the period included in operating revenues attributable to the change in unrealized gains (losses) relating to financial instruments still held at the reporting date	$14	$(7)	$57	$30

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

Level 3 Fair Value Measurement

The tables below illustrate the significant sources of unobservable inputs used in the fair value measurement of our Level 3 derivatives, and the variability in prices for those transactions classified as Level 3 derivatives.

As of September 30, 2016
Instruments	Instrument Description	Valuation Technique	Valuation Inputs	Index	Avg.	Max.	Min.
Fixed price power and gas swaps	Transactions with delivery periods	Transactions are valued against forward market prices	Observable and extrapolated forward gas and power prices not all of which can be	NYMEX ($/MMBtu)	$ 4.26	$ 7.37	$ 1.64
with delivery	exceeding two	on a	corroborated by	SP15 ($/MWh)	$ 44.22	$80.28	$14.25
period > two	years	discounted	market data for	Mid C ($/MWh)	$ 35.43	$83.93	$ 3.60
years		basis	identical or	Cinergy ($/MWh)	$ 36.36	$77.49	$18.53
			similar products

Our Level 3 valuations primarily consist of NYMEX gas and fixed price power swaps with delivery periods extending through 2024 and 2032, respectively. The gas swaps are used to hedge both gas inventory in firm storage and merchant wind positions. The power swaps are used to hedge merchant wind production in the West and Midwest.

We performed a sensitivity analysis around the Level 3 gas and power positions to changes in the valuation inputs. Given the nature of the transactions in Level 3, the only material input to the valuation is the market price of gas or power for transactions with delivery periods exceeding two years. The fixed price power swaps are economic hedges of future power generation, with decreases in power prices resulting in unrealized gains and increases in power prices resulting in unrealized losses. The gas swaps are economic hedges of gas storage inventory and merchant generation, with decreases in gas prices resulting in unrealized gains and increases in gas prices resulting in unrealized losses. As all transactions are economic hedges of the underlying position, any changes in the fair value of these transactions will be offset by changes in the anticipated purchase/sales price of the underlying commodity.

Two elements of the analytical infrastructure employed in valuing transactions are the price curves used in calculation of market value and the models themselves. We maintain and document authorized trading points and associated forward price curves, and we develop and document models used in valuation of the various products.

Transactions are valued in part on the basis of forward price, correlation, and volatility curves. We maintain and document descriptions of these curves and their derivations. Forward price curves used in valuing the transactions are applied to the full duration of the transaction.

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

Range at
Unobservable Input	September 30, 2016
Risk of non-performance	0.25% - 0.75%
Discount rate	0.88% - 1.60%
Forward pricing ($ per MW)	$3.15 - $9.55

Fair Value of Debt

As of September 30, 2016 and December 31, 2015 debt consisted of first mortgage bonds, fixed and variable unsecured pollution control notes, other various non-current debt securities and obligations under capital leases. The estimated fair value of debt amounted to $5,240 million and $4,985 million as of September 30, 2016 and December 31, 2015, respectively. The estimated fair value was determined, in most cases, by discounting the future cash flows at market interest rates. The interest rates used to make these calculations take into account the risks associated with the electricity industry and the credit ratings of the borrowers in each case. The fair value hierarchy pertaining to the fair value of debt is considered as Level 2, except for unsecured pollution control notes-variable with a fair value of $204 million as of both September 30, 2016 and December 31, 2015, which are considered Level 3. The fair value of these unsecured pollution control notes-variable are determined using unobservable interest rates as the market for these notes is inactive.

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

The amount recognized in regulatory assets for electricity derivatives was a loss of $16.2 million as of September 30, 2016, and $34.3 million as of December 31, 2015. The amount reclassified from regulatory assets and liabilities into income, which is included in electricity purchased, was a loss of $3.5 million and $51.4 million, and a loss of $14.8 million and $27.1 million for the three and nine months ended September 30, 2016 and 2015, respectively.

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

The amount recognized in regulatory assets for natural gas hedges was a gain of $1.9 million as of September 30, 2016, and a loss of $3.1 million as of December 31, 2015. The amount reclassified from regulatory assets into income, which is included in natural gas purchased, was $0 and a loss of $3.4 million, and $0 and a loss of $3.4 million for the three and nine months ended September 30, 2016 and 2015, respectively.

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

PURA has determined that costs associated with these CfDs will be fully recoverable by UI and CL&P through electric rates, and UI has deferred recognition of costs (a regulatory asset) or obligations (a regulatory liability). For those CfDs signed by CL&P, UI records its approximate 20% portion pursuant to the cost-sharing agreement noted above. As of September 30, 2016, UI has recorded a gross derivative asset of $22 million ($0 of which is related to UI’s portion of the CfD signed by CL&P), a regulatory asset of $84 million, a gross derivative liability of $107 million ($79 million of which is related to UI’s portion of the CfD signed by CL&P) and a regulatory liability of $1 million. As of December 31, 2015, UI had recorded a gross derivative asset of $29 million ($1 million of which is related to UI’s portion of the CfD signed by CL&P), a regulatory asset of $68 million, a gross derivative liability of $96 million ($61 million of which is related to UI’s portion of the CfD signed by CL&P) and a regulatory liability of $1 million.

The unrealized gains and losses from fair value adjustments to these derivatives, which are recorded in regulatory assets or regulatory liabilities, for the three and nine months ended September 30, 2016, respectively, were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2016
(Millions)
Regulatory Assets - Derivative liabilities	$(2)	$(7)
Regulatory Liabilities - Derivative assets	$5	$(11)

The net notional volumes of the outstanding derivative instruments associated with Networks activities as of September 30, 2016 and December 31, 2015, respectively, consisted of:

	September 30,	December 31,
As of	2016	2015
(Millions)
Wholesale electricity purchase contracts (MWh)	5.8	6.7
Natural gas purchase contracts (Dth)	6.4	4.8
Fleet fuel purchase contracts (Gallons)	2.9	3.8

The offsetting of derivatives, location and amounts of derivatives associated with Networks activities as of September 30, 2016 and December 31, 2015, respectively, consisted of:

As of September 30, 2016	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$10	$13	$—	$—
Derivative liabilities	—	—	(25)	(82)
	10	13	(25)	(82)
Designated as hedging instruments
Derivative assets	12	4	10	4
Derivative liabilities	(10)	(4)	(22)	(9)
	2	—	(12)	(5)
Total derivatives before offset of cash collateral	12	13	(37)	(87)
Cash collateral receivable	—	—	11	5
Total derivatives as presented in the balance sheet	$12	$13	$(26)	$(82)

As of December 31, 2015	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$11	$18	$—	$—
Derivative liabilities	—	—	(28)	(68)
	11	18	(28)	(68)
Designated as hedging instruments
Derivative assets	3	6	3	6
Derivative liabilities	(3)	(6)	(42)	(7)
	—	—	(39)	(1)
Total derivatives before offset of cash collateral	11	18	(67)	(69)
Cash collateral receivable	—	—	37	—
Total derivatives as presented in the balance sheet	$11	$18	$(30)	$(69)

The effect of derivatives in cash flow hedging relationships on Other Comprehensive Income (OCI) and income for the three and nine months ended September 30, 2016 and 2015, respectively, consisted of:

Three Months Ended September 30,	(Loss) Recognized in OCI on Derivatives	Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income
(Millions)	Effective Portion (a)	Effective Portion (a)
2016
Interest rate contracts	$—	Interest expense	$2
Commodity contracts	—	Operating expenses	1
Total	$—		$3
2015
Interest rate contracts	$—	Interest expense	$3
Commodity contracts	(2)	Operating expenses	—
Total	$(2)		$3

Nine Months Ended September 30,	(Loss) Recognized in OCI on Derivatives	Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income
(Millions)	Effective Portion (a)	Effective Portion (a)
2016
Interest rate contracts	$—	Interest expense	$6
Commodity contracts	—	Operating expenses	2
Total	$—		$8
2015
Interest rate contracts	$—	Interest expense	$7
Commodity contracts	(2)	Operating expenses	2
Total	$(2)		$9

(a)Changes in OCI are reported on a pre-tax basis. The reclassified amounts of commodity contracts are included within “Purchase power, natural gas and fuel used” line item within operating expenses in the condensed consolidated statements of income.

The net loss in accumulated OCI related to previously settled forward starting swaps and accumulated amortization is $78.8 million and $84.9 million as of September 30, 2016 and December 31, 2015, respectively. We recorded $2.0 million and $2.2 million in net derivative losses related to discontinued cash flow hedges for the three months ended September 30, 2016 and 2015, respectively. We recorded $6.0 million and $6.5 million in net derivative losses related to discontinued cash flow hedges for the nine months ended September 30, 2016 and 2015, respectively We will amortize approximately $8.0 million of discontinued cash flow hedges in 2016. During the three and nine months ended September 30, 2016 and 2015, there was no ineffective portion for cash flow hedges.

The unrealized loss of $1.0 million on hedge activities is reported in OCI because the forecasted transaction is considered to be probable as of September 30, 2016. We expect that $0.8 million of those losses will be reclassified into earnings within the next twelve months. The maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted fleet fuel transactions is fifteen months.

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

The net notional volumes of outstanding derivative instruments associated with Renewables and Gas activities as of September 30, 2016 and December 31, 2015, respectively, consisted of:

	September 30,	December 31,
As of	2016	2015
(MWh/Dth in millions)
Wholesale electricity purchase contracts	3	3
Wholesale electricity sales contracts	6	6
Foreign exchange forward purchase contracts	—	4
Natural gas and other fuel purchase contracts	359	332
Financial power contracts	10	7
Basis swaps – purchases	51	67
Basis swaps – sales	85	80

The fair values of derivative contracts associated with Renewables and Gas activities as of September 30, 2016 and December 31, 2015, respectively, consisted of:

	September 30,	December 31,
As of	2016	2015
(Millions)
Wholesale electricity purchase contracts	$(5)	$(13)
Wholesale electricity sales contracts	16	35
Foreign exchange forward purchase contracts	—	(1)
Natural gas and other fuel purchase contracts	20	10
Financial power contracts	51	32
Basis swaps – purchases	(2)	1
Basis swaps – sales	(3)	(2)
Total	$77	$62

The effect of trading and non-trading derivatives, respectively, associated with Renewables and Gas activities for the three and nine months ended September 30, 2016 and 2015, respectively, consisted of:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
(Millions)
Wholesale electricity purchase contracts	$(2)	$(3)	$3	$7
Wholesale electricity sales contracts	3	15	(4)	(3)
Financial power contracts	(1)	(12)	1	(2)
Financial and natural gas contracts	7	11	(24)	(37)
Total Gain (Loss)	$7	$11	$(24)	$(35)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
(Millions)
Wholesale electricity purchase contracts	$(2)	$(11)	$6	$(6)
Wholesale electricity sales contracts	2	17	(12)	(5)
Financial power contracts	11	17	(5)	21
Financial and natural gas contracts	6	3	32	15
Total Gain	$17	$26	$21	$25

Such gains and losses are included in “Operating revenues” and in “Purchased power, natural gas and fuel used” operating expenses in the condensed consolidated statements of income, depending upon the nature of the transaction.

The offsetting of derivatives, location and amounts of derivatives associated with Renewables and Gas activities as of September 30, 2016 and December 31, 2015, respectively, consisted of:

As of September 30, 2016	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$86	$128	$98	$3
Derivative liabilities	(18)	(9)	(143)	(23)
	68	119	(45)	(20)
Designated as hedging instruments
Derivative assets	10	9	—	—
Derivative liabilities	—	—	(25)	(7)
	10	9	(25)	(7)
Total derivatives before offset of cash collateral	78	128	(70)	(27)
Cash collateral receivable (payable)	(21)	(48)	29	8
Total derivatives as presented in the balance sheet	$57	$80	$(41)	$(19)

As of December 31, 2015	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$186	$113	$117	$4
Derivative liabilities	(85)	(14)	(169)	(29)
	101	99	(52)	(25)
Designated as hedging instruments
Derivative assets	56	13	—	—
Derivative liabilities	—	—	(9)	—
	56	13	(9)	—
Total derivatives before offset of cash collateral	157	112	(61)	(25)
Cash collateral receivable (payable)	(80)	(41)	—	—
Total derivatives as presented in the balance sheet	$77	$71	$(61)	$(25)

The effect of derivatives in cash flow hedging relationships on OCI and income for the three and nine months ended September 30, 2016 and 2015, respectively, consisted of:

Three Months Ended September 30,	Gain Recognized in OCI on Derivatives	Location of Gain Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income
(Millions)	Effective Portion (a)	Effective Portion (a)
2016
Commodity contracts	$13	Revenues	$1
Total	$13		$1
2015
Commodity contracts	$28	Revenues	$—
Total	$28		$—

Nine Months Ended September 30,	(Loss) Gain Recognized in OCI on Derivatives	Location of Gain Reclassified from Accumulated OCI into Income	(Gain) Reclassified from Accumulated OCI into Income
(Millions)	Effective Portion (a)	Effective Portion (a)
2016
Commodity contracts	$(22)	Revenues	$(47)
Total	$(22)		$(47)
2015
Commodity contracts	$29	Revenues	$—
Total	$29		$—

(a)	Changes in OCI are reported on a pre-tax basis.

Amounts will be reclassified from accumulated OCI into income in the period(s) during which the transaction being hedged affects earnings or when it becomes probable that a forecasted transaction being hedged would not occur. Notwithstanding future changes in prices, approximately $16.0 million of losses included in accumulated OCI at September 30, 2016, is expected to be reclassified into earnings within the next 12 months. During the three months ended September 30, 2016 and 2015, we recorded a net gain of $0.4 million and $2.1 million, respectively, in earnings as a result of ineffectiveness from cash flow hedges. During the nine months ended September 30, 2016 and 2015, we recorded a net loss of $4.4 million and a net gain of $1.8 million, respectively, in earnings as a result of ineffectiveness from cash flow hedges.

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

The wholesale power supply agreements of UI contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit rating on senior debt were to fall below investment grade. If such an event had occurred as of September 30, 2016, UI would have had to post an aggregate of approximately $9.6 million in collateral.

We have various master netting arrangements in the form of multiple contracts with various single counterparties that are subject to contractual agreements that provide for the net settlement of all contracts through a single payment. Those arrangements reduce our exposure to a counterparty in the event of default on or termination of any single contract. For financial statement presentation purposes, we offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim or the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. The amounts of cash collateral under master netting arrangements that have not been offset against net derivative positions were $13 million and $11 million as of September 30, 2016 and December 31, 2015, respectively. Derivative instruments settlements and collateral payments are included in “Other assets” and “Other liabilities” of operating activities in the condensed consolidated statements of cash flows.

Certain of our derivative instruments contain provisions that require us to maintain an investment grade credit rating on our debt from each of the major credit rating agencies. If our debt were to fall below investment grade, we would be in violation of those provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit risk related contingent features that are in a liability position as of September 30, 2016 is $16 million, for which we have posted collateral.

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

On May 3, 2016, all active parties to the case filed a stipulation that settled all matters at issue in the case and reflected a 10-year rate plan through April 30, 2026. The MPUC approved the stipulation on May 17, 2016, for new rates effective June 1, 2016. The settlement structure for non-Augusta customers includes a 34.6% delivery revenue increase over five years with an allowed 9.55% ROE and 50% common equity ratio. The settlement structure for Augusta customers includes a 10-year rate plan with existing Augusta customers being charged rates equal to non-Augusta customers plus a surcharge that increases annually for five years.  New Augusta customers will have rates set based on an alternate fuel market model. In year seven of the rate plan MNG will submit a cost of service filing for the Augusta area to determine if the rate plan should continue. This cost of service filing will exclude $15 million of initial 2012/2013 gross plant investment, however the stipulation allows for accelerated depreciation of these assets. If the Augusta area’s cost of service filing illustrates results above a 14.55% ROE then the rate plan may cease, otherwise the rate plan would continue. A disallowance for the initial 2012/2013 gross plant investment is not part of the approved stipulation. The reserve of $6 million for this case was reversed in May 2016.

Transmission - ROE Complaint – CMP and UI

On September 30, 2011, the Massachusetts Attorney General, Massachusetts Department of Public Utilities, Connecticut Public Utilities Regulatory Authority, New Hampshire Public Utilities Commission, Rhode Island Division of Public Utilities and Carriers, Vermont Department of Public Service, numerous New England consumer advocate agencies and transmission tariff customers collectively filed a complaint (Complaint I) with the FERC pursuant to sections 206 and 306 of the Federal Power Act. The filing parties seek an order from the FERC reducing the 11.14% base return on equity (ROE) used in calculating formula rates for transmission service under the ISO-New England Open Access Transmission Tariff (OATT) to 9.2%. CMP and UI are New England Transmission Owners (NETOs) with assets and service rates that are governed by the OATT and will thereby be affected by any FERC order resulting from the filed complaint.

On June 19, 2014, the FERC issued its decision in Complaint I, establishing a methodology and setting an issue for a paper hearing.  On October 16, 2014, FERC issued its final decision in the Complaint I setting the base ROE at 10.57% and a maximum total ROE of 11.74% (base plus incentive ROEs) for the October 2011 – December 2012 period as well as prospectively from October 16, 2014, and ordered the NETOs to file a refund report. On November 17, 2014, the NETOs filed a refund report.

On March 3, 2015, the FERC issued an order on requests for rehearing of its October 16, 2014 decision. The March order upheld the FERC’s June 19, 2014 decision and further clarified that the 11.74% ROE cap will be applied on a project specific basis and not on a transmission owner’s total average return. In June 2015 the NETOs filed an appeal in the U.S. Court of Appeals for the District of Columbia of the FERC’s final order. The appeal is currently pending, and we cannot predict the outcome of this appeal.

On December 26, 2012, a second, ROE complaint (Complaint II) for a subsequent rate period was filed requesting the ROE be reduced to 8.7%. On June 19, 2014, FERC accepted Complaint II, established a 15-month refund effective date of December 27, 2012, and set the matter for hearing using the methodology established in the Complaint I.

On July 31, 2014, a third ROE complaint (Complaint III) was filed for a subsequent rate period requesting the ROE be reduced to 8.84%. On November 24, 2014, FERC accepted the Complaint III, established a 15-month refund effective date of July 31, 2014, and set this matter, consolidated with Complaint II, for hearing in June 2015. Hearings were held in June 2015 on Complaints II and III before a FERC Administrative Law Judge, relating to the refund periods and going forward period. On July 29, 2015, post-hearing briefs were filed by parties and on August 26, 2015 reply briefs were filed by parties. On July 13, 2015, the NETOs filed a petition for review of FERC’s orders establishing hearing and consolidation procedures for Complaints II and III with the U.S. Court of Appeals. The FERC Administrative Law Judge issued an Initial Decision on March 22, 2016.  The Initial Decision determined that, 1) for the 15-month refund period in Complaint II, the base ROE should be 9.59% and that the ROE Cap (base ROE plus incentive ROEs) should be 10.42% and 2) for the 15-month refund period in Complaint III and prospectively, the base ROE should be 10.90% and that the ROE Cap should be 12.19%. The Initial Decision is the Administrative Law Judge’s recommendation to the FERC Commissioners.  The FERC is expected to make its final decision in late 2016 or early 2017.

CMP and UI reserved for refunds for Complaints I, II and III consistent with the FERC’s March 3, 2015 final decision in Complaint I. The CMP and UI total reserve associated with Complaints I, II and III is $21.4 million and $4.2 million, respectively, as of September 30, 2016. If adopted as final, the impact of the initial decision would be an additional aggregate reserve for Complaints II and III of $17.1 million pretax and $10.2 million, net of tax, which is based upon currently available information for these proceedings. We cannot predict the outcome of the Complaint II and III proceedings.

On April 29, 2016, a fourth ROE complaint (Complaint IV) was filed for a rate period subsequent to prior complaints requesting the base ROE be 8.61% and ROE Cap be 11.24%.  The NETOs filed a response to the Complaint IV on June 3, 2016. On September 20, 2016, FERC accepted the Complaint IV, established a 15-month refund effective date of April 29, 2016, and set the matter for hearing and settlement judge procedures. A range of possible outcomes is not able to be determined at this time due to the preliminary state of this matter. We cannot predict the outcome of the Complaint IV proceeding.

Yankee Nuclear Spent Fuel Disposal Claim

CMP has an ownership interest in Maine Yankee Atomic Power Company, Connecticut Yankee Atomic Power Company, and Yankee Atomic Electric Company (the Yankee Companies), three New England single-unit decommissioned nuclear reactor sites, and UI has an ownership interest in Connecticut Yankee Atomic Power Company. Every six years, pursuant to the statute of limitations, the Yankee Companies file a lawsuit to recover damages from the Department of Energy (DOE or Government) for breach of the Nuclear Spent Fuel Disposal Contract to remove Spent Nuclear Fuel (SNF) and Greater than Class C Waste (GTCC) as required by contract and the Nuclear Waste Policy Act beginning in 1998. The damages are the incremental costs for the Government’s failure to take the spent nuclear fuel.

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

In August 2013, the Yankee Companies filed a third round of claims against the Government seeking damages for the years 2009-2014 (Phase III). The Phase III trial was completed in July 2015 and the court issued its decision on March 25, 2016, awarding the Yankee Companies a combined $76.8 million (Connecticut Yankee $32.6 million, Maine Yankee $24.6 million and Yankee Atomic $19.6 million). The damage awards, less any amount retained to reduce future customer charges, will potentially flow through the Yankee Companies to shareholders, including CMP and UI, upon FERC approval, and will reduce retail customer charges or otherwise as specified by law. CMP and UI will receive their proportionate share of the awards that flow through based on percentage ownership. On July 18, 2016, the notice of appeal period expired and the Phase III trial award became final. On October 14, 2016, the Yankee Companies received the Government's payment of the damage award. We cannot predict the timing or amount of damage awards that may ultimately flow through to customers.

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

A hearing was held before an administrative law judge of FERC in November and early December 2015. A preliminary proposed ruling by the administrative law judge was issued on April 12, 2016.  The proposed ruling found no evidence that Renewables had engaged in any unlawful market contract that would justify finding the Renewables power purchase agreements unjust and unreasonable. However, the proposed ruling did conclude that the price of the power purchase agreements imposed an excessive burden on customers in the amount of $259 million. Renewables position, as presented at hearings and agreed by FERC Trial Staff, is that Renewables entered into bilateral power purchase contracts appropriately and complied with all applicable legal standards and requirements. The parties have submitted to FERC briefs on exceptions to the administrative law judge’s proposed ruling. There is no specific timetable to FERC’s ruling, but we presently expect it to be issued in late 2016. We cannot predict the outcome of this proceeding.

Guarantee Commitments to Third Parties

As of September 30, 2016, we had approximately $2.7 billion of standby letters of credit, surety bonds, guarantees and indemnifications outstanding. These instruments provide financial assurance to the business and trading partners of AVANGRID and its subsidiaries in their normal course of business.  The instruments only represent liabilities if AVANGRID or its subsidiaries fail to deliver on contractual obligations. We therefore believe it is unlikely that any material liabilities associated with these instruments will be incurred and, accordingly, as of September 30, 2016, neither we nor our subsidiaries have any liabilities recorded for these instruments.

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

Our estimate for all costs related to investigation and remediation of the fifty-three sites ranges from $235 million to $468 million as of September 30, 2016. Our estimate could change materially based on facts and circumstances derived from site investigations, changes in required remedial actions, changes in technology relating to remedial alternatives, and changes to current laws and regulations.

As of September 30, 2016 and December 31, 2015, the liability associated with MGP sites in Connecticut, the remediation costs of which could be significant and will be subject to a review by PURA as to whether these costs are recoverable in rates, was $99 million.

The liability to investigate and perform remediation at the known inactive MGP sites was $382 million and $397 million as of September 30, 2016 and December 31, 2015, respectively. We recorded a corresponding regulatory asset, net of insurance recoveries and the amount collected from FirstEnergy, as described below, because we expect to recover the net costs in rates. Our environmental liability accruals are recorded on an undiscounted basis and are expected to be paid through the year 2048.

Certain other Connecticut and Massachusetts regulated gas companies own or have previously owned properties where MGPs had historically operated. MGP operations have led to contamination of soil and groundwater with petroleum hydrocarbons, benzene and metals, among other things, at these properties, the regulation and cleanup of which is regulated by the federal Resource Conservation and Recovery Act as well as other federal and state statutes and regulations. Each of the companies has or had an ownership interest in one or more such properties contaminated as a result of MGP-related activities. Under the existing regulations, the cleanup of such sites requires state and at times, federal, regulators’ involvement and approval before cleanup can commence. In certain cases, such contamination has been evaluated, characterized and remediated. In other cases, the sites have been evaluated and characterized, but not yet remediated. Finally, at some of these sites, the scope of the contamination has not yet been fully characterized; no liability was recorded in respect of these sites as of September 30, 2016 and no amount of loss, if any, can be reasonably estimated at this time. In the past, the companies have received approval for the recovery of MGP-related remediation expenses from customers through rates and will seek recovery in rates for ongoing MGP-related remediation expenses for all of their MGP sites.

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

FirstEnergy remains liable for a substantial share of clean up expenses at nine MPG sites. In January 2015, NYSEG sent FirstEnergy a demand for $16 million representing FirstEnergy’s share of clean-up expenses incurred by NYSEG at the nine sites from January 2010 to November 2014 while the District Court appeal was pending. Nearly all of this amount has been paid by FirstEnergy. FirstEnergy would also be liable for a share of post 2014 costs, which, based on current projections, would be $26 million. This amount is being treated as a contingent asset and has not been recorded as either a receivable or a decrease to the environmental provision. Any recovery will be flowed through to NYSEG ratepayers.

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

Century and One Beacon have answered admitting issuance of the excess policies, but contesting coverage and providing documentation proving they received notice of the claims in the 1990s. We cannot predict the outcome of this matter, however, any recovery will be flowed through to NYSEG ratepayers.

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

On April 8, 2013, the Connecticut Department of Energy and Environmental Protection (DEEP) issued an administrative order addressed to UI, Evergreen Power, Asnat and others, ordering the parties to take certain actions related to investigating and remediating the English Station site. Mediation of the matter began in the fourth quarter of 2013 and concluded unsuccessfully in April 2015. Action in the administrative proceeding has been stayed to allow additional time for settlement discussions.

On August 4, 2016, DEEP issued a Partial Consent Order that, subject to its terms and conditions, requires UI to investigate and remediate certain environmental conditions within the perimeter of the English Station site. Under the Partial Consent Order, to the extent that the cost of this investigation and remediation is less than $30 million, UI will remit to the State of Connecticut the difference between such cost and $30 million to be used for a public purpose as determined in the discretion of the Governor of the State of Connecticut, the Attorney General of the State of Connecticut, and the Commissioner of DEEP. UI is obligated to comply with the terms of the Partial Consent Order even if the cost of such compliance exceeds $30 million. Under the terms of the Partial Consent Order, the State will discuss options with UI on recovering or funding any cost above $30 million such as through public funding or recovery from third parties; however, it is not bound to agree to or support any means of recovery or funding.

In connection with the Partial Consent Order, on August 4, 2016, DEEP also issued  a Consent Order to Evergreen Power, Asnat, and certain related parties that provides UI access to investigate and remediate the English Station site consistent with the Partial Consent Order. UI has initiated its process to investigate and remediate the environmental conditions within the perimeter of the English Station site pursuant to the Partial Consent Order.

As of December 31, 2015, we reserved $20.5 million for this case and have accrued the remaining $9.5 million in accordance with the settlement with PURA approving the acquisition. As of September 30, 2016, the reserve amount remained unchanged. We cannot predict the outcome of this matter.

Note 10. Post-retirement and Similar Obligations

We made $29 million and $44 million of pension contributions for the three and nine months ended September 30, 2016, respectively. We do not expect to make additional contributions for the remainder of 2016.

The components of net periodic benefit cost for pension benefits for the three and nine months ended September 30, 2016 and 2015, respectively, consisted of:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
(Millions)
Service cost	$12	$9	$34	$27
Interest cost	35	24	105	72
Expected return on plan assets	(50)	(39)	(152)	(117)
Amortization of:
Prior service costs	1	1	2	3
Actuarial loss	40	32	115	96
Net Periodic Benefit Cost	$38	$27	$104	$81

The components of net periodic benefit cost for postretirement benefits for the three and nine months ended September 30, 2016 and 2015, respectively, consisted of:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
(Millions)
Service cost	$2	$1	$4	$3
Interest cost	3	4	15	12
Expected return on plan assets	(1)	(2)	(7)	(6)
Amortization of:
Prior service costs	(4)	(2)	(8)	(6)
Actuarial loss	2	2	6	6
Net Periodic Benefit Cost	$2	$3	$10	$9

Note 11. Equity

As of September 30, 2016, our share capital consisted of 500,000,000 shares of common stock authorized, 309,592,620 shares issued and 309,003,589 shares outstanding, 81.5% of which is owned by Iberdrola, each having a par value of $0.01, for a total value of common stock capital of $3 million and additional paid in capital of $13,652 million. As of December 31, 2015, our share capital consisted of 500,000,000 shares of common stock authorized, 309,491,082 shares issued and 308,864,609 shares outstanding, 81.5% of which is owned by Iberdrola, each having a par value of $0.01, for a total value of common stock capital of $3 million and additional paid in capital of $13,653 million. We had 491,552 and 626,473 shares of common stock held in trust and no convertible preferred shares outstanding as of September 30, 2016 and December 31, 2015, respectively. During the nine months ended September 30, 2016, we issued 101,538 shares of common stock and released 134,921 shares of common stock held in trust each having a par value of $0.01.

On April 28, 2016, we entered into a repurchase agreement with J.P. Morgan Securities, LLC. (JPM), pursuant to which JPM will, from time to time, acquire, on behalf of AVANGRID, shares of common stock of AVANGRID. The purpose of the stock repurchase program is to allow AVANGRID to maintain the relative ownership percentage of Iberdrola at 81.5%. The stock repurchase program may be suspended or discontinued at any time upon notice. During the nine months ended September 30, 2016, we repurchased

97,479 shares of common stock of AVANGRID in the open market. The total cost of repurchase, including commissions, was $4 million.

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

Accumulated Other Comprehensive Income (Loss)

Accumulated OCI for the three months ended September 30, 2016 and 2015, respectively, consisted of:

	As of June 30	Three Months Ended September 30,	As of September 30,	As of June 30	Three Months Ended September 30,	As of September 30,
Accumulated Other Comprehensive Income (Loss)	2016	2016	2016	2015	2015	2015
(Millions)
Gain on revaluation of defined benefit plans, net of income tax expense of $0.1 for 2016	$(17)	$1	$(16)	$(27)	$—	$(27)
Loss for nonqualified pension plans	(8)	—	(8)	(11)	—	(11)
Unrealized gain during period on derivatives qualifying as cash flow hedges, net of income tax expense of $4.7 for 2016 and $10.0 for 2015	10	8	18	(1)	16	15
Reclassification to net income of losses on cash flow hedges, net of income tax expense of $1.2 for 2016 and $0.4 for 2015(a)	(79)	1	(78)	(57)	1	(56)
Gain on derivatives qualifying as cash flow hedges	(69)	9	(60)	(58)	17	(41)
Accumulated Other Comprehensive Income (Loss)	$(94)	$10	$(84)	$(96)	$17	$(79)

Accumulated OCI for the nine months ended September 30, 2016 and 2015, respectively, consisted of:

	As of December 31,	Nine Months Ended September 30,	As of September 30,	As of December 31,	Nine Months Ended September 30,	As of September 30,
Accumulated Other Comprehensive Income (Loss)	2015	2016	2016	2014	2015	2015
(Millions)
Gain (loss) on revaluation of defined benefit plans, net of income tax expense (benefit) of $3.0 for 2016 and $(1.0) for 2015	$(21)	$5	$(16)	$(25)	$(2)	$(27)
Loss for nonqualified pension plans	(8)	—	(8)	(11)	—	(11)
Unrealized gain (loss) during period on derivatives qualifying as cash flow hedges, net of income tax expense (benefit) of $(8.3) for 2016 and $11.0 for 2015	31	(13)	18	(2)	17	15
Reclassification to net income of losses (gains) on cash flow hedges, net of income tax expense (benefit) of $(14.7) for 2016 and $3.6 for 2015(a)	(54)	(24)	(78)	(61)	5	(56)
Gain (loss) on derivatives qualifying as cash flow hedges	(23)	(37)	(60)	(63)	22	(41)
Accumulated Other Comprehensive Income (Loss)	$(52)	$(32)	$(84)	$(99)	$20	$(79)

(a)	Reclassification is reflected in the operating expenses line item in the condensed consolidated statements of income.

Note 12. Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to AVANGRID by the weighted-average number of shares of our common stock outstanding. During the three and nine months ended September 30, 2016, while we did have securities that were dilutive, these securities did not result in a change in our earnings per share calculation for the three and nine months ended September 30, 2016. We did not have any potentially-dilutive securities for the three and nine months ended September 30, 2015. In accordance with Accounting Standards Codification (ASC) Topic 260, Earnings per Share, we retroactively applied the stock split to the prior period.

The calculations of basic and diluted earnings per share attributable to AVANGRID, for the three and nine months ended September 30, 2016 and 2015, respectively, consisted of:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
(Millions, except for number of shares and per share data)
Numerator:
Net income attributable to AVANGRID	$109	$54	$423	$171
Denominator:
Weighted average number of shares outstanding - basic	309,495,141	252,235,232	309,520,316	252,235,232
Weighted average number of shares outstanding - diluted	309,999,846	252,235,232	310,013,987	252,235,232
Earnings per share attributable to AVANGRID
Earnings Per Common Share, Basic	$0.35	$0.22	$1.36	$0.68
Earnings Per Common Share, Diluted	$0.35	$0.22	$1.36	$0.68

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

Segment information for the three months ended September 30, 2016, consisted of:

Three Months Ended September 30, 2016	Networks	Renewables	Gas	Other (a)	AVANGRID Consolidated
(Millions)
Revenue - external	$1,157	$270	$(8)	$(1)	$1,418
Revenue - intersegment	(1)	5	15	(19)	—
Depreciation and amortization	118	79	6	—	203
Operating income (loss)	178	37	(12)	14	217
Adjusted EBITDA	296	116	(6)	14	420
Earnings (losses) from equity method investments	$4	$(2)	$—	$—	$2

(a)	Does not represent a segment. It mainly includes Corporate and intersegment eliminations.

Included in revenue-external for the three months ended September 30, 2016, are: $964 million from regulated electric operations, $189 million from regulated gas operations and $4 million amounts from other operations of Networks; $270 million from renewable energy generation of Renewables; $17 million from gas storage services and $(25) million from gas trading operations of Gas.

Segment information for the three months ended September 30, 2015, consisted of:

Three Months Ended September 30, 2015	Networks	Renewables	Gas	Other (a)	AVANGRID Consolidated
(Millions)
Revenue - external	$783	$299	$(34)	$—	$1,048
Revenue – intersegment	—	3	17	(20)	—
Impairment of non-current assets	—	3	—	—	3
Depreciation and amortization	70	88	5	—	163
Operating income (loss)	154	45	(31)	(7)	161
Adjusted EBITDA	224	136	(26)	(7)	327
Earnings (losses) from equity method investments	$—	$(4)	$—	$1	$(3)

(a)	Does not represent a segment. It mainly includes Corporate and intersegment eliminations.

Included in revenue-external for the three months ended September 30, 2015, are: $705 million from regulated electric operations, $80 million from regulated gas operations and $(2) million amounts from other operations of Networks; $299 million from renewable energy generation of Renewables; $3 million from gas storage services and $(37) million from gas trading operations of Gas.

Segment information as of and for the nine months ended September 30, 2016, consisted of:

Nine Months Ended September 30, 2016	Networks	Renewables	Gas	Other (a)	AVANGRID Consolidated
(Millions)
Revenue - external	$3,758	$788	$(19)	$—	$4,527
Revenue - intersegment	1	9	27	(37)	—
Depreciation and amortization	362	240	19	—	621
Operating income (loss)	789	144	(50)	5	888
Adjusted EBITDA	1,151	384	(31)	5	1,509
Earnings (losses) from equity method investments	10	(6)	—	—	4
Capital expenditures	$749	$284	$3	$—	$1,036
As of September 30, 2016
Property, plant and equipment	12,688	7,934	502	—	21,124
Equity method investments	129	237	—	—	366
Total assets	$20,146	$9,591	$1,046	$(174)	$30,609

(a)	Does not represent a segment. It mainly includes Corporate and intersegment eliminations.

Included in revenue-external for the nine months ended September 30, 2016, are: $2,826 million from regulated electric operations, $929 million from regulated gas operations and $3 million amounts from other operations of Networks; $788 million from renewable energy generation of Renewables; $29 million from gas storage services and $(48) million from gas trading operations of Gas.

Segment information for the nine months ended September 30, 2015, consisted of:

Nine Months Ended September 30, 2015	Networks	Renewables	Gas	Other (a)	AVANGRID Consolidated
(Millions)
Revenue - external	$2,496	$781	$(63)	$—	$3,214
Revenue - intersegment	—	12	35	(47)	—
Impairment of non-current assets	—	10	—	—	10
Depreciation and amortization	250	260	14	1	525
Operating income (loss)	443	79	(72)	(20)	430
Adjusted EBITDA	693	349	(58)	(19)	965
Earnings (losses) from equity method investments	—	(6)	—	3	(3)
Capital expenditures	$484	$183	$3	$—	$670
As of December 31, 2015
Property, plant and equipment	12,363	7,835	513	—	20,711
Equity method investments	110	253	—	22	385
Total assets	$20,126	$10,685	$1,265	$(1,333)	$30,743

(a)	Does not represent a segment. It mainly includes Corporate and intersegment eliminations.

Included in revenue-external for the nine months ended September 30, 2015, are: $2,031 million from regulated electric operations, $462 million from regulated gas operations and $3 million from other operations of Networks; $781 million from renewable energy generation of Renewables; $9 million from gas storage services and $(72) million from gas trading operations of Gas.

Reconciliation of consolidated Adjusted EBITDA to the AVANGRID consolidated Net Income for the three and nine months ended September 30, 2016 and 2015, respectively, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
(Millions)
Consolidated Adjusted EBITDA	$420	$327	$1,509	$965
Less:
Impairment of non-current assets	—	3	—	10
Depreciation and amortization	203	163	621	525
Interest expense, net of capitalization	60	64	212	191
Income tax expense	53	56	329	103
Add:
Other income and (expense)	3	16	72	38
Earnings (losses) from equity method investments	2	(3)	4	(3)
Consolidated Net Income	$109	$54	$423	$171

Note 14. Related Party Transactions

We engage in related party transactions that are generally billed at cost and in accordance with applicable state and federal commission regulations.

Related party transactions for the three months ended September 30, 2016 and 2015, respectively, consisted of:

Three Months Ended September 30,	2016		2015
(Millions)	Sales To	Purchases From	Sales To	Purchases From
Iberdrola Canada Energy Services, Ltd	$—	$(7)	$—	$(15)
Iberdrola Renovables Energía, S.L.	—	(2)	—	(2)
Iberdrola, S.A.	—	(10)	—	(8)
Other	4	(1)	2	—

Related party transactions for the nine months ended September 30, 2016 and 2015, respectively, consisted of:

Nine Months Ended September 30,	2016		2015
(Millions)	Sales To	Purchases From	Sales To	Purchases From
Iberdrola Canada Energy Services, Ltd	$—	$(26)	$—	$(45)
Iberdrola Renovables Energía, S.L.	—	(7)	—	(7)
Iberdrola, S.A.	—	(28)	—	(26)
Other	6	(2)	2	(4)

In addition to the statements of income items above, we made purchases of turbines for wind farms from Gamesa Corporación Tecnológica, S.A. (Gamesa), in which our ultimate parent, Iberdrola, has a 20% ownership. The amounts capitalized for these transactions were $193 million and $70 million as of September 30, 2016 and December 31, 2015, respectively. In June 2016, Siemens AG and Gamesa signed binding agreement to merge wind power business. After completion of the merger, which is expected in the first quarter of 2017, Iberdrola will have 8.1% ownership of the new combined company.

Related party balances as of September 30, 2016 and December 31, 2015, respectively, consisted of:

As of	September 30, 2016		December 31, 2015
(Millions)	Owed By	Owed To	Owed By	Owed To
Iberdrola Canada Energy Services, Ltd.	$—	$(6)	$7	$(5)
Gamesa Corporación Tecnológica, S.A.	2	(157)	68	(77)
Iberdrola, S.A.	—	(27)	—	(3)
Iberdrola Energy Projects, Inc.	1	—	1	(3)
Iberdrola Renovables Energía, S.L.	—	(7)	—	—
Other	13	(3)	—	(2)

Transactions with our parent company, Iberdrola, relate predominantly to the provision of and allocation of corporate services and management fees. Also included within the Purchases From category are charges for credit support relating to guarantees Iberdrola has provided to third parties guaranteeing our performance. All costs that can be specifically allocated, to the extent possible, are charged directly to the company receiving such services. In situations when Iberdrola corporate services are provided to two or more companies of AVANGRID any costs remaining after direct charge are allocated using agreed upon cost allocation methods designed to allocate those costs. We believe that the allocation method used is reasonable.

Transactions with Iberdrola Canada Energy Services predominantly relate to the purchase of gas for ARHI’s gas-fired generation facility at Klamath.

There have been no guarantees provided or received for any related party receivables or payables. These balances are unsecured and are typically settled in cash. Interest is not charged on regular business transactions but is charged on outstanding loan balances. There have been no impairments or provisions made against any affiliated balances, other than $3 million and $10 million write-offs related to an arrangement to purchase turbines from Gamesa during the three and nine months ended September 30, 2015, respectively, which was recorded in impairment of non-current assets in the condensed consolidated statements of income. The collectability of amounts receivable from Gamesa are contingent upon other related parties fulfilling certain payments to Gamesa.

Networks holds an approximate 20% ownership interest in the regulated New York TransCo, LLC (New York TransCo). Through New York TransCo, Networks has formed a partnership with Central Hudson Gas and Electric Corporation, Consolidated Edison, Inc., National Grid, plc and Orange and Rockland Utilities, Inc. to develop a portfolio of interconnected transmission lines and substations to fulfill the objectives of the New York energy highway initiative, which is a proposal to install up to 3,200 MW of new electric generation and transmission capacity in order to deliver more power generated from upstate New York power plants to downstate New York. In the second quarter of 2016, Networks has increased its equity method investment in the New York TransCo by approximately $21 million (included in “Other investments and equity method investments, net” of investing activities in the condensed consolidated statements of cash flows) for a total equity method investment of $22 million. Additionally, in the second quarter of 2016, Networks received approximately $67 million from the New York TransCo in the form of $43 million for assets constructed and transferred to the New York TransCo (included in “Proceeds from sale of property, plant and equipment” of investing activities in the condensed consolidated statements of cash flows), $22 million in contributions in aid of construction and approximately $2 million in advanced lease payments for a 99 year lease of land and attachment rights. As of September 30, 2016 the amount receivable from New York TransCo was $10 million.

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

We establish provisions for uncollectible accounts for DPAs by using both historical average loss percentages to project future losses and by establishing specific provisions for known credit issues. Amounts are written off when reasonable collection efforts have been exhausted. DPA receivable balances were $57 million and $62 million at September 30, 2016 and December 31, 2015, respectively. The allowance for doubtful accounts for DPAs at September 30, 2016 and December 31, 2015, was $32 million and $35 million, respectively. Furthermore, the provision for bad debts associated with the DPAs for the three months ended September 30, 2016 and 2015 was $(2) and $5 million, respectively, and for the nine months ended September 30, 2016 and 2015 was $(3) million and $1 million, respectively.

Note 16. Income Tax Expense

The effective tax rates for the three and nine months ended September 30, 2016, were 32.7% and 43.8%, respectively, which are different from the 35% statutory federal income tax rate predominantly due to the impact of an adjustment of $126 million to unfunded future income tax to reflect the change from a flow through to normalization method following the approval of the Proposal by the NYPSC, which was recorded in the second quarter of 2016 as an increase to income tax expense and an offsetting increase to revenue, the sale of the Iroquois equity investment in the same period partially offset by the recognition of production tax credits associated with wind production in both periods. The effective tax rates for the three and nine months ended September 30, 2015, were 50.9% and 37.6%, respectively, which are different from the 35% statutory federal income tax rate primarily due to state income tax expenses, partially offset by the recognition of production tax credits associated with wind production in both periods.

Note 17. Stock-Based Compensation Expense

Under the Avangrid, Inc. Omnibus Incentive Plan 1,298,683 performance stock units (PSUs) were granted to certain officers and employees of AVANGRID in July 2016. The PSUs will vest upon achievement of certain performance- and market-based metrics related to the 2016 through 2019 plan and will be payable in three equal installments in 2020, 2021 and 2022. The fair value of the PSUs on the grant date was $31.80 per share, which is expensed on a straight-line basis over the requisite service period of approximately seven years based on expected achievement.

For the purpose of accounting for the above plan, in the third quarter of 2016 we early adopted all the amendments to ASC Topic 718, Compensation - Stock Compensation, issued in March 2016 and elected to account for forfeitures when they occur.

The total stock-based compensation expense, which is included in operations and maintenance of the condensed consolidated statements of income, for the three and nine months ended September 30, 2016, was $1 million.

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

Overview

We are a direct, majority-owned subsidiary of Iberdrola, S.A., or Iberdrola, a corporation (sociedad anónima) organized under the laws of The Kingdom of Spain, one of the world’s leading energy companies.  Our direct, wholly-owned subsidiaries include Avangrid Networks, Inc., or Networks, and Avangrid Renewables Holdings, Inc., or ARHI. ARHI in turn holds subsidiaries including Avangrid Renewables LLC, or Renewables, and Enstor Gas, LLC, or Gas. Networks, owns and operates our regulated utility businesses through its subsidiaries, including electric transmission and distribution and natural gas distribution, transportation and sales. Avangrid Service Company, a subsidiary of Networks, provides corporate and back-office services on a consolidated basis to our subsidiaries. Renewables operates a portfolio of renewable energy generation facilities primarily using onshore wind power and also solar, biomass and thermal power.  Gas operates our natural gas storage facilities and gas trading businesses through Enstor Energy Services LLC (gas trading) and Enstor Inc. (gas storage).

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

Through Networks, we own electric generation, transmission and distribution companies and natural gas distribution, transportation and sales companies in New York, Maine, Connecticut and Massachusetts, delivering electricity to approximately 2.2 million electric utility customers and delivering natural gas to approximately 985,000 natural gas public utility customers as of September 30, 2016.

Networks, a Maine corporation, along with UIL, a Connecticut corporation, holds our regulated utility businesses, including electric transmission and distribution and natural gas distribution, transportation and sales. Networks serves as a super-regional energy services and delivery company through eight regulated utilities it owns directly:

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

Through Renewables, we had a combined wind, solar and thermal operating capacity of 6,330 megawatts, or MW, as of September 30, 2016, including Renewables’ share of joint projects, of which 5,643 MW was operating wind capacity. Approximately 62% of the capacity was contracted for an average period of 9.7 years as of September 30, 2016. As the second largest wind operator in the United States based on installed capacity as of September 30, 2016, Renewables strives to lead the transformation of the U.S. energy industry to a competitive, clean energy future. Renewables currently operates 53 wind farms in 18 states across the United States. During the nine months ended September 30, 2016, the production of wind was approximately 6% lower than the average wind production in 2011 through 2014. This decrease resulted in approximately $32 million to $38 million of lower adjusted gross margin (non-GAAP) for Renewables. For additional information, please see the risk factors disclosed in our Form 10-K for the fiscal year ended December 31, 2015.

Through Gas, as of September 30, 2016, we own approximately 67.5 billion cubic feet, or Bcf, of net working gas storage capacity. Gas operates 52.4 Bcf of contracted or managed natural gas storage capacity in North America through Enstor Energy Services, LLC, as of September 30, 2016.

Our operating revenues increased by 35%, from $1.0 billion for the three months ended September 30, 2015 to $1.4 billion for the three months ended September 30, 2016.

The increase in operating revenues was largely due to the inclusion of UIL, which was not in the comparable period, adding $355 million in revenues for the three months ended September 30, 2016. The Networks and Gas business revenues increased on the impact of favorable operating conditions partially offset by unfavorable mark-to-market changes on derivatives and lower other revenues at Renewables.

Net income increased by 101% from $54 million for the three months ended September 30, 2015, to $109 million for the three months ended September 30, 2016, primarily due to the additional contribution of UIL. Networks net income improved as higher electricity and gas revenues and New York rate case impacts occurred offset by increases in costs resulting from higher transmission support expense. Renewables net income decreased as a result of lower average prices and unfavorable mark-to-market changes on derivatives offset by favorable changes from the revision of estimated useful lives of wind power station assets. Gas net loss decreased due to favorable MtM changes on derivatives and transport contracts.

Adjusted earnings before interest, tax, depreciation and amortization, or adjusted EBITDA (non-GAAP), increased by 28% from $327 million for the three months ended September 30, 2015, to $420 million for the three months ended September 30, 2016, primarily as a result of a 137% increase in adjusted EBITDA (non-GAAP) at Networks due to the addition of UIL. Renewables decreased by 22%, primarily as a result of unfavorable mark-to-market changes on derivatives and lower production tax credits. Adjusted gross margin (non-GAAP) increased by 28%, from $795 million for the three months ended September 30, 2015 to $1,033 million for the three months ended September 30, 2016 primarily as a result of the addition of UIL, which added $228 million to adjusted gross margin (non-GAAP) in the third quarter of 2016. For additional information and reconciliation of adjusted EBITDA (non-GAAP) to net income, see “—Non-GAAP Financial Measures”.

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

MNG rate case

On May 3, 2016, all active parties to the case filed a stipulation that settled all matters at issue in the case and reflected a 10-year rate plan through April 30, 2026. The MPUC approved the stipulation on May 17, 2016, for new rates effective June 1, 2016. The settlement structure for non-Augusta customers includes a 34.6% delivery revenue increase over five years with an allowed 9.55% ROE and 50% common equity ratio. The settlement structure for Augusta customers includes a 10-year rate plan with existing Augusta customers being charged rates equal to non-Augusta customers plus a surcharge which increases annually for five years.  New Augusta customers will have rates set based on an alternate fuel market model. In year seven of the rate plan MNG will submit a cost of service filing for the Augusta area to determine if the rate plan should continue. This cost of service filing will exclude $15 million of initial 2012/2013 gross plant investment, however the stipulation allows for accelerated depreciation of these assets. If the Augusta area’s cost of service filing illustrates results above a 14.55% ROE then the rate plan may cease, otherwise the rate plan would continue. A disallowance for the initial 2012/2013 gross plant investment is not part of the approved stipulation. The reserve of $6 million for this case was reversed in May 2016.

Transmission - ROE Complaint

On April 29, 2016, the Eastern Massachusetts Consumer Owned Systems filed a fourth, ROE complaint (Complaint IV) for a rate period subsequent to prior complaints requesting the base ROE be 8.61% and ROE Cap be 11.24%. The NETOs filed a response to the Complaint IV on June 3, 2016. On September 20, 2016, FERC accepted the Complaint IV, established a 15-month refund effective date of April 29, 2016, and set the matter for hearing and settlement judge procedures. A range of possible outcomes is not able to be determined at this time due to the preliminary state of this matter. We cannot predict the outcome of the Complaint IV proceeding.

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

In the approved Proposal the allowed rate of return on common equity is 9.0% for all companies. The equity ratio for each company is 48%; however, the equity ratio is set at 50% for earnings sharing purposes. The customer share of any earnings above allowed levels increases as the ROE increases, with customers receiving 50%, 75% and 90% of earnings over 9.5%, 10.0% and 10.5% ROE, respectively, in the first year. The rate plans also include the implementation of a rate adjustment mechanism designed to return or collect certain defined reconciled revenues and costs; new depreciation rates; and continuation of the existing revenue decoupling mechanisms for each business. Following the approval of the Proposal by the NYPSC, unfunded future income taxes were adjusted for the amount of $126 million to reflect the change from a flow through to normalization method, which has been recorded as an increase to income tax expense and an offsetting increase to revenue during the second quarter of 2016. The amounts will be collected over a period of fifty years.

UI rate case

On July 1, 2016, UI filed an application with the Connecticut Public Utilities Regulatory Authority, or PURA, requesting approval of a three-year rate plan commencing January 1, 2017, and extending through December 31, 2019. We expect PURA to rule on UI’s rate request in December 2016. UI’s application requests an increase of $65.6 million in 2017, an additional $21.1 million in 2018, and an additional $13.4 million in 2019, totaling $100.1 million over the three years. During the litigation of the case, the three-year cumulative request was modified to $98.3 million. The original application includes a rate levelization proposal to moderate the customer impact of the necessary revenue increases. The proposal defers a portion of the first and second year increases and spreads recovery of the overall increase by approximately equivalent amounts over the three years of the rate plan with carrying charges included. The proposal results in levelized revenue requirement increases of $40.7 million in 2017, $47.4 million in 2018 and $39.1 million in 2019, followed by an offset of $25.6 million at the end of the three year rate plan to equate the levelized recovery to the non-levelized revenue requirement increase.

UI’s rate request is attributable primarily to the amount of capital expenditures devoted to its electric distribution system for the purpose of reliability and system resiliency, both in relation to routine operations and during major storm events. UI’s application also proposes continuation of its revenue decoupling mechanism and proposes a new earnings sharing mechanism (ESM). Under the proposed ESM, 50% of UI’s earnings in excess of the allowed ROE, plus a deadband above the allowed ROE, would be flowed through to the benefit of customers. The proposed ESM includes a 20-basis point deadband in 2017 above the authorized ROE, within which there would be no sharing. This deadband would be 30 basis points in 2018 and 40 basis points in 2019. UI proposes to continue applying any dollars due to customers to reduce the storm regulatory asset, if one exists. If none exists, then the customer share would be provided through a bill credit.

Results of Operations

The following table sets forth financial information by segment for each of the periods indicated:

	Three Months Ended					Three Months Ended
	September 30, 2016					September 30, 2015
	Total	Networks	Renewables	Gas	Other(1)	Total	Networks	Renewables	Gas	Other(1)
	(in millions)
Operating Revenues	$1,418	$1,156	$275	$7	$(20)	$1,048	$767	$302	$(17)	$(4)
Operating Expenses
Purchased power, natural gas and fuel used	312	271	56	—	(16)	211	155	72	—	(16)
Operations and maintenance	553	470	90	11	(17)	421	310	72	8	31
Impairment of non-current assets	—	—	—	—	—	3	—	3	—	—
Depreciation and amortization	203	118	78	7	—	163	70	88	6	(1)
Taxes other than income taxes	133	119	13	—	1	89	79	8	—	2
Total Operating Expenses	1,201	978	237	18	(32)	887	614	243	14	16
Operating income	217	178	38	(11)	12	161	153	59	(31)	(20)
Other Income (Expense)
Other income (expense)	3	8	—	1	(6)	16	10	7	1	(2)
Earnings (losses) from equity method investments	2	4	(2)	—	—	(3)	—	(4)	—	1
Interest expense, net of capitalization	(60)	(57)	(8)	(6)	11	(64)	(55)	(7)	(8)	6
Income Before Income Tax	162	133	28	(16)	17	110	108	55	(38)	(15)
Income tax expense	53	58	(9)	(3)	7	56	41	(7)	(21)	43
Net Income	109	75	37	(13)	10	54	67	62	(17)	(58)
Less: Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	—
Net Income	$109	$75	$37	$(13)	$10	$54	$67	$62	$(17)	$(58)

	Nine Months Ended					Nine Months Ended
	September 30, 2016					September 30, 2015
	Total	Networks	Renewables	Gas	Other(1)	Total	Networks	Renewables	Gas	Other(1)
	(in millions)
Operating Revenues	$4,527	$3,759	$797	$8	$(37)	$3,214	$2,496	$793	$(28)	$(47)
Operating Expenses
Purchased power, natural gas and fuel used	961	870	118	—	(27)	754	646	143	—	(35)
Operations and maintenance	1,662	1,391	257	34	(20)	1,235	940	263	25	7
Impairment of non-current assets	—	—	—	—	—	10	—	10	—	—
Depreciation and amortization	621	362	239	20	—	525	250	260	15	—
Taxes other than income taxes	395	347	39	3	6	260	218	38	4	—
Total Operating Expenses	3,639	2,970	653	57	(41)	2,784	2,054	714	44	(28)
Operating income	888	789	144	(49)	4	430	442	79	(72)	(19)
Other Income (Expense)
Other income (expense)	72	39	28	1	4	38	29	94	2	(87)
Earnings (losses) from equity method investments	4	10	(6)	—	—	(3)	—	(6)	—	3
Interest expense, net of capitalization	(212)	(199)	(47)	(18)	52	(191)	(164)	(45)	(22)	40
Income Before Income Tax	752	639	119	(66)	60	274	307	122	(92)	(63)
Income tax expense	329	320	(2)	(21)	32	103	122	(34)	(41)	56
Net Income	423	319	121	(45)	28	171	185	156	(51)	(119)
Less: Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	—
Net Income	$423	$319	$121	$(45)	$28	$171	$185	$156	$(51)	$(119)

(1)Other amounts represent corporate and company eliminations.

Comparison of Period to Period Results of Operations

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

The following table sets forth our operating revenues and expenses by segment for each of the periods indicated and as a percentage of the consolidated total of operating revenues and operating expenses, respectively:

Three Months Ended September 30, 2016	Total	Networks	Renewables	Gas	Other(1)
	(in millions)
Operating revenues	$1,418	$1,156	$275	$7	$(20)
Operating revenues %		82%	19%	—	(1)%
Operating expenses	$1,201	$978	$237	$18	$(32)
Operating expenses %		81%	20%	1%	(3)%

Three Months Ended September 30, 2015	Total	Networks	Renewables	Gas	Other(1)
	(in millions)
Operating revenues	$1,048	$767	$302	$(17)	$(4)
Operating revenues %		73%	29%	(2)%	(2)%
Operating expenses	$887	$614	$243	$14	$16
Operating expenses %		69%	27%	2%	(3)%

(1)Other amounts represent corporate and company eliminations.

Operating Revenues

Our operating revenues increased by 35% from $1.0 billion for the three months ended September 30, 2015, to $1.4 billion for the three months ended September 30, 2016, as detailed by segment below:

Networks

Operating revenues increased by $389 million, or 51%, from $767 million for the three months ended September 30, 2015 to $1,156 million for the three months ended September 30, 2016. The addition of UIL added $355 million to revenues, for an underlying increase of $34 million. Higher retail volumes increased revenues by $23 million due to increases in cooling demand.  Slightly lower retail rates decreased revenues by $2 million. Wholesale electricity revenues increased $5 million primarily due to higher volumes, which were higher in 2016 as a result of the warmer weather increasing cooling demand. Regulatory recoveries increased by approximately $8 million primarily due to increase relating to recoveries on the Ginna RSSA and New York rate case results offset primarily by revenue decoupling mechanisms, property tax deferrals and stranded costs.

Renewables

Operating revenues decreased by $27 million, or 9%, from $302 million for the three months ended September 30, 2015 to $275 million for the three months ended September 30, 2016. Renewable production increased approximately 5%, or 139 GWh, with a corresponding increase to revenues of $7 million. Production increases were offset by lower average prices of approximately $3 million, $23 million in unfavorable mark-to-market, or MtM, changes on the market price of derivatives and other revenues were $7 million lower including lower intercompany revenues.

Gas

Operating revenues increased by $24 million from negative $17 million for the three months ended September 30, 2015 to $7 million for the three months ended September 30, 2016 due to lower demand payments for contracted storage, favorable MtM changes on derivatives and transport contracts.

Purchased Power, Natural Gas and Fuel Used

Our purchased power, natural gas and fuel used increased by 48%, from $211 million for the three months ended September 30, 2015 to $312 million for the three months ended September 30, 2016, as detailed by segment below:

Networks

Purchased power, natural gas and fuel used increased by $116 million, or 74%, from $155 million for the three months ended September 30, 2015 to $271 million for the three months ended September 30, 2016. Excluding the $97 million from UIL, underlying expense increased compared with the same period of 2015 by $19 million. The increase was due to primarily to an increase in electric prices of approximately $9 million and electric volume of approximately $6 million.

Renewables

Purchased power, natural gas and fuel used decreased by $16 million, or 22%, from $72 million for the three months ended September 30, 2015 to $56 million for the three months ended September 30, 2016. The decrease was primarily due to $17 million of favorable MtM changes on derivatives with a gain being recorded in the current period.

Gas

The gas business had no purchased power, natural gas and fuel used for the three months ended September 30, 2016 and 2015. As a predominantly trading business, such expenses are required to be netted with revenues.

Operations and Maintenance

Our operations and maintenance increased by 31% from $421 million for the three months ended September 30, 2015 to $553 million for the three months ended September 30, 2016, as detailed by segment below:

Networks

Operations and maintenance increased by $160 million or 52% from $310 million for the three months ended September 30, 2015 to $470 million for the three months ended September 30, 2016. UIL accounts for $137 million of this increase, with a $23 million increase attributable to the underlying business. This increase is primarily related to the Ginna RSSA, which has offsets in revenue.

Renewables

Operations and maintenance expenses increased by $18 million or 25% from $72 million for the three months ended September 30, 2015 to $90 million for the three months ended September 30, 2016. Major maintenance expenses increased approximately $8 million and corporate charges increased $5 million compared to the prior period.

Gas

Operations and maintenance increased by $3 million, or 37%, from $8 million for the three months ended September 30, 2015 to $11 million for the three months ended September 30, 2016. Increases in credit guarantee expenses and external services account for the increase in the three months ended September 30, 2016.

Depreciation, Amortization and Impairment of Non-current Assets

Depreciation, amortization and impairment expenses for the three months ended September 30, 2016 was $203 million compared to $166 million for the three months ended September 30, 2015, an increase of $37 million. The primary drivers were UIL contributing $43 million of expense and Renewables decreasing by $10 million due to revision of useful lives of wind power station assets, which are partially offset by $6 million of increased expense at Networks relating to plant additions.

Other Income and (Expense) and Equity Earnings

Other income and (expense) and equity earnings decreased by $8 million from $13 million for the three months ended September 30, 2015 to $5 million for the three months ended September 30, 2016. UIL contributed $6 million of income, Networks decreased $5 million resulting primarily from interest income on regulatory deferrals, Renewables increased $3 million as a result of the sale of other investment and Other decreased $7 million primarily relating to the receipt of income in 2015 from the previous sale of non-regulated entities.

Interest Expense, Net of Capitalization

Interest expense for the three months ended September 30, 2016 and September 30, 2015 were $60 million and $64 million, respectively. Excluding the impact of UIL, which added $21 million of expense, underlying expense was $25 million lower for the three months ended September 30, 2016 as compared to the same period of 2015. Networks was $19 million lower due to lower interest expense on regulatory deferrals.

Income Tax Expense

The effective tax rate for the three months ended September 30, 2016 was 32.7%, which is lower than the 35% statutory federal income tax rate primarily due to the recognition of production tax credits associated with wind production. The effective tax rate for the three months ended September 30, 2015 was 50.9%, which is higher than the 35% statutory federal income tax rate primarily due to state income tax expenses, partially offset by the recognition of production tax credits associated with wind production.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

The following table sets forth our operating revenues and expenses by segment for each of the periods indicated and as a percentage of the consolidated total of operating revenues and operating expenses, respectively:

Nine Months Ended September 30, 2016	Total	Networks	Renewables	Gas	Other(1)
	(in millions)
Operating revenues	$4,527	$3,759	$797	$8	$(37)
Operating revenues %		83%	18%	—	(1)%
Operating expenses	$3,639	$2,970	$653	$57	$(41)
Operating expenses %		82%	18%	2%	(1)%

Nine Months Ended September 30, 2015	Total	Networks	Renewables	Gas	Other(1)
	(in millions)
Operating revenues	$3,214	$2,496	$793	$(28)	$(47)
Operating revenues %		78%	25%	(1)%	(2)%
Operating expenses	$2,784	$2,054	$714	$44	$(28)
Operating expenses %		74%	26%	2%	(3)%

(1)	Other amounts represent corporate and company eliminations.

Operating Revenues

Our operating revenues increased by 41% from $3.2 billion for the nine months ended September 30, 2015 to $4.5 billion for the nine months ended September 30, 2016, as detailed by segment below:

Networks

Operating revenues increased by $1.3 billion, or 51%, from $2.5 billion for the nine months ended September 30, 2015 to $3.8 billion for the nine months ended September 30, 2016. The addition of UIL increased revenues by $1,186 million, for an underlying increase of $77 million. The milder winter weather in 2016 lowered demand for both electricity and gas, with a corresponding revenue impact of $85 million. Wholesale electricity revenues also declined $43 million due to a combination of lower volumes and wholesale market prices, which were down in 2016 as a result of the reduced demand due to milder weather. Other decreases of $26 million related to reductions in transmission congestion revenue of $18 million and lower retail rates of $8 million. Regulatory recoveries increased by $224 million primarily due to an adjustment of $126 million to unfunded future income tax to reflect the change from a flow through to normalization method, which has been recorded as an increase to revenue, with an offsetting and equal increase to income tax expense, an increase of $49 million relating to recoveries on the Ginna RSSA together with other increases for items such as revenue decoupling mechanisms, property tax deferrals and New York rate case impacts.

Renewables

Operating revenues increased by $4 million, or 1%, from $793 million for the nine months ended September 30, 2015 to $797 million for the nine months ended September 30, 2016. The increase in operating revenues was due to an increase of $34 million primarily from existing wind and other assets with output increasing 7%, or 758GWh and revenue of $12 million was realized from sales of transmission rights, offset by $24 million in unfavorable changes on MtM derivatives due to changes in market prices and $18 million in various other unfavorable changes including lower purchase price amortization and intercompany revenues.

Gas

Operating revenues increased by $36 million from negative $28 million for the nine months ended September 30, 2015 to $8 million for the nine months ended September 30, 2016. The increase in operating revenues was due to $11 million of improved performance in the owned and contracted storage businesses, with both capturing higher spreads relative to the same period of previous year, $6 million favorable transportation contract, $6 million favorable MtM change and the remainder relating to various items including contract adjustments in the prior year.

Purchased Power, Natural Gas and Fuel Used

Our purchased power, natural gas and fuel used increased by 27%, from $754 million for the nine months ended September 30, 2015 to $961 million for the nine months ended September 30, 2016, as detailed by segment below:

Networks

Purchased power, natural gas and fuel used increased by $224 million, or 34%, from $646 million for the nine months ended September 30, 2015 to $870 million for the nine months ended September 30, 2016. Excluding the $366 million from UIL, underlying expense decreased by $142 million. Purchase volume requirements were 13% lower for electricity and 14% lower for gas for the same reasons outlined under Networks revenues, that is, the milder weather in winter 2016.  In addition, market prices were down 50% for electricity and 26% for gas.

Renewables

Purchased power, natural gas and fuel used decreased by $25 million, or 17%, from $143 million for the nine months ended September 30, 2015 to $118 million for the nine months ended September 30, 2016. Klamath power plant expense was $2 million lower, MtM changes on derivatives were favorable $25 million due to market price changes in the current period and transmission and energy purchases were higher by $2 million.

Gas

The gas business had no purchased power, natural gas and fuel used for the nine months ended September 30, 2016 and 2015. As a predominantly trading business, such expenses are required to be netted with revenues.

Operations and Maintenance

Our operations and maintenance increased by 35% from $1.2 billion for the nine months ended September 30, 2015 to $1.7 billion for the nine months ended September 30, 2016, as detailed by segment below:

Networks

Operations and maintenance increased by $451 million or 48% from $940 million for the nine months ended September 30, 2015 to $1.4 billion for the nine months ended September 30, 2016. UIL accounts for $391 million of this increase, with the remaining $60 million attributable to the underlying business. The regulatory adjustment for the Ginna RSSA, which has offsets in revenue, accounts for an $86 million increase. Partially offsetting this are reductions of $23 million from lower expenditures on various state mandated energy efficiency programs, and $3 million of reductions spread over various areas, such as lower storm related expenditures, lower insurance claim expenses, and renewable energy credit purchases and adjustments to regulatory deferrals based on the rate plan in place effective from the second quarter for New York.

Renewables

Operations and maintenance expenses decreased by $6 million or 2% from $263 million for the nine months ended September 30, 2015 to $257 million for the nine months ended September 30, 2016.  Bad debt expense decreased $9 million due to specific expense recorded in the nine months ended September 30, 2015 that did not occur in the nine months ended September 30, 2016.  Asset retirement related expenses were $2 million lower, as a result of the extension of the windfarm useful life in combination with revisions to expense estimates. These amounts were partially offset by higher maintenance costs on capital assets.

Gas

Operations and maintenance increased by $9 million, or 36%, from $25 million for the nine months ended September 30, 2015 to $34 million for the nine months ended September 30, 2016. Increases in credit guarantee expenses and external services account for the increase in the nine month period ended September 30, 2016.

Depreciation, Amortization and Impairment of Non-current Assets

Depreciation, amortization and impairment expenses for the nine months ended September 30, 2016 was $621 million compared to $535 million for the nine months ended September 30, 2015, an increase of $86 million. The primary movements were UIL contributing $123 million, with the underlying business $37 million lower. Networks depreciation expense was $11 million lower, mainly as a result of updates to asset lives from the New York rate case. Renewables expense was $21 million lower as a result of no project impairment expenses in the nine month period ended September 30, 2016, as compared to the impairment expenses that occurred in the nine month period ended September 30, 2015, and $38 million lower depreciation expense due to revision of useful lives of wind farm assets offset by $15 million due to increases from the Baffin Bay wind asset only being operational for part of the prior period, combined with additional expense from salvage values and from asset retirement obligation estimations.

Other Income and (Expense) and Equity Earnings

Other income and (expense) and equity earnings increased by $41 million from $35 million for the nine months ended September 30, 2015 to $76 million for the nine months ended September 30, 2016. UIL contributed $17 million of income. Of the remaining $24 million, $31 million was as a result of the sale of the Iroquois equity investment, and $3 million was as a result of the sale of other investment. An additional $6 million of income results from the reversal of the Maine Natural Gas provision in the current period that was initially recorded at the end of 2015. Offsetting these amounts were a $6 million decrease primarily from interest income on regulatory deferrals, due to updates from the New York rate case and $5 million for reduced allowance for funds used during construction in Networks.

Interest Expense, Net of Capitalization

Interest expense for the nine months ended September 30, 2016 and 2015 were $212 million and $191 million, respectively. Excluding the impact of UIL, which added $62 million of expense, underlying expense was $41 million favorable.  Networks was $28 million favorable, mainly as a result of lower interest expense on regulatory deferrals, and Other was favorable by $12 million as a result of a reduction to the interest rate on outstanding debt and reduced outstanding debt.

Income Tax Expense

The effective tax rate for the nine months ended September 30, 2016 was 43.8%, which is higher than the 35% statutory federal income tax rate predominantly due to the impact of an adjustment of $126 million to unfunded future income tax to reflect the change from a flow through to normalization method following the approval of the Proposal by the NYPSC, which was recorded in the second quarter of 2016 as an increase to income tax expense and an offsetting increase to revenue, the sale of the Iroquois equity investment in the same period partially offset by the recognition of production tax credits associated with wind. The effective tax rate for the nine months ended September 30, 2015 was 37.6%, which is higher than the 35% statutory federal income tax rate primarily due to state income tax expenses, partially offset by the recognition of production tax credits associated with wind production.

Non-GAAP Financial Measures

To supplement our consolidated financial statements presented in accordance with U.S. GAAP, we consider certain non-GAAP financial measures that are not prepared in accordance with U.S. GAAP, including adjusted gross margin, adjusted EBITDA, adjusted net income and adjusted earnings per share, or adjusted EPS. The non-GAAP financial measures we use are specific to AVANGRID and the non-GAAP financial measures of other companies may not be calculated in the same manner. We use these non-GAAP financial measures, in addition to U.S. GAAP measures, to establish operating budgets and operational goals to manage and monitor our business, evaluate our operating and financial performance and to compare such performance to prior periods and to the performance of our competitors. We believe that presenting such non-GAAP financial measures is useful because such measures can be used to analyze and compare profitability between companies and industries because it eliminates the impact of financing and certain non-cash charges. In addition, we present non-GAAP financial measures because we believe that they and other similar measures are widely used by certain investors, securities analysts and other interested parties as supplemental measures of performance.

We define adjusted EBITDA as net income attributable to AVANGRID, adding back net income attributable to other noncontrolling interests, income tax expense, depreciation, amortization, impairment of non-current assets and interest expense, net of capitalization, and then subtracting other income and (expense) and earnings from equity method investments. We define adjusted net income as adjusted to reflect the full nine month period ended September 30, 2015 for UIL and to exclude gain on the sale of equity method and other investment, impairment of investment, and costs related to the merger with UIL. We believe adjusted net income is more useful in understanding and evaluating actual and projected financial performance and contribution of AVANGRID lines of business and to more fully compare and explain our results. Additionally, we evaluate the nature of our revenues and expenses and adjust to reflect classification by nature for evaluation of our non-GAAP financial measures as opposed to by function. The most directly comparable U.S. GAAP measure to adjusted EBITDA and adjusted net income is net income. We also define adjusted gross margin as adjusted EBITDA adding back operations and maintenance and taxes other than income taxes and then subtracting transmission wheeling. We also define adjusted EPS as adjusted net income converted to an earnings per share amount.  We have also provided adjusted net income and EPS after mark-to-market adjustments to reflect the effect on adjusted net income of mark-to-market changes in the fair value of derivative instruments used by AVANGRID to economically hedge market price fluctuations in related underlying physical transactions for the purchase and sale of electricity and gas.

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

Reconciliation of the Net Income attributable to AVANGRID to adjusted EBITDA (non-GAAP) and adjusted gross margin (non-GAAP) before reflecting a full nine month period of 2015 UIL results, excluding gain on the sale of equity method and other investment, impairment of investment, costs related to the merger with UIL and before adjustments to reflect the classification of revenues and expenses by nature for the three and nine months ended September 30, 2016 and 2015, respectively, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in millions)
Net Income Attributable to Avangrid, Inc.	$109	$54	$423	$171
Add: Income tax expense	53	56	329	103
Impairment of non-current assets	—	3	—	10
Depreciation and amortization	203	163	621	525
Interest expense, net of capitalization	60	64	212	191
Less: Other income and (expense)	3	16	72	38
Earnings from equity method investments	2	(3)	4	(3)
Adjusted EBITDA (2)	$420	$327	$1,509	$965
Add: Operations and maintenance (1)	553	421	1,662	1,235
Taxes other than income taxes	133	89	395	260
Less: Transmission wheeling (1)	73	42	195	108
Adjusted gross margin (2)	$1,033	$795	$3,371	$2,352

(1)

Transmission wheeling is a component of operations and maintenance and is considered a component of adjusted gross margin since it is directly associated with the power supply costs included in the cost of sales.

(2)

Adjusted EBITDA and adjusted gross margin are non-GAAP financial measures and are presented before reflecting a full nine month period of 2015 UIL results, excluding gain on the sale of equity method and other investment, impairment of investment, costs related to the merger with UIL and before adjustments to reflect the classification of revenues and expenses by nature. For additional details of these adjustments and reconciliation of net income to adjusted EBITDA and adjusted gross margin that reflect these adjustments see the table on page 54 of this Form 10-Q.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

The following table sets forth our adjusted EBITDA (non-GAAP) and adjusted gross margin (non-GAAP) by segment for each of the periods indicated and as a percentage of operating revenues:

Three Months Ended September 30, 2016	Total	Networks	Renewables	Gas	Other(1)
	(in millions)
Adjusted gross margin (2)	$1,033	$812	$219	$6	$(4)
Adjusted gross margin %		70%	80%	86%	20%
Adjusted EBITDA (2)	$420	$296	$116	$(5)	$13
Adjusted EBITDA %		26%	42%	(71)%	(65)%

Three Months Ended September 30, 2015	Total	Networks	Renewables	Gas	Other(1)
	(in millions)
Adjusted gross margin (2)	$795	$568	$229	$(16)	$14
Adjusted gross margin %		74%	76%	94%	(350)%
Adjusted EBITDA (2)	$327	$224	$150	$(26)	$(21)
Adjusted EBITDA %		29%	50%	153%	525%

(1) Other amounts represent corporate and company eliminations.

(2)

Adjusted EBITDA and adjusted gross margin are non-GAAP financial measures and are presented before reflecting a full nine month period of 2015 UIL results, excluding gain on the sale of equity method and other investment, impairment of investment, costs related to the merger with UIL and before adjustment to reflect the classification of revenues and expenses by nature. For additional details of these adjustments and reconciliation of net income to adjusted EBITDA and adjusted gross margin that reflect these adjustments see the table on page 54 of this Form 10-Q.

Our adjusted gross margin increased by $238 million, or 28%, from $795 million for the three months ended September 30, 2015 to $1,033 million for the three months ended September 30, 2016.

Our adjusted EBITDA increased by $93 million, or 28%, from $327 million for the three months ended September 30, 2015 to $420 million for the three months ended September 30, 2016.

Details of the period to period comparison are described below at the segment level.

Networks

Adjusted gross margin increased by $244 million from $568 for the three months ended September 30, 2015 to $812 million for the three months ended September 30, 2016. The increase is associated primarily with the addition of UIL which added $228 million to the third quarter of 2016. Underlying margins increased by $16 million primarily due to increase in revenues, which is driven by increases in regulatory recoveries for items such as Ginna RSSA and the New York rate case.

Adjusted EBITDA increased by $72 million or 32% from $224 million for the three months ended September 30, 2015 to $296 million for the three months ended September 30, 2016. The impact of UIL added $81 million of adjusted EBITDA in the third quarter of 2016, with underlying business adjusted EBITDA decreasing by $9 million primarily due to increases in operations and maintenance expense driven by regulatory adjustments, such as the Ginna RSSA expense.

Renewables

Adjusted gross margin decreased by $10 million, or 4%, from $229 million for the three months ended September 30, 2015 to $219 million for the three months ended September 30, 2016. The decrease was primarily due to unfavorable MtM changes on derivatives, lower intercompany revenues and lower prices.

Adjusted EBITDA decreased by $34 million, or 22%, from $150 million for the three months ended September 30, 2015 to $116 million for the three months ended September 30, 2016. The decrease was primarily due to the same reasons discussed above for adjusted gross margin and higher maintenance costs on capital assets.

Gas

Adjusted gross margin increased by $22 million, from negative $16 million for the three months ended September 30, 2015 to $6 million for the three months ended September 30, 2016. The increase was due to lower demand payments for contracted storage, favorable MtM changes on derivatives and transport contracts.

Adjusted EBITDA increased by $21 million, from negative $26 million for the three months ended September 30, 2015 to negative $5 million for the three months ended September 30, 2016. The increase was primarily due to the same reasons discussed above for adjusted gross margin.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

The following table sets forth our adjusted EBITDA (non-GAAP) and adjusted gross margin (non-GAAP) by segment for each of the periods indicated and as a percentage of operating revenues:

Nine Months Ended September 30, 2016	Total	Networks	Renewables	Gas	Other(1)
	(in millions)
Adjusted gross margin (2)	$3,371	$2,695	$679	$7	$(10)
Adjusted gross margin %		72%	85%	88%	27%
Adjusted EBITDA (2)	$1,509	$1,152	$383	$(30)	$4
Adjusted EBITDA %		31%	48%	(375)%	(11)%

Nine Months Ended September 30, 2015	Total	Networks	Renewables	Gas	Other(1)
	(in millions)
Adjusted gross margin (2)	$2,352	$1,742	$651	$(30)	$(11)
Adjusted gross margin %		70%	82%	107%	23%
Adjusted EBITDA (2)	$965	$693	$349	$(58)	(19)
Adjusted EBITDA %		28%	44%	207%	40%

(1)	Other amounts represent corporate and company eliminations.
(2)

Adjusted EBITDA and adjusted gross margin are non-GAAP financial measures and are presented before reflecting a full nine month period of 2015 UIL results, excluding gain on the sale of equity method and other investment, impairment of investment, costs related to the merger with UIL and before adjustments to reflect the classification of revenues and expenses by nature. For additional details of these adjustments and reconciliation of net income to adjusted EBITDA and adjusted gross margin that reflect these adjustments see the table on page 54 of this Form 10-Q.

Our adjusted gross margin increased by $1.0 billion, or 43%, from $2.3 billion for the nine months ended September 30, 2015 to $3.3 billion for the nine months ended September 30, 2016.

Our adjusted EBITDA increased by $544 million, or 57%, from $965 million for the nine months ended September 30, 2015 to $1.5 billion for the nine months ended September 30, 2016.

Details of the period to period comparison are described below at the segment level.

Networks

Adjusted gross margin increased by $953 million from $1.7 billion for the nine months ended September 30, 2015 to $2.7 billion for the nine months ended September 30, 2016. The increase is associated primarily with the addition of UIL which added $746 million of gross margin. Underlying margins increased by $207 million. Although volume of both sales and purchased power were lower due to the mild winter in 2016, purchased power rates decreased comparatively more, due to declines in market prices in 2016, which, combined with increases in regulatory recoveries including the $126 million unfunded future income tax adjustment and impacts of the New York rate case, increased margins in 2016, partly offset by increases in the cost of transmission wheeling year over year.

Adjusted EBITDA increased by $459 million or 66% from $693 million for the nine months ended September 30, 2015 to $1.1 billion for the nine months ended September 30, 2016. UIL added $314 million of adjusted EBITDA in 2016, with underlying business adjusted EBITDA increasing by $145 million for the nine months ended September 30, 2016 as compared to the same period of 2015. The increase was due to the same reasons discussed above for adjusted gross margin, partly offset by an increase in operations and maintenance expenses for transmission system reliability support.

Renewables

Adjusted gross margin increased by $28 million, or 4%, from $651 million for the nine months ended September 30, 2015 to $679 million for the nine months ended September 30, 2016. The increase was due to the increase in revenues from increases in wind production and sales of transmission rights.

Adjusted EBITDA increased by $34 million, or 10%, from $349 million for the nine months ended September 30, 2015 to $383 million for the nine months ended September 30, 2016. In addition to the same reasons discussed above for adjusted gross margin, operations and maintenance expenses were lower, related to reductions in bad debt and asset retirement obligation expenses.

Gas

Adjusted gross margin increased by $37 million, or 121%, from negative $30 million for the nine months ended September 30, 2015 to $7 million for the nine months ended September 30, 2016. The increase is associated with the increase in operating revenues due to favorable movement in spreads in the owned storage and gas transportation areas in the current period as compared to the same period of 2015.

Adjusted EBITDA increased by $28 million, or 47%, from negative $58 million for the nine months ended September 30, 2015 to negative $30 million for the nine months ended September 30, 2016. The increase was due primarily to the same reasons discussed above for adjusted gross margin offset by operations and maintenance expense increases in the nine months period ended September 30, 2016 resulting from higher credit support costs and external services.

The following table provides a reconciliation between Net Income attributable to AVANGRID and adjusted gross margin (non-GAAP) and adjusted EBITDA (non-GAAP) by segment after reflecting a full nine month period of 2015 UIL results, excluding gain on the sale of equity method and other investment, impairment of investment, costs related to the merger with UIL, excluding the impact of mark-to-market activity and after adjustments to reflect the classification of revenues and expenses by nature for the three and nine months ended September 30, 2016 and 2015, respectively:

	Three Months Ended				Nine Months Ended
	September 30, 2016				September 30, 2016
	Total	Networks	Renewables	Other*	Total	Networks	Renewables	Other*
	(in millions)
Net Income Attributable to Avangrid, Inc.	$109	$75	$37	$(3)	$423	$319	$121	$(17)
Adjustments:
Sale of equity method and other investment	—	—	—	—	(36)	—	(3)	(33)
Impairment of investment	—	—	—	—	3	3	—	—
Income tax impact of adjustments (1)	—	—	—	—	14	(1)	1	14
Adjusted Net Income	$109	$75	$37	$(3)	$404	$321	$119	$(36)
Add: Income tax expense (2)	61	58	(2)	5	215	193	24	(3)
Depreciation and amortization (3)	261	145	106	10	770	435	312	23
Impairment of non-current assets	—	—	—	—	—	—	—	—
Interest expense, net of capitalization (4)	35	29	6	(1)	125	103	25	(3)
Less: Earnings (Losses) from equity method investments	1	3	(2)	—	2	10	(8)	—
Adjusted EBITDA (6)	$465	$304	$149	$11	$1,513	$1,043	$489	$(18)
Add: Operations and maintenance (5)	357	299	61	(3)	1,026	838	168	20
Taxes other than income taxes	124	111	11	2	386	345	34	7
Adjusted gross margin (6)	$945	$714	$221	$9	$2,925	$2,226	$690	$8

	Three Months Ended				Nine Months Ended
	September 30, 2015				September 30, 2015
	Total	Networks	Renewables	Other*	Total	Networks	Renewables	Other*
	(in millions)
Net Income Attributable to Avangrid, Inc.	$54	$67	$62	$(75)	$171	$185	$156	$(170)
Adjustments:
Add: Net Income representing a full nine month period of 2015 for UIL	16	16	—	—	89	89	—	—
Merger costs	9	2	—	7	32	13	—	19
Income tax impact of adjustments (1)	(3)	—	—	(3)	(13)	(5)		(8)
Adjusted Net Income	$76	$85	$62	$(71)	$279	$282	$156	$(159)
Add: Income tax expense (2)	75	50	9	16	183	170	(10)	23
Depreciation and amortization (3)	266	147	90	29	812	449	348	15
Impairment of non-current assets	3	—	3	—	10	—	10	—
Interest expense, net of capitalization (4)	50	39	3	8	159	126	(39)	72
Less: Other income and (expense)	4	4	—	—	4	4	—	—
Earnings (losses) from equity method investments	(2)	3	(3)	(2)	6	10	(4)	—
Adjusted EBITDA (6)	$468	$314	$170	$(16)	$1,433	$1,013	$469	$(49)
Add: Operations and maintenance (5)	348	293	57	(2)	1,019	839	164	16
Taxes other than income taxes	124	114	8	1	373	335	34	4
Adjusted gross margin (6)	$939	$721	$235	$(17)	$2,825	$2,187	$667	$(29)

(1)	2016: Income tax impact of adjustments: $14 million from sale of equity method investment, $1 million from sale of other investment and $(1) million on impairment of investment.
(2)

2016: Adjustments have been made for production tax credit adjustments for the amount of $7 million and $25 million for three and nine months ended September 30, 2016, respectively, as they have been included in operating revenues in Renewables and $126 million for Unfunded Future Income Taxes as amounts have been reclassified from revenues based on the by nature classification in Networks.

2015: In addition to adjustments to include a full nine month period of 2015 results for UIL, adjustments have been made for production tax credit adjustments for the amount of $4 million and $21 million for the three and nine month ended September 30, 2015, as they have been included in operating revenues based on the by nature classification in Renewables.

(3)

2016: Adjustments have been made for the inclusion of vehicle depreciation and bad debt provision within depreciation and amortization from operations and maintenance based on the by nature classification. Vehicle depreciation of $5 million and $15 million and bad debt provision of $24 million and $36 million in Networks, for the three and nine months ended September 30, 2016, respectively.  Additionally, government grants and investment tax credits amortization have been presented within other operating income and not within depreciation and amortization based on the by nature classification as follows: government grants of $1.5 million and $4.9 million in Networks and investment tax credits of $23 million and $68 million in Renewables, for the three and nine month periods ended September 30, 2016, respectively.

2015: In addition to adjustments to include a full nine month period of 2015 results for UIL, adjustments have been made for the inclusion of vehicle depreciation and bad debt provision within depreciation and amortization from operations and maintenance based on the by nature classification as follows: vehicle depreciation of $4 million and $11 million and bad debt provision of $8 million and $34 million in Networks, for the three and nine months ended September 30, 2015, respectively.  Additionally, government grants and investment tax credits amortization have been presented within other operating income and not within depreciation and amortization based on the by nature classification as follows: government grants of $1.7 million and $5.1 million in Networks and investment tax credits of $26 million and $71 million in Renewables, for the three and nine month periods ended September 30, 2015, respectively.

(4)	2016: Adjustments have been made for allowance for funds used during construction, debt portion, to reflect these amounts within other income and expenses in Networks.

2015: In addition to adjustments to include a full nine month period of 2015 results for UIL, adjustments have been made for allowance for funds used during construction, debt portion, to reflect these amounts within other income and expenses in Networks.

(5)

2016: Adjustments have been made for regulatory amounts to reflect amounts in revenues based on the by nature classification of these items.  In addition, the vehicle depreciation and bad debt provision have been reflected within depreciation and amortization in Networks.

2015: In addition to adjustments to include a full nine month period of 2015 results for UIL, adjustments have been made for regulatory amounts to reflect amounts in revenues based on the by nature classification of these items. In addition, the vehicle depreciation and bad debt provision have been reflected within depreciation and amortization in Networks.

(6)

Adjusted EBITDA and adjusted gross margin are non-GAAP financial measures and are presented after reflecting a full nine month period of 2015 UIL results, excluding gain on the sale of equity method and other investment, impairment of investment, costs related to the merger with UIL and after adjustments to reflect the classification of revenues and expenses by nature explained in notes (1)-(5) above.

* Other includes Gas business and other non-regulated entities, including corporate.

The following tables provides a reconciliations between Net Income attributable to AVANGRID and Adjusted Net Income (non-GAAP), and EPS attributable to AVANGRID and adjusted EPS (non-GAAP) after reflecting a full nine month period of 2015 UIL results, excluding gain on the sale of equity method and other investment, impairment of investment and costs related to the merger with UIL for the three and nine months ended September 30, 2016 and 2015, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Networks	$75	$67	$319	$185
Renewables	37	62	121	156
Other (1)	(3)	(75)	(17)	(170)
Net Income	$109	$54	$423	$171
Adjustments:
Net income representing full nine months for UIL	—	16	—	89
Merger Costs	—	9	—	32
Sale of equity method and other investment	—	—	(36)	—
Impairment of investment	—	—	3	—
Income tax impact of adjustments	—	(3)	14	(13)
Adjusted Net Income (2)	$109	$76	$404	$279
Mark-to-market adjustment (3):
Renewables	(11)	(15)	(15)	(16)
Other	(6)	3	13	36
Adjusted Net Income After Mark-to-market Adjustment	$93	$64	$403	$299

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Networks	$0.24	$0.27	$1.03	$0.73
Renewables	0.12	0.25	0.39	0.62
Other (1)	(0.01)	(0.30)	(0.05)	(0.67)
Earnings Per Share	0.35	0.22	1.36	0.68
Adjustments:
Reduction for acquisition of UIL shares	—	(0.05)	—	(0.13)
Net income representing a nine month period of 2015 UIL results	—	0.06	—	0.29
Merger costs	—	0.03	—	0.10
Sale of equity method and other investment	—	—	(0.12)	—
Impairment of investment	—	—	0.01	—
Income tax impact of adjustments	—	(0.01)	0.05	(0.04)
Adjusted Earnings Per Share (2)	$0.35	$0.25	$1.31	$0.90
Mark-to-market adjustment (3):
Renewables	(0.03)	(0.05)	(0.05)	(0.05)
Other	(0.02)	0.01	0.04	0.12
Adjusted Earnings Per Share After Mark-to-market Adjustment	$0.30	$0.21	$1.30	$0.97
(1)	Other includes Gas business and other non-regulated entities, including corporate.
(2)

Adjusted net income and adjusted earnings per share are non-GAAP financial measures and are presented after reflecting a full nine month period of 2015 UIL results, excluding gain on the sale of equity method and other investment, impairment of investment and costs related to the merger with UIL.

(3)

Mark-to-market adjustments relate to changes in the fair value of derivative instruments used by AVANGRID to economically hedge market price fluctuations in related underlying physical transactions for the purchase and sale of electricity and gas.

Liquidity and Capital Resources

Our operations, capital investment and business development require significant short-term liquidity and long-term capital resources. Historically, we have used cash from operations, and borrowings under our credit facilities and commercial paper programs as our primary sources of liquidity. Our long-term capital requirements have been met primarily through retention of earnings, equity contributions from Iberdrola and borrowings in the investment grade debt capital markets. Continued access to these sources of liquidity and capital are critical to our ability to grow our business. Inability to access liquidity and capital resources could contribute to lower earnings and would result in reduced financial flexibility. Risks may increase due to circumstances beyond our control, such as a general disruption of the financial markets and adverse economic conditions.

We and our subsidiaries are required to comply with certain covenants in connection with our respective loan agreements. The covenants are standard and customary in financing agreements, and we and our subsidiaries were in compliance with such covenants as of September 30, 2016.

Liquidity Position

At September 30, 2016 and December 31, 2015, available liquidity was approximately $1,682 million and $1,546 million, respectively.

We manage our overall liquidity position as part of the group of companies controlled by Iberdrola, or the Iberdrola Group, and are a party to a notional cash pooling agreement with Bank Mendes Gans, N.V., BMG, along with other Iberdrola, S.A. subsidiaries. The notional cash pooling agreement aids the Iberdrola Group in efficient cash management and reduces the need for external borrowing by the pool participants. Parties to the agreement, including us, may deposit funds with or borrow from BMG, provided that the net balance of funds deposited or borrowed by all pool participants in the aggregate is not less than zero. Deposits are available for next day withdrawal. Deposit in the cash pooling account was $353 million at December 31, 2015. In advance of the United Kingdom “BREXIT” vote, we took steps to reposition our liquidity and our deposits with BMG were withdrawn and reinvested in money market accounts. The BMG balance at September 30, 2016 was zero. The deposit amounts are reflected in our consolidated balance sheet under cash and cash equivalents because our deposited surplus funds are highly-liquid short-term investments.

The following table provides the components of our liquidity position as of September 30, 2016 and December 31, 2015, respectively:

	As of September 30,	As of December 31,
	2016	2015
	(in millions)
Cash and cash equivalents	$182	$427
AVANGRID Credit Facility	1,500	—
Less: borrowings	—	—
AVANGRID Revolving Credit Facility	—	300
Less: borrowings	—	—
Joint Utility Revolving Credit Facility	—	600
Less: borrowings	—	(14)
UIL Credit Facility	—	400
Less: borrowings	—	(167)
Total	$1,682	$1,546

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

The Agency Agreement provides that BOA shall act as agent for AVANGRID in connection with the issuance and payment of commercial paper notes, which are unsecured short-term promissory notes, or Notes, that may be issued or sold by AVANGRID in transactions exempt from registration under federal or state securities laws. The Notes will be book-entry obligations evidenced by a master note. In addition to providing for the issuance and payment of the Notes, the Agency Agreement also contains customary representations, warranties and indemnification provisions. The Notes will be the direct financial obligation of AVANGRID upon their issuance pursuant to the Agency Agreement. As of November 3, 2016, AVANGRID had not issued any Notes.

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

As of November 3, 2016, the AVANGRID Credit Facility is undrawn.

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

We expect to incur approximately $0.9 billion in capital expenditures through the remainder of 2016.

Cash Flows

Our cash flows depend on many factors, including general economic conditions, regulatory decisions, weather, commodity price movements, and operating expense and capital spending control.

The following is a summary of the cash flows by activity for the nine months ended September 30, 2016 and 2015, respectively:

	Nine Months Ended
	September 30,
	2016	2015
	(in millions)
Net cash provided by operating activities	$1,216	$963
Net cash used in investing activities	(865)	(613)
Net cash (used in) provided by financing activities	(596)	218
Net (decrease) increase in cash and cash equivalents	$(245)	$568

Operating Activities

For the nine months ended September 30, 2016, net cash provided by operating activities was $1.2 billion. During the nine months ended September 30, 2016, Renewables contributed $357 million of operating cash flow associated with wholesale sales of energy, Networks contributed $681 million of operating cash as the result of regulated transmission and distribution sales of electricity and natural gas, and Gas used $26 million in cash associated with losses on marketing of wholesale gas and gas storage services. Additionally, $28 million in cash was provided in support of the operating segments and changes in working capital provided $177 million in cash. The cash from operating activities for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 increased by $253 million, primarily attributable to the increased operating revenues. The $332 million net change in operating assets and liabilities during the nine months ended September 30, 2016 was primarily attributable to a decrease of $72 million in accounts receivable and increase of $52 million in accounts payable due to impacts from sales and purchases, decrease in inventories and other assets of $59 million and $173 million, respectively, offset by decrease in other liabilities and regulatory assets/liabilities of $498 million and $201 million, respectively.

For the nine months ended September 30, 2015, net cash provided by operating activities was $963 million. During the nine months ended September 30, 2015, Renewables contributed $409 million of operating cash flow associated with wholesale sales of energy, Networks contributed $721 million of operating cash as the result of regulated transmission and distribution sales of electricity and natural gas, and Gas used $36 million in cash associated with losses on marketing of wholesale gas and gas storage services. Additionally $121 million in cash was used associated with corporate operating expenses in support of the operating segments. In addition, changes in working capital used $10 million in cash. The cash from operating activities for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 decreased $191 million, primarily attributable to the decreased revenues at Renewables due to lower wind sources at existing assets and unfavorable pricing as well as decreased revenues at Gas due to lower gas prices. The $70 million net change in operating assets and liabilities during the nine months ended September 30, 2015 was primarily attributable to a decrease in inventory of $40 million from lower gas requirements and a net decrease of $26 million in accounts payable and receivable due to impacts from sales and purchases.

Investing Activities

For the nine months ended September 30, 2016, net cash used in investing activities was $865 million, which was comprised of $749 million associated with capital expenditures at Networks and $284 million of capital expenditures at Renewables primarily associated with payments in support of the Desert Wind construction project. This was offset by $55 million of contributions in aid of construction, proceeds of $57 million from the sale of our equity method investment in Iroquois and other investment, $43 million from asset sale to the New York TransCo and $7 million from sale of property.

For the nine months ended September 30, 2015, net cash used in investing activities was $613 million, which was comprised of $484 million associated with capital expenditures at Networks with the remainder primarily attributable to investments within Renewables, including turbine payments in support of the Baffin Bay wind construction project.

Financing Activities

For the nine months ended September 30, 2016, financing activities used $596 million in cash reflecting primarily a net decrease in non-current and current notes payable of $242 million, payments on the tax equity financing arrangements of $75 million, repurchase of common stock of $4 million and dividends of $267 million.

For nine months ended September 30, 2015, financing activities provided $218 million in cash. CMP issued $150 million in first mortgage bonds and NYSEG issued $200 million of pollution control notes that were previously held in treasury. Additionally $60 million of pollution control notes matured at NYSEG. This was offset by a decrease in the amortization of the tax equity financing arrangements of $59 million.

Off-Balance Sheet Arrangements

There have been no material changes in the off-balance sheet arrangements during the nine months ended September 30, 2016 as compared to those reported for the fiscal year ended December 31, 2015 in our Form 10-K.

Contractual Obligations

There have been no material changes in contractual and contingent obligations during the nine months ended September 30, 2016  as compared to those reported for the fiscal year ended December 31, 2015 in our Form 10-K.

Critical Accounting Policies and Estimates

The accompanying financial statements provided herein have been prepared in accordance with U.S. GAAP. In preparing the accompanying financial statements, our management has applied accounting policies and made certain estimates and assumptions that affect the reported amounts of assets, liabilities, shareholder’s equity, revenues and expenses, and the disclosures thereof. While we believe that these policies and estimates used are appropriate, actual future events can and often do result in outcomes that can be materially different from these estimates. The accounting policies and related risks described in our Form 10-K are those that depend most heavily on these judgments and estimates. As of September 30, 2016, there have been no material changes to any of the policies described therein, except as discussed below for the revision of the estimated useful lives of wind power station assets at Renewables.

Renewables’ wind power station assets in service less salvage value, if any, are depreciated using the straight-line method over their estimated useful lives. Renewables’ effective depreciation rate, excluding decommissioning, was 4.0% in both 2015 and 2014. Renewables reviews the estimated useful lives of its fixed assets on an ongoing basis. In the first quarter of 2016, this review indicated that the actual lives of certain assets at wind power stations are expected to be longer than the previously estimated useful lives used for depreciation purposes. As a result, effective January 1, 2016, Renewables changed the estimates of the useful lives of certain assets from 25 years to 40 years, capped at the lease term if lower, to better reflect the estimated periods during which these assets are expected to remain in service. The weighted average useful life of our wind farm assets is now approximately 30 years. We are continuing to assess lease extensions with leaseholders to potentially increase the average useful life of our wind farm assets to more than 30 years. The effect of this change in estimate was to reduce depreciation and amortization expense by approximately $13 million and $38 million, reduce asset retirement obligation accretion expense recorded within operations and maintenance by approximately $1 and $2 million, increase earnings from equity method investments by approximately $2 million and $4 million, increase net income by $9 million and $27 million and increase basic and diluted earnings per share by approximately $0.03 and $0.09 for the three and nine months ended September 30, 2016, respectively. For the full year 2016, the effect of this change on income before income tax and net income is estimated to be an increase of approximately $59 million and approximately $37 million, respectively, and the impact on earnings per share is estimated to be an increase of approximately $0.12 per share on a basic and diluted basis.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains a number of forward-looking statements. Forward-looking statements may be identified by the use of forward-looking terms such as “may,” “will,” “should,” “can,” “expects,” “believes,” “anticipates,” “intends,” “plans,” “estimates,” “projects,” “assumes,” “guides,” “targets,” “forecasts,” “is confident that” and “seeks” or the negative of such terms or other variations on such terms or comparable terminology. Such forward-looking statements include, but are not limited to, statements about our plans, objectives and intentions, outlooks or expectations for earnings, revenues, expenses or other future financial or business performance, strategies or expectations, or the impact of legal or regulatory matters on business, results of operations or financial condition of the business and other statements that are not historical facts. Such statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties that could cause actual outcomes and results to differ materially. The foregoing and other factors are discussed and should be reviewed in our Form 10-K and other subsequent filings with the SEC. Specifically, forward-looking statements may include statements relating to:

•	the future financial performance, anticipated liquidity and capital expenditures of the Company;
•	success in retaining or recruiting, or changes required in, our officers, key employees or directors;
•	the risk that the businesses will not be coordinated successfully, or that the coordination will be more costly or more time consuming and complex than anticipated;
•	disruption from the acquisition of UIL making it difficult to maintain business and operational relationships;
•	adverse developments in general market, business, economic, labor, regulatory and political conditions;
•	fluctuations in weather patterns;
•	technological developments;
•	the impact of any cyber-breaches, acts of war or terrorism or natural disasters; and
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risk during the nine months ended September 30, 2016, as compared to those reported for the fiscal year ended December 31, 2015 in our Form 10-K.

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

Avangrid, Inc.

Date: November 4, 2016	By:	/s/ James P. Torgerson
James P. Torgerson
Director and Chief Executive Officer

Date: November 4, 2016	By:	/s/ Richard J. Nicholas
Richard J. Nicholas
Chief Financial Officer