Form 10-K
period 2016-12-31
Avangrid, Inc.
filed 2017-03-10
CIK 1634997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☒    No  ☐

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of the Avangrid, Inc.’s voting stock held by non-affiliates, computed by reference to the price at which the common equity was last sold as of the last business day of Avangrid, Inc.’s most recently completed second fiscal quarter (June 30, 2016) was $2,576 million based on a closing sales price of $46.06 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 309,068,730 shares of common stock, par value $0.01, were outstanding as of March 9, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the documents listed below have been incorporated by reference into the indicated parts of this report, as specified in the responses to the item numbers involved.

Designated portions of the Proxy Statement relating to the 2017 Annual Meeting of the Shareholders are incorporated by reference into Part III to the extent described therein.

i

GLOSSARY OF TERMS AND ABBREVIATIONS

Unless the context indicates otherwise, the terms “we,” and “our” are used to refer to AVANGRID and its subsidiaries.

Consent order refers to the partial consent order issued by DEEP in August 2016.

English station site refers to the former generation site on the Mill River in New Haven, Connecticut.

GenConn Devon refers to GenConn’s peaking generating plant in Devon, Connecticut.

GenConn Middletown refers to GenConn’s peaking generating plant in Middletown, Connecticut.

Ginna refers to the Ginna Nuclear Power Plant, LLC and the R.E. Ginna Nuclear Power Plant.

Iberdrola Group refers to the group of companies controlled by Iberdrola, S.A.

Iberdrola refers to Iberdrola, S.A., which owns 81.5% of the outstanding shares of Avangrid, Inc.

Installed capacity refers to the production capacity of a power plant or wind farm based either on its rated (nameplate) capacity or actual capacity.

Joint Proposal refers to the proposal, filed with the NYPSC on February 19, 2016 by NYSEG, RG&E and other signatory parties for a three-year rate plan for electric and gas service at NYSEG and RG&E commencing May 1, 2016.

Klamath Plant refers to the Klamath gas-fired cogeneration facility located in the city of Klamath, Oregon.

Merger Agreement refers to the Agreement and Plan of Merger, dated as of February 25, 2015, by and among Avangrid, Inc., Green Merger Sub, Inc. and UIL Holdings Corporation.

NED pipeline refers to TGP’s proposed Northeast Energy Direct project.

Non-GAAP refers to the financial measures that are not prepared in accordance with U.S. GAAP, including adjusted gross margin, adjusted EBITDA, adjusted net income and adjusted earnings per share.

Yankee Companies refers to the Maine Yankee Atomic Power Company, the Connecticut Yankee Power Corporation, and the Yankee Atomic Energy Corporation.

AMI	Automated Metering Infrastructure

AOCI	Accumulated other comprehensive income

ARHI	Avangrid Renewables Holdings, Inc.

ASC	Accounting Standards Codification

Asnat	Asnat Realty, LLC

Army Corps	U.S. Army Corps of Engineers

ARO	Asset retirement obligation

AVANGRID	Avangrid, Inc.

Bcf	One billion cubic feet

BGC	The Berkshire Gas Company

BGEPA	Bald and Golden Eagle Protection Act

BLM	U.S. Bureau of Land Management

BMG	Bank Mendes Gans, N.V.

Cayuga	Cayuga Operating Company, LLC

CENG	Constellation Energy Nuclear Group, LLC

CfDs	Contracts for Differences

CFTC	Commodity Futures Trading Commission

CL&P	The Connecticut Light and Power Company

CMP	Central Maine Power Company

CNG	Connecticut Natural Gas Corporation

CNG	Connecticut Natural Gas Corporation

DCF	Discounted cash flow

DEEP	Connecticut Department of Energy and Environmental Protection

DER	Distributed energy resources

Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

DOE	Department of Energy

DOJ	Department of Justice

DPA	Deferred Payment Arrangements

DPU	Massachusetts Department of Public Utilities

DSIP	Distributed System Implementation Plan

DSP	Distributed System Platform

DTh	Dekatherm

EAMs	Earnings adjustment mechanisms

EBITDA	Earnings before interest, taxes, depreciation and amortization

EPA	Environmental Protection Agency

EPAct 2005	Energy Policy Act of 2005

ERCOT	Electric Reliability Council of Texas

ESA	Endangered Species Act

ESC	Earnings Smart Community

ESM	Earnings sharing mechanism

Evergreen Power	Evergreen Power III, LLC

Exchange Act	The Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FirstEnergy	FirstEnergy Corp.

FPA	Federal Power Act

Gas	Enstor Gas, LLC

GenConn	GenConn Energy LLC

Ginna Facility	R.E. Ginna Nuclear Power Plant

GNPP	Ginna Nuclear Power Plant, LLC.

GSRP	Greater Springfield Reliability Project

HLPSA	Hazardous Liquids Pipeline Safety Act of 1979

IRP	Interstate Reliability Project

IRS	Internal Revenue Service

ISO	Independent system operator

ISO-NE	ISO New England, Inc.

Kinder Morgan	Kinder Morgan, Inc.

kV	Kilovolts

kWh	Kilowatt-hour

LIBOR	London Interbank Offer Rate

LNG	Liquefied natural gas

LNS	Local Network Service

MBTA	Migratory Bird Treaty Act

Mcf	One thousand cubic feet

Merger Sub	Green Merger Sub, Inc.

MEPCO	Maine Electric Power Corporation

MGP	Manufactured gas plants

MISO	Midcontinent Independent System Operator, Inc.

MHI	Mitsubishi Heavy Industries

MNG	Maine Natural Gas Corporation

MPRP	Maine Reliability Power Program

MPUC	Maine Public Utilities Commission

MtM	Mark-to-market

MW	Megawatts

MWh	Megawatt-hours

NAV	Net asset value

NEEWS	New England East West Solution

NEPA	National Environmental Policy Act

NERC	North American Electric Reliability Corporation

NETOs	New England Transmission Owners

Networks	Avangrid Networks, Inc.

New York TransCo	New York TransCo, LLC.

NIPSCO	Northern Indiana Public Service Company

NGA	Natural Gas Act of 1938

NGPSA	Natural Gas Pipeline Safety Act of 1968

NOL	Net operating loss

NPNS	Normal purchases and normal sales

NYISO	New York Independent System Operator, Inc.

NYPA	New York Power Authority

NYPSC	New York State Public Service Commission

NYSE	New York Stock Exchange

NYSEG	New York State Electric & Gas Corporation

OATT	Open Access Transmission Tariiff

OCC	Office of Consumer Counsel

OCI	Other comprehesive income

OSHA	Occupational Safety and Health Act, as amended

PCB	Polychlorinated Biphenyls

PHMSA	Pipeline and Hazardous Materials Safety Administration

PPA	Power purchase agreement

PTF	Pool Transmission Facilities

PUCT	Public Utility Commission of Texas

PUHCA 2005	Public Utility Holding Company Act of 2005

PURA	Connecticut Public Utilities Regulatory Authority

RAM	Rate Adjustment Mechanism

RCRA	Resource Conservation and Recovery Act

RDM	Revenue decoupling mechanism

REC	Renewable Energy Certificate

RFP	Request for Proposals

Renewables	Avangrid Renewables, LLC

REV	Reforming the Energy Vision

RG&E	Rochester Gas and Electric Corporation

ROE	Return on equity

RNS	Regional Network Service

RPS	Renewable Portfolio Standards

RSSA	Reliability Support Services Agreement

RTO	Regional transmission organizations

SCG	The Southern Connecticut Gas Company

Scottish Power	Scottish Power Ltd.

SEC	United States Securities and Exchange Commission

SPHI	Scottish Power Holdings, Inc.

TEF	Tax equity financing arrangements

TGP	Tennessee Gas Pipeline Company LLC

TOTS	Transmission Owner Transmission Solutions

UI	The United Illuminating Company

UIL	UIL Holdings Corporation

U.S. GAAP	Generally accepted accounting principles for financial reporting in the United States.

VaR	Value-at- risk

VIEs	Variable interest entities

WECC	Western Electricity Coordinating Council

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

References in this Annual Report on Form 10-K to "AVANGRID," "the Company," "we," "our," and "us" refer to Avangrid, Inc. and its consolidated subsidiaries.  This Annual Report on Form 10-K contains a number of forward-looking statements. Forward-looking statements may be identified by the use of forward-looking terms such as “may,” “will,” “should,” “can,” “expects,” “believes,” “anticipates,” “intends,” “plans,” “estimates,” “projects,” “assumes,” “guides,” “targets,” “forecasts,” “is confident that” and “seeks” or the negative of such terms or other variations on such terms or comparable terminology. Such forward-looking statements include, but are not limited to, statements about our plans, objectives and intentions, outlooks or expectations for earnings, revenues, expenses or other future financial or business performance, strategies or expectations, or the impact of legal or regulatory matters on business, results of operations or financial condition of the business and other statements that are not historical facts. Such statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties that could cause actual outcomes and results to differ materially. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, without limitation:

•	the future financial performance, anticipated liquidity and capital expenditures of the Company;
•	actions or inactions of local, state or federal regulatory agencies;
•	success in retaining or recruiting, our officers, key employees or directors;
•	changes in levels or timing of capital expenditures;
•	adverse developments in general market, business, economic, labor, regulatory and political conditions;
•	fluctuations in weather patterns;
•	technological developments;
•	the impact of any cyber-breaches, grid disturbances, acts of war or terrorism or natural disasters; and
•

the impact of any change to applicable laws and regulations affecting operations, including those relating to environmental and climate change, taxes, price controls, regulatory approval and permitting; and

•	other presently unknown unforeseen factors.

Additional risks and uncertainties are set forth under Part I, Item 1A, “Risk Factors” in this report.  Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results may vary in material respects from those expressed or implied by these forward-looking statements. You should not place undue reliance on these forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements to reflect events or circumstances after the date of this report, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. Other risk factors are detailed from time to time in our reports filed with the Securities and Exchange Commission, or SEC, and we encourage you to consult such disclosures.

PART I

Item 1. Business

Overview

Avangrid, Inc., or AVANGRID, formerly Iberdrola USA, Inc., is a New York corporation headquartered in New Haven, Connecticut. AVANGRID is a diversified energy and utility company with more than $30 billion in assets and operations in 26 states. The company operates regulated utilities and electricity generation through two primary lines of business. Avangrid Networks includes eight electric and natural gas utilities, serving 3.1 million customers in New York and New England. Avangrid Renewables operates 6.5 gigawatts of electricity capacity, primarily through wind power, in states across the United States. AVANGRID employs approximately 7,000 people.  The company was formed by a merger between Iberdrola USA, Inc. and UIL Holdings Corporation, or UIL, in 2015. Iberdrola S.A., a corporation (sociedad anónima) organized under the laws of the Kingdom of Spain, a worldwide leader in the energy industry, directly owns 81.5% of outstanding shares of AVANGRID common stock. Our primary business is ownership of our operating businesses, which are described below.

Our direct, wholly-owned subsidiaries include Avangrid Networks, Inc., or Networks, and Avangrid Renewables Holdings, Inc., or ARHI. ARHI in turn holds subsidiaries including Avangrid Renewables LLC, or Renewables. Networks, owns and operates our regulated utility businesses through its subsidiaries, including electric transmission and distribution and natural gas distribution, transportation and sales. Renewables operates a portfolio of renewable energy generation facilities primarily using onshore wind power and also solar, biomass and thermal power. The following chart depicts our current organizational structure.

Through Networks, we own electric generation, transmission and distribution companies and natural gas distribution, transportation and sales companies in New York, Maine, Connecticut and Massachusetts, delivering electricity to approximately 2.2 million electric utility customers and delivering natural gas to approximately 992,000 natural gas public utility customers as of December 31, 2016. The interstate transmission and wholesale sale of electricity by these regulated utilities is regulated by the Federal Energy Regulatory Commission, or FERC, under the Federal Power Act, or FPA, including with respect to transmission rates. Further, Networks’ electric and gas distribution utilities in New York, Maine, Connecticut and Massachusetts are subject to regulation by the New York State Public Service Commission, or NYPSC, the Maine Public Utilities Commission, or MPUC, the Connecticut Public Utilities Regulatory Authority, or PURA, and the Massachusetts Department of Public Utilities, or DPU, respectively. Networks strives to be a leader in safety, reliability and quality of service to its utility customers.

Through Renewables, we had a combined wind, solar and thermal installed capacity of 6,538 megawatts, or MW, as of December 31, 2016, including Renewables’ share of joint projects, of which 5,852 MW was installed wind capacity. Approximately 62% of the capacity was contracted as of December 31, 2016, for an average period of 9.5 years. As the second largest wind operator in the United States based on installed capacity as of December 31, 2016, Renewables strives to lead the transformation of the U.S. energy industry to a competitive, clean energy future. Renewables currently operates 54 wind farms in 19 states across the United States.

ARHI also holds a subsidiary, Enstor Gas, LLC, or Gas, which owns non-core natural gas storage and gas trading businesses (Gas) through Enstor Energy Services LLC (gas trading) and Enstor Inc. (gas storage). Through Gas, as of December 31, 2016, we own approximately 67.5 billion cubic feet, or Bcf, of net working gas storage capacity. Gas operates 52.4 Bcf of contracted or managed natural gas storage capacity in North America through Enstor Energy Services, LLC, as of December 31, 2016.

Further information regarding the amount of revenues from external customers, including revenues by products and services, a measure of profit or loss and total assets for each segment for each of the last three fiscal years is provided in Note 23 to our audited consolidated financial statements contained in this Annual Report on Form 10-K.

History

We were incorporated in 1997 as a New York corporation under the name NGE Resources, Inc. and subsequently changed our name to Energy East Corporation. The stock of Energy East Corporation was publicly traded on the New York Stock Exchange, or the NYSE. In 2007, Iberdrola, S.A. acquired Scottish Power Ltd., or Scottish Power, including ScottishPower Holdings, Inc., or SPHI, the parent company of Scottish Power’s U.S. subsidiaries. Through this acquisition, Iberdrola, S.A. acquired PPM Energy, a subsidiary that operated SPHI’s U.S. wind business, thermal generation operations and the gas storage and energy management businesses and changed PPM Energy’s name to Renewables. In 2008, Iberdrola, S.A. acquired Energy East Corporation and we changed our name to Iberdrola USA, Inc. in December 2009. In 2013, we completed an internal corporate reorganization to create a unified corporate presence for the Iberdrola brand in the United States, bringing all of its U.S. energy companies under one single holding company, Iberdrola USA, Inc. The internal reorganization, completed in November 2013, resulted in the concentration of our principal businesses in two major subsidiaries: Networks, which holds all of our regulated utilities; and Renewables, which holds our renewable and thermal generation businesses, and gas storage and marketing businesses.

We were the corporate parent of The Southern Connecticut Gas Company, or SCG, Connecticut Natural Gas Corporation, or CNG and The Berkshire Gas Company, or BGC, prior to UIL acquiring those companies in 2010.

On December 16, 2015, we completed an acquisition of UIL, pursuant to which UIL merged with and into our wholly-owned subsidiary, Green Merger Sub, Inc., or Merger Sub, with Merger Sub surviving as our wholly-owned subsidiary. The acquisition was effected pursuant to the Agreement and Plan of Merger, dated as of February 25, 2015, or the Merger Agreement, by and among us, Merger Sub, and UIL. Following the completion of the acquisition, Merger Sub was renamed “UIL Holdings Corporation” and we were renamed Avangrid, Inc. Immediately following the completion of the acquisition, former UIL shareowners owned 18.5% of the outstanding shares of common stock of AVANGRID, and Iberdrola owned the remaining shares. Effective as of April 30, 2016, UIL and its subsidiaries were transferred to a wholly-owned subsidiary of Networks.

Networks

Overview

Networks, holds our regulated utility businesses, including electric generation, transmission and distribution and natural gas distribution, transportation and sales. Networks serves as a super-regional energy services and delivery company through eight regulated utilities it owns directly:

•	New York State Electric & Gas Corporation, or NYSEG, which serves electric and natural gas customers across more than 40% of the upstate New York geographic area;
•	Rochester Gas and Electric, or RG&E, which serves electric and natural gas customers within a nine-county region in western New York, centered around Rochester;
•	The United Illuminating Company, or UI, which serves electric customers in southwestern Connecticut;
•	Central Maine Power Company, or CMP, which serves electric customers in central and southern Maine;
•	SCG, which serves natural gas customers in Connecticut;
•	CNG, which serves natural gas customers in Connecticut;
•	BGC, which serves natural gas customers in western Massachusetts; and
•	Maine Natural Gas Corporation, or MNG, which serves natural gas customers in several communities in central and southern Maine.

For the year ended December 31, 2016, Networks distributed approximately 37,027,000 megawatt-hours, or MWh, of electricity. As of December 31, 2016, Networks provided electric service to its approximately 2.2 million customers in the states of New York, Maine and Connecticut. In total, the electric system of Networks’ regulated utilities consisted of 8,482 miles of transmission lines, 70,916 miles of distribution lines and 826 substations as of December 31, 2016. Furthermore, for the year ended December 31, 2016, Networks delivered approximately 182 million dekatherms, or DTh, of natural gas, to approximately 992,000 customers, providing service in the states of New York, Maine, Connecticut and Massachusetts.

The demand for electric power and natural gas is affected by seasonal differences in the weather. Demand for electricity in each of the states in which Networks operates tends to increase during the summer months to meet cooling load or in winter months for heating load while statewide demand for natural gas tends to increase during the winter to meet heating load.

The following table sets forth certain information relating to the, rate base, number of customers and the amount of electricity or natural gas provided by each of Networks’ regulated utilities for the year ended December 31, 2016:

	Rate Base(1) (in billions)	Electricity Customers	Electricity Delivered (in MWh)	Natural Gas Customers	Natural Gas Delivered (in DTh)
Utility	December 31, 2016	December 31, 2016	For the year ended December 31, 2016	December 31, 2016	For the year ended December 31, 2016
NYSEG	$2.3	890,258	15,461,000	264,825	53,446,000
RG&E	$1.5	375,912	7,187,000	310,621	49,373,000
CMP	$2.2	619,312	9,045,000	—	—
MNG	$0.1	—	—	4,456	1,204,000
UI	$1.5	332,998	5,334,000	—	—
SCG	$0.5	—	—	196,232	33,146,000
CNG	$0.4	—	—	176,420	35,673,000
BGC	$0.1	—	—	39,813	9,528,000

(1)

“Rate base” means the net assets upon which a utility can receive a specified return, based on the value of such assets. The rate base is set by the relevant regulatory authority and typically represents the value of specified property, such as plants, facilities and other investments of the utility. These rate base values have been calculated using the best estimates as of December 31, 2016.

During the last five years, Networks has invested nearly $5.8 billion in creating a delivery network with greater capacity and improved reliability, environmental security and sustainability, efficiency and automation. Networks continuously improves its grid to accommodate new requirements for advanced metering, demand response and enhanced outage management, while improving its flexibility for the integration and management of distributed energy resources, or DER.

New York

As of December 31, 2016, NYSEG served approximately 890,000 electricity customers and 265,000 natural gas customers across more than 40% of upstate New York’s geographic area, while RG&E served approximately 375,000 electricity customers and 310,000 natural gas customers in a nine-county region centered around Rochester, in western New York.

In 2016, nine hydroelectric plants owned by NYSEG and RG&E generated nearly 327 million kilowatt-hours, or kWh, of clean hydropower, which is enough energy to power 45,000 homes across New York State, assuming an average electricity consumption of 600 kWh per month per customer. See “—Properties—Networks” for more information regarding Networks’ electric generation plants.

Networks also holds an approximate 20% ownership interest in the regulated New York TransCo, LLC, or New York TransCo. Through New York TransCo, Networks has formed a partnership with Central Hudson Gas and Electric Corporation, Consolidated Edison, Inc., National Grid, plc, and Orange and Rockland Utilities, Inc. to develop a portfolio of interconnected transmission lines and substations to fulfill the objectives of the New York energy highway initiative, a proposal to install up to 3,200 MW of new electric generation and transmission capacity in order to deliver more power generated from upstate New York power plants to downstate New York.

Maine

As of December 31, 2016, CMP delivered electricity to more than 619,000 customers in an 11,000 square-mile service area in central and southern Maine. CMP completed a $1.4 billion investment plan for the construction of upgrades to the bulk power transmission grid in Maine, the largest transmission investment in the history of Maine, which includes the construction of five new

345-kilovolt, or kV, substations and related facilities linked by approximately 440 miles of new transmission lines (refers to the Maine Power Reliability Program, or MPRP).

CMP also owns 78% of the Maine Electric Power Corporation, or MEPCO, a single-asset 182 mile 345kV electric transmission line from the Maine/New Brunswick border to Wiscasset, Maine.

MNG delivers natural gas to 4,456 customers in central and southern Maine.  MNG continues to build out in 12 communities.

Connecticut

As of December 31, 2016, UI served more than 332,000 residential, commercial and industrial customers in a service area of approximately 335 square miles in the southwestern part of Connecticut. The service area includes Bridgeport and New Haven and is home to a diverse array of business sectors including aerospace manufacturing, healthcare, biotech, financial services, precision manufacturing, retail and education.  UI’s retail electric revenues vary by season, with the highest revenues typically in the third quarter of the year reflecting seasonal rates, hotter weather and air conditioning use.

UI is also a party to a joint venture with certain affiliates of NRG Energy, Inc., pursuant to which UI holds 50% of the membership interests in GCE Holding LLC, whose wholly owned subsidiary, GenConn Energy LLC, or GenConn, operates peaking generation plants in Devon, Connecticut, or GenConn Devon, and Middletown, Connecticut, or GenConn Middletown.

As of December 31, 2016, SCG and CNG provided local gas distribution services to approximately 373,000 customers in the greater Hartford-New Britain area, Greenwich and the southern Connecticut coast from Westport to Old Saybrook, including the cities of Bridgeport and New Haven.

Massachusetts

As of December 31, 2016, BGC provided local gas distribution services to approximately 40,000 customers in a service area in western Massachusetts, which includes the cities of Pittsfield, North Adams and Greenfield.

Rate Base

These rate base values have been calculated using the best estimates as of December 31, 2016. The rate base of Networks’ regulated utilities for the years indicated below have been as follows:

Rate base	2014	2015	2016
	(in millions)
NYSEG Electric	$1,796	$1,825	$1,828
NYSEG Gas	508	531	490
RG&E Electric	1,111	1,175	1,061
RG&E Gas	444	446	407
Subtotal New York	3,859	3,977	3,786
CMP Dist	739	781	790
CMP Trans	1,467	1,472	1,447
MNG	64	60	69
Subtotal Maine	2,270	2,313	2,306
UI Dist	823	942	972
UI Trans	500	508	544
SCG	461	477	510
CNG	382	396	429
Subtotal Connecticut	2,166	2,323	2,456
BGC	72	91	91
Total	$8,367	$8,704	$8,638

Earnings Sharing Mechanisms

The regulated utilities’ rate plans approved by State regulators often include earnings sharing mechanisms, or ESM, that are intended to encourage regulated utilities to operate efficiently. Pursuant to ESMs, if certain of the regulated utilities of Networks earn more than certain threshold amounts, they must share with customers a specified percentage of these earnings. Below is a history of ESMs over the past three years:

	2014	2015	2016
NYSEG Electric	50% / 50%: 10.90% - 11.65% 85% / 15%: over 11.65%; Based on Actual Equity Ratio up to 50%	50% / 50%: 10.90% - 11.65% 85% / 15%: over 11.65%; Based on Actual Equity Ratio up to 50%	50% / 50%: 9.50% - 10.00% 75% / 25%: 10.00% - 10.50% 90% / 10%: over 10.50%; Based on Actual Equity Ratio up to 50% *
NYSEG Gas	Same as above	Same as above	Same as above
RG&E Electric	Same as above	Same as above	Same as above
RG&E Gas	Same as above	Same as above	Same as above
CMP Dist.	No ESM	No ESM	No ESM
CMP Trans.	No ESM	No ESM	No ESM
MNG	No ESM	No ESM	No ESM
UI	50% / 50% over 9.15%	50% / 50% over 9.15%	50% / 50% over 9.15%
SCG	No ESM	No ESM	No ESM
CNG	50% / 50% over 9.18%	50% / 50% over 9.18%	50% / 50% over 9.18%
BGC	No ESM	No ESM	No ESM

 *No ESM from January through April 2016.

Merger Settlement Agreement – Connecticut and Massachusetts

As part of the process of seeking and obtaining regulatory approval of the acquisition of UIL in Connecticut and Massachusetts, AVANGRID and UIL reached settlement agreements with the Office of Consumer Counsel, or OCC, in Connecticut and with the Attorney General of the Commonwealth of Massachusetts and the Department of Energy Resources in Massachusetts, which included commitments of certain actions to be taken after the transaction closed. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Networks” for more information.

In connection with the acquisition proceeding, UI signed a proposed partial consent order, or the consent order, that was issued by the Connecticut Department of Energy and Environmental Protection, or DEEP, in August 2016.  The consent order requires UI to investigate and remediate certain environmental conditions within the perimeter of a former generation site on the Mill River in New Haven, the English Station site, that UI sold to Quinnipiac Energy in 2000 and which is currently owned by Evergreen Power, LLC and Asnat Realty LLC.  Under the terms of the consent order, to the extent that costs of the investigation and remediation are less than $30 million, UI is required to remit to the State of Connecticut the difference between such costs and $30 million, to be applied to a public purpose as determined in the discretion of the Governor, the Attorney General of Connecticut and the Commissioner of DEEP. However, UI is obligated to comply with the consent order, even if the cost of such compliance exceeds $30 million. See Part I, Item 1, “Business – Environmental, Health and Safety - Management, Disposal and Remediation of Hazardous Substances” for more information.

Renewables

The Renewables business, based in Portland Oregon, is engaged primarily in the design, development, construction, management and operation of generation plants that produce electricity using renewable resources and, with more than 50 renewable energy projects, is one of the leaders in renewable energy production in the United States based on installed capacity. Renewables’ primary business is onshore wind energy generation, which represents approximately 90% of Renewables’ combined installed capacity as of December 31, 2016. For the year ended December 31, 2016, Renewables produced approximately 14,167,000 MWh of energy through wind power generation. Renewables had a pipeline of approximately 5,900 MW of future renewable energy projects in various stages of development as of December 31, 2016.

Typically, Renewables enters into long-term lease agreements with property owners who lease their land for renewable projects. Electricity generated at a wind project is then transmitted to customers through long-term agreements with purchasers. There are a limited number of turbine suppliers in the market. Renewables’ largest turbine suppliers, Gamesa Wind US and GE Wind, in the aggregate supplied turbines which accounted for 70% of its installed wind capacity as of December 31, 2016. In June 2016, Siemens

AG and Gamesa Corporación Tecnológica, S.A. signed a binding agreement to merge their wind power businesses. After completion of the merger, which is expected in the first quarter of 2017, Iberdrola will have 8.1% ownership of the new combined company.

Renewables currently operates 54 wind farms in 19 states across the United States. To monetize the tax benefits resulting from production tax credits and accelerated tax depreciation available to qualifying wind energy projects, Renewables has entered into “tax equity” financing structures with third party investors for a portion of its wind farms. Renewables holds 12 operating wind farms under these structures through limited liability companies jointly owned by one or more third party investors. These investors generally provide an up-front investment or, in some cases, enter into fixed and contingent notes for their membership interests in the financing structures. In return, the investors receive substantially all of the cash flows and tax benefits generated by the wind farms until such benefits achieve a negotiated return on their investment. Upon attainment of this target return, the sharing of the cash flows and tax benefits flip, with Renewables receiving substantially all of these amounts thereafter.  We also have an option to repurchase the investor’s interest within a certain timeframe after the target return is met. Renewables maintains operational and management control over the wind farm businesses, subject to investor approval of certain major decisions. See “—Properties—Renewables” for more information regarding Renewables’ wind power generation properties.

Additionally, as part of the Renewables portfolio, Renewables operates two thermal generation facilities in the United States, with 636 MW of combined capacity as of December 31, 2016. Renewables worked closely with the City of Klamath Falls, Oregon to develop the Klamath Plant, which has a current capacity of 536 MW. The Klamath Plant operates by creating two useful forms of energy, electricity and process steam, from a single fuel source of natural gas. In addition, Renewables operates a highly flexible 100 MW Klamath Peaking Plant adjacent to the Klamath Plant, providing customers of Renewables additional capability to meet their peak summer and winter power needs.

In addition to its wind assets, Renewables operates two solar photovoltaic facilities with an installed capacity of 50 MW. The solar photovoltaic facilities produced over 132,000MWh of renewable energy for the year ended December 31, 2016. Solar accounted for 0.9% of the total renewable energy generation from Renewables in these same periods.

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

MFG	Model	Rating	Turbines	MW
Gamesa	G83	2.0	61	122
Gamesa	G87	2.0	643	1,286
Gamesa	G90	2.0	237	474
Gamesa	G97	2.0	101	202
Gamesa	G114	2.0	104	208
GE	1.5s	1.5	133	200
GE	1.5sle	1.5	1,072	1,608
MHI	MWT62/1.0	1.0	45	45
MHI	MWT92/2.4	2.4	168	403
MHI	MWT95/2.4	2.4	125	300
MHI	MWT102/2.4	2.4	1	2
NEG	NM48	0.7	3	2
Siemens	SWT2.3-93	2.3	44	101
Suzlon	S88	2.1	341	716
Vestas	V47	0.7	34	22
Vestas	V82	1.7	97	160
Total			3,209	5,852

The Renewables meteorology team supports the commercial development of wind energy projects in Renewables’ pipeline by performing a wide variety of detailed investigations to characterize the expected wind energy production from a proposed wind farm in its pre-construction phase of development. These investigations include measuring the wind resource with several well-equipped meteorological masts, utilizing state of the art laser-based and acoustic-based remote sensing equipment, computational fluid dynamics modeling software, and energy modeling software packages that characterize wake losses from any upwind turbines that may be present. The Renewables fleet of measurement masts consists of over 160 towers that are currently in operation. Additionally, a total of 8 light detecting and ranging, and 5 sonic detecting and ranging, remote sensing devices are deployed at sites across the United States. These remote sensing devices allow hub-height wind speed measurement from a ground-based sensor that can be rapidly deployed and moved as the project matures or changes in nature. The resulting pre-construction energy production estimates that utilize these measurements have been shown to be accurate in a multi-year internal study that compares results to actual, operational data in a benchmarking analysis. This study provides a critical feedback loop that is used to define methodology requirements for future pre-construction energy production estimates to ensure confidence in project investment. Renewables’ commitment to obtaining robust atmospheric measurement is driven by a company culture that values business case confidence and understands the role that accurate meteorological data play in the pursuit of this goal.

Gas

The Gas business, based in Houston, Texas, operates a natural gas storage and natural gas trading business through its wholly-owned direct subsidiaries, Enstor, Inc., an Oregon corporation (natural gas storage) and Enstor Energy Services, LLC, a Delaware limited liability company (natural gas trading). Gas owns and operates four natural gas storage facilities, with a total storage capacity of 88.5 Bcf and a net working gas storage capacity of 67.5 Bcf. Enstor Operating Company, LLC, a Texas limited liability company and wholly-owned direct subsidiary of Enstor, Inc., manages all four natural gas storage facilities. The demand for natural gas storage is dependent upon the seasonal differences in the weather. Since market prices and temporal price spreads for natural gas reflect the demand for these products and their availability at a given time, the overall operating results of Gas’ business may fluctuate substantially on a seasonal basis. Severe weather, such as ice and snow storms, hurricanes and other natural disasters may cause outages, bodily injury or property damage, which may require Gas to incur additional costs, such as operation and maintenance expenses, which may not be recoverable from customers. See “—Properties—Gas” for more information regarding Gas’ natural gas storage facilities. Enstor Energy Services, LLC also contracts and manages natural gas storage and pipeline capacity throughout the United States and parts of Canada. Gas operates 52.4 Bcf of contracted or managed natural gas storage capacity in North America through Enstor Energy Services, LLC, as of December 31, 2016.

Regulatory Environment and Principal Markets

Federal Energy Regulatory Commission

Among other things, the FERC regulates the transmission and wholesale sales of electricity in interstate commerce and the transmission and sale of natural gas for resale in interstate commerce. Certain aspects of Networks’ businesses, Renewables’ competitive generation and Gas’ natural gas storage and energy trading businesses are subject to regulation by the FERC.

Pursuant to the FPA, electric utilities must maintain tariffs and rate schedules on file with the FERC, which govern the rates, terms and conditions for the provision of the FERC-jurisdictional wholesale power and transmission services. Unless otherwise exempt, any person that owns or operates facilities used for the wholesale sale or transmission of power in interstate commerce is a public utility subject to the FERC’s jurisdiction. The FERC regulates, among other things, the disposition of certain utility property, the issuance of securities by public utilities, the rates, the terms and conditions for the transmission or wholesale sale of power in interstate commerce, interlocking officer and director positions, and the uniform system of accounts and reporting requirements for public utilities.

With respect to Networks’ regulated electric utilities in Maine, New York and Connecticut, the FERC governs the return on equity, or ROE, on all transmission assets in Maine and Connecticut and certain Transco assets in New York; FERC also oversees the rates, terms and conditions of transmission of electric energy in interstate commerce, interconnection service in interstate commerce (which applies to independent power generators, for example), and the rates, terms and conditions of wholesale sales of electric energy in interstate commerce, which includes cost-based rates, market-based rates and the operations of regional capacity and electric energy markets in New England administered by an independent entity, ISO New England, Inc., or ISO-NE, and in New York, administered by another independent entity, the New York Independent System Operator, Inc., or NYISO. The FERC approves CMP, UI and NY Transco regulated electric utilities’ transmission revenue requirements. Wholesale electric transmission revenues are recovered through formula rates that are approved by the FERC. CMP’s, MEPCO’s and UI’s electric transmission revenues are recovered from New England customers through charges that recover costs of transmission and other transmission-related services provided by all regional transmission owners. NYSEG’s and RG&E’s electric transmission revenues are recovered from New York customers through charges that recover the costs of transmission, and other transmission-related services provided by all transmission owners in New York. Several of our affiliates have been granted authority to engage in sales at market-based rates and blanket authority to issue securities, and have also been granted certain waivers of the FERC reporting and accounting regulations available to non-traditional public utilities; however, we cannot be assured that such authorizations or waivers will not be revoked for these affiliates or will be granted in the future to other affiliates.

Pursuant to a series of orders involving the ROE for regionally planned New England electric transmission projects, the FERC established a base-level transmission ROE of 11.14%, as well as providing a 50 basis point ROE adder on Pool Transmission Facilities, or PTF, for participation in the RTO for New England and a 100 basis point ROE incentive for projects included in the ISO-NE Regional System Plan that were completed and on line as of December 31, 2008. Certain other transmission projects received authorization for incentives up to 125 basis points.

Since 2011, several parties have filed four separate complaints with the FERC against ISO-NE and several New England transmission owners, including UI and CMP, claiming that the current approved base ROE of 11.14% was not just and reasonable, seeking a reduction of the base ROE and a refund to customers for the 15-month refund periods beginning October 1, 2011, December 27, 2012, July 31, 2014 and April 29, 2016, respectively.

In 2014, the FERC determined that the base ROE should be set at 10.57% for the first complaint refund period and that a utility's total or maximum ROE should not exceed 11.74%.  The FERC issued an order consolidating the second and third complaints and establishing hearing procedures. The administrative law judge issued an initial decision in the second and third complaints on March 22, 2016. The initial decision determined that: (1) for the 15 month refund period in the second complaint, the base ROE should be 9.59% and the ROE Cap (base ROE plus incentive ROEs) should be 10.42% and (2) for the 15 month refund period in the third complaint and prospectively, the base ROE should be 10.90% and that the ROE Cap should be 12.19%. The initial decision in the second and third complaints is the administrative law judge’s recommendation to the FERC Commissioners. The FERC is expected to make its final decision on the second and third complaints in mid-2017. The FERC has set the fourth complaint for settlement proceedings and hearing, with a final decision expected in 2018.

On March 3, 2015, the FERC issued an Order on Rehearing in the first complaint denying all rehearing requests from the complainants and the New England transmission owners. Appeals of the FERC’s decisions on the first complaint are currently pending before the United States Court of Appeals for the D.C. Circuit.

On December 28, 2015, the FERC issued an order instituting section 206 proceedings and establishing hearing and settlement judge procedures.  Pursuant to section 206 of the FPA, the FERC instituted proceedings because it found that ISO-NE Transmission, Markets, and Services Tariff is unjust, unreasonable, and unduly discriminatory or preferential.  The FERC stated that ISO-NE’s Tariff lacks adequate transparency and challenge procedures with regard to the formula rates for ISO-NE Participating Transmission Owners, including UI, MEPCO and CMP.  The FERC also found that the current Regional Network Service, or RNS and Local Network Service, or LNS, formula rates appear to be unjust, unreasonable, unduly discriminatory or preferential, or otherwise unlawful as the formula rates appear to lack sufficient detail in order to determine how certain costs are derived and recovered in the formula rates. A settlement judge has been appointed and a settlement conference has convened. We are unable to predict the outcome of this proceeding at this time.

The FERC has the right to review books and records of “holding companies,” as defined in the Public Utility Holding Company Act of 2005, or PUHCA 2005, that are determined by FERC to be relevant to the companies’ respective FERC-jurisdictional rates. We are a holding company, as defined in PUHCA 2005.

The FERC has civil penalty authority over violations of any provision of Part II of the FPA, as well as any rule or order issued thereunder.  FERC is authorized to assess a maximum civil penalty of $1.0 million per violation for each day that the violation continues.  The FPA also provides for the assessment of criminal fines and imprisonment for violations under Part II of the FPA.  Pursuant to the Energy Policy Act of 2005, or EPAct 2005, the North American Electric Reliability Corporation, or NERC, has been certified by the FERC as the Electric Reliability Organization for North America responsible for developing and overseeing the enforcement of electric system reliability standards applicable throughout the United States. FERC-approved reliability standards may be enforced by the FERC independently, or, alternatively, by NERC and the regional reliability organizations with frontline responsibility for auditing, investigating and otherwise ensuring compliance with reliability standards, subject to the FERC oversight.

Gas’ current natural gas storage operations in the United States are subject to the jurisdiction of the FERC under the Natural Gas Act of 1938, or NGA, as a Section 7(c) natural gas storage provider and by providing interstate storage and storage related services under Section 311 of the Natural Gas Policy Act of 1978, at market based rates. Gas’ interstate and intrastate high-deliverability multi-cycle natural gas storage service projects and operations are subject to FERC regulation under the NGA for rates and terms of service.

The gas distribution operations of NYSEG, RG&E, SCG, CNG and BGC, similar to Gas, are also subject to the FERC regulation with respect to their gas purchases/sales and contracted transportation/storage capacity. FERC has civil penalty authority under the NGA to impose penalties for certain violations of up to $1.0 million per day for violations. FERC also has the authority to order the disgorgement of profits from transactions deemed to violate the NGA and EPAct 2005.

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

State Regulation

Networks’ regulated utilities in New York, Maine, Connecticut and Massachusetts are subject to regulation by the applicable state public utility commissions, including with regard to their rates, terms and conditions of service, issuance of securities, purchase or sale of utility assets and other accounting and operational matters. NYSEG and RG&E are subject to regulation by the NYPSC; CMP and MNG are subject to regulation by the MPUC; UI, SCG and CNG are subject to regulation by the PURA; and BGC is subject to regulation by the DPU. The NYPSC, MPUC and the Connecticut Siting Council, or CSC, exercise jurisdiction over the siting of electric transmission lines in their respective states, and each of the NYPSC, MPUC, PURA and DPU exercise jurisdiction over the approval of certain mergers or other business combinations involving Networks’ regulated utilities. In addition, each of the utility commissions has the authority to impose penalties on these regulated utilities, which could be substantial, for violating state utility laws and regulations and their orders.

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

The following provides a summary of Networks regulated utilities’ most recent rate cases:

•

New York. On May 20, 2015 NYSEG and RG&E initiated a distribution rate case to ensure that the companies are able to continue to provide safe, adequate and reliable service, continue to make investments to modernize infrastructure, enhance low income programs and improve both gas and electric reliability, while maintaining the Companies’ financial integrity. On February 19, 2016, NYSEG, RG&E and other signatory parties filed a joint proposal, or the proposal, with the NYPSC for a three-year rate plan for electric and gas service at NYSEG and RG&E commencing May 1, 2016. The proposal was approved on June 15, 2016 by the NYPSC. The proposal balanced the varied interests of the signatory parties including but not limited to maintaining the companies’ credit quality and mitigating the rate impacts to customers.  The proposal reflects many customer benefits including acceleration of the companies’ natural gas leak prone main replacement programs and increased funding for electric vegetation management to provide continued safe and reliable service. The allowed rate of return on common equity for NYSEG Electric, NYSEG Gas, RG&E Electric and RG&E Gas is 9.00%.  The equity ratio for each company is 48%. The proposal includes an ESM applicable to each company.  The customer share of earnings would increase at higher ROE levels, with customers receiving 50%, 75% and 90% of earnings over 9.5%, 10.0% and 10.5% of ROE, respectively, in the first rate year. Earnings are based on the lower of the actual equity ratio or 50%. Earnings thresholds increase in subsequent rate years. The proposal reflects the recovery of deferred NYSEG Electric storm costs of approximately $262 million, of which $123 million will be amortized over ten years and the remaining $139 million will be amortized over five years.  The proposal also continues reserve accounting for qualifying Major Storms ($21.4 million annually for NYSEG Electric and $2.5 million annually for RG&E Electric). Incremental maintenance costs incurred to restore service in qualifying divisions will be chargeable to the Major Storm Reserve provided they meet certain thresholds.

•

Maine. On May 1, 2013, CMP filed a distribution service rate case in order to recover past and future investments and provide safe and adequate service. On August 25, 2014, MPUC approved a stipulation agreement that provided for a distribution rate increase of approximately $24.3 million, effective July 1, 2014, with an allowed ROE of 9.45% and an allowed equity ratio of 50%.

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

•

Connecticut. In December 2016, PURA approved distribution rate schedules for UI for three years that became effective January 1, 2017 and which, among other things, provides for $57 million of cumulative distribution rate increases, an allowed ROE of 9.10% based on 50% equity, continued UI’s existing earnings sharing mechanism, continued the existing decoupling mechanism (under which the actual energy delivery revenues are compared on a periodic basis with the authorized delivery revenues and the difference accrued, for refund to or recovery from customers, as applicable), and approved the continuation of the requested storm reserve

The allowed ROEs established by PURA for CNG and SCG, are 9.18% and 9.36%, respectively.  SCG and CNG each have purchased gas adjustment clauses that enable them to pass their reasonably incurred cost of gas purchases through to customers.  These clauses allow utilities to recover costs associated with changes in the market price of purchased natural gas, substantially eliminating exposure to natural gas price risk.

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

•

Massachusetts.  BGC’s rates are established by the DPU.  BGC’s 10-year rate plan, which was approved by the DPU and included an approved ROE of 10.5%, expired on January 31, 2012.  BGC continues to charge the rates that were in effect at the end of the rate plan. In accordance with the approval by the DPU of the acquisition, BGC agreed not to file a rate case for new rates effective before June 1, 2018.

In addition, as a result of a restructuring of the utility industry in New York, Maine, Connecticut and Massachusetts, most of Networks’ distribution utilities’ customers have the opportunity to purchase their electricity or natural gas supplies from third-party energy supply vendors. Most customers in New York, however, continue to purchase such supplies through the distribution utilities under regulated energy rates and tariffs. In Maine, CMP customers can also purchase electric supply from competitive providers but the majority receives baseline standard offer service that is provided through a MPUC procurement process. Networks’ regulated utilities in New York, Connecticut and Massachusetts and MNG purchase electricity or natural gas from unaffiliated wholesale suppliers and recover the actual approved costs of these supplies on a pass-through basis, as well as certain costs associated with industry restructuring, through reconciling rate mechanisms that are periodically adjusted.

In April 2014 the NYPSC instituted its Reforming the Energy Visions, or REV, proceeding, the goals of which are to improve electric system efficiency and reliability, encourage renewable energy resources, support DER, and empower customer choice. In this proceeding, the NYPSC is examining the establishment of a Distributed System Platform, or DSP, to manage and coordinate DER, and provide customers with market data and tools to manage their energy use. The NYPSC has determined distribution utilities should be the DSP providers. The NYPSC also is examining how its regulatory practices should be modified to incent utility practices to promote REV proceeding objectives. The REV proceeding involves a two-phased schedule with an initial order relating to policy determinations for DSP and related matters issued in February 2015 and an initial order for regulatory design and regulatory matters issued in May 2016. All electric utilities were ordered to file an initial Distributed System Implementation Plan, or DSIP, by June 30, 2016.  The DSIP was filed by NYSEG and RG&E and included information regarding the potential deployment of Automated Metering Infrastructure, or AMI.  A separate petition for the cost recovery associated with full deployment of AMI was filed by NYSEG and RG&E in December 2016.

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

New Renewable Source Generation

Under Connecticut law Public Act 11-80, or PA 11-80, Connecticut electric utilities are required to enter into long-term contracts to purchase Connecticut Class I Renewable Energy Certificates, or RECs, from renewable generators located on customer premises. Under this program, UI is required to enter into contracts totaling approximately $200 million in commitments over approximately 21 years. The obligations will phase in over a six-year solicitation period, and are expected to peak at an annual commitment level of about $13.6 million per year after all selected projects are online. Upon purchase, UI accounts for the RECs as inventory. UI expects to partially mitigate the cost of these contracts through the resale of the RECs. PA 11-80 provides that the remaining costs (and any benefits) of these contracts, including any gain or loss resulting from the resale of the RECs, are fully recoverable from (or credited to) customers through electric rates.

On October 23, 2013, PURA approved UI’s renewable connections program filed in accordance with PA 11-80, pursuant to which UI will develop up to 10 MW of renewable generation. The costs for this program will be recovered on a cost of service basis. PURA established a base ROE to be calculated as the greater of: (A) the current UI authorized distribution ROE (currently 9.10%) plus 25 basis points and (B) the current authorized distribution ROE for The Connecticut Light and Power Company, or CL&P, (currently 9.17%), less target equivalent market revenues (reflected as 25 basis points). In addition, UI will retain a percentage of the market revenues from the project, which percentage is expected to equate to approximately 25 basis points on a levelized basis over the life of the project. UI expects the cost of this program, a planned 2.8 MW fuel cell facility in New Haven, solar photovoltaic and fuel cell facilities totaling 5 MW in Bridgeport, and a 2.2 MW fuel cell facility in Woodbridge, to be approximately $47 million.

Pursuant to Section 8 of Connecticut Public Act 13-303, “An Act Concerning Connecticut’s Clean Energy Goals,” in January 2014, at DEEP’s direction, UI entered into three contracts for the purchase of RECs associated with an aggregate of 5.7 MW of energy production from biomass plants in New England. The costs of these agreements will be fully recoverable through electric rates.

Pursuant to Connecticut statute, in January 2017, UI entered into a master agreement with the Connecticut Green Bank to procure Connecticut Class I RECs produced by residential solar installations in 15 year tranches, with a final tranche to commence no later than 2022. UI’s contractual obligation is to procure 20% of RECs produced by about 255 MW of residential solar installations. Connecticut statutes provides that the net costs (and any benefits) of these contracts, including any gain or loss resulting from the resale of the RECs, are fully recoverable from (or credited to) customers through electric rates.

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

Pursuant to Maine Law 35-A M.R.S.A §3604, the MPUC is authorized to direct Maine Transmission and Distribution Utilities to enter into long-term contracts to purchase capacity, energy and renewable energy credits from up to 50 MW of qualifying Community-Based Renewable Energy facilities. In accordance with §3604, on October 22, 2016, CMP commenced purchases from Athens Energy LLC for a contract term of three years. CMP purchase obligations under the Athens contract are approximately $6 million per year. Under the provisions of §3604 and MPUC implementing orders, CMP will periodically auction the purchased products from Athens for resale to wholesale market purchasers and recover any differences between power purchase costs and resale revenues through a reconcilable component of its retail distribution rates. Although the MPUC has certified several additional Community - Based Renewable Energy generation projects under §3604 and authorized similar power purchase agreements between these sellers and CMP, no additional facilities have advanced to operational status.

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

Under the federal Toxic Substances Control Act, the Environmental Protection Agency, or EPA, has issued regulations that control the use and disposal of Polychlorinated Biphenyls, or PCBs.  PCBs were widely used as insulating fluids in many electric utility transformers and capacitors manufactured before the federal Toxic Substances Control Act prohibited any further manufacture of such PCB equipment.  Fluids with a concentration of PCBs higher than 500 parts per million and materials (such as electrical capacitors) that contain such fluids must be disposed of through burning in high temperature incinerators approved by the EPA.  For our gas distribution companies, PCBs are sometimes found in the distribution system.  Networks tests any distribution piping being removed or repaired for the presence of PCBs and comply with relevant disposal procedures, as needed.

Under the federal Resource Conservation and Recovery Act, or RCRA, the generation, transportation, treatment, storage and disposal of hazardous wastes are subject to regulations adopted by the EPA.  All of Networks’ subsidiaries have complied with the notification and application requirements of present regulations, and the procedures by which the subsidiaries handle, store, treat and dispose of hazardous waste products comply with these regulations.

Prior to the last quarter of the 20th century, when environmental best practices laws and regulations were implemented, utility companies, including Networks’ subsidiaries, often disposed of residues from operations by depositing or burying them on-site or disposing of them at off-site landfills or other facilities.  Typical materials disposed of include coal gasification byproducts, fuel oils, ash, and other materials that might contain PCBs or that otherwise might be hazardous. In recent years it has been determined that such disposal practices, under certain circumstances, can cause groundwater contamination.

Renewables. Renewables’ projects are subject to a variety of state environmental review and permitting requirements. Many states where Renewables’ projects are located, or may be located in the future, have laws that require state agencies to evaluate a broad array of environmental impacts before granting state permits. Generally, State agencies evaluate similar issues as federal agencies, including the project’s impact on wildlife, historic sites, aesthetics, wetlands and water resources, agricultural operations and scenic areas. States may impose different or additional monitoring or mitigation requirements than federal agencies. Additional approvals may be required for specific aspects of a project, such as stream or wetland crossings, impacts to designated significant wildlife habitats, storm water management and highway department authorizations for oversize loads and state road closings during construction. Permitting requirements related to transmission lines may be required in certain cases.

Renewables’ projects also are subject to local environmental and regulatory requirements, including county and municipal land use, zoning, building and transportation requirements. Permitting at the local municipal or county level often consists of obtaining a special use or conditional use permit under a land use ordinance or code, or, in some cases, rezoning is required for a project. Obtaining a permit usually requires that Renewables demonstrates that the project will conform to certain development standards specified under the ordinance so that the project is compatible with existing land uses and protects natural and human environments. Local or state regulatory agencies may require modeling and measurement of permissible sound levels in connection with the permitting and approval of Renewables’ projects. Local or state agencies also may require Renewables to develop decommissioning plans for dismantling the project at the end of its functional life and establish financial assurances for carrying out the decommissioning plan.

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

Global Climate Change and Greenhouse Gas Emission Issues

Global climate change and greenhouse gas emission issues continue to receive an increased focus from state governments and the federal government.  In November 2010, the EPA published final rules for monitoring and reporting requirements for petroleum and natural gas systems that emit greenhouse gases under the authority of the Clean Air Act beginning in 2011.  These regulations apply to facilities that emit greenhouse gases above the threshold level of 25,000 metric tons equivalent per year.  SCG and CNG both exceed this threshold and are subject to reporting requirements. The LNG facilities owned and/or contracted by SCG and CNG are also subject to the monitoring and reporting requirements under the regulations. Similarly, Networks is subject to reporting requirements under provisions of the greenhouse gases regulations, which regulate electric transmission and distribution equipment that emit sulfur hexafluoride.

We are continuously evaluating the regulatory risks and regulatory uncertainty presented by climate change and greenhouse gas emission.  Such concerns could potentially lead to additional rules and regulations that impact how we operate our business.  We expect that any costs of these rules and regulations would be recovered from customers.

OSHA and Certain Other Federal Safety Laws

Our operating subsidiaries are subject to the requirements of the federal Occupational Safety and Health Act, as amended, or OSHA, and comparable state laws that regulate the protection of the health and safety of employees. In addition, OSHA’s hazard communication standard and standards administered by other federal as well as state agencies, including the Emergency Planning and Community Right to Know Act and the related implementing regulations require that information be maintained about hazardous materials used or produced in operations of our subsidiaries and that this information be provided to employees, state and local government authorities and citizens.

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

On September 16, 2015, UI signed the consent order that was issued by DEEP in August 2016 related to the investigation and remediation of the English Station site.  The consent order requires UI to investigate and remediate certain environmental conditions within the perimeter of the English Station site. Under the consent order, to the extent that the cost of this investigation and remediation is less than $30 million, UI is required to remit to the State of Connecticut the difference between such cost and $30 million to be applied to a public purpose as determined in the discretion of the Governor of the State of Connecticut, the Attorney General of the State of Connecticut, and the Commissioner of DEEP. However, UI is obligated to comply with the consent order even if the cost of such compliance exceeds $30 million. The State may discuss options with UI on recovering or funding any cost above $30 million, such as through public funding or recovery from third parties, however it is not bound to agree to or support any means of recovery or funding.

Customers

Networks delivers natural gas and electricity to residential, commercial and institutional customers through its regulated utilities in New York, Maine, Connecticut and Massachusetts. Networks’ customer payment terms are regulated by the states of New York, with respect to NYSEG and RG&E; Maine, with respect to CMP and MNG; Connecticut, with respect to UI, SCG and CNG; and Massachusetts, with respect to BGC, and each of the regulated utilities must provide extended payment arrangements to customers for past due balances. See “—Networks” for more information relating to the customers of Networks.

Renewables sells the majority of its output to large investor-owned utilities, public utilities and other credit-worthy entities. Additionally, Renewables generates and provides power, among other services, to federal and state agencies, institutional retail and joint action agencies. Offtakers typically purchase renewable energy from Renewables through long-term power purchase agreements, or PPAs, allowing Renewables to limit its exposure to market volatility. Approximately 62% of Renewables’ wind generating capacity is fully committed under PPAs as of December 31, 2016, with an average duration of 9.5 years. Renewables also delivers thermal output to wholesale customers in the Western United States.

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

Networks faces competition from self-contained micro-grids that integrate renewable energy sources in the areas served by Networks. However, there has been limited development of these micro-grids in Networks’ service areas to date, and Networks expects that growth in distributed generation of renewable energy will continue due to financial incentives being provided by federal and state legislation. Networks has experienced significant growth in alternative distribution sources of generation on its network over the past ten years, with approximately 90% of the growth coming from solar photovoltaic facilities.

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

Gas, through its subsidiaries, Enstor, Inc. and Enstor Energy Services, LLC, faces competition from others in the natural gas market. Enstor, Inc. encounters regional competition, such as in the Gulf South region, from other independent natural gas storage providers, a combination of interstate and intrastate pipeline companies and local distribution companies. Furthermore, Enstor Energy Services, LLC competes with various entities, ranging from natural gas marketing companies, to financial institutions and producer/marketers.

Properties

Networks

The following table sets forth certain information relating to Networks’ electricity generation facilities and their respective locations, type and installed capacity as of December 31, 2016. Unless noted otherwise, Networks owns each of these facilities.

Operating Company	Facility Location	Facility Type	Installed Capacity (in MW)	Year(s) Commissioned
NYSEG	Newcomb, NY	Diesel Turbine	1.7	1967
NYSEG	Auburn, NY(1)	Natural Gas Turbine	7.3	2000
NYSEG	Eastern New York (6 locations)	Hydroelectric	61.4	1921—1983
RG&E	Rochester, NY (3 locations)	Hydroelectric	57.1	1917—1960

(1)	The Auburn, NY natural gas turbine generating unit is leased.

UI is also party to a 50-50 joint venture with certain affiliates of NRG Energy, Inc. in GCE Holding LLC, whose wholly owned subsidiary, GenConn, operates two 188 MW peaking generation plants, GenConn Devon and GenConn Middletown, in Connecticut.

The following table sets forth certain operating data relating to the electricity transmission and distribution activities of each of Networks’ regulated utilities as of December 31, 2016.

Utility	State	Substations	Transmission Lines (in miles)	Overhead Distribution Lines (in pole miles)	Underground Lines (in miles)	Total Distribution (in miles)	Electricity Customers
NYSEG	New York	435	4,463	32,319	2,702	35,021	885,000
RG&E	New York	153	1,025	6,091	2,834	8,925	375,000
CMP	Maine	209	2,856	21,056	1,428	22,484	616,979
UI	Connecticut	29	138	3,284	202	3,486	331,216

The following table sets forth certain operating data relating to the natural gas transmission and distribution activities of each of Networks’ regulated utilities, as of December 31, 2016.

Utility	State	Natural Gas Customers	Transmission Pipeline (in miles)	Distribution Pipeline (in miles)
NYSEG	New York	265,000	20	8,151
RG&E	New York	310,000	105	10,592
MNG	Maine	4,588	2	199
SCG	Connecticut	196,232	—	2,391
CNG	Connecticut	176,420	—	2,118
BGC	Massachusetts	39,813	—	763

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

Renewables

The following table sets forth Renewables’ portfolio of wind projects as of December 31, 2016. Unless noted otherwise, Renewables wholly owns each of these facilities.

Location	Wind Project	Turbines	Total Installed Capacity (MW)	Commercial Operation Date	North American Electric Reliability Corporation (“NERC”) Region
Arizona	Dry Lake I	30 (Suzlon S88, 2.1 MW)	63	2009	WECC
	Dry Lake II	31 (Suzlon, 2.1 MW)	65	2010
California	Dillon	45 (Mitsubishi, 1 MW)	45	2008	WECC
	Manzana	126 (GE, 1.5 MW)	189	2011	WECC
	Mountain View III	34 (Vestas V47, 0.66 MW)	22	2003	WECC
	Phoenix Wind Power	3 (Neg Micon (Vestas), 0.66 MW)	2	1999	WECC
	Shiloh	100 (GE, 1.5 MW)	150	2006
Colorado	Colorado Green(1)	54 (GE, 1.5 MW)	81	2003	WECC
	Twin Buttes	50 (GE, 1.5 MW)	75	2007
Illinois	Providence Heights	36 (Gamesa G87, 2.0 MW)	72	2008	MRO
	Streator Cayuga Ridge South	150 (Gamesa, 2.0MW)	300	2010
Iowa	Barton	80 (Gamesa, 2.0 MW)	160	2009	MRO
	Flying Cloud	29 (GE, 1.5 MW)	44	2004	MRO
	New Harvest	50 (Gamesa G87, 2.0W)	100	2012	MRO
	Top of Iowa II	40 (Gamesa G87, 2.0 MW)	80	2008	MRO
	Winnebago I	10 (Gamesa G83, 2.0 MW)	20	2008	MRO
Kansas	Elk River	100 (GE, 1.5 MW)	150	2005	MRO
Massachusetts	Hoosac	19 (GE, 1.5 MW)	29	2012	NPCC
Minnesota	Elm Creek	66 (GE, 1.5 MW)	99	2008	MRO
	MinnDakota	100 (GE, 1.5 MW)	150	2008	MRO
	Trimont	67 (GE, 1.5 MW)	100	2005	MRO
	Elm Creek II	62 (Mitsubishi, 2.4)	149	2010	MRO
	Moraine I	34 (GE, 1.5 MW)	51	2003	MRO
	Moraine II	33 (GE, 1.5 MW)	50	2009	MRO
Missouri	Farmers City	73 (Gamesa G87, 2.0 MW)	146	2009	MRO
New Hampshire	Groton	24 (Gamesa G87, 2.0 MW)	48	2012	NPCC
	Lempster	12 (Gamesa, 2 MW)	24	2008	NPCC
New York	Hardscrabble	37 (Gamesa G90, 2MW)	74	2011	NPCC
	Maple Ridge I(2)	70 (Vestas V82, 1.65 MW)	116	2006	NPCC
	Maple Ridge II(2)	27 (Vestas V82, 1.65 MW)	45	2006	NPCC
North Carolina	Amazon Wind Farm US - East	104 (Gamesa G114, 2.0 MW)	208	2016	SERC
North Dakota	Rugby	71 (Suzlon S88, 2.1 MW)	149	2009	MRO
Ohio	Blue Creek	152 (Gamesa G90 – 2.0 MW)	304	2012	RFC
Oregon	Hay Canyon	48 (Suzlon S88, 2.1 MW)	101	2009	WECC
	Klondike I	16 (GE, 1.5 S – 1.5 MW)	24	2001	WECC
	Klondike II	50 (GE, 1.5 S – 1.5 MW)	75	2005	WECC
	Klondike III	44 (Siemens, 2.3 MW); 80 (GE, 1.5 SLE, 1.5 MW); 1 (Mitsubishi, 2.4 MW)	224	2007	WECC
	Klondike IIIa	51 (GE, 1.5 MW)	77	2008	WECC
	Leaning Juniper II	74 (GE, 1.5 MW); 43 (Suzlon, 2.1 MW)	201	2011	WECC
	Pebble Springs	47 (Suzlon S88/2100, 2.1 MW)	99	2009	WECC
	Star Point	47 (Suzlon, 2.1 MW)	99	2010	WECC
Pennsylvania	Casselman	23 (GE, 1.5 MW)	35	2008	RFC
	Locust Ridge I	13 (Gamesa G87, 2.0)	26	2006	RFC
	Locust Ridge II	51 (Gamesa G83, 2.0 MW)	102	2009	RFC
	South Chestnut	23 (Gamesa, 2.0 MW)	46	2012	RFC
South Dakota	Buffalo Ridge I	24 (Suzlon, 2.1 MW)	50	2009	MRO
	Buffalo Ridge II	105 (Gamesa G87, 2.0 MW)	210	2010	MRO
Texas	Baffin	101 (Gamesa G97, 2.0 MW)	202	2015	TRE
	Barton Chapel	60 (Gamesa, 2.0 MW)	120	2009	TRE
	Peñascal I	84 (Mitsubishi, 2.4 MW)	202	2009	TRE
	Peñascal II	84 (Mitsubishi, 2.4 MW)	202	2010	TRE
Washington	Big Horn I	133 (GE, 1.5 MW)	200	2006	WECC
	Big Horn II	25 (Gamesa, 2.0 MW)	50	2010	WECC
	Juniper Canyon	63 (Mitsubishi, 2.4 MW)	151	2011	WECC

(1)	Jointly owned with Shell Wind Energy; capacity amounts represent only Renewables’ share of the wind farm.
(2)	Jointly owned with Horizon Wind Energy; capacity amounts represent only Renewables’ share of the wind farm.

Additionally, set forth below are the solar and thermal facilities operated by Renewables as of December 31, 2016. Unless otherwise noted, Renewables owns each such facility.

Facility	Location	Type of Facility	Installed Capacity (MW)	Commercial Operation Date
Copper Crossing Solar Ranch	Pinal County, Arizona	Solar	20	2011
San Luis Valley Solar Ranch(1)	Alamosa County, Colorado	Solar	30	2012
Klamath Cogeneration	Klamath Falls, Oregon	Thermal	536	2001
Klamath Peakers	Klamath Falls, Oregon	Thermal	100	2009

(1)	Operated pursuant to a sale-and-leaseback agreement.

Gas

Gas owns and operates four natural gas storage facilities, all near key trading hubs. The following table provides an overview of these storage facilities as of December 31, 2016. Unless noted otherwise, Enstor, Inc., a wholly-owned direct subsidiary of Gas, owns and operates each of these facilities.

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

Infrastructure Protection and Cyber Security Measures

We have risk based security measures in place designed to protect our facilities, assets and cyber-infrastructure, such as our transmission and distribution system.

While we have not had any significant security breaches, a physical security intrusion could potentially lead to theft and the release of critical operating information. In addition to physical security intrusions, a cyber breach could potentially lead to theft and the release of critical operating information or confidential customer information.

To manage these operational risks, pursuant to the AVANGRID Cybersecurity Risk Policy approved by the AVANGRID board and the Corporate Security Policy of Iberdrola, S.A. adopted by our board, we have implemented cyber and physical security measures and continue to strengthen our security posture by improving and expanding our physical and cyber security capabilities to protect critical assets.

In an effort to reduce our vulnerability to cyber attacks, we have appointed an officer responsible for Security and established a dedicated Corporate Security Office, responsible for improving and coordinating security and NERC Compliance across the company. We have adopted a comprehensive company-wide physical and cyber security program, which is supported by a governance program to manage, oversee and assist us in meeting our corporate, legal, and regulatory responsibilities with regard to the protection of our cyber, physical and information assets.

However, as threats evolve and grow increasingly more sophisticated, we cannot ensure that a potential security breach may not occur or quantify the potential impact of such an event. We continue to invest in technology, processes, security measures and services to predict, detect, mitigate and protect our assets, both physical and cyber. These investments include upgrades to our cyber-

infrastructure assets, network architecture and physical security measures, and compliance with emerging industry best practice and regulation.

Employees

As of December 31, 2016, we had 6,801 employees excluding 15 international assignees. Of these 6,801 employees, 47.6% are represented by a union. The following table provides an overview of the number of employees at each business segment as of December 31, 2016:

Business Segment	Number of Employees (excluding International Assignees)	% of Union Workforce Subject to Collective Bargaining Agreement
Networks	5,737	56.4%
Renewables	731	—
Gas	107	—
Corporate	226	—
Total	6,801	47.6%

We have not experienced any work stoppages in the last five years and enjoy good relations with our labor unions. Virtually all of our employees work full‑time.

Available Information

Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed with the SEC may be requested, viewed, or downloaded on-line, free of charge, on our website www.avangrid.com. Printed copies of these reports may be obtained free of charge by writing to our Investor Relations Department at 157 Church Street, New Haven, Connecticut, 06506.

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

The operations of our businesses are subject to, and influenced by, complex and comprehensive federal, state and local regulation and legislation, including regulations promulgated by state utility commissions and the FERC. This extensive regulatory and legislative framework, portions of which are more specifically identified in the following risk factors, regulates, among other things and to varying degrees, the industries in which our subsidiaries operate, our business segments, rates for our products and services, financings, capital structures, cost structures, construction, environmental obligations (including in respect of, among others, air emissions, water consumption, water discharge, protections for wildlife and humans, nuisance prohibitions and allowances, and regulation of gas infrastructure operations, and associated environmental and facility permitting), development and operation of electric generation facilities and electric and gas transmission and distribution facilities, natural gas transportation, processing and storage facilities, acquisition, disposal, depreciation and amortization of facilities and other assets, service reliability, hedging, derivatives transactions and commodities trading.

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

Our businesses are subject to the jurisdiction of various federal, state and local regulatory agencies including, but not limited to, the FERC, the CFTC, the DOE, and the EPA. Further, Networks’ regulated utilities in New York, Maine, Connecticut and Massachusetts are subject to the jurisdiction of the NYPSC, the MPUC, the New York State Department of Environmental Conservation, the Maine Department of Environmental Protection, the PURA, the CSC, the DEEP, and the DPU. These regulatory agencies cover a wide range of business activities, including, among other items, the retail and wholesale rates for electric energy, capacity and ancillary services, and for the transmission and distribution of these products, the costs charged to Networks’ customers through tariffs including cost recovery clauses, the terms and conditions of Networks’ services, procurement of electricity for Networks’ customers, issuances of securities, the provision of services by affiliates and the allocation of those service costs, certain accounting matters, and certain aspects of the siting, construction and transmission and distribution systems. The FERC has the authority to impose penalties, which could be substantial, for violations of the FPA, the NGA, or related rules, including reliability and cyber security rules as described in further detail below. The Financial Accounting Standards Board, or FASB, or the SEC, may enact new accounting standards that could impact the way we are required to record revenue, expenses, assets and liabilities. Certain regulatory agencies have the authority to review and disallow recovery of costs that they consider excessive or imprudently incurred and to determine the level of return that our businesses are permitted to earn on invested capital.

The regulatory process, which may be adversely affected by the political, regulatory and economic environment in New York, Maine, Connecticut and Massachusetts, as applicable, may limit our ability to increase earnings and does not provide any assurance as to achievement of authorized or other earnings levels.  The disallowance of the recovery of costs incurred by us or a decrease in the rate of return that we are permitted to earn on our invested capital could have a material adverse effect on our business, results of operation, financial condition and cash flows.  Certain of these regulatory agencies also have the authority to audit the management and operations of our businesses in New York, Maine, Connecticut and Massachusetts and require or recommend operational changes.  Such audits and post-audit work requires the attention of our management and employees and may divert their attention from other regulatory, operational or financial matters.  The last management audit of UI by PURA was completed in 2015.  This audit resulted in 64 recommendations. The last management audit of CNG and SCG was completed in 2016. This audit resulted in approximately 94 recommendations. The

NYPSC completed an operations staffing audit of all NY utilities in January 2017. The audit is under review and we expect it will result in approximately 17 specific recommendations for NYSEG and RG&E and one general recommendation for all NY utilities. The NYPSC plans to conduct a management audit of NYSEG and RG&E in 2017. The audit is expected to be completed in early 2018. We cannot predict the outcome of these audits.

As previously described, we are subject to a variety of federal, state, local laws and regulations. The introduction of new laws or regulations or changes in existing laws or regulations, or the interpretation thereof, may alter the environment in which we do business and could increase the costs of doing business for us or restrict our actions and adversely affect our financial condition, operating results and cash flows.

Any failure to meet the reliability standards mandated by NERC could have a material adverse effect on our business, results of operation, financial condition and cash flows.

As a result of the EPAct 2005, owners, operators and users of bulk electric systems are subject to mandatory reliability standards developed by NERC and are subject to oversight by the FERC in the U.S. and governmental authorities in Canada. The standards are based on the functions that need to be performed to ensure that the bulk electric system operates reliably. Networks’ and Renewables’ businesses have been, and will continue to be, subject to routine audits and monitoring with respect to compliance with applicable NERC reliability standards, including standards approved by the FERC that could result in an increase in the number of assets (including cyber-security assets) designated as “critical assets,” which would subject such assets to NERC cyber-security standards. NERC and the FERC can be expected to continue to refine existing reliability standards as well as develop and adopt new reliability standards. Compliance with modified or new reliability standards may subject Networks’ and/or Renewables’ businesses to new requirements resulting in higher operating costs and/or increased capital expenditures. If Networks’ and/or Renewables’ businesses were found not to be in compliance with the mandatory reliability standards, it could be subject to penalties of up to $1.0 million per day per violation. Both the costs of regulatory compliance and the costs that may be imposed as a result of any actual or alleged compliance failures could have a material adverse effect on our business, results of operation, financial condition and prospects. NYSEG and RG&E will have onsite NERC operational audit and NYSEG, RG&E and CMP will have onsite CIP audit in 2017.  We cannot predict the outcome of these audits.

The NYPSC has initiated a proceeding that may result in the alteration of the public utility model in New York State and could materially and adversely impact our business and operations in New York State.

In April 2014, the NYPSC commenced a proceeding titled REV, which is an initiative to reform New York State’s energy industry and regulatory practices. REV has followed several simultaneous paths, including a formal Track 1 dealing with market design and platform technology and Track 2 dealing with regulatory reform. REV’s objectives include the promotion of more efficient use of energy, increased utilization of renewable energy resources such as wind and solar in support of New York State’s renewable energy goals, and wider deployment of “distributed” energy resources, such as micro grids, on-site power supplies, and storage. Track 1 of the REV initiative involves the examination of the role that distribution utilities will have in the enablement of market-based deployment of DER to promote load management, system efficiency, and peak load reductions. NYSEG and RG&E are participating in all aspects of the REV initiative with other New York utilities as well as providing their unique perspective. PSC staff has conducted public statement hearings across New York State regarding REV.

Various other REV-related proceedings have also been initiated by the PSC, each of which is following its own schedule. These proceedings include the Clean Energy Fund, Demand Response Tariffs, Community Choice Aggregation, Large Scale Renewables, and Community Distributed Generation. As part of this initiative, NYSEG and RG&E entered into agreements with NYSERDA for Renewable Energy Credits (RECs) and Zero-Emission Credits (ZECs) in 2017 and have prepared updated tariffs for collection and payment.

Track 2 of the REV initiative is also underway, and through a NYPSC Staff Whitepaper review process, is examining potential changes in current regulatory, tariff, market design and incentive structures which could better align utility interests with achieving New York State and NYPSC policy objectives. New York utilities will also be addressing related regulatory issues in their individual rate cases. A Track 2 order was issued in May 2016, and includes guidance related to the potential for Earnings adjustment mechanisms (EAMs), platform service revenues, innovative rate designs, and data utilization and security. The companies, in December 2016, filed a proposal for the implementation of EAMs in the areas of system efficiency, energy efficiency, interconnections, and clean air. A collaborative process to review the companies’ petition is expected to begin in the first quarter of 2017.

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

The existing FERC-approved ISO-NE, transmission tariff allocates the costs of transmission facilities that provide regional benefits to all customers of participating transmission-owning utilities in New England. As new investment in regional transmission infrastructure occurs in any one state, its cost is shared across New England in accordance with a FERC-approved formula found in the transmission tariff. Participating New England transmission owners’ agreement to this regional cost allocation is set forth in the transmission operating agreement. This agreement can be modified with the approval of a majority of the transmission-owning utilities and approval by the FERC. In addition, other parties, such as state regulators, may seek certain changes to the regional cost allocation formula, which could have adverse effects on the rates Networks’ distribution companies in New England charge their retail customers. FERC has found that the New England rate protocols lacked transparency and have established a hearing and settlement procedures.  We cannot predict the outcome of this proceeding.

The FERC has issued rules requiring all RTOs, and transmission owning utilities to make compliance changes to their tariffs and contracts in order to further encourage the construction of transmission for generation, including renewable generation. This compliance will require RTOs (such as ISO-NE and NYISO) and the transmission owners in New England and New York to develop methodologies that allow for regional planning and cost allocation for transmission projects chosen in the regional plan that are designed to meet public policy goals such as reducing greenhouse gas emissions or encouraging renewable generation. Such compliance may also allow non-incumbent utilities and other entities to participate in the planning and construction of new projects in Networks’ service areas and regionally.

Changes in RTO tariffs, transmission owners’ agreements, or legislative policy, or implementation of these new FERC planning rules, could adversely affect our transmission planning, results of operations, financial condition and cash flows.

We are subject to numerous environmental laws, regulations and other standards, including rules and regulations with respect to climate change, which could result in capital expenditures, increased operating costs and various liabilities, and could require us to cancel or delay planned projects or limit or eliminate certain operations.

Our businesses are subject to environmental laws and regulations, including, but not limited to, extensive federal, state and local environmental statutes, rules and regulations relating to air quality, water quality and usage, climate change, emissions of greenhouse gases (including, but not limited to carbon dioxide), waste management, hazardous wastes (including the clean-up of former manufactured gas and electric generation facilities), marine, avian and other wildlife mortality and habitat protection, historical artifact preservation, natural resources and health and safety (including, but not limited to, electric and magnetic fields from power lines and substations, and ice throw, shadow flicker and noise related to wind turbines) that could, among other things, prevent or delay the development of power generation, power or natural gas transmission, or other infrastructure projects, restrict the output of some existing facilities, limit the availability and use of some fuels required for the production of electricity, require additional pollution control equipment, and otherwise increase costs, increase capital expenditures and limit or eliminate certain operations. There are significant capital, operating and other costs associated with compliance with these environmental statutes, rules and regulations, and those costs could be even more significant in the future as a result of new legislation, the current trend toward more stringent standards, and stricter and more expansive application and enforcement of existing environmental regulations. For example, new laws, regulations or treaties relating to climate change could mandate new or increased requirements to control or reduce the emission of greenhouse gases, such as carbon dioxide, taxes or fees on fossil fuels or emissions, cap and trade programs, emission limits and clean or renewable energy standards or mandates that require curtailment of operations for certain periods of time due to potential electromagnetic interference. Violations of current or future laws, rules, regulations or other standards could expose our subsidiaries to regulatory and legal proceedings, disputes with, and legal challenges by, third parties, and potentially significant civil fines, criminal penalties and other sanctions, which could have an adverse effect on our operations, financial condition and cash flows.

Our regulated utility operations may not be able to recover costs in a timely manner or at all or obtain a return on certain assets or invested capital through base rates, cost recovery clauses, other regulatory mechanisms or otherwise.

Our regulated utilities in New York, Maine, Connecticut and Massachusetts are subject to periodic review of their rates by the NYPSC, MPUC, PURA and DPU, respectively, and the retail rates charged to our regulated utilities’ customers through base rates and cost recovery clauses are subject to the jurisdiction of the NYPSC, MPUC, PURA and DPU, as applicable. New rates may be proposed by Network’s businesses, which are then subject to review, modification and final authorization and implementation by regulators. Alternatively, regulators may review the rates of Networks’ regulated utilities on their own motion. Networks’ regulated utilities’ rate plans cover specified periods, but rates determined pursuant to a plan generally continue in effect until a new rate plan is approved by the state utility regulator. Networks’ regulated utilities’ business rate plans approved by state utility regulators limit the rates Networks’ regulated utilities can charge their customers. The rates are generally designed for, but do not guarantee, the recovery of Networks’ regulated utilities’ respective cost of service and the opportunity to earn a reasonable rate of return (ROE). Actual costs may increase due to inflation or other factors and exceed levels provided for such costs in the rate plans for Networks’ regulated utilities. Utility regulators can initiate proceedings to prohibit Networks’ regulated utilities from recovering from their customers the cost of service (including energy costs) that the regulators determine to have been imprudently incurred. Networks’ regulated utilities defer for future recovery certain costs including major storm costs and environmental costs. In a number of proceedings in recent years, Networks’ regulated subsidiaries have been denied recovery, or deferred recovery pending the next general rate case, including denials or deferrals related to major storm costs and construction expenditures. In some instances, denial of recovery may cause the regulated subsidiaries to record an impairment of assets.  If Networks’ regulated utilities’ costs are not fully and timely recovered through the rates ultimately approved by regulators, our cash flows, results of operations and financial condition, and our ability to earn a return on investment and meet financial obligations, could be adversely affected.

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

In addition, there are pending challenges at the FERC against New England transmission owners (including UI and CMP) seeking to lower the ROE that these transmission owners are allowed by the FERC to receive for wholesale transmission service pursuant to the ISO-NE Open Access Transmission Tariff. Reductions to ROE adversely impact the revenues that Networks’ regulated utilities receive from wholesale transmission customers and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Violations of wildlife protection laws in certain jurisdictions may result in civil or criminal penalties, including violations of certain laws protecting migratory birds, endangered species and eagles. The ESA and analogous state laws restrict activities without a permit that may adversely affect endangered and threatened species or their habitat. The ESA also provides for private causes of actions against a development project, an operating facility, or the agency that oversees the alleged violation of law. Similar protections are offered to migratory birds under the MBTA, which implements various treaties and conventions between the United States and certain other nations for the protection of migratory birds and, pursuant to which the taking, killing or possessing of migratory birds is unlawful. Complying with the state and federal laws protecting migratory birds, endangered species and eagles may require implementation of operating restrictions or a temporary, seasonal, or permanent ban on operations in affected areas, which can have a material adverse effect on the revenue of those projects. For example, there have been recent sightings of the protected California condor at Renewables’ Manzana wind facility. Any incidental taking of a California condor could result in substantial financial, legal and reputational harm to us. The DOJ is currently investigating Renewables for potential violations under the MBTA and the ESA at its Blue Creek facility. We cannot predict the outcome of this investigation.

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

Our operating subsidiaries’ purchases and sales of energy commodities and related transportation and services expose us to potential regulatory risks that could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Under the EPAct 2005 and the Dodd-Frank Act, our businesses are subject to enhanced FERC and CFTC statutory authority to monitor certain segments of the physical and financial energy commodities markets. These agencies have imposed broad regulations prohibiting fraud and manipulation of the electricity and gas markets. Under these laws, the FERC and CFTC have promulgated new regulations that have increased compliance costs and imposed new reporting requirements on our businesses. For example, the Dodd-Frank Act substantially increased regulation of the over-the-counter derivative contracts market and futures contract markets, which impacts our businesses. The new regulations require our operating subsidiaries to comply with certain margin requirements for our over-the-counter derivative contracts with certain CFTC- or SEC-registered entities and if the rules implementing the new regulations require us to post significant amounts of cash collateral with respect to swap transactions, this could have a material adverse effect on our liquidity. We cannot predict the impact these new regulations will have on our businesses’ ability to hedge their commodity and interest rate risks or on over-the-counter derivatives markets as a whole, but they could potentially have a material adverse effect on our businesses’ risk exposure, as well as reduce market liquidity and further increase the cost of hedging activities.

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

Trends in the general level of interest rates and in the debt capital and credit markets could increase the cost of our borrowings. Borrowings from our credit facilities and on our auction rate bonds are set by reference to the London Interbank Offer Rate, or LIBOR, and the cost of new long-term debt can be affected by the level of US treasury rates and conditions in the debt capital markets that affect credit spreads.

In addition, AVANGRID and certain of its subsidiaries are parties to revolving credit facilities that contain facility fees and borrowing spread pricing that are a function of the credit rating of the borrower. A lower credit rating automatically increases the cost of these facilities. A downgrade to the lowest investment grade rating of the borrower would likely preclude access to the commercial paper market for NYSEG and CMP, which each have commercial paper programs. Lower credit ratings would also increase the cost of debt and equity capital and, depending on the rating and market conditions, can preclude access to the debt and equity capital markets. Any of these events could have a materially adverse effect on our business, results of operations, financial condition and cash flows.

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

Weather conditions directly influence the demand for electricity and natural gas and other fuels and affect the price of energy and energy-related commodities. Severe weather, such as ice and snow storms, hurricanes and other natural disasters, such as floods and earthquakes, can be destructive and cause power outages, bodily injury and property damage or affect the availability of fuel and water, which may require additional costs or loss of revenues, for example, the costs incurred to restore service and repair damaged facilities, to obtain replacement power and to access available financing sources, may not be recoverable from customers, and could adversely affect our cash flows, results of operations and financial position. Many of our facilities could be placed at greater risk of damage should changes in the global climate produce unusual variations in temperature and weather patterns, resulting in more intense, frequent and extreme weather events, abnormal levels of precipitation and a change in sea level. A disruption or failure of electric generation, transmission or distribution systems or natural gas production, transmission, transportation, storage or distribution systems in the event of ice and snow storms, long periods of severe weather, hurricane, tornado or other severe weather event, or otherwise, could prevent us from operating our business in the normal course and could result in any of the adverse consequences described above. Because utility companies, including our regulated utilities, have large customer bases, they are subject to adverse publicity focused on the reliability of their distribution services and the speed with which they are able to respond to electric outages, natural gas leaks and similar interruptions caused by storm damage or other unanticipated events. Adverse publicity of this nature could harm our reputations and the reputations of our subsidiaries.

Furthermore, Renewables can incur damage to wind turbine equipment, either through natural events such as lightning strikes that damage blades or in-ground electrical systems used to collect electricity from turbines. Many of the operating facilities of Networks and Enstor, Inc., Gas’ wholly-owned direct subsidiary, are located either in, or close to, densely populated public places. A failure of, or damage to, these facilities, could result in bodily injury or death, property damage, the release of hazardous substances or extended service interruptions. The cost of repairing damage to Networks’ and Gas’ facilities and the potential disruption of their operations due to storms, natural disasters or other catastrophic events could be substantial. In respect of our businesses where cost recovery is available, recovery of costs to restore service and repair damaged facilities is or may be subject to regulatory approval, and any determination by the regulator not to permit timely and full recovery of the costs incurred could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

A physical attack on our transmission and distribution infrastructure could interfere with normal business operations and affect our ability to control our transmission and distribution assets. A physical security intrusion could potentially lead to theft and the release of critical operating information, which could adversely affect our operations or adversely impact our reputation, and could result in significant costs, fines and litigation. Additionally, certain of our power generation and transmission and distribution assets and equipment are at risk for theft and damage. For example, Networks is at risk for copper wire theft, especially, due to an increased demand for copper in the United States and internationally. Theft of copper wire or solar panels can cause significant disruption to Networks’ and Renewables’ operations, respectively, and can lead to operating losses at those locations. Furthermore, Renewables can incur damage to wind turbine equipment through vandalism, such as gunshots into towers or other generating equipment. Such damage can cause disruption of operations for unspecified periods which may lead to operating losses at those locations.

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

We are pursuing broader development investment opportunities related to all segments of our business, particularly in respect of additional opportunities related to electric transmission, renewable energy generation, interconnections to generating resources and other development investment opportunities. The development, construction and expansion of such projects involve numerous risks.  Various factors could result in increased costs or result in delays or cancellation of these projects. Risks include regulatory approval processes, permitting, new legislation, economic events, environmental and community concerns, negative publicity, design and siting issues, difficulties in obtaining required rights of way, construction delays and cost overruns, including delays in equipment deliveries, particularly of wind turbines or transformers, severe weather, competition from incumbent facilities and other entities, and actions of strategic partners. For example, there may be delays or unexpected developments in completing current and future construction projects. While most of Renewables’ construction projects are constructed under fixed-price and fixed-schedule contracts with construction and equipment suppliers, these contracts provide for limitations on the liability of these contractors to pay liquidated damages for cost overruns and construction delays. These circumstances could prevent Renewables’ construction projects from commencing operations or from meeting original expectations about how much electricity it will generate or the returns it will achieve.  In addition, for Renewables’ projects that are subject to PPAs, substantial delays could cause defaults under the PPAs, which generally require the completion of project construction by a certain date at specified performance levels. A delay resulting in a wind project failing to qualify for federal production tax credits could result in losses that would be substantially greater than the amount of liquidated damages paid to Renewables.  In December 2015, the Consolidated Appropriations Act, 2016 extended the expiration date for this tax credit to December 31, 2019, for wind facilities commencing construction, with a phase-down beginning for wind projects commencing construction after December 31, 2016. Furthermore, as required by Connecticut’s Comprehensive Energy Strategy, CNG and SCG filed, jointly with Yankee Gas Services Company, a comprehensive natural gas expansion plan (“Expansion Plan”) outlining a structured approach to add approximately 280,000 new gas heating customers (approximately 200,000 of which relate to SCG and CNG) state-wide over the next 10 years.  In order to serve new customers to comply with the Expansion Plan, SCG and CNG need to lay significant miles of new pipeline, maintain, expand and potentially upgrade their existing distribution and/or storage infrastructure, and build new gate stations.  Various factors may prevent or delay SCG and CNG from completing such projects or make completion more costly, such as the inability to obtain required approval from local or state regulatory and governmental bodies, public opposition to the project, lack of potential customers as a result of reduced economic benefits for switching to gas, inability to obtain adequate financing, construction delays, cost overruns, and inability to negotiate acceptable agreements relating to rights-of-way, construction or other material development components. As a result, SCG and CNG may not be able to adequately support the proposed customer growth, which would negatively impact their businesses, cash flows, results of operations and financial condition. Additionally, RG&E’s Rochester Area Reliability Project, which includes the development of a new substation and transmission lines and was approved by the NYPSC, has encountered significant delays due to the concerns of landowners. Should any of these factors result in such delays or cancellations, our growth projections, financial position, results of operations, and cash flows could be adversely affected or our future growth opportunities may not be realized as anticipated.

Advances in technology and rate design initiatives could impair or eliminate the competitive advantage of our business or could result in customer defection, which could have a material adverse effect on our growth, business, financial condition and results of operations.

The emergence of technology and initiatives designed to reduce greenhouse gas emissions or limit the effects of global warming and overall climate change has increased the development of new technologies for power generation, energy efficiency, and for investment in research and development to make those technologies more efficient and cost effective. There is a potential that new technology or rate design incentives could adversely affect the demand for services of our regulated subsidiaries thus impacting our revenues, which could adversely affect our cash flows, results of operations and financial concerns. For example, net energy metering allows electricity customers who supply their own electricity from on-site generation to pay only for the net energy obtained from the utility.  Further, the behind-the-meter storage systems and grid integration components such as inverters or electronics could result in electricity delivery customers abandoning the grid system or replacing part of grid services with self-supply or self-balancing, which could impact the return on current or future Networks’ assets deployed and designed to serve projected load. Such emergence of alternative sources of energy supply can result in customers relying on the power grid for limited use, such as in the case of a deficit or an emergency, or completely abandoning the grid, which is known as customer defection. While certain of the regulated utilities of Networks are subject to RDMs, they are either legislatively or regulatory in nature and there is no assurance such mechanisms will always be available. The progressive reduction in the costs of distributed energy assets, as a result of technological improvements, large scale deployment in certain jurisdictions and constructive support regimes could result in customer defection (individually or integrated in micro-grids) when a net benefit analysis of investing in self-supply and storage of energy compared to energy provided by utility service appears attractive for certain customer classes. Similarly, future investments in Networks could be impacted if adequate rate making does not fully contemplate the characteristics of an integrated reliable grid from a unified perspective, regardless of customer disconnection.  Further, the interoperability, integration and standard connection of these distributed energy devices and systems could place a burden on the system of Networks’ operating subsidiaries, without adequately compensating them. Furthermore, the technologies used in the renewable energy sector change and evolve rapidly.  Techniques for the production of electricity from renewable sources are constantly improving and becoming more complex.  In order to maintain Renewables’ competitiveness and expand its business, Renewables must adjust effectively to changes in technology.  If Renewables fails to react effectively to current and future technological changes in the sector in a timely manner, Renewables’ future business growth, results of operations and financial condition could be materially adversely affected.

Renewables’ revenue may be reduced significantly upon expiration or early termination of PPAs if the market price of electricity decreases and Renewables is otherwise unable to negotiate favorable pricing terms.

Renewables’ portfolio of PPAs is made up of PPAs that primarily have fixed or otherwise predetermined electricity prices for the life of the PPA. A decrease in the market price of electricity, including lower prices for traditional fossil fuels, could result in a decrease in revenues once a PPA has expired or upon a renewal of a PPA. Any decrease in the price payable to Renewables under new PPAs could have a material adverse effect on our business, results of operations, financial conditions and cash flows. For the majority of Renewables’ wind energy generation projects, upon the expiration of a PPA, the project becomes a merchant project subject to market risks, unless Renewables can negotiate a renewal of the PPA. If Renewables is not able to replace an expiring PPA with a contract on equivalent terms and conditions or otherwise obtain prices that permit operation of the related facility on a profitable basis, the affected site may temporarily or permanently cease operations. The majority of the Renewables PPAs are fixed price contracts.  An early termination of any may result in economic losses.

There are a limited number of purchasers of utility-scale quantities of electricity, which exposes Renewables’ utility-scale projects to additional risk that could have a material adverse effect on its business.

Since the transmission and distribution of electricity is highly concentrated in most jurisdictions, there are a limited number of possible purchasers for utility-scale quantities of electricity in a given geographic location, including transmission grid operators, state and investor-owned power companies, public utility districts and cooperatives. As a result, there is a concentrated pool of potential buyers for electricity generated by Renewables’ businesses, which may restrict our ability to negotiate favorable terms under new PPAs and could impact our ability to find new customers for the electricity generated by our generation facilities should this become necessary. Renewables’ PPA portfolio is mostly contracted with low risk regulated utility companies.  In the past few years, there has been increased participation from commercial and industrial businesses. The higher long term business risk profile of these companies results in increased credit risk. Furthermore, if the financial condition of these utilities and/or power purchasers deteriorated or the RPS programs, climate change programs or other regulations to which they are currently subject and that compel them to source renewable energy supplies change, demand for electricity produced by Renewables’ businesses could be negatively impacted.

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

Conversion from home heating oil to natural gas requires a significant investment by customers. If the price of natural gas does not remain sufficiently below the prices of home heating oil, current oil heating customers may elect not to convert to natural gas. Volatility in oil prices demonstrates the difficulty to predict future home heating costs. In addition, any new regulations imposed on natural gas, particularly on extraction of natural gas from shale formations, could lead to substantial increases in the price of natural gas. Reduced prices for heating oil or increases in in prices for natural gas may cause potential natural gas customers to forgo converting their heating systems to natural gas and as a result, could negatively impact the forecasted growth of the CNG, SCG and BGC businesses, and their cash flows, results of operations and financial condition.

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

Pension and post-retirement benefit plans could require significant future contributions to such plan that could adversely impact our business, results of operations, financial condition and cash flows.

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

Our cash balances and the cash balances at our subsidiaries may be deposited in banks, may be invested in liquid securities such as commercial paper or money market funds or may be deposited in a notional cash pooling account in which we are a participant along with other affiliates of the Iberdrola Group. Bank deposits in excess of federal deposit insurance limits would be subject to risks in the counterparty bank. Liquid securities and money market funds are subject to loss of principal, more likely in an adverse market situation, and to the risk of illiquidity. Moreover, under the agreement governing the notional cash pooling account mentioned above, credit balances in the cash pooling account are pledged as collateral for the debit balances of other cash pooling participants. We are therefore subject to the credit risk of the affiliated parties to the cash pooling agreement and to Iberdrola’s ability to manage the overall liquidity of the Iberdrola Group.

We have identified a material weakness in our internal control over financial reporting which, if not remediated, could adversely affect our reputation, business or stock price.

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2016, management along with our independent registered public accounting firm identified a material weakness in the internal control over financial reporting. Management identified deficiencies related to: (1) the accounting for the change in the estimated useful life of certain elements of the wind farms at Renewables and other smaller deficiencies related to documentation of internal controls procedures, and enhancement of review controls at Renewables, (2) the preparation of the consolidated financial statements, specifically the classification and disclosure of financial information, and (3) the measurement and disclosure of income taxes. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

We are actively engaged in remediation efforts to address the material weakness in the internal control over financial reporting, including, among other things, (i) improving general internal control activities and policies, including processes to maintain sufficient documentation evidencing execution of these policies; (ii) increasing accounting personnel to devote additional time and resources related to financial reporting; (iii) educating and re-training internal control employees regarding internal control processes to mitigate identified risks and maintaining adequate documentation to evidence the effective design and operation of such processes; and (iv) implementing enhanced controls to monitor the effectiveness of the underlying business process controls. We believe, based on our evaluation to date, that this material weakness will be remediated by December 31, 2017. However, we cannot assure you that this will occur within the contemplated timeframe.

If our remediation efforts are insufficient to address the identified material weakness or if additional material weaknesses in internal controls are discovered in the future, they may adversely affect our ability to record, process, summarize and report financial information timely and accurately and, as a result, our financial statements may contain material misstatements or omissions. The occurrence of or failure to remediate the material weakness may adversely affect our reputation and business and the market price of shares of our common stock.

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

The success of our business depends on achieving our strategic objectives, which may be through acquisitions, joint ventures, dispositions and restructurings.

We are continuously reviewing the alternatives available to ensure that we meet our strategic objectives, which include, among other things, acquisitions, joint ventures, dispositions and restructuring.  With respect to potential acquisitions, joint ventures and restructuring actions, we may not achieve expected returns and other benefits as a result of various factors, including integration and collaboration challenges, such as personnel and technology. In addition, we may not achieve anticipated cost savings from restructuring actions. We also may participate in joint ventures with other companies or enterprises in various markets, including joint ventures where we may have a lesser degree of control over the business operations, which may expose us to additional operational, financial, legal or compliance risks. We also continue to evaluate the potential disposition of assets and businesses that may no longer help us meet our objectives. When we decide to sell assets or a business, we may encounter difficulty in finding buyers or executing alternative exit strategies on acceptable terms in a timely manner, which could delay the accomplishment of our strategic objectives.  Alternatively, we may dispose of a business at a price or on terms that are less than we had anticipated. Failure to achieve our strategic objectives could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Risks Relating to Ownership of Our Common Stock

The trading price and volume of our common stock may be volatile and the value of your investment could decline.

The trading price of and demand for shares of our common stock could fluctuate and will depend on a number of conditions, including:

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

These and other factors may impair the development or sustainability of a liquid market for shares of our common stock and the ability of investors to sell shares at an attractive price. These factors also could cause the market price and demand for shares of our common stock to fluctuate substantially, which may negatively affect the price and liquidity of shares of our common stock. These fluctuations could cause you to lose all or part of your investment in shares of our common stock. Many of these factors and conditions are beyond our control and may not be related to our operating performance.

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

Iberdrola exercises significant influence over us, and its interests may be different than yours. Additionally, future sales or issuances of our common stock by Iberdrola, S.A. could have a negative impact on the price of our common stock.

Iberdrola owns approximately 81.5% of outstanding shares of our common stock and will be able to exercise significant influence over our business policies and affairs, including the composition of our board of directors and any action requiring the approval of our shareholders, including the adoption of amendments to the certificate of incorporation and bylaws and the approval of a merger or sale of substantially all of our assets, subject to applicable law and the limitations set forth in the shareholder agreement. The directors designated by Iberdrola will have significant authority to effect decisions affecting our capital structure, including the issuance of additional capital stock, incurrence of additional indebtedness, the implementation of stock repurchase programs and the decision of whether or not to declare dividends.

The interests of Iberdrola may conflict with the interests of our other shareholders. For example, Iberdrola may support certain long-term strategies or objectives for us that may not be accretive to shareholders in the short term. The concentration of ownership may also delay, defer or even prevent a change in control, even if such a change in control would benefit our other shareholders, and may make some transactions more difficult or impossible without the support of Iberdrola This significant concentration of share ownership may adversely affect the trading price for shares of our common stock because investors may perceive disadvantages in owning stock in companies with shareholders who own significant percentages of a company’s outstanding stock.

Further, sales of our common stock by Iberdrola or the perception that sales may be made by it could significantly reduce the market price of shares of our common stock. We and Iberdrola are parties to a shareholder agreement pursuant to which Iberdrola will be generally restricted from transferring shares of our common stock, subject to certain exceptions. Iberdrola will also be restricted, for a period of three years after the completion of the proposed merger, from transferring more than an aggregate of 10% of the outstanding shares of our common stock in any transaction or series of transactions, unless all of our shareholders are entitled to participate in such transaction (on a pro rata basis) and are entitled to the same per share consideration to be received in such transaction as Iberdrola. In addition, even if Iberdrola does not sell a large number of shares of our common stock into the market, its right to transfer such shares may depress the price of our common stock. Furthermore, pursuant to the shareholder agreement and subject to the terms and conditions therein, Iberdrola will be entitled to customary registration rights of our common stock, including the right to choose the method by which the common stock are distributed, a choice as to the underwriter and fees and expenses to be borne by us. Iberdrola will also retain preemptive rights to protect against dilution in connection with issuances of equity by us. If Iberdrola exercises its registration rights and/or its preemptive rights, the market price of shares of our common stock may be adversely affected.

We have elected to take advantage of the “controlled company” exemption to the corporate governance rules for NYSE-listed companies, which could make shares of our common stock less attractive to some investors or otherwise harm our stock price.

Under the rules of the NYSE, a company in which over 50% of the voting power is held by an individual, a group or another company is a “controlled company” and is not required to have:

•	a majority of its board of directors be independent directors;

•	a compensation committee, or to have such committees be composed entirely of independent directors; and

•	a nominating and corporate governance committee, or to have such committee composed entirely of independent directors.

In October 2016, our board determined that it was in the best interests of the company to establish a compensation, nominating and corporate governance committee. In light of our status as a controlled company, we currently rely on the NYSE exemptions with respect to board, compensation committee and nominating and corporate governance committee independence.

Because we are a controlled company, you will not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of the NYSE without regard to the exemptions available for “controlled companies.” Our status as a controlled company could make our shares of common stock less attractive to some investors or otherwise harm our stock price.

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

As a public company, we are subject to reporting, disclosure control and other obligations under the Exchange Act, the Sarbanes-Oxley Act, or SOX, the Dodd-Frank Act, as well as rules adopted, and to be adopted, by the SEC and the NYSE. For example, beginning with this Annual Report on Form 10-K, Section 404 of SOX requires our management to report on the effectiveness of our internal control over financial reporting and our independent registered public accounting firm to attest to the effectiveness of our internal controls. Our management and other personnel will continue to devote a substantial amount of time to these compliance activities. If we are not able to comply with the requirements of Section 404 in a timely manner or if we are unable to conclude that our internal control over financial reporting is effective, our ability to accurately report our cash flows, results of operations or financial condition could be inhibited and additional financial and management resources could be required. Any failure to maintain internal control over financial reporting or if our independent registered public accounting firm determines the we have a material weakness or significant deficiency in our internal control over financial reporting, could cause investors to lose confidence in the accuracy and completeness of our financial reports, a decline in the market price of our common stock, or subject us to sanctions or investigations by the NYSE, the SEC or other regulatory authorities. Failure to remedy any material weakness or significant deficiency in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets and reduce or eliminate the trading market for our common stock. Further, as a result of becoming a public company, we have incurred and will continue to incur higher legal, accounting and other expenses than we did as a private company, and these expenses may increase even more in the future.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

We have included descriptions of the location and general character of our principal physical operating properties by segment in “Item 1. Business”, which is incorporated herein by reference. The principal offices of AVANGRID and Networks are located in New Gloucester, Maine, Rochester, New York and New Haven and Orange, Connecticut. Renewables’ headquarters is located in Portland, Oregon, while Gas is principally located in Houston, Texas. In addition, AVANGRID and its subsidiaries have various administrative offices located throughout the United States. AVANGRID leases part of its administrative and local offices.

The following table sets forth the principal properties of AVANGRID, by location, type, lease or ownership and size as of December 31, 2016:

Location	Type of Facility	Lease/Owned	Size (square feet)
New Haven, Connecticut	Office	Leased	51,307
Orange, Connecticut	Office	Owned	337,586
Augusta, Maine	Office	Leased	220,400
New Gloucester, Maine	Office	Leased	60,913
Rochester, New York	Office	Owned	122,494
Portland, Oregon	Office	Leased	57,082
Houston, Texas	Office	Leased	21,571

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

Century Indemnity and One Beacon have answered admitting issuance of the excess policies, but contesting coverage and providing documentation proving they received notice of the claims in the 1990s. We cannot predict the outcome of this matter, however, any recovery will be flowed through to NYSEG ratepayers.

Shareholder Derivative Action

On February 27, 2015, a complaint was filed in Connecticut state court against us, UIL, its board of directors and others related to our acquisition of UIL.  The complaint is a class action filed on behalf of all UIL shareowners.  The complaint generally alleges that UIL’s directors breached their fiduciary duties by failing to maximize shareowner value in negotiating and approving the acquisition, and that we, UIL, and/or Morgan Stanley aided and abetted the UIL Board’s alleged breaches.

On November 30, 2015, the plaintiffs and the defendants executed a binding Memorandum of Understanding, or MOU, that sets forth the terms on which the parties have agreed to settle the consolidated action.  The settlement terms do not include any change in the acquisition consideration but only additional disclosures relating to information included in our Registration Statement on Form S-4 filed with the SEC, which was declared effective on November 12, 2015, additional confirmatory discovery, and plaintiffs’ counsel fees.  The parties have agreed on the fees and submitted the unopposed settlement and dismissal to the Court on August 26, 2016. On November 4, 2016, the Court issued its preliminary approval of the settlement, there were no objections to the settlement, and on January 30, 2017, the Court held a final settlement hearing. A final decision is pending. We cannot predict the ultimate outcome of this matter.

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

To resolve this dispute, on July 25, 2013, Renewables filed a complaint against NIPSCO in the Federal District Court for the Northern District of Illinois.  Fact discovery and expert discovery in that action is complete.  The parties to the dispute are seeking dismissal of the case through summary judgment. The court is initially denied both summary judgment motions in early 2016, but in January 2017, the parties requested reconsideration of this ruling in light of a December 16, 2016, ruling by the Seventh Circuit Court of Appeals in another dispute arising out under the new MISO rules.  No trial date has been set. We cannot predict the ultimate outcome of this matter.

California Energy Crisis Litigation

Two California agencies brought a complaint in 2001 against a long-term power purchase agreement entered into by Renewables, as seller, to the California Department of Water Resources, as purchaser, alleging that the terms and conditions of the power purchase agreement were unjust and unreasonable. FERC dismissed Renewables from the proceedings; however, the Ninth Circuit Court of Appeals reversed FERC's dismissal of Renewables.

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

A hearing was held before an administrative law judge of the FERC in November and early December 2015. A preliminary proposed ruling by the administrative law judge was issued on April 12, 2016.  The proposed ruling found no evidence that Renewables had engaged in any unlawful market contract that would justify finding the Renewables power purchase agreements unjust and unreasonable. However, the proposed ruling did conclude that price of the power purchase agreements imposed an excessive burden on customers in the amount of $259 million. Renewables position, as presented at hearings and agreed by the FERC Trial Staff, is that Renewables entered into bilateral power purchase contracts appropriately and complied with all applicable legal standards and requirements. The parties have submitted to the FERC briefs on exceptions to the administrative law judge’s proposed ruling. There is no specific timetable to the FERC’s ruling. We cannot predict the outcome of this proceeding.

Yankee Nuclear Spent Fuel Disposal Claim

CMP has an ownership interest in Maine Yankee Atomic Power Company, Connecticut Yankee Atomic Power Company, and Yankee Atomic Electric Company (the Yankee Companies), three New England single-unit decommissioned nuclear reactor sites, and UI has an ownership interest in Connecticut Yankee Atomic Power Company. Every six years, pursuant to the statute of limitations, the Yankee Companies file a lawsuit to recover damages from the Department of Energy (DOE) for breach of the Nuclear Spent Fuel Disposal Contract to remove spent nuclear fuel (SNF) and Greater than Class C Waste as required by contract and the Nuclear Waste Policy Act beginning in 1998. The damages are the incremental costs for the DOE’s failure to take the spent nuclear fuel.

In 2012, the U.S. Court of Appeals issued a favorable decision in the Yankee Companies’ claim for the first six year period (Phase I).  Total damages awarded to the Yankee Companies were nearly $160 million.  CMP’s share of the award was approximately $36.5 million which was credited back to customers. UI’s share of the award was $3.8 million which was credited back to customers.

In November 2013 the U.S. Court of Claims issued its decision in the Phase II case (the second six-year period, 2002-2008). The court’s decision awarded the Yankee Companies a combined $235.4 million (Connecticut Yankee $126.3 million, Maine Yankee $37.7 million, and Yankee Atomic $73.3 million). In January 2014, the DOE informed the Yankee Companies it would not appeal the court’s decision. As a result the Yankee Companies received full payment in April 2014. CMP’s share of the award was approximately $28.2 million which was credited back to customers. UI received approximately $12 million of such award which was applied, in part, against its remaining storm regulatory asset balance. The remaining regulatory liability balance was applied to UI’s generation service charge (GSC) “working capital allowance” and was returned to customers through the non-by-passable federally mandated congestion charge.

In March 2016 the U.S. Court of Claims issued its decision in the Phase III case (the third six-year period, 2009-2014), awarding the Yankee Companies a combined $76.8 million (Connecticut Yankee $32.6 million, Maine Yankee $24.6 million and Yankee Atomic $19.6 million). The damage awards, less any amount retained to reduce future customer charges, will potentially flow through the Yankee Companies to shareholders, including CMP and UI, upon FERC approval, and will reduce retail customer charges or otherwise as specified by law. CMP and UI will receive their proportionate share of the awards that flow through based on percentage ownership. On July 18, 2016, the notice of appeal period expired and the Phase III trial award became final. On October 14, 2016, the Yankee Companies received the DOE's payment of the damage award. We cannot predict the timing or amount of damage awards that may ultimately flow through to customers.

English Station

In January 2012, Evergreen Power, LLC (Evergreen Power) and Asnat Realty LLC (Asnat), then and current owners of a former generation site on the Mill River in New Haven (the English Station site) that UI sold to Quinnipiac Energy in 2000, filed a lawsuit in federal district court in Connecticut against UI seeking, among other things: (i) an order directing UI to reimburse the plaintiffs for costs they have incurred and will incur for the testing, investigation and remediation of hazardous substances at the English Station site and (ii) an order directing UI to investigate and remediate the site. This proceeding had been stayed in 2014 pending resolution of other proceedings before the Connecticut Department of Energy and Environmental Protection, or DEEP, concerning the English Station site. In December 2016, the court administratively closed the file without prejudice to reopen upon the filing of a motion to reopen by any party. In December 2013, Evergreen and Asnat filed a subsequent lawsuit in Connecticut state court seeking among other things: (i) remediation of the property; (ii) reimbursement of remediation costs; (iii) termination of UI’s easement rights; (iv) reimbursement for costs associated with securing the property; and (v) punitive damages. This lawsuit had been stayed in May 2014 pending mediation.  Due to lack of activity in the case, the court terminated the stay and scheduled a status conference on or before August 1, 2017.

On April 8, 2013, DEEP issued an administrative order addressed to UI, Evergreen Power, Asnat and others, ordering the parties to take certain actions related to investigating and remediating the English Station site. Mediation of the matter began in the fourth quarter of 2013 and concluded unsuccessfully in April 2015. This proceeding was stayed while DEEP and UI continue to work through the remediation process pursuant to the consent order described below. A status report was filed with the court in December 2016 and the next status report is due in May 2017.

On August 4, 2016, DEEP issued the consent order that, subject to its terms and conditions, requires UI to investigate and remediate certain environmental conditions within the perimeter of the English Station site. Under the consent order, to the extent that the cost of this investigation and remediation is less than $30 million, UI is required to remit to the State of Connecticut the difference between such cost and $30 million, to be applied to a public purpose as determined in the discretion of the Governor of the State of Connecticut, the Attorney General of the State of Connecticut, and the Commissioner of DEEP. However, UI is obligated to comply with the terms of the consent order even if the cost of such compliance exceeds $30 million. Under the terms of the consent order, the State will discuss options with UI on recovering or funding any cost above $30 million, such as through public funding or recovery from third parties; however, it is not bound to agree to or support any means of recovery or funding.

In connection with the consent order, on August 4, 2016, DEEP also issued a consent order to Evergreen Power, Asnat, and certain related parties that provides UI access to investigate and remediate the English Station site consistent with the terms of the August 2016 consent order. UI has initiated its process to investigate and remediate the environmental conditions within the perimeter of the English Station site pursuant to the consent order.

Other Legal Proceedings

We have included descriptions of the regulatory environment and environmental, health and safety in “Item 1. Business,” general information about several significant risks in “Item 1A. Risk Factors” and other legal proceedings that we believe could be material to us in Notes 13 and 14 of our audited consolidated financial statements for the three years ended December 31, 2016, which are incorporated herein by reference.

Item 4. Mine Safety Disclosures.

Not Applicable.

Executive Officers of AVANGRID

The names and ages of all executive officers of AVANGRID as of March 10, 2017 and a brief account of the business experience during the past five years of each executive officer are as follows:

Name	Age*	Title
James P. Torgerson	64	Chief Executive Officer
Richard J. Nicholas	61	Senior Vice President – Chief Financial Officer
Daniel Alcain	43	Senior Vice President – Controller
Frank Burkhartsmeyer	52	Chief Executive Officer of Renewables
Sara J. Burns	61	President and Chief Executive Officer of CMP
Sheila Duncan	52	Senior Vice President – Human Resources & Corporate Administration
Ignacio Estella	47	Senior Vice President – Corporate Development
Daryl W. Gee	53	Chief Executive Officer of Gas
Robert D. Kump	55	President and Chief Executive Officer of Networks
Mark S. Lynch	63	President and Chief Executive Officer of NYSEG and RG&E
R. Scott Mahoney	51	Senior Vice President – General Counsel and Chief Compliance Officer; Secretary
Anthony Marone	53	President and Chief Executive Officer of UIL

(*)	Age as of December 31, 2016.

James P. Torgerson. Mr. Torgerson was appointed Chief Executive Officer of AVANGRID on December 16, 2015, upon consummation of the acquisition of UIL. Previously, Mr. Torgerson served as president and chief executive officer of UIL since 2006. Prior to 2006, Mr. Torgerson was president and chief executive officer of MISO. He is a trustee of the Yale-New Haven Hospital and a Director of Yale New Haven Health System. Mr. Torgerson is the chairman of the Connecticut Institute for the 21st Century.  He is the former chairman and a director of the Connecticut Business and Industry Association and is a member of the board of the Edison Electric Institute and the American Gas Association. Mr. Torgerson is a trustee of the Hartford Bishops’ Foundation for the Archdiocese of Hartford. Mr. Torgerson holds a bachelor’s of business administration degree in accounting from Cleveland State University.

Richard J. Nicholas. Mr. Nicholas was appointed Chief Financial Officer of AVANGRID on December 17, 2015, upon consummation of the acquisition of UIL. Previously, Mr. Nicholas served as executive vice president and chief financial officer of two subsidiaries of AVANGRID, UIL and UI, from March 2005 until December 2015. Effective November 16, 2010, Mr. Nicholas was appointed chief financial officer of BGC, CNG and SCG, all of which are subsidiaries of AVANGRID. Mr. Nicholas earned his undergraduate degree in business and administration with a concentration in finance from Duquesne University and holds a M.B.A. from the University of New Haven.

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

Frank Burkhartsmeyer. Mr. Burkhartsmeyer was appointed Chief Executive Officer of Renewables in April 2015. Mr. Burkhartsmeyer previously served as senior vice president of finance of ARHI from July 2012 until March 2015, and as vice president of strategy, planning and market fundamentals at Renewables from July 2006 until June 2012, both subsidiaries of AVANGRID. He also served as managing director of corporate strategy of Scottish Power between June 2004 and September 2005. Mr. Burkhartsmeyer earned a B.A. from the University of Montana and a M.B.A. from the University of Oregon.

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

Ignacio Estella. Mr. Estella was appointed Senior Vice President – Corporate Development of AVANGRID on December 17, 2015. Previously, Mr. Estella served as corporate vice president of business origination of Iberdrola from May 2009 until November 2013 and vice president – corporate development of Iberdrola USA, Inc., from December 2013 to December 16, 2015. He served as gas markets development director of Iberdrola between February 2007 and April 2009. Mr. Estella holds a degree in law and business administration from the Universidad Pontificia Comillas and a master of public administration, with concentration in regulation and industry analysis and negotiation and conflict resolution from Harvard University.

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

Robert D. Kump. Mr. Kump was appointed Chief Executive Officer of Networks in November 2010. Mr. Kump served as AVANGRID’s Chief Corporate Officer in January 2014. Mr. Kump also has served as a director of AVANGRID’s subsidiaries CMP, NYSEG, and RG&E since 2009, as the President of the Avangrid Management Company, LLC since March 2012 and as the Chief Executive Officer of AVANGRID Service Company since October 2009. Mr. Kump held various positions from February 1997 to October 2009 as AVANGRID’s senior vice president and chief financial officer, vice president, controller and chief accounting officer, treasurer and secretary. Mr. Kump also previously held a number of positions at NYSEG from 1986 to 1997, including senior accountant-external financial reporting, director-investor relations, director-financial services, and treasurer. Mr. Kump earned a B.A. in accounting from Binghamton University and is a C.P.A. in New York.

Mark S. Lynch. Mr. Lynch was appointed President of NYSEG and RG&E in January 2010 and Chief Executive Officer in January, 2014, and serves on the board of directors of NYSEG and RG&E. Mr. Lynch also served as president and chief executive officer of NYISO from 2005 to 2008. Mr. Lynch earned a bachelor of electrical engineering from Villanova University.

R. Scott Mahoney. Mr. Mahoney was appointed Senior Vice President – General Counsel and Chief Compliance Officer of AVANGRID on December 17, 2015. He was appointed Secretary of AVANGRID on January 27, 2016, and previously served as vice president-general counsel and secretary of Networks. Mr. Mahoney has served as AVANGRID’s General Counsel since June 2012. Mr. Mahoney previously served as Deputy General Counsel and Chief FERC Compliance Officer for AVANGRID from January 2007 to June 2012, and previously served in legal and senior executive positions at AVANGRID subsidiaries from October 1996 until January 2007. Mr. Mahoney also serves on the board of directors of the Gulf of Maine Research Institute. Mr. Mahoney earned a B.A. from St. Lawrence University, a J.D. from the University of Maine, a master’s degree in environmental law from the Vermont Law School, and a postgraduate diploma in business administration from the University of Warwick. He has received bar admission to the State of Maine, the State of New York, the U.S. Court of Appeals, the U.S. District Court and the U.S. Court of Military Appeals.

Anthony Marone. Mr. Marone was appointed President and Chief Executive Officer of UIL on September 9, 2016. In this role, he has overall responsibility for Avangrid Networks’ electric and natural gas operating companies in Connecticut and Massachusetts. Mr. Marone also serves as President – Connecticut and Massachusetts Operations and senior vice president of gas operations of Avangrid Service Company, overseeing the natural gas operations of Networks. Previously Mr. Marone served as senior vice president of customer and business services of UIL since May 14, 2013.  Mr. Marone served as senior vice president – business services of UI and vice president of business services of UIL from November 16, 2010 to May 2013.  Mr. Marone received his master’s degree in engineering and business management from the University of New Haven and a bachelor’s degree in mechanical engineering from the New York Institute of Technology.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

Our shares of common stock began trading on the New York Stock Exchange, or NYSE, on December 17, 2015, under the symbol “AGR.” Prior to that time, there was no public market for shares of our common stock. The following table sets forth on a per share basis, for the periods indicated, the high and low sale prices of our common stock as reported by the NYSE.

	2016 Sales Price		2015 Sales Price
	High	Low	High	Low
First Quarter	$42.40	$36.01	—	—
Second Quarter	$46.49	$37.07	—	—
Third Quarter	$46.74	$40.71	—	—
Fourth Quarter	$41.88	$35.42	$38.90	$32.45

As of March 9, 2017, there were 3,463 shareholders of record.

Dividends

The quarterly cash dividends declared in 2016 were at a rate of $0.432 per share.

AVANGRID expects to continue paying quarterly cash dividends, although there is no assurance as to the amount of future dividends which depends on future earnings, capital requirements, and financial condition.

Further information regarding payment of dividends is provided in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

Performance Graph

The line graph appearing below compares the change in AVANGRID’s total shareowner return on its shares of common stock with the return on the S&P Composite-500 Stock Index, the S&P Electric Utilities Index and the S&P Utilities Index for the period December 17, 2015 through December 31, 2016.

	December 17, 2015	December 31, 2015	December 31, 2016
AVANGRID	$100	$106.30	$109.46
S&P 500	$100	$100.70	$112.13
S&P Electric Utilities Index	$100	$100.50	$116.32
S&P Utilities Index	$100	$100.10	$117.02

The above information assumes that the value of the investment in shares of AVANGRID’s common stock and each index was $100 on December 17, 2015, including dividend reinvestment during this time period. The changes displayed are not necessarily indicative of future returns.

Recent Sales of Unregistered Securities

None.

Issuer Repurchases of Equity Securities

AVANGRID repurchased 18,352 shares of common stock in open market transactions within the fourth quarter of the year ended December 31, 2016, to maintain the relative ownership percentage of Iberdrola at 81.5% as follows:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
Period	Shares Purchased*	Per Share	Programs	Programs
October 1-31	—	—	—	—
November 1-30	18,352	$37.14	None	None
December 1-31	—	—	—	—
Total	18,352	$37.14	None	None

* All shares were purchased in open market transactions. The effects of these transactions did not change the number of outstanding shares of AVANGRID common stock.

Equity Compensation Plan Information

For information regarding securities authorized for issuance under equity compensation plans, see Part III, Item 12 of this Annual Report on Form 10-K.

Item 6. Selected Financial Data

	Year Ended December 31,
	(millions, except per share data)
Consolidated and Combined Statements of Operations Data: *	2016	2015	2014	2013	2012
Operating Revenues	$6,018	$4,367	$4,594	$4,313	$4,055
Operating Income From Continuing Operations	1,194	513	885	179	262
Income (Loss) Before Income Tax	1,009	301	706	(15)	60
Income tax expense (benefit)	379	34	282	35	(117)
Net Income (Loss) From Continuing Operations	630	267	424	(50)	177
Net Income From Discontinued Operations	—	—	—	—	74
Net Income (Loss)	630	267	424	(50)	251
Less: Net income attributable to noncontrolling interests	—	—	0	1	1
Net Income (Loss) Attributable to AVANGRID, Inc.	630	267	424	(51)	250

Earnings (Loss) Per Common Share, Basic and Diluted:
Earnings (loss) from continuing operations per common share, basic and diluted	2.04	1.05	1.68	(0.20)	0.69
Earnings (loss) from discontinued operations per common share, basic and diluted	—	—	—	—	0.30
Total Earnings (Loss) Per Common Share, Basic and Diluted	$2.04	$1.05	$1.68	$(0.20)	$0.99
Weighted-average Number of Common Shares Outstanding:
Basic	309,512,553	254,588,212	252,235,232	252,235,232	252,235,232
Diluted	309,817,322	254,605,111	252,235,232	252,235,232	252,235,232

Consolidated and Combined Balance Sheet Data:*	(millions)
As of December 31,	2016	2015	2014	2013	2012
(Millions)
Total Property, Plant and Equipment	$21,548	$20,711	$17,133	$16,715	$16,643
Total Other Assets	3,976	3,795	2,075	2,137	2,376
Total Assets	$31,309	$30,743	$24,162	$23,170	$23,671

	(millions)
As of December 31,	2016	2015	2014	2013	2012
(Millions)
Liabilities
Current portion of debt	$349	$206	$148	$25	$354
Non-current debt	4,510	4,530	2,489	2,669	2,780
Total Liabilities	16,187	15,677	11,685	11,119	12,323
Total Stockholder’s Equity	15,109	15,053	12,461	12,036	11,334
Total Equity	$15,122	$15,066	$12,477	$12,051	$11,348

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

AVANGRID is a diversified energy and utility company with more than $30 billion in assets and operations in 26 states. The company operates regulated utilities and electricity generation through two primary lines of business. Avangrid Networks includes eight electric and natural gas utilities, serving 3.1 million customers in New York and New England. Avangrid Renewables operates 6.5 gigawatts of electricity capacity, primarily through wind power, in states across the United States. AVANGRID employs approximately 7,000 people.  The company was formed by a merger between Iberdrola USA, Inc. and UIL Holdings Corporation in 2015. Iberdrola S.A., or Iberdrola, a corporation (sociedad anónima) organized under the laws of the Kingdom of Spain, a worldwide leader in the energy industry, directly owns 81.5% of the outstanding shares of AVANGRID common stock. Our primary business is ownership of our operating businesses, which are described below.

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

On December 16, 2015, we completed our acquisition of UIL Holdings Corporation, or UIL. Immediately following the completion of the acquisition, former UIL shareowners owned 18.5% of the outstanding shares of common stock of AVANGRID, and Iberdrola owned the remaining shares. The acquisition was accounted for as a business combination. The results of operations of UIL since December 16, 2015, the acquisition date, have been included in the consolidated results of AVANGRID. Effective as of April 30, 2016, UIL and its subsidiaries were transferred to a wholly-owned subsidiary of Networks. Further information regarding the accounting for the acquisition is provided in Note 4 of our audited consolidated financial statements for the three years ended December 31, 2016, which are incorporated herein by reference.

Through Networks, we own electric generation, transmission and distribution companies and natural gas distribution, transportation and sales companies in New York, Maine, Connecticut and Massachusetts, delivering electricity to approximately 2.2 million electric utility customers and delivering natural gas to approximately 992,000 natural gas public utility customers as of December 31, 2016.

Networks, a Maine corporation, holds our regulated utility businesses, including electric transmission and distribution and natural gas distribution, transportation and sales. Networks serves as a super-regional energy services and delivery company through eight regulated utilities it owns directly:

•	New York State Electric & Gas Corporation, or NYSEG, which serves electric and natural gas customers across more than 40% of the upstate New York geographic area;
•	Rochester Gas and Electric, or RG&E, which serves electric and natural gas customers within a nine-county region in western New York, centered around Rochester;
•	The United Illuminating Company, or UI, which serves electric customers in southwestern Connecticut;
•	Central Maine Power Company, or CMP, which serves electric customers in central and southern Maine;
•	The Southern Connecticut Gas Company, or SCG, which serves natural gas customers in Connecticut;
•	Connecticut Natural Gas Corporation, or CNG, which serves natural gas customers in Connecticut;

•	The Berkshire Gas Company, or BGC, which serves natural gas customers in western Massachusetts; and
•	Maine Natural Gas Corporation, or MNG, which serves natural gas customers in several communities in central and southern Maine.

Through Renewables, we had a combined wind, solar and thermal installed capacity of 6,538 megawatts, or MW, as of December 31, 2016, including Renewables’ share of joint projects, of which 5,852 MW was installed wind capacity. Approximately 62% of the capacity was contracted as of December 31, 2016, for an average period of 9.5 years. As the second largest wind operator in the United States based on installed capacity as of December 31, 2016, Renewables strives to lead the transformation of the U.S. energy industry to a competitive, clean energy future. Renewables currently operates 54 wind farms in 19 states across the United States.

Through Gas, as of December 31, 2016, we own approximately 67.5 billion cubic feet, or Bcf, of net working gas storage capacity. Gas operates 52.4 Bcf of contracted or managed natural gas storage capacity in North America through Enstor Energy Services, LLC, as of December 31, 2016.

Summary of Results of Operations

Our operating revenues increased by 38%, from $4.4 billion for the year ended December 31, 2015, to $6.0 billion for the year ended December 31, 2016.

The increase in operating revenues was largely due to the inclusion of UIL, which was not in the comparable period, adding $1.6 billion in revenues for the year ended December 31, 2016. The Networks and Gas business revenues increased on the impact of favorable operating conditions partially offset by unfavorable mark-to-market, or MtM, changes on derivatives at Renewables.

Net income increased by 136% from $267 million for the year ended December 31, 2015, to $630 million for the year ended December 31, 2016, primarily due to the additional contribution of UIL. Other Networks businesses’ net income also significantly improved as higher electricity and gas revenues and rate case impacts occurred offset by increases in costs resulting from higher transmission support expense. Renewables net income decreased as a result of lower average prices and unfavorable MtM changes on derivatives offset by favorable changes from the revision of estimated useful lives of wind power station assets. Gas net loss decreased due to favorable MtM changes on derivatives and transport contracts.

Adjusted earnings before interest, tax, depreciation and amortization, or adjusted EBITDA (a non-GAAP financial measure), increased by 64% from $1.2 billion for the year ended December 31, 2015, to $1.9 billion for the year ended December 31, 2016, primarily as a result of a 113% increase in adjusted EBITDA at Networks due to the addition of UIL. Renewables increased by 1%, primarily due to lower operations and maintenance expenses, related to reductions in bad debt and asset retirement obligation expenses. Adjusted gross margin (a non-GAAP financial measure) increased by 38%, from $3.2 billion for the year ended December 31, 2015, to $4.5 billion for the year ended December 31, 2016, primarily as a result of the addition of UIL, which added $1.0 billion to adjusted gross margin in 2016. For additional information and reconciliation of the non-GAAP adjusted EBITDA to net income and the non-GAAP adjusted gross margin to net income, see “—Non-GAAP Financial Measures”.

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

Networks

Electric Transmission and Distribution and Natural Gas Distribution

The operating subsidiaries of Networks are regulated electric distribution and transmission and natural gas transportation and distribution utilities whose structure and operations are significantly affected by legislation and regulation. The FERC regulates, under the FPA, the interstate transmission and wholesale sale of electricity by these regulated utilities, including transmission rates and allowed ROE on transmission assets. Further, the distribution rates and allowed ROEs for Networks’ regulated utilities in New York, Maine, Connecticut and Massachusetts are subject to regulation by the NYPSC, the MPUC, PURA and DPU, respectively. Legislation and regulatory decisions implementing legislation establish a framework for Networks’ operations. Other factors affecting Networks’ financial results are operational matters, such as the ability to manage expenses, uncollectibles and capital expenditures, in addition to major weather disturbances and environmental regulation. Networks expects to continue to make significant capital investments in its distribution and transmission infrastructure.

Pursuant to Maine law, CMP earns revenue for the delivery of energy to its retail customers, but is prohibited from selling power to them. CMP generally does not enter into purchase or sales arrangements for power with ISO-NE, the New England power pool, or any other ISO or similar entity. CMP generally sells all of its power entitlements under its nonutility generator and other PPAs to unrelated third parties under bilateral contracts. If the MPUC does not approve the terms of bilateral contracts, it can direct CMP to sell power entitlements that it receives from those contracts on the spot market through ISO-NE. NYSEG and RG&E enter into power purchase and sales transactions with the NYISO to have adequate supplies for their customers who choose to purchase energy directly from them. Customers may also choose to purchase energy from other energy supply companies.

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

UI has wholesale power supply agreements in place for its entire standard service load for the first half of 2017, 80% of its standard service load for the second half of 2017, and 20% of its standard service load for the first half of 2018. Supplier of last resort service is procured on a quarterly basis, however, from time to time there are no bidders in the procurement process for supplier of last resort service and in such cases UI manages the load directly.

For additional information regarding Networks, including a comprehensive overview of our regulated businesses, please see the section entitled, “Business—Networks” in Part I, Item 1 in this report.

Revenues

Networks utilizes regulatory deferrals to evaluate its financial condition and operating performance by reconciling differences between actual revenue received or cost incurred with the rate allowances provided under the tariffs set by the state utilities commissions and FERC. Regulatory deferrals create regulatory assets and liabilities under FERC, consistent with U.S. GAAP financial accounting standards. Regulatory deferrals in New York include electric and gas supply costs, PPAs, downward net plant reconciliations, revenue decoupling, system benefit charges, renewable portfolio standards, energy efficiency portfolio standards, economic development programs, low income programs, gross receipt taxes, pension costs, other post-employment benefits costs, environmental remediation costs, major storm costs, downward adjustments for vegetation management, research and development, incremental maintenance initiatives, property taxes, REV initiatives, NEIL credits, credit and debit card fees, exogenous costs and certain legislative, accounting, regulatory and tax related actions. Regulatory deferrals in Maine include stranded costs, revenue decoupling, power tax regulatory asset, environmental remediation, storm reserve accounting, electric thermal storage pilot costs, standard offer retainage costs, AMI opt-out program costs, AMI deferral costs, AMI legal / health proceeding costs, conservation program costs, demand side management costs, low income program costs, electric lifeline program costs, make-ready line extension costs, electric vehicle pilot program costs and transmission planning and related cost allocation.

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

NYSEG’s and RG&E’s electric and natural gas rate plans and CMP’s and UI’s electric rates and CNG’s gas rates, each contain a RDM under which their actual energy delivery revenues are compared on a periodic basis with the authorized delivery revenues and the difference accrued, with interest, for refund to or recovery from customers, as applicable.

NYSEG, RG&E and UI are energy delivery companies and provide energy supply as providers of last resort. Energy costs that are set on the wholesale markets are passed on to consumers. The difference between actual energy costs that are incurred and those that are initially billed are reconciled in a process that results in either immediate or deferred tariff adjustments. These procedures apply to other costs, which are in most cases exceptional, such as the effects of extreme weather conditions, environmental factors, regulatory and accounting changes, and treatment of vulnerable customers, that are offset in the tariff process.

Pursuant to agreements with, or decisions of the NYPSC and, the MPUC, Networks’ Maine and New York regulated utilities are each subject to a minimum equity ratio requirement that is tied to the capital structure assumed in establishing revenue requirements.

Pursuant to these requirements, each of NYSEG, RG&E, CMP and MNG must maintain a minimum equity ratio equal to the ratio in its currently effective rate plan or decision measured using a trailing 13-month average. On a monthly basis, each utility must maintain a minimum equity ratio of no less than 300 basis points below the equity ratio used to set rates. The minimum equity ratio requirement has the effect of limiting the amount of dividends that can be paid if the minimum equity ratio is not maintained and can, under certain circumstances, require that AVANGRID contribute equity capital.  For CMP and MNG, equity distributions that would result in equity falling below the minimum level are prohibited.  For NYSEG and RG&E, equity distributions that would result in a 13-month average common equity less than maximum equity ratio, utilized for the earnings sharing mechanism, are prohibited if the credit rating of NYSEG, RG&E, AVANGRID or Iberdrola are downgraded by a nationally recognized rating agency to the lowest investment grade with a negative watch or downgraded to noninvestment grade.  UI, SCG, CNG and BGC may not pay dividends if paying such dividend would result in a common equity ratio lower than 300 basis points below the equity percentage used to set rates in the most recent distribution rate proceeding as measured using a trailing 13-month average calculated as of the most recent quarter end. In addition, UI, SCG, CNG and BGC are prohibited from paying dividend to their parent if the utility’s credit rating as rated by any of the three major credit rating agencies, falls below investment grade, or if the utility’s credit rating, as determined by two of the three major credit rating agencies falls to the lowest investment grade and there is a negative watch or review downgrade notice. We believe that these minimum equity ratio requirements do not present any material risk with respect to our performance, cash flow or ability to pay quarterly dividends.  In the ordinary course, Networks utilities manage their capital structures to allow the maximum level of returns consistent with the levels of equity authorized to set rates, and accordingly, compliance with these requirements does not alter ordinary equity level management.  Additionally, the lower monthly minimum equity ratio requirement (a cushion of 300 basis points) provides flexibility to have short-term fluctuations that result in temporary shortfalls of the maximum equity ratio in any given month. The regulated utility subsidiaries are also prohibited by regulation from lending to unregulated affiliates.

Rates

On May 20, 2015, NYSEG and RG&E initiated a distribution rate case to ensure that the companies are able to continue to provide safe, adequate and reliable service, continue to make investments to modernize infrastructure, enhance low income programs and improve both gas and electric reliability, while maintaining the Companies’ financial integrity. On February 19, 2016, the NYSEG, RG&E and other signatory parties filed a joint proposal, or the proposal, with the NYPSC for a three-year rate plan for electric and gas service at NYSEG and RG&E commencing May 1, 2016, which was approved on June 15, 2016 by the NYPSC. The proposal balanced the varied interests of the signatory parties including but not limited to maintaining the companies’ credit quality and mitigating the rate impacts to customers. The proposal reflects many customer attributes including acceleration of the companies’ natural gas leak prone main replacement programs and increased electric vegetation management to provide continued safe and reliable service. The delivery rate increase in the proposal can be summarized as follows:

	May 1, 2016		May 1, 2017		May 1, 2018
	Rate Increase	Delivery Rate Increase	Rate Increase	Delivery Rate Increase	Rate Increase	Delivery Rate Increase
Utility	(Millions)%		(Millions)%		(Millions)%
NYSEG Electric	$29.6	4.10%	$29.9	4.10%	$30.3	4.10%
NYSEG Gas	13.1	7.30%	13.9	7.30%	14.8	7.30%
RG&E Electric	3.0	0.70%	21.6	5.00%	25.9	5.70%
RG&E Gas	8.8	5.20%	7.7	4.40%	9.5	5.20%

The allowed rate of return on common equity for NYSEG Electric, NYSEG Gas, RG&E Electric and RG&E Gas is 9.00%.  The equity ratio for each company is 48%. The proposal includes an ESM applicable to each company.  The customer share of earnings would increase at higher ROE levels, with customers receiving 50%, 75% and 90% of earnings over 9.5%, 10.0% and 10.5% of ROE, respectively, in the first rate year. Earnings are based on the lower of the actual equity ratio or 50%. Earnings thresholds increase in subsequent rate years. The proposal reflects the recovery of deferred NYSEG Electric storm costs of approximately $262 million, of which $123 million will be amortized over ten years and the remaining $139 million will be amortized over five years.  The proposal also continues reserve accounting for qualifying Major Storms ($21.4 million annually for NYSEG Electric and $2.5 million annually for RG&E Electric). Incremental maintenance costs incurred to restore service in qualifying divisions will be chargeable to the Major Storm Reserve provided they meet certain thresholds.

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

On March 5, 2015, MNG filed a rate case in order to further recover future investments and provide safe and adequate service.  On May 3, 2016, all active parties to the case filed a stipulation which settled all matters at issue in the case and reflected a 10-year rate plan through April 30, 2026. The MPUC approved the stipulation on May 17, 2016, for new rates effective June 1, 2016. The settlement structure for non-Augusta customers includes a 34.6% delivery revenue increase over five years with an allowed 9.55% ROE and 50% common equity ratio. The settlement structure for Augusta customers includes a ten-year rate plan with existing Augusta customers being charged rates equal to non-Augusta customers plus a surcharge which increases annually for five years.  New Augusta customers will have rates set based on an alternate fuel market model. In year seven of the rate plan MNG will submit a cost of service filing for the Augusta area to determine if the rate plan should continue. This cost of service filing will exclude $15 million of initial 2012/2013 gross plant investment, however the stipulation allows for accelerated depreciation of these assets. If the Augusta area’s cost of service filing illustrates results above a 14.55% ROE then the rate plan may cease, otherwise the rate plan would continue. A disallowance for the initial 2012/2013 gross plant investment is not part of the approved stipulation. The reserve of $6 million for this case was reversed in May 2016.

In December 2016, PURA approved distribution rate schedules for UI for three years that became effective January 1, 2017, and which, among other things, provides for $57 million of cumulative distribution rate increases, an allowed ROE of 9.10% based on 50% equity, continued UI’s existing earnings sharing mechanism, continued the existing decoupling mechanism, and approved the continuation of the requested storm reserve.

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

BGC’s rates are established by the DPU.  BGC’s ten-year rate plan, which was approved by the DPU and included an approved ROE of 10.5%, expired on January 31, 2012.  BGC continues to charge the rates that were in effect at the end of the rate plan.  In accordance with the approval by the DPU of the acquisition, BGC agreed not to file a rate case for new rates effective before June 1, 2018.

CMP’s and UI’s electric transmission rates are determined by a tariff regulated by the FERC and administered by ISO-NE. Transmission rates are set annually pursuant to a FERC authorized formula that allows for recovery of direct and allocated transmission operating and maintenance expenses, including return of and on investment in assets. The FERC currently provides an initial base ROE of 10.57% and additional incentive adders applicable to assets based upon vintage, voltage, and other factors.

In September 2011, several New England governmental entities, including PURA, the Connecticut Attorney General and the OCC, filed a joint complaint with the FERC against ISO-NE and several New England transmission owners (including CMP and UI) claiming that the current approved base ROE used in calculating formula rates for transmission service under the ISO-NE Open Access Transmission Tariff by the New England transmission owners of 11.14% was not just and reasonable and seeking a reduction of the base ROE with refunds to customers for the refund period of October 1, 2011 through December 31, 2012, or the refund period. The FERC issued an order in 2014 to reset the base ROE at 10.57% and capped the incentive rate at 11.74% for applicable projects for the refund period. Two additional complaints have also been filed for subsequent periods. The complaints have been consolidated and the administrative law judge issued an initial decision on March 22, 2016.  The initial decision determined that, (1) for the fifteen month refund period in the second complaint, the base ROE should be 9.59% and that the ROE Cap (base ROE plus incentive ROEs) should be 10.42% and (2) for the fifteen month refund period in the third complaint and prospectively, the base ROE should be 10.90% and that the ROE Cap should be 12.19%. The initial decision is the administrative law judge’s recommendation to the FERC commissioners. The FERC is expected to make its final decision in early 2017. The results of the decision in the initial complaint, as well as the results of any future decisions, will be reconciled in future transmission rates. On April 29, 2016, a fourth, related, complaint was filed for a subsequent rate period requesting the base ROE be 8.61% and ROE Cap be 11.24%.  CMP and UI, as part of the NETOs group, filed a response on June 3, 2016. On September 20, 2016, the FERC accepted the forth compliant, established a refund effective date of April 29, 2016, and set the matter for hearing. We cannot predict the outcome of the fourth complaint proceeding.

On December 28, 2015, the FERC issued an order instituting section 206 proceedings and establishing hearing and settlement judge procedures.  Pursuant to section 206 of the FPA, the FERC found that ISO-NE Transmission, Markets, and Services Tariff is unjust, unreasonable, and unduly discriminatory or preferential.  The FERC stated that ISO-NE’s Tariff lacks adequate transparency and challenge procedures with regard to the formula rates for ISO-NE participating transmission owners, including UI and CMP. The FERC also found that the current Regional network service, or RNS, and Local Network Service, or LNS, formula rates appear to be unjust, unreasonable, unduly discriminatory or preferential, or otherwise unlawful as the formula rates appear to lack sufficient detail in order to determine how certain costs are derived and recovered in the formula rates.

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

As a result, the following commitments were made in Connecticut:

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
•

Upon the resolution of all appeals of the PURA decision approving the acquisition, UI will withdraw its appeals of two PURA dockets relating to PURA’s disallowance of certain reconciliation amounts. The appeals were withdrawn by UI in June 2016.

In connection with the acquisition proceeding, UI signed the partial consent order related to the investigation and remediation of the English Station site. To the extent that the investigation and remediation is less than $30 million, UI is required to remit to the State of Connecticut the difference between such costs and $30 million, to be applied to a public purpose as determined in the discretion of the Governor the Attorney General of Connecticut and the Commissioner of DEEP. However, UI is obligated to comply with the consent order even if the cost of such compliance exceeds $30 million. The state may discuss options with UI on recovering or funding any cost above $30 million, such as through public funding or recovery from third parties, however it is not bound to agree to or support any means of recovery or funding.

The following commitments were made in Massachusetts:

•	Customers of BGC will receive a total of $4.0 million in rate credits, to be spread over the months of November through April 2016-2017 and November through April 2017-2018.
•	BGC will contribute $1 million to alternative heating programs.
•	BGC will not seek to increase distribution base rates effective before June 1, 2018.

As a result of the merger settlement agreement we have recorded $44 million as regulatory liabilities relating to the rate credits and an additional $19.8 million as liabilities.

New England Clean Energy Request for Proposals

DEEP, Eversource Energy, National Grid Plc and Unitil Corporation conducted a request for proposals, or RFP, for clean energy and transmission in order to identify projects that will advance the clean energy goals of Connecticut, Massachusetts and

Rhode Island.  The RFP was issued in November 2015, and bids were received on January 28, 2016. AVANGRID companies offered two transmission projects and three wind projects as components of various joint bids with other parties. None of AVANGRID’s bids were selected as winning bids.  Any contracts negotiated with chosen projects would require regulatory approvals in the contracting utilities’ states and the projects will need various regulatory and permitting approvals, including FERC approval for transmission tariffs. DEEP selected eight bids for Connecticut. DEEP has directed UI to negotiate and enter into contracts with the selected projects.

Reforming the Energy Vision

In April 2014, the NYPSC instituted its REV proceeding, the goals of which are to improve electric system efficiency and reliability, encourage renewable energy resources, support DER, and empower customer choice. In this proceeding, the NYPSC is examining the establishment of a DSP, to manage and coordinate DER, and provide customers with market data and tools to manage their energy use. The NYPSC is also examining how its regulatory practices should be modified to incentivize utility practices to promote REV objectives. REV has been divided into two tracks, Track 1 for market design and technology, and Track 2 for regulatory reform. REV proposes regulatory changes that are intended to promote more efficient use of energy, deeper penetration of renewable energy resources such as wind and solar, and wider deployment of DER, such as micro grids, on-site power supplies and storage. The NYPSC order on Track 1 affirmed that utilities would serve as the DSP and required utilities to file implementation plans before the end of 2015. Track 2 is undertaken in parallel with the Track 1, and examines changes in current regulatory, tariff, and market designs, and incentive structures to better align utility interests with achieving NYPSC’s policy objectives. New York utilities will also be addressing related regulatory issues in their individual rate cases. A Track 2 order was issued in May 2016, and includes guidance related to the potential for earnings adjustment mechanisms, or EAMs, platform service revenues, innovative rate designs, and data utilization and security. The companies, in December 2016, filed a proposal for the implementation of EAMs in the areas of system efficiency, energy efficiency, interconnections, and clean air. A collaborative process to review the companies’ petition is expected to begin in the first quarter of 2017.

Ginna Reliability Support Service Agreement

Ginna Nuclear Power Plant, LLC, or GNPP, which is a subsidiary of Constellation Energy Nuclear Group, LLC, or CENG, owns and operates the R.E. Ginna Nuclear Power Plant, or Ginna Facility, and together with GNPP, Ginna, a 581 MW single-unit pressurized water reactor located in Ontario, New York.  In May 2014, NYISO produced a reliability study, confirming that the Ginna Facility needs to remain in operation to avoid bulk transmission and non-bulk local distribution system reliability violations in 2015 and 2018.  In July 2014, GNPP filed a petition requesting that the NYPSC initiate a proceeding to examine a proposal for the continued operation of the Ginna Facility.

In November 2014, the NYPSC ruled that GNPP had demonstrated that the Ginna Facility is required to maintain system reliability and that its actions with respect to meeting the relevant retirement notice requirements were satisfactory.  The NYPSC also accepted the findings of the 2014 reliability study and stated that it established “the reliability need for continued operation of the Ginna Facility that is the essential prerequisite to negotiating a Reliability Support Service Agreement, or RSSA.” As such, the NYPSC ordered RG&E and GNPP to negotiate an RSSA.

On February 13, 2015, RG&E submitted to the NYPSC an executed RSSA between RG&E and GNPP. RG&E requested that the NYPSC accept the RSSA and approve cost recovery by RG&E from its customers of all amounts payable to GNPP under the RSSA utilizing the cost recovery surcharge mechanism.

On October 21, 2015, RG&E, GNPP, New York Department of Public Service, Utility Intervention Unit and Multiple Intervenors filed a joint proposal with the NYPSC for approval of the RSSA, as modified. The joint proposal provides a term of the RSSA from April 1, 2015, through March 31, 2017. RG&E shall make monthly payments to Ginna in the amount of $15.4 million. RG&E will be entitled to 70% of revenues from Ginna’s sales into the NYISO energy and capacity markets, while Ginna will be entitled to 30% of such revenues.  The signatory parties recommend that the NYPSC authorize RG&E to implement a rate surcharge effective January 1, 2016, to recover amounts paid to Ginna pursuant to the RSSA. RG&E's payment obligation to Ginna did not begin until the rate surcharge was in effect and the FERC issued an order authorizing the FERC settlement agreement in the Settlement Docket. RG&E will use deferred rate credit amounts (regulatory liabilities) to offset the full amount of the deferred collection amount (including carrying costs), plus credit amounts to offset all RSSA costs that exceed $2.3 million per month, not to exceed a total use of credits in the amount of $110 million, applicable through June 30, 2017. To the extent that the available credits are insufficient to satisfy the final payment from RG&E to Ginna then the RSSA surcharge would continue past March 31, 2017, to recover up to $2.3 million per month until the final payment has been recovered by RG&E from ratepayers. In the month following the expiration of the term on March 31, 2017, Ginna shall prepare and issue an invoice to RG&E for, and RG&E shall pay to Ginna, a one-time payment in the amount of $11.5 million.  This amount is being accrued pro-rata over the term of the agreement and will be recovered from ratepayers. If Ginna continues to deliver energy to the NYISO transmission system  or makes available capacity to the

NYISO markets after seventy-five days following March 31, 2017, Ginna shall pay RG&E a capital recovery balance in eight quarterly installments as long as Ginna is continuing to deliver energy or making available capacity throughout this period. The estimated capital recovery balance that is expected to be in place on March 31, 2017 is $20.1 million and will accrue interest unless amounts are prepaid by Ginna. The capital recovery balance will be refunded to ratepayers, to the extent collected, which is based on the term of the delivery of energy or capacity being made available by Ginna. On February 23, 2016, the NYPSC unanimously adopted the joint proposal in the Ginna RSSA proceeding as in the public interest. On March 1, 2016, the FERC issued an order approving the contested settlement agreement, subject to conditions.

New York TransCo

Networks holds an approximately 20% ownership interest in New York TransCo, LLC. New York TransCo was established by the New York transmission utilities to develop, own, and operate electric transmission in New York. In December 2014, New York TransCo filed for regulatory approval of its rates, terms, and conditions with the FERC. The filing requests a formula base ROE of 10.6%, 150 basis points ROE incentives, construction work in progress, a formula rate mechanism, and a proposed cost allocation. Various parties, including the NYPSC, have protested the filing with the FERC, including the base ROE, the ROE incentives, and the cost allocation. New York TransCo will not make final decisions on transmission project development until the FERC decision.

On April 2, 2015, the FERC issued an order granting, inter alia, New York TransCo’s owners’ request for a 50 basis point adder for New York TransCo’s membership in the NYISO RTO, subject to the adder being capped within the zone of reasonableness after a determination of where within that zone its base level ROE should be set. The FERC also set the formula rate and base ROE issue for hearing and settlement judge procedures. In addition, the FERC rejected New York TransCo’s owners’ cost allocation method for the transmission owner transmission solutions, or TOTS, projects because it would allocate costs to Power Supply Long Island and New York Power Authority that they did not voluntarily agree to pay.

On November 5, 2015, New York TransCo’s owners, filed the settlement with the FERC to resolve all outstanding issues associated with the TOTS projects, including issues related to the TOTS Projects that were set for hearing and issues pending on rehearing. The issues regarding certain other projects remain pending. The Settlement addressed the financial terms that are components of New York TransCo’s revenue requirement for the proposed TOTS projects, including the base ROE of 9.50%, and a 50-basis point ROE adder, the capital structure of 53%, and the cost allocation under the NYISO Open Access Transmission Tariff (OATT) for the TOTS projects. On March 17, 2016, the FERC approved the settlement.

Weather Impact

The demand for electric power and natural gas is affected by seasonal differences in the weather. Statewide demand for electricity in New York, Connecticut and Maine tends to increase during the summer months to meet cooling load or in winter months for heating load while statewide demand for natural gas tends to increase during the winter to meet heating load. Market prices for both electricity and natural gas reflect the demand for these products and their availability at that time. Overall operating results of Networks do not fluctuate due to commodity costs as the regulated utilities generally recover those costs coincident with their expense or defer any differences for future recovery. Networks has historically sold less power when weather conditions are milder and may also be affected by severe weather, such as ice and snow storms, hurricanes and other natural disasters which may result in additional cost or loss of revenues that may not be recoverable from customers. However, Networks’ regulated utilities, other than MNG, SCG and BGC, have approved revenue decoupling mechanisms, or RDMs, as part of the NYPSC, PURA and MPUC rate plans. The RDM allows the regulated utilities to defer for future recovery and shortfall from projected revenues whether due to weather, economic conditions, conservation or other factors.

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

On October 23, 2013, PURA approved UI’s renewable connections program filed in accordance with PA 11-80, through which UI will develop up to 10 MW of renewable generation. The costs for this program will be recovered on a cost of service basis. PURA established a base ROE to be calculated as the greater of: (A) the current UI authorized distribution ROE (currently 9.10%) plus 25 basis points and (B) the current authorized distribution ROE for CL&P, (currently 9.17%), less target equivalent market revenues (reflected as 25 basis points). In addition, UI will retain a percentage of the market revenues from the project, which percentage is expected to equate to approximately 25 basis points on a levelized basis over the life of the project. UI expects the cost of this program, a planned 2.8 MW fuel cell facility in New Haven, solar photovoltaic and fuel cell facilities totaling 5 MW in Bridgeport, and a 2.2 MW fuel cell facility in Woodbridge, to be approximately $47 million. Pursuant to Section 8 of Public Act 13-303, “An Act Concerning Connecticut’s Clean Energy Goals,” in January 2014, at the DEEP’s direction, UI entered into three contracts for the purchase of RECs associated with an aggregate of 5.7 MW of energy production from biomass plants in New England. The costs of these agreements will be fully recoverable through electric rates.

Pursuant to Connecticut statute, in January 2017, UI entered into a master agreement with the Connecticut Green Bank to procure Connecticut Class I RECs produced by residential solar installations in 15 year tranches, with a final tranche to commence no later than 2022. UI’s contractual obligation is to procure 20% of RECs produced by about 255 MW of residential solar installations. Connecticut statutes provides that the net costs (and any benefits) of these contracts, including any gain or loss resulting from the resale of the RECs, are fully recoverable from (or credited to) customers through electric rates.

Under Maine law 35-A M.R.S.A §§ 3210-C, 3210-D, the MPUC is authorized to conduct periodic requests for proposals seeking long-term supplies of energy, capacity or RECs, from qualifying resources. The MPUC is further authorized to order Maine transmission and distribution utilities to enter into contracts with sellers selected from the MPUC’s competitive solicitation process. Pursuant to a MPUC Order dated October 8, 2009, CMP entered into a 20-year agreement with Evergreen Wind Power III, LLC, or Evergreen Power, on March 31, 2010, to purchase capacity and energy from Evergreen Power’s 60 MW Rollins wind farm in Penobscot County, Maine. CMP’s purchase obligations under the Rollins contract are approximately $7 million per year. In accordance with subsequent MPUC orders, CMP periodically auctions the purchased Rollins energy to wholesale buyers in the New England regional market. Under applicable law, CMP is assured recovery of any differences between power purchase costs and achieved market revenues through a reconcilable component of its retail distribution rates. Although the MPUC has conducted multiple requests for proposals under M.R.S.A §3210-C and has tentatively accepted long-term proposals from other sellers, these selections have not yet resulted in additional currently effective contracts with CMP.

Pursuant to Maine law 35-A M.R.S.A §3604, the MPUC is authorized to direct Maine transmission and distribution utilities to enter into long-term contracts to purchase capacity, energy and renewable energy credits from up to 50 MW of qualifying community-based renewable energy facilities. In accordance with §3604, on October 22, 2016, CMP commenced purchases from Athens Energy LLC for a contract term of three years. CMP purchase obligations under the Athens contract are approximately $6 million per year. Under the provisions of §3604 and MPUC implementing orders, CMP will periodically auction the purchased products from Athens for resale to wholesale market purchasers and recover any differences between power purchase costs and resale revenues through a reconcilable component of its retail distribution rates. Although the MPUC has certified several additional community-based renewable energy generation projects under §3604 and authorized similar power purchase agreements between these sellers and CMP, no additional facilities have advanced to operational status.

Renewables

Renewable Energy Incentives

Renewables relies, in part, upon government policies that support utility-scale renewable energy and enhance the economic feasibility of development and operating wind energy projects in regions in which Renewables operates or plans to develop and operate renewable energy facilities. In support of this, on December 18, 2015, Congress passed and President Obama signed into law the Consolidated Appropriations Act, Public Law 114-113.  This law extends the qualifying dates for the production tax credit available to wind energy generating facilities (Internal Revenue Code Section 45) and the investment tax credit available to commercial solar generating facilities (Internal Revenue Code Section 48).  The law also extends an option for wind generation facilities to elect to receive an investment tax credit in lieu of the production tax credit.  In general, both provisions allow new wind and solar facilities to qualify for the respective credits at full value over the next several years, with reductions in the value of the authorized tax credits for facilities phased in during subsequent periods. Production tax credits will be reduced to 80% for facilities commencing construction in 2017, reduced to 60% for facilities commencing construction in 2018, and reduced to 40% for facilities commencing construction in 2019.  Investment tax credits will be 30% for projects commencing construction through 2019, then reduce to 26%, 22% and 10% for projects commencing construction in 2020, 2021 and 2022, respectively. The Internal Revenue Service, or IRS, updated its guidance related to which projects will qualify for the production tax credits, including criteria for the beginning of construction for a project and the continuous program of construction or the continuous efforts to advance the project to completion.  Multi-year extension of these credits provides opportunities for Renewables to develop, construct, and market new renewable generating facilities and partially repower existing renewable generating facilities in several U.S. markets.

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

Renewable Energy Demand

Since the transmission and distribution of electricity is highly concentrated in most jurisdictions, there are a limited number of possible purchasers for utility-scale quantities of electricity in a given geographic location, including transmission grid operators, state and investor-owned power companies, public utility districts, cooperatives, and large commercial and industrial customers. As a result, there is a concentrated pool of potential buyers for electricity generated by Renewables’ business, which may restrict their ability to negotiate favorable terms under new PPAs, and could impact their ability to find new customers for the electricity generated by their generation facilities should this become necessary. Furthermore, if the financial condition of these utilities and/or power purchasers deteriorated or the RPS programs, climate change programs or other regulations to which they are currently subject and that compel them to source renewable energy supplies change, demand for electricity produced by Renewables’ businesses could be negatively impacted.

Energy Prices

Renewables has exposure to commodity price movements through its “natural” long positions in electricity from its generation. Renewables manages the exposure to risks of commodity price movements through internal risk management policies, enforcement of established risk limits and risk management procedures.

A portion of Renewables’ fuel and energy output arrangements qualify as derivative contracts. Such derivative contracts are carried at fair value, with changes in fair value recognized to earnings as the changes occur. In 2015, Renewables began designating certain qualifying derivatives contracts as hedges. These hedge designations result in deferral of changes in fair value, to the extent the hedge is effective, to accumulated other comprehensive income until the contract settles, at which point the deferred amount is recognized to earnings.

Wind Conditions

If wind conditions are unfavorable, or if Renewables’ wind turbines are not available for operation, Renewables electricity generation and related revenue may be substantially below our expectations. Renewables’ wind projects are sited, developed and operated to maximize wind performance. Prior to siting a wind facility, detailed studies are conducted to measure the wind resource in order to estimate future production. However, wind patterns or wind resource in the future might deviate from historical patterns. These events could also degrade equipment or components and the interconnection and transmission facilities’ lives or maintenance costs. Historically, Renewables wind production is greater in the first, second and fourth quarters.

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

Results of Operations

The following table sets forth our operating revenues and expenses items for each of the periods indicated and as a percentage of operating revenues:

	Year Ended December 31, 2016
	Total	Networks	Renewables	Gas	Other(1)
	(in millions)
Operating Revenues	$6,018	$5,030	$1,015	$32	$(59)
Operating Expenses
Purchased power, natural gas and fuel used	1,286	1,174	152	—	(40)
Operations and maintenance	2,206	1,839	351	44	(28)
Impairment of non-current assets	—	—	—	—	—
Depreciation and amortization	804	466	313	25	—
Taxes other than income taxes	528	465	50	4	9
Total Operating Expenses	4,824	3,944	866	73	(59)
Operating Income	1,194	1,086	149	(41)	—
Other Income (Expense)
Other income (expense)	76	46	30	2	(2)
Earnings (losses) from equity method investments	7	15	(8)	—	—
Interest expense, net of capitalization	(268)	(252)	(50)	(25)	59
Income Before Income Tax	1,009	895	121	(64)	57
Income tax expense	379	415	9	(22)	(23)
Net Income	630	480	112	(42)	80
Less: Net income attributable to noncontrolling interests	—	—	—	—	—
Net Income	$630	$480	$112	$(42)	$80

	Year Ended December 31, 2015
	Total	Networks	Renewables	Gas	Other(1)
	(in millions)
Operating Revenues	$4,367	$3,386	$1,067	$(19)	$(67)
Operating Expenses
Purchased power, natural gas and fuel used	972	821	202	1	(52)
Operations and maintenance	1,808	1,389	363	38	18
Impairment of non-current assets	12	—	12	—	—
Depreciation and amortization	695	328	344	23	—
Taxes other than income taxes	367	311	46	4	6
Total Operating Expenses	3,854	2,849	967	66	(28)
Operating Income	513	537	100	(85)	(39)
Other Income (Expense)
Other income (expense)	55	44	105	3	(97)
Earnings (losses) from equity method investments	—	1	(5)	—	4
Interest expense, net of capitalization	(267)	(227)	(54)	(31)	45
Income Before Income Tax	301	355	146	(113)	(87)
Income tax expense	34	146	13	(44)	(81)
Net Income	267	209	133	(69)	(6)
Less: Net income attributable to noncontrolling interests	—	—	—	—	—
Net Income	$267	$209	$133	$(69)	$(6)

	Year Ended December 31, 2014
	Total	Networks	Renewables	Gas	Other(1)
	(in millions)
Operating Revenues	$4,594	$3,397	$1,189	$84	$(76)
Operating Expenses
Purchased power, natural gas and fuel used	1,181	1,056	192	1	(68)
Operations and maintenance	1,560	1,191	336	40	(7)
Impairment of non-current assets	25	—	25	—	—
Depreciation and amortization	629	275	332	22	—
Taxes other than income taxes	314	259	47	5	3
Total Operating Expenses	3,709	2,781	932	68	(72)
Operating Income	885	616	257	16	(4)
Other Income (Expense)
Other income (expense)	52	42	67	3	(60)
Earnings (losses) from equity method investments	12	—	2	—	10
Interest expense, net of capitalization	(243)	(198)	(64)	(28)	47
Income Before Income Tax	706	460	262	(9)	(7)
Income tax expense	282	172	61	(5)	54
Net Income	424	288	201	(4)	(61)
Less: Net income attributable to noncontrolling interests	—	—	—	—	—
Net Income	$424	$288	$201	$(4)	$(61)

(1)Other amounts represent corporate and company eliminations.

The following tables set forth our segment revenues and expenses by segment for each of the periods indicated and as a percentage of the total consolidated operating revenues and operating expenses, respectively:

Year Ended December 31, 2016

	Total	Networks	Renewables	Gas	Other(1)
	(in millions)
Operating revenues	$6,018	$5,030	$1,015	$32	$(59)
Operating revenues %		84%	17%	—	(1)%
Operating expenses	$4,824	$3,944	$866	$73	$(59)
Operating expenses %		82%	18%	2%	—

Year Ended December 31, 2015

	Total	Networks	Renewables	Gas	Other(1)
	(in millions)
Operating revenues	$4,367	$3,386	$1,067	$(19)	$(67)
Operating revenues %		78%	24%	(0)%	(2)%
Operating expenses	$3,854	$2,849	$967	$66	$(28)
Operating expenses %		75%	25%	2%	(2)%

Year Ended December 31, 2014

	Total	Networks	Renewables	Gas	Other(1)
	(in millions)
Operating revenues	$4,594	$3,397	$1,189	$84	$(76)
Operating revenues %		74%	26%	2%	(2)%
Operating expenses	$3,709	$2,781	$932	$68	$(72)
Operating expenses %		75%	25%	2%	(2)%

(1)	Other amounts represent corporate and company eliminations.

Comparison of Period to Period Results of Operations

Our operating revenues increased by 38%, from $4.4 billion for the year ended December 31, 2015, to $6.0 billion for the year ended December 31, 2016.

Our purchased power, natural gas and fuel used increased by 32%, from $972 million for the year ended December 31, 2015, to $1,286 million for the year ended December 31, 2016.

Our operations and maintenance increased by 22%, from $1.8 billion for the year ended December 31, 2015, to $2.2 billion for the year ended December 31, 2016.

Details of the period to period comparison are described below at the segment level.

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Networks

Operating revenues for the year ended December 31, 2016, increased by $1.6 billion, or 49%, from $3.4 billion for the year ended December 31, 2015, to $5.0 billion. The addition of UIL increased revenues by $1.6 billion, for an underlying increase of $77 million. The milder winter weather in 2016 lowered demand for both electricity and gas, with a corresponding revenue impact of $48 million. Wholesale electricity revenues also declined by $28 million due to a combination of lower volumes and wholesale market prices, which were down in 2016 as a result of the reduced demand due to milder weather. An increase of $36 million was due primarily to higher retail rates for electricity during the period. Regulatory recoveries increased by $117 million primarily due to an adjustment of $126 million to unfunded future income tax to reflect the change from a flow through to normalization method, which has been recorded as an increase to revenue, with an offsetting and equal increase to income tax expense, an increase of $17 million relating to recoveries on the Ginna RSSA together with other decreases in the amount of $26 million for items such as revenue decoupling mechanisms, nonbypassable wires charges and rate case impacts.

Purchased power, natural gas and fuel increased used for the year ended December 31, 2016, increased by $353 million, or 43%, from $821 million for the year ended December 31, 2015, to $1,174 million. UIL contributed $463 million in additional expense, resulting in underlying expense being $110 million lower. Purchase volume requirements were 3% lower for electricity and 3% lower for gas for the same reasons outlined under Networks revenues, that is, the milder weather in winter 2016.  In addition, market prices were down 25% for electricity and 17% for gas.

Operations and maintenance during the year ended December 31, 2016, increased by $450 million or 32% from approximately $1.4 billion for the year ended December 31, 2015, to approximately $1.8 billion. UIL accounts for $463 million of this increase, with the remaining $13 million decrease attributable to the underlying business. The regulatory adjustment for the Ginna RSSA, which has offsets in revenue, accounts for a $35 million increase. Offsetting this are reductions relating to $22 million refunds received from the Spent Fuel Nuclear Trust from Maine Yankee, which will be refunded to customers, $8 million due to lower-write-offs in the current year due to lower commodity prices in the current year, $7 million due to reduced recovery of storm costs as compared to higher levels in prior years and of $11 million from lower expenditures on various state mandated energy efficiency programs, lower insurance claim expenses, and renewable energy credit purchases and adjustments to regulatory deferrals based on changes to rate plans.

Renewables

Operating revenues for the year ended December 31, 2016, decreased by $52 million, or 5% from approximately $1.1 billion for the year ended December 31, 2015, to approximately $1.0 billion. Revenues from wind and solar facilities increased by $7 million due to 5% increase in wind generation on favorable wind resource and full year of operation in 2016 of a wind farm completed in 2015, offset in part by 4% lower average prices. New wind capacity added in 2016 did not contribute significantly to the increase in revenues or production for 2016. The decrease in average price results from general market conditions and mild weather in 2016 compared to 2015 and proportionately more output sold merchant due to expiring contracts. Revenues decreased by $46 million due to unfavorable MtM changes on energy derivative transactions entered into for economic hedging purposes and thermal revenues decreased by $13 million due to lower merchant prices.

Purchased power, natural gas and fuel used for the year ended December 31, 2016, decreased by $50 million, or 25%, from $202 million for the year ended December 31, 2015, to $152 million. Klamath power plant expense was $11 million lower due to lower production and reduced fuel costs, MtM changes on derivatives were favorable $41 million due to market price changes in the current period and transmission and energy purchases were higher by $2 million.

Operations and maintenance for the year ended December 31, 2016, decreased by $12 million or 3% from $363 million for the year ended December 31, 2015, to $351 million.  Bad debt expense decreased by $7 million due to a specific reserve recorded in 2015 that did not occur in 2016. Asset retirement related expenses were $5 million lower, as a result of the extension of the windfarm useful life in combination with revisions to expense estimates.

Gas

Operating revenues for the year ended December 31, 2016, increased by $51 million, or 268%, from negative $19 million for the year ended December 31, 2015, to $32 million. The increase in operating revenues was due to $19 million of improved performance in the owned and contracted storage businesses, with both capturing higher spreads relative to previous year, $6 million favorable transportation contract, $15 million favorable MtM change and the remainder relating to various items including contract adjustments in the prior year.

The gas business had no purchased power, natural gas and fuel used for the year ended December 31, 2016, and insignificant amount for the year ended December 31, 2015. As a predominantly trading business, such expenses are required to be netted with revenues.

Operations and maintenance for the year ended December 31, 2016, increased by $6 million, or 16%, from $38 million for the year ended December 31, 2015, to $44 million. Increases in credit guarantee expenses and third party services account for the increase in 2016.

Depreciation, Amortization and Impairment of Non-Current Assets

Depreciation, amortization and impairment expenses for the year ended December 31, 2016, increased by $97 million or 14% from $707 million for the year ended December 31, 2015, to $804 million. The primary movements were UIL contributing $160 million, with the underlying business $63 million lower. Networks depreciation expense was $22 million lower, mainly as a result of updates to asset lives from the rate case activities. Renewables expense was $43 million lower primarily as a result of lower project impairment expenses in 2016, as compared to that in 2015, and $52 million lower depreciation expense due to revision of useful lives of wind farm assets offset by $21 million due to increases from the Baffin Bay wind asset only being operational for part of the prior year, combined with additional expense from salvage values and from asset retirement obligation estimations.

Other Income and (Expense) and Equity Earnings

Other income and (expense) and equity earnings for the year ended December 31, 2016, increased by $28 million, or 49%, from $55 million other income for the year ended December 31, 2015, to $83 million. UIL contributed $22 million of income. Of the remaining $6 million, $31 million was as a result of the sale of the Iroquois equity investment, and $3 million was as a result of the sale of other investment. An additional $12 million of income results from the reversal of the Maine Natural Gas provision in the current period that was initially recorded at the end of 2015. Offsetting these amounts were a $13 million decrease primarily from interest income on regulatory deferrals, due to updates from the rate case activities, $5 million for reduced allowance for funds used during construction in Networks, $6 million for reduced earnings on equity method investments and $5 million due to a gain from tax equity financing arrangements’ buyback recorded in 2015 that did not occur in 2016. Other various items caused a decrease of approximately $11 million in the period.

Interest Expense, Net of Capitalization

Interest expense for the year ended December 31, 2016, increased by $1 million or less than 1% from $267 million for the year ended December 31, 2015, to $268 million. Excluding the impact of UIL, which added $79 million of expense, underlying expense was $78 million favorable. Networks was $53 million favorable, mainly as a result of lower interest expense on regulatory deferrals, and Other was favorable by $18 million as a result of a reduction to the interest rate on outstanding debt and reduced outstanding debt.

Income Tax Expense

The effective tax rate for the year ended December 31, 2016, was 37.6%, which is slightly higher than the 35% statutory federal income tax rate due to offsetting income tax matters. Increases were predominantly due to the impact of an adjustment of $126 million to unfunded future income tax to reflect the change from a flow through to normalization method following the approval of the proposal by the NYPSC, which was recorded in the second quarter of 2016 as an increase to income tax expense and an offsetting increase to revenue. This was offset by the recognition of production tax credits associated with wind and state income tax amounts including unitary filing amounts for our various states of operations. Income tax expense for the year ended December 31, 2015, was

$71 million lower than it would have been at the statutory federal income tax rate of 35%, primarily due to production tax credits, filing of amended returns in the State of New York and the impact of tax equity financing arrangements. This resulted in an effective tax rate of 11.30% for 2015.

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Networks

Operating revenues for the year ended December 31, 2015, decreased by $11 million or less than 1% from $3,397 million for the year ended December 31, 2014, to $3,386 million. UIL contributed $36 million in additional revenue, offset by underlying revenue being $47 million lower due to lower gas rates in 2015 as compared to 2014. There were also lower gas sales volumes, as consumption declined due to milder weather.

Purchased power, natural gas and fuel used for the year ended December 31, 2015, decreased by $235 million, or 22%, from $1.1 billion for the year ended December 31, 2014, to $821 million. UIL contributed $34 million in additional expense, resulting in underlying expense being $269 million lower. Purchased power decreased by $189 million, resulting from a decrease in the market price of electricity in 2015, with 2014 prices being higher due to colder temperatures causing less efficient generation to be used, increasing the marginal price of electricity. Additionally, gas purchase expenses decreased by $80 million due to a decrease in gas market prices, with prices lower in 2015 due to continuing shale gas production increasing supply, and a decline in oil prices, which are closely correlated with gas prices.

Operations and maintenance during the year ended December 31, 2015, increased by $206 million or 17% from approximately $1.2 billion for the year ended December 31, 2014, to approximately $1.4 billion. Excluding the impact of UIL, underlying expense increased by $153 million, with the main drivers being increased spending in 2015 on reliability support services of $80 million, combined with regulatory refunds received from the DOE in 2014 for the Phase II of the Yankee Companies Case of $28 million together with smaller increases in energy efficiency programs and corporate recharges.

Renewables

Operating revenues for the year ended December 31, 2015 decreased $122 million or 10% from approximately $1.2 billion for the year ended December 31, 2014, to approximately $1.1 billion. In 2015, revenues increased by $17 million due to the addition of a 202 MW newly constructed wind farm.  Revenues decreased $87 million from existing wind farms on lower wind generation due to poor wind resource (amount of wind in actual weather lower than the prior year) and lower revenues from merchant wind farms due to lower prices of approximately 6%.  The decrease in prices is attributed to general market conditions and milder weather in 2015 as compared to 2014. Power trading revenues were $34 million lower due to reduced trading opportunities created by lower price volatility in the northwest markets and a decrease of $9 million attributable to unfavorable MtM changes on derivative transactions entered into for economic hedging purposes.

Purchased power, natural gas and fuel used for the year ended December 31, 2015, increased by $9 million, or 5%, from $193 million for the year ended December 31, 2014, to $202 million. The increase is attributable to costs for our thermal power plant.

Operations and maintenance for the year ended December 31, 2015, increased by $27 million or 8% from $336 million for the year ended December 31, 2014, to $363 million, primarily as a result of higher corporate recharges, combined with several non-recurring expenses and lower capitalization of expenses.

Gas

Operating revenues for the year ended December 31, 2015 decreased by $103 million, or 123%, from $84 million for the year ended December 31, 2014 to negative $19 million. The decrease in operating revenues was due to $105 million unfavorable MtM changes on derivatives, with unrealized losses in 2015 compared to unrealized gains in 2014.  The unrealized MtM change recorded within operating revenues is related to the change in average prices for storage derivatives. The 2015 losses resulted primarily from the settlement of 2014 MtM gains on short-term derivatives that rolled-off in 2015 based on the Company’s derivative strategies as disclosed in Note 12, Derivative Instruments and Hedging. In 2014, a decrease in average prices for storage derivatives resulted in significant MtM gains.

Purchased power, natural gas and fuel used for the year ended December 31, 2015, remained consistent over the periods at $1 million.

Operations and maintenance for the year ended December 31, 2015, decreased by $2 million, or 4%, from $40 million for the year ended December 31, 2014, to $38 million. The decrease is mainly due to reduction in operational expense in the trading and storage businesses.

Depreciation, Amortization and Impairment of Non-Current Assets

Depreciation, amortization and impairment expenses for the year ended December 31, 2015, increased by $53 million or 8% from $654 million for the year ended December 31, 2014, to $707 million. The depreciation expense for Gas, Renewables and Networks increased by $67 million. Asset increases at Networks accounted for $43 million and a further $10 million at Renewables, and UIL accounts for a further $6 million. Partially offsetting this is a reduction of $12 million on impairment expense related to renewable development projects.

Other Income and (Expense) and Equity Earnings

Other income and (expense) and equity earnings for the year ended December 31, 2015, decreased by $9 million, or 14%, from $64 million other income for the year ended December 31, 2014, to $55 million. The decrease in other income is associated with lower equity earnings of $11 million due to the impact of lower power prices and production on the joint venture windfarms of Renewables.

Interest Expense, Net of Capitalization

Interest expense for the year ended December 31, 2015, increased by $24 million or 10% from $243 million for the year ended December 31, 2014 to $267 million. Networks expense increased by $30 million, consistent with the change in debt and UIL contributed $4 million in additional expense.  Renewables expense decreased corresponding with a decrease as their debt amortized.

Income Tax Expense

Income tax expense for the year ended December 31, 2015, was $71 million lower than it would have been at the statutory federal income tax rate of 35% due predominately to production tax credits, filing of amended returns in the State of New York and the impact of tax equity financing arrangements. This resulted in an effective tax rate of 11.30%. Income tax expense for the year ended December 31, 2014, was $35 million higher than it would have been at the statutory federal income tax rate of 35% due predominately to remeasurement of the deferred income tax liability caused by the imposition of a unitary tax regime in New York effective January 1, 2015, production tax credits, and the impact of tax equity financing arrangements. This resulted in an effective tax rate of 39.94%.

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

We define adjusted EBITDA as net income attributable to AVANGRID, adding back income tax expense, depreciation, amortization, impairment of non-current assets and interest expense, net of capitalization, and then subtracting other income and earnings from equity method investments. We define adjusted net income as net income adjusted to reflect the full 12-month period of results for UIL and to exclude gain on the sale of equity method and other investment, impairment of investment, costs related to the merger with UIL, mark-to-market adjustments to reflect the effect of mark-to-market changes in the fair value of derivative instruments used by AVANGRID to economically hedge market price fluctuations in related underlying physical transactions for the purchase and sale of electricity and adjustments for the non-core Gas storage business, for which we are exploring strategic options. We believe adjusted net income is more useful in understanding and evaluating actual and projected financial performance and contribution of AVANGRID core lines of business and to more fully compare and explain our results. Additionally, we evaluate the nature of our revenues and expenses and adjust to reflect classification by nature for evaluation of our non-GAAP financial measures as opposed to by function. The most directly comparable U.S. GAAP measure to adjusted EBITDA and adjusted net income is net income. We also define adjusted gross margin as adjusted EBITDA adding back operations and maintenance and taxes other than income taxes and then subtracting transmission wheeling. We also define adjusted EPS as adjusted net income converted to an earnings per share amount.

The use of non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, AVANGRID’s U.S. GAAP financial information, and investors are cautioned that the non-GAAP financial measures are limited in their usefulness, may be unique to AVANGRID, and should be considered only as a supplement to AVANGRID’s U.S. GAAP financial measures. The non-GAAP financial measures may not be comparable to other similarly titled measures of other companies and have limitations as analytical tools.

Non-GAAP financial measures are not primary measurements of our performance under U.S. GAAP and should not be considered as alternatives to operating income, net income or any other performance measures determined in accordance with U.S. GAAP.

Reconciliation of the Net Income attributable to AVANGRID to adjusted EBITDA (non-GAAP) and adjusted gross margin (non-GAAP) before reflecting the full 12-month period of results for UIL, excluding gain on the sale of equity method and other investment, impairment of investment, costs related to the merger with UIL, impact from mark-to-market activities in Renewables and Gas storage business, and before adjustments to reflect the classification of revenues and expenses by nature for the years ended December 31, 2016, 2015 and 2014, respectively, is as follows:

Years Ended December 31,	2016	2015	2014
(Millions)
Net Income Attributable to Avangrid, Inc.	$630	$267	$424
Add: Income tax expense	379	34	282
Depreciation and amortization	804	695	629
Impairment of non-current assets	—	12	25
Interest expense, net of capitalization	268	267	243
Less: Other income	76	55	52
Earnings from equity method investments	7	—	12
Adjusted EBITDA (2)	$1,998	$1,220	$1,539
Add: Operations and maintenance (1)	2,206	1,808	1,560
Taxes other than income taxes	528	367	314
Less: Transmission wheeling (1)	260	149	143
Adjusted gross margin (2)	$4,472	$3,246	$3,270

(1)

Transmission wheeling is a component of operations and maintenance and is considered a component of adjusted gross margin because it is directly associated with the power supply costs included in the cost of sales.

(2)

Adjusted EBITDA and adjusted gross margin are non-GAAP financial measures and are presented before reflecting the full 12-month period of results for UIL results, excluding gain on the sale of equity method and other investment, impairment of investment, costs related to the merger with UIL, impact from mark-to-market activities in Renewables and Gas storage business, and before adjustments to reflect the classification of revenues and expenses by nature. For additional details of these adjustments and reconciliation of net income to adjusted EBITDA and adjusted gross margin that reflect these adjustments see the table on pages 70-71 of this Annual Report on Form 10-K.

The following tables set forth our adjusted EBITDA and adjusted gross margin by segment for each of the periods indicated and as a percentage of operating revenues:

Year Ended December 31, 2016

	Total	Networks	Renewables	Gas	Other(1)
	(in millions)
Adjusted gross margin (2)	$4,472	$3,596	$863	$33	$(20)
Adjusted gross margin %		71%	85%	103%	34%
Adjusted EBITDA (2)	$1,998	$1,551	$462	$(15)	$—
Adjusted EBITDA %		31%	46%	(47)%	58%

Year Ended December 31, 2015

	Total	Networks	Renewables	Gas	Other(1)
	(in millions)
Adjusted gross margin (2)	$3,246	$2,417	$865	$(20)	$(16)
Adjusted gross margin %		71%	81%	105%	24%
Adjusted EBITDA (2)	$1,220	$865	$456	$(62)	$(39)
Adjusted EBITDA %		26%	43%	326%	59%

Year Ended December 31, 2014

	Total	Networks	Renewables	Gas	Other(1)
	(in millions)
Adjusted gross margin (2)	$3,270	$2,199	$997	$83	$(9)
Adjusted gross margin %		65%	84%	99%	12%
Adjusted EBITDA (2)	$1,539	$891	$613	$38	$(3)
Adjusted EBITDA %		26%	52%	45%	4%

(1)	Other amounts represent corporate and company eliminations.

(2)

Adjusted EBITDA and adjusted gross margin are non-GAAP financial measures and are presented before reflecting the full 12-month period of results for UIL results, excluding gain on the sale of equity method and other investment, impairment of investment, costs related to the merger with UIL, impact from mark-to-market activities in Renewables and Gas storage business, and before adjustments to reflect the classification of revenues and expenses by nature. For additional details of these adjustments and reconciliation of net income to adjusted EBITDA and adjusted gross margin that reflect these adjustments see the table on pages 70-71 of this Annual Report on Form 10-K.

Comparison of Period to Period Results of Operations

Our adjusted gross margin increased by $1.3 billion, or 39%, from $3.2 billion for the year ended December 31, 2015, to $4.5 billion for the year ended December 31, 2016.

Our adjusted EBITDA increased by $778 million, or 64%, from $1.2 billion for the year ended December 31, 2015 to $1.9 billion for the year ended December 31, 2016.

Details of the period to period comparison are described below at the segment level.

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Networks

Adjusted gross margin for the year ended December 31, 2016, increased by $1.2 billion from $2.4 billion for the year ended December 31, 2015, to $3.6 billion. The increase is associated primarily with the addition of UIL, which added $1.0 billion of gross margin. Underlying margins increased by $172 million. Although volume of both sales and purchased power were lower due to the mild winter in 2016, purchased power rates decreased comparatively more, due to declines in market prices in 2016, which, combined with increases in regulatory recoveries including the $126 million unfunded future income tax adjustment and impacts of the rate case activities, increased margins in 2016, partly offset by increases in the cost of transmission wheeling year over year.

Adjusted EBITDA for the year ended December 31, 2016, increased by $686 million or 79% from $865 million for the year ended December 31, 2015, to $1.6 billion. UIL added $493 million of adjusted EBITDA in 2016, with underlying business adjusted EBITDA increasing by $193 million for the year ended December 31, 2016, as compared to the same period of 2015. The increase was due to the same reasons discussed above for adjusted gross margin, partly offset by an increase in operations and maintenance expenses for transmission system reliability support.

Renewables

Adjusted gross margin for the year ended December 31, 2016, decreased by $2 million or less than 1% from $865 million for the year ended December 31, 2015, to $863 million. The decrease was primarily due to $5 million in unfavorable MtM changes on derivatives in 2016 compared to 2015 and a $2 million decrease in thermal results on lower merchant prices not offset by lower fuel costs.  Underlying gross margin on wind and solar increased by $4 million due to increased production of 642 GWh or 5% with average prices 4% lower due to expiring contracts resulting in more generation being sold merchant.

Adjusted EBITDA for the year ended December 31, 2016, increased by $6 million or 1% from $456 million for the year ended December 31, 2015, to $462 million. The increase was due primarily to lower operations and maintenance expenses, related to reductions in bad debts expense recorded in 2015 not recurring in 2016and lower asset retirement obligation expenses.

Gas

Adjusted gross margin for the year ended December 31, 2016, increased by $53 million, or 265%, from negative $20 million for the year ended December 31, 2015, to $33 million. The increase is associated with the increase in operating revenues due to favorable movement in spreads in the owned storage and gas transportation areas in 2016 as compared to 2015.

Adjusted EBITDA for the year ended December 31, 2016 increased by $47 million, or 76%, from negative $62 million for the year ended December 31, 2015, to negative $15 million. The increase was due primarily to the same reasons discussed above for adjusted gross margin offset by operations and maintenance expense increases in 2016 resulting from higher credit support costs and external services.

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Networks

Adjusted gross margin for the year ended December 31, 2015, increased by $218 million, from $2.2 billion for the year ended December 31, 2014, to $2.4 billion. The increase is associated primarily with the decrease of purchased power by $189 million due to a decrease in the market price of electricity in 2015, with 2014 prices being higher due to colder temperatures causing less efficient generation to be used, increasing the marginal price of electricity. The remaining difference represents the cost of transmission wheeling year over year.

Adjusted EBITDA for the year ended December 31, 2015, decreased by $26 million or 3% from $891 million for the year ended December 31, 2014, to $865 million. The decrease is primarily due to the reasons discussed above regarding adjusted gross margin and increase in operations and maintenance with the main drivers being increased spending in 2015 on reliability support services.

Renewables

Adjusted gross margin for the year ended December 31, 2015, decreased by $132 million or 13% from $997 million for the year ended December 31, 2014, to $865 million. The decrease was due primarily to a reduction in output from our renewable generation facilities, which were 592 GWh lower, and lower merchant prices with a resulting reduction of $70 million, unfavorable results from power trading activities of $34 million, due to reduced trading opportunities created by lower price volatility in the northwest markets and a decrease of $9 million attributable to unrealized losses from changes in fair value of energy derivative transactions entered into for economic hedging purposes.

Adjusted EBITDA for the year ended December 31, 2015, decreased by $157 million or 26% from $613 million for the year ended December 31, 2014, to $456 million. The increase was due primarily to the same reasons discussed above for adjusted gross margin.

Gas

Adjusted gross margin for the year ended December 31, 2015, decreased by $103 million, or 124%, from $83 million for the year ended December 31, 2014, to negative $20 million. The decrease is associated with the decrease in operating revenues due to $105 million in changes relating to change in value of derivatives, with unrealized losses in 2015 compared to unrealized gains in 2014.

Adjusted EBITDA for the year ended December 31, 2015 decreased by $100 million, or 263%, from $38 million for the year ended December 31, 2014 to negative $62 million. The decrease was due primarily to the same reasons discussed above for adjusted gross margin.

The following table provides a reconciliation between Net Income attributable to AVANGRID and adjusted gross margin (non-GAAP) and adjusted EBITDA (non-GAAP) by segment after the full 12-month period of results for UIL, excluding gain on the sale of equity method and other investment, impairment of investment, costs related to the merger with UIL, impact from mark-to-market activities in Renewables and Gas storage business, and after adjustments to reflect the classification of revenues and expenses by nature for the years ended December 31, 2016, 2015 and 2014, respectively:

	Year Ended December 31, 2016
	Total	Networks	Renewables	Corporate *	Gas Storage
	(in millions)
Net Income Attributable to Avangrid, Inc.	$630	$480	$112	$80	$(42)
Adjustments:
Sale of equity method and other investment	(36)	—	(3)	(33)	—
Impairment of investment	3	3	—	—	—
Mark-to-market adjustments - Renewables	(20)	—	(20)	—	—
Income tax impact of adjustments (1)	22	(1)	9	14	—
Gas Storage, net of tax	42	—	—	—	42
Adjusted Net Income	$641	$482	$98	$61	$—
Add: Income tax expense (2)	287	290	35	(38)	—
Depreciation and amortization (3)	985	566	415	4	—
Interest expense, net of capitalization (4)	131	132	28	(28)	—
Less: Other income and (expense)	(2)	1	(3)	—	—
Earnings (losses) from equity method investments	4	15	(11)	—	—
Adjusted EBITDA (6)	$2,042	$1,453	$589	$(1)	$—
Add: Operations and maintenance (5)	1,319	1,089	234	(5)	—
Taxes other than income taxes	513	463	44	6	—
Adjusted gross margin (6)	$3,873	$3,006	$867	$—	$—

	Year Ended December 31, 2015
	Total	Networks	Renewables	Corporate *	Gas Storage
	(in millions)
Net Income Attributable to Avangrid, Inc.	$267	$208	$133	$(6)		$(69)
Adjustments:
Add: Net Income representing the full 12-month period of results for UIL	133	133	—	—		—
Merger costs	122	89	—	34		—
Mark-to-market adjustments - Renewables	(25)	—	(25)	—		—
Income tax impact of adjustments (1)	(45)	(49)	9	(5)		—
Gas Storage, net of tax	69	—	—	—		69
Adjusted Net Income	$521	$381	$117	$23		$—
Add: Income tax expense (2)	203	241	37	(76)		—
Depreciation and amortization (3)	1,047	586	461	—		—
Impairment of non-current assets	12	—	12	—		—
Interest expense, net of capitalization (4)	190	163	(37)	64		—
Less: Other income	1	1	—	—		—
Earnings (losses) from equity method investments	15	14	(4)	4		—
Adjusted EBITDA (6)	$1,957	$1,356	$595	$7	$
Add: Operations and maintenance (5)	1,339	1,122	229	(12)		—
Taxes other than income taxes	517	471	41	5		—
Adjusted gross margin (6)	$3,813	$2,949	$865	$—		$—

	Year Ended December 31, 2014
	Total	Networks	Renewables	Corporate *	Gas Storage
	(in millions)
Net Income Attributable to Avangrid, Inc.	$424	$288	$201	$(61)		$(4)
Adjustments:
Add: Net Income representing the full 12-month period of results for UIL	110	110	—	—		—
Merger costs	8	8	—	—		—
Mark-to-market adjustments - Renewables	(34)	—	(34)	—		—
Income tax impact of adjustments (1)	10	(3)	13	—		—
Gas Storage, net of tax	4	—	—	—		4
Adjusted Net Income	$522	$403	$180	$(61)	$
Add: Income tax expense (2)	363	238	76	54		(5)
Depreciation and amortization (3)	877	523	332			22
Impairment of non-current assets	25	—	25	—		—
Interest expense, net of capitalization (4)	300	255	64	(47)		28
Less: Other income and (expense)	52	42	67	(60)		3
Earnings from equity method investments	23	11	2	10		—
Adjusted EBITDA (6)	$2,012	$1,366	$608	$(4)		$42
Add: Operations and maintenance (5)	1,521	1,152	336	(7)		40
Taxes other than income taxes	500	445	47	3		5
Adjusted gross margin (6)	$4,033	$2,963	$991	$(8)		$87

(1)

Income tax impact of adjustments: $14 million from sale of equity method investment, $1 million from sale of other investment, $(1) million on impairment of investment and $8 million from MtM adjustment for the year ended December 31, 2016. Income tax impact of $54 million and $3 million relate to merger costs for the years ended December 31, 2015 and 2014, respectively. Income tax impact of $9 million and $13 million relate to MtM adjustment for the years ended December 31, 2015 and 2014, respectively.

(2)

In addition to adjustments to include a full 12-month period of results for UIL, adjustments have been made for production tax credit for the amount of $34 million, $33 million and $28 million for the years ended December 31, 2016, 2015 and 2014, as they have been included in operating revenues in Renewables based on the by nature classification. Additionally, $126 million for unfunded future income taxes have been reclassified from revenues based on the by nature classification in Networks for the year ended December 31, 2015.

(3)

In addition to adjustments to include a full 12-month period of results for UIL, adjustments have been made for the inclusion of vehicle depreciation of $22 million, $14 million and $16 million and bad debt provision of $50 million, $48 million and $87 million in Networks within depreciation and amortization from operations and maintenance based on the by nature classification for the years ended December 31, 2016, 2015 and 2014, respectively. Additionally, government grants of $6.6 million and $6.8 million in Networks and investment tax credits amortization of $91 million and $103 million in Renewables have been presented within other operating income and not within depreciation and amortization based on the by nature classification for the years ended December 31, 2016 and 2015, respectively

(4)

In addition to adjustments to include a full 12-month period of results for UIL, adjustments have been made for allowance for funds used during construction, debt portion, to reflect these amounts within other income and expenses in Networks for the years ended December 31, 2016, 2015 and 2014, respectively.

(5)

In addition to adjustments to include a full 12-month period of results for UIL, adjustments have been made for regulatory amounts to reflect amounts in revenues based on the by nature classification of these items. In addition, the vehicle depreciation and bad debt provision have been reflected within depreciation and amortization in Networks.

(6)

Adjusted EBITDA and adjusted gross margin are non-GAAP financial measures and are presented after reflecting the full 12-month period of results for UIL, excluding gain on the sale of equity method and other investment, impairment of investment, costs related to the merger with UIL, impact from mark-to-market activities in Renewables and Gas storage business, and after adjustments to reflect the classification of revenues and expenses by nature explained in notes (1)-(5) above.

* Includes corporate and other non-regulated entities.

The following tables provide a reconciliations between Net Income attributable to AVANGRID and Adjusted Net Income (non-GAAP), and EPS attributable to AVANGRID and adjusted EPS (non-GAAP) after reflecting the full 12- month period of results for UIL, excluding gain on the sale of equity method and other investment, impairment of investment, costs related to the merger with UIL, impact from mark-to-market activities in Renewables and Gas storage business, for the years ended December 31, 2016, 2015 and 2014, respectively:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Networks	$480	$208	$288
Renewables	112	133	201
Corporate (1)	80	(6)	(61)
Gas Storage	(42)	(69)	(4)
Net Income	$630	$267	$424
Adjustments:
Net income representing the full 12-month period of results for UIL	—	133	110
Merger Costs	—	122	8
Sale of equity method and other investment	(36)	—	—
Impairment of investment	3	—	—
Mark-to-market adjustments - Renewables (2)	(20)	(25)	(34)
Income tax impact of adjustments	22	(45)	10
Gas Storage , net of tax	42	69	4
Adjusted Net Income (3)	$641	$521	$522

	Year Ended December 31,
	2016	2015	2014

Networks	1.55	0.83	1.14
Renewables	0.37	0.53	0.80
Corporate (1)	0.26	(0.03)	(0.24)
Gas Storage	(0.14)	(0.28)	(0.02)
Earnings Per Share	2.04	1.05	1.68
Adjustments:
Reduction for acquisition of UIL shares	—	(0.18)	(0.31)
Net income representing the full 12-month period of results for UIL	—	0.43	0.36
Merger costs	—	0.40	0.03
Sale of equity method and other investment	(0.12)	—	—
Impairment of investment	0.01	—	—
Mark-to-market adjustments - Renewables (2)	(0.07)	(0.08)	(0.11)
Income tax impact of adjustments	0.07	(0.15)	0.03
Gas Storage, net of tax	0.14	0.22	0.02
Adjusted Earnings Per Share (3)	$2.07	$1.68	$1.69

(1)	Includes corporate and other non-regulated entities.
(2)

Mark-to-market adjustments relate to changes in the fair value of derivative instruments used by AVANGRID to economically hedge market price fluctuations in related underlying physical transactions for the purchase and sale of electricity and gas.

(3)

Adjusted net income and adjusted earnings per share are non-GAAP financial measures and are presented after reflecting the full 12-month period of results for UIL, excluding gain on the sale of equity method and other investment, impairment of investment, costs related to the merger with UIL, impact from mark-to-market activities in Renewables and Gas storage business.

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

Liquidity Resources

At December 31, 2016, we had cash and cash equivalents of $91 million, as compared to $427 million at December 31, 2015. In addition to cash on hand, we and our subsidiaries have access to committed credit facilities totaling $1.5 billion. See discussion of AVANGRID commercial paper program and AVANGRID credit facility below.

We optimize our liquidity within the United States through a series of arms’-length intercompany lending arrangements with our subsidiaries and among our regulated utilities to provide for lending of surplus cash to subsidiaries with liquidity needs, subject to the limitation that the regulated utilities may not lend to unregulated affiliates.

We manage our overall liquidity position as part of the group of companies controlled by Iberdrola, or the Iberdrola Group, and are a party to a notional cash pooling agreement with Bank Mendes Gans, N.V., BMG, along with other members of the Iberdrola Group. The notional cash pooling agreement aids the Iberdrola Group in efficient cash management and reduces the need for external borrowing by the pool participants. Parties to the agreement, including us, may deposit funds with or borrow from BMG, provided that the net balance of funds deposited or borrowed by all pool participants in the aggregate is not less than zero. Deposits are available for next day withdrawal. Deposit in the cash pooling account was $353 million at December 31, 2015. In advance of the United Kingdom “BREXIT” vote, we took steps to reposition our liquidity and our deposits with BMG were withdrawn and reinvested in money market accounts. The BMG balance at December 31, 2016 was zero. The deposit amounts are reflected in our consolidated balance sheet under cash and cash equivalents because our deposited surplus funds under the cash pooling agreement are highly-liquid short-term investments. We also have a bi-lateral demand note agreement with a Canadian affiliate of the Iberdrola Group under which we had notes payable balance outstanding of $10 million at December 31, 2016.

AVANGRID Commercial Paper Program

On May 13, 2016, AVANGRID established a commercial paper program with a limit of $1 billion that is backstopped by the AVANGRID credit facility (described below). As of December 31, 2016 and March 9, 2017, there was $150 million and $300 million of commercial paper outstanding, respectively.

AVANGRID Credit Facility

On April 5, 2016, AVANGRID and its subsidiaries, NYSEG, RG&E, CMP, UI, CNG, SCG and BGC entered into a revolving credit facility with a syndicate of banks, or the AVANGRID Credit Facility, that provides for maximum borrowings of up to $1.5 billion in the aggregate.  Since the facility is a backstop to the AVANGRID commercial paper program, the amounts available under the facility at December 31, 2016 and March 9, 2017, were $1,350 million and $1,200 million, respectively.

Under the terms of the AVANGRID Credit Facility, each joint borrower has a maximum borrowing entitlement, or sublimit, which can be periodically adjusted to address specific short-term capital funding needs, subject to the maximum limit established by the banks. AVANGRID’s maximum sublimit is $1 billion, NYSEG, RG&E, CMP and UI have maximum sublimits of $250 million, CNG, and SCG have maximum sublimits of $150 million and BGC has a maximum sublimit of $25 million. Under the AVANGRID credit facility, each of the borrowers will pay an annual facility fee that is dependent on their credit rating.  The facility fees will range from 10.0 to 17.5 basis points. The maturity date for the AVANGRID credit facility is April 5, 2021.

As a condition of closing on the AVANGRID credit facility, three existing credit facilities were terminated: i) the AVANGRID revolving credit facility which provided for maximum borrowings of up to $300 million and had a scheduled termination date in May 2019; ii) a joint utility revolving credit facility, to which NYSEG, RG&E and CMP were parties, which provided for borrowings of up to $600 million and which had a scheduled termination date in July 2018; iii) the UIL credit facility, to which UIL, UI, SCG, CNG and BGC were parties, which provided for maximum borrowings of $400 million and which had a scheduled termination date in November 2016. At December 31, 2015, no amounts were outstanding under the AVANGRID revolving credit facility, and the joint utility revolving credit facility, and there was $160 million outstanding under the UIL credit facility.

Long-Term Capital Resources

We expect to meet our long-term capital requirements through the use of our cash balances, credit facilities, cash from operations, and long-term borrowing. We have investment grade ratings from Standard and Poor’s, Moody’s and Fitch and we believe that we can raise capital on competitive terms in the investment grade debt capital and/or bank markets.

In November 2016, NYSEG issued $500 million principal amount of senior unsecured notes bearing a coupon of 3.25% and a December 1, 2026 maturity date.  The notes were priced at a discount to yield 3.335%.  Net proceeds of the offering after the price discount and underwriters’ discount were $493 million.

At December 31, 2016, we had $4,307 million of long-term debt (including the current portion thereof) outstanding in the Networks segment consisting of first mortgage bonds, senior unsecured notes, tax-exempt bonds and various other forms of debt.  Network’s regulated utilities are required by regulatory order to maintain a minimum ratio of common equity to total capital that is tied to the capital structure used in the establishment of their revenue requirements. Pursuant to these requirements, each of NYSEG, RG&E, CMP and MNG must maintain a minimum equity ratio equal to the ratio in its currently effective rate plan or decision measured using a trailing 13-month average.  On a monthly basis, each utility must maintain a minimum equity ratio of no less than 300 basis points below the equity ratio used to set rates. Networks’ regulated utilities were in compliance with these regulatory orders as of December 31, 2016. UI, SCG, CNG and BGC are restricted from paying dividends if paying such dividend would result in their respective common equity ratio being lower than 300 basis points below the equity percentage used to set rates in the most recent distribution rate proceeding as measured using a trailing 13-month average calculated as of the most recent quarter end. The regulated utilities periodically pay dividends to, or receive capital contributions from AVANGRID, in order to maintain the minimum equity ratio requirement. They each independently incur indebtedness by issuing investment grade debt securities.

At December 31, 2016, we had $70 million of long-term debt (including the current portion thereof) outstanding in the Renewables segment consistently principally of a sale-leaseback arrangement on a solar generation facility. Renewables has historically been financed primarily with equity contributions from Iberdrola. The last such contribution of $800 million was made in February 2013. Renewables has also sourced capital through tax equity financing arrangements associated with particular wind farm projects. The arrangements allocate tax losses and production tax credits to the tax equity investor in exchange for an initial contribution. The obligations created under the tax equity financing arrangements are recorded as a liability with an aggregate balance of $199 million, of which $96 million is current, at December 31, 2016.

At December 31, 2016, we had $470 million and $12 million of long-term debt (including the current portion thereof) outstanding in the corporate and Gas, respectively. Long-term debt in the corporate consists principally of $450 million of 4.625% notes due in 2020 originally issued by UIL in 2010. The obligations relating to those notes were transferred to Avangrid, Inc. in December 2016. For further details see details Note 10 and Note 3 of Schedule I of our audited consolidated financial statements for the three years ended December 31, 2016, which are incorporated herein by reference.

In our credit facilities, long-term borrowing and tax-equity partnerships, we and our affiliates that are parties to the agreements are subject to covenants that are standard for such agreements. Affirmative covenants impose certain obligations on the borrower and negative covenants limit certain activities by the borrower. The agreements also define certain events of default, including but not limited to non-compliance with the covenants that may automatically in some circumstances, or at the option of the lenders in other circumstances, trigger acceleration of the obligations. We and our affiliates were in compliance with all such covenants at December 31, 2016.

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

Capital Expenditures

The regulated utilities’ capital expenditures over the last three years have been as follows:

	2016	2015	2014
	(in millions)
NYSEG	$282	$259	$247
RG&E	268	157	181
CMP (non-MPRP(1))	207	120	172
CMP (MPRP)	—	108	112
MNG	3	3	15
UI	170	187	142
SCG	54	62	64
CNG	73	62	55
BGC	17	16	13
Total	$1,074	$974	$1,001

(1)	MPRP refers to the Maine Power Reliability Program.

Renewables’ capital expenditures for the years set forth below were as follows:

	2016	2015	2014
	(in millions)
Wind & solar	$751	$58	$270
Thermal	8	11	14
Corporate(1)	7	8	9
Total capital expenditures	766	77	293

(1)	Includes information technology and facilities and safety (security).

Capital expenditures have remained relatively flat across Networks during the period from 2014 to 2016.

Renewables also made capital investments during this three-year period. In 2016 there were capital expenditures of $728 million on construction of the Amazon Wind Farm US - East (formerly Desert Wind) and other wind assets, $8 million in capital expenditures on the Klamath gas-fired cogeneration facility, or the Klamath Plant, $10 million on improvements to operating wind assets and $13 million in development costs.

In 2015 there were capital expenditures of $73 million on construction of the Amazon Wind Farm US - East (formerly Desert Wind) and other wind assets, $11 million in capital expenditures on the Klamath Plant, $31 million on improvements to operating wind assets and $9 million in development costs.

In 2014 there were capital expenditures of $257 million primarily for construction of the Baffin Bay wind asset, $14 million for capital expenditures on the Klamath gas-fired cogeneration facility, or the Klamath Plant, $14 million on improvements to operating wind assets and $13 million in development costs, partially offset by $16 million in net refunds of wind turbine deposits.

Capital Improvement Projects

An important part of our business strategy involves capital improvement projects. Through Networks we plan to invest a total of approximately $7.8 billion from 2017 to 2021 to upgrade and expand electricity and natural gas transmission and distribution infrastructure. In the next 12 months, CMP plans to invest $204 million, including the program to complete the Lewiston Loop project, which complements the already completed MPRP, a project which enhanced the bulk power transmission grid in Maine. In addition, CMP plans to continue developing its new customer relationship management and billing system and new transmission investments in the Maine Electric Power Corporation, or MEPCO, 388 rebuild. NYSEG plans to invest $336 million in the next 12 months, including a number of programs disclosed in Appendix P Schedule I of the proposal dated June 15, 2016, the most relevant ones:  The FERC Bright Line project, Auburn transmission project, Columbia County transmission project, Gas Distribution Mains and Leak Prone Main replacement. RG&E plans to invest $299 million in the next 12 months, including a number of programs disclosed in Appendix P Schedule I of the proposal dated June 15, 2016, the most relevant ones:  The FERC Bright Line, Rochester Area Reliability Project (RARP), Ginna Retirement Transmission Alternative (GRTA), Station 23 - New Downtown 115kV source,

Gas Distribution Mains and Leak Prone Main replacement. UIL plans to invest $393 million in the next 12 months, including a number of programs disclosed in the UI-Distribution PURA Order dated December 14 2016 related to new customers, system and corrective reliability, system resiliency, infrastructure replacement (substations and distribution system), and system operations. The most relevant investment for CNG will be the Rocky Hill Liquefied Natural Gas, or LNG, Plant Liquefaction System Replacement Project.

On July 24, 2015, UIL announced its participation in Tennessee Gas Pipeline Company LLC’s, or TGP, proposed Northeast Energy Direct project, or NED pipeline, through an acquisition of a 2.5% equity interest in Northeast Expansion LLC.  Northeast Expansion LLC is a joint venture between an affiliate of Kinder Morgan, Inc., or Kinder Morgan, and Liberty Utilities Corp., which had planned to construct and own the NED pipeline, a new, “market path”  natural gas pipeline segment of approximately 188 miles from Wright, New York, to Dracut, Massachusetts.    In addition, as a condition to making this investment, UIL entered into a 20-year precedent agreement with TGP for pipeline capacity of 70,000 DTh/day on the NED pipeline, which capacity commitment, under the terms of the precedent agreement, would be reduced in the event that TGP enters into additional precedent agreements with third parties for capacity on the NED pipeline. In April 2016, citing inadequate capacity commitments from prospective customers, TGP elected to suspend all activities on the NED pipeline.

Through Renewables we plan to invest a total of approximately $4.0 billion from 2017 to 2021 in order to add 2,000 MWs of generation capacity. 601 MW are approved for construction in 2017 and 2018 and these projects have long-term associated PPA contracts.

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

The following is a summary of the cash flows by activity for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Cash Flows
Net cash from operating activities	$1,561	$1,363	$1,331
Net cash used in investing activities	(1,527)	(1,518)	(888)
Net cash (used in) from financing activities	(372)	102	(180)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(338)	$(53)	$263

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

In 2016, net cash provided by operating activities was $1.6 billion. During the period, Renewables contributed $420 million of operating cash flow associated with wholesale sales of energy, Networks contributed $1.0 billion of operating cash as the result of regulated transmission and distribution sales of electricity and natural gas, and Gas used $17 million in cash associated with losses on marketing of wholesale gas and gas storage services. Additionally, $82 million in cash was provided in support of the operating segments and changes in working capital provided $40 million in cash. The cash from operating activities in 2016 compared to 2015 increased by $198 million, primarily attributable to the increased operating revenues. The $338 million net change in operating assets and liabilities in 2016 was primarily attributable to a net increase of $26 million in accounts receivable and payable due to impacts from sales and purchases, cash distributions from equity method investments of $14 million, offset by net decrease of $340 million in in other assets/liabilities, decrease in inventories of $46 million and regulatory assets/liabilities of $81 million.

In 2015, net cash provided by operating activities was approximately $1.4 billion. During the period, Renewables contributed $531 million of operating cash associated with wholesale sales of energy, Networks contributed $867 million of operating cash as the result of regulated transmission and distribution sales of electricity and natural gas, and Gas used cash of $42 million associated with gains on marketing of wholesale gas and gas storage services. We used $5 million in cash associated with operating expenses in support of our segments. In addition, changes in working capital contributed $12 million in cash. The cash from operating activities for the year ended December 31, 2015, compared to the year ended December 31, 2014, increased by $30 million and this is primarily driven by a slight increase in Networks revenues. The $19 million net change in our net operating assets and liabilities during the year ended December 31, 2015, was primarily attributable to a decrease in inventory costs driven by a decrease in inventory levels of $4 million, partially offset by environmental cost deferrals of $32 million.

In 2014, net cash provided by operating activities was approximately $1.3 billion. During the period, Renewables contributed $724 million of operating cash associated with wholesale sales of energy, Networks contributed $734 million of operating cash as the result of regulated transmission and distribution sales of electricity and natural gas, and Gas contributed cash of $17 million associated with gains on marketing of wholesale gas and gas storage services. We used $60 million in cash associated with operating expenses in support of our segments. In addition, changes in working capital used $84 million in cash. The cash from operating activities for the year ended December 31, 2014, compared to the year ended December 31, 2013, increased by $154 million and this is primarily driven by the increased revenues at Renewables due to increase in wind source, prices, power trading activities and abundant hydro conditions as well as Gas due to lower gas prices. The $35 million net change in our net operating assets and liabilities during the year ended December 31, 2014, was primarily attributable to a decrease in inventory costs driven by a decrease in inventory levels of $58 million, partially offset by storm cost deferrals of $20 million.

Investing Activities

Our investing activities have primarily focused on enhancing, automating, and reinforcing the asset base to support safety, reliability, and customer growth in accordance with the regulatory markets within which we operate, as well as constructing solar and wind assets and spending on gas generation assets. The increase in cash outflows related to capital expenditures in 2016 was largely due to the inclusion of UIL, which was not in the comparable period, adding $356 million. The cost of investments has been offset, partially, by contributions in aid of construction and proceeds from the sale of equity investments in 2016.

In 2016, net cash used in investing activities was $1.5 billion, which was comprised of $1.1 billion associated with capital expenditures at Networks and $561 million of capital expenditures at Renewables primarily associated with payments in support of the Amazon Wind Farm US - East (formerly Desert Wind) construction project and safe harbor payments for turbines. This was offset by $69 million of contributions in aid of construction, proceeds of $57 million from the sale of our equity method investment in Iroquois and other investment, $43 million from asset sale to the New York TransCo and $7 million from sale of property.

In 2015, the cash used in investing activities was $1.5 billion, compared to $888 million in 2014. The increase in 2015 compared to 2014 is primarily related to cash paid for acquisition of UIL (net of cash acquired) of $547 million. The cash outflows related to capital expenditures for Networks were $773 million in 2015 and $775 million in 2014. The remaining capital expenditure related cash outflows in 2015 represent principally capital expenditures in Renewables of $304 million. This amount is driven by significant progress in construction of the Baffin Bay wind asset in 2014. Under a turbine supply agreement, with Gamesa, payment for the supplied turbines did not take place until first quarter of 2015.

Financing Activities

Our financing activities have primarily consisted of using our credit facilities and long-term debt issued or redeemed by our regulated Networks subsidiaries.

In 2016, cash used in financing activities was $372 million reflecting primarily an increase in non-current notes payable of $493 million less maturities and redemptions of $355 million, $88 million in payments on the tax equity financing arrangements, repurchase of common stock of $5 million and dividends of $401 million.

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

Contractual Obligations

As of December 31, 2016, our contractual obligations (excluding any tax reserves) were as follows:

	Total	2017	2018	2019	2020	2021	Thereafter
	(in millions)
Operating leases(1)	$703	$106	$28	$28	$26	$28	$487
Projected future pension benefit plan contributions(2)	151	33	51	54	13	—	—
Long-term debt (including current maturities)(3)	4,859	349	180	358	723	308	2,941
Interest payments(4)	2,371	222	205	186	169	141	1,448
Material purchase commitments(5)	2,587	487	376	287	238	191	1,008
Total Contractual Obligations	$10,671	$1,197	$840	$913	$1,169	$668	$5,884

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

(2)

The qualified pension plans’ contributions are generally based on the estimated minimum pension contributions required under the Employee Retirement Income Sensitivity Act of 1974, as amended, and the Pension Protection Act of 2006, as well as contributions necessary to avoid benefit restrictions and at-risk status and agreements with state regulatory agencies. These amounts represent estimates that are based on assumptions that are subject to change. The minimum required contributions for years after 2020 are not included as projection beyond 2020 are not available.

(3)	Includes obligations under capital leases. See debt payment discussion in “Long-term Capital Resources.”
(4)

Interest payments are estimated based on final maturity dates of debt securities outstanding at December 31, 2016, and do not reflect anticipated future refinancing, early redemptions or debt issuances. Variable rate interest obligations are estimated based on rates as of December 31, 2016

(5)	Represents forward purchase commitments under power, gas, and other arrangements.

Critical Accounting Policies and Estimates

The financial statements provided herein have been prepared in accordance with U.S. GAAP and include the accounts of AVANGRID.

In preparing the accompanying financial statements, our management has made certain estimates and assumptions that affect the reported amounts of assets, liabilities, shareholder’s equity, revenues and expenses, and the disclosures thereof. Our management recorded the net assets of ARHI in these consolidated financial statements at the historical accounting basis of AVANGRID. The historical accounting basis of AVANGRID includes purchase accounting adjustments related to AVANGRID’s acquisition of ARHI in 2007. Prior to the 2013 reorganization of AVANGRID, Networks was not considered to be a substantive operating entity as it did not hold any direct operations and had always been a part of AVANGRID. As a result, the net assets of Networks in these consolidated financial statements are recorded at the historical accounting basis of AVANGRID, which do not include purchase accounting adjustments related to Iberdrola, S.A.’s acquisition of AVANGRID in 2008.

Revision of estimated useful lives of wind power station assets at Renewables

Renewables’ wind power station assets in service less salvage value, if any, are depreciated using the straight-line method over their estimated useful lives. Renewables’ effective depreciation rate, excluding decommissioning, was 4.0% in both 2015 and 2014. Renewables reviews the estimated useful lives of its fixed assets on an ongoing basis. In the first quarter of 2016, this review indicated that the actual lives of certain assets at wind power stations are expected to be longer than the previously estimated useful lives used for depreciation purposes. As a result, effective January 1, 2016, Renewables changed the estimates of the useful lives of certain assets from 25 years to 40 years, capped at the lease term if lower, to better reflect the estimated periods during which these assets are expected to remain in service. The weighted average useful life of our wind farm assets is now approximately 31 years. We are continuing to assess lease extensions with leaseholders to potentially increase the average useful life of our wind farm assets to more than 31 years. The effect of this change in estimate was to reduce depreciation and amortization expense by approximately $52 million, reduce asset retirement obligation accretion expense recorded within operations and maintenance by approximately $3 million, increase earnings from equity method investments by approximately $4 million, increase income before income tax and net income by approximately $59 million and approximately $36 million, respectively, and increase basic and diluted earnings per share by approximately $0.12 for the year ended December 31, 2016.

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

Accounting for Pensions and Other Post-retirement Benefits

We provide pensions and other post-retirement benefits for a significant number of employees, former employees and retirees. We account for these benefits in accordance with the accounting rules for retirement benefits. In accounting for its pension and other post-retirement benefit plans, or the AVANGRID plans, assumptions are made regarding the valuation of benefit obligations and the performance of plan assets. Delayed recognition of differences between actual results and those assumed allows for a smoother recognition of changes in benefit obligations and plan performance over the working lives of the employees who benefit under the AVANGRID plans. The primary assumptions include the discount rate, the expected return on plan assets, health care cost trend rate, mortality assumptions and demographic assumptions. We apply consistent estimation techniques regarding our actuarial assumptions, where appropriate, across the AVANGRID plans of our operating subsidiaries. The estimation technique utilized to develop the discount rate for the AVANGRID plans is based upon the settlement of such liabilities as of December 31, 2016, utilizing a hypothetical portfolio of actual, high quality bonds, which would generate cash flows required to settle the liabilities. We believe such an estimate of the discount rate accurately reflects the settlement value for plan obligations and results in cash flows which closely match the expected payments to participants.
We reflect all unrecognized prior service costs and credits and unrecognized actuarial gains and losses for the regulated utilities of Networks as regulatory assets or liabilities as it is probable that such items will be recovered through the ratemaking process in future periods.

During 2016, the Society of Actuaries issued updated mortality tables and projection scales. AVANGRID, in conjunction with its actuaries, performed an analysis to determine the appropriateness of adopting these tables and the related mortality projections. As a result, our pension and post-retirement plan liabilities as of December 31, 2016, reflect updated mortality assumptions.

Business Combinations

We apply the acquisition method of accounting to account for business combinations. The consideration transferred for an acquisition is the fair value of the assets transferred, the liabilities incurred by the acquirer to former owners of acquiree and the equity interests issued by the acquirer. Acquisition related costs are expensed as incurred. Identifiable assets acquired and liabilities and contingent liabilities assumed in a business combination are measured initially at their fair values at the acquisition date. The excess of the consideration transferred over the fair value of the identifiable net assets acquired is recorded as goodwill. We recognize adjustments to provisional amounts relating to a business combination that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.

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

Networks

Provided recent relevant events, such as acquisition of UIL in December 2015 and approval of the proposal by the NYPSC, we conducted a quantitative analysis (step one) in 2016. Based on the results of our step one impairment test the estimated fair value of each of the Networks reporting units was substantially in excess of their respective carrying values.

Renewables

Based on the results of our step one impairment test for the Renewables reporting unit conducted in 2016, its estimated fair value was in excess of the carrying value. The assumptions used to estimate fair value were based on projections incorporated in our current operating plans as well as other available information. The current operating plans included significant assumptions and estimates associated with sales growth, profitability and related cash flows, along with cash flows associated with taxes and capital spending. The discount rate used to estimate fair value was risk adjusted in consideration of the economic conditions of the reporting unit. We also considered other assumptions that market participants may use. By their nature, projections are uncertain. Potential events and circumstances, such as declining wind energy output and prices obtained per MWh, changes in incentives established to promote renewable energies and increases in capital expenditures per MW could have an adverse effect on our assumptions.

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

Income Tax

AVANGRID will file a consolidated federal income tax return that includes the taxable income or loss of all its subsidiaries for the 2016 tax period.

For the 2015 tax year, AVANGRID filed a consolidated federal income tax return, which included the UIL taxable income or loss for the period from December 17, 2015 to December 31, 2015. UIL filed a separate consolidated federal income tax return for the period from January 1, 2015 to December 16, 2015.

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

Deferred tax assets and liabilities are measured at the expected tax rate for the period in which the asset or liability will be realized or settled, based on legislation enacted as of the balance sheet date. Changes in deferred income tax assets and liabilities that are associated with components of other comprehensive income, or OCI, are charged or credited directly to OCI. Significant judgment is required in determining income tax provisions and evaluating tax positions. Our tax positions are evaluated under a more-likely-than-not recognition threshold before they are recognized for financial reporting purposes. Valuation allowances are recorded to reduce deferred tax assets when it is not more-likely-than not that all or a portion of a tax benefit will be realized.

The excess of state franchise tax computed as the higher of a tax based on income or a tax based on capital is recorded in “Taxes other than income taxes” and “Taxes accrued” in the accompanying consolidated financial statements.

Positions taken or expected to be taken on tax returns, including the decision to exclude certain income or transactions from a return, are recognized in the financial statements when it is more likely than not the tax position can be sustained based solely on the technical merits of the position. The amount of a tax return position that is not recognized in the financial statements is disclosed as an unrecognized tax benefit. Changes in assumptions on tax benefits may also impact interest expense or interest income and may result in the recognition of tax penalties. Interest and penalties related to unrecognized tax benefits are recorded within “Interest expense, net of capitalization” and “Other income and (expense)” of the consolidated statements of income.

Uncertain tax positions have been classified as noncurrent unless expected to be paid within one year. Our policy is to recognize interest and penalties on uncertain tax positions as a component of interest expense in the consolidated statements of income.

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

Off-Balance Sheet Arrangements

As of December 31, 2016, we had approximately $2.6 billion of standby letters of credit, surety bonds, guarantees and indemnifications outstanding. These instruments provide financial assurance to the business and trading partners of AVANGRID and its subsidiaries in their normal course of business.  The instruments only represent liabilities if AVANGRID or its subsidiaries fail to deliver on contractual obligations. We therefore believe it is unlikely that any material liabilities associated with these instruments will be incurred and, accordingly, as of December 31, 2016, neither we nor our subsidiaries have any liabilities recorded for these instruments.

New Accounting Standards

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

Improvements to Employee Share-Based Payment Accounting - In March 2016 the FASB issued amendments regarding the simplification of several aspects of accounting for share-based payment transactions.

Measurement of credit losses on financial instruments - In June 2016 the FASB issued an accounting standards update that requires more timely recording of credit losses on loans and other financial instruments.

Certain classifications in the statement of cash flows - In August 2016 the FASB issued the amendments to address existing diversity in practice concerning eight cash flows issues.

Presentation of restricted cash in the statement of cash flows - In November 2016 the FASB issued the amendment to address existing diversity in the classification and presentation of changes in restricted cash on the statement of cash flows.

For further discussion of new accounting pronouncements affecting AVANGRID refer to Note 3 of our audited consolidated financial statements for the three years ended December 31, 2016, which are incorporated herein by reference.

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

Renewables merchant wind facilities are subject to fixed price power risk, which is hedged with fixed price power trades.  Its combined cycle power plant is subject to heat rate risk, which is hedged with fixed price power and fixed price gas and basis positions. Contracted natural gas storage exposures are affected by gas price differentials across time. We manage this exposure with fixed price, basis, and index gas derivatives. In addition, contracted transport positions are subject to gas price risk across location (i.e., the price differentials between the receipt and delivery points associated with the leased pipelines). We hedge this exposure with basis swaps. Those measures mitigate our commodity price exposure, but do not completely eliminate it. Some long term hedges do not qualify for hedge accounting. This introduces some Mark to Market volatility into yearly profit and losses accounts.

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

Renewables and Gas use a 99% probability level over a five-day holding period, indicating that it can be 99% confident that losses over five days would not exceed that value. The average VaR for 2016 was $17.7 million compared to a 2015 average of $14.0 million.

As noted above, VaR is a statistical technique and is not intended to be a guarantee of the maximum loss ARHI may incur.

Networks also experiences commodity price risk, due to volatility in the wholesale energy markets. Networks manages that risk through a combination of regulatory mechanisms, such as the pass-through of the market price of electricity and natural gas to customers, and through comprehensive risk management processes. Those measures mitigate our commodity price exposure, but do not completely eliminate it. Networks also uses electricity contracts as deemed appropriate, both physical and financial, to manage fluctuations in electricity commodity prices in order to provide price stability to customers. It also uses natural gas futures and forwards to manage fluctuations in natural gas commodity prices in order to provide price stability to customers. It includes the cost or benefit of those contracts in the amount expensed for electricity or natural gas purchased when the related electricity is sold.

Because all gains or losses on Networks’ commodity contracts will ultimately be passed on to retail customers, no sensitivity analysis is performed for Networks. Further information regarding the derivative financial instruments and sensitivity analysis is provided in Notes 11 and 12 of our audited consolidated financial statements for the three years ended December 31, 2016, which are incorporated herein by reference.

Interest Rate Risk

Total debt outstanding, including tax equity of $199 million and commercial paper of $150 million, was $5.2 billion at December 31, 2016, of which $212 million had a floating interest rate; a change of 25 basis points in this interest rate would result in an interest expense fluctuation of approximately $0.5 million annually. The estimated fair value of our debt excluding the debt associated with capital leases and tax equity at December 31, 2016 was $5.1 billion, in comparison to a book value of $4.7 billion.

There are no interest rate derivative contracts outstanding at December 31, 2016 and 2015.

Pension and Post-Retirement Plans

We provide pensions and other post-retirement benefits for a significant number of employees, former employees and retirees. In applying relevant accounting policies, we have made critical estimates related to actuarial assumptions, including assumptions of expected returns on plan assets, discount rates, health care cost trends and future compensation. The cost of pension and other post-retirement benefits in future periods will depend on actual returns on plan assets, assumptions for future periods, contributions and benefit experience. In 2016, we contributed $44 million to our pension plans. Our contribution to the pension plans in 2017 is expected to be approximately $33 million.

The discount rate used in accounting for pension and other benefit obligations in 2016 ranged from 3.90% to 4.24%. The expected rate of return on plan assets for qualified pension benefits in 2016 ranged from 5.50% to 7.75%. The following tables reflect the estimated sensitivity associated with a change in certain significant actuarial assumptions (each assumption change is presented mutually exclusive of other assumption changes):

		Impact on 2016 Pension Expense Increase (Decrease)
	Change in Assumption	Pension Benefits	Post Retirement
		(in millions)
Increase in discount rate	50 basis points	$(18)	$(3)
Decrease in discount rate	50 basis points	18	3
Increase in return on plan asset	50 basis points	(13)	(1)
Decrease in return on plan asset	50 basis points	13	1

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

Renewables and Gas are also exposed to credit risk through their energy management and gas storage operations. We manage counterparty credit risk for our subsidiaries with energy management  and gas storage operations through established policies, including counterparty credit limits, and in some cases credit enhancements, such as cash prepayments, letters of credit, cash and other collateral and guarantees.

Some relevant considerations when assessing the credit risk exposure of the energy management and gas storage operations follows:

•	Operations are primarily concentrated in the energy industry.
•

Trade receivables and other financial instruments are predominately with energy, utility and financial services related companies, as well as municipalities, cooperatives and other trading companies in the U.S.

•	Overall credit risk is managed through established credit policies by a Credit Risk Management group that is independent of the energy management and gas storage functions.
•

Prospective and existing customers are reviewed for creditworthiness based upon established standards, with customers not meeting minimum standards providing various credit enhancements or secured payment terms, such as guarantees, letters of credit or the posting of margin cash collateral.

•	Master netting agreements are used, where appropriate, to offset cash and non-cash gains and losses arising from derivative instruments with the same counterparty.

Based on our policies and risk exposures related to credit risk from its management and gas storage operations in ARHI, we do not anticipate a material adverse effect on our financial statements as a result of counterparty nonperformance. As of December 31, 2016, approximately 92% of our energy management and gas storage counterparty credit risk exposure is associated with companies that have investment grade credit ratings.

The following table displays the credit quality of our energy management and gas storage counterparties as of December 31, 2016:

	Credit Exposure Before Cash Collateral	Cash Collateral	Net Credit Exposure
	(in millions)
A- and Greater	$2,201	$—	$2,201
BBB+ and BBB	636	—	636
BBB-	4	—	4
Total Investment Grade(1)	2,841	—	2,841
Non-investment grade(2) (3) (4) (5)	252	12	240
Total	$3,093	$12	$3,081

(1)

This category includes counterparties with minimum credit ratings of Baa3 assigned by Moody’s and BBB- assigned by Standard & Poor’s, if rated by both agencies. The five largest counterparty exposures, combined, for this category represented approximately 32.7% of the total gross credit exposure.

(2)

This category includes counterparties with credit ratings that are below investment grade. The five largest counterparty exposures, combined, for this category represented approximately 5.2% of the total gross credit exposure.

(3)

This category includes counterparties that have not been rated by Moody’s or Standard & Poor’s, but are considered investment grade based on our evaluation of the counterparty’s creditworthiness. The five largest counterparty exposures, combined, for this category represented approximately 0.8% of the total gross credit exposure.

(4)

This category includes counterparties that have not been rated by Moody’s or Standard & Poor’s, and are considered non-investment grade based on our evaluation of the counterparty’s creditworthiness. The five largest counterparty exposures, combined, for this category represented approximately 1.7% of the total gross credit exposure.

(5)

This category includes exposure under two separate PPA agreements, the counterparty of which was downgraded to non-investment grade by Moody’s and Standard & Poor’s following their announcement to complete a strategic review of its competitive operations and alternatives for the certain generation assets.  The targeted implementation of changes in connection with such strategic review could result in, among other things, material asset impairments or a potential bankruptcy filing.  The current combined estimated exposure under the two PPAs represents approximately 5% of the total gross credit exposure

Treasury Management (including Liquidity Risk)

We manage our overall liquidity position as part of the broader Iberdrola Group and are a party to a notional cash pooling agreement with Bank Mendes Gans, N.V., or BMG, along with other members of the Iberdrola Group. We optimize our liquidity within the United States through a series of arms’-length intercompany lending arrangements with our subsidiaries and among the regulated utilities to provide for lending of surplus cash to subsidiaries with liquidity needs, subject to the limitation that the regulated utilities may not lend to unregulated affiliates. These arrangements minimize overall short-term funding costs and maximize returns on the temporary cash investments of the subsidiaries. We also have a bi-lateral demand note agreement with a Canadian affiliate of the Iberdrola Group. We have the capacity to borrow from third parties through Commercial Paper program and the $1.5 billion AVANGRID Credit Facility which backstops the Commercial Paper program. For more information, see the section entitled “—Liquidity and Capital Resources—Liquidity Resources” of this Annual Report on Form 10-K.

Networks

Networks’ regulated utilities fund their operations independently, except to the extent that they borrow on a short-term basis from unregulated affiliates and from each other when circumstances warrant in order to minimize short-term funding costs and maximize returns on temporary cash investments. The regulated utilities are prohibited by regulatory order from lending to unregulated affiliates. Networks’ regulated utilities each independently access the investment grade debt capital markets for long-term funding and each are borrowers under the AVANGRID Credit Facility described in “—Liquidity and Capital Resources—Liquidity Resources” of this Annual Report on Form 10-K.

Networks’ regulated utilities are subjected by regulatory order to certain credit quality maintenance measures, including minimum equity ratios, that are linked to the level of equity assumed in the establishment of revenue requirements. The companies maintain their equity ratios at or above the minimum through dividend declarations or, when necessary, capital contributions from AVANGRID.

Renewables

Prior to becoming a subsidiary of AVANGRID in November 2013, Renewables was principally funded by equity contributions from Iberdrola, S.A. The last such equity contribution of $800 million was made in February 2013. Renewables has also raised a small percentage of its capital through tax equity partnerships, project loans and sale-leaseback arrangements. The balance of the outstanding tax equity financing arrangement at December 31, 2016, was $199 million and the balance of leases and project financing was $70 million. Presently, Renewables is a party to a cash pooling arrangement with Avangrid, Inc. All Renewables revenues are concentrated in and all Renewables disbursements are made from Avangrid, Inc. Net cash surpluses or deficits at Renewables are recorded as intercompany receivables or payables and these balances are periodically reduced to zero through dividends or capital contributions. In June 2016, Renewables recorded a net dividend of $962 million to Avangrid, Inc. to zero out account balances that had principally accumulated prior to November 2013.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Avangrid, Inc.

We have audited the accompanying consolidated balance sheets of Avangrid, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the consolidated balance sheet of UIL Holdings Corporation, a wholly-owned subsidiary acquired in 2015, which statement reflects total assets of $5,270 million as of December 31, 2015.  That balance sheet was audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the balance sheet amounts included for UIL Holdings Corporation, is based solely on the report of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and, as to the balance sheet at December 31, 2015, the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Avangrid, Inc. and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Avangrid, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 10, 2017 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

New York, New York

March 10, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Avangrid, Inc.

We have audited Avangrid, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Avangrid, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses in controls related to: (a) the accounting for the change in the estimated useful lives of certain components of the wind farms and with deficiencies in the documentation and execution of internal control procedures, specifically management review controls, within Avangrid Renewables, LLC, (b) the preparation of the consolidated financial statements, including disclosures within those consolidated financial statements, and (c) the recognition and measurement of income taxes. These control deficiencies resulted in part from ineffective training and oversight of process owners and the complexities associated with maintaining accounting records for numerous legal entities and jurisdictions. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Avangrid, Inc. and subsidiaries as of December 31, 2016 and 2015 and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2016. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2016 financial statements, and this report does not affect our report dated March 10, 2017, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Avangrid, Inc. and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

/s/ Ernst & Young LLP

New York, New York

March 10, 2017

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

/s/ PricewaterhouseCoopers LLP

Boston, MA

April 1, 2016

Avangrid, Inc. and Subsidiaries

Consolidated Statements of Income

Years Ended December 31,	2016	2015	2014
(Millions, except for number of shares and per share data)
Operating Revenues	$6,018	$4,367	$4,594
Operating Expenses
Purchased power, natural gas and fuel used	1,286	972	1,181
Operations and maintenance	2,206	1,808	1,560
Impairment of non-current assets	—	12	25
Depreciation and amortization	804	695	629
Taxes other than income taxes	528	367	314
Total Operating Expenses	4,824	3,854	3,709
Operating Income	1,194	513	885
Other Income and (Expense)
Other income	76	55	52
Earnings from equity method investments	7	—	12
Interest expense, net of capitalization	(268)	(267)	(243)
Income Before Income Tax	1,009	301	706
Income tax expense	379	34	282
Net Income	630	267	424
Less: Net income attributable to noncontrolling interests	—	—	—
Net Income Attributable to Avangrid, Inc.	$630	$267	$424

Earnings Per Common Share, Basic:	$2.04	$1.05	$1.68
Earnings Per Common Share, Diluted:	$2.04	$1.05	$1.68
Weighted-average Number of Common Shares Outstanding:
Basic	309,512,553	254,588,212	252,235,232
Diluted	309,817,322	254,605,111	252,235,232
Cash Dividends Declared Per Common Share	$1.728	$—	$—

The accompanying notes are an integral part of our consolidated financial statements.

Avangrid, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Years Ended December 31,	2016	2015	2014
(Millions)
Net Income	$630	$267	$424
Other Comprehensive Income
Amounts arising during the year:
Gain on defined benefit plans, net of income taxes of $4.3, $2.2 and $0.6, respectively	7	4	1
Amortization of pension cost for nonqualified plans, net of income taxes of $0.4, $1.7 and $(1.9), respectively	1	3	(3)
Unrealized gain (loss) during the year on derivatives qualifying as cash flow hedges, net of income taxes of $(15.8), $20.9 and $(1.4), respectively	(26)	33	(2)
Reclassification to net income of (gains) losses on cash flow hedges, net of income taxes of $(11.0), $4.9 and $4.1, respectively	(16)	7	5
Other Comprehensive (Loss) Income	(34)	47	1
Comprehensive Income	596	314	425
Less: Net income attributable to noncontrolling interests	—	—	—
Comprehensive Income Attributable to Avangrid, Inc.	$596	$314	$425

The accompanying notes are an integral part of our consolidated financial statements.

Avangrid, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31,	2016	2015
(Millions)
Assets
Current Assets
Cash and cash equivalents	$91	$427
Accounts receivable and unbilled revenues, net	1,119	974
Accounts receivable from affiliates	25	70
Notes receivable from affiliates	—	6
Derivative assets	99	88
Fuel and gas in storage	246	307
Materials and supplies	132	98
Prepayments and other current assets	255	285
Regulatory assets	285	219
Total Current Assets	2,252	2,474
Property, plant and equipment, at cost	27,063	25,745
Less: accumulated depreciation	(6,986)	(6,372)
Net Property, Plant and Equipment in Service	20,077	19,373
Construction work in progress	1,471	1,338
Total Property, Plant and Equipment ($1,144 and $1,206 related to VIEs, respectively)	21,548	20,711
Equity method investments	387	385
Other investments	55	64
Regulatory assets	3,091	3,314
Other Assets
Goodwill	3,124	3,115
Intangible assets	538	556
Derivative assets	73	89
Other	241	35
Total Other Assets	3,976	3,795
Total Assets	$31,309	$30,743

The accompanying notes are an integral part of our consolidated financial statements.

Avangrid, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31,	2016	2015
(Millions, except share information)
Liabilities
Current Liabilities
Current portion of debt	$349	$206
Tax equity financing arrangements - VIEs	96	107
Notes payable	151	163
Notes payable to affiliates	10	—
Interest accrued	60	61
Accounts payable and accrued liabilities	1,096	830
Accounts payable to affiliates	218	90
Dividends payable	134	—
Taxes accrued	52	55
Derivative liabilities	75	91
Other current liabilities	279	285
Regulatory liabilities	192	147
Total Current Liabilities	2,712	2,035
Regulatory liabilities	1,753	1,841
Deferred income taxes regulatory	565	519
Other Non-current Liabilities
Deferred income taxes	2,976	2,798
Deferred income	1,483	1,553
Pension and other postretirement	1,106	1,202
Tax equity financing arrangements - VIEs	103	185
Derivative liabilities	78	94
Asset retirement obligations	161	184
Environmental remediation costs	398	406
Other	342	330
Total Other Non-current Liabilities	6,647	6,752
Non-current Debt	4,510	4,530
Total Non-current Liabilities	13,475	13,642
Total Liabilities	16,187	15,677
Commitments and Contingencies	—	—
Equity
Stockholders' Equity:
Common stock, $.01 par value, 500,000,000 shares authorized, 309,600,439 and 309,491,082 shares issued; 308,993,149 and 308,864,609 shares outstanding, respectively	3	3
Additional paid-in capital	13,653	13,653
Treasury Stock	(5)	—
Retained earnings	1,544	1,449
Accumulated other comprehensive loss	(86)	(52)
Total Stockholders’ Equity	15,109	15,053
Noncontrolling interests	13	13
Total Equity	15,122	15,066
Total Liabilities and Equity	$31,309	$30,743

The accompanying notes are an integral part of our consolidated financial statements.

Avangrid, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31,	2016	2015	2014
(Millions)
Cash Flow from Operating Activities
Net income	$630	$267	$424
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	804	695	629
Impairment of non-current assets	—	12	25
Accretion expenses	10	14	14
Regulatory assets/liabilities amortization	49	101	(38)
Regulatory assets/liabilities carrying cost	13	41	35
Pension cost	110	115	74
Stock-based compensation	1	6	5
Earnings from equity method investments	(7)	—	(12)
Amortization of debt (premium) cost	(28)	4	2
Gain on disposal of property and equity method investment	(33)	—	—
Unrealized losses (gains) on marked to market derivative contracts	(4)	10	(116)
Deferred taxes	377	87	261
Other non-cash items	(23)	(5)	(3)
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenues	(158)	160	(1)
Inventories	46	4	58
Other assets	107	(39)	(100)
Cash distribution from equity method investments	14	—	—
Accounts payable and accrued liabilities	184	(10)	27
Other liabilities	(447)	(194)	(115)
Taxes accrued	(3)	21	(13)
Regulatory assets/liabilities	(81)	74	175
Net Cash Provided by Operating Activities	1,561	1,363	1,331
Cash Flow from Investing Activities
Capital expenditures	(1,707)	(1,082)	(1,030)
Contributions in aid of construction	69	38	43
Government grants	—	17	4
Acquisition of business, net of $48 million cash acquired	—	(547)	—
Proceeds from sale of equity method and other investment	57	3	31
Proceeds from sale of property, plant and equipment	50	—	—
Receipts from (payments to) affiliates	6	(6)	10
Cash distribution from equity method investments	6	12	19
Other investments and equity method investments, net	(8)	47	35
Net Cash Used in Investing Activities	(1,527)	(1,518)	(888)
Cash Flow from Financing Activities
Non-current note issuance	493	350	—
Repayments of non-current debt	(355)	(141)	(27)
Proceeds (repayments) of other short-term debt, net	(2)	10	(14)
Repayments of capital leases	(12)	(12)	(21)
Payments on tax equity financing arrangements	(88)	(102)	(119)
Contribution from noncontrolling interests	—	—	4
Dividends to noncontrolling interests	—	(3)	(3)
Repurchase of common stock	(5)	—	—
Issuance of common stock	(2)	—	—
Dividends paid	(401)	—	—
Net Cash (Used in) Provided by Financing Activities	(372)	102	(180)
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(338)	(53)	263
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	434	487	224
Cash, Cash Equivalents and Restricted Cash, End of Year	$96	$434	$487
Supplemental Cash Flow Information
Cash paid for interest, net of amounts capitalized	$229	$132	$133
Cash paid for income taxes	9	7	21

The accompanying notes are an integral part of our consolidated financial statements.

Avangrid, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

	Avangrid, Inc. Stockholders
(Millions, except for number of shares)	Number of shares (*)	Common Stock	Additional paid-in capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non- controlling Interests	Total Equity
Balances, December 31, 2013	252,235,232	$3	11,375	$—	758	(100)	$12,036	$15	$12,051
Net income	—	—	—	—	424	—	424	—	424
Other comprehensive income, net of tax of $1.4	—	—	—	—	—	1	1	—	1
Comprehensive income									425
Capital contribution from noncontrolling interests	—	—	—	—	—	—	—	4	4
Dividends to noncontrolling interests	—	—	—	—	—	—	—	(3)	(3)
Balances, December 31, 2014	252,235,232	3	11,375	—	1,182	(99)	12,461	16	12,477
Net income	—	—	—	—	267	—	267	—	267
Other comprehensive income, net of tax of $29.7	—	—	—	—	—	47	47	—	47
Comprehensive income									314
Issuance of common stock	57,255,850	—	2,278	—	—	—	2,278	—	2,278
Common stock held in trust	(626,473)	—	—	—	—	—	—	—	—
Dividends to noncontrolling interests	—	—	—	—	—	—	—	(3)	(3)
Balances, December 31, 2015	308,864,609	3	13,653	—	1,449	(52)	15,053	13	15,066
Net income	—	—	—	—	630	—	630	—	630
Other comprehensive income, net of tax of $22.1	—	—	—	—	—	(34)	(34)	—	(34)
Comprehensive income									596
Dividends declared	—	—	—	—	(535)	—	(535)	—	(535)
Release of common stock held in trust	135,014	—	—	—	—	—	—	—	—
Issuance of common stock	109,357	—	(2)	—	—	—	(2)	—	(2)
Repurchase of common stock	(115,831)	—	—	(5)	—	—	(5)	—	(5)
Stock-based compensation	—	—	2	—	—	—	2	—	2
Balances, December 31, 2016	308,993,149	$3	$13,653	$(5)	$1,544	$(86)	$15,109	$13	$15,122

(*)	Par value of share amounts is $.01

The accompanying notes are an integral part of our consolidated financial statements.

AVANGRID, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Avangrid, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Background and Nature of Operations

Avangrid, Inc., formerly Iberdrola USA, Inc. (AVANGRID, we or the Company), is an energy services holding company engaged in the regulated energy distribution business through its principal subsidiary Avangrid Networks, Inc. (Networks). Effective as of April 30, 2016, UIL Holdings Corporation and its subsidiaries (UIL) were transferred to a wholly-owned subsidiary of Networks. AVANGRID is also in the renewable energy generation and gas storage and trading businesses through its principal subsidiary, Avangrid Renewables Holding, Inc. (ARHI). ARHI in turn holds subsidiaries including Avangrid Renewables LLC (Renewables) and Enstor Gas, LLC (Gas). Iberdrola, S.A. (Iberdrola), a corporation organized under the laws of the Kingdom of Spain, owns 81.5% of the outstanding common stock of AVANGRID. The remaining outstanding shares are publicly traded on the New York Stock Exchange and owned by various shareholders. AVANGRID was organized in 1997 as NGE Resources, Inc. under the laws of New York as the holding company for its principal operating utility companies.

Reorganization

On November 20, 2013, we completed a series of reorganizations (Reorganization) of entities under common control. The Reorganization included the transfer of ARHI from an affiliate of Iberdrola to AVANGRID, and the transfer of the principal operating utility companies from AVANGRID to Networks.

AVANGRID and ARHI were acquired by Iberdrola in 2008 and 2007, respectively, and they have been under common control of Iberdrola for all periods presented. Networks was formed as part of the Reorganization in November 2013. Networks is a public utility sub-holding company operating under the Public Utility Holding Company Act of 2005 with operations in New York, Maine, Connecticut and Massachusetts. The wholly owned subsidiaries and the operating utility companies of Networks include: CMP Group - Central Maine Power Company (CMP), RGS - New York State Electric & Gas Corporation (NYSEG), Rochester Gas and Electric Corporation (RG&E), Maine Natural Gas Company (MNG), The United Illuminating Company (UI), The Southern Connecticut Gas Company (SCG), Connecticut Natural Gas Corporation (CNG) and The Berkshire Gas Company (BGC). UI is also a party to a joint venture with certain affiliates of NRG Energy, Inc. (NRG affiliates) pursuant to which UI holds 50% of the membership interests in GCE Holding LLC, whose wholly owned subsidiary, GenConn Energy LLC (collectively with GCE Holding LLC, GenConn) operates peaking generation plants in Devon, Connecticut (GenConn Devon) and Middletown, Connecticut (GenConn Middletown). ARHI is the sub-holding company of the unregulated energy business that includes the renewable energy and the gas trading and storage businesses.

The transfer of a business among entities under common control is accounted for at carrying amount with retrospective adjustment of prior period financial statements similar to the manner in which a pooling-of-interest was accounted for under accounting principles generally accepted in the United States of America (U.S. GAAP).

Acquisition of UIL

On December 16, 2015 (acquisition date), UIL Holdings Corporation, a Connecticut corporation (UIL), became a wholly-owned subsidiary of AVANGRID as a result of the merger of Green Merger Sub, Inc., a Connecticut corporation and a wholly-owned subsidiary of AVANGRID (Merger Sub), with UIL, with Merger Sub surviving as a wholly-owned subsidiary of AVANGRID (the acquisition). The acquisition was effected pursuant to the Agreement and Plan of Merger, dated as of February 25, 2015, by and among AVANGRID, Merger Sub, and UIL. Following the completion of the acquisition, Merger Sub was renamed “UIL Holdings Corporation.” In connection with the acquisition, we issued 309,490,839 shares of common stock of AVANGRID, out of which 252,234,989 shares were issued to Iberdrola through a stock dividend, accounted for as a stock split, with no change to par value, at par value of $0.01 per share, and 57,255,850 shares (including those held in trust as treasury stock) were issued to UIL shareowners in addition to payment of $10.50 in cash per each share of the common stock of UIL issued and outstanding at the acquisition date.  Following the completion of the acquisition, former UIL shareowners owned 18.5% of the outstanding shares of common stock of AVANGRID and Iberdrola owned the remaining shares. See Note 4, Acquisition of UIL, for further details.

The regulated utility businesses of UIL consist of the electric distribution and transmission operations of UI and the natural gas transportation, distribution and sales operations of SCG, CNG and BGC.

UI is also a party to a joint venture with certain affiliates of NRG Energy, Inc. (NRG affiliates) pursuant to which UI holds 50% of the membership interests in GCE Holding LLC, whose wholly owned subsidiary, GenConn Energy LLC (collectively with GCE Holding

AVANGRID, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

LLC, GenConn) operates peaking generation plants in Devon, Connecticut (GenConn Devon) and Middletown, Connecticut (GenConn Middletown).

Note 2. Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and are presented on a consolidated basis, and therefore include the accounts of AVANGRID and its consolidated subsidiaries Networks and ARHI. Consolidated accounts of UIL have been included in the consolidated financial statements of AVANGRID since December 16, 2015, the date of acquisition of UIL. All intercompany transactions and accounts have been eliminated in all periods presented. All share and per share information included in the consolidated financial statements have been retroactively adjusted to reflect the impact of the stock dividend.

Revision of estimated useful lives of wind power station assets at Renewables

Renewables’ wind power station assets in service less salvage value, if any, are depreciated using the straight-line method over their estimated useful lives. Renewables’ effective depreciation rate, excluding decommissioning, was 4.0% in both 2015 and 2014. Renewables reviews the estimated useful lives of its fixed assets on an ongoing basis. In the first quarter of 2016, this review indicated that the actual lives of certain assets at wind power stations are expected to be longer than the previously estimated useful lives used for depreciation purposes. As a result, effective January 1, 2016, Renewables changed the estimates of the useful lives of certain assets from 25 years to 40 years, capped at the lease term if lower, to better reflect the estimated periods during which these assets are expected to remain in service. The weighted average useful life of our wind farm assets is now approximately 31 years. The effect of this change in estimate was to reduce depreciation and amortization expense by approximately $52 million, reduce asset retirement obligation accretion expense recorded within operations and maintenance by approximately $3 million, increase earnings from equity method investments by approximately $4 million, increase income before income tax and net income by approximately $59 million and approximately $36 million, respectively, and increase basic and diluted earnings per share by approximately $0.12 for the year ended December 31, 2016.

Note 3. Summary of Significant Accounting Policies, New Accounting Pronouncements, and Use of Estimates

Significant Accounting Policies

We consider the following policies to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements:

(a) Principles of consolidation

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

AVANGRID, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

Regulatory assets and liabilities are amortized and the related expense or revenue is recognized in the consolidated statements of income consistent with the recovery or refund included in customer rates. We believe that it is probable that our currently recorded regulatory assets and liabilities will be recovered or settled in future rates.

(d) Business combinations

We apply the acquisition method of accounting to account for business combinations. The consideration transferred for an acquisition is the fair value of the assets transferred, the liabilities incurred by the acquirer to former owners of acquiree and the equity interests issued by the acquirer. Acquisition related costs are expensed as incurred. Identifiable assets acquired and liabilities and contingent liabilities assumed in a business combination are measured initially at their fair values at the acquisition date. The excess of the consideration transferred over the fair value of the identifiable net assets acquired is recorded as goodwill. We recognize adjustments to provisional amounts relating to a business combination that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.

(e) Equity method investments

Joint ventures that do not meet consolidation criteria are accounted for using the equity method. Earnings (losses) recognized under the equity method are reflected in the consolidated statements of income as “Earnings (losses) from equity method investments.” Dividends received from joint ventures are recognized as a reduction in the carrying amount of the investment and are not recognized as dividend income.

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

Intangible assets with finite lives are amortized on a straight-line basis over the useful economic life, which ranges from four to forty years, and assessed for impairment whenever there is an indication that the intangible asset may be impaired. The amortization

AVANGRID, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

expense on intangible assets with finite lives is recognized in the consolidated statements of income as the expense category that is consistent with the function of the intangible assets.

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

The cost of plant, and equipment in use is depreciated on a straight-line basis, less any estimated residual value. The main asset categories are depreciated over the following estimated useful lives:

Major class	Asset Category	Estimated Useful Life (years)
	Combined cycle plants	35
	Hydroelectric power stations	35-90
Plant	Wind power stations	25-40
	Gas storage	25-40
	Transport facilities	40-56
	Distribution facilities	30-54
Equipment	Conventional meters and measuring devices	15-27
	Computer software	3-5
Other	Buildings	50-75
	Operations offices	4-50

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

AVANGRID, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

We use valuation techniques that are appropriate in the circumstances and for which sufficient data is available to measure fair value, maximizing the use of relevant observable inputs and minimizing the use of unobservable inputs. All assets and liabilities for which fair value is measured or disclosed in the consolidated financial statements are categorized within the fair value hierarchy based on the transparency of input to the valuation of an asset or liability as of the measurement date.

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

We offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement.

(l) Cash and cash equivalents

Cash and cash equivalents comprises cash, bank accounts, and other highly-liquid short-term investments. We consider all highly liquid investments with a maturity date of three months or less when acquired to be cash equivalents and those investments are

AVANGRID, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

included in “Cash and cash equivalents.” Restricted cash represents cash legally set aside for a specified purpose or as part of an agreement with a third party. Restricted cash is included in “Other non-current assets” on the consolidated balance sheets.

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

Accounts receivable include amounts due under Deferred Payment Arrangements (DPA). A DPA allows the account balance to be paid in installments over an extended period of time without interest, which generally exceeds one year, by negotiating mutually acceptable payment terms. The utility companies generally must continue to serve a customer who cannot pay an account balance in full if the customer (i) pays a reasonable portion of the balance; (ii) agrees to pay the balance in installments; and (iii) agrees to pay future bills within thirty days until the DPA is paid in full. Failure to make payments on a DPA results in the full amount of a receivable under a DPA being due. These accounts are part of the regular operating cycle and are classified as short term.

The allowance for bad debts account is established by using both historical average loss percentages to project future losses, and a specific allowance is established for known credit issues. Amounts are written off when we believe that a receivable will not be recovered.

(n) Tax equity financing arrangements-VIEs

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

We evaluate whether an entity is a variable interest entity (VIE) whenever reconsideration events as defined by the accounting guidance occur (See Note 19). An entity is considered to be a VIE when its total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support, or its equity investors, as a group, lack the characteristics of having a controlling financial interest. A reporting company is required to consolidate a VIE as its primary beneficiary when it has both the power to direct the activities of the VIE that most significantly impact the VIE's economic performance, and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

(o) Debentures, bonds and bank borrowings

Bonds, debentures and bank borrowings are recorded as a liability equal to the proceeds of the borrowings. The difference between the proceeds and the face amount of the issued liability is treated as discount or premium and is amortized as interest expense or income over the life of the instrument. Incremental costs associated with issuance of the debt instruments are deferred and amortized over the same period as debt discount or premium. Bonds, debentures and bank borrowings are presented net of unamortized discount, premium and debt issuance costs on the consolidated balance sheets.

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

We also have materials and supplies inventories that are used for construction of new facilities and repairs of existing facilities. These inventories are carried and withdrawn at cost and reported on the balance sheets within “Materials and supplies.”

Inventory items are combined for the statement of cash flow presentation purposes.

AVANGRID, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(q) Government grants

Our unregulated subsidiaries record government grants related to depreciable assets within deferred income and subsequently amortize them to earnings consistent with the useful life of the related asset. Our regulated subsidiaries record government grants as a reduction to utility plant to be recovered through rate base, in accordance with the prescribed FERC accounting.

In accounting for government grants related to operating and maintenance costs, amounts receivable are recognized as an offset to expenses in the consolidated statements of income in the period in which the expenses are incurred.

(r) Deferred income

Apart from government grants, we occasionally receive revenues from transactions in advance of the resulting obligations arising from the transaction. It is our policy to defer such revenues on the consolidated balance sheets and amortize them to earnings consistent with the obligations.

(s) Asset retirement obligations

The fair value of the liability for an ARO and a conditional ARO is recorded in the period in which it is incurred, capitalizing the cost by increasing the carrying amount of the related long lived asset. The ARO is associated with our long lived assets and primarily consists of obligations related to removal or retirement of asbestos, polychlorinated biphenyl-contaminated equipment, gas pipeline, cast iron gas mains, and electricity generation facilities. The liability is adjusted periodically to reflect revisions to either the timing or amount of the original estimated undiscounted cash flows over time. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement, the obligation will be either settled at its recorded amount or a gain or a loss will be incurred. Our regulated utilities defer any timing differences between rate recovery and depreciation expense and accretion as either a regulatory asset or a regulatory liability.

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

(t) Environmental remediation liability

In recording our liabilities for environmental remediation costs the amount of liability for a site is the best estimate, when determinable; otherwise it is based on the minimum liability or the lower end of the range when there is a range of estimated losses. Our environmental liabilities are recorded on an undiscounted basis. Our environmental liability accruals are expected to be paid through the year 2053.

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

AVANGRID, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

management believes it is probable that such items will be recoverable through the ratemaking process. We use a December 31st measurement date for our benefits plans.

We amortize prior service costs for both the pension and other postretirement benefits plans on a straight-line basis over the average remaining service period of participants expected to receive benefits. For NYSEG, RG&E and UIL, we amortize unrecognized actuarial gains and losses over ten years from the time they are incurred as required by the NYPSC, PURA and DPU. For our other companies we use the standard amortization methodology under which amounts in excess of ten percent of the greater of the projected benefit obligation or market related value are amortized over the plan participants’ average remaining service to retirement. Our policy is to calculate the expected return on plan assets using the market related value of assets.  That value is determined by recognizing the difference between actual returns and expected returns over a five year period.

(v) Income tax

AVANGRID will file a consolidated federal income tax return that includes the taxable income or loss of all its subsidiaries for the 2016 tax period.

For the 2015 tax year, AVANGRID filed a consolidated federal income tax return, which included the UIL taxable income or loss for the period from December 17, 2015 to December 31, 2015. UIL filed a separate consolidated federal income tax return for the period from January 1, 2015 to December 16, 2015.

AVANGRID filed a consolidated federal income tax return that includes the taxable income or loss of all its subsidiaries (excluding UIL), which are 80% or more owned for the 2014 tax period. UIL filed separate consolidated federal income tax returns including the income or loss of its subsidiaries for all tax years including the filed 2014 return.

AVANGRID (excluding ARHI and UIL), and ARHI filed separate consolidated federal income tax returns that included the taxable income or loss of all their respective subsidiaries, which are 80% or more owned, for all tax periods prior to 2013.

We use the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities reflect the expected future tax consequences, based on enacted tax laws, of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts. In accordance with generally accepted accounting principles for regulated industries, certain of our regulated subsidiaries have established a regulatory asset for the net revenue requirements to be recovered from customers for the related future tax expense associated with certain of these temporary differences. The investment tax credits are deferred when used and amortized over the estimated lives of the related assets.

Deferred tax assets and liabilities are measured at the expected tax rate for the period in which the asset or liability will be realized or settled, based on legislation enacted as of the balance sheet date. Changes in deferred income tax assets and liabilities that are associated with components of OCI are charged or credited directly to OCI. Significant judgment is required in determining income tax provisions and evaluating tax positions. Our tax positions are evaluated under a more-likely-than-not recognition threshold before they are recognized for financial reporting purposes. Valuation allowances are recorded to reduce deferred tax assets when it is not more-likely-than-not that all or a portion of a tax benefit will be realized. Deferred tax assets and liabilities are classified as non-current in the consolidated balance sheets.

The excess of state franchise tax computed as the higher of a tax based on income or a tax based on capital is recorded in “Taxes other than income taxes” and “Taxes accrued” in the accompanying consolidated financial statements.

Positions taken or expected to be taken on tax returns, including the decision to exclude certain income or transactions from a return, are recognized in the financial statements when it is more likely than not the tax position can be sustained based solely on the technical merits of the position. The amount of a tax return position that is not recognized in the financial statements is disclosed as an unrecognized tax benefit. Changes in assumptions on tax benefits may also impact interest expense or interest income and may result in the recognition of tax penalties. Interest and penalties related to unrecognized tax benefits are recorded within “Interest expense, net of capitalization” and “Other income and (expense)” of the consolidated statements of income.

Uncertain tax positions have been classified as non-current unless expected to be paid within one year. Our policy is to recognize interest and penalties on uncertain tax positions as a component of interest expense in the consolidated statements of income.

Federal production tax credits applicable to our renewable energy facilities, that are not part of a tax equity financing arrangement, are recognized as a reduction in income tax expense with a corresponding reduction in deferred income tax liabilities.

AVANGRID, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid.  Significant judgments and estimates are required in determining the consolidated income tax components of the financial statements.

(w) Stock-based compensation

Stock-based compensation represents costs related to stock-based awards granted to employees. In the third quarter of 2016 we early adopted all the amendments to ASC 718, Compensation - Stock Compensation, issued in March 2016, to account for our stock based awards. We account for stock-based payment transactions based on the estimated fair value of awards reflecting forfeitures when they occur. The recognition period for these costs begin at either the applicable service inception date or grant date and continues throughout the requisite service period, or until the employee becomes retirement eligible, if earlier.

Reclassifications

Certain amounts have been reclassified in the consolidated statements of cash flow to conform to the 2016 presentation as well as in connection with retrospective adoption of amendments in the accounting standard related to presentation of restricted cash in the statement of cash flow.

New Accounting Standards and Interpretations

(a) Revenue from contracts with customers

In May 2014 the Financial Accounting Standards Board (FASB) issued ASC 606, Revenue from Contracts with Customers (ASC 606), replacing the existing accounting standard and industry specific guidance for revenue recognition with a five-step model for recognizing and measuring revenue from contracts with customers. The core principle is for an entity to recognize revenue to represent the transfer of goods or services to customers in amounts that reflect the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue and the related cash flows arising from contracts with customers. The original effective date for public entities was for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In August 2015 the FASB issued an accounting standards update that defers by one year the original effective date of the revenue standard for all entities. Thus, the standard is now effective for annual reporting periods beginning after December 15, 2017, and interim periods therein, with early adoption as of the original effective date permitted. We do not plan to early adopt. Entities may apply the amendment retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with a cumulative effect adjustment to retained earnings for initial application of the guidance at the date of initial adoption (modified retrospective method). We will apply the modified retrospective method. We are currently evaluating how our adoption of the amendments will affect our results of operations, financial position, cash flows, and disclosures.  We are considering the effects of the amendments on our ability to recognize revenue for certain contracts for our regulated utilities where collectability is in question and our accounting for contributions in aid of construction for our regulated utilities. In addition, the amendments will require us to capitalize, rather than expense, any costs to acquire new contracts.  Additionally, classification differences are also expected to result, including recording our tax equity investments as noncontrolling interests. Some revenue arrangements, such as alternative revenue programs, are expected to be excluded from the scope of ASC 606 and therefore, be accounted for and presented separately from revenues under ASC 606 on our consolidated financial statements. The FASB has issued various additional accounting standards updates, with the same deferred effective date, as follows: in March 2016 to amend and clarify the implementation guidance on principal versus agent considerations for reporting revenue gross rather than net, in April 2016 to address implementation questions on identifying performance obligations and accounting for licenses of intellectual property. We do not expect significant effects as a result of those updates. In May 2016 the FASB issued a final update concerning narrow-scope improvements and practical expedients.  We are currently evaluating the effects of that update.

(b) Fair value measurement disclosures for certain investments

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

AVANGRID, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The amendments are effective for public entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The amendments permit early application, and require retrospective application to all periods presented. Retrospective application requires investments for which fair value is measured at NAV using the practical expedient to be removed from the fair value hierarchy in all periods presented. Our adoption of the amendments in 2016 did not affect our results of operations, financial position, or cash flows.

(c) Simplifying the measurement of inventory

In July 2015 the FASB issued amendments that require entities to measure inventory at the lower of cost and net realizable value, rather than the lower of cost or market. The amendments do not apply to inventory measured using last-in, first-out or the retail inventory method but apply to all other inventory, including inventory measured using first-in, first-out or average cost. Prior to this update, market value could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. Net realizable value is the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” The amendments do not change the methods of estimating the cost of inventory under U.S. GAAP. The amendments are effective for public entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments require prospective application and permit earlier application. We expect our adoption of the amendments will not affect our results of operations, financial position, or cash flows.

(d) Classifying and measuring financial instruments

In January 2016 the FASB issued final guidance on the classification and measurement of financial instruments. The new guidance requires that all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) to be measured at fair value through earnings. There will no longer be an available-for-sale classification (changes in fair value reported in other comprehensive income) for equity securities with readily determinable fair values. For equity investments without readily determinable fair values, the cost method is also eliminated. However, entities (other than those following “specialized” accounting models, such as investment companies and broker-dealers) are able to elect to record equity investments without readily determinable fair values at cost, less impairment, and plus or minus subsequent adjustments for observable price changes. Changes in the basis of these equity investments will be reported in current earnings. That election only applies to equity investments that do not qualify for the NAV practical expedient. When the fair value option has been elected for financial liabilities, changes in fair value due to instrument-specific credit risk will be recognized separately in other comprehensive income. The accumulated gains and losses due to those changes will be reclassified from accumulated other comprehensive income to earnings if the financial liability is settled before maturity. Public entities are required to use the exit price notion when measuring the fair value of financial instruments measured at amortized cost for disclosure purposes. In addition, the new guidance requires financial assets and financial liabilities to be presented separately in the notes to the financial statements, grouped by measurement category (e.g., fair value, amortized cost, lower of cost or market) and form of financial asset (e.g., loans, securities).

The classification and measurement guidance is effective for public entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. An entity will record a cumulative-effect adjustment to beginning retained earnings as of the beginning of the first reporting period in which the guidance is adopted, with two exceptions. The amendments related to equity investments without readily determinable fair values (including disclosure requirements) will be effective prospectively. The requirement to use the exit price notion to measure the fair value of financial instruments for disclosure purposes will also be applied prospectively. We expect our adoption of the guidance will not materially affect our results of operations, financial position, or cash flows.

(e) Business combinations: simplifying the accounting for measurement-period adjustments

In September 2015 the FASB issued amendments that require an acquirer to recognize adjustments to provisional amounts relating to a business combination that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. As a result, the acquirer is required to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The entity is required to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments are effective for public entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments require prospective application to provisional amounts that occur after the effective date of the amendment and permit earlier application. The effects of our adoption of the amendments on our results of operation, financial position, or cash flows as it relates to the business combination with UIL have been disclosed in Note 4, Acquisition of UIL.

AVANGRID, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(f) Leases

In February 2016 the FASB issued new guidance that affects all companies and organizations that lease assets, and requires them to record on their balance sheet assets and liabilities for the rights and obligations created by those leases. A lease is an arrangement that conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Concerning lease expense recognition, after extensive consultation, the FASB has ultimately concluded that the economics of leases can vary for a lessee, and those economics should be reflected in the financial statements. As a result, the amendments retain a distinction between finance leases and operating leases, while requiring both types of leases to be recognized on the balance sheet. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the criteria for distinguishing between capital leases and operating leases in current GAAP. By retaining a distinction between finance leases and operating leases, the effect of leases on the statement of comprehensive income and the statement of cash flows is largely unchanged from previous GAAP. Lessor accounting will remain substantially the same as current GAAP, but with some targeted improvements to align lessor accounting with the lessee accounting model and with the revised revenue recognition guidance issued in 2014. The updated guidance is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early application is permitted. We are currently reviewing our contracts and are in the process of determining the proper application of the standard to these contracts in order to determine the impact that the adoption will have on our consolidated financial statements. We expect our adoption of the new guidance will materially affect our financial position through the recording of operating leases on the balance sheet as a right-of-use asset.

(g) Derivative contract novations

In March 2016 the FASB issued amendments concerning the effect of derivative contract novations on existing hedge accounting relationships. As it relates to derivative instruments, novation refers to replacing one of the parties to a derivative instrument with a new party, which may occur for a variety of reasons such as: financial institution mergers, intercompany transactions, an entity exiting a particular derivatives business or relationship, or because of laws or regulatory requirements. The amendments clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under the guidance for Derivatives and Hedging (Topic 815) does not, in and of itself, require dedesignation of that hedge accounting relationship provided that all other hedge accounting criteria continue to be met. The amendments are effective for public entities for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The amendments may be applied on either a prospective basis or a modified retrospective basis and early application is permitted. We expect our adoption will not materially affect our results of operations, financial position, and cash flows.

(h) Improvements to employee share-based payment accounting

The FASB issued amendments in March 2016 regarding the simplification of several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, policy election on accounting for forfeitures and classification on the statement of cash flows. Some areas of simplification apply only to nonpublic entities. The amendments are effective for public entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption permitted in any interim or annual period, but must adopt all of the amendments in the same period. For the purpose of accounting for the stock-based compensation plans, in the third quarter of 2016 we early adopted all the above amendments and elected to account for forfeitures when they occur. Our adoption of the amendments did not materially affect our results of operations, financial position, or cash flows.

AVANGRID, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(i) Measurement of credit losses on financial instruments

The FASB issued an accounting standards update in June 2016 that requires more timely recording of credit losses on loans and other financial instruments. The amendments affect entities that hold financial assets and net investment in leases that are not accounted for at fair value through net income (loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, etc.). They require an entity to present a financial asset (or group of financial assets) that is measured at amortized cost basis at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. An entity must use judgment in determining the relevant information and estimation methods appropriate in its circumstances. The amendments are effective for public entities that are SEC filers for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. Entities are to apply the amendments on a modified retrospective basis for most instruments. We expect our adoption will not materially affect our results of operations, financial position, and cash flows.

(j) Certain classifications in the statement of cash flows

The FASB issued the amendments in August 2016 to address existing diversity in practice concerning eight cash flows issues. The guidance addresses classification as operating, investing or financing activities in the statement of cash flows for these issues: 1) Debt prepayment or debt extinguishment costs (financing), 2) Settlement of zero-coupon bonds (interest is operating, principal is financing), 3) Contingent consideration payments made after a business combination (investing or financing based on timing, or operating, as specified), 4) Proceeds from the settlement of insurance claims (based on the nature of the loss), 5) Proceeds from the settlement of corporate-owned life insurance policies (COLI) (investing; with cash payments for COLI premiums as investing, operating or a combination of investing/operating), 6) Distributions received from equity method investees (based on an entity’s accounting policy election: either cumulative earnings or nature of distribution), 7) Beneficial interests in securitization transactions (noncash or investing as specified), 8) Separately identifiable cash flows and application of the predominance principle (cash receipts/payments with aspects of more than one classification by applying specific GAAP guidance; or if there is no guidance, based on the nature of the related activity or the activity that is the predominant source or use of the cash flows). The amendments are effective for public entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The amendments are to be applied retrospectively to each prior period presented, unless impracticable for some issues and then the application would be prospective for those affected issues. We expect our adoption will not materially affect cash flows.

(k) Presentation of restricted cash in the statement of cash flows

The FASB issued the amendment in November 2016 to address existing diversity in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendment requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendment does not provide a definition of restricted cash or restricted cash equivalents. The amendment is effective for public entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The amendment should be applied using a retrospective transition method to each period presented. As permitted, we have early adopted the amendment as of the beginning of the fourth quarter of 2016 and have applied it retrospectively to all periods presented. Accordingly, the changes in restricted cash and restricted cash equivalents, presented previously in other assets of operating activities, were included in cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows, which increased by $2 million and had no change in net cash provided by operating activities in the consolidated statements of cash flow, for both of the years ended December 31, 2015 and 2014, respectively.

Use of Estimates and Assumptions

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are used for, but not limited to: (1) allowance for doubtful accounts and unbilled revenues; (2) asset

AVANGRID, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

impairments, including goodwill; (3) depreciable lives of assets; (4) income tax valuation allowances; (5) uncertain tax positions; (6) reserves for professional, workers’ compensation, and comprehensive general insurance liability risks; (7) contingency and litigation reserves; (8) fair value measurements; (9) earnings sharing mechanisms; (10) environmental remediation liabilities; and (11) AROs. Future events and their effects cannot be predicted with certainty; accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. We evaluate and update our assumptions and estimates on an ongoing basis and may employ outside specialists to assist in our evaluations, as necessary. Actual results could differ from those estimates.

Union collective bargaining agreements

We have approximately 48% of the employees covered by a collective bargaining agreement. Agreements which will expire within the coming year apply to approximately 6% of our employees.

Note 4. Acquisition of UIL

On December 16, 2015 (acquisition date), we completed our acquisition of UIL, a diversified energy company with its portfolio of regulated utility companies in Connecticut and Massachusetts that is expected to provide us with a greater flexibility to grow the combined regulated businesses through project development and create an enhanced platform to develop transmission and distribution projects in the Northeastern United States. In connection with the consummation of the acquisition we issued 309,490,839 shares of common stock of AVANGRID, out of which 252,234,989 shares were issued to Iberdrola through a stock dividend, accounted for as a stock split, with no change to par value, at par value of $0.01 per share, and 57,255,850 shares (including those held in trust as treasury stock) were issued to UIL shareowners in addition to payment of $595 million in cash. Following the completion of the acquisition, former UIL shareowners owned 18.5% of the outstanding shares of common stock of AVANGRID, and Iberdrola owned the remaining shares.

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

AVANGRID, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The fair value of shares of AVANGRID common stock issued to the UIL shareowners in the business combination represents the purchase consideration in the business combination, which was computed as follows:

(millions, except share and unit data)
Common shares(1)	56,629,377
Price per share of UIL common stock as of the acquisition date	$50.10
Subtotal value of common shares	$2,837
Restricted stock units(2)	476,198
Other shares(3)	12,999
Equity exchange factor	1.2806
Total restricted and other shares(3) after applying an equity exchange factor	626,473
Price per share used(5)	$39.60
Subtotal value of restricted and other shares	$25
Total shares of AVANGRID common stock issued to UIL shareowners (including held in trust as treasury stock)	57,255,850
Performance shares(4)	211,904
Equity exchange factor	1.2806
Total performance shares after applying an equity exchange factor	271,368
Price per share used(5)	$39.60
Subtotal value of performance shares	$11
Total consideration	$2,873

(1)	Based on UIL’s common shares outstanding on December 16, 2015.
(2)	Based on UIL’s shares of vested restricted stock.
(3)	Based on UIL’s restricted shares that vested upon the change in control.
(4)	Based on UIL’s vested performance shares award.
(5)

Based on the closing share price of UIL common stock on December 16, 2015, less the cash component of $10.50, which is not applicable to restricted shares (other than those UIL restricted shares that vest by their terms upon the consummation of the acquisition), performance shares and other awards under the UIL 2008 Stock and Incentive Compensation Plan and the UIL Deferred Compensation Plan.

The following is a summary of the components of the consideration transferred to UIL’s shareowners:

(millions, except share data)
Cash ($10.50 x number of UIL common shares outstanding at the acquisition date - 56,629,377)	$595
Equity	2,278
Total consideration	$2,873

We also paid $37.5 million for transaction costs incurred in this business combination, which are recorded in “Operations and maintenance” in the consolidated statements of income for the year ended December 31, 2015.

The following unaudited pro forma financial information presents the combined results of operations as if the acquisition had been completed on January 1, 2014, the beginning of the comparable prior annual reporting period. The unaudited pro forma results include: (i) merger credit adjustments to operating revenue (see Merger Settlement Agreement below for further details); (ii) elimination of accrued transaction costs representing non-recurring expenses directly related to the transaction, and (iii) the associated tax impact on these unaudited pro forma adjustments.

The unaudited pro forma results do not reflect any cost saving synergies from operating efficiencies or the effect of the incremental costs incurred in integrating the two companies. Accordingly, these unaudited pro forma results are presented for informational

AVANGRID, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

purpose only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations:

	Year Ended December 31,
	2015	2014
	(millions)
Revenue	$5,958	$6,226
Net income	$468	$539

The revenue and net (loss) of UIL since the acquisition date included in the consolidated statements of income for the year ended December 31, 2015 were $36 million and $(36) million, respectively (see Merger Settlement Agreement below for further details).

We finalized the valuation of the assets acquired and liabilities assumed within the measurement period during 2016. For the majority of UIL’s assets and liabilities, primarily property, plant and equipment, fair value was determined to be the respective carrying amounts of the predecessor entity. UIL’s operations are conducted in a regulated environment where the regulatory authority allows an approved rate of return on the carrying amount of the regulated asset base. Measurement period adjustments that were recognized  in the year ended December 31, 2016 relate to the adjustments of the allocation of the purchase price to the following: equity method investments; contracts; debt; contingent liabilities, including those related to certain environmental sites; income taxes; non-regulated property, plant and equipment and goodwill.

The following is a summary of the allocation of the purchase price as of the acquisition date and measurement period adjustments recognized in the year ended December 31, 2016:

	Provisional amounts reported in 2015	Measurement period adjustments	Finalized amounts
	(millions)
Current assets, including cash of $48 million	$500	$(7)	$493
Other investments	114	22	136
Property, plant and equipment	3,552	(5)	3,547
Regulatory assets	966	36	1,002
Other assets	52	—	52
Current liabilities	(493)	—	(493)
Regulatory liabilities	(493)	—	(493)
Non-current debt	(1,878)	(27)	(1,905)
Other liabilities	(1,201)	(30)	(1,231)
Total net assets acquired at fair value	1,119	(11)	1,108
Goodwill – consideration transferred in excess of fair value assigned	1,754	11	1,765
Total consideration	$2,873		$2,873

Goodwill generated from the acquisition of UIL increased by $11 million to the total amount of $1,765 million as of the acquisition date as a result of the finalization of the purchase price allocation. Goodwill generated from the acquisition of UIL has been assigned to the reporting units under the Networks reportable segment and is primarily attributable to expected future growth of the combined regulated businesses and enhanced platform to develop transmission and distribution projects in the Northeastern United States. The goodwill generated from this acquisition is not deductible for tax purposes.

AVANGRID, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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
•

Upon the resolution of all appeals of the PURA decision approving the acquisition, UI will withdraw its appeals of two PURA dockets relating to PURA’s disallowance of certain reconciliation amounts. The appeals were withdrawn by UI in June 2016.

In connection with the acquisition proceeding, UI signed the consent order that, pursuant to the terms and conditions in the consent order, requires UI to investigate and remediate certain environmental conditions within the perimeter of the English Station site.  To the extent that the investigation and remediation is less than $30 million, UI would remit to the State of Connecticut the difference between such costs and $30 million for a public purpose as determined in the discretion of the Governor the Attorney General of Connecticut and the Commissioner of DEEP. Pursuant to the consent order UI is obligated to comply with the consent order, even if the cost of such compliance exceeds $30 million. The state will discuss options with UI on recovering or funding any cost above $30 million such as through public funding or recovery from third parties, however it is not bound to agree to or support any means of recovery or funding (See Note 14, Environmental Liabilities – English Station, for further details).

As of December 31, 2016 and 2015 we reserved $28.3 million and $20.5 million, respectively, for this matter and have accrued the remaining $1.7 million and $9.5 million in accordance with the settlement with PURA approving the acquisition. The difference of $7.8 million pre-tax has been reflected as the reversal of an expense in our 2016 results, reversing the amounts recorded in 2015, to adjust the allocation of the purchase price as a measurement period adjustment from the acquisition of UIL. The adjustment to the reserve during 2016 was recorded in the “Operations and maintenance” line of the consolidated statement of income as a measurement period adjustment based on additional information obtained for the site regarding circumstances of the site as of the acquisition date of UIL.

As part of the final allocation of the purchase price we have determined a fair value of contingent liabilities of approximately $46.0 million relating to certain environmental sites.

The following commitments have been made in Massachusetts, recognized in the period subsequent to the acquisition in 2015 unless otherwise noted, each of which is reasonably expected to be at a cost of $500,000 or more:

AVANGRID, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

•	Customers of BGC will receive a total of $4.0 million in rate credits, to be spread over the months of November through April 2016-2017 and November through April 2017-2018.
•	BGC will contribute $1 million to alternative heating programs.
•	BGC will not seek to increase distribution base rates effective before June 1, 2018.

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

AVANGRID, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

Transmission - FERC ROE Proceeding

See Note 13, Commitments and Contingent Liabilities, for a further discussion.

CMP’s and UI’s transmission rates are determined by a tariff regulated by the FERC and administered by ISO New England, Inc. (ISO-NE). Transmission rates are set annually pursuant to a FERC authorized formula that allows for recovery of direct and allocated transmission operating and maintenance expenses, and for a return of and on investment in assets.

On December 28, 2015, the FERC issued an order instituting section 206 proceedings and establishing hearing and settlement judge procedures.  Pursuant to section 206 of the FPA, the FERC instituted proceedings because it found that ISO-NE Transmission, Markets, and Services Tariff is unjust, unreasonable, and unduly discriminatory or preferential.  The FERC stated that ISO-NE’s Tariff lacks adequate transparency and challenge procedures with regard to the formula rates for ISO-NE Participating Transmission Owners, including UI, Maine Electric Power Corporation (MEPCO) and CMP. The FERC also found that the current Regional Network Service, or RNS and Local Network Service, or LNS, formula rates appear to be unjust, unreasonable, unduly discriminatory or preferential, or otherwise unlawful as the formula rates appear to lack sufficient detail in order to determine how certain costs are derived and recovered in the formula rates. A settlement judge has been appointed and a settlement conference has convened. We are unable to predict the outcome of this proceeding at this time.

NYSEG and RG&E Rate Plans

On September 16, 2010, the New York Public Service Commission (NYPSC) approved a new rate plan for electric and natural gas service provided by NYSEG and RG&E effective from August 26, 2010 through December 31, 2013. The rate plans contain continuation provisions beyond 2013 if NYSEG and RG&E do not request new rates to go into effect and the current base rates will stay in place. The rates stayed effective until May 1, 2016, at which time a newly approved rate plan became effective.

The 2010 revenue requirements were based on a 10% allowed ROE applied to an equity ratio of 48%. If annual earnings exceed the allowed return, a tiered Earnings Sharing Mechanism (ESM) will capture a portion of the excess for the ratepayers’ benefit. The ESM is subject to specified downward adjustments if NYSEG and RG&E fail to meet certain reliability and customer service measures. Key components of the rate plan include electric reliability performance mechanisms, natural gas safety performance measures, customer service quality metrics and targets, and electric distribution vegetation management programs that establish threshold performance targets. There will be downward revenue adjustments if NYSEG and RG&E fail to meet the targets.

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

In August 2010, NYSEG began amortizing $15.2 million per year of its $303.9 million theoretical excess depreciation reserve. On September 1, 2012, RG&E began amortizing $5.3 million per year of its $105 million theoretical excess depreciation reserve. Both amortization amounts reflect a twenty year amortization period. Theoretical excess depreciation is the difference between actual

AVANGRID, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

accumulated depreciation taken to date and a theoretical reserve. The actual accumulated depreciation is the result of depreciation rates allowed in prior rate orders based on estimates of useful lives and net salvage values as determined in those cases. The theoretical reserve is the amount that would have accumulated if the depreciation rates in the new rate plan had been in place for the entire useful lives of the affected assets. Differences between the actual reserve and the theoretical reserve are normal aspects of utility ratemaking. The usual treatment is to flow any excess or deficiency back as an adjustment to depreciation expense over the remaining life of the property. However, in accordance with the new rate plan, NYSEG and RG&E moderate electric rates by recording the theoretical reserve amortization as a debit to accumulated depreciation and a credit to other revenues, and normalize a portion of the amortization from a tax perspective.

On May 20, 2015, NYSEG and RG&E filed electric and gas rate cases with the NYPSC. The companies requested rate increases for NYSEG electric, NYSEG gas and RG&E gas. RG&E electric proposed a rate decrease.

On February 19, 2016, NYSEG, RG&E and other signatory parties filed a Joint Proposal (proposal) with the NYPSC for a three-year rate plan for electric and gas service at NYSEG and RG&E commencing May 1, 2016. The proposal, which was approved by the NYPSC on June 15, 2016, balanced the varied interests of the signatory parties including but not limited to maintaining the companies’ credit quality and mitigating the rate impacts to customers. The proposal reflects many customer benefits including: acceleration of the companies’ natural gas leak prone main replacement programs and increased funding for electric vegetation management to provide continued safe and reliable service. The delivery rate increase in the proposal can be summarized as follows:

	May 1, 2016		May 1, 2017		May 1, 2018
	Rate Increase	Delivery Rate Increase	Rate Increase	Delivery Rate Increase	Rate Increase	Delivery Rate Increase
Utility	(Millions)%		(Millions)%		(Millions)%
NYSEG Electric	$29.6	4.10%	$29.9	4.10%	$30.3	4.10%
NYSEG Gas	13.1	7.30%	13.9	7.30%	14.8	7.30%
RG&E Electric	3.0	0.70%	21.6	5.00%	25.9	5.70%
RG&E Gas	8.8	5.20%	7.7	4.40%	9.5	5.20%

The allowed rate of return on common equity for NYSEG Electric, NYSEG Gas, RG&E Electric and RG&E Gas is 9.00%. The equity ratio for each company is 48%. The proposal includes an Earnings sharing mechanism (ESM) applicable to each company. The customer share of earnings would increase at higher ROE levels, with customers receiving 50%, 75% and 90% of earnings over 9.5%, 10.0% and 10.5% of ROE, respectively, in the first rate year. Earnings sharing is based on the lower of actual equity of 50%. Earnings thresholds increase in subsequent rate years.

The proposal reflects the recovery of deferred NYSEG Electric storm costs of approximately $262 million, of which $123 million is being amortized over ten years and the remaining $139 million is being amortized over five years.  The proposal also continues reserve accounting for qualifying Major Storms ($21.4 million annually for NYSEG Electric and $2.5 million annually for RG&E Electric). Incremental maintenance costs incurred to restore service in qualifying divisions will be chargeable to the Major Storm Reserve provided they meet certain thresholds.

The proposal maintains NYSEG’s and RG&E’s current electric reliability performance measures (and associated potential negative revenue adjustments for failing to meet established performance levels) which include the system average interruption frequency index (SAIFI) and the customer average interruption duration index (CAIDI). The Proposal also modifies certain gas safety performance measures at the companies, including those relating to the replacement of leak prone main, leak backlog management, emergency response, and damage prevention. The proposal establishes threshold performance levels for designated aspects of customer service quality and continues and expands NYSEG’s and RG&E’s bill reduction and arrears forgiveness Low Income Programs with increased funding levels included in the proposal. The proposal provides for the implementation of NYSEG’s Energy Smart Community (“ESC”) Project in the Ithaca region which will serve as a test-bed for implementation and deployment of Reforming the Energy Vision (REV) initiatives. The ESC Project will be supported by NYSEG’s planned Distribution Automation upgrades and Advanced Metering Infrastructure (AMI) implementation for customers on circuits in the Ithaca region.  The companies will also pursue Non-Wires Alternative projects as described in the proposal. Other REV-related incremental costs and fees will be included in the Rate Adjustment Mechanism (RAM) to the extent cost recovery is not provided for elsewhere. Under the proposal, each company will implement the RAM, which will be applicable to all customers, to return or collect RAM Eligible Deferrals and Costs, including:  (1) property taxes; (2) Major Storm deferral balances; (3) gas leak prone pipe replacement; (4) REV costs and fees which are not covered by other recovery mechanisms; and (5) NYSEG Electric Pole Attachment revenues.

AVANGRID, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The proposal provides for partial or full reconciliation of certain expenses including, but not limited to:  pensions, other postretirement benefits; property taxes; variable rate debt and new fixed rate debt; gas research and development; environmental remediation costs; Major Storms; nuclear electric insurance limited credits; economic development; and Low Income Programs. The proposal also includes a downward-only Net Plant reconciliation.  In addition, the proposal includes downward-only reconciliations for the costs of:  electric distribution and gas vegetation management; pipeline integrity; and incremental maintenance. The proposal provides that NYSEG and RG&E continue their electric RDMs on a total revenue per class basis and their gas RDMs on a revenue per customer basis.

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

UI has wholesale power supply agreements in place for its entire standard service load for the first half of 2017, 80% of its standard service load for the second half of 2017 and 20% of its standard service load for the first half of 2018. Supplier of last resort service is procured on a quarterly basis, however, from time to time there are no bidders in the procurement process for supplier of last resort service and in such cases UI manages the load directly.

In December 2016, PURA approved new distribution rate schedules for UI for three years which became effective January 1, 2017 and which, among other things, decreased the UI distribution and CTA allowed ROE from 9.15% to 9.10%, continued UI’s existing earnings sharing mechanism by which UI and customers share on a 50/50 basis all distribution earnings above the allowed ROE in a calendar year, continued the existing decoupling mechanism, and approved the continuation of the requested storm reserve.

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

BGC’s rates are established by the DPU.  BGC’s 10-year rate plan, which was approved by the DPU and included an approved ROE of 10.5%, expired on January 31, 2012.  BGC continues to charge the rates that were in effect at the end of the rate plan. In accordance with the approval by the DPU of the acquisition, BGC agreed not to initiate a rate case for new rates effective before at least June 1, 2018.

REV

In April 2014, the NYPSC commenced a proceeding entitled REV, which is a wide ranging initiative to reform New York state’s energy industry and regulatory practices. REV has been divided into two tracks, Track 1 for Market Design and Technology, and Track 2 for Regulatory Reform. REV and its related proceedings have and will continue to propose regulatory changes that are intended to promote more efficient use of energy, deeper penetration of renewable energy resources such as wind and solar and wider deployment of distributed energy resources, such as micro grids, on-site power supplies and storage.

REV is also intended to promote greater use of advanced energy management products to enhance demand elasticity and efficiencies. Track 1 of this initiative involves a collaborative process to examine the role of distribution utilities in enabling market based deployment of distributed energy resources to promote load management and greater system efficiency, including peak load reductions. NYSEG and RG&E are participating in the initiative with other New York utilities and are providing their unique perspective.  The NYPSC issued a 2015 order in Track 1, which acknowledges the utilities’ role as a Distribution System Platform (DSP) provider, and required the utilities to file an initial Distribution System Implementation Plan (DSIP) by June 30, 2016. The

AVANGRID, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

companies filed the DSIP, which also included information regarding the potential deployment of Automated Metering Infrastructure (AMI) across its entire service territory. The companies, in December 2016, filed a petition to the NYPSC requesting approval for cost recovery associated with the full deployment of AMI, and a collaborative associated with this petition is expected to begin in the first quarter of 2017.

Other various proceedings have also been initiated by the NYPSC which are REV related, and each proceeding has its own schedule. These proceedings include the Clean Energy Standard, Value of DER and Net Energy Metering, Demand Response Tariffs, and Community Choice Aggregation. As part of the Clean Energy Standard proceeding, all electric utilities were ordered to begin payments to NYSERDA for Renewable Energy Credits and Zero Emissions Credits beginning in 2017.

Track 2 of the REV initiative is also underway, and through a NYPSC Staff Whitepaper review process, is examining potential changes in current regulatory, tariff, market design and incentive structures which could better align utility interests with achieving New York state and NYPSC’s policy objectives. New York utilities will also be addressing related regulatory issues in their individual rate cases. A Track 2 order was issued in May 2016, and includes guidance related to the potential for Earnings Adjustment Mechanisms (EAMs), Platform Service Revenues, innovative rate designs, and data utilization and security. The companies, in December 2016, filed a proposal for the implementation of EAMs in the areas of System Efficiency, Energy Efficiency, Interconnections, and Clean Air. A collaborative process to review the companies’ petition is expected to begin in the first quarter of 2017.

Ginna Reliability Support Service Agreement

Ginna Nuclear Power Plant, LLC (GNPP), which is a subsidiary of Constellation Energy Nuclear Group, LLC (CENG), owns and operates the R.E. Ginna Nuclear Power Plant (Ginna Facility and together with GNPP, Ginna), a 581 MW single-unit pressurized water reactor located in Ontario, New York.  In May 2014, the New York Independent System Operator (NYISO) produced a Reliability Study, confirming that the Ginna Facility needs to remain in operation to avoid bulk transmission and non-bulk local distribution system reliability violations in 2015 and 2018. In July, 2014, GNPP filed a petition requesting that the NYPSC initiate a proceeding to examine a proposal for the continued operation of the Ginna Facility.

In November 2014, the NYPSC ruled that GNPP had demonstrated that the Ginna Facility is required to maintain system reliability and that its actions with respect to meeting the relevant retirement notice requirements were satisfactory.  The NYPSC also accepted the findings of the 2014 Reliability Study and stated that it established “the reliability need for continued operation of the Ginna Facility that is the essential prerequisite to negotiating a Reliability Support Services Agreement (RSSA).” As such, the NYPSC ordered RG&E and GNPP to negotiate an RSSA.

On February 13, 2015, RG&E submitted to the NYPSC an executed RSSA between RG&E and GNPP. RG&E requested that the NYPSC accept the RSSA and approve cost recovery by RG&E from its customers of all amounts payable to GNPP under the RSSA utilizing the cost recovery surcharge mechanism.

On October 21, 2015, RG&E, GNPP, New York Department of Public Service, Utility Intervention Unit and Multiple Intervenors filed a Joint Proposal with the NYPSC for approval of the RSSA, as modified. The Joint Proposal provides a term of the RSSA from April 1, 2015 through March 31, 2017.  RG&E shall make monthly payments to Ginna in the amount of $15.4 million. RG&E will be entitled to 70% of revenues from Ginna’s sales into the NYISO energy and capacity markets, while Ginna will be entitled to 30% of such revenues.  The signatory parties recommend that the NYPSC authorize RG&E to implement a rate surcharge effective January 1, 2016, to recover amounts paid to Ginna pursuant to the RSSA. RG&E's payment obligation to Ginna did not begin until the rate surcharge was in effect and FERC issued an order authorizing the FERC Settlement agreement in the Settlement Docket. RG&E will use deferred rate credit amounts (regulatory liabilities) to  offset the full amount of the Deferred Collection Amount (including carrying costs), plus credit amounts to offset all RSSA costs that exceed $2.3 million per month, not to exceed a total use of credits in the amount of $110 million, applicable through June 30, 2017. To the extent that the available credits are insufficient to satisfy the final payment from RG&E to Ginna then the RSSA surcharge would continue past March 31, 2017, to recover up to $2.3 million per month until the final payment has been recovered by RG&E from ratepayers. In the month following the expiration of the term on March 31, 2017, Ginna shall prepare and issue an invoice to RG&E for, and RG&E shall pay to Ginna, a one-time payment in the amount of $11.5 million, which will be recovered from ratepayers. If Ginna continues to deliver energy to the NYISO transmission system  or makes available capacity to the NYISO markets after seventy-five days following March 31, 2017, Ginna shall pay RG&E a capital recovery balance in eight quarterly installments as long as Ginna is continuing to deliver energy or making available capacity throughout this period. The estimated capital recovery balance that is expected to be in place on March 31, 2017 is $20.1 million and will accrue interest unless amounts are prepaid by Ginna. The capital recovery balance will be refunded to ratepayers, to the extent collected, which is based on the term of the delivery of energy or capacity being made available by Ginna. On February 23, 2016, the

AVANGRID, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NYPSC unanimously adopted the Joint Proposal in the Ginna RSSA proceeding as in the public interest. On March 1, 2016, FERC issued an Order approving the contested Settlement agreement, subject to conditions.

New York TransCo

Networks holds an approximately 20% ownership interest in the New York TransCo, LLC (New York TransCo). New York TransCo was established by the New York transmission utilities to develop, own, and operate electric transmission in New York. In December 2014, New York TransCo filed for regulatory approval of its rates, terms, and conditions with the FERC. The filing requests a formula base ROE of 10.6%, one-hundred fifty basis points ROE incentives, construction work in progress, a formula rate mechanism, and a proposed cost allocation . Various parties, including the NYPSC, have protested the filing with the FERC, including the base ROE, the ROE incentives, and the cost allocation. New York TransCo will not make final decisions on transmission project development until a FERC decision.

On April 2, 2015, the FERC issued an order granting, inter alia, New York TransCo’s owners’ request for a 50 basis point adder for New York TransCo’s membership in the NYISO regional transmission organization (RTO), subject to the adder being capped within the zone of reasonableness after a determination of where within that zone its base level ROE should be set. The FERC also set the formula rate and base ROE issue for hearing and settlement judge procedures. In addition, the FERC rejected New York TransCo’s owners’ cost allocation method for the Transmission Owner Transmission Solutions (TOTS) Projects because it would allocate costs to Power Supply Long Island (LIPA) and New York Power Authority (NYPA) that they did not voluntarily agree to pay.

On November 5, 2015, the New York Transco’s owners, filed the Settlement with the FERC to resolve all outstanding issues associated with the TOTS Projects, including issues related to the TOTS Projects that were set for hearing and issues pending on rehearing. The issues regarding certain other projects remain pending. The Settlement addressed the financial terms that are components of New York TransCo’s revenue requirement for the proposed TOTS Projects, including the base ROE of 9.50%, and a 50-basis point ROE adder, the capital structure of 53%, and the cost allocation under the New York Independent System Operator, Inc. (NYISO) Open Access Transmission Tariff (OATT) for the TOTS Projects. On March 17, 2016, the FERC approved the Settlement.

Minimum Equity Requirements for Regulated Subsidiaries

Our regulated utility subsidiaries of Maine and New York (NYSEG, RG&E, CMP and MNG) are each subject to a minimum equity ratio requirement that is tied to the capital structure assumed in establishing revenue requirements. Pursuant to these requirements, each of NYSEG, RG&E, CMP and MNG must maintain a minimum equity ratio equal to the ratio in its currently effective rate plan or decision measured using a trailing 13-month average. On a monthly basis, each utility must maintain a minimum equity ratio of no less than 300 basis points below the equity ratio used to set rates. The minimum equity ratio requirement has the effect of limiting the amount of dividends that may be paid and may, under certain circumstances, require that the parent contribute equity capital. The regulated utility subsidiaries are prohibited by regulation from lending to unregulated affiliates. The regulated utility subsidiaries have also agreed to minimum equity ratio requirements in certain borrowing agreements. These requirements are lower than the regulatory requirements.

Pursuant to agreements with the relevant utility commission, UI, SCG, CNG and BGC are restricted from paying dividends if paying such dividend would result in a common equity ratio lower than 300 basis points below the equity percentage used to set rates in the most recent distribution rate proceeding as measured using a trailing 13-month average calculated as of the most recent quarter end. In addition, UI, SCG, CNG and BGC are prohibited from paying dividends to their parent if the utility’s credit rating as rated by any of the three major credit rating agencies, falls below investment grade, or if the utility’s credit rating, as determined by two of the three major credit rating agencies falls to the lowest investment grade and there is a negative watch or review downgrade notice.

We had restricted net assets of approximately $4,291 million associated with the minimum equity requirements as of December 31, 2016.

Movement of capital from our wholly owned unregulated subsidiaries is unrestricted.

New Renewable Source Generation

Under Connecticut law Public Act (PA 11-80), Connecticut electric utilities are required to enter into long-term contracts to purchase Connecticut Class I Renewable Energy Certificates, or RECs, from renewable generators located on customer premises. Under this

AVANGRID, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

On October 23, 2013, PURA approved UI’s renewable connections program filed in accordance with PA 11-80, through which UI will develop up to 10 MW of renewable generation. The costs for this program will be recovered on a cost of service basis. PURA established a base ROE to be calculated as the greater of: (A) the current UI authorized distribution ROE (currently 9.10%) plus 25 basis points and (B) the current authorized distribution ROE for Connecticut Light and Power Company, or CL&P (currently 9.17%), less target equivalent market revenues (reflected as 25 basis points). In addition, UI will retain a percentage of the market revenues from the project, which percentage is expected to equate to approximately 25 basis points on a levelized basis over the life of the project. UI expects the cost of this program, a planned 2.8 MW fuel cell facility in New Haven, solar photovoltaic and fuel cell facilities totaling 5 MW in Bridgeport, and a 2.2 MW fuel cell facility in Woodbridge to be approximately $47 million.

Pursuant to Section 8 of Public Act 13-303, “An Act Concerning Connecticut’s Clean Energy Goals,” (PA 13-303), in January 2014, at DEEP’s direction, UI entered into three contracts for the purchase of RECs associated with an aggregate of 5.7 MW of energy production from biomass plants in New England. The costs of these agreements will be fully recoverable through electric rates.

Equity Investment in Peaking Generation

UI is party to a 50-50 joint venture with NRG affiliates in GenConn, which operates two peaking generation plants in Connecticut. The two peaking generation plants, GenConn Devon and GenConn Middletown, are both participating in the ISO-New England markets. PURA has approved revenue requirements for the period from January 1, 2017 through December 31, 2017 of $28.8 million and $35.7 million for GenConn Devon and GenConn Middletown, respectively. PURA has ruled previously that GenConn project capital costs incurred were prudently incurred. Such costs are included in the 2017 approved revenue requirements.

Note 6. Regulatory Assets and Liabilities

Pursuant to the requirements concerning accounting for regulated operations, our utilities capitalize, as regulatory assets, incurred and accrued costs that are probable of recovery in future electric and natural gas rates. We base our assessment of whether recovery is probable on the existence of regulatory orders that allow for recovery of certain costs over a specific period, or allow for reconciliation or deferral of certain costs. When costs are not treated in a specific order we use regulatory precedent to determine if recovery is probable. Our operating utilities also record, as regulatory liabilities, obligations to refund previously collected revenue or to spend revenue collected from customers on future costs. Substantially all assets or liabilities for which funds have been expended or received are either included in the rate base or are accruing a carrying cost until they will be included in the rate base. The primary items that are not included in the rate base or accruing carrying costs are the regulatory assets for qualified pension and other postretirement benefits, which reflect unrecognized actuarial gains and losses, debt premium, environmental remediation costs which is primarily the offset of accrued liabilities for future spending, unfunded future income taxes, which are the offset to the unfunded future deferred income tax liability recorded, asset retirement obligations, hedge losses and contracts for differences. The total amount of these items is approximately $2,357 million.

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

On June 15, 2016, the NYPSC approved the proposal in connection with a three-year rate plan for electric and gas service at NYSEG and RG&E effective May 1, 2016. Following the approval of the proposal most of these items related to NYSEG are amortized over a five-year period, except the portion of storm costs to be recovered over ten years, and plant related tax items which are amortized over the life of associated plant. Annual amortization expense for NYSEG is approximately $16.5 million per rate year. RG&E items that are being amortized are plant related tax items, which are amortized over the life of associated plant, and unfunded deferred taxes being amortized over a period of fifty years. A majority of the other items related to RG&E, which net to a regulatory liability, remains deferred and will not be amortized until future proceedings or will be used to recover costs of the Ginna RSSA. Following the approval of the proposal by the NYPSC, unfunded future income taxes were adjusted for the amount of $126 million to reflect the

AVANGRID, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

change from a flow through to normalization method, which has been recorded as an increase to income tax expense and an offsetting increase to revenue, during the year ended December 31, 2016. The amounts will be collected over a period of fifty years.

Current and non-current regulatory assets as of December 31, 2016 and 2015 consisted of:

As of December 31,	2016	2015
(Millions)
Current
Pension and other post-retirement benefits cost deferrals	$22	$8
Pension and other post-retirement benefits	7	13
Storm costs	40	8
Temporary supplemental assessment surcharge	4	7
Reliability support services	27	—
Revenue decoupling mechanism	15	6
Transmission revenue reconciliation mechanism	12	5
Electric supply reconciliation	13	—
Hedges losses	10	37
Contracts for differences	14	18
Hardship programs	16	13
Deferred property tax	10	—
Plant decommissioning	6	—
Deferred purchased gas	14	12
Deferred transmission expense	13	12
Environmental remediation costs	14	37
Other	48	43
Total Current Regulatory Assets	285	219
Non-current
Pension and other post-retirement benefits cost deferrals	134	151
Pension and other post-retirement benefits	1,320	1,509
Storm costs	187	251
Deferred meter replacement costs	32	34
Unamortized losses on reacquired debt	20	23
Environmental remediation costs	287	271
Unfunded future income taxes	542	549
Asset retirement obligations	18	24
Deferred property tax	33	45
Federal tax depreciation normalization adjustment	161	158
Merger capital expense target customer credit	11	15
Debt premium	151	141
Plant decommissioning	14	7
Contracts for differences	61	50
Hardship programs	18	29
Other	102	57
Total Non-current Regulatory Assets	$3,091	$3,314

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

AVANGRID, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

“Storm costs” for CMP, NYSEG, and RG&E are allowed in rates based on an estimate of the routine costs of service restoration. The companies are also allowed to defer unusually high levels of service restoration costs resulting from major storms when they meet certain criteria for severity and duration. The portion of storm costs for the amount of $123 million is being recovered over ten-year period and the remaining portion is being amortized over five years following the approval of the proposal by the NYPSC. CMP’s total deferral, including carrying costs, was $2 million and $12 million as of December 31, 2016 and 2015, respectively. UI is allowed to defer costs associated with any storm totaling $1 million or greater for future recovery. UI’s storm regulatory asset balance was $0 as of December 31, 2016.

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

“Unfunded future income taxes” represent unrecovered federal and state income taxes primarily resulting from regulatory flow through accounting treatment and are the offset to the unfunded future deferred income tax liability recorded. The income tax benefits or charges for certain plant related timing differences, such as removal costs, are immediately flowed through to, or collected from, customers. This amount is being amortized as the amounts related to temporary differences that give rise to the deferrals are recovered in rates. Following the approval of the proposal by the NYPSC, these amounts will be collected over a period of fifty years and the NYPSC Staff will perform an audit of the unfunded future income taxes and other tax assets to verify the balances.

“Asset retirement obligations” (ARO) represents the differences in timing of the recognition of costs associated with our AROs and the collection of such amounts through rates. This amount is being amortized at the related depreciation and accretion amounts of the underlying liability.

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

AVANGRID, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Current and non-current regulatory liabilities as of December 31, 2016 and 2015 consisted of:

As of December 31,	2016	2015
(Millions)
Current
Reliability support services (Cayuga)	$3	$16
Non by-passable charges	22	7
Energy efficiency portfolio standard	45	33
Gas supply charge and deferred natural gas cost	6	6
Transmission revenue reconciliation mechanism	5	16
Pension and other post-retirement benefits	3	3
Pension and other post-retirement benefits cost deferrals	14	—
Carrying costs on deferred income tax bonus depreciation	15	—
Carrying costs on deferred income tax - Mixed Services 263(a)	5	—
Yankee DOE refund	24	5
Merger-related rate credits	3	20
Revenue decoupling mechanism	9	14
Other	38	27
Total Current Regulatory Liabilities	192	147
Non-current
Accrued removal obligations	1,117	1,084
Asset sale gain account	9	8
Carrying costs on deferred income tax bonus depreciation	95	116
Economic development	35	36
Merger capital expense target customer credit account	15	17
Pension and other post-retirement benefits	76	90
Positive benefit adjustment	42	51
New York state tax rate change	9	17
Post term amortization	3	25
Theoretical reserve flow thru impact	24	31
Deferred property tax	19	15
Net plant reconciliation	10	10
Variable rate debt	28	32
Carrying costs on deferred income tax - Mixed Services 263(a)	25	31
Rate refund – FERC ROE proceeding	22	21
Transmission congestion contracts	18	—
Merger-related rate credits	21	24
Accumulated deferred investment tax credits	15	10
Asset retirement obligation	13	13
Earning sharing provisions	12	—
Middletown/Norwalk local transmission network service collections	19	19
Excess generation service charge	—	21
Low income programs	46	42
Unfunded future income taxes	—	27
Non-firm margin sharing credits	7	8
Deferred income taxes regulatory	565	519
Other	73	93
Total Non-current Regulatory Liabilities	$2,318	$2,360

“Reliability support services (Cayuga)” represents the difference between actual expenses for reliability support services and the amount provided for in rates. This will be refunded to customers within the next year.

AVANGRID, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

“Economic development” represents the economic development program which enables NYSEG and RG&E to foster economic development through attraction, expansion, and retention of businesses within its service territory. If the level of actual expenditures for economic development allocated to NYSEG and RG&E varies in any rate year from the level provided for in rates, the difference is refunded to ratepayers. The amortization period is five years following the approval of the proposal by the NYPSC.

“Merger capital expense target customer credit” account was created as a result of NYSEG and RG&E not meeting certain capital expenditure requirements established in the order approving the purchase of Energy East by Iberdrola. The amortization period is five years following the approval of the proposal by the NYPSC.

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

“Merger-related rate credits” resulted from the acquisition of UIL. This is being used to moderate increases in rates. See Merger Settlement Agreement in Note 4 for further details. In the year ended December 31, 2016, $20 million of rate credits was applied against customer bills.

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

AVANGRID, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

“Other” includes cost of removal being amortized through rates and various items subject to reconciliation including variable rate debt, Medicare subsidy benefits and stray voltage collections.

Note 7. Goodwill and Intangible assets

Goodwill by reportable segment as of December 31, 2016 and 2015 consisted of:

As of December 31,	2016	2015
(Millions)
Networks	$2,744	$2,733
Renewables	380	380
Gas	—	—
Other (a)	—	2
Total	$3,124	$3,115

(a)	Does not represent a reportable segment. It includes Corporate.

As of December 31, 2016, the gross amounts of goodwill were $2,744 million, for Networks reportable segment, $3,340 million for Renewables and Gas reportable segments and no goodwill for Corporate, (which does not represent a segment), with accumulated impairment losses of $2,960 million for Renewables and Gas reporting segments. As of December 31, 2015, the gross amounts of goodwill were $2,733 million, for Networks reportable segment, $3,340 million for Renewables and $2 million for Corporate, with accumulated impairment losses of $2,960 million for Renewables and Gas reporting segments. During the year ended December 31, 2015 goodwill in Networks reportable segment increased by $1,754 million due to acquisition of UIL based on preliminary allocation of the purchase price. During the year ended December 31, 2016, upon finalization of the valuation of assets acquired and liabilities assumed, goodwill in Networks reportable segment related to the acquisition of UIL increased by $11 million to a total amount of $1,765 million as of December 31, 2016 (See Note 4 – Acquisition of UIL – for further details).

During the year ended December 31, 2016, we reversed $2 million of goodwill in Corporate as a result of the sale of our interest in equity investment (See Note 21).

Goodwill Impairment Assessment

For impairment testing purposes our reporting units are the same as operating segments, except for Networks, which contained three reporting units, Maine, New York and UIL. The goodwill for the Maine reporting unit resulted from the purchase of CMP by Energy East in 2000 and amounted to $325 million. Separately, the goodwill for the New York reporting unit resulted primarily from the purchase of RG&E by Energy East in 2002 and amounted to $654 million. The goodwill for the UIL reporting unit was generated from the acquisition of UIL on December 16, 2015 and amounted to $1,765 million as of December 31, 2016, based on the finalized valuation of assets acquired and liabilities assumed.

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

2016

We had no impairment of goodwill in 2016 as a result of our impairment testing.

AVANGRID, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Networks

Provided recent relevant events (acquisition of UIL in December 2015 and approval of the proposal by the NYPSC, see Note 4 and 5, respectively) we conducted a quantitative analysis (step one) in 2016. Based on the results of our step one impairment test the estimated fair value of each of the Networks reporting units was in excess of their respective carrying values.

Renewables

Based on the results of our step one impairment test for the Renewables reporting unit conducted in 2016, its estimated fair value was in excess of the carrying value. The assumptions used to estimate fair value were based on projections incorporated in our current operating plans as well as other available information. The current operating plans included significant assumptions and estimates associated with sales growth, profitability and related cash flows, along with cash flows associated with taxes and capital spending. The discount rate used to estimate fair value was risk adjusted in consideration of the economic conditions of the reporting unit. We also considered other assumptions that market participants may use. By their nature, projections are uncertain. Potential events and circumstances, such as declining wind energy output and prices obtained per MWh, changes in incentives established to promote renewable energies and increases in capital expenditures per MW could have an adverse effect on our assumptions.

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

Renewables

Based on the results of our step one impairment test for the Renewables reporting unit conducted in 2015, its estimated fair value exceeded carrying value. The assumptions used to estimate fair value were based on projections incorporated in our current operating plans as well as other available information. The current operating plans included significant assumptions and estimates associated with sales growth, profitability and related cash flows, along with cash flows associated with taxes and capital spending. The discount rate used to estimate fair value was risk adjusted in consideration of the economic conditions of the reporting unit. We also considered other assumptions that market participants may use. By their nature, projections are uncertain. Potential events and circumstances, such as declining wind energy output and prices obtained per MWh, changes in incentives established to promote renewable energies and increases in capital expenditures per MW could have an adverse effect on our assumptions.

Intangible assets

Intangible assets include those assets acquired in business acquisitions and intangible assets acquired and developed from external third parties and from affiliated companies. Following is a summary of intangible assets:

As of December 31, 2016	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(Millions)
Gas Storage rights	$319	$(120)	$199
Wind development	587	(254)	333
Other	17	(11)	6
Total Intangible Assets	$923	$(385)	$538

AVANGRID, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2015	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(Millions)
Gas Storage rights	$324	$(116)	$208
Wind development	584	(243)	341
Other	15	(8)	7
Total Intangible Assets	$923	$(367)	$556

Gas Storage rights are being amortized on a straight-line basis over a 40-year estimated life. Wind development costs, with the exception of future ‘pipeline’ development costs, are amortized on a straight-line basis in accordance with the life of the related assets. Amortization expense for the years ended December 31, 2016, 2015 and 2014 amounted to $25 million, $54 million and $66 million, respectively. We believe our future cash flows will support the recoverability of our intangible assets.

We expect amortization expense for the five years subsequent to December 31, 2016, to be as follows:

Year ending December 31,
(Millions)
2017	$16
2018	16
2019	18
2020	17
2021	21

As a result of writing off fully amortized intangible assets relating to Gas Storage rights, $4.1 million and $6.5 million were removed from both cost and accumulated amortization during the years ended December 31, 2016 and 2015, respectively.

Note 8. Property, Plant and Equipment

Property, plant and equipment as of December 31, 2016, consisted of:

As of December 31, 2016	Regulated	Nonregulated	Total
(Millions)
Electric generation, distribution, transmission and other	$10,343	$10,384	$20,727
Natural gas transportation, distribution and other	4,803	613	5,416
Other common operating property	877	43	920
Total Property, Plant and Equipment in Service (a)	16,023	11,040	27,063
Total accumulated depreciation (b)	(3,970)	(3,016)	(6,986)
Total Net Property, Plant and Equipment in Service	12,053	8,024	20,077
Construction work in progress	979	492	1,471
Total Property, Plant and Equipment	$13,032	$8,516	$21,548

(a)	Includes capitalized leases of $208 million primarily related to electric generation, distribution, transmission and other.
(b)	Includes accumulated amortization of capitalized leases of $60 million.

AVANGRID, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Property, plant and equipment as of December 31, 2015, consisted of:

As of December 31, 2015	Regulated	Nonregulated	Total
(Millions)
Electric generation, distribution, transmission and other	$11,506	$10,058	$21,564
Natural gas transportation, distribution and other	2,673	651	3,324
Other common operating property	817	40	857
Total Property, Plant and Equipment in Service (a)	14,996	10,749	25,745
Total accumulated depreciation (b)	(3,727)	(2,645)	(6,372)
Total Net Property, Plant and Equipment in Service	11,269	8,104	19,373
Construction work in progress	1,094	244	1,338
Total Property, Plant and Equipment	$12,363	$8,348	$20,711

(a)	Includes capitalized leases of $178 million primarily related to electric generation, distribution, transmission and other.
(b)	Includes accumulated amortization of capitalized leases of $53 million.

Capitalized interest costs were $20 million, $13 million, and $12 million for the years ended December 31, 2016, 2015 and 2014, respectively.

There was no impairment or write off recorded during the year ended December 31, 2016. We impaired or wrote off amounts of $12 million and $24 million for the years ended December 31, 2015 and 2014, respectively, resulting from reassessment of the economic feasibility of our various Renewables development projects in construction.

Depreciation expense for the years ended December 31, 2016, 2015 and 2014, amounted to $779 million, $641 million and $563 million, respectively.

Note 9. Asset retirement obligations

AROs are intended to meet the costs for dismantling and restoration work that we have committed to carry out at our operational facilities.

The reconciliation of ARO carrying amounts for the years ended December 31, 2016 and 2015 consisted of:

(Millions)
As of December 31, 2014	$234
Liabilities settled during the year	(16)
Liabilities incurred during the year	—
Accretion expense	14
Revisions in estimated cash flows	(48)
As of December 31, 2015	$184
Liabilities settled during the year	(7)
Liabilities incurred during the year	3
Accretion expense	10
Revisions in estimated cash flows	(29)
As of December 31, 2016	$161

Several of the wind generation facilities have restricted cash for purposes of settling AROs. Restricted cash related to AROs was $2.0 million and $1.8 million as of December 31, 2016 and 2015, respectively. These amounts have been included as other non-current assets in the consolidated balance sheets. Accretion expenses are included in “Operations and maintenance” in the consolidated statements of income.

We have AROs for which a liability has not been recognized because the fair value cannot be reasonably estimated due to indeterminate settlement dates, including for the removal of hydroelectric dams due to structural inadequacy or for decommissioning;

AVANGRID, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

the removal of property upon termination of an easement, right-of-way or franchise; and costs for abandonment of certain types of gas mains.

As a result of the revision of the estimated useful lives of wind power station assets in 2016 updated weighted average lease terms were used to value AROs. This revision resulted in lower discounted AROs, which we estimate will result in approximately $3 million annual reduction in expense going forward.

Note 10. Debt

Long- term debt as of December 31, 2016 and 2015 consisted of:

As of December 31,		2016		2015
(Millions)	Maturity Dates	Balances	Interest Rates	Balances	Interest Rates
First mortgage bonds - fixed (a)	2018-2045	$1,752	3.07%-10.60%	$1,815	3.07%-10.60%
Unsecured pollution control notes - fixed	2020	200	2.00%-2.375%	200	2.00%-2.375%
Unsecured pollution control notes – variable	2032	62	1.32%	219	0.195%-1.181%
Other various non-current debt - fixed	2017-2045	2,772	2.89%-10.48%	2,440	2.89%-10.48%
Obligations under capital leases	2017-2023	104	4%-4.44%	87	4%-4.44%
Unamortized debt issuance costs and discount		(31)		(25)
Total Debt		4,859		4,736
Less: debt due within one year, included in current liabilities		349		206
Total Non-current Debt		$4,510		$4,530

(a)	The first mortgage bonds have pledged collateral of substantially all the respective utility’s in service properties of approximately $5,886 million.

In November 2016, NYSEG issued $500 million in aggregate principal amount of 3.25% notes maturing in 2026. The proceeds of the offering were used to reduce balances owed to AVANGRID under an intercompany revolving demand note agreement, to refinance $100 million of NYSEG debt that matured on December 15, 2016, and to repurchase, at par value, $96 million of outstanding auction rate securities on December 19, 2016.

On December 19, 2016, AVANGRID, its subsidiary, UIL, and The Bank of New York Mellon, entered into a supplemental indenture, pursuant to which AVANGRID assumed from UIL all the obligations under the indenture dated as of October 7, 2010 between UIL and The Bank of New York Mellon and all obligations relating to $450 million in aggregate principal amount of 4.625% notes due 2020 issued by the predecessor company to UIL in 2010.

On December 27, 2016, UI repurchased, at par value, $64 million of auction rate securities using cash on hand and borrowing under an intercompany demand note agreement with AVANGRID.

Non-current debt, including sinking fund obligations and capital lease payments, due over the next five years consists of:

(Millions)
2017	2018	2019	2020	2021	Total
$349	$180	$358	$723	$308	$1,918

We make certain standard covenants to lenders in our third-party debt agreements, including, in certain agreements, covenants regarding the ratio of indebtedness to total capitalization. A breach of any covenant in the existing credit facilities or the agreements governing our other indebtedness would result in an event of default. Certain events of default may trigger automatic acceleration. Other events of default may be remedied by the borrower within a specified period or waived by the lenders and, if not remedied or waived, give the lenders the right to accelerate. Neither we nor any of our subsidiaries were in breach of covenants or of any obligation that could trigger the early redemption of our debt as of December 31, 2016 and 2015.

AVANGRID, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fair Value of Debt

The estimated fair value of debt amounted to $5,204 million and $4,985 million as of December 31, 2016 and 2015, respectively. The estimated fair value was determined, in most cases, by discounting the future cash flows at market interest rates. The interest rate curve used to make these calculations takes into account the risks associated with the electricity industry and the credit ratings of the borrowers in each case. The fair value hierarchy pertaining to the fair value of debt is considered as Level 2, except for unsecured pollution control notes-variable with a fair value of $61 million and $204 million as of December 31, 2016 and 2015, respectively, which are considered Level 3. The fair value of these unsecured pollution control notes-variable are determined using unobservable interest rates as the market for these notes is inactive.

Short-term Debt

Outstanding Notes Payable

AVANGRID had $161 million and $163 million of notes payable as of December 31, 2016 and 2015, respectively. As of December 31, 2015, the balance consisted of $160 million of borrowings under the UIL credit facility and $3 million in other notes payable. As of December 31, 2016 the balance consisted of $150 million of commercial paper, $10 million in notes payable to affiliates and $1 million in other notes payable. AVANGRID’s commercial paper program was established on May 13, 2016, has a limit of $1 billion and is backstopped by the AVANGRID credit facility described below.

AVANGRID Credit Facility

On April 5, 2016, AVANGRID and its subsidiaries, NYSEG, RG&E, CMP, UI, CNG, SCG and BGC entered into a revolving credit facility with a syndicate of banks, or the AVANGRID credit facility, that provides for maximum borrowings of up to $1.5 billion in the aggregate.

Under the terms of the AVANGRID credit facility, each joint borrower has a maximum borrowing entitlement, or sublimit, which can be periodically adjusted to address specific short-term capital funding needs, subject to the maximum limit established by the banks. AVANGRID’s maximum sublimit is $1 billion, NYSEG, RG&E, CMP and UI have maximum sublimits of $250 million, CNG, and SCG have maximum sublimits of $150 million and BGC has a maximum sublimit of $25 million. Under the AVANGRID credit facility, each of the borrowers will pay an annual facility fee that is dependent on their credit rating.  The facility fees will range from 10.0 to 17.5 basis points. The maturity date for the AVANGRID credit facility is April 5, 2021.

As a condition of closing on the AVANGRID credit facility, three existing credit facilities were terminated: the AVANGRID revolving credit facility, which provided for maximum borrowings of up to $300M and had a scheduled termination date in May 2019; the joint utility revolving credit facility, to which NYSEG, RG&E and CMP were parties, which provided for borrowings of up to $600 million and which had a scheduled termination date in July 2018; the UIL credit facility, to which UIL, UI, SCG, CNG and BG were parties, which provided for maximum borrowings of $400 million and which had a scheduled termination date in November 2016.

As of December 31, 2016 the AVANGRID credit facility is undrawn, but the capacity to borrow under the facility is reduced by the amount of outstanding commercial paper, leaving available credit of $1,350 million.

AVANGRID, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

●

NYSEG and RG&E enter into electric energy derivative contracts to hedge the forecasted purchases required to serve their electric load obligations. They hedge their electric load obligations using derivative contracts that are settled based upon Locational Based Marginal Pricing published by the New York Independent System Operator (NYISO). RG&E hedges all its electric load obligations using contracts for a NYISO location where an active market exists. The forward market prices used to value RG&E’s open electric energy derivative contracts are based on quoted prices in active markets for identical assets or liabilities with no adjustment required and therefore we include the fair value in Level 1. NYSEG has a combination of Level 1 and Level 2 fair values for its electric energy derivative contracts. A portion of its electric load obligations are exchange traded contracts in a NYISO location where an active market exists. The forward market prices used to value NYSEG’s open electric energy derivative contracts are based on quoted prices in active markets for identical assets or liabilities with no adjustment required and therefore we include the fair value in Level 1. A portion of NYSEG’s electric energy derivative contracts are non-exchange traded contracts that are valued using inputs that are directly observable for the asset or liability, or indirectly observable through corroboration with observable market data and therefore we include the fair value in Level 2.

●

NYSEG and RG&E enter into natural gas derivative contracts to hedge their forecasted purchases required to serve their natural gas load obligations. The forward market prices used to value open natural gas derivative contracts are exchange-based prices for the identical derivative contracts traded actively on the New York Mercantile Exchange (NYMEX). Because we use prices quoted in an active market we include the fair value measurements in Level 1.

●

NYSEG, RG&E and CMP enter into fuel derivative contracts to hedge their unleaded and diesel fuel requirements for their fleet vehicles. Exchange-based forward market prices are used but because an unobservable basis adjustment is added to the forward prices we include the fair value measurement for these contracts in Level 3.

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

AVANGRID, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The financial instruments measured at fair value as of December 31, 2016 and 2015 consisted of:

As of December 31, 2016	Level 1	Level 2	Level 3	Netting	Total
(Millions)
Securities portfolio (available for sale)	$40	$—	$—	$—	$40
Derivative assets
Derivative financial instruments - power	11	48	58	(42)	75
Derivative financial instruments - gas	180	32	104	(239)	77
Contracts for differences	—	—	20	—	20
Total	191	80	182	(281)	172
Derivative liabilities
Derivative financial instruments - power	(24)	(27)	(3)	39	(15)
Derivative financial instruments - gas	(213)	(34)	(53)	257	(43)
Contracts for differences	—	—	(95)	—	(95)
Total	$(237)	$(61)	$(151)	$296	$(153)

As of December 31, 2015	Level 1	Level 2	Level 3	Netting	Total
(Millions)
Securities portfolio (available for sale)	$39	$—	$—	$—	$39
Derivative assets
Derivative financial instruments - power	10	81	48	(71)	68
Derivative financial instruments - gas	267	25	68	(280)	80
Contracts for differences	—	—	29	—	29
Total	277	106	145	(351)	177
Derivative liabilities
Derivative financial instruments - power	(43)	(12)	(14)	55	(14)
Derivative financial instruments - gas	(193)	(40)	(51)	212	(72)
Contracts for differences	—	—	(96)	—	(96)
Derivative financial instruments - other	—	—	(3)	—	(3)
Total	$(236)	$(52)	$(164)	$267	$(185)

The reconciliations of changes in the fair value of financial instruments based on Level 3 inputs for the years ended December 31, 2016, 2015 and 2014 consisted of:

(Millions)	2016	2015	2014
Fair value as of January 1,	$(19)	$57	$53
Gains for the year recognized in operating revenues	67	33	11
Losses for the year recognized in operating revenues	—	(8)	(1)
Total gains or losses for the period recognized in operating revenues	67	25	10
Gains recognized in OCI	1	2	—
Losses recognized in OCI	—	(3)	(3)
Total gains or losses recognized in OCI	1	(1)	(3)
Net change recognized in regulatory assets and liabilities	(8)	—	—
Purchases	3	(73)	14
Settlements	(9)	(14)	(26)
Transfers out of Level 3 (a)	(4)	(13)	9
Fair value as of December 31,	$31	$(19)	$57
Gains for the year included in operating revenues attributable to the change in unrealized gains relating to financial instruments still held at the reporting date	$67	$25	$10

(a)	Transfers out of Level 3 were the result of increased observability of market data.

AVANGRID, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

For assets and liabilities that are recognized in the consolidated financial statements at fair value on a recurring basis, we determine whether transfers have occurred between levels in the hierarchy by re-assessing categorization based on the lowest level of input that is significant to the fair value measurement as a whole at the end of each reporting period. There have been no transfers between Level 1 and Level 2 during the years reported.

Level 3 Fair Value Measurement

The tables below illustrate the significant sources of unobservable inputs used in the fair value measurement of our Level 3 derivatives, and the variability in prices for those transactions classified as Level 3 derivatives.

As of December 31, 2016
Instruments	Instrument Description	Valuation Technique	Valuation Inputs	Index	Avg.	Max.	Min.
Fixed price power and gas swaps	Transactions with delivery periods	Transactions are valued against forward market prices	Observable and extrapolated forward gas and power prices not all of which can be	NYMEX ($/MMBtu)	$4.27	$7.37	$1.64
with delivery	exceeding two	on a	corroborated by	SP15 ($/MWh)	$44.23	$80.28	$14.25
period > two	years	discounted	market data for	Mid C ($/MWh)	$35.44	$83.93	$3.60
years		basis	identical or	Cinergy ($/MWh)	$36.40	$77.49	$18.53
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

AVANGRID, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

Range at
Unobservable Input	December 31, 2016
Risk of non-performance	0.68% - 0.81%
Discount rate	1.47% - 2.45%
Forward pricing ($ per MW)	$3.15 - $9.55

Note 12. Derivative Instruments and Hedging

Our Networks, Renewables and Gas activities are exposed to certain risks, which are managed by using derivative instruments. All derivative instruments are recognized as either assets or liabilities at fair value on the consolidated balance sheets in accordance with the accounting requirements concerning derivative instruments and hedging activities.

(a) Networks activities

NYSEG and RG&E have an electric commodity charge that passes through rates costs for the market price of electricity. They use electricity contracts, both physical and financial, to manage fluctuations in electricity commodity prices in order to provide price stability to customers. We include the cost or benefit of those contracts in the amount expensed for electricity purchased when the related electricity is sold. We record changes in the fair value of electric hedge contracts to derivative assets and / or liabilities with an offset to regulatory assets and / or regulatory liabilities, in accordance with the accounting requirements concerning regulated operations.

The amount recognized in regulatory assets for electricity derivatives was a loss of $12.3 million and $34.3 million as of December 31, 2016 and 2015, respectively. The loss reclassified from regulatory assets into income, which is included in electricity purchased, was $66.7 million, $46.9 million, and $21.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

NYSEG and RG&E have purchased gas adjustment clauses that allow them to recover through rates any changes in the market price of purchased natural gas, substantially eliminating their exposure to natural gas price risk. NYSEG and RG&E use natural gas futures and forwards to manage fluctuations in natural gas commodity prices to provide price stability to customers. We include the cost or benefit of natural gas futures and forwards in the commodity cost that is passed on to customers when the related sales commitments are fulfilled. We record changes in the fair value of natural gas hedge contracts to derivative assets and or liabilities with an offset to regulatory assets and or regulatory liabilities in accordance with the accounting requirements for regulated operations.

The amount recognized in regulatory assets for natural gas hedges was a gain of $3.5 million and a loss of $3.1 million as of December 31, 2016 and 2015, respectively. The loss reclassified from regulatory assets into income, which is included in natural gas purchased, was $1.9 million, $6.3 million, and $2.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Pursuant to PURA, UI and Connecticut’s other electric utility, CL&P, each executed two long-term CfDs with certain incremental capacity resources, each of which specifies a capacity quantity and a monthly settlement that reflects the difference between a forward market price and the contract price. The costs or benefits of each contract will be paid by or allocated to customers and will be subject to a cost-sharing agreement between UI and CL&P pursuant to which approximately 20% of the cost or benefit is borne by or allocated to UI customers and approximately 80% is borne by or allocated to CL&P customers.

PURA has determined that costs associated with these CfDs will be fully recoverable by UI and CL&P through electric rates, and UI has deferred recognition of costs (a regulatory asset) or obligations (a regulatory liability). For those CfDs signed by CL&P, UI records its approximate 20% portion pursuant to the cost-sharing agreement noted above. As of December 31, 2016, UI has recorded a gross derivative asset of $19 million ($0 of which is related to UI’s portion of the CfD signed by CL&P), a regulatory asset of $75 million, a gross derivative liability of $95 million ($70 million of which is related to UI’s portion of the CfD signed by CL&P) and a regulatory liability of $0.  As of December 31, 2015, UI has recorded a gross derivative asset of $29 million ($1 million of which is

AVANGRID, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

related to UI’s portion of the CfD signed by CL&P), a regulatory asset of $68 million, a gross derivative liability of $96 million ($61 million of which is related to UI’s portion of the CfD signed by CL&P) and a regulatory liability of $1 million.

The unrealized gains and losses from fair value adjustments to these derivatives, which are recorded in regulatory assets or regulatory liabilities, for the year ended December 31, 2016 and for the period from December 17, 2015 to December 31, 2015, respectively, were as follows:

	Year Ended December 31, 2016	Period from December 17, 2015 to December 31, 2015
(Millions)
Regulatory Assets - Derivative liabilities	$7	$1
Regulatory Liabilities - Derivative assets	$1	$—

The net notional volumes of the outstanding derivative instruments associated with Networks activities as of December 31, 2016 and 2015, respectively, consisted of:

As of December 31,	2016	2015
(Millions)
Wholesale electricity purchase contracts (MWh)	5.6	6.7
Natural gas purchase contracts (Dth)	5.8	4.8
Fleet fuel purchase contracts (Gallons)	2.3	3.8

The offsetting of derivatives, location in the consolidated balance sheet and amounts of derivatives associated with Networks activities as of December 31, 2016 and 2015, respectively, consisted of:

As of December 31, 2016	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$19	$16	$7	$5
Derivative liabilities	(7)	(5)	(40)	(79)
	12	11	(33)	(74)
Designated as hedging instruments
Derivative assets	—	—	—	—
Derivative liabilities	—	—	—	—
	—	—	—	—
Total derivatives before offset of cash collateral	12	11	(33)	(74)
Cash collateral receivable	—	—	10	2
Total derivatives as presented in the balance sheet	$12	$11	$(23)	$(72)

As of December 31, 2015	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$11	$18	$—	$—
Derivative liabilities	—	—	(28)	(68)
	11	18	(28)	(68)
Designated as hedging instruments
Derivative assets	3	6	3	6
Derivative liabilities	(3)	(6)	(42)	(7)
	—	—	(39)	(1)
Total derivatives before offset of cash collateral	11	18	(67)	(69)
Cash collateral receivable	—	—	37	—
Total derivatives as presented in the balance sheet	$11	$18	$(30)	$(69)

AVANGRID, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The effect of derivatives in cash flow hedging relationships on OCI and income for the years ended December 31, 2016, 2015 and 2014, respectively, consisted of:

Year Ended December 31,	(Loss) Recognized in OCI on Derivatives	Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income
(Millions)	Effective Portion (a)	Effective Portion (a)
2016
Interest rate contracts	$—	Interest expense	$8
Commodity contracts	—	Operating expenses	2
Total	$—		$10
2015
Interest rate contracts	$—	Interest expense	$9
Commodity contracts	(3)	Operating expenses	3
Total	$(3)		$12
2014
Interest rate contracts	$—	Interest expense	$9
Commodity contracts	(4)	Operating expenses	1
Total	$(4)		$10

(a)

Changes in OCI are reported in pre-tax dollars, the reclassified amounts of commodity contracts are included within “Purchase power, natural gas and fuel used” line item within operating expenses in the consolidated statements of income.

The net loss in accumulated OCI related to previously settled forward starting swaps and accumulated amortization is $76.7 million, $84.9 million, and $93.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. We recorded $8.0 million, $8.6 million, and $8.9 million in net derivative losses related to discontinued cash flow hedges for the years ended December 31, 2016, 2015 and 2014, respectively. We will amortize approximately $8.0 million of discontinued cash flow hedges in 2017. During the years ended December 31, 2016, 2015 and 2014, there was no ineffective portion for cash flow hedges.

The unrealized loss of $0.4 million on hedge derivatives is reported in OCI because the forecasted transaction is considered to be probable as of December 31, 2016. We expect that $0.4 million of those losses will be reclassified into earnings within the next twelve months. The maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted fleet fuel transactions is twelve months.

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

AVANGRID, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

The net notional volumes of outstanding derivative instruments associated with Renewables and Gas activities as of December 31, 2016 and 2015, respectively, consisted of:

As of December 31,	2016	2015
(MWh/Dth in Millions)
Wholesale electricity purchase contracts	3	3
Wholesale electricity sales contracts	7	6
Foreign exchange forward purchase contracts	—	4
Natural gas and other fuel purchase contracts	329	332
Financial power contracts	8	7
Basis swaps - purchases	49	67
Basis swaps - sales	45	80

The fair values of derivative contracts associated with Renewables and Gas activities as of December 31, 2016 and 2015, respectively, consisted of:

As of December 31,	2016	2015
(Millions)
Wholesale electricity purchase contracts	$(2)	$(13)
Wholesale electricity sales contracts	6	35
Foreign exchange forward purchase contracts	—	(1)
Natural gas and other fuel purchase contracts	30	10
Financial power contracts	56	32
Basis swaps- purchases	3	1
Basis swaps- sales	(2)	(2)
Total	$91	$62

The offsetting of derivatives, location in the consolidated balance sheet and amounts of derivatives associated with Renewables and Gas activities as of December 31, 2016 and 2015, respectively, consisted of:

As of December 31, 2016	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$198	$108	$78	$7
Derivative liabilities	(118)	(4)	(132)	(16)
	80	104	(54)	(9)
Designated as hedging instruments
Derivative assets	25	4	—	—
Derivative liabilities	(1)	—	(39)	(21)
	24	4	(39)	(21)
Total derivatives before offset of cash collateral	104	108	(93)	(30)
Cash collateral receivable (payable)	(17)	(46)	41	24
Total derivatives as presented in the balance sheet	$87	$62	$(52)	$(6)

AVANGRID, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2015	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$186	$113	$117	$4
Derivative liabilities	(85)	(14)	(169)	(29)
	101	99	(52)	(25)
Designated as hedging instruments
Derivative assets	56	13	—	—
Derivative liabilities	—	—	(9)	—
	56	13	(9)	—
Total derivatives before offset of cash collateral	157	112	(61)	(25)
Cash collateral receivable (payable)	(80)	(41)	—	—
Total derivatives as presented in the balance sheet	$77	$71	$(61)	$(25)

The effect of trading and non-trading derivatives, respectively, associated with Renewables and Gas activities for the years ended December 31, 2016, 2015 and 2014 consisted of:

Years Ended December 31,	2016	2015	2014
(Millions)
Wholesale electricity purchase contracts	$3	$6	$(9)
Wholesale electricity sales contracts	(7)	(5)	9
Financial power contracts	4	—	(2)
Financial and natural gas contracts	(22)	(26)	125
Total (Loss) Gain	$(22)	$(25)	$123

Years Ended December 31,	2016	2015	2014
(Millions)
Wholesale electricity purchase contracts	$9	$(8)	$(8)
Wholesale electricity sales contracts	(20)	(5)	15
Financial power contracts	(10)	24	30
Natural gas and other fuel purchase contracts	34	18	(1)
Total Gain	$13	$29	$36

Such gains and losses are included in “Operating revenues” and in “Purchased power, natural gas and fuel used” operating expenses in the consolidated statements of income, depending upon the nature of the transaction.

In 2015 we began designating those derivatives contracts at Renewables and Gas businesses that qualify as hedges. This designation was made prospectively, and in accordance with all the requirements of hedge accounting. The effect of derivatives in cash flow hedging relationships on OCI and income for the years ended December 31, 2016 and 2015 consisted of:

Year Ended December 31,	(Loss) Gain Recognized in OCI on Derivatives	Location of Gain Reclassified from Accumulated OCI into Income	(Gain) Reclassified from Accumulated OCI into Income
(Millions)	Effective Portion (a)	Effective Portion (a)
2016
Commodity contracts	$(42)	Revenues	$(43)
	$(42)		$(43)
2015
Commodity contracts	$57	Revenues	$(2)
Total	$57		$(2)

(a)	Changes in OCI are reported on a pre-tax basis.

AVANGRID, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Amounts will be reclassified from accumulated OCI into income in the period during which the transaction being hedged affects earnings or when it becomes probable that a forecasted transaction being hedged would not occur. Notwithstanding future changes in prices, approximately $13.6 million of losses included in accumulated OCI at December 31, 2016 is expected to be reclassified into earnings within the next 12 months. During the years ended December 31, 2016 and 2015, we recorded a net loss of $6.8 million and a net gain $4.8 million, respectively, in earnings as a result of ineffectiveness from cash flow hedges. We recorded $0.4 million and $2.3 million in net derivative gain related to discontinued cash flow hedge for the years ended December 31, 2016 and 2015.

(c) Counterparty credit risk management

NYSEG and RG&E face risks related to counterparty performance on hedging contracts due to counterparty credit default. We have developed a matrix of unsecured credit thresholds that are dependent on the counterparty’s or the counterparty’s guarantor’s applicable credit rating, normally Moody’s or Standard & Poor’s. When our exposure to risk for a counterparty exceeds the unsecured credit threshold, the counterparty is required to post additional collateral or we will no longer transact with the counterparty until the exposure drops below the unsecured credit threshold.

The wholesale power supply agreements of UI contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit rating on senior debt were to fall below investment grade. If such an event had occurred as of December 31, 2016, UI would have had to post an aggregate of approximately $12.8 million in collateral.

We have various master netting arrangements in the form of multiple contracts with various single counterparties that are subject to contractual agreements that provide for the net settlement of all contracts through a single payment. Those arrangements reduce our exposure to a counterparty in the event of default on or termination of any single contract. For financial statement presentation purposes, we offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim or the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. The amounts of cash collateral under master netting arrangements that have not been offset against net derivative positions were $20 million and $11 million as of December 31, 2016 and 2015, respectively. Derivative instruments settlements and collateral payments are included in “Other assets” and “Other liabilities” of operating activities in the consolidated statements of cash flows.

Certain of our derivative instruments contain provisions that require us to maintain an investment grade credit rating on our debt from each of the major credit rating agencies. If our debt were to fall below investment grade, we would be in violation of those provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit risk related contingent features that are in a liability position as of December 31, 2016 is $12 million, for which we have posted collateral.

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

AVANGRID, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

On June 19, 2014, the FERC issued its decision in Complaint I, establishing a methodology and setting an issue for a paper hearing.  On October 16, 2014, FERC issued its final decision in the Complaint I setting the base ROE at 10.57%, and a maximum total ROE of 11.74% (base plus incentive ROE) for the October 2011 – December 2012 period as well as prospectively from October 16, 2014 and ordered the NETOs to file a refund report. On November 17, 2014 the NETOs filed a refund report.

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

On July 31, 2014, a third, ROE complaint (Complaint III) was filed for a subsequent rate period requesting the ROE be reduced to 8.84%. On November 24, 2014, FERC accepted the Complaint III, established a 15-month refund effective date of July 31, 2014, and set this matter consolidated with Complaint II for hearing in June 2015. Hearings were held in June 2015 on Complaints II and III before a FERC Administrative Law Judge, relating to the refund periods and going forward period. On July 29, 2015, post-hearing briefs were filed by parties and on August 26, 2015 reply briefs were filed by parties. On July 13, 2015, the NETOs filed a petition for review of FERC’s orders establishing hearing and consolidation procedures for Complaints II and III with the U.S. Court of Appeals. The FERC Administrative Law Judge issued an Initial Decision on March 22, 2016. The Initial Decision determined that: (1) for the 15-month refund period in Complaint II, the base ROE should be 9.59% and that the ROE Cap (base ROE plus incentive ROEs) should be 10.42% and (2) for the 15 month refund period in Complaint III and prospectively, the base ROE should be 10.90% and that the ROE Cap should be 12.19%. The Initial Decision is the Administrative Law Judge’s recommendation to the FERC Commissioners. The FERC is expected to make its final decision in mid-2017.

CMP and UI reserved for refunds for Complaints I, II and III consistent with the FERC’s March 3, 2015 final decision in Complaint I. The CMP and UI total reserve associated with Complaints I, II and III is $21.6 million and $4.4 million, respectively, as of December 31, 2016. If adopted as final, the impact of the initial decision would be an additional aggregate reserve for Complaints II and III of $17.1 million, which is based upon currently available information for these proceedings. We cannot predict the outcome of the Complaint II and III proceedings.

On April 29, 2016, a fourth ROE complaint (Complaint IV) was filed for a rate period subsequent to prior complaints requesting the base ROE be 8.61% and ROE Cap be 11.24%.  The NETOs filed a response to the Complaint IV on June 3, 2016. On September 20, 2016, FERC accepted the Complaint IV, established a 15-month refund effective date of April 29, 2016, and set the matter for hearing and settlement judge procedures. A range of possible outcomes is not able to be determined at this time due to the preliminary state of this matter. We cannot predict the outcome of the Complaint IV proceeding. Hearings are being held later this year with an expected Initial Decision from the Administrative Law Judge in 2017.

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

AVANGRID, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

In November 2013 the U.S. Court of Claims issued its decision in the Phase II case (the second 6 year period). The Trial Court decision awards the Yankee Companies a combined $235.4 million (Connecticut Yankee $126.3 million, Maine Yankee $37.7 million, and Yankee Atomic $73.3 million). The Phase II period covers January 1, 2002 through December 31, 2008 for Connecticut Yankee and Yankee Atomic, and January 1, 2003 through December 31, 2008 for Maine Yankee. Maine Yankee’s damage award was lower because it recovered a larger amount in the Phase I case ($82 million) and its decommissioning was both less expensive and completed sooner than the other Yankee Companies.  The damage awards flow through the Yankees to shareholders (including CMP and UI) to reduce retail customer charges.  In January 2014 the government informed the Yankee Companies it would not appeal the Trial Court decision, as a result the Yankee Companies received full payment in April 2014. CMP’s share of the award was approximately $28.2 million which was credited back to customers. UI received approximately $12 million of such award which was applied, in part, against the remaining storm regulatory asset balance. The remaining regulatory liability balance was applied to the GSC “working capital allowance” and will be returned to customers through the non-by-passable federally mandated congestion charge.

In August 2013, the Yankees filed a third round of claims against the government seeking damages for the years 2009-2014 (Phase III). The Phase III trial was completed in July 2015 and the Court has issued its decision on March 25, 2016 awarding the Yankee Companies a combined $76.8 million (Connecticut Yankee $32.6 million, Maine Yankee $24.6 million and Yankee Atomic $19.6 million). The damage awards will potentially flow through the Yankee Companies to shareholders, including CMP and UI, upon FERC approval, and will reduce retail customer charges or otherwise as specified by law. CMP and UI will receive their proportionate share of the awards that flow through based on percentage ownership. On July 18, 2016, the notice of appeal period expired and the Phase III trial award became final. On October 14, 2016, the Yankee Companies received the Government's payment of the damage award of a combined $41.6 million (Connecticut Yankee $18.4 million, Maine Yankee $3.6 million and Yankee Atomic $19.6 million). In December 2016 CMP and UI received their proportionate share of $4.2 million of the Phase III damage awards, based on percentage ownership, and CMP received an additional $21.5 million for SNF trust refund relating to excess funds of Maine Yankee unrelated to Phase III.  All amounts will flow through to customers.

NYPSC Staff Review of Earnings Sharing Calculations and Other Regulatory Deferrals

In December 2012, the NYPSC Staff (Staff) informed NYSEG and RG&E that the Staff had conducted an audit of the companies’ annual compliance filings (ACF) for 2009 through August 31, 2010, and the first rate year of the current rate plan, September 1, 2010 through August 31, 2011. The Staff’s preliminary findings indicated adjustments to deferred balances primarily associated with storm costs and the treatment of certain incentive compensation costs for purposes of the 2011 ACF. The Staff’s findings approximate $9.8 million of adjustments to deferral balances and customer earnings sharing accruals. NYSEG and RG&E reviewed the Staff’s adjustments and work papers and provided a response in early 2013. NYSEG and RG&E disagreed with certain Staff conclusions and as a result recorded a $3.4 million reserve in December 2012 in anticipation of settling the Staff issues. In the proposal approved by the NYPSC (see Note 5) the parties agreed that in full and final resolution of all years through 2012, and in full and final resolution of storm-related deferrals through 2014, the companies will add $2.4 million to the customer share of earnings sharing. Staff indicated in December 2016 that it had completed its review 2013 and 2014 compliance filings and no issues were identified.

California Energy Crisis Litigation

Two California agencies brought a complaint in 2001 against a long-term power purchase agreement entered into by Renewables, as seller, to the California Department of Water Resources, as purchaser, alleging that the terms and conditions of the power purchase agreement were unjust and unreasonable. FERC dismissed Renewables from the proceedings; however, the Ninth Circuit Court of Appeals reversed FERC's dismissal of Renewables.

AVANGRID, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

A hearing was held before an administrative law judge of FERC in November and early December 2015. A preliminary proposed ruling by the administrative law judge was issued on April 12, 2016.  The proposed ruling found no evidence that Renewables had engaged in any unlawful market contract that would justify finding the Renewables power purchase agreements unjust and unreasonable. However, the proposed ruling did conclude that price of the power purchase agreements imposed an excessive burden on customers in the amount of $259 million. Renewables position, as presented at hearings and agreed by FERC Trial Staff, is that Renewables entered into bilateral power purchase contracts appropriately and complied with all applicable legal standards and requirements. The parties have submitted to FERC briefs on exceptions to the administrative law judge’s proposed ruling. There is no specific timetable to FERC’s ruling. We cannot predict the outcome of this proceeding.

Leases

Operating lease expense relating to operational facilities, office building leases, and vehicle and equipment leases was $70.6 million, $47.7 million and $48.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. Amounts related to contingent payments predominantly linked to electricity generation at the respective facilities was $22.2 million, $22.2 million and $20.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. Leases for most of the land on which wind farm facilities are located have various renewal and termination clauses.

On January 16, 2014, as required by the NYPSC, NYSEG renewed a Reliability Support Services Agreement (RSS Agreement) with Cayuga Operating Company, LLC (Cayuga) for Cayuga to provide reliability support services to maintain necessary system reliability through June 2017. Cayuga owns and operates the Cayuga Generating Facility (Facility), a coal-fired generating station that includes two generating units. Cayuga will operate and maintain the RSS units and manage and comply with scheduling deadlines and requirements for maintaining the Facility and the RSS units as eligible energy and capacity providers and will comply with dispatch instructions. NYSEG will pay Cayuga a monthly fixed price and will also pay for capital expenditures for specified capital projects. NYSEG will be entitled to a share of any capacity and energy revenues earned by Cayuga. We account for this arrangement as an operating lease. The net expense incurred under this operating lease was $37.8 million, $25.5 million and $19.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

On December 31, 2014, we concluded the sale of our ten-percent undivided interest in Unit 1 of the Springerville power plant to Tucson Electric Power for $19.6 million. We had previously accounted for this plant as an operating lease. This transaction was recorded in “Other income and (expense).”

On October 21, 2015, RG&E, GNPP and multiple intervenors filed a Joint Proposal with the regulator for approval of the modified RSS Agreement for the continued operation of the Ginna Facility through March 2017. RG&E shall make monthly payments to GNPP in the amount of $15.4 million. RG&E will be entitled to 70% of revenues from GNPP’s sales into the energy and capacity markets, while GNPP will be entitled to 30% of such revenues. We account for this arrangement as an operating lease. The net expense incurred under this operating lease was $114.9 million and $79.9 million for the years ended December 31, 2016 and 2015, respectively.

Total future minimum lease payments as of December 31, 2016 consisted of:

Year	Operating Leases	Capital Leases	Total
	(Millions)
2017	$106	$30	$136
2018	28	6	34
2019	28	7	35
2020	26	7	33
2021	28	4	32
2022 and thereafter	487	50	537
Total	$703	$104	$807

AVANGRID, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Power, Gas, and Other Arrangements

Power and Gas Supply Arrangements – Networks

NYSEG and RG&E are the providers of last resort for customers. As a result, the companies buy physical energy and capacity from the NYISO. In accordance with the NYPSC's February 26, 2008 Order, NYSEG and RG&E are required to hedge on behalf of non-demand billed customers. The physical electric capacity purchases we make from parties other than the NYISO are to comply with the hedge requirement for electric capacity. The companies enter into financial swaps to comply with the hedge requirement for physical electric energy purchases. Other purchases, from some Independent Power Producers (IPPs) and NYPA are from contracts entered into many years ago when the companies made purchases under contract as part of their supply portfolio to meet their load requirement.  More recent IPP purchases are required to comply with the companies’ Public Utility Regulatory Policies Act (PURPA) purchase obligation.

NYSEG, RG&E, SCG, CNG and BGC (collectively the Regulated Gas Companies) satisfy their natural gas supply requirements through purchases from various producers and suppliers, withdrawals from natural gas storage, capacity contracts and winter peaking supplies and resources. The Regulated Gas Companies operate diverse portfolios of gas supply, firm transportation capacity, gas storage and peaking resources. Actual gas costs incurred by each of the Regulated Gas Companies are passed through to customers through state regulated purchased gas adjustment mechanisms, subject to regulatory review.

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

Other arrangements include UI’s long-term contracts to purchase RECs.

Power, Gas, and Other Arrangements – Renewables and Gas

Gas purchase commitments include multi-year contracted storage and transport capacity contracts that allow the Gas business to participate in seasonal and locational gas price differentials.  The agreements contain fixed payment obligations for the use of both storage and transport capacity throughout the U.S.  Power purchase commitments include the following: (i) a 55MW Biomass Power Purchase Agreement (PPA) for 12 years (five years remaining) with a guaranteed output of 34.4MW flat and a schedule of fixed price rates depending on season and time of day, (ii) long-term firm transmission agreements with fixed monthly capacity payments that allow the delivery of electricity from wind and thermal generation sources to various customers and (iii) a three year purchase of hydro capacity and energy to provide balancing services to the NW wind assets that has monthly fixed payments (two years remaining). Power sales commitments include: (i) a 55MW Biomass off-take agreement for 12 years (five years remaining) with guaranteed annual production of 34.4MW flat with a schedule of fixed price rates depending on season and time of day, (ii) fixed price, fixed volume power sales off the Klamath Cogen facility in addition to tolling arrangements that have fixed capacity charges and (iii) fixed price, fixed volume renewable energy credit sales off merchant wind facilities.

AVANGRID, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Forward purchases and sales commitments under power, gas, and other arrangements as of December 31, 2016 consisted of:

	Purchases				Sales
Year	Gas	Power	Other	Total	Gas	Power	Other	Total
	(Millions)
2017	$284	$168	$35	$487	$23	$132	$4	$159
2018	245	108	23	376	4	76	4	84
2019	205	68	14	287	5	53	1	59
2020	161	65	12	238	5	42	—	47
2021	127	52	12	191	—	33	—	33
Thereafter	520	379	109	1,008	—	26	—	26
Totals	$1,542	$840	$205	$2,587	$37	$362	$9	$408

Guarantee Commitments to Third Parties

As of December 31, 2016, we had approximately $2.6 billion of standby letters of credit, surety bonds, guarantees and indemnifications outstanding. These instruments provide financial assurance to the business and trading partners of AVANGRID and its subsidiaries in their normal course of business.  The instruments only represent liabilities if AVANGRID or its subsidiaries fail to deliver on contractual obligations. We therefore believe it is unlikely that any material liabilities associated with these instruments will be incurred and, accordingly, as of December 31, 2016, neither we nor our subsidiaries have any liabilities recorded for these instruments.

Property, Plant and Equipment

We have made future commitments to purchase property, plant, and equipment in order to continue to develop and grow our business. The amount of such future commitments was $493 million as of December 31, 2016.

Note 14. Environmental Liabilities

Environmental laws, regulations and compliance programs may occasionally require changes in our operations and facilities and may increase the cost of electric and natural gas service. We do not provide for accruals of legal costs expected to be incurred in connection with loss contingencies.

Waste sites

The Environmental Protection Agency and various state environmental agencies, as appropriate, have notified us that we are among the potentially responsible parties that may be liable for costs incurred to remediate certain hazardous substances at twenty-five waste sites, which do not include sites where gas was manufactured in the past. Fifteen of the twenty-five sites are included in the New York State Registry of Inactive Hazardous Waste Disposal Sites; six sites are included in Maine’s Uncontrolled Sites Program and one site is included on the Massachusetts Non- Priority Confirmed Disposal Site list. The remaining sites are not included in any registry list. Finally, nine of the twenty-five sites are also included on the National Priorities list. Any liability may be joint and severable for certain sites.

We have recorded an estimated liability of $6 million related to ten of the twenty-five sites. We have paid remediation costs related to the remaining fifteen sites and do not expect to incur additional liabilities. Additionally, we have recorded an estimated liability of $8 million related to another ten sites where we believe it is probable that we will incur remediation costs and or monitoring costs, although we have not been notified that we are among the potentially responsible parties or that we are regulated under State Resource Conservation and Recovery Act programs. It is possible the ultimate cost to remediate these sites may be significantly more than the accrued amount. Our estimate for costs to remediate these sites ranges from $12 million to $22 million as of December 31, 2016.  Factors affecting the estimated remediation amount include the remedial action plan selected, the extent of site contamination, and the portion of remediation attributed to us.

AVANGRID, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Manufactured Gas Plants

We have a program to investigate and perform necessary remediation at our fifty-three sites where gas was manufactured in the past (Manufactured Gas Plants, or MGPs). Eight sites are included in the New York State Registry; eleven sites are included in the New York Voluntary Cleanup Program; three sites are part of Maine’s Voluntary Response Action Program and with two of such sites being part of Maine’s Uncontrolled Sites Program. The remaining sites are not included in any registry list. We have entered into consent orders with various environmental agencies to investigate and where necessary remediate forty-nine of the fifty-three sites.

Our estimate for all costs related to investigation and remediation of the fifty-three sites ranges from $221 million to $465 million as of December 31, 2016. Our estimate could change materially based on facts and circumstances derived from site investigations, changes in required remedial actions, changes in technology relating to remedial alternatives, and changes to current laws and regulations.

As of December 31, 2016 and 2015, the liability associated with MGP sites in Connecticut, the remediation costs of which could be significant and will be subject to a review by PURA as to whether these costs are recoverable in rates, was $97 million and $99 million, respectively.

The liability to investigate and perform remediation at the known inactive MGP sites was $388 million and $397 million as of December 31, 2016 and 2015, respectively. We recorded a corresponding regulatory asset, net of insurance recoveries and the amount collected from FirstEnergy, as described below, because we expect to recover the net costs in rates. Our environmental liability accruals are recorded on an undiscounted basis and are expected to be paid through the year 2053.

Certain other Connecticut and Massachusetts regulated gas companies own or have previously owned properties where MGPs had historically operated. MGP operations have led to contamination of soil and groundwater with petroleum hydrocarbons, benzene and metals, among other things, at these properties, the regulation and cleanup of which is regulated by the federal Resource Conservation and Recovery Act as well as other federal and state statutes and regulations. Each of the companies has or had an ownership interest in one or more such properties contaminated as a result of MGP-related activities. Under the existing regulations, the cleanup of such sites requires state and at times, federal, regulators’ involvement and approval before cleanup can commence. In certain cases, such contamination has been evaluated, characterized and remediated. In other cases, the sites have been evaluated and characterized, but not yet remediated. Finally, at some of these sites, the scope of the contamination has not yet been fully characterized; no liability was recorded in respect of these sites as of December 31, 2016 and no amount of loss, if any, can be reasonably estimated at this time. In the past, the companies have received approval for the recovery of MGP-related remediation expenses from customers through rates and will seek recovery in rates for ongoing MGP-related remediation expenses for all of their MGP sites.

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

AVANGRID, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Century Indemnity and OneBeacon

On August 14, 2013, NYSEG filed suit in federal court against two excess insurers, Century Indemnity and OneBeacon, who provided excess liability coverage to NYSEG. NYSEG seeks payment for clean-up costs associated with contamination at twenty-two former manufactured gas plants. Based on estimated clean-up costs of $282 million, the carriers’ allocable share is approximately $89 million, excluding pre-judgment interest, although this amount may change substantially depending upon the determination of various factual matters and legal issues during the case.

Century Idemnity and One Beacon have answered admitting issuance of the excess policies, but contesting coverage and providing documentation proving they received notice of the claims in the 1990s. We cannot predict the outcome of this matter, however, any recovery will be flowed through to NYSEG ratepayers.

English Station

In January 2012, Evergreen Power, LLC (Evergreen Power) and Asnat Realty LLC (Asnat), then and current owners of a former generation site on the Mill River in New Haven (the English Station site) that UI sold to Quinnipiac Energy in 2000, filed a lawsuit in federal district court in Connecticut against UI seeking, among other things: (i) an order directing UI to reimburse the plaintiffs for costs they have incurred and will incur for the testing, investigation and remediation of hazardous substances at the English Station site and (ii) an order directing UI to investigate and remediate the site. This proceeding had been stayed in 2014 pending resolutions of other proceedings before DEEP concerning the English Station site.  In December 2016, the court administratively closed the file without prejudice to reopen upon the filing of a motion to reopen by any party.  In December 2013, Evergreen and Asnat filed a subsequent lawsuit in Connecticut state court seeking among other things: (i) remediation of the property; (ii) reimbursement of remediation costs; (iii) termination of UI’s easement rights; (iv) reimbursement for costs associated with securing the property; and (v) punitive damages This lawsuit had been stayed in May 2014 pending mediation.  Due to lack of activity in the case, the court terminated the stay and scheduled a status conference on or before August 1, 2017.

On April 8, 2013, DEEP issued an administrative order addressed to UI, Evergreen Power, Asnat and others, ordering the parties to take certain actions related to investigating and remediating the English Station site. Mediation of the matter began in the fourth quarter of 2013 and concluded unsuccessfully in April 2015. This proceeding was stayed while DEEP and UI continue to work through the remediation process pursuant to the consent order described below. A status report was filed with the court in December 2016 and the next status report is due in May 2017.

On August 4, 2016, DEEP issued the consent order that, subject to its terms and conditions, requires UI to investigate and remediate certain environmental conditions within the perimeter of the English Station site. Under the consent order, to the extent that the cost of this investigation and remediation is less than $30 million, UI will remit to the State of Connecticut the difference between such cost and $30 million to be used for a public purpose as determined in the discretion of the Governor of the State of Connecticut, the Attorney General of the State of Connecticut, and the Commissioner of DEEP. UI is obligated to comply with the terms of the consent order even if the cost of such compliance exceeds $30 million. Under the terms of the consent order, the State will discuss options with UI on recovering or funding any cost above $30 million such as through public funding or recovery from third parties; however, it is not bound to agree to or support any means of recovery or funding.

In connection with the consent order, on August 4, 2016, DEEP also issued a Consent Order to Evergreen Power, Asnat, and certain related parties that provides UI access to investigate and remediate the English Station site consistent with the consent order. UI has initiated its process to investigate and remediate the environmental conditions within the perimeter of the English Station site pursuant to the consent order.

As of December 31, 2016 and 2015 we reserved $28.3 million and $20.5 million, respectively, for this matter and have accrued the remaining $1.7 million and $9.5 million in accordance with the settlement with PURA approving the acquisition. The difference of $7.8 million pre-tax has been reflected as the reversal of an expense in our 2016 results, reversing the amounts recorded in 2015, to adjust the allocation of the purchase price as a measurement period adjustment from the acquisition of UIL. The adjustment to the reserve during 2016 was recorded in the “Operations and maintenance” line of the consolidated statement of income as a measurement period adjustment based on additional information obtained for the site regarding circumstances of the site as of the acquisition date of UIL.

AVANGRID, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 15. Income Taxes

Current and deferred taxes charged to (benefit) expense for the years ended December 31, 2016, 2015 and 2014 consisted of:

Years Ended December 31,	2016	2015	2014
(Millions)
Current
Federal	$(6)	$(20)	$(10)
State	8	(33)	31
Current taxes charged to (benefit) expense	2	(53)	21
Deferred
Federal	414	136	218
State	2	(6)	82
Deferred taxes charged to expense	416	130	300
Production tax credits	(38)	(42)	(37)
Investment tax credits	(1)	(1)	(2)
Total Income Tax Expense	$379	$34	$282

The differences between tax expense per the statements of income and tax expense at the 35% statutory federal tax rate for the years ended December 31, 2016, 2015 and 2014 consisted of:

Years Ended December 31,	2016	2015	2014
(Millions)
Tax expense at federal statutory rate	$353	$105	$247
Depreciation and amortization not normalized	61	15	15
Investment tax credit amortization	(1)	(1)	(2)
Tax return related adjustments	(2)	6	2
Production tax credits	(38)	(42)	(37)
Tax equity financing arrangements	(25)	(36)	(11)
Change in tax reserves	—	—	3
Changes in New York tax law	—	—	41
State tax expense (benefit), net of federal benefit	7	(25)	32
Non-deductible acquisition costs	—	9	—
Other, net	24	3	(8)
Total Income Tax Expense	$379	$34	$282

AVANGRID, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Deferred tax assets and liabilities as of December 31, 2016 and 2015 consisted of:

As of December 31,	2016	2015
(Millions)
Non-current Deferred Income Tax Liabilities (Assets)
Property related	$5,195	$4,763
Unfunded future income taxes	216	211
Federal and state tax credits	(417)	(367)
Accumulated deferred investment tax credits	14	15
Federal and state NOL’s	(1,397)	(1,367)
Joint ventures/partnerships	651	655
Nontaxable grant revenue	(581)	(595)
Other	(171)	(17)
Non-current Deferred Income Tax Liabilities	3,510	3,298
Add: Valuation allowance	31	19
Total Non-current Deferred Income Tax Liabilities	3,541	3,317
Less amounts classified as regulatory liabilities
Non-current deferred income taxes	565	519
Non-current Deferred Income Tax Liabilities	$2,976	$2,798
Deferred tax assets	$2,565	$2,346
Deferred tax liabilities	6,106	5,663
Net Accumulated Deferred Income Tax Liabilities	$3,541	$3,317

Valuation allowances are recorded to reduce deferred tax assets when it is not more-likely-than not that all or a portion of a tax benefit will be realized. A valuation allowance for the entire $9 million (net of federal benefit) carryforward of Maine Research and Development Super credits generated in tax years 2007 through 2012 was established as of December 31, 2012 with no change in this balance as of December 31, 2015. A valuation allowance of $10 million was established on various state NOLs as of December 31, 2015 and 2016, respectively. The $12 million increase in valuation allowances established in 2016 represents a full valuation allowance of $15 million (net of federal benefit) on Connecticut state tax credits, partially offset by a reduction of $3 million related to the Maine Research and Development Super credits.

The reconciliation of unrecognized income tax benefits for the years ended December 31, 2016, 2015 and 2014 consisted of:

Years ended December 31,	2016	2015	2014
(Millions)
Beginning Balance	$36	$38	$41
Increases for tax positions related to prior years	8	1	20
Decreases for tax positions related to prior years	(4)	—	—
Reduction for tax position related to settlements with taxing authorities	—	(3)	(23)
Ending Balance	$40	$36	$38

Unrecognized income tax benefits represent income tax positions taken on income tax returns but not yet recognized in the consolidated financial statements. The accounting guidance for uncertainty in income taxes provides that the financial effects of a tax position shall initially be recognized when it is more likely than not based on the technical merits the position will be sustained upon examination, assuming the position will be audited and the taxing authority has full knowledge of all relevant information.

Accruals for interest and penalties on tax reserves were $2 million, $2 million, and $3 million for the years ended December 31, 2016, 2015 and 2014, respectively. If recognized, $8 million of the total gross unrecognized tax benefits would affect the effective tax rate.

The total amount of unrecognized tax benefits anticipated to result in a net decrease to unrecognized tax benefits within 12 months of December 31, 2016 is estimated to be $9 million primarily relating to anticipation of additional guidance to be released by the IRS.

AVANGRID, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

On December 29, 2014, the Joint Committee on Taxation approved the examination of AVANGRID and its subsidiaries, without ARHI, for the tax years 1998 through 2009. The results of these audits, net of reserves already provided, were immaterial. All New York and Maine state returns, which were filed without ARHI, are closed through 2011.

All federal tax returns filed by ARHI from the periods ended March 31, 2004, to December 31, 2009, are closed for adjustment. Generally, the adjustment period for the individual states we filed in is at least as long as the federal period.

As of December 31, 2016, UIL is subject to audit of its federal tax return for years 2013 and 2014. UIL income tax years 2010 through 2014 are open and subject to Connecticut and Massachusetts audit.

As of December 31, 2016, we had federal tax net operating losses of $3.6 billion, federal renewable energy and investment tax credits, federal R&D tax credits and other federal credits of $394 million, state tax net operating losses of $241 million in several jurisdictions and miscellaneous state tax credits of $32 million available to carry forward and reduce future income tax liabilities. For state purposes, we recognized a valuation allowance of $31 million. The federal net operating losses begin to expire in 2028, while the federal tax credits begin to expire in 2023. The more significant state net operating losses begin to expire in 2021.

Note 16. Post-retirement and Similar Obligations

Networks has funded noncontributory defined benefit pension plans that cover the majority of Networks employees. The plans provide defined benefits based on years of service and final average salary for employees hired before 2002. Most employees hired in 2002, or later based upon the plan, are covered under a cash balance plan or formula where their benefit accumulates based on a percentage of annual salary and credited interest. During 2013, Networks announced that they would discontinue, effective December 31, 2013, the cash balance accruals for all non-union employees covered under the cash balance plans or formula. At the same time, the plans were closed to newly-hired non-union employees. The plans had been closed to newly-hired union employees in prior years. CMP’s unionized employees covered under the cash balance plans ceased to receive accruals as of December 31, 2014. NYSEG’s unionized employees covered under the cash balance plans ceased to receive accruals as of December 31, 2015. Their earned balances will continue to accrue interest but will no longer be increased by a flat dollar amount or percentage of pay, as defined by the plan. Instead, they will receive a contribution to their account under their respective company’s defined contribution plan. There was no change to the defined benefit plans for employees covered under the plans that provide defined benefits based on years of service and final average salary. Employees not participating in a defined benefit plan are eligible to participate in an enhanced 401(k) plan.

Networks has other postretirement health care benefit plans covering the majority of Networks employees. The plans were closed to newly-hired non-union employees at the end of 2011. The plans had been closed to union employees in prior years. The pre-Medicare-eligible healthcare plans are contributory and participants’ contributions are adjusted annually. Networks average contribution to these plans is limited at a level determined in prior periods. Except for a small group of “grandfathered” retirees, all Medicare eligible retirees that choose to participate are provided with a subsidy through a Health Reimbursement Account (HRA) to purchase coverage on the individual market.

With the acquisition of UIL, Networks also includes pension and other postretirement plans of UIL operating utility companies. The UI pension plan covers the majority of employees of UI and UIL corporate. The plan was closed to newly-hired employees in 2005. UI also has a non‑qualified supplemental pension plan for certain employees and a non‑qualified retiree‑only pension plan for certain early retirement benefits.

The Regulated Gas Companies in Connecticut and Massachusetts have multiple qualified pension plans covering a majority of their union and management employees. These entities also have non‑qualified supplemental pension plans for certain employees. The qualified pension plans are traditional defined benefit plans or cash balance plans for those hired on or after specified dates. In some cases, neither of these plans is offered to new employees and have been replaced with enhanced 401(k) plans for those hired on or after specified dates.

In addition to providing pension benefits, UI also provides other postretirement benefits, consisting principally of health care and life insurance benefits, for retired employees and their dependents. The healthcare plans are contributory and participants’ contributions are adjusted annually. For Medicare eligible non-union retirees, UI provides a subsidy through a Health Reimbursement Account for retirees to purchase coverage on the individual market. Medicare eligible union retirees have the option of receiving a subsidy through an HRA or paying contributions and participating in company-sponsored retiree health plans.

AVANGRID, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

SCG and CNG also have plans providing other postretirement benefits for a majority of their employees. These benefits consist primarily of health care, prescription drug and life insurance benefits, for retired employees and their dependents. For Medicare eligible non-union retirees, SCG and CNG provide a subsidy through a HRA for retirees to purchase coverage on the individual market. Medicare eligible union retirees have the option of receiving a subsidy through an HRA or paying contributions and participating in company-sponsored retiree health plans.

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

Obligations and funded status of Networks and ARHI as of December 31, 2016 and 2015 consisted of:

	Pension Benefits		Postretirement Benefits
As of December 31,	2016	2015	2016	2015
(Millions)
Change in benefit obligation
Benefit obligation as of January 1,	$3,509	$2,620	$525	$435
Acquisition of UIL	—	1,019	—	122
Service cost	44	36	5	5
Interest cost	142	99	21	16
Plan participants’ contributions	—	—	7	4
Plan amendments	—	—	—	(1)
Actuarial gain	(43)	(105)	(24)	(31)
Special termination benefits	—	2	—	—
Benefits paid	(204)	(162)	(39)	(25)
Benefit Obligation as of December 31,	3,448	3,509	495	525
Change in plan assets
Fair value of plan assets as of January 1,	2,664	2,143	162	129
Acquisition of UIL	—	687	—	39
Actual return on plan assets	169	(31)	11	(4)
Employer contributions	43	27	30	21
Plan participants’ contributions	—	—	7	4
Benefits paid	(204)	(162)	(39)	(25)
Withdrawals from VEBA	—	—	(11)	(2)
Fair Value of Plan Assets as of December 31,	2,672	2,664	160	162
Funded Status as of December 31,	$(776)	$(845)	$(335)	$(363)

Amounts recognized as of December 31, 2016 and 2015 consisted of:

	Pension Benefits		Postretirement Benefits
As of December 31,	2016	2015	2016	2015
(Millions)
Current liabilities	$—	$—	$(5)	$(5)
Non-current liabilities	(776)	(845)	(330)	(358)
Total	$(776)	$(845)	$(335)	$(363)

Networks offered retired employees an option to receive their future pension benefit as a lump sum during 2014. Approximately $118.5 million of payments were made in 2014 as a result of retired employees exercising the lump sum option. The lump sum payments did not trigger settlement accounting.

AVANGRID, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Amounts recognized in OCI for ARHI for the years ended December 31, 2016, 2015 and 2014, consisted of:

	Pension Benefits			Postretirement Benefits
Years Ended December 31,	2016	2015	2014	2016	2015	2014
(Millions)
Net (gain) loss	$23	$25	$22	$(3)	$(1)	$8

We have determined that all Networks’ regulated operating companies are allowed to defer as regulatory assets or regulatory liabilities items that would have otherwise been recorded in accumulated OCI pursuant to the accounting requirements concerning defined benefit pension and other postretirement plans.

Amounts recognized as regulatory assets or regulatory liabilities for Networks for the years ended December 31, 2016, 2015 and 2014 for Networks consisted of:

	Pension Benefits			Postretirement Benefits
Years Ended December 31,	2016	2015	2014	2016	2015	2014
(Millions)
Net loss	$860	$994	$1,045	$44	$76	$96
Prior service cost (credit)	7	9	12	(40)	(49)	(57)

Our accumulated benefit obligation for all defined benefit pension plans of Networks and ARHI was $3,214 million and $3,261 million as of December 31, 2016 and 2015, respectively. CMP’s and NYSEG’s postretirement benefits were partially funded as of December 31, 2016 and 2015.

The projected benefit obligation and the accumulated benefit obligation exceeded the fair value of pension plan assets for all plans of Networks and ARHI as of December 31, 2016 and 2015.

The aggregate projected and accumulated benefit obligations and the fair value of plan assets for underfunded plans of Networks and ARHI as of December 31, 2016 and 2015 consisted of:

	Projected Benefit Obligation Exceeds Fair Value of Plan Assets		Accumulated Benefit Obligation Exceeds Fair Value of Plan Assets
As of December 31,	2016	2015	2016	2015
(Millions)
Projected benefit obligation	$3,448	$3,509	$3,448	$3,509
Accumulated benefit obligation	3,214	3,261	3,214	3,261
Fair value of plan assets	2,672	2,664	2,672	2,664

AVANGRID, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Components of Networks’ net periodic benefit cost and other changes in plan assets and benefit obligations recognized in income and regulatory assets and liabilities as of December 31, 2016, 2015 and 2014 consisted of:

(Millions)	Pension Benefits			Postretirement Benefits
As of December 31,	2016	2015	2014	2016	2015	2014
Net Periodic Benefit Cost:
Service cost	$44	$36	$30	$5	$4	$4
Interest cost	140	97	107	20	15	17
Expected return on plan assets	(199)	(156)	(161)	(8)	(7)	(7)
Amortization of prior service cost (benefit)	2	3	4	(9)	(9)	(11)
Amortization of net loss	123	130	94	8	7	—
Special termination benefit charge	—	2	—	—	—	—
Settlement charge	—	2	—	—	—	—
Net Periodic Benefit Cost	110	114	74	16	10	3
Other changes in plan assets and benefit obligations recognized in regulatory assets and regulatory liabilities:
Settlements	$—	$(2)	$—	$—	$—	$—
Net loss (gain)	(11)	69	434	(24)	(12)	72
Amortization of net loss	(123)	(130)	(94)	(8)	(7)	—
Current year prior service cost	—	—	—	—	(1)	—
Amortization of prior service (cost) benefit	(2)	(3)	(4)	9	9	11
Total Other Changes	(136)	(66)	336	(23)	(11)	83
Total Recognized	$(26)	$48	$410	$(7)	$(1)	$86

Components of ARHI’s net periodic benefit cost and other changes in plan assets and benefit obligations recognized in income and OCI as of December 31, 2016, 2015 and 2014 consisted of:

(Millions)	Pension Benefits			Postretirement Benefits
As of December 31,	2016	2015	2014	2016	2015	2014
Net Periodic Benefit Cost:
Service cost	$—	$—	$—	$—	$1	$1
Interest cost	2	2	2	1	1	1
Expected return on plan assets	(2)	(2)	(3)	—	—	—
Amortization of prior service cost	-	—	—	—	—	1
Amortization of net loss	1	1	—	—	—	1
Settlement charge	1	—	—	—	—	—
Net Periodic Benefit Cost (income)	2	1	(1)	1	2	4
Other Changes in plan assets and benefit obligations recognized in OCI:
Net loss (gain)	—	4	6	(2)	(8)	(5)
Amortization of net loss	(1)	(1)	—	—	—	(1)
Amortization of prior service (cost)	—	—	—	—	—	(1)
Total Other Changes	(1)	3	6	(2)	(8)	(7)
Total Recognized	$1	$4	$5	$(1)	$(6)	$(3)

The net periodic benefit cost for postretirement benefits represents the amount expensed for providing health care benefits to retirees and their eligible dependents. We include the net periodic benefit cost in other operating expenses net of capitalized portion.

AVANGRID, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Amounts expected to be amortized from regulatory assets or liabilities into net periodic benefit cost for the year ending December 31, 2017 consists of:

Year Ended December 31, 2017	Pension Benefits	Postretirement Benefits
(Millions)
Estimated net loss	$126	$5
Estimated prior service cost (benefit)	2	(9)

Amounts expected to be amortized from OCI into net periodic benefit cost for the year ending December 31, 2017 consists of:

Year Ended December 31, 2017	Pension Benefits	Postretirement Benefits
(Millions)
Estimated net loss	$1	$—
Estimated prior service cost (benefit)	—	—

We expect that no pension benefit or postretirement benefit plan assets will be returned to us during the year ending December 31, 2017.

The weighted-average assumptions used to determine benefit obligations for Networks and ARHI as of December 31, 2016 and 2015 consisted of:

	Pension Benefits		Postretirement Benefits
As of December 31,	2016	2015	2016	2015
Discount rate - Networks	4.12% / 4.24%	4.10% / 4.24%	4.12% / 4.24%	4.10% / 4.24%
Discount rate - ARHI	3.81%	3.90%	3.81%	3.90%
Rate of compensation increase - Networks	3.50% - 4.20%	4.00%	—	—

The discount rate is the rate at which the benefit obligations could presently be effectively settled. We determined the discount rates by developing yield curves derived from a portfolio of high grade noncallable bonds with yields that closely match the duration of the expected cash flows of our benefit obligations.

The weighted-average assumptions used to determine net periodic benefit cost for Networks and ARHI for the years ended December 31, 2016, 2015 and 2014 consisted of:

	Pension Benefits			Postretirement Benefits
Years Ended December 31,	2016	2015	2014	2016	2015	2014
Discount rate - Networks	4.12% / 4.24%	3.80% / 4.24%	4.90%	4.12% / 4.24%	3.80% / 4.24%	4.90%
Discount rate - ARHI	3.90%	3.90%	5.00%	3.90%	3.90%	5.00%
Expected long-term return on plan assets - Networks	7.40% / 7.75%	7.50%	7.50%	7.16%	—	—
Expected long-term return on plan assets - ARHI	5.50%	5.50%	6.90%	5.50%	5.75%	6.50%
Expected long-term return on plan assets - nontaxable trust - Networks	—	—	—	7.00%	7.50%	7.50%
Expected long-term return on plan assets - taxable trust - Networks	—	—	—	4.50%	5.00%	5.00%
Rate of compensation increase - Networks	3.50% - 4.20%	4.10%	4.20%	—	—	—

We developed our expected long-term rate of return on plan assets assumption based on a review of long-term historical returns for the major asset classes, the target asset allocations, and the effect of rebalancing of plan assets discussed below. Our analysis considered current capital market conditions and projected conditions. NYSEG, RG&E and UIL amortize unrecognized actuarial gains and losses over ten years from the time they are incurred as required by the NYPSC, PURA and DPU. Our other companies use the standard amortization methodology under which amounts in excess of ten-percent of the greater of the projected benefit obligation or market related value are amortized over the plan participants’ average remaining service to retirement.

AVANGRID, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Assumed health care cost trend rates used to determine benefit obligations as of December 31, 2016 and 2015 consisted of:

As of December 31,	2016	2015
Health care cost trend rate assumed for next year - Networks	7.00%/9.00%	7.50%/7.00%
Health care cost trend rate assumed for next year - ARHI	6.75%/8.50%	7.00%/9.00%
Rate to which cost trend rate is assumed to decline (ultimate trend rate) - Networks	4.50%	4.50%
Rate to which cost trend rate is assumed to decline (ultimate trend rate) - ARHI	4.50%	4.50%
Year that the rate reaches the ultimate trend rate - Networks	2026 / 2028	2027
Year that the rate reaches the ultimate trend rate - ARHI	2026 / 2028	2026

The effects of a one-percent change in the assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
(Millions)
Effect on total of service and interest cost	$1	$(1)
Effect on postretirement benefit obligation	$14	$(12)

Contributions

We make annual contributions in accordance with our funding policy of not less than the minimum amounts as required by applicable regulations. Networks expect to contribute $33 million to the pension benefit plans during 2017.

Estimated Future Benefit Payments

Expected benefit payments and Medicare Prescription Drug, Improvement and Modernization Act of 2003 subsidy receipts reflecting expected future service for Networks and ARHI as of December 31, 2016 consisted of:

(Millions)	Pension Benefits	Postretirement Benefits	Medicare Act Subsidy Receipts
2017	$211	$34	$—
2018	212	34	—
2019	216	34	—
2020	219	35	—
2021	224	35	—
2022 - 2026	1,125	169	3

Non-Qualified Pension Plans

Networks and ARHI also sponsor various unfunded pension plans for certain current employees, former employees and former directors. The total liability for these plans, which is included in Other Non-current Liabilities, was $57 million and $59 million at December 31, 2016 and 2015, respectively.

Plan Assets

Our pension benefits plan assets for Networks and ARHI are held in three master trusts. This provides for a uniform investment manager lineup and an efficient, cost effective means of allocating expenses and investment performance to each plan. Our primary investment objective is to ensure that current and future benefit obligations are adequately funded and with volatility commensurate with our risk tolerance. Preservation of capital and achievement of sufficient total return to fund accrued and future benefits obligations are of highest concern. Our primary means for achieving capital preservation is through diversification of the trusts’

AVANGRID, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

investments while avoiding significant concentrations of risk in any one area of the securities markets. Further diversification is achieved within each asset group through utilizing multiple asset managers and systematic allocation to various asset classes and providing broad exposure to different segments of the equity, fixed income, and alternative investment markets.

Networks’ asset allocation policy is the most important consideration in achieving our objective of superior investment returns while minimizing risk. We have established a target asset allocation policy within allowable ranges for our pension benefits plan assets within broad categories of asset classes made up of Return-Seeking and Liability-Hedging investments. Within the Return-Seeking category, we have targets of 35%-54% in equity securities and 3%-20% in equity alternative investments. The Liability-Hedging asset class has a target allocation percentage of 43%-45%. Return-Seeking investments generally consist of domestic, international, global, and emerging market equities invested in companies across all market capitalization ranges. Return-Seeking assets also include investments in real estate, absolute return, and strategic markets. Liability-Hedging investments generally consist of long-term corporate bonds, annuity contracts, long-term treasury STRIPS, and opportunistic fixed income investments. Systematic rebalancing within the target ranges increases the probability that the annualized return on the investments will be enhanced, while realizing lower overall risk, should any asset categories drift outside their specified ranges.

ARHI’s investment portfolio contains a diversified blend of equity, fixed income, and other investments. In ARHI’s asset allocation policy we have established targets of 33% for equity investments, 50% for fixed income investments and 17% for other assets classes. Equity investments are diversified across U.S. and non-U.S. stocks, investment styles, and market capitalization ranges. Fixed income investments are primarily invested in U.S. bonds and may also include some non-U.S. bonds. Other asset classes, including real estate, absolute return, and real return, are used to enhance long-term returns while improving portfolio diversification. We primarily minimize the risk of large losses through diversification but also through monitoring and managing other aspects of risk through quarterly investment portfolio reviews, annual liability measurements, and periodic asset and liability studies.

The fair values of pension benefits plan assets, by asset category, as of December 31, 2016 consisted of:

As of December 31, 2016		Fair Value Measurements
(Millions)	Total	Level 1	Level 2	Level 3
Asset Category
Cash and cash equivalents	$49	$—	$49	$—
U.S. government securities	172	172	—	—
Common stocks	120	120	—	—
Registered investment companies	122	122	—	—
Corporate bonds	358	—	358	—
Preferred stocks	4	—	4	—
Common collective trusts	1,192	—	371	821
Partnerships/joint venture interests	5	—	—	5
Real estate investments	61	—	—	61
Other, principally annuity, fixed income	589	—	315	274
Total	$2,672	$414	$1,097	$1,161

AVANGRID, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The fair values of pension benefits plan assets, by asset category, as of December 31, 2015 consisted of:

As of December 31, 2015		Fair Value Measurements
(Millions)	Total	Level 1	Level 2	Level 3
Asset Category
Cash and cash equivalents	$57	$3	$54	$—
U.S. government securities	171	171	—	—
Common stocks	314	314	—	—
Registered investment companies	114	114	—	—
Corporate bonds	324	—	324	—
Preferred stocks	5	—	5	—
Common collective trusts	859	—	369	490
Partnership/joint venture interests	84	—	—	84
Real estate investments	89	—	—	89
Other, principally annuity, fixed income	647	—	329	318
Total	$2,664	$602	$1,081	$981

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

AVANGRID, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The reconciliation of changes in fair value of plan assets based on Level 3 inputs for the years ended December 31, 2016 and 2015, consisted of:

(Millions)	Common Collective Trusts	Partnership Joint Venture Interests	Real Estate Investments	Other Investments	Total
As of December 31, 2014	$449	$79	$75	$342	$945
Actual return on plan assets:
Relating to assets sold during the year	(3)	(19)	—	1	(21)
Relating to assets still held at the reporting date	(5)	19	10	(21)	3
Purchases, sales and settlements	49	5	4	(4)	54
As of December 31, 2015	$490	$84	$89	$318	$981
Actual return on plan assets:
Relating to assets sold during the year	6	(19)	—	1	(12)
Relating to assets still held at the reporting date	51	—	2	(8)	45
Purchases, sales and settlements	274	(60)	(30)	(37)	147
As of December 31, 2016	$821	$5	$61	$274	$1,161

Our postretirement benefits plan assets are held with trustees in multiple voluntary employees’ beneficiary association (VEBA) and 401(h) arrangements and are invested among and within various asset classes to achieve sufficient diversification in accordance with our risk tolerance. This is achieved for our postretirement benefits plan assets through the utilization of multiple institutional mutual and money market funds, providing exposure to different segments of the fixed income, equity and short-term cash markets. Approximately 37% of the postretirement benefits plan assets are invested in VEBA and 401(h) arrangements that are not subject to income taxes with the remainder being invested in arrangements subject to income taxes.

Networks have established a target asset allocation policy within allowable ranges for postretirement benefits plan assets of 46%-66% for equity securities, 30%-31% for fixed income, and 3%-23% for all other investment types. In ARHI’s asset allocation policy we have established targets of 48% in equity securities, 49% in fixed income and 3% in all other investment types. The target allocations within allowable ranges are further diversified into 27%-66% large cap domestic equities, 5% small cap domestic equities, 8% international developed market, and 6% emerging market equity securities. Fixed income investment targets and ranges are segregated into core fixed income at 24%-31%, global high yield fixed income at 4%, and international developed market debt at 3%. Other alternative investment targets are 6% for real estate, 6% for tangible assets, and 3%-11% for other funds. Systematic rebalancing within target ranges increases the probability that the annualized return on investments will be enhanced, while realizing lower overall risk, should any asset categories drift outside their specified ranges.

The fair value of other postretirement benefits plan assets, by asset category, as of December 31, 2016 consisted of:

As of December 31, 2016		Fair Value Measurements
(Millions)	Total	Level 1	Level 2	Level 3
Asset Category
Money market funds	$6	$4	$2	$—
Mutual funds, fixed	41	39	2	—
Government and corporate bonds	2	—	2	—
Mutual funds, equity	72	43	29	—
Common stocks	23	23	—	—
Mutual funds, other	16	9	7	—
Total	$160	$118	$42	$—

AVANGRID, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The fair values of other postretirement benefits plan assets, by asset category, as of December 31, 2015 consisted of:

As of December 31, 2015		Fair Value Measurements
(Millions)	Total	Level 1	Level 2	Level 3
Asset Category
Money market funds	$4	$4	$—	$—
Mutual funds, fixed	36	36	—	—
Government and corporate bonds	2	—	2	—
Mutual funds, equity	46	46	—	—
Common stocks	24	24	—	—
Mutual funds, other	50	43	7	—
Total	$162	$153	$9	$—

Valuation Techniques

We value our postretirement benefits plan assets as follows:

●	Money market funds and mutual funds - based upon quoted market prices in active markets, which represent the NAV of shares held.
●	Government bonds, and common stocks - at the closing price reported in the active market in which the security is traded.
●	Corporate bonds - based on yields currently available on comparable securities of issuers with similar credit ratings.

Pension and postretirement benefit plan equity securities did not include any Iberdrola common stock as of both December 31, 2016 and 2015.

Defined contribution plans

We also have defined contribution plans defined as 401(k)s. The annual contributions made through these plans for Networks and ARHI amounted to $34 million, $17 million and $20 million for 2016, 2015, and 2014 respectively.

Note 17. Equity

As of December 31, 2016, our share capital consisted of 500,000,000 shares of common stock authorized, 309,600,439 shares issued and 308,993,149 shares outstanding, 81.5% of which is owned by Iberdrola, each having a par value of $0.01, for a total value of common stock of $3 million and additional paid in capital of $13,653 million. As of December 31, 2015, our share capital consisted of 500,000,000 shares of common stock authorized, 309,491,082 shares issued and 308,864,609 shares outstanding, 81.5% of which was owned by Iberdrola, each having a par value of $0.01, for a total value of common stock capital of $3 million and additional paid in of $13,653 million. We had 491,459 and 626,473 shares of common stock held in trust and no convertible preferred shares outstanding as of December 31, 2016 and December 31, 2015, respectively. During the year ended December 31, 2016, we issued 109,357 shares of common stock and released 135,014 shares of common stock held in trust each having a par value of $0.01.

On April 28, 2016, we entered into a repurchase agreement with J.P. Morgan Securities, LLC. (JPM), pursuant to which JPM will, from time to time, acquire, on behalf of AVANGRID, shares of common stock of AVANGRID. The purpose of the stock repurchase program is to allow AVANGRID to maintain the relative ownership percentage of Iberdrola at 81.5%. The stock repurchase program may be suspended or discontinued at any time upon notice. During the year ended December 31, 2016, we repurchased 115,831 shares of common stock of AVANGRID in the open market. The total cost of repurchase, including commissions, was $5 million.

On December 15, 2015, the board of directors approved our common stock dividend, accounted for as a stock split. The stock split, effected through a stock dividend, resulted in the issuance of 252,234,989 shares, which in addition to the 243 previously existing shares increased the total shares outstanding to 252,235,232. The stock dividend was effective upon the board of directors’ approval. All share and per share information included in the condensed consolidated financial statements have been retroactively adjusted to reflect the impact of the stock dividend.

AVANGRID, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Accumulated OCI (Loss)

Accumulated OCI for the years ended December 31, 2016, 2015 and 2014 consisted of:

Accumulated Other Comprehensive Income (Loss)	As of December 31, 2013	2014 Change	As of December 31, 2014	2015 Change	As of December 31, 2015	2016 Change	As of December 31, 2016
(Millions)
Loss on revaluation of defined benefit plans, net of income tax expense of $0.6 for 2014, $2.2 for 2015 and $4.3 for 2016	$(26)	$1	$(25)	$4	$(21)	$7	$(14)
Loss for nonqualified pension plans, net of income tax expense (benefit) of $(1.9) for 2014, $1.7 for 2015 and $0.4 for 2016	(8)	(3)	(11)	3	(8)	1	(7)
Unrealized (loss) gain on derivatives qualifying as cash flow hedges:
Unrealized (loss) gain during period on derivatives qualifying as cash flow hedges, net of income tax expense (benefit) of ($1.4) for 2014, $20.9 for 2015 and $(15.8) for 2016	—	(2)	(2)	33	31	(26)	5
Reclassification adjustment for losses on settled cash flow hedges, net of income tax expense (benefit) of $4.1 for 2014, $4.9 for 2015 and $(11.0) for 2016 (a)	(66)	5	(61)	7	(54)	(16)	(70)
Net unrealized (loss) gain on derivatives qualifying as cash flow hedges	(66)	3	(63)	40	(23)	(42)	(65)
Accumulated Other Comprehensive (Loss) Income	$(100)	$1	$(99)	$47	$(52)	$(34)	$(86)

(a)	Reclassification is reflected in the operating expenses line item in the consolidated statements of income.

Note 18. Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to AVANGRID by the weighted-average number of shares of our common stock outstanding. In 2016 and 2015, while we did have securities that were dilutive, these securities did not result in a change to our earnings per share calculations for the years ended December 31, 2016 and 2015. We did not have any potentially-dilutive securities for the year ended December 31, 2014. In accordance with Accounting Standards Codification (ASC) Topic 260, Earnings per Share, we retroactively applied the stock split to prior periods presented.

The calculations of basic and diluted earnings per share attributable to AVANGRID for the years ended December 31, 2016, 2015 and 2014, consisted of:

Years Ended December 31,	2016	2015	2014
(Millions, except for number of shares and per share data)
Numerator:
Net income attributable to AVANGRID	$630	$267	$424
Denominator:
Weighted average number of shares outstanding - basic	309,512,553	254,588,212	252,235,232
Weighted average number of shares outstanding - diluted	309,817,322	254,605,111	252,235,232
Earnings per share attributable to AVANGRID
Earnings Per Common Share, Basic	$2.04	$1.05	$1.68
Earnings Per Common Share, Diluted	$2.04	$1.05	$1.68

AVANGRID, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 19. Tax equity financing arrangements

The sale of a membership interest in the tax equity financing arrangements (TEFs) represents the sale of an equity interest in a structure that is considered in substance real estate. Under existing guidance for real estate financings, the membership interests in the TEFs we sold to the third-party investors are reflected as a financing obligation in the consolidated balance sheets. We continue to fully consolidate the TEFs’ assets and liabilities in the consolidated balance sheets and to report the results of the TEFs’ operations in the consolidated statements of income. The presentation reflects revenues and expenses from the TEFs’ operations on a fully consolidated basis. We consolidate the TEF’s based on being the primary beneficiary for these variable interest entities (VIEs). The liabilities are increased for cash contributed by the third-party investors, interest accrued, and the federal income tax impact to the third-party investors of the allocation of taxable income. Interest is accrued on the balance using the effective interest method and the third-party investors’ targeted rate of return. The balance accrued interest at an average rate of 5.4% and 8.5% as of December 31, 2016 and 2015, respectively. The liabilities are reduced by cash distributions to the third-party investors, the allocation of production tax credits to the third-party investors, and the federal income tax impact to the third-party investors of the allocation of taxable losses. This treatment is expected to remain consistent over the terms of the TEFs. The assets and liabilities of these VIEs totaled approximately $1,343 million and $244 million, respectively, at December 31, 2016. As of December 31, 2015 the assets and liabilities of VIEs totaled approximately $1,401 million and $338 million, respectively. At December 31, 2016 and 2015, the assets and liabilities of the VIEs consisted primarily of property, plant and equipment, equity method investments and TEF liabilities. At December 31, 2016 and 2015, equity method investments of VIEs were approximately $161 million and $169 million, respectively.

We consider the following four structures to be TEFs: (1) Aeolus Wind Power II LLC, (2) Aeolus Wind Power III LLC, (3) Aeolus Wind Power IV LLC, and (4) Locust Ridge Wind Farms, LLC, (collectively, Aeolus). We retain a class of membership interest and day-to-day operational and management control of Aeolus, subject to investor approval of certain major decisions. The third-party investors do not receive a lien on any Aeolus assets and have no recourse against us for their upfront cash payments.

Wind power generation is subject to certain favorable tax treatments in the U.S. In order to monetize the tax benefits generated by Aeolus, we have entered into the Aeolus structured institutional partnership investment transactions related to certain wind farms. Under the Aeolus structures, we contribute certain wind assets, relating both to existing wind farms and wind farms that are being placed into operation at the time of the relevant transaction, and other parties invest in the share equity of the Aeolus limited liability holding company. As consideration for their investment, the third parties make either an upfront cash payment or a combination of upfront cash and issuance of fixed and contingent notes.

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

During 2014, the investor returns on the Aeolus I structure successfully met the investor requirements, causing the structure to flip back to us and leaving the investor with a ten-percent noncontrolling interest. In October 2015, AVANGRID purchased this remaining interest from the investor with a gain of $5 million recorded within “Other income and (expense)” of the consolidated statements of income.

AVANGRID, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 20. Grants, Government Incentives and Deferred Income

The changes in deferred income as of December 31, 2016 and 2015 consisted of:

(Millions)	Government grants	Other deferred income	Total
As of December 31, 2014	$1,606	$15	$1,621
Additions	—	—	—
Recognized in income	(77)	9	(68)
As of December 31, 2015	$1,529	$24	$1,553
Additions	—	—	—
Recognized in income	(68)	(2)	(70)
As of December 31, 2016	$1,461	$22	$1,483

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

We are required to comply with certain terms and conditions applicable to each grant and, if a disqualifying event should occur as specified in the grant’s terms and conditions, we are required to repay the grant funds to the DOT. We believe we are in compliance with each grant’s terms and conditions as of December 31, 2016 and 2015.

Other deferred income relates predominantly to gas storage transactions where revenues are recognized as services are provided.

Government grants related to depreciable assets and contributions in aid of construction treated as credits to property, plant and equipment in accordance with FERC requirements were $459 million and $390 million as of December 31, 2016 and 2015, respectively.

Note 21. Equity method investments

We have a 50-50 joint venture with Shell Wind Energy, Inc., which owns and operates a 162- megawatt (MW) wind farm located in southeast Colorado (Colorado Wind Ventures LLC), which commenced operations in January 2004. We account for this venture under the equity method of accounting. The carrying amount of this investment was $45 million and $41 million as of December 31, 2016 and 2015, respectively.

We have two 50-50 joint ventures with Horizon Wind Energy, LLC, which own and operate the Flat Rock Windpower LLC and the Flat Rock Wind Power II LLC wind farms located in upstate New York. Flat Rock Wind Power LLC, which commenced operations in January 2006, has a 231-MW capacity. Flat Rock Wind Power II LLC commenced operations in September 2007 and has a 91-MW capacity. We account for the Flat Rock joint ventures under the equity method of accounting. The carrying amount of these investments was $128 million and $143 million for Flat Rock Wind Power LLC, and $64 million and $69 million for Flat Rock Wind Power II LLC, as of December 31, 2016 and 2015, respectively.

Through UI, we are party to a 50-50 joint venture with NRG affiliates in GenConn, which operates two peaking generation plants in Connecticut. The investment in GenConn is being accounted for as an equity investment, the carrying value of which was $128 million and $110 million as of December 31, 2016 and 2015.

Networks holds an approximately 20% ownership interest in New York TransCo, LLC. New York TransCo, LLC was established by the New York transmission utilities to develop, own, and operate electric transmission in New York. The investment in New York TransCo, LLC is being accounted for as an equity investment, the carrying value of which was $22 million as of December 31, 2016 (See Note 24).

AVANGRID, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

None of our joint ventures have any contingent liabilities or capital commitments. Distributions received from equity method investments amounted to $20 million, $12 million, and $19 million for the years ended December 31, 2016, 2015, and 2014 respectively, which are reflected as either distributions of earnings or as returns of capital in the operating and investing sections of the consolidated statements of cash flows, respectively. As of December 31, 2016, there was an immaterial amount of undistributed earnings from our equity method investments.

During the year ended December 31, 2016 we completed the sale of our interest in Iroquois Gas Transmission System L.P. (Iroquois) to an unaffiliated third party for proceeds of $53.8 million and an impact to net income of $19.0 million. The carrying value of this equity method investment was $22 million as of December 31, 2015.

Note 22.  Other Financial Statements Items

Other income and (expense)

Other income and (expense) for the years ended December 31, 2016, 2015 and 2014 consisted of:

Years ended December 31,	2016	2015	2014
(Millions)
Allowance for funds used during construction	$26	$21	$17
Carrying costs on regulatory assets	14	28	29
Other	36	6	6
Total Other income and (expense)	$76	$55	$52

Included in “Other” is a gain of $33 million resulted from the sale of our interest in Iroquois in 2016 (See Note 21).

Accounts Receivable

Accounts receivable as of December 31, 2016 and 2015 consisted of:

As of December 31,	2016	2015
(Millions)
Trade receivables	$1,183	$1,036
Allowance for bad debts	(64)	(62)
Total Accounts Receivable	$1,119	$974

The allowance for bad debts relates entirely to gas and electricity consumers and comprises an amount that has been reserved following historical averages of loss percentages.

The change in the allowance for bad debts as of December 31, 2016 and 2015 consisted of:

(Millions)
As of December 31, 2013	58
Current period provision	39
Write-off as uncollectible	(48)
As of December 31, 2014	$49
Current period provision	46
Write-off as uncollectible	(33)
As of December 31, 2015	$62
Current period provision	48
Write-off as uncollectible	(46)
As of December 31, 2016	$64

DPA receivable balances were $54 million and $62 million as of December 31, 2016 and 2015, respectively.

AVANGRID, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Prepayments and Other Current Assets

Prepayments and other current assets as of December 31, 2016 and 2015 consisted of:

As of December 31,	2016	2015
(Millions)
Prepaid other taxes	$153	$130
Broker margin and collateral accounts	32	46
Loans to third parties	3	3
Fixed-term deposits	3	11
Other pledged deposits	8	24
Prepaid expenses	53	53
Other	3	18
Total	$255	$285

Other Non-current Assets

Included in “Other non-current assets” are $186 million of safe harbor turbine payments made as of December 31, 2016 for production tax credit qualification purposes.

In addition, included in “Other non-current assets”, are $5 million and $7 million, which represent restricted cash as of December 31, 2016 and 2015, respectively.

Other current liabilities

Other current liabilities as of December 31, 2016 and 2015 consisted of:

As of December 31,	2016	2015
(Millions)
Advances received	$107	$96
Accrued salaries	84	68
Short-term environmental provisions	34	35
Collateral deposits received	45	59
Pension and other postretirement	5	5
Other	4	22
Total	$279	$285

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

●	Renewables: activities relating to renewable energy, mainly wind energy generation and trading related with such activities.
●	Gas: including gas trading and storage businesses carried on by the AVANGRID Group

Products and services are sold between reportable segments and affiliate companies at cost. The chief operating decision maker evaluates segment performance based on segment adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) defined as net income adding back income tax expense, depreciation and amortization, impairment of non-current assets and interest expense net of capitalization, and then subtracting other income and earnings from equity method investments per segment. Segment

AVANGRID, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

income, expense, and assets presented in the accompanying tables include all intercompany transactions that are eliminated in the consolidated financial statements.

Segment information as of and for the year ended December 31, 2016 consisted of:

For the year ended December 31, 2016 (Millions)	Networks	Renewables	Gas	Other(a)	AVANGRID Consolidated
Revenue - external	$5,027	$1,000	$(7)	$(2)	$6,018
Revenue - intersegment	3	15	39	(57)	—
Depreciation and amortization	466	313	25	—	804
Operating income (loss) from continuing operations	1,086	149	(41)	—	1,194
Adjusted EBITDA	1,552	462	(16)	—	1,998
Earnings (loss) from equity method investments	15	(8)	—	—	7
Capital expenditures	1,140	561	6	—	1,707
As of December 31, 2016
Property, plant and equipment	13,032	8,015	501	—	21,548
Equity method investments	151	236	—	—	387
Total assets	$20,753	$9,884	$1,124	$(452)	$31,309

(a)	Does not represent a segment. It mainly includes Corporate and intercompany eliminations.

Included in revenue-external for the year ended December 31, 2016 are: $3,686 million from regulated electric operations, $1,306 million from regulated gas operations and $35 million from other operations of Networks; $1,000 million from renewable energy generation of Renewables; $7 million from gas storage services and $(14) million from gas trading operations of Gas.

Segment information as of and for the year ended December 31, 2015 consisted of:

For the year ended December 31, 2015 (Millions)	Networks	Renewables	Gas	Other(a)	AVANGRID Consolidated
Revenue - external	$3,386	$1,051	$(71)	$1	$4,367
Revenue - intersegment	—	16	52	(68)	—
Impairment of noncurrent assets	—	12	—	—	12
Depreciation and amortization	328	344	23	—	695
Operating income (loss) from continuing operations	537	100	(85)	(39)	513
Adjusted EBITDA	865	456	(62)	(39)	1,220
Earnings (loss) from equity method investments	1	(5)	—	4	—
Capital expenditures	773	304	5	—	1,082
As of December 31, 2015
Property, plant and equipment	12,363	7,835	513	—	20,711
Equity method investments	110	253	—	22	385
Total assets	$20,126	$10,685	$1,265	$(1,333)	$30,743

(a)	Does not represent a segment. It mainly includes Corporate and intercompany eliminations.

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

Notes to Consolidated Financial Statements (Continued)

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

Reconciliation of consolidated Adjusted EBITDA to the AVANGRID consolidated Net Income for the years ended December 31, 2016, 2015 and 2014, respectively, is as follows:

Years Ended December 31,	2016	2015	2014
(Millions)
Consolidated Adjusted EBITDA	$1,998	$1,220	$1,539
Less:
Impairment of non-current assets	—	12	25
Depreciation and amortization	804	695	629
Interest expense, net of capitalization	268	267	243
Income tax expense	379	34	282
Add:
Other income	76	55	52
Earnings from equity method investments	7	—	12
Consolidated Net Income	$630	$267	$424

Note 24. Related Party Transactions

We engage in related party transactions that are generally billed at cost and in accordance with applicable state and federal commission regulations.

Related party transactions for the years ended December 31, 2016, 2015 and 2014, respectively, consisted of:

Years Ended December 31,	2016		2015		2014
(Millions)	Sales To	Purchases From	Sales To	Purchases From	Sales To	Purchases From
Iberdrola Financiación, S.A.	$—	$(2)	—	$(1)	—	$(2)
Iberdrola Renovables Energia, S.L.	—	(8)	—	(9)	—	(10)
Iberdrola Canada Energy Services, Ltd	—	(37)	—	(55)	—	(49)
Iberdrola, S.A.	—	(31)	—	(35)	—	(20)
Other	21	(1)	3	(2)	12	(10)

AVANGRID, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

In addition to the statements of income items above we made purchases of turbines for wind farms from Gamesa Corporación Tecnológica, S.A. (Gamesa), in which our ultimate parent Iberdrola has a 20% ownership. The amounts capitalized for these transactions were $269 million and $70 million for the years ended December 31, 2016 and 2015, respectively. In addition, included in “Other non-current assets” are $92 million of safe harbor turbine payments we made to Gamesa as of December 31, 2016 (see Note 22). In June 2016, Siemens AG and Gamesa signed a binding agreement to merge their wind power businesses. After completion of the merger, which is expected in the first quarter of 2017, Iberdrola will have 8.1% ownership of the new combined company.

Related party balances as of December 31, 2016 and 2015, respectively, consisted of:

As of December 31,	2016		2015
(Millions)	Owed By	Owed To	Owed By	Owed To
Iberdrola Canada Energy Services, Ltd	$—	$(14)	$7	$(5)
Gamesa Corporación Tecnológica, S.A.	1	(181)	68	(77)
Iberdrola, S.A.	—	(30)	—	(3)
Iberdrola Energy Projects, Inc.	—	—	1	(3)
Iberdrola Renovables Energía, S.L.	2	—	—	—
Other	22	(3)	—	(2)

Transactions with our parent company, Iberdrola, relate predominantly to the provision and allocation of corporate services and management fees. Also included within the Purchases From category are charges for credit support relating to guarantees Iberdrola has provided to third parties guaranteeing our performance. All costs that can be specifically allocated, to the extent possible, are charged directly to the company receiving such services. In situations when Iberdrola corporate services are provided to two or more companies of AVANGRID any costs remaining after direct charge are allocated using agreed upon cost allocation methods designed to allocate those costs. We believe that the allocation method used is reasonable.

Transactions with Iberdrola Canada Energy Services predominantly relate to the purchase of gas for ARHI’s gas-fired generation facility at Klamath.

There have been no guarantees provided or received for any related party receivables or payables. These balances are unsecured and are typically settled in cash. Interest is not charged on regular business transactions but is charged on outstanding loan balances. There have been no impairments or provisions made against any affiliated balances, other than a $10 million write-off related to an arrangement to purchase turbines from Gamesa, which was recorded in impairment of non-current assets in the consolidated statements of income for the year ended December 31, 2015.

Networks holds an approximate 20% ownership interest in the regulated New York TransCo. Through New York TransCo, Networks has formed a partnership with Central Hudson Gas and Electric Corporation, Consolidated Edison, Inc., National Grid, plc and Orange and Rockland Utilities, Inc. to develop a portfolio of interconnected transmission lines and substations to fulfill the objectives of the New York energy highway initiative, which is a proposal to install up to 3,200 MW of new electric generation and transmission capacity in order to deliver more power generated from upstate New York power plants to downstate New York. In 2016, Networks has increased its equity method investment in the New York TransCo by approximately $21 million (included in “Other investments and equity method investments, net” of investing activities in the consolidated statements of cash flows) for a total equity method investment of $22 million. Additionally, in 2016, Networks received approximately $67 million from the New York TransCo in the form of $43 million for assets constructed and transferred to the New York TransCo (included in “Proceeds from sale of property, plant and equipment” of investing activities in the consolidated statements of cash flows), $22 million in contributions in aid of construction and approximately $2 million in advanced lease payments for a 99 year lease of land and attachment rights. As of December 31, 2016 the amount receivable from New York TransCo was $11 million.

AVANGRID manages its overall liquidity position as part of the broader Iberdrola Group and is a party to a cash pooling agreement with Bank Mendes Gans, N.V., similar to other members of the Iberdrola Group. Cash surpluses remaining after meeting the liquidity requirements of AVANGRID and its subsidiaries may be deposited in the cash pooling account where such funds are available to meet the liquidity needs of other affiliates within the Iberdrola Group. Under the cash pooling agreement, affiliates with credit balances have pledged those balances to cover the debit balances of the other affiliated parties to the agreement.

AVANGRID, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 25. Stock-Based Compensation

Under the Avangrid, Inc. Omnibus Incentive Plan 1,298,683 performance stock units (PSUs) were granted to certain officers and employees of AVANGRID in July 2016. An additional 11,804 PSUs were granted to officers and employees of AVANGRID in December 2016. The PSUs will vest upon achievement of certain performance and market-based metrics related to the 2016 through 2019 plan and will be payable in three equal installments in 2020, 2021 and 2022. As of December 31, 2016, the total number of shares authorized for stock-based compensation plans was 2,500,000.

The fair value of the PSUs on the grant date was $31.80 per share, which is expensed on a straight-line basis over the requisite service period of approximately seven years based on expected achievement. The fair value of the PSUs was determined using valuation techniques to forecast possible future stock prices, applying a weighted average historical stock price volatility of AVANGRID and industry companies, a risk-free rate of interest that is equal, as of the grant date, to the yield of the zero-coupon U.S. Treasury bill and a reduction for the respective dividend yield calculated based on the most recent quarterly dividend payment and the stock price as of the grant date.

In connection with the acquisition of UIL, certain PSUs granted under the UIL 2008 Stock and Incentive Compensation Plan are outstanding, which are payable in our shares in 2017 and 2018 and vest based upon the achievement of certain pre-determined performance objectives.

The total stock-based compensation expense, which is included in operations and maintenance of the consolidated statements of income for the years ended December 31, 2016, 2015 and 2014 was $0.6 million, $6.0 million and $4.8, respectively. The total income tax benefit recognized for stock-based compensation arrangements for the years ended December 31, 2016, 2015 and 2014, was $0.2 million, $2.4 million and $1.9 million, respectively.

The total liability relating to stock-based compensation, which is included in other non-current liabilities, was $9.5 million and $17.5 million as of December 31, 2016 and 2015, respectively. Before 2016 the Company’s historical stock-based expense and liabilities were based on shares of Iberdrola and not on shares of the Company. These Iberdrola shares-based awards were early terminated at the end of 2015, and the liability will be settled in two equal installments no later than June 30, 2017 and March 30, 2018.

A summary of the status of the AVANGRID's nonvested PSUs as of December 31, 2016, and changes during the fiscal year ended December 31, 2016, is presented below:

	Number of PSUs	Weighted Average Grant Date Fair Value
Nonvested Balance – December 31, 2015	411,207	$39.60
Granted	1,335,416	$31.92
Forfeited	(36,592)	$32.83
Vested	(186,050)	$40.84
Nonvested Balance – December 31, 2016	1,523,981	$33.01

As of December 31, 2016, total unrecognized costs for non-vested PSUs were $22 million. The weighted-average period over which the PSU costs will be recognized is approximately 5 years.

The weighted average grant date fair value of PSUs granted during the year was $31.92 per share for the year ended December 31, 2016.

AVANGRID, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 26. Quarterly financial data (unaudited)

Selected quarterly financial data for 2016 and 2015 are set forth below:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
(Millions, except per share data)
2016
Operating revenues	$1,670	$1,439	$1,418	$1,491
Operating Income	$349	$322	$217	$306
Net Income	$212	$102	$109	$207
Net Income attributable to Avangrid, Inc.	$212	$102	$109	$207
Earnings Per Common Share, Basic and Diluted: (1)	$0.69	$0.33	$0.35	$0.67
2015
Operating revenues	$1,227	$939	$1,048	$1,153
Operating Income	$196	$73	$161	$83
Net Income	$106	$11	$54	$96
Net Income attributable to Avangrid, Inc.	$106	$11	$54	$96
Earnings Per Common Share, Basic and Diluted: (1)	$0.42	$0.04	$0.22	$0.37

(1)

Based on weighted average number of 309 million shares outstanding each quarter in 2016 and 252 million shares for each quarter of 2015, except for fourth quarter of 2015, which is based on weighted average of 262 million shares as a result of the acquisition of UIL.

The first quarter of 2016 includes a $19.0 million impact to net income from the sale of our interest in Iroquois to an unaffiliated third party for proceeds of $53.8 million. The second quarter of 2016 includes an adjustment of $126 million to unfunded future income tax to reflect the change from a flow through to normalization method following the approval of the proposal by the NYPSC, which was recorded as an increase to income tax expense and an offsetting increase to revenue.

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

Note 27. Subsequent events

In January 2017 we released 5,088 shares of common stock held in trust, each having a par value of $0.01.

On February 16, 2017, the board of directors of AVANGRID declared a quarterly dividend of $0.432 per share on its common stock. This dividend is payable on April 3, 2017 to shareholders of record at the close of business on March 10, 2017.

On February 16, 2017, the board of directors of AVANGRID adopted an annual cash incentive plan pursuant to the 2016 Omnibus Incentive Plan approved by the shareholders of AVANGRID.

On March 1, 2017, we issued 70,493 shares of common stock, each having a par value of $0.01, which was approved by the board of directors of AVANGRID on February 16, 2017.

Schedule I –Financial Statements of Parent

AVANGRID, INC. (PARENT)

CONDENSED FINANCIAL INFORMATION OF PARENT

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

(Millions)

Years Ended December 31,	2016	2015	2014
Operating Revenues	$—	$—	$—
Operating Expenses
Operating expense	5	38	2
Taxes other than income taxes	5	5	2
Total Operating Expenses	10	43	4
Operating Loss	(10)	(43)	(4)
Other Income and (expense)
Other income and (expense)	68	10	(1)
Equity earnings of subsidiaries	565	44	515
Interest expense	(32)	(14)	(34)
Income Before Income Tax	591	(3)	476
Income tax expense (benefit)	(39)	(270)	52
Net Income	$630	$267	$424

See accompanying notes to Schedule I.

Schedule I –Financial Statements of Parent

AVANGRID, INC. (PARENT)

CONDENSED FINANCIAL INFORMATION OF PARENT

STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

(Millions)

Years Ended December 31,	2016	2015	2014
Net Income	$630	$267	$424
Other comprehensive (loss) income of subsidiaries	(34)	47	1
Comprehensive Income	$596	$314	$425

See accompanying notes to Schedule I.

Schedule I –Financial Statements of Parent

AVANGRID, INC. (PARENT)

CONDENSED FINANCIAL INFORMATION OF PARENT

BALANCE SHEETS

AS OF DECEMBER 31, 2016 AND 2015

(Millions)

As of December 31,	2016	2015
Assets
Current Assets
Cash and cash equivalents	$67	$125
Accounts receivable from subsidiaries	66	602
Notes receivable from subsidiaries	1,908	453
Prepayments and other current assets	11	16
Total current assets	2,052	1,196
Investments in subsidiaries	14,097	14,093
Other assets
Deferred income taxes	220	148
Other	3	4
Total other assets	223	152
Total Assets	$16,372	$15,441
Liabilities
Current Liabilities
Current portion of debt	$8	$—
Notes payable	150	—
Notes payable to subsidiaries	454	321
Accounts payable and accrued liabilities	4	12
Accounts payable to subsidiaries	3	3
Interest accrued	6	—
Interest accrued subsidiaries	29	1
Dividends payable	134	—
Taxes accrued	2	44
Other current liabilities	3	4
Total current liabilities	793	385
Other non-current liabilities
Other	—	3
Total other non-current liabilities	—	3
Non-current debt	470	—
Total non-current liabilities	470	3
Total Liabilities	1,263	388
Equity
Stockholders' Equity:
Common stock	3	3
Additional paid-in capital	13,653	13,653
Treasury Stock	(5)	—
Retained earnings	1,544	1,449
Accumulated other comprehensive loss	(86)	(52)
Total Equity	15,109	15,053
Total Liabilities and Equity	$16,372	$15,441

See accompanying notes to Schedule I.

Schedule I –Financial Statements of Parent

AVANGRID, INC. (PARENT)

CONDENSED FINANCIAL INFORMATION OF PARENT

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

(Millions)

Years Ended December 31,	2016	2015	2014
Cash Flow from Operating Activities

Net Cash provided by (used in) Operating Activities	$324	$(380)	$(32)
Cash Flow from Investing Activities
Notes receivable from subsidiaries	(627)	317	(478)
Acquisition of subsidiary	—	(595)	—
Investments in subsidiaries	(533)	—	—
Return of capital from investments in subsidiaries	420	1,111	200
Other investments	—	—	11
Net Cash (used in) provided by Investing Activities	(740)	833	(267)
Cash Flow from Financing Activities
Proceeds (repayments) of short-term notes payable from subsidiaries, net	133	(331)	302
Proceeds from short-term notes payable	150	—	—
Proceeds of non-current debt	483	—	—
Repurchase of common stock	(5)	—	—
Issuance of common stock	(2)	—	—
Dividends paid	(401)	—	—
Net Cash provided by (used in) Financing Activities	358	(331)	302
Net (Decrease) Increase in Cash and Cash Equivalents	(58)	122	3
Cash and Cash Equivalents, Beginning of Year	$125	3	$—
Cash and Cash Equivalents, End of Year	$67	$125	$3

Supplemental Cash Flow Information
Cash paid for interest	$4	$20	$25
Cash payment (refund) for income taxes	71	—	(6)

See accompanying notes to Schedule I.

Note 1.  Basis of Presentation

Avangrid, Inc. (AVANGRID), formerly Iberdrola USA, Inc., is a holding company and conducts substantially all of its business through its subsidiaries.  Substantially all of its consolidated assets are held by such subsidiaries. Accordingly, its cash flow and its ability to meet its obligations are largely dependent upon the earnings of these subsidiaries and the distribution of other payment of such earnings to in the form of dividends, loans or advances or repayment of loans and advances from it.  These condensed financial statements and related footnotes have been prepared in accordance with regulatory statute 210.12-04 of Regulation S-X. These statements should be read in conjunction with the consolidated financial statements and notes thereto of AVANGRID and subsidiaries (AVANGRID Group).

AVANGRID indirectly or directly owns all of the ownership interests of its significant subsidiaries. AVANGRID relies on dividends or loans from its subsidiaries to fund dividends to its primary shareholder.

AVANGRID’s significant accounting policies are consistent with those of the AVANGRID Group.  For the purposes of these condensed financial statements, AVANGRID’s wholly owned and majority owned subsidiaries are recorded based upon its proportionate share of the subsidiaries net assets.

AVANGRID will file a consolidated federal income tax return that includes the taxable income or loss of all its subsidiaries for the 2016 tax period.  Each subsidiary company is treated as a member of the consolidated group and determines its current and deferred taxes separately and settles its current tax liability or benefit each year directly with AVANGRID pursuant to a tax sharing agreement between AVANGRID and its members.

Note 2. Acquisition of UIL and Issuance of Common Stock

On December 16, 2015 (acquisition date), UIL Holdings Corporation, a Connecticut corporation (UIL), became a wholly-owned subsidiary of AVANGRID as a result of the merger of Green Merger Sub, Inc., a Connecticut corporation and a wholly-owned subsidiary of AVANGRID (Merger Sub), with UIL, with Merger Sub surviving as a wholly-owned subsidiary of AVANGRID (the acquisition). The acquisition was effected pursuant to the Agreement and Plan of Merger, dated as of February 25, 2015, by and among AVANGRID, Merger Sub, and UIL. Following the completion of the acquisition, Merger Sub was renamed “UIL Holdings Corporation.” In connection with the acquisition, AVANGRID issued 309,490,839 shares of its common stock, out of which 252,234,989 shares were issued to Iberdrola through a stock dividend, accounted for as a stock split, with no change to par value, at par value of $0.01 per share, and 57,255,850 shares (including held in trust as treasury stock) were issued to UIL shareowners in addition to payment of $10.50 in cash per each share of the common stock of UIL issued and outstanding at the acquisition date.  Following the completion of the acquisition, former UIL shareowners owned 18.5% of the outstanding shares of common stock of AVANGRID and Iberdrola owned the remaining shares.

On April 28, 2016, AVANGRID entered into a repurchase agreement with J.P. Morgan Securities, LLC. (JPM), pursuant to which JPM will, from time to time, acquire, on behalf of AVANGRID, shares of common stock of AVANGRID. The purpose of the stock repurchase program is to allow AVANGRID to maintain the relative ownership percentage of Iberdrola at 81.5%. The stock repurchase program may be suspended or discontinued at any time upon notice. During the year ended December 31, 2016, AVANGRID repurchased 115,831 shares of its common stock in the open market. The total cost of repurchase, including commissions, was $5 million.

On February 16, 2017, the board of directors of AVANGRID declared a quarterly dividend of $0.432 per share on its common stock. This dividend is payable on April 3, 2017 to shareholders of record at the close of business on March 10, 2017.

Note 3.  Non-current debt

Supplemental Indenture

On December 19, 2016, AVANGRID, its subsidiary, UIL, and The Bank of New York Mellon, entered into a supplemental indenture, pursuant to which AVANGRID assumed from UIL all the obligations under the indenture dated as of October 7, 2010 between UIL and The Bank of New York Mellon and all obligations relating to $450 million in aggregate principal amount of 4.625% notes due 2020 issued by the predecessor company to UIL in 2010. For the purpose of the supplemental indenture a capital contribution of $483 million was made by AVANGRID to UIL in December 2016.

Note 4.  Cash dividends paid by subsidiaries

Cash dividends paid by subsidiaries are as follows:

Years ended December 31,	2016	2015	2014
(In millions)
AVANGRID Networks	$220	$59	$200
AVANGRID Renewables	200	750	—
Other AVANGRID subsidiaries	—	302	—
	$420	$1,111	$200

In December 2016, AVANGRID made a capital contribution of $50 million to its subsidiary, CMP. During 2016, AVANGRID recorded a net non-cash dividend of $827 million from its subsidiaries to zero out their account balances of notes receivables and payables.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, or CEO, and our Chief Financial Officer, CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures were not effective, due to a material weakness in internal control over financial reporting described below.

Report of Management on Internal Control Over Financial Reporting

The management of AVANGRID is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. AVANGRID's internal control system over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. AVANGRID's internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

(ii)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

(iii)

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies or procedures may deteriorate.

AVANGRID's management assessed the effectiveness of AVANGRID's internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) ("COSO") in Internal Control—Integrated Framework. Based upon that assessment and those criteria, management has identified certain deficiencies that rose to the level of a material weakness in controls related to: (1) the accounting for the change in the estimated useful life of certain elements of the wind farms at Renewables and other smaller deficiencies related to documentation of internal controls procedures, and enhancement of review controls at Renewables, (2) the preparation of the consolidated financial statements, specifically the classification and disclosure of financial information, and (3) the measurement and disclosure of  income taxes. This material weakness did not result in any restatement of prior-period financial statements.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of the material weakness noted above, management concluded that, as of December 31, 2016, our internal control over financial reporting was not effective. We completed additional substantive procedures prior to filing this Annual Report on Form 10-K. Based on these procedures, management believes that our consolidated financial statements included in this Annual Report on Form 10-K have been prepared in accordance with generally accepted accounting principles. Our CEO and CFO have certified that, based on such officer’s knowledge, the financial statements, and other financial information included in this Annual Report on Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Annual Report on Form 10-K. In addition, we have developed a remediation plan for this material weakness, which is described below.

AVANGRID’s independent registered public accounting firm, Ernst & Young LLP, has issued an adverse audit report on the effectiveness of AVANGRID's internal control over financial reporting as of December 31, 2016, which appears in Part II, Item 8,

“Financial Statements and Supplementary Data – Report of Independent Registered Public Accounting Firm,” of this Annual Report on Form 10-K.

Changes in Internal Control

Except for the control deficiencies discussed above that have been assessed as a material weakness as of December 31, 2016, and the remediation as described within “Remediation Plans and Other Information” below, there were no other changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Annual Report on Form 10-K that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plans and Other Information

AVANGRID’s management, with oversight from its Audit and Compliance Committee of the Board of Directors of AVANGRID, is actively engaged in remediation efforts to address the material weakness identified above. Management has taken and will take a number of actions to remediate the material weakness including the following remediation plans:

-	Implementing and enhancing additional management review controls;
-	Increasing accounting personnel to devote additional time and internal control resources;
-

Implementing enhanced controls to monitor the effectiveness of the underlying business process controls that are dependent on the data and financial reports generated from the relevant information systems;

-	Continuing to implement controls newly designed during the third and fourth quarters of 2016 that management has determined through testing are more precise;
-	Implementing specific enhanced review procedures in the property, plant and equipment area, including the estimation of useful lives, as well as within income taxes;
-

Educating and re-training internal control employees regarding internal control processes to mitigate identified risks and maintaining adequate documentation to evidence the effective design and operation of such processes; and

-	Enhancing the automation of processes and controls to allow for the more timely completion and enhanced review of internal controls surrounding financial information and disclosures.

These improvements are targeted at strengthening the Company’s internal control over financial reporting and remediating the material weakness. The Company remains committed to an effective internal control environment and management believes that these actions, and the improvements management expects to achieve as a result, will remediate the material weakness. However, the material weakness in our internal control over financial reporting will not be considered remediated until the controls operate for a sufficient period of time and management has concluded, through testing that these controls operate effectively. We currently plan to have our enhanced review procedures and documentation standards in place and operating in the first quarter of 2017 and expect that the remediation of this material weakness will be completed by December 31, 2017.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

For information regarding our executive officers, see Part I of this Annual Report on Form 10-K. Additional information required by this item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.

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

4.5	Third Supplemental Indenture, dated as of December 19, 2016, among Avangrid, Inc., UIL Holdings Corporation and The Bank of New York Mellon, as trustee.*

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

10.7

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

10.9

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

10.14

Provisions to be Applied to U.S. Participants in Relation to the Regulations for the “2014-2016 Strategic Bonus” for Senior Officers and Officers of Iberdrola, S.A. and Its Group of Companies (incorporated herein by reference to Exhibit 10.20 to Form S-4/A filed with the Securities and Exchange Commission on September 9, 2015). †

10.15

Iberdrola USA Networks, Inc. Annual Incentive Plan, amended and restated January 1, 2014 (incorporated herein by reference to Exhibit 10.21 to Form S-4/A filed with the Securities and Exchange Commission on September 9, 2015).†

10.16

Iberdrola USA, Inc. Performance Share Plan effective as of January 1, 2009 (incorporated herein by reference to Exhibit 10.22 to Form S-4/A filed with the Securities and Exchange Commission on September 9, 2015). †

Exhibit Number	Exhibit Description

10.17

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

10.20

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

10.22

Equipment Supply Agreement dated December 28, 2014 between Iberdrola Renewables, LLC and Gamesa Wind US, LLC (incorporated herein by reference to Exhibit 10.29 to Form S-4/A filed with the Securities and Exchange Commission on November 6, 2015).

10.23

Agreement and Release dated September 25, 2009 between Robert Daniel Kump and Iberdrola USA Management Corporation (formerly Energy East Management Corporation) (incorporated herein by reference to Exhibit 10.31 to Form S-4/A filed with the Securities and Exchange Commission on September 9, 2015). †

10.24

Form of Indemnification Agreement between Avangrid, Inc. (formerly Iberdrola USA, Inc.) and its directors and officers (incorporated herein by reference to Exhibit 10.32 to Form S-4/A filed with the Securities and Exchange Commission on October 21, 2015).†

10.25

UIL Holdings Corporation 2008 Stock and Incentive Compensation Plan as Amended and Restated May 14, 2013 (incorporated herein by reference to Exhibit 99.1 to Form S-8 filed with the Securities and Exchange Commission on December 16, 2015).†

10.26

UIL Holdings Corporation Deferred Compensation Plan Grandfathered Benefits Provisions, dated August 4, 2008 (incorporated herein by reference to Exhibit 99.2 to Form S-8 filed with the Securities and Exchange Commission on December 16, 2015).†

10.27

UIL Holdings Corporation Deferred Compensation Plan Non-Grandfathered Benefits Provisions, as amended and restated effective dated January 1, 2013 (incorporated herein by reference to Exhibit 99.3 to Form S-8 filed with the Securities and Exchange Commission on December 16, 2015).†

10.28

Employment Agreement, dated as of January 23, 2006, between UIL Holdings Corporation and James P. Torgerson (incorporated herein by reference to Exhibit 10.1 of UIL Holdings Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2006).†

10.29

First Amendment, dated August 4, 2008, to Employment Agreement, between UIL Holdings Corporation and James P. Torgerson (incorporated herein by reference to Exhibit 10.26a of UIL Holdings Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).†

10.30

Employment Agreement, dated as of July 8, 2005, between The United Illuminating Company and Richard J. Nicholas (incorporated herein by reference to Exhibit 10.4 of UIL Holdings Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2005).†

10.31

First Amendment, dated August 4, 2008, to Employment Agreement, dated as of July 8, 2005, between The United Illuminating Company and Richard J. Nicholas (incorporated herein by reference to Exhibit 10.14a of UIL Holdings Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).†

Exhibit Number	Exhibit Description

10.32

Amended and Restated UIL Holdings Corporation Change In Control Severance Plan II, dated August 4, 2008 (incorporated herein by reference to Exhibit 10.28a of UIL Holdings Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).†

10.33

Employment Agreement, dated as of January 1, 2016, among Avangrid, Inc., Avangrid Service Company  and James P. Torgerson (incorporated herein by reference to Exhibit 10.1 to AVANGRID’s Current Report on Form 8-K filed with the SEC on April 22, 2016).†

10.34

Amended and Restated Employment Agreement, dated as of June 14, 1999, among Avangrid, Inc. (formerly Energy East Corporation), Central Maine Power Company and Sara J. Burns (incorporated herein by reference to Exhibit 10.2 of AVANGRID’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).†

10.35

Employment Agreement, dated as of January 1, 2012, among Central Maine Power Company, Avangrid, Inc. (formerly Iberdrola USA, Inc.) and Sara J. Burns (incorporated herein by reference to Exhibit 10.3 of AVANGRID’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).†

10.36

Agreement and Release, dated as of November 25, 2009, between Central Maine Power Company and Sara J. Burns (incorporated herein by reference to Exhibit 10.4 of AVANGRID’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).†

10.37

Employment Agreement, dated as of November 24, 2009, among Avangrid, Inc. (formerly Energy East Corporation), Rochester Gas & Electric Corporation, and Mark S. Lynch (incorporated herein by reference to Exhibit 10.5 of AVANGRID’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).†

10.38

First Amendment, dated March 31, 2011, to Employment Agreement, dated as of November 24, 2009, among Avangrid, Inc. (formerly Iberdrola USA, Inc.), Rochester Gas & Electric Corporation, and Mark S. Lynch (incorporated herein by reference to Exhibit 10.6 of AVANGRID’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).†

10.39

Revolving Credit Agreement, dated April 5, 2016, among Avangrid, Inc., New York State Electric & Gas Corporation, Rochester Gas and Electric Corporation, Central Maine Power Company, The United Illuminating Company, Connecticut Natural Gas Corporation, The Southern Connecticut Gas Company and The Berkshire Gas Company, as Borrowers, the Lenders, JPMorgan Chase Bank N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and J.P. Morgan Chase Bank, N.A, Merrill Lynch, Pierce, Fenner & Smith Incorporated, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Santander Bank, N.A. as Joint Lead Arrangers and Joint Bookrunners (incorporated herein by reference to Exhibit 10.1 to AVANGRID’s Current Report on Form 8-K filed with the SEC on April 5, 2016).

10.40

Commercial Paper/Certificates of Deposit Issuing and Paying Agent Agreement dated May 13, 2016 among Avangrid, Inc., as Issuer, and Bank of America, National Association, as Issuing and paying Agent (incorporated herein by reference to Exhibit 10.1 of AVANGRID’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.41

Form of Commercial Paper Dealer Agreement among Avangrid, Inc., as Issuer, and various Dealers (incorporated herein by reference to Exhibit 10.1 of AVANGRID’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.42	Form of Performance Stock Unit Grant Agreement (incorporated herein by reference to Exhibit 10.1 to AVANGRID’s Current Report on Form 8-K filed with the SEC on July 19, 2016). †

10.43	Avangrid, Inc. Omnibus Incentive Plan (incorporated herein by reference to Form S-8 filed with the SEC on July 21, 2016).†

10.44	Uncommitted Line of Credit for Standby Letters of Credit Agreement, dated as of December 2, 2016, between Avangrid, Inc. and Crédit Agricole Corporate. *

10.45	Substitution Agreement, dated as of December 19, 2016, between UIL Holdings Corporation and Avangrid, Inc.*

10.46

Employment Agreement, dated March 30, 2004, between The United Illuminating Company and Anthony Marone III (incorporated herein by reference to Exhibit 10.7 to UIL Holdings Corporation’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 2013). †

10.47

First Amendment, dated November 8, 2004, to Employment Agreement between The United Illuminating Company and Anthony Marone III (incorporated herein by reference to Exhibit 10.7a to UIL Holdings Corporation’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 2013). †

Exhibit Number	Exhibit Description
10.48

Second Amendment, dated August 4, 2008, to Employment Agreement between The United Illuminating Company and Anthony Marone III (incorporated herein by reference to Exhibit 10.7b to UIL Holdings Corporation’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 2013). †

10.49	Avangrid, Inc. Executive Annual Incentive Plan (incorporated herein by reference to Exhibit 10.1 to AVANGRID’s Current Report on Form 8-K filed with the SEC on February 23, 2017).†

21.1	Significant subsidiaries of the Registrant.*

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm of Avangrid, Inc.*

23.2	Consent of PricewaterhouseCoopers LLP, independent accountants of UIL Holdings Corporation.*

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.
†	Compensatory plan or agreement.
0	Confidential treatment has been requested for portions of this document. The omitted portions of this document have been submitted separately to the Securities and Exchange Commission.

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

Avangrid, Inc.

Date: March 10, 2017	By:	/s/ James P. Torgerson
James P. Torgerson
Director and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James P. Torgerson	Director and Chief Executive Officer (Principal Executive Officer)	March 10, 2017
James P. Torgerson
/s/ Richard J. Nicholas	Chief Financial Officer (Principal Financial Officer)	March 10, 2017
Richard J. Nicholas
/s/ Daniel Alcain	Controller (Principal Accounting Officer)	March 10, 2017
Daniel Alcain
/s/ Ignacio Sánchez Galán	Chairman of the Board	March 10, 2017
Ignacio Sánchez Galán
/s/ John E. Baldacci	Director	March 10, 2017
John E. Baldacci
/s/ Pedro Azagra Blázquez	Director	March 10, 2017
Pedro Azagra Blázquez
/s/ Arnold L. Chase	Director	March 10, 2017
Arnold L. Chase
/s/ Alfredo Elías Ayub	Director	March 10, 2017
Alfredo Elías Ayub
/s/ Carol Lynn Folt	Director	March 10, 2017
Carol Lynn Folt
/s/ John L. Lahey	Director	March 10, 2017
John L. Lahey
/s/ Santiago Martinez Garrido	Director	March 10, 2017
Santiago Martinez Garrido
/s/ Juan Carlos Rebollo Liceaga	Director	March 10, 2017
Juan Carlos Rebollo Liceaga
/s/ José Sainz Armada	Director	March 10, 2017
José Sainz Armada
/s/ Alan D. Solomont	Director	March 10, 2017
Alan D. Solomont
/s/ Elizabeth Timm	Director	March 10, 2017
Elizabeth Timm
/s/ Felipe de Jesús Calderón Hinojosa	Director	March 10, 2017
Felipe de Jesús Calderón Hinojosa