Form 10-Q
period 2017-03-31
Avangrid, Inc.
filed 2017-05-05
CIK 1634997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File No. 001-37660

Avangrid, Inc.

(Exact Name of Registrant as Specified in its Charter)

New York	14-1798693
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

157 Church Street New Haven, Connecticut	06506
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (207) 688-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a small reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of May 3, 2017, the registrant had 309,069,291 shares of common stock, par value $0.01, outstanding.

Avangrid, Inc.

REPORT ON FORM 10-Q

For the Quarter Ended March 31, 2017

GLOSSARY OF TERMS AND ABBREVIATIONS

Unless the context indicates otherwise, the terms “we,” “our” and the “Company” are used to refer to AVANGRID and its subsidiaries.

Consent order refers to the partial consent order issued by DEEP in August 2016.

English Station site refers to the former generation site on the Mill River in New Haven, Connecticut.

Form 10-K refers to Avangrid, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 10, 2017.

Ginna refers to the Ginna Nuclear Power Plant, LLC and the R.E. Ginna Nuclear Power Plant.

Iberdrola Group refers to the group of companies controlled by Iberdrola, S.A.

Iberdrola refers to Iberdrola, S.A., which owns 81.6% of the outstanding shares of common stock of Avangrid, Inc.

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

Yankee Companies refers to the Maine Yankee Atomic Power Company, the Connecticut Yankee Power Corporation, and the Yankee Atomic Energy Corporation.

AOCI	Accumulated other comprehensive income

ARHI	Avangrid Renewables Holdings, Inc.

ASC	Accounting Standards Codification

AVANGRID	Avangrid, Inc.

Bcf	One billion cubic feet

BGC	The Berkshire Gas Company

BMG	Bank Mendes Gans, N.V.

Cayuga	Cayuga Operating Company, LLC

CfDs	Contracts for Differences

CL&P	The Connecticut Light and Power Company

CMP	Central Maine Power Company

CNG	Connecticut Natural Gas Corporation

DEEP	Connecticut Department of Energy and Environmental Protection

DOE	Department of Energy

DPA	Deferred Payment Arrangements

EBITDA	Earnings before interest, taxes, depreciation and amortization

ESM	Earnings sharing mechanism

Evergreen Power	Evergreen Power III, LLC

Exchange Act	The Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FirstEnergy	FirstEnergy Corp.

Gas	Enstor Gas, LLC

ISO	Independent system operator

MNG	Maine Natural Gas Corporation

MPUC	Maine Public Utility Commission

MtM	Mark-to-market

MW	Megawatts

MWh	Megawatt-hours

Networks	Avangrid Networks, Inc.

New York TransCo	New York TransCo, LLC.

NYPSC	New York State Public Service Commission

NYSEG	New York State Electric & Gas Corporation

OCI	Other comprehesive income

PURA	Connecticut Public Utilities Regulatory Authority

Renewables	Avangrid Renewables, LLC

RG&E	Rochester Gas and Electric Corporation

ROE	Return on equity

RSSA	Reliability Support Services Agreement

SCG	The Southern Connecticut Gas Company

SEC	United States Securities and Exchange Commission

TEF	Tax equity financing arrangements

UI	The United Illuminating Company

UIL	UIL Holdings Corporation

U.S. GAAP	Generally accepted accounting principles for financial reporting in the United States.

VIEs	Variable interest entities

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Avangrid, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended
	March 31,
	2017	2016
(Millions, except for number of shares and per share data)
Operating Revenues	$1,758	$1,670
Operating Expenses
Purchased power, natural gas and fuel used	465	428
Operations and maintenance	551	551
Depreciation and amortization	197	205
Taxes other than income taxes	147	137
Total Operating Expenses	1,360	1,321
Operating Income	398	349
Other Income and (Expense)
Other income	13	49
Earnings from equity method investments	2	2
Interest expense, net of capitalization	(71)	(84)
Income Before Income Tax	342	316
Income tax expense	103	104
Net Income	239	212
Less: Net income attributable to noncontrolling interests	—	—
Net Income Attributable to Avangrid, Inc.	$239	$212
Earnings Per Common Share, Basic	$0.77	$0.69
Earnings Per Common Share, Diluted	$0.77	$0.69
Weighted-average Number of Common Shares Outstanding:
Basic	309,508,889	309,538,215
Diluted	309,837,442	309,808,006
Cash Dividends Declared Per Common Share	$0.432	$0.432

The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended
	March 31,
	2017	2016
(Millions)
Net Income	$239	$212
Other Comprehensive Income, Net of Tax
Amounts arising during the period:
Gain on defined benefit plans, net of income tax of $2.8	—	4
Unrealized gain during the period on derivatives qualifying as cash flow hedges, net of income taxes of $1.3 and $1.2, respectively	2	2
Reclassification to net income of losses (gains) on cash flow hedges, net of income taxes of $13.6 and $(16.6), respectively	23	(26)
Other Comprehensive Income (Loss)	25	(20)
Comprehensive Income	264	192
Less: Net income attributable to noncontrolling interests	—	—
Comprehensive Income Attributable to Avangrid, Inc.	$264	$192

The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
As of	2017	2016
(Millions)
Assets
Current Assets
Cash and cash equivalents	$30	$91
Accounts receivable and unbilled revenues, net	1,117	1,119
Accounts receivable from affiliates	17	25
Derivative assets	57	99
Fuel and gas in storage	235	246
Materials and supplies	113	132
Prepayments and other current assets	281	255
Regulatory assets	248	285
Total Current Assets	2,098	2,252
Property, plant and equipment, at cost	27,320	27,063
Less: accumulated depreciation	(7,158)	(6,986)
Net Property, Plant and Equipment in Service	20,162	20,077
Construction work in progress	1,635	1,471
Total Property, Plant and Equipment ($1,101 and $1,144 related to VIEs, respectively)	21,797	21,548
Equity method investments	384	387
Other investments	57	55
Regulatory assets	3,111	3,091
Other Assets
Goodwill	3,124	3,124
Intangible assets	534	538
Derivative assets	76	73
Other	215	241
Total Other Assets	3,949	3,976
Total Assets	$31,396	$31,309

The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
As of	2017	2016
(Millions, except share information)
Liabilities
Current Liabilities
Current portion of debt	$325	$349
Tax equity financing arrangements - VIEs	81	96
Notes payable	350	151
Notes payable to affiliates	17	10
Interest accrued	65	60
Accounts payable and accrued liabilities	902	1,096
Accounts payable to affiliates	120	218
Dividends payable	134	134
Taxes accrued	61	52
Derivative liabilities	50	75
Other current liabilities	283	279
Regulatory liabilities	200	192
Total Current Liabilities	2,588	2,712
Regulatory liabilities	1,755	1,753
Deferred income taxes regulatory	574	565
Other Non-current Liabilities
Deferred income taxes	3,068	2,976
Deferred income	1,464	1,483
Pension and other postretirement	1,106	1,106
Tax equity financing arrangements - VIEs	95	103
Derivative liabilities	80	78
Asset retirement obligations	167	161
Environmental remediation costs	386	398
Other	354	342
Total Other Non-current Liabilities	6,720	6,647
Non-current Debt	4,507	4,510
Total Non-current Liabilities	13,556	13,475
Total Liabilities	16,144	16,187
Commitments and Contingencies	—	—
Equity
Stockholders’ Equity:
Common stock, $.01 par value, 500,000,000 shares authorized, 309,670,932 and 309,600,439 shares issued; 309,069,291 and 308,993,149 shares outstanding, respectively	3	3
Additional paid in capital	13,653	13,653
Treasury Stock	(5)	(5)
Retained earnings	1,649	1,544
Accumulated other comprehensive loss	(61)	(86)
Total Stockholders’ Equity	15,239	15,109
Non-controlling interests	13	13
Total Equity	15,252	15,122
Total Liabilities and Equity	$31,396	$31,309

The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31,
	2017	2016
(Millions)
Cash Flow from Operating Activities:
Net income	$239	$212
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	197	205
Accretion expenses	3	3
Regulatory assets/liabilities amortization	19	41
Regulatory assets/liabilities carrying cost	10	10
Pension cost	28	33
Stock-based compensation	1	1
Earnings from equity method investments	(2)	(2)
Amortization of debt cost (premium)	2	(7)
Gain on disposal of property and equity method investment	—	(31)
Unrealized (gain) loss on marked-to-market derivative contracts	(27)	29
Deferred taxes	95	106
Other non-cash items	(22)	(3)
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenues	11	16
Inventories	11	75
Other assets/liabilities	64	(129)
Cash distribution from equity method investments	3	3
Accounts payable and accrued liabilities	(155)	(108)
Taxes accrued	9	9
Regulatory assets/liabilities	(45)	(67)
Net Cash Provided by Operating Activities	441	396
Cash Flow from Investing Activities:
Capital expenditures	(525)	(276)
Contributions in aid of construction	6	8
Government grants	—	1
Proceeds from sale of property, plant and equipment	1	—
Proceeds from sale of equity method and other investment	—	54
Receipts from affiliates	—	6
Cash distribution from equity method investments	2	2
Other investments and equity method investments, net	2	4
Net Cash Used in Investing Activities	(514)	(201)
Cash Flow from Financing Activities:
Repayments of non-current debt	(4)	(42)
Receipts (repayments) of other short-term debt, net	205	(160)
Payments on tax equity financing arrangements	(27)	(17)
Repayments of capital leases	(27)	(1)
Issuance of common stock	(1)	—
Dividends paid	(134)	—
Net Cash Provided by (Used in) Financing Activities	12	(220)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(61)	(25)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	96	434
Cash, Cash Equivalents and Restricted Cash, End of Period	$35	$409
Supplemental Cash Flow Information
Cash paid for interest, net of amounts capitalized	$45	$57
Cash paid for income taxes	3	5

The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

(unaudited)

	Avangrid, Inc. Stockholders
(Millions, except for number of shares )	Number of shares (*)	Common Stock	Additional paid-in capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non controlling Interests	Total
As of December 31, 2015	308,864,609	$3	$13,653	$—	$1,449	$(52)	$15,053	$13	$15,066
Net Income	—	—	—	—	212	—	212	—	212
Other comprehensive loss, net of tax of $(12.6)	—	—	—	—	—	(20)	(20)	—	(20)
Comprehensive income									192
Dividends declared	—	—	—	—	(134)	—	(134)	—	(134)
Release of common stock held in trust	132,800	—	—	—	—	—	—	—	—
Issuance of common stock	97,479	—	—	—	—	—	—	—	—
As of March 31, 2016	309,094,888	$3	$13,653	$—	$1,527	$(72)	$15,111	$13	$15,124
As of December 31, 2016	308,993,149	$3	$13,653	$(5)	$1,544	$(86)	$15,109	$13	$15,122
Net Income	—	—	—	—	239	—	239	—	239
Other comprehensive income, net of tax of $14.9	—	—	—	—	—	25	25	—	25
Comprehensive income									264
Dividends declared	—	—	—	—	(134)	—	(134)	—	(134)
Release of common stock held in trust	5,649	—	—	—	—	—	—	—	—
Issuance of common stock	70,493	—	(1)	—	—	—	(1)	—	(1)
Stock-based compensation	—	—	1	—	—	—	1	—	1
As of March 31, 2017	309,069,291	$3	$13,653	$(5)	$1,649	$(61)	$15,239	$13	$15,252

(*)	Par value of share amounts is $0.01

The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1. Background and Nature of Operations

Avangrid, Inc., formerly Iberdrola USA, Inc. (AVANGRID, we or the Company), is an energy services holding company engaged in the regulated energy distribution business through its principal subsidiary Avangrid Networks, Inc. (Networks) and in the renewable energy generation and gas storage and trading businesses through its principal subsidiary, Avangrid Renewables Holding, Inc. (ARHI). ARHI in turn holds subsidiaries including Avangrid Renewables, LLC (Renewables) and Enstor Gas, LLC (Gas). Iberdrola, S.A. (Iberdrola), a corporation organized under the laws of the Kingdom of Spain, owns 81.6% the outstanding common stock of AVANGRID. The remaining outstanding shares are publicly traded on the New York Stock Exchange and owned by various shareholders. AVANGRID was originally organized in 1997 as NGE Resources, Inc. under the laws of New York as the holding company for the principal operating utility companies.

Note 2. Basis of Presentation

The accompanying notes should be read in conjunction with the notes to the consolidated financial statements of Avangrid, Inc. and subsidiaries as of December 31, 2016 and 2015 and for the three years ended December 31, 2016 included in AVANGRID’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

We believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly our condensed consolidated balance sheets, condensed consolidated statements of income, comprehensive income, cash flows and changes in equity for the interim periods described herein. All such adjustments are of a normal and recurring nature, except as otherwise disclosed. The results for the three months ended March 31, 2017, are not necessarily indicative of the results for the entire fiscal year ending December 31, 2017.

Note 3. Significant Accounting Policies and New Accounting Pronouncements

As of March 31, 2017, there have been no material changes to any significant accounting policies described in our consolidated financial statements as of December 31, 2016 and 2015, and for the three years ended December 31, 2016. The following are new accounting pronouncements issued since December 31, 2016, that we are evaluating to determine their effect on our condensed consolidated interim financial statements.

(a) Clarifying the definition of a business and the scope of asset derecognition guidance, and accounting for partial sales of nonfinancial assets

The Financial Accounting Standards Board (FASB) issued amendments in January 2017 to clarify the definition of a business, and in a second phase of the project, issued amendments in February 2017 concerning asset derecognition and partial sales of nonfinancial assets. The revised definition of a business sets out a new framework for a company to apply in classifying transactions as acquisitions (or disposals) of assets versus businesses. According to the revised definition, an integrated set of activities and assets is a business if it has at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. The definition of outputs is narrowed and aligned with how outputs are described in Accounting Standards Codification, Topic 606, Revenue From Contracts With Customers (ASC 606). The amendments create a two-step method for assessing whether a transaction is an acquisition (disposal) of assets or a business. A set would not be a business when substantially all of the fair value of the gross assets acquired (disposed) is concentrated in a single identifiable asset or group of similar identifiable assets. Fewer transactions are expected to involve acquiring or selling a business as a result of the amendments.

The amendments issued in February 2017 clarify the scope of asset derecognition guidance and accounting for partial sales of nonfinancial assets, and also define in-substance nonfinancial assets. Those amendments apply to a company that: sells nonfinancial assets (land, buildings, materials and supplies, intangible assets) to noncustomers; sells nonfinancial assets and financial assets (cash, receivables) when the value is concentrated in the nonfinancial assets; or sells partial ownership interests in nonfinancial assets. The amendments do not apply to sales to customers or to sales of businesses. The new guidance in ASC 610-20 on accounting for derecognition of a nonfinancial asset and an in-substance nonfinancial asset applies only when the asset (or asset group) does not meet the definition of a business and is not a not-for-profit activity.

The amendments issued in both January 2017 and February 2017 as described above are effective for public entities for annual and interim periods in fiscal years beginning after December 15, 2017, with early adoption permitted. We do not plan to early adopt. For the amendments concerning the definition of a business, an entity should apply the amendments prospectively on or after the effective date. For the amendments concerning asset derecognition and partial sales of nonfinancial assets an entity must apply them at the same time that it applies the new ASC 606 revenue recognition standard and may elect to apply the amendments retrospectively following either a full retrospective approach or a modified retrospective approach, but does not have to apply the same transition method as for ASC 606. Regardless of which transition method an entity applies to contracts with noncustomers, such as transactions within the scope of ASC 610-20, it must apply the amended definition of a business to those contracts. We expect the amendments issued in both January 2017 and February 2017 will affect our accounting for tax equity investments, which we expect to classify as noncontrolling interests in accordance with ASC 606. We are currently evaluating how our adoption of the amendments will affect our results of operations, financial position, cash flows, and disclosures.

(b) Improving the presentation of net periodic benefit costs

In March 2017 the FASB issued amendments to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost in the financial statements. The amendments require an entity to present service cost separately from the other components of net benefit cost, and to report the service cost component in the income statement line item(s) where it reports the corresponding compensation cost. An entity is to present all other components of net benefit cost outside of operating cost, if it presents that subtotal. The amendments also allow only the service cost component to be eligible for capitalization when applicable (for example, as a cost of a self-constructed asset). The amendments are effective for public entities for annual and interim periods in fiscal years beginning after December 15, 2017, with early adoption permitted. We do not plan to early adopt. An entity is required to apply the amendments retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. A practical expedient allows an entity to retrospectively apply the amendments on adoption to net benefit costs for comparative periods by using the amounts disclosed in the notes to financial statements for pension and postretirement benefit plans for those periods. We are currently evaluating how our adoption of the amendments will affect our results of operations, financial position, cash flows, and disclosures.

Note 4. Regulatory Assets and Liabilities

Pursuant to the requirements concerning accounting for regulated operations, our utilities capitalize, as regulatory assets, incurred and accrued costs that are probable of recovery in future electric and natural gas rates. We base our assessment of whether recovery is probable on the existence of regulatory orders that allow for recovery of certain costs over a specific period, or allow for reconciliation or deferral of certain costs. When costs are not treated in a specific order we use regulatory precedent to determine if recovery is probable. Our operating utilities also record, as regulatory liabilities, obligations to refund previously collected revenue or to spend revenue collected from customers on future costs. Substantially all assets or liabilities for which funds have been expended or received are either included in the rate base or are accruing a carrying cost until they will be included in the rate base. The primary items that are not included in the rate base or accruing carrying costs are the regulatory assets for qualified pension and other postretirement benefits, which reflect unrecognized actuarial gains and losses, debt premium, environmental remediation costs which is primarily the offset of accrued liabilities for future spending, unfunded future income taxes, which are the offset to the unfunded future deferred income tax liability recorded, asset retirement obligations, hedge losses and contracts for differences. The total amount of these items is approximately $2,212 million.

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

On June 15, 2016, the New York State Public Service Commission (NYPSC) approved the Joint Proposal (Proposal) in connection with a three-year rate plan for electric and gas service at New York State Electric & Gas Corporation (NYSEG) and Rochester Gas and Electric Corporation (RG&E) effective May 1, 2016. Following the approval of the Proposal most of these items related to NYSEG are amortized over a five-year period, except the portion of storm costs to be recovered over ten years, unfunded deferred taxes being amortized over a period of fifty years and plant related tax items which are amortized over the life of associated plant. Annual amortization expense for NYSEG is approximately $16.5 million per rate year. RG&E items that are being amortized are plant related tax items, which are amortized over the life of associated plant, and unfunded deferred taxes being amortized over a period of fifty years. A majority of the other items related to RG&E, which net to a regulatory liability, remains deferred and will not be amortized until future proceedings or will be used to recover costs of the Ginna Reliability Support Services Agreement (Ginna RSSA).

In the approved Proposal the allowed rate of return on common equity is 9.0% for all companies. The equity ratio for each company is 48%; however the equity ratio is set at 50% for earnings sharing calculation purposes. The customer share of any earnings above allowed levels increases as the ROE increases, with customers receiving 50%, 75% and 90% of earnings over 9.5%, 10.0% and 10.5% ROE, respectively, in the first year. The rate plans also include the implementation of a rate adjustment mechanism designed to return or collect certain defined reconciled revenues and costs; new depreciation rates; and continuation of the existing revenue decoupling mechanisms for each business.

In December 2016, PURA approved new distribution rate schedules for UI for three years which became effective January 1, 2017 and which, among other things, decreased the UI distribution and Competitive Transition Assessment (CTA) allowed ROE from 9.15% to 9.10%, continued UI’s existing earnings sharing mechanism by which UI and customers share on a 50/50 basis all distribution earnings above the allowed ROE in a calendar year, continued the existing decoupling mechanism, and approved the continuation of the requested storm reserve.

Current and non-current regulatory assets as of March 31, 2017 and December 31, 2016, respectively, consisted of:

	March 31,	December 31,
As of	2017	2016
(Millions)
Current
Pension and other post-retirement benefits cost deferrals	$23	$22
Pension and other post-retirement benefits	7	7
Storm costs	40	40
Temporary supplemental assessment surcharge	3	4
Reliability support services	27	27
Revenue decoupling mechanism	13	15
Transmission revenue reconciliation mechanism	14	12
Electric supply reconciliation	—	13
Hedges losses	12	10
Contracts for differences	12	14
Hardship programs	16	16
Deferred property tax	10	10
Plant decommissioning	6	6
Deferred purchased gas	1	14
Deferred transmission expense	15	13
Environmental remediation costs	13	14
Other	36	48
Total Current Regulatory Assets	248	285
Non-current
Pension and other post-retirement benefits cost deferrals	129	134
Pension and other post-retirement benefits	1,285	1,320
Storm costs	232	187
Deferred meter replacement costs	31	32
Unamortized losses on reacquired debt	19	20
Environmental remediation costs	285	287
Unfunded future income taxes	536	542
Asset retirement obligation	16	18
Deferred property tax	29	33
Federal tax depreciation normalization adjustment	160	161
Merger capital expense target customer credit	11	11
Debt premium	146	151
Reliability support services	49	2
Plant decommissioning	14	14
Contracts for differences	68	61
Hardship programs	14	18
Other	87	100
Total Non-current Regulatory Assets	$3,111	$3,091

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

“Storm costs” for Central Maine Power (CMP), NYSEG and RG&E are allowed in rates based on an estimate of the routine costs of service restoration. The companies are also allowed to defer unusually high levels of service restoration costs resulting from major storms when they meet certain criteria for severity and duration. The portion of storm costs in the amount of $123 million is being recovered over ten-year period and the remaining portion is being amortized over five years following the approval of the Proposal by the NYPSC. UI is allowed to defer costs associated with any storm totaling $1 million or greater for future recovery. UI’s storm regulatory asset balance was $0 as of March 31, 2017.

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

“Deferred Transmission Expense” represents deferred transmission income or expense and fluctuates based upon actual revenues and revenue requirements.

Current and non-current regulatory liabilities as of March 31, 2017 and December 31, 2016, respectively, consisted of:

	March 31,	December 31,
As of	2017	2016
(Millions)
Current
Reliability support services (Cayuga)	$1	$3
Non by-passable charges	9	22
Energy efficiency portfolio standard	47	45
Gas supply charge and deferred natural gas cost	14	6
Transmission revenue reconciliation mechanism	9	5
Pension and other post-retirement benefits	1	3
Other post-retirement benefits cost deferrals	14	14
Carrying costs on deferred income tax bonus depreciation	15	15
Carrying costs on deferred income tax - Mixed Services 263(a)	5	5
Yankee DOE Refund	22	24
Merger related rate credits	2	3
Revenue decoupling mechanism	3	9
Other	58	38
Total Current Regulatory Liabilities	200	192
Non-current
Accrued removal obligations	1,126	1,117
Asset sale gain account	9	9
Carrying costs on deferred income tax bonus depreciation	91	95
Economic development	34	35
Merger capital expense target customer credit account	14	15
Pension and other post-retirement benefits	72	76
Positive benefit adjustment	41	42
New York state tax rate change	8	9
Post term amortization	3	3
Theoretical reserve flow thru impact	23	24
Deferred property tax	18	19
Net plant reconciliation	10	10
Variable rate debt	28	28
Carrying costs on deferred income tax - Mixed Services 263(a)	24	25
Rate refund – FERC ROE proceeding	26	26
Transmission congestion contracts	18	18
Merger-related rate credits	20	21
Accumulated deferred investment tax credits	14	15
Asset retirement obligation	11	13
Earning sharing provisions	22	12
Middletown/Norwalk local transmission network service collections	19	19
Low income programs	48	46
Non-firm margin sharing credits	10	7
Deferred income taxes regulatory	574	565
Other	66	69
Total Non-current Regulatory Liabilities	$2,329	$2,318

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

“Pension and other postretirement benefits” represent the actuarial gains on other postretirement plans that will be reflected in customer rates when they are amortized and recognized in future expenses. Because no funds have yet been received for this, a regulatory liability is not reflected within rate base. They also represent the difference between actual expense for pension and other postretirement benefits and the amount provided for in rates. Recovery of these amounts will be determined in future proceedings.

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

“Merger-related rate credits” resulted from the acquisition of UIL. This is being used to moderate increases in rates. In the three months ended March 31, 2017 and 2016, respectively, $2 million and $20 million of rate credits was applied against customer bills.

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

•

NYSEG and RG&E enter into electric energy derivative contracts to hedge the forecasted purchases required to serve their electric load obligations. They hedge their electric load obligations using derivative contracts that are settled based upon Locational Based Marginal Pricing published by the New York Independent System Operator (NYISO). RG&E hedges 70% of its electric load obligations using contracts for a NYISO location where an active market exists. The forward market prices used to value RG&E’s open electric energy derivative contracts are based on quoted prices in active markets for identical assets or liabilities with no adjustment required and therefore we include the fair value in Level 1. NYSEG’s electric energy derivative contracts are exchange traded contracts in a NYISO location where an active market exists. The forward market prices used to value NYSEG’s open electric energy derivative contracts are based on quoted prices in active markets for identical assets or liabilities with no adjustment required and therefore we include the fair value in Level 1.

•

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

•

Contracts for differences (CfDs) entered into by UI are marked-to-market based on a probability-based expected cash flow analysis that is discounted at risk-free interest rates and an adjustment for non-performance risk using credit default swap rates. We include the fair value measurement for these contracts in Level 3 (See Note 6 for further discussion on CfDs).

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

Restricted cash was $5 million as of both March 31, 2017, and December 31, 2016, which is included in “Other Assets” on the balance sheet.

The financial instruments measured at fair value as of March 31, 2017 and December 31, 2016, respectively, consisted of:

As of March 31, 2017	Level 1	Level 2	Level 3	Netting	Total
(Millions)
Securities portfolio (available for sale)	$40	$—	$—	$—	$40
Derivative assets
Derivative financial instruments - power	7	66	70	(57)	86
Derivative financial instruments - gas	90	16	89	(165)	30
Contracts for differences	—	—	17	—	17
Total	97	82	176	(222)	133
Derivative liabilities
Derivative financial instruments - power	(27)	(26)	(5)	53	(5)
Derivative financial instruments - gas	(94)	(18)	(39)	125	(26)
Contracts for differences	—	—	(98)	—	(98)
Derivative financial instruments - other	—	—	(1)	—	(1)
Total	$(121)	$(44)	$(143)	$178	$(130)

As of December 31, 2016	Level 1	Level 2	Level 3	Netting	Total
(Millions)
Securities portfolio (available for sale)	$40	$—	$—	$—	$40
Derivative assets
Derivative financial instruments - power	11	48	58	(42)	75
Derivative financial instruments - gas	180	32	104	(239)	77
Contracts for differences	—	—	20	—	20
Total	191	80	182	(281)	172
Derivative liabilities
Derivative financial instruments - power	(24)	(27)	(3)	39	(15)
Derivative financial instruments - gas	(213)	(34)	(53)	257	(43)
Contracts for differences	—	—	(95)	—	(95)
Total	$(237)	$(61)	$(151)	$296	$(153)

The reconciliation of changes in the fair value of financial instruments based on Level 3 inputs for the three months ended March 31, 2017 and 2016, respectively, is as follows:

	Three Months Ended
	March 31,
(Millions)	2017	2016
Fair Value Beginning of Period,	$31	$(19)
Gains recognized in operating revenues	12	9
(Losses) recognized in operating revenues	(2)	(6)
Total gains recognized in operating revenues	10	3
Gains recognized in OCI	1	1
(Losses) recognized in OCI	(1)	—
Total gains recognized in OCI	—	1
Net change recognized in regulatory assets and liabilities	(5)	(25)
Purchases	3	—
Settlements	(6)	(5)
Fair Value as of March 31,	$33	$(45)
Gains for the period included in operating revenues attributable to the change in unrealized gains relating to financial instruments still held at the reporting date	$10	$3

For assets and liabilities that are recognized in the condensed consolidated financial statements at fair value on a recurring basis, we determine whether transfers have occurred between levels in the hierarchy by re-assessing categorization based on the lowest level of input that is significant to the fair value measurement as a whole at the end of each reporting period. There have been no transfers between Level 1, Level 2 and Level 3 during the periods reported.

Level 3 Fair Value Measurement

The tables below illustrate the significant sources of unobservable inputs used in the fair value measurement of our Level 3 derivatives, and the variability in prices for those transactions classified as Level 3 derivatives.

As of March 31, 2017
Instruments	Instrument Description	Valuation Technique	Valuation Inputs	Index	Avg.	Max.	Min.
Fixed price power and gas swaps	Transactions with delivery periods	Transactions are valued against forward market prices	Observable and extrapolated forward gas and power prices not all of which can be	NYMEX ($/MMBtu)	$ 4.15	$ 7.37	$ 1.64
with delivery	exceeding two	on a	corroborated by	SP15 ($/MWh)	$ 42.70	$80.28	$14.25
period > two	years	discounted	market data for	Mid C ($/MWh)	$ 34.04	$83.93	$ (0.50)
years		basis	identical or	Cinergy ($/MWh)	$ 35.91	$77.49	$18.53
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

The determination of fair value of the CfDs (see Note 6 for further details on CfDs) was based on a probability-based expected cash flow analysis that was discounted at risk-free interest rates, as applicable, and an adjustment for non-performance risk using credit default swap rates. Certain management assumptions were required, including development of pricing that extended over the term of the contracts. We believe this methodology provides the most reasonable estimates of the amount of future discounted cash flows associated with the CfDs. Additionally, on a quarterly basis, we perform analytics to ensure that the fair value of the derivatives is consistent with changes, if any, in the various fair value model inputs. Significant isolated changes in the risk of non-performance, the discount rate or the contract term pricing would result in an inverse change in the fair value of the CfDs. Additional quantitative information about Level 3 fair value measurements of the CfDs is as follows:

Range at
Unobservable Input	March 31, 2017
Risk of non-performance	0.58% - 0.66%
Discount rate	1.50% - 2.40%
Forward pricing ($ per MW)	$3.15 - $9.55

Fair Value of Debt

As of March 31, 2017 and December 31, 2016 debt consisted of first mortgage bonds, fixed and variable unsecured pollution control notes, other various non-current debt securities and obligations under capital leases. The estimated fair value of debt amounted to

$5,243 million and $5,204 million as of March 31, 2017 and December 31, 2016, respectively. The estimated fair value was determined, in most cases, by discounting the future cash flows at market interest rates. The interest rates used to make these calculations take into account the risks associated with the electricity industry and the credit ratings of the borrowers in each case. The fair value hierarchy pertaining to the fair value of debt is considered as Level 2, except for unsecured pollution control notes-variable with a fair value of $61 million as of both March 31, 2017 and December 31, 2016, which are considered Level 3. The fair value of these unsecured pollution control notes-variable are determined using unobservable interest rates as the market for these notes is inactive.

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

The amount recognized in regulatory assets for electricity derivatives was a loss of $20.1 million as of March 31, 2017, and $12.3 million as of December 31, 2016. The amount reclassified from regulatory assets and liabilities into income, which is included in electricity purchased, was a loss of $10.9 million and $34.8 million, for the three months ended March 31, 2017 and 2016, respectively.

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

The amount recognized in regulatory liabilities for natural gas hedges was a gain of $0.5 million as of March 31, 2017, and $3.5 million as of December 31, 2016. The amount reclassified from regulatory assets and liabilities into income, which is included in natural gas purchased, was a gain of $0.6 million and a loss $3.4 million, for the three months ended March 31, 2017 and 2016, respectively.

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

PURA has determined that costs associated with these CfDs will be fully recoverable by UI and CL&P through electric rates, and UI has deferred recognition of costs (a regulatory asset) or obligations (a regulatory liability). For those CfDs signed by CL&P, UI records its approximate 20% portion pursuant to the cost-sharing agreement noted above. As of March 31, 2017, UI has recorded a gross derivative asset of $17 million ($0 of which is related to UI’s portion of the CfD signed by CL&P), a regulatory asset of $81 million, a gross derivative liability of $98 million ($76 million of which is related to UI’s portion of the CfD signed by CL&P) and a regulatory liability of $0. As of December 31, 2016, UI had recorded a gross derivative asset of $19 million ($0 of which is related to UI’s portion of the CfD signed by CL&P), a regulatory asset of $75 million, a gross derivative liability of $95 million ($70 million of which is related to UI’s portion of the CfD signed by CL&P) and a regulatory liability of $0.

The unrealized gains and losses from fair value adjustments to these derivatives, which are recorded in regulatory assets or regulatory liabilities, for the three months ended March 31, 2017 and 2016, respectively, were as follows:

	Three Months Ended
	March 31,
	2017	2016
(Millions)
Regulatory Assets - Derivative liabilities	$5	$(3)
Regulatory Liabilities - Derivative assets	$1	$(22)

The net notional volumes of the outstanding derivative instruments associated with Networks activities as of March 31, 2017 and December 31, 2016, respectively, consisted of:

	March 31,	December 31,
As of	2017	2016
(Millions)
Wholesale electricity purchase contracts (MWh)	5.0	5.6
Natural gas purchase contracts (Dth)	6.0	5.8
Fleet fuel purchase contracts (Gallons)	2.3	2.3

The offsetting of derivatives, location in the condensed consolidated balance sheet and amounts of derivatives associated with Networks activities as of March 31, 2017 and December 31, 2016, respectively, consisted of:

As of March 31, 2017	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$16	$10	$6	$1
Derivative liabilities	(5)	(1)	(39)	(86)
	11	9	(33)	(85)
Designated as hedging instruments
Derivative assets	—	—	—	—
Derivative liabilities	—	—	(1)	—
	—	—	(1)	—
Total derivatives before offset of cash collateral	11	9	(34)	(85)
Cash collateral receivable	—	—	12	8
Total derivatives as presented in the balance sheet	$11	$9	$(22)	$(77)

As of December 31, 2016	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$19	$16	$7	$5
Derivative liabilities	(7)	(5)	(40)	(79)
	12	11	(33)	(74)
Designated as hedging instruments
Derivative assets	—	—	—	—
Derivative liabilities	—	—	—	—
	—	—	—	—
Total derivatives before offset of cash collateral	12	11	(33)	(74)
Cash collateral receivable	—	—	10	2
Total derivatives as presented in the balance sheet	$12	$11	$(23)	$(72)

The effect of derivatives in cash flow hedging relationships on Other Comprehensive Income (OCI) and income for the three months ended March 31, 2017 and 2016, respectively, consisted of:

Three Months Ended March 31,	(Loss) Recognized in OCI on Derivatives	Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income
(Millions)	Effective Portion (a)	Effective Portion (a)
2017
Interest rate contracts	$—	Interest expense	$2
Commodity contracts	(1)	Operating expenses	—
Total	$(1)		$2
2016
Interest rate contracts	$—	Interest expense	$2
Commodity contracts	—	Operating expenses	1
Total	$—		$3

(a)Changes in OCI are reported on a pre-tax basis. The reclassified amounts of commodity contracts are included within “Purchase power, natural gas and fuel used” line item within operating expenses in the condensed consolidated statements of income.

The net loss in accumulated OCI related to previously settled forward starting swaps and accumulated amortization is $74.9 million and $76.7 million as of March 31, 2017 and December 31, 2016, respectively. We recorded $2.0 million and $2.0 million in net derivative losses related to discontinued cash flow hedges for the three months ended March 31, 2017 and 2016, respectively. We will amortize approximately $8.0 million of discontinued cash flow hedges in 2017. During the three months ended March 31, 2017 and 2016, there was no ineffective portion for cash flow hedges.

The unrealized loss of $0.8 million on hedge activities is reported in OCI because the forecasted transaction is considered to be probable as of March 31, 2017. We expect that $0.8 million of those losses will be reclassified into earnings within the next twelve months. The maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted fleet fuel transactions is twelve months.

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

Renewables will periodically designate derivative contracts as cash flow hedges for both its thermal and wind portfolios. To the extent that the derivative contracts are effective in offsetting the variability of cash flows associated with future power sales and gas purchases, the fair value changes are recorded in OCI. Any hedge ineffectiveness is recorded in current period earnings. For thermal operations, Renewables will periodically designate both fixed price NYMEX gas contracts and AECO basis swaps that hedge the fuel requirements of its Klamath Plant in Klamath, Oregon. Renewables will also designate fixed price power swaps at various locations in the U.S. market to hedge future power sales from its Klamath facility and various wind farms.

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

The net notional volumes of outstanding derivative instruments associated with Renewables and Gas activities as of March 31, 2017 and December 31, 2016, respectively, consisted of:

	March 31,	December 31,
As of	2017	2016
(MWh/Dth in millions)
Wholesale electricity purchase contracts	2	3
Wholesale electricity sales contracts	7	7
Natural gas and other fuel purchase contracts	314	329
Financial power contracts	8	8
Basis swaps – purchases	60	49
Basis swaps – sales	76	45

The fair values of derivative contracts associated with Renewables and Gas activities as of March 31, 2017 and December 31, 2016, respectively, consisted of:

	March 31,	December 31,
As of	2017	2016
(Millions)
Wholesale electricity purchase contracts	$(10)	$(2)
Wholesale electricity sales contracts	25	6
Natural gas and other fuel purchase contracts	6	30
Financial power contracts	64	56
Basis swaps – purchases	(8)	3
Basis swaps – sales	5	(2)
Total	$82	$91

The effect of trading derivatives associated with Renewables and Gas activities for the three months ended March 31, 2017 and 2016, consisted of:

	Three Months Ended
	March 31,
	2017	2016
(Millions)
Wholesale electricity purchase contracts	$(3)	$—
Wholesale electricity sales contracts	7	(1)
Financial power contracts	(3)	1
Financial and natural gas contracts	4	(30)
Total Gain (Loss)	$5	$(30)

The effect of non-trading derivatives associated with Renewables and Gas activities for the three months ended March 31, 2017 and 2016, consisted of:

	Three Months Ended
	March 31,
	2017	2016
(Millions)
Wholesale electricity purchase contracts	$(6)	$(3)
Wholesale electricity sales contracts	11	6
Financial power contracts	16	1
Financial and natural gas contracts	(4)	(9)
Total Gain (Loss)	$17	$(5)

Such gains and losses are included in “Operating revenues” and in “Purchased power, natural gas and fuel used” operating expenses in the condensed consolidated statements of income, depending upon the nature of the transaction.

The offsetting of derivatives, location in the condensed consolidated balance sheet and amounts of derivatives associated with Renewables and Gas activities as of March 31, 2017 and December 31, 2016, respectively, consisted of:

As of March 31, 2017	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$79	$117	$100	$6
Derivative liabilities	(30)	(7)	(115)	(10)
	49	110	(15)	(4)
Designated as hedging instruments
Derivative assets	16	8	—	1
Derivative liabilities	—	(2)	(15)	(1)
	16	6	(15)	—
Total derivatives before offset of cash collateral	65	116	(30)	(4)
Cash collateral receivable (payable)	(19)	(49)	2	1
Total derivatives as presented in the balance sheet	$46	$67	$(28)	$(3)

As of December 31, 2016	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$198	$108	$78	$7
Derivative liabilities	(118)	(4)	(132)	(16)
	80	104	(54)	(9)
Designated as hedging instruments
Derivative assets	25	4	—	—
Derivative liabilities	(1)	—	(39)	(21)
	24	4	(39)	(21)
Total derivatives before offset of cash collateral	104	108	(93)	(30)
Cash collateral receivable (payable)	(17)	(46)	41	24
Total derivatives as presented in the balance sheet	$87	$62	$(52)	$(6)

The effect of derivatives in cash flow hedging relationships on OCI and income for the three months ended March 31, 2017 and 2016, respectively, consisted of:

Three Months Ended March 31,	Gain Recognized in OCI on Derivatives	Location of Gain Reclassified from Accumulated OCI into Income	Loss (Gain) Reclassified from Accumulated OCI into Income
(Millions)	Effective Portion (a)	Effective Portion (a)
2017
Commodity contracts	$4	Revenues	$33
Total	$4		$33
2016
Commodity contracts	$3	Revenues	$(46)
Total	$3		$(46)

(a)	Changes in OCI are reported on a pre-tax basis.

Amounts are reclassified from accumulated OCI into income in the period during which the transaction being hedged affects earnings or when it becomes probable that a forecasted transaction being hedged would not occur. Notwithstanding future changes in prices, approximately $0.5 million of gain included in accumulated OCI at March 31, 2017, is expected to be reclassified into earnings within the next 12 months. During the three months ended March 31, 2017 and 2016, we recorded a net loss of $0.3 million and $4.4 million, respectively, in earnings as a result of ineffectiveness from cash flow hedges. The net loss in accumulated OCI related to a discontinued cash flow hedge is $0.5 million as of March 31, 2017. This amount will be amortized in 2018.

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

The wholesale power supply agreements of UI contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit rating on senior debt were to fall below investment grade. If such an event had occurred as of March 31, 2017, UI would have had to post an aggregate of approximately $11 million in collateral.

We have various master netting arrangements in the form of multiple contracts with various single counterparties that are subject to contractual agreements that provide for the net settlement of all contracts through a single payment. Those arrangements reduce our exposure to a counterparty in the event of default on or termination of any single contract. For financial statement presentation purposes, we offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim or the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. The amounts of cash collateral under master netting arrangements that have not been offset against net derivative positions were $23 million and $20 million as of March 31, 2017 and December 31, 2016, respectively. Derivative instruments settlements and collateral payments are included in “Other assets/liabilities” of operating activities in the condensed consolidated statements of cash flows.

Certain of our derivative instruments contain provisions that require us to maintain an investment grade credit rating on our debt from each of the major credit rating agencies. If our debt were to fall below investment grade, we would be in violation of those provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit risk related contingent features that are in a liability position as of March 31, 2017 is $20.1 million, for which we have posted collateral.

Note 7. Contingencies

We are party to various legal disputes arising as part of our normal business activities. We assess our exposure to these matters and record estimated loss contingencies when a loss is likely and can be reasonably estimated.

Transmission - ROE Complaint – CMP and UI

On September 30, 2011, the Massachusetts Attorney General, Massachusetts Department of Public Utilities, Connecticut Public Utilities Regulatory Authority, New Hampshire Public Utilities Commission, Rhode Island Division of Public Utilities and Carriers, Vermont Department of Public Service, numerous New England consumer advocate agencies and transmission tariff customers collectively filed a complaint (Complaint I) with the FERC pursuant to sections 206 and 306 of the Federal Power Act. The filing parties sought an order from the FERC reducing the 11.14% base return on equity used in calculating formula rates for transmission service under the ISO-New England Open Access Transmission Tariff (OATT) to 9.2%. CMP and UI are New England Transmission Owners (NETOs) with assets and service rates that are governed by the OATT and therefore are affected by any FERC order resulting from the filed complaint.

On June 19, 2014, the FERC issued its decision in Complaint I, establishing an ROE methodology and setting an issue for a paper hearing.  On October 16, 2014, FERC issued its final decision in Complaint I setting the base ROE at 10.57% and a maximum total ROE of 11.74% (base plus incentive ROEs) for the October 2011 – December 2012 period as well as prospectively from October 16, 2014, and ordered the NETOs to file a refund report. On November 17, 2014, the NETOs filed the requested refund report.

On March 3, 2015, the FERC issued an order on requests for rehearing of its October 16, 2014 decision. The March order upheld the FERC’s June 19, 2014 decision and further clarified that the 11.74% ROE cap will be applied on a project specific basis and not on a transmission owner’s total average transmission return. In June 2015 the NETOs and complainants both filed an appeal in the U.S. Court of Appeals for the District of Columbia of the FERC’s final order. On April 14, 2017, the Court of Appeals (the Court) issued its decision.  The Court vacated FERC’s decision on Complaint I and remanded it to FERC. The Court found that FERC, as directed by statute, did not determine first that the existing ROE was unjust and unreasonable before determining a new ROE. The Court ruled that FERC must first determine that the then existing 11.14% base ROE was unjust and unreasonable before selecting the 10.57% as the new base ROE. The Court also found that FERC did not provide reasoned judgment as to why 10.57%, the point ROE at the midpoint of the upper end of the zone of reasonableness, is a just and reasonable ROE as FERC only explained in its order that the midpoint of 9.39% was not just and reasonable and a higher base ROE was warranted. The parties or FERC could appeal the decision to the United States Supreme Court or FERC could provide additional justification and issue a decision on remand.  We cannot predict the outcome of an appeal or other action by FERC.

On December 26, 2012, a second ROE complaint (Complaint II) for a subsequent rate period was filed requesting the ROE be reduced to 8.7%. On June 19, 2014, FERC accepted Complaint II, established a 15-month refund effective date of December 27, 2012, and set the matter for hearing using the methodology established in Complaint I.

On July 31, 2014, a third ROE complaint (Complaint III) was filed for a subsequent rate period requesting the ROE be reduced to 8.84%. On November 24, 2014, FERC accepted the Complaint III, established a 15-month refund effective date of July 31, 2014, and set this matter consolidated with Complaint II for hearing in June 2015. Hearings were held in June 2015 on Complaints II and III before a FERC Administrative Law Judge, relating to the refund periods and going forward period. On July 29, 2015, post-hearing briefs were filed by parties and on August 26, 2015 reply briefs were filed by parties. On July 13, 2015, the NETOs filed a petition for review of FERC’s orders establishing hearing and consolidation procedures for Complaints II and III with the U.S. Court of Appeals. The FERC Administrative Law Judge issued an Initial Decision on March 22, 2016. The Initial Decision determined that: (1) for the 15-month refund period in Complaint II, the base ROE should be 9.59% and that the ROE Cap (base ROE plus incentive ROEs) should be 10.42% and (2) for the 15-month refund period in Complaint III and prospectively, the base ROE should be 10.90% and that the ROE Cap should be 12.19%. The Initial Decision is the Administrative Law Judge’s recommendation to the FERC Commissioners. The FERC is expected to make its final decision later in 2017, once FERC has enough commissioners to provide a quorum for decision-making.

CMP and UI reserved for refunds for Complaints I, II and III consistent with the FERC’s March 3, 2015 final decision in Complaint I. The CMP and UI total reserve associated with Complaints II and III is $21.9 million and $4.4 million, respectively, as of March 31, 2017, which has not changed since December 31, 2016, except for the accrual of carrying costs. If adopted as final, the impact of the initial decision would be an additional aggregate reserve for Complaints II and III of $17.1 million, which is based upon currently available information for these proceedings. We cannot predict the outcome of the Complaint II and III proceedings.

On April 29, 2016, a fourth ROE complaint (Complaint IV) was filed for a rate period subsequent to prior complaints requesting the base ROE be 8.61% and ROE Cap be 11.24%.  The NETOs filed a response to the Complaint IV on June 3, 2016. On September 20, 2016, FERC accepted the Complaint IV, established a 15-month refund effective date of April 29, 2016, and set the matter for hearing and settlement judge procedures. On February 1, 2017, the complainants filed their initial testimony recommending a base ROE of 8.59%. On March 23, 2017, the NETOs filed their answering testimony supporting the continuation of the base ROE from Complaint I of 10.57%. A range of possible outcomes is not able to be determined at this time due to the preliminary state of this matter. We cannot predict the outcome of the Complaint IV proceeding. Hearings are being held later this year with an expected Initial Decision from the Administrative Law Judge in November 2017.

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

In November 2013 the U.S. Court of Claims issued its decision in the Phase II case (the second six-year period). The court’s decision awarded the Yankee Companies a combined $235.4 million (Connecticut Yankee $126.3 million, Maine Yankee $37.7 million, and Yankee Atomic $73.3 million). The Phase II period covers January 1, 2002, through December 31, 2008, for Connecticut Yankee and Yankee Atomic, and January 1, 2003, through December 31, 2008, for Maine Yankee. Maine Yankee’s damage award was lower because it recovered a larger amount in the Phase I case ($82 million) and its decommissioning was both less expensive and completed sooner than the other Yankee Companies.  The damage awards flow through the Yankee Companies to shareholders (including CMP and UI) to reduce retail customer charges.  In January 2014 the government informed the Yankee Companies that it would not appeal the Trial Court decision, as a result the Yankee Companies received full payment in April 2014. CMP’s share of the award was approximately $28.2 million which was credited back to customers. UI received approximately $12 million of such award which was applied, in part, against its remaining storm regulatory asset balance. The remaining regulatory liability balance was applied to UI’s generation service charge “working capital allowance” and was returned to customers through the non-by-passable federally mandated congestion charge.

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

NYPSC Staff Review of Earnings Sharing Calculations and Other Regulatory Deferrals

In December 2012, the NYPSC Staff (Staff) informed NYSEG and RG&E that the Staff had conducted an audit of the companies’ annual compliance filings (ACF) for 2009 through August 31, 2010, and the first rate year of the current rate plan, September 1, 2010 through August 31, 2011. The Staff’s preliminary findings indicated adjustments to deferred balances primarily associated with storm costs and the treatment of certain incentive compensation costs for purposes of the 2011 ACF. The Staff’s findings included approximately $9.8 million of adjustments to deferral balances and customer earnings sharing accruals. NYSEG and RG&E reviewed the Staff’s adjustments and work papers and responded in early 2013. NYSEG and RG&E disagreed with certain Staff conclusions and as a result recorded a $3.4 million reserve in December 2012 in anticipation of settling the issues identified by the Staff. In the Proposal approved by the NYPSC (see Note 4) the parties agreed that in full and final resolution of all issues identified for all years through 2012, and in full and final resolution of storm-related deferrals through 2014, the companies will add $2.4 million to the customer share of earnings sharing. The Staff indicated in December 2016 that it had completed its review of 2013 and 2014 ACFs and no additional issues were identified.

New York State Department of Public Service Investigation of the Preparation for and Response to the March 2017 Windstorm

At the direction of Governor Andrew Cuomo, on March 11, 2017 the New York State Department of Public Service (the “Department”) commenced an investigation of NYSEG’s and RG&E’s preparation for and response to the March 2017 windstorm, which affected more than 219,000 customers. The Department investigation will include a comprehensive review of NYSEG’s and RG&E’s preparation for and response to the windstorm, including the all aspects of the companies’ filed and approved emergency plan. The Department held public hearings on April 12 and 13, 2017. We cannot predict the outcome of this investigation.

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

Guarantee Commitments to Third Parties

As of March 31, 2017, we had approximately $2.7 billion of standby letters of credit, surety bonds, guarantees and indemnifications outstanding. These instruments provide financial assurance to the business and trading partners of AVANGRID and its subsidiaries in their normal course of business.  The instruments only represent liabilities if AVANGRID or its subsidiaries fail to deliver on contractual obligations. We therefore believe it is unlikely that any material liabilities associated with these instruments will be incurred and, accordingly, as of March 31, 2017, neither we nor our subsidiaries have any liabilities recorded for these instruments.

Note 8. Environmental Liabilities

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

We have recorded an estimated liability of $6 million related to ten of the twenty-five sites. We have paid remediation costs related to the remaining fifteen sites and do not expect to incur additional liabilities. Additionally, we have recorded an estimated liability of $8 million related to another ten sites where we believe it is probable that we will incur remediation costs and or monitoring costs, although we have not been notified that we are among the potentially responsible parties or that we are regulated under State Resource Conservation and Recovery Act programs. We recorded a corresponding regulatory asset because we expect to recover these costs in rates. It is possible the ultimate cost to remediate these sites may be significantly more than the accrued amount. Our estimate for costs to remediate these sites ranges from $12 million to $22 million as of March 31, 2017. Factors affecting the estimated remediation amount include the remedial action plan selected, the extent of site contamination, and the portion of remediation attributed to us.

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

Our estimate for all costs related to investigation and remediation of the fifty-three sites ranges from $221 million to $465 million as of March 31, 2017. Our estimate could change materially based on facts and circumstances derived from site investigations, changes in required remedial actions, changes in technology relating to remedial alternatives, and changes to current laws and regulations.

As of both March 31, 2017 and December 31, 2016, the liability associated with MGP sites in Connecticut, the remediation costs of which could be significant and will be subject to a review by PURA as to whether these costs are recoverable in rates, was $97 million.

The liability to investigate and perform remediation at the known inactive MGP sites was $384 million and $388 million as of March 31, 2017 and December 31, 2016, respectively. We recorded a corresponding regulatory asset, net of insurance recoveries and the amount collected from FirstEnergy, as described below, because we expect to recover the net costs in rates. Our environmental liability accruals are recorded on an undiscounted basis and are expected to be paid through the year 2053.

Certain other Connecticut and Massachusetts regulated gas companies own or have previously owned properties where MGPs had historically operated. MGP operations have led to contamination of soil and groundwater with petroleum hydrocarbons, benzene and metals, among other things, at these properties, the regulation and cleanup of which is regulated by the federal Resource Conservation and Recovery Act as well as other federal and state statutes and regulations. Each of the companies has or had an ownership interest in one or more such properties contaminated as a result of MGP-related activities. Under the existing regulations, the cleanup of such sites requires state and at times, federal, regulators’ involvement and approval before cleanup can commence. In certain cases, such contamination has been evaluated, characterized and remediated. In other cases, the sites have been evaluated and characterized, but not yet remediated. Finally, at some of these sites, the scope of the contamination has not yet been fully characterized; no liability was recorded in respect of these sites as of March 31, 2017 and no amount of loss, if any, can be reasonably estimated at this time. In the past, the companies have received approval for the recovery of MGP-related remediation expenses from customers through rates and will seek recovery in rates for ongoing MGP-related remediation expenses for all of their MGP sites.

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

Century Indemnity and OneBeacon

On August 14, 2013, NYSEG filed suit in federal court against two excess insurers, Century Indemnity and OneBeacon, who provided excess liability coverage to NYSEG. NYSEG seeks payment for clean-up costs associated with contamination at 22 former manufactured gas plants. Based on estimated clean-up costs of $282 million, the carriers’ allocable share could equal or exceed approximately $89 million, excluding pre-judgment interest, although this amount may change substantially depending upon the determination of various factual matters and legal issues during the case.

Century Indemnity and One Beacon have answered admitting issuance of the excess policies, but contesting coverage and providing documentation proving they received notice of the claims in the 1990s. On March 31, 2017, the District Court granted motions filed by Century Indemnity and One Beacon dismissing all of NYSEG’s claims against both defendants on the grounds of late notice.  NYSEG filed a motion with the District Court on April 14, 2017 seeking reconsideration of the Court’s decision and is researching grounds for further appeal if the reconsideration motion is denied. We cannot predict the outcome of this matter; however, any recovery will be flowed through to NYSEG ratepayers.

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

As of December 31, 2016, we reserved $30 million for this case. As of March 31, 2017, the reserve amount remained unchanged. We cannot predict the outcome of this matter.

Note 9. Post-retirement and Similar Obligations

We made no pension contributions for the three months ended March 31, 2017. We expect to make $33 million of contributions for the remainder of 2017.

The components of net periodic benefit cost for pension benefits for the three months ended March 31, 2017 and 2016, respectively, consisted of:

	Three Months Ended
	March 31,
	2017	2016
(Millions)
Service cost	$11	$11
Interest cost	35	35
Expected return on plan assets	(50)	(51)
Amortization of:
Prior service costs	—	—
Actuarial loss	32	38
Net Periodic Benefit Cost	$28	$33

The components of net periodic benefit cost for postretirement benefits for the three months ended March 31, 2017 and 2016, respectively, consisted of:

	Three Months Ended
	March 31,
	2017	2016
(Millions)
Service cost	$1	$1
Interest cost	5	6
Expected return on plan assets	(2)	(3)
Amortization of:
Prior service costs	(2)	(2)
Actuarial loss	1	2
Net Periodic Benefit Cost	$3	$4

Note 10. Equity

As of March 31, 2017, our share capital consisted of 500,000,000 shares of common stock authorized, 309,670,932 shares issued and 309,069,291 shares outstanding, 81.6% of which is owned by Iberdrola, each having a par value of $0.01, for a total value of common stock capital of $3 million and additional paid in capital of $13,653 million. As of December 31, 2016, our share capital consisted of 500,000,000 shares of common stock authorized, 309,600,439 shares issued and 308,993,149 shares outstanding, 81.5% of which was owned by Iberdrola, each having a par value of $0.01, for a total value of common stock capital of $3 million and additional paid in capital of $13,653 million. We had 485,810 and 491,459 shares of common stock held in trust and no convertible preferred shares outstanding as of March 31, 2017 and December 31, 2016, respectively. During the three months ended March 31, 2017, we issued 70,493 shares of common stock and released 5,649 shares of common stock held in trust each having a par value of $0.01. During the three months ended March 31, 2016, we issued 97,479 shares of common stock and released 132,800 shares of common stock held in trust each having a par value of $0.01.

On April 28, 2016, we entered into a repurchase agreement with J.P. Morgan Securities, LLC. (JPM), pursuant to which JPM will, from time to time, acquire, on behalf of AVANGRID, shares of common stock of AVANGRID. The purpose of the stock repurchase program is to allow AVANGRID to maintain the relative ownership percentage by Iberdrola at 81.5%. The stock repurchase program may be suspended or discontinued at any time upon notice. As of March 31, 2017, we have 115,831 shares of common stock of AVANGRID, which were repurchased during 2016 in the open market. The total cost of repurchase, including commissions, was $5 million.

Accumulated Other Comprehensive Loss

Accumulated OCI for the three months ended March 31, 2017 and 2016, respectively, consisted of:

	As of December 31,	Three Months Ended March 31,	As of March 31,	As of December 31,	Three Months Ended March 31,	As of March 31,
	2016	2017	2017	2015	2016	2016
(Millions)
Gain on revaluation of defined benefit plans, net of income tax expense of $2.8 for 2016	$(14)	$—	$(14)	$(21)	$4	$(17)
Loss for nonqualified pension plans	(7)	—	(7)	(8)	—	(8)
Unrealized gain during period on derivatives qualifying as cash flow hedges, net of income tax expense of $1.3 for 2017 and $1.2 for 2016	5	2	7	31	2	33
Reclassification to net income of losses (gains) on cash flow hedges, net of income tax expense (benefit) of $13.6 for 2017 and $(16.6) for 2016(a)	(70)	23	(47)	(54)	(26)	(80)
Gain (loss) on derivatives qualifying as cash flow hedges	(65)	25	(40)	(23)	(24)	(47)
Accumulated Other Comprehensive Loss	$(86)	$25	$(61)	$(52)	$(20)	$(72)

(a)	Reclassification is reflected in the operating expenses line item in the condensed consolidated statements of income.

Note 11. Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to AVANGRID by the weighted-average number of shares of our common stock outstanding. During the three months ended March 31, 2017 and 2016, while we did have securities that were dilutive, these securities did not result in a change in our earnings per share calculation for the three months ended March 31, 2017 and 2016.

The calculations of basic and diluted earnings per share attributable to AVANGRID, for the three months ended March 31, 2017 and 2016, respectively, consisted of:

	Three Months Ended
	March 31,
	2017	2016
(Millions, except for number of shares and per share data)
Numerator:
Net income attributable to AVANGRID	$239	$212
Denominator:
Weighted average number of shares outstanding - basic	309,508,889	309,538,215
Weighted average number of shares outstanding - diluted	309,837,442	309,808,006
Earnings per share attributable to AVANGRID
Earnings Per Common Share, Basic	$0.77	$0.69
Earnings Per Common Share, Diluted	$0.77	$0.69

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

Products and services are sold between reportable segments and affiliate companies at cost. The chief operating decision maker evaluates segment performance based on segment adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) defined as net income adding back income tax expense, depreciation and amortization and interest expense net of capitalization, and then subtracting other income and (expense) and earnings from equity method investments per segment. Segment income, expense, and assets presented in the accompanying tables include all intercompany transactions that are eliminated in the condensed consolidated financial statements.

Segment information as of and for the three months ended March 31, 2017, consisted of:

Three Months Ended March 31, 2017	Networks	Renewables	Gas	Other (a)	AVANGRID Consolidated
(Millions)
Revenue - external	$1,460	$285	$14	$(1)	$1,758
Revenue - intersegment	(1)	2	11	(12)	—
Depreciation and amortization	113	78	6	—	197
Operating income (loss)	336	56	7	(1)	398
Adjusted EBITDA	449	133	14	(1)	595
Earnings (losses) from equity method investments	4	(2)	—	—	2
Capital expenditures	$267	$257	$1	$—	$525
As of March 31, 2017
Property, plant and equipment	13,168	8,133	496	—	21,797
Equity method investments	149	235	—	—	384
Total assets	$20,998	$9,996	$1,041	$(639)	$31,396

(a)	Does not represent a segment. It mainly includes Corporate and intersegment eliminations.

Included in revenue-external for the three months ended March 31, 2017, are: $921 million from regulated electric operations, $537 million from regulated gas operations and $2 million amounts from other operations of Networks; $285 million from renewable energy generation of Renewables; $4 million from gas storage services and $10 million from gas trading operations of Gas.

Segment information for the three months ended March 31, 2016, consisted of:

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

Included in revenue-external for the three months ended March 31, 2016, are: $913 million from regulated electric operations, $477 million from regulated gas operations and no amounts from other operations of Networks; $276 million from renewable energy generation of Renewables; $7 million from gas storage services and $(4) million from gas trading operations of Gas.

Reconciliation of consolidated Adjusted EBITDA to the AVANGRID consolidated Net Income for the three months ended March 31, 2017 and 2016, respectively, is as follows:

	Three Months Ended
	March 31,
	2017	2016
(Millions)
Consolidated Adjusted EBITDA	$595	$554
Less:
Depreciation and amortization	197	205
Interest expense, net of capitalization	71	84
Income tax expense	103	104
Add:
Other income	13	49
Earnings from equity method investments	2	2
Consolidated Net Income	$239	$212

Note 13. Related Party Transactions

We engage in related party transactions that are generally billed at cost and in accordance with applicable state and federal commission regulations.

Related party transactions for the three months ended March 31, 2017 and 2016, respectively, consisted of:

Three Months Ended March 31,	2017		2016
(Millions)	Sales To	Purchases From	Sales To	Purchases From
Iberdrola Canada Energy Services, Ltd	$—	$(10)	$—	$(5)
Iberdrola Renovables Energía, S.L.	—	(2)	—	(3)
Iberdrola, S.A.	—	(9)	—	(8)
Other	16	—	1	—

In addition to the statements of income items above, we made purchases of turbines for wind farms from Siemens-Gamesa, in which our ultimate parent, Iberdrola, has an 8.1% ownership. The amounts capitalized for these transactions were $66 million and $269 million as of March 31, 2017 and December 31, 2016, respectively. In addition, included in “Other Assets” are $62 million of safe harbor turbine payments we made to Siemens-Gamesa as of March 31, 2017.

Related party balances as of March 31, 2017 and December 31, 2016, respectively, consisted of:

As of	March 31, 2017		December 31, 2016
(Millions)	Owed By	Owed To	Owed By	Owed To
Iberdrola Canada Energy Services, Ltd.	$—	$(20)	$—	$(14)
Siemens-Gamesa	—	(105)	1	(181)
Iberdrola, S.A.	—	(9)	—	(30)
Iberdrola Energy Projects, Inc.	—	—	—	—
Iberdrola Renovables Energía, S.L.	—	(2)	2	—
Other	17	(1)	22	(3)

Transactions with Iberdrola, our majority shareholder, relate predominantly to the provision and allocation of corporate services and management fees. Also included within the Purchases From category are charges for credit support relating to guarantees Iberdrola has provided to third parties guaranteeing our performance. All costs that can be specifically allocated, to the extent possible, are charged directly to the company receiving such services. In situations when Iberdrola corporate services are provided to two or more companies of AVANGRID any costs remaining after direct charge are allocated using agreed upon cost allocation methods designed to allocate those costs. We believe that the allocation method used is reasonable.

Transactions with Iberdrola Canada Energy Services predominantly relate to the purchase of gas for ARHI’s gas-fired cogeneration facility in Klamath, Oregon.

There have been no guarantees provided or received for any related party receivables or payables. These balances are unsecured and are typically settled in cash. Interest is not charged on regular business transactions but is charged on outstanding loan balances. There have been no impairments or provisions made against any affiliated balances.

Networks holds an approximate 20% ownership interest in the regulated New York TransCo, LLC (New York TransCo). Through New York TransCo, Networks has formed a partnership with Central Hudson Gas and Electric Corporation, Consolidated Edison, Inc., National Grid, plc and Orange and Rockland Utilities, Inc. to develop a portfolio of interconnected transmission lines and substations to fulfill the objectives of the New York energy highway initiative, which is a proposal to install up to 3,200 MW of new electric generation and transmission capacity in order to deliver more power generated from upstate New York power plants to downstate New York. As of March 31, 2017 the amount receivable from New York TransCo was $11 million.

AVANGRID manages its overall liquidity position as part of the broader Iberdrola Group and is a party to a notional cash pooling agreement with Bank Mendes Gans, N.V. (BMG), along with certain subsidiaries of Iberdrola. Cash surpluses remaining after meeting the liquidity requirements of AVANGRID and its subsidiaries may be deposited at BMG. Deposits, or credit balances, serve as collateral against the debit balances of other parties to the notional cash pooling agreement. The BMG balance at both March 31, 2017 and December 31, 2016, was zero.

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

We establish provisions for uncollectible accounts for DPAs by using both historical average loss percentages to project future losses and by establishing specific provisions for known credit issues. Amounts are written off when reasonable collection efforts have been exhausted. DPA receivable balances were $58 million and $54 million at March 31, 2017 and December 31, 2016, respectively. The allowance for doubtful accounts for DPAs at March 31, 2017 and December 31, 2016, was $31 million and $30 million, respectively. Furthermore, the provision for bad debts associated with the DPAs for the three months ended March 31, 2017 and 2016 was $1 million and $(1) million, respectively.

Note 15. Income Tax Expense

The effective tax rate for the three months ended March 31, 2017, was 30.1%, which is lower than the 35% statutory federal income tax rate predominantly due to the recognition of production tax credits associated with wind production. Additionally, a $14 million increase in income tax expense is due to unfunded future income tax to reflect the change from a flow through to normalization method, which has been recorded as an increase to revenue, with an offsetting and equal increase to income tax expense. This increase was offset by other discrete tax adjustments during the period. The effective tax rate for the three months ended March 31, 2016, was 32.9%, which is lower than the 35% statutory federal income tax rate primarily due to the recognition of production tax credits associated with wind production.

Note 16. Stock-Based Compensation Expense

Pursuant to the 2016 Avangrid, Inc. Omnibus Incentive Plan 5,327 additional performance stock units (PSUs) were granted to certain officers and employees of AVANGRID in March 2017. The PSUs will vest upon achievement of certain performance- and market-based metrics related to the 2016 through 2019 plan and will be payable in three equal installments in 2020, 2021 and 2022. The fair value on the grant date was determined $31.80 per share.

The total stock-based compensation expense, which is included in operations and maintenance of the condensed consolidated statements of income, for the three months ended March 31, 2017 and 2016, was $1.3 million and $1.4 million, respectively.

The total liability relating to stock-based compensation, which is included in other non-current liabilities, was $9.6 million and $9.5 million as of March 31, 2017 and December 31, 2016, respectively. Before 2016 the Company’s historical stock-based compensation expense and liabilities were based on shares of Iberdrola and not on shares of the Company. These Iberdrola shares-based awards were early terminated at the end of 2015, and the liability will be settled in two equal installments no later than June 30, 2017 and March 30, 2018.

Note 17. Tax Equity Financing Arrangements

The sale of a membership interest in the tax equity financing arrangements (TEFs) represents the sale of an equity interest in a structure that is considered in substance real estate. Under existing guidance for real estate financings, the membership interests in the TEFs we sold to the third-party investors are reflected as a financing obligation in the consolidated balance sheets. We continue to fully consolidate the TEFs’ assets and liabilities in the consolidated balance sheets and to report the results of the TEFs’ operations in the consolidated statements of income. The presentation reflects revenues and expenses from the TEFs’ operations on a fully consolidated basis. We consolidate the TEF’s based on being the primary beneficiary for these variable interest entities (VIEs). The liabilities are increased for cash contributed by the third-party investors, interest accrued, and the federal income tax impact to the third-party investors of the allocation of taxable income. Interest is accrued on the balance using the effective interest method and the third-party investors’ targeted rate of return. The balance accrued interest at an average rate of 5.3% and 5.4% as of March 31, 2017 and December 31, 2016, respectively. The liabilities are reduced by cash distributions to the third-party investors, the allocation of production tax credits to the third-party investors, and the federal income tax impact to the third-party investors of the allocation of taxable losses. This treatment is expected to remain consistent over the terms of the TEFs.

The assets and liabilities of these VIEs totaled approximately $1,293 million and $218 million, respectively, at March 31, 2017. As of December 31, 2016, the assets and liabilities of VIEs totaled approximately $1,343 million and $244 million, respectively. At March 31, 2017 and December 31, 2016, the assets and liabilities of the VIEs consisted primarily of property, plant and equipment, equity method investments and TEF liabilities. At March 31, 2017 and December 31, 2016, equity method investments of VIEs were approximately $159 million and $161 million, respectively.

At December 31, 2016, we considered the following four structures to be TEFs: (1) Aeolus Wind Power II LLC, (2) Aeolus Wind Power III LLC, (3) Aeolus Wind Power IV LLC, and (4) Locust Ridge Wind Farm, LLC (collectively, Aeolus). In February 2017, we acquired the tax equity investor’s interest in Locust Ridge Wind Farm, LLC for $5 million. This acquisition converted the partnership to a single member limited liability company and it no longer qualifies as a VIE.

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

Note 18. Subsequent Events

On April 20, 2017, the board of directors of AVANGRID declared a quarterly dividend of $0.432 per share on its common stock. This dividend is payable on July 3, 2017 to shareholders of record at the close of business on June 9, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements as of December 31, 2016 and 2015, and for the three years ended December 31, 2016, included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission, or the SEC, on March 10, 2017, which we refer to as our “Form 10-K.” In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. The foregoing and other factors are discussed and should be reviewed in our Form 10-K and other subsequent filings with the SEC.

Overview

AVANGRID is a diversified energy and utility company with more than $31 billion in assets and operations in 27 states. The company operates regulated utilities and electricity generation through two primary lines of business. Avangrid Networks is comprised of eight electric and natural gas utilities, serving approximately 3.2 million customers in New York and New England. Avangrid Renewables operates 6.5 gigawatts of electricity capacity, primarily through wind power, in 22 states across the United States. AVANGRID employs approximately 6,800 people. AVANGRID was formed by a merger between Iberdrola USA, Inc. and UIL Holdings Corporation in 2015. Iberdrola S.A., or Iberdrola, a corporation (sociedad anónima) organized under the laws of the Kingdom of Spain, a worldwide leader in the energy industry, directly owns 81.6% of the outstanding shares of AVANGRID common stock. Our primary business is ownership of our operating businesses, which are described below.

Our direct, wholly-owned subsidiaries include Avangrid Networks, Inc., or Networks, and Avangrid Renewables Holdings, Inc., or ARHI. ARHI in turn holds subsidiaries including Avangrid Renewables, LLC, or Renewables, and Enstor Gas, LLC, or Gas. Networks, owns and operates our regulated utility businesses through its subsidiaries, including electric transmission and distribution and natural gas distribution, transportation and sales. Renewables operates a portfolio of renewable energy generation facilities primarily using onshore wind power and also solar, biomass and thermal power. Gas operates our natural gas storage facilities and gas trading businesses through Enstor Energy Services LLC (gas trading) and Enstor Inc. (gas storage).

Through Networks, we own electric generation, transmission and distribution companies and natural gas distribution, transportation and sales companies in New York, Maine, Connecticut and Massachusetts, delivering electricity to approximately 2.2 million electric utility customers and delivering natural gas to approximately 1 million natural gas public utility customers as of March 31, 2017.

Networks, a Maine corporation, holds our regulated utility businesses, including electric transmission and distribution and natural gas distribution, transportation and sales. Networks serves as a super-regional energy services and delivery company through eight regulated utilities it owns directly:

•	New York State Electric & Gas Corporation, or NYSEG, which serves electric and natural gas customers across more than 40% of the upstate New York geographic area;
•	Rochester Gas and Electric Corporation, or RG&E, which serves electric and natural gas customers within a nine-county region in western New York, centered around Rochester;
•	The United Illuminating Company, or UI, which serves electric customers in southwestern Connecticut;
•	Central Maine Power Company, or CMP, which serves electric customers in central and southern Maine;
•	The Southern Connecticut Gas Company, or SCG, which serves natural gas customers in Connecticut;
•	Connecticut Natural Gas Corporation, or CNG, which serves natural gas customers in Connecticut;
•	The Berkshire Gas Company, or BGC, which serves natural gas customers in western Massachusetts; and
•	Maine Natural Gas Corporation, or MNG, which serves natural gas customers in several communities in central and southern Maine.

Through Renewables, we had a combined wind, solar and thermal installed capacity of 6,538 megawatts, or MW, as of March 31, 2017, including Renewables’ share of joint projects, of which 5,852 MW was installed wind capacity. Approximately 65% of the capacity was contracted as of March 31, 2017, for an average period of 9.2 years. Being among the top three largest wind operators in the United States based on installed capacity as of March 31, 2017, Renewables strives to lead the transformation of the U.S. energy industry to a competitive, clean energy future. Renewables currently operates 54 wind farms in 19 states across the United States.

Through Gas, as of March 31, 2017, we own approximately 67.5 billion cubic feet, or Bcf, of net working gas storage capacity. Gas operates 52.4 Bcf of contracted or managed natural gas storage capacity in North America through Enstor Energy Services LLC, as of March 31, 2017.

Summary of Results of Operations

Our operating revenues increased by 5%, from $1.7 billion for the three months ended March 31, 2016 to $1.8 billion for the three months ended March 31, 2017.

The Networks, Renewables and Gas business revenues increased on the impact of favorable operating conditions and mark-to-market (MtM) changes on derivatives.

Net income increased by 13% from $212 million for the three months ended March 31, 2016, to $239 million for the three months ended March 31, 2017. Networks net income improved due to higher electricity and gas revenues and impacts from rate case activities in New York and Connecticut. Renewables net income increased as a result of higher production and favorable MtM changes on derivatives. Gas net loss decreased due to favorable MtM changes on derivatives.

Adjusted earnings before interest, tax, depreciation and amortization, or adjusted EBITDA (a non-GAAP financial measure), increased by 8% from $554 million for the three months ended March 31, 2016, to $595 million for the three months ended March 31, 2017. Adjusted gross margin (a non-GAAP financial measure) increased by 4%, from $1,181 million for the three months ended March 31, 2016 to $1,229 million for the three months ended March 31, 2017. The increase in the non-GAAP adjusted EBITDA and non-GAAP adjusted gross margin is primarily due to average higher rates and higher demand for gas due to colder winter in 2017 at Networks, higher output in wind production at Renewables and favorable MtM changes on energy derivatives at Renewables and Gas. For additional information and reconciliation of the non-GAAP adjusted EBITDA to net income and the non-GAAP adjusted gross margin to net income, see “—Non-GAAP Financial Measures”.

See “—Results of Operations” for further analysis of our operating results for the quarter.

Legislative and Regulatory Update

We are subject to complex and stringent energy, environmental and other laws and regulations at the federal, state and local levels as well as rules within the independent system operator, or ISO, markets in which we participate. Federal and state legislative and regulatory actions continue to change how our business is regulated. We are actively participating in these debates at the federal, regional, state and ISO levels. Significant updates are discussed below. For a further discussion of the environmental and other governmental regulations that affect us, see our Form 10-K for the year ended December 31, 2016.

Transmission - ROE Complaint I

On April 14, 2017, the Court of Appeals (the Court) issued its decision. The Court vacated FERC’s decision on Complaint I and remanded it to FERC. The Court found that FERC, as directed by statute, did not determine first that the existing ROE was unjust and unreasonable before determining a new ROE.  The Court ruled that FERC must first determine that the then existing 11.14% base ROE was unjust and unreasonable before selecting the 10.57% as the new base ROE. The Court also found that FERC did not provide reasoned judgment as to why 10.57%, the point ROE at the midpoint of the upper end of the zone of reasonableness,  is a just and reasonable ROE as FERC only explained in its order that the midpoint of 9.39% was not just and reasonable and a higher base ROE was warranted.  The parties or FERC could appeal the decision to the United State Supreme Court or FERC could provide additional justification and issue a decision on remand.  We cannot predict the outcome of an appeal or other action by FERC.

New York State Department of Public Service Investigation of the Preparation for and Response to the March 2017 Windstorm

At the direction of Governor Andrew Cuomo, on March 11, 2017 the New York State Department of Public Service (the “Department”) commenced an investigation of NYSEG’s and RG&E’s preparation for and response to the March 2017 windstorm, which affected more than 219,000 customers. The Department investigation will include a comprehensive review of NYSEG’s and RG&E’s preparation for and response to the windstorm, including the all aspects of the companies’ filed and approved emergency plan. The Department held public hearings on April 12 and 13, 2017. We cannot predict the outcome of this investigation.

Results of Operations

The following table sets forth financial information by segment for each of the periods indicated:

	Three Months Ended					Three Months Ended
	March 31, 2017					March 31, 2016
	Total	Networks	Renewables	Gas	Other(1)	Total	Networks	Renewables	Gas	Other(1)
	(in millions)
Operating Revenues	$1,758	$1,459	$287	$25	$(13)	$1,670	$1,390	$278	$12	$(10)
Operating Expenses
Purchased power, natural gas and fuel used	465	418	58	—	(11)	428	381	56	—	(9)
Operations and maintenance	551	462	82	10	(3)	551	460	79	13	(1)
Depreciation and amortization	197	113	78	6	—	205	118	80	7	—
Taxes other than income taxes	147	130	13	2	2	137	119	14	2	2
Total Operating Expenses	1,360	1,123	231	18	(12)	1,321	1,078	229	22	(8)
Operating income (loss)	398	336	56	7	(1)	349	312	49	(10)	(2)
Other Income (Expense)
Other income (expense)	13	11	2	1	(1)	49	13	12	—	25
Earnings (losses) from equity method investments	2	4	(2)	—	—	2	3	(1)	—	—
Interest expense, net of capitalization	(71)	(63)	(7)	(7)	6	(84)	(77)	(20)	(6)	19
Income (Loss) Before Income Tax	342	288	49	1	4	316	251	40	(16)	42
Income tax expense	103	116	(21)	(1)	9	104	86	(3)	(6)	27
Net Income (Loss)	239	172	70	2	(5)	212	165	43	(10)	15
Less: Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	—
Net Income (Loss) Attributable to Avangrid, Inc.	$239	$172	$70	$2	$(5)	$212	$165	$43	$(10)	$15

(1)Other amounts represent corporate and intersegment eliminations.

Comparison of Period to Period Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

The following table sets forth our operating revenues and expenses by segment for each of the periods indicated and as a percentage of the consolidated total of operating revenues and operating expenses, respectively:

Three Months Ended March 31, 2017	Total	Networks	Renewables	Gas	Other(1)
	(in millions)
Operating revenues	$1,758	$1,459	$287	$25	$(13)
Operating revenues %		83%	16%	2%	(1)%
Operating expenses	$1,360	$1,123	$231	$18	$(12)
Operating expenses %		83%	17%	1%	(1)%

Three Months Ended March 31, 2016	Total	Networks	Renewables	Gas	Other(1)
	(in millions)
Operating revenues	$1,670	$1,390	$278	$12	$(10)
Operating revenues %		83%	17%	1%	(1)%
Operating expenses	$1,321	$1,078	$229	$22	$(8)
Operating expenses %		82%	17%	2%	(1)%

(1)	Other amounts represent corporate and intersegment eliminations.

Operating Revenues

Our operating revenues increased by 5% from $1.7 billion for the three months ended March 31, 2016 to $1.8 billion for the three months ended March 31, 2016, as detailed by segment below:

Networks

Operating revenues increased by $69 million, or 5%, from $1.4 billion for the three months ended March 31, 2016 to $1.5 billion for the three months ended March 31, 2017. The colder winter weather in 2017 increased demand for gas, with a corresponding revenue impact of $54 million. Electricity revenues increased by $47 million due to primarily the impact of $44 million from higher average rates in the first quarter of 2017 compared to the same period of 2016 from rate case activities in New York and Connecticut. Revenue related regulatory activities decreased by $32 million primarily due to decreases in the energy supply reconciliation of $24 million, amortization of regulatory deferrals from previous rate case of $24 million that ended in 2016, stranded cost of $8 million, property and power taxes of $18 million, offset by increases in  recoveries on the Ginna RSSA of $20 million, revenue decoupling mechanisms of $8 million and an adjustment of $14 million to unfunded future income tax to reflect the change from a flow through to normalization method, which has been recorded as an increase to revenue, with an offsetting and equal increase to income tax expense.

Renewables

Operating revenues increased by $9 million, or 3%, from $278 million for the three months ended March 31, 2016 to $287 million for the three months ended March 31, 2017. The increase in operating revenues was due to an increases of $8 million from wind production with output increasing 4%, or 145GWh, $4 million of revenue from sales of renewable energy certificates, favorable MtM changes of $23 million on energy derivative transactions entered into for economic hedging purposes, offset by $9 million decrease in realized prices mainly due to a change in status of purchase power agreements and a decline in prices, a decline in thermal revenue of $6 million offset within purchases below and $12 million in other revenues mainly due to sale of transmission rights that occurred in 2016.

Gas

Operating revenues increased by $13 million from $12 million for the three months ended March 31, 2016 to $25 million for the three months ended March 31, 2017. The increase in operating revenues was due to $1 million of improved performance in the owned and contracted storage businesses and $11 million favorable MtM change.

Purchased Power, Natural Gas and Fuel Used

Our purchased power, natural gas and fuel used increased by 9%, from $428 million for the three months ended March 31, 2016 to $465 million for the three months ended March 31, 2017, as detailed by segment below:

Networks

Purchased power, natural gas and fuel used increased by $37 million, or 10%, from $381 million for the three months ended March 31, 2016 to $418 million for the three months ended March 31, 2017. The increase is primarily driven by increase in average gas prices combined with an increase in overall units procured for the same reasons outlined under Networks revenues, that is, the colder weather in winter 2017.

Renewables

Purchased power, natural gas and fuel used increased by $2 million, or 4%, from $56 million for the three months ended March 31, 2016 to $58 million for the three months ended March 31, 2017. Klamath power plant expense was $7 million lower, MtM changes on derivatives were unfavorable $7 million due to market price changes in the current period and transmission and energy purchases were higher by $2 million.

Gas

The gas business had no purchased power, natural gas and fuel used for the three months ended March 31, 2017 and 2016. As a predominantly trading business, such expenses are required to be netted with revenues.

Operations and Maintenance

Our operations and maintenance remained at the same level of $551 million for the three months ended March 31, 2017 and 2016.

Networks

Operations and maintenance increased by $2 million or less than 1% from $460 million for the three months ended March 31, 2016 to $462 million for the three months ended March 31, 2017. The increase is primarily due to increase in labor costs and corporate charges, which account for $7 million and $5 million, respectively, partially offset by decrease of $12 million in the Ginna RSSA costs and other costs.

Renewables

Operations and maintenance expenses increased by $3 million or 4% from $79 million for the three months ended March 31, 2016 to $82 million for the three months ended March 31, 2017. Salary costs were $2 million higher due to headcount increases, and maintenance costs on capital assets were $1 million higher in the first quarter 2017 compared with the same period of 2016.

Gas

Operations and maintenance decreased by $3 million, or 23%, from $13 million for the three months ended March 31, 2016 to $10 million for the three months ended March 31, 2017. Adjustment in pension costs made in 2016 primarily account for decreases in operation and maintenance in the three month period ended March 31, 2017.

Depreciation and Amortization

Depreciation and amortization for the three months ended March 31, 2017 was $197 million compared to $205 million for the three months ended March 31, 2016, a decrease of $8 million. The decrease is primarily due to decrease of $8 million in Networks depreciation expense as a result of updates to asset lives from the rate case activities.

Other Income (Expense) and Earnings from Equity Method Investments

Other income and (expense) and equity earnings decreased by $36 million from $51 million for the three months ended March 31, 2016 to $15 million for the three months ended March 31, 2017 primarily due to the impact of $31 million from sale of the Iroquois equity investment occurred in the first quarter of 2016 and $1 million for reduced allowance for funds used during construction in Networks.

Interest Expense, Net of Capitalization

Interest expense for the three months ended March 31, 2017 and 2016 were $71 million and $84 million, respectively.  Networks was $18 million favorable, mainly as a result of lower interest expense on regulatory deferrals, offset by $3 million increase in interest expenses on a new outstanding debt.

Income Tax Expense

The effective tax rates for the three months ended March 31, 2017 and March 31, 2016 were 30.1% and 32.9% respectively. The rates in the first quarter of 2017 and 2016 are lower than the 35% statutory federal income tax rate predominately due to the recognition of production tax credits associated with wind production. Additionally, a $14 million increase in income tax expense is due to unfunded future income tax to reflect the change from a flow through to normalization method, which has been recorded as an increase to revenue, with an offsetting and equal increase to income tax expense. This increase was partially offset by other discrete tax adjustments during the period.

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

We define adjusted EBITDA as net income attributable to AVANGRID, adding back income tax expense, depreciation, amortization, impairment of non-current assets and interest expense, net of capitalization, and then subtracting other income and earnings from equity method investments. We define adjusted net income as net income adjusted to exclude gain on the sale of equity method investment, impairment of investment, mark-to-market adjustments to reflect the effect of mark-to-market changes in the fair value of derivative instruments used by AVANGRID to economically hedge market price fluctuations in related underlying physical transactions for the purchase and sale of electricity and adjustments for the non-core Gas storage business, for which we are exploring strategic options. We believe adjusted net income is more useful in understanding and evaluating actual and projected financial performance and contribution of AVANGRID core lines of business and to more fully compare and explain our results. Additionally, we evaluate the nature of our revenues and expenses and adjust to reflect classification by nature for evaluation of our non-GAAP financial measures as opposed to by function. The most directly comparable U.S. GAAP measure to adjusted EBITDA and adjusted net income is net income. We also define adjusted gross margin as adjusted EBITDA adding back operations and maintenance and taxes other than income taxes and then subtracting transmission wheeling. We also define adjusted earnings per share (EPS) as adjusted net income converted to an earnings per share amount.

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

Reconciliation of the Net Income attributable to AVANGRID to adjusted EBITDA (non-GAAP) and adjusted gross margin (non-GAAP) before excluding gain on the sale of equity method investment, impairment of investment, impact from mark-to-market activities in Renewables and Gas storage business, and before adjustments to reflect the classification of revenues and expenses by nature for the three months ended March 31, 2017 and 2016, respectively, is as follows:

	Three Months Ended
	March 31,
	2017	2016

Net Income Attributable to Avangrid, Inc.	$239	$212
Add: Income tax expense	103	104
Depreciation and amortization	197	205
Interest expense, net of capitalization	71	84
Less: Other income	13	49
Earnings from equity method investments	2	2
Adjusted EBITDA (2)	$595	$554
Add: Operations and maintenance (1)	551	551
Taxes other than income taxes	147	137
Less: Transmission wheeling (1)	64	61
Adjusted gross margin (2)	$1,229	$1,181

(1)

Transmission wheeling is a component of operations and maintenance and is considered a component of adjusted gross margin since it is directly associated with the power supply costs included in the cost of sales.

(2)

Adjusted EBITDA and adjusted gross margin are non-GAAP financial measures and are presented before excluding gain on the sale of equity method investment, impairment of investment and before adjustments to reflect the classification of revenues and expenses by nature. For additional details of these adjustments and reconciliation of net income to adjusted EBITDA and adjusted gross margin that reflect these adjustments see the table on page 45 of this Form 10-Q.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

The following table sets forth our adjusted EBITDA and adjusted gross margin by segment for each of the periods indicated and as a percentage of operating revenues:

Three Months Ended March 31, 2017	Total	Networks	Renewables	Gas	Other(1)
	(in millions)
Adjusted gross margin (2)	$1,229	$977	$228	$25	$(1)
Adjusted gross margin %		67%	79%	100%	8%
Adjusted EBITDA (2)	$595	$449	$133	$14	$(1)
Adjusted EBITDA %		31%	46%	56%	8%

Three Months Ended March 31, 2016	Total	Networks	Renewables	Gas	Other(1)
	(in millions)
Adjusted gross margin (2)	$1,181	$950	$221	$11	$(1)
Adjusted gross margin %		68%	79%	92%	10%
Adjusted EBITDA (2)	$554	$430	$129	$(3)	$(2)
Adjusted EBITDA %		31%	46%	(25)%	20%

(1)	Other amounts represent corporate and intersegment eliminations.
(2)

Adjusted EBITDA and adjusted gross margin are non-GAAP financial measures and are presented before excluding gain on the sale of equity method investment, impairment of investment and before adjustments to reflect the classification of revenues and expenses by nature. For additional details of these adjustments and reconciliation of net income to adjusted EBITDA and adjusted gross margin that reflect these adjustments see the table on page 45 of this Form 10-Q.

Our adjusted gross margin increased by $48 million, or 4%, from $1,181 million for the three months ended March 31, 2016 to $1,229 million for the three months ended March 31, 2017.

Our adjusted EBITDA increased by $41 million, or 8%, from $554 million for the three months ended March 31, 2016 to $595 million for the three months ended March 31, 2017.

Details of the period to period comparison are described below at the segment level.

Networks

Adjusted gross margin increased by $27 million from $950 million for the three months ended March 31, 2016 to $977 million for the three months ended March 31, 2017. The increase is primarily driven by average higher rates from rate case activities in New York and Connecticut and higher demand for gas due to colder winter in 2017.

Adjusted EBITDA increased by $19 million or 5% from $430 million for the three months ended March 31, 2016 to $449 million for the three months ended March 31, 2017. The increase was due to the same reasons discussed above for adjusted gross margin.

Renewables

Adjusted gross margin increased by $7 million, or 2%, from $221 million for the three months ended March 31, 2016 to $228 million for the three months ended March 31, 2017. The increase was due to the increase in revenues from increases in wind production and favorable MtM changes on energy derivatives.

Adjusted EBITDA increased by $4 million, or 3%, from $129 million for the three months ended March 31, 2016 to $133 million for the three months ended March 31, 2017. The increase was due to the same reasons discussed above for adjusted gross margin.

Gas

Adjusted gross margin increased by $14 million, or 108%, from $11 million for the three months ended March 31, 2016 to $25 million for the three months ended March 31, 2017. The increase is primarily associated with favorable MtM changes in the current period as compared to the same period of 2016.

Adjusted EBITDA increased by $17 million, or 567%, from negative $3 million for the three months ended March 31, 2016 to $14 million for the three months ended March 31, 2017. The increase was due primarily to the same reasons discussed above for adjusted gross margin.

The following table provides a reconciliation between Net Income attributable to AVANGRID and adjusted gross margin (non-GAAP) and adjusted EBITDA (non-GAAP) by segment after excluding gain on the sale of equity method investment, impairment of investment, impact of mark-to-market activity in Renewables and Gas storage business, and after adjustments to reflect the classification of revenues and expenses by nature for the three months ended March 31, 2017 and 2016, respectively:

	Three Months Ended March 31, 2017
	Total	Networks	Renewables	Corporate *	Gas Storage
	(in millions)
Net Income Attributable to Avangrid, Inc.	$239	$172	$70	$(5)	$2
Adjustments:
Mark-to-market adjustments - Renewables	(17)	—	(17)	—	—
Income tax impact of adjustments (1)	6	—	6	—	—
Gas Storage, net of tax	(2)	—	—	—	(2)
Adjusted Net Income	$227	$172	$59	$(5)	$—
Add: Income tax expense (2)	96	102	(15)	9	—
Depreciation and amortization (3)	240	139	101	—	—
Interest expense, net of capitalization (4)	36	33	7	(4)	—
Less: Earnings (losses) from equity method investments	1	4	(3)	—	—
Adjusted EBITDA (6)	$598	$443	$155	$—	$—
Add: Operations and maintenance (5)	382	326	59	(2)	—
Taxes other than income taxes	137	125	11	1	—
Adjusted gross margin (6)	$1,117	$893	$224	$—	$—

	Three Months Ended March 31, 2016
	Total	Networks	Renewables	Corporate *	Gas Storage
	(in millions)
Net Income Attributable to Avangrid, Inc.	$212	$165	$43	$15	$(10)
Adjustments:
Sale of equity method and other investment	(33)	—	—	(33)	—
Impairment of investment	3	3	—	—	—
Mark-to-market adjustments - Renewables	(1)	—	(1)	—	—
Income tax impact of adjustments (1)	13	(1)	—	14	—
Gas Storage, net of tax	10	—	—	—	10
Adjusted Net Income	$204	$167	$42	$(4)	$—
Add: Income tax expense (2)	105	86	6	13	—
Depreciation and amortization (3)	244	138	106	—	—
Interest expense, net of capitalization (4)	48	46	12	(10)	—
Less: Earnings (losses) from equity method investments	1	3	(2)	—	—
Adjusted EBITDA (6)	$600	$434	$168	$(1)	$—
Add: Operations and maintenance (5)	299	259	39	1	—
Taxes other than income taxes	136	123	12	1	—
Adjusted gross margin (6)	$1,035	$816	$219	$1	$—

(1)

Income tax impact of adjustments: 2017 - $6 million from MtM adjustment; 2016 - $14 million from sale of equity method investment, $(1) million on impairment of investment and $0.3 million from MtM adjustment.

(2)

Adjustments have been made for production tax credit adjustments for the amount of $12 million and $9 million for three months ended March 31, 2017 and 2016, respectively, as they have been included in operating revenues in Renewables, and $14 million of unfunded future income taxes in Networks have been reclassified from revenues to reflect classification by nature, as discussed above. After reflecting these by nature classification adjustments the calculated effective income tax rates are impacted for both periods presented under this by nature classification presentation.

(3)

Adjustments have been made for the inclusion of vehicle depreciation and bad debt provision within depreciation and amortization from operations and maintenance based on the by nature classification. Vehicle depreciation was $5 million and $4 million and bad debt provision was $12 million and $4 million in Networks, for the three months ended March 31, 2017 and 2016, respectively. Additionally, government grants and investment tax credits amortization have been presented within other operating income and not within depreciation and amortization based on the by nature classification as follows: government grants of $1.6 million and $1.7 million in Networks and investment tax credits of $22 million and $26 million in Renewables, for the three month periods ended March 31, 2017 and 2016, respectively.

(4)	Adjustments have been made for allowance for funds used during construction, debt portion, to reflect these amounts within other income and expenses in Networks for the periods presented.
(5)

Adjustments have been made for regulatory amounts to reflect amounts in revenues based on the by nature classification of these items for the periods presented.  In addition, the vehicle depreciation and bad debt provision have been reflected within depreciation and amortization in Networks for the periods presented.

(6)

Adjusted EBITDA and adjusted gross margin are non-GAAP financial measures and are presented after excluding gain on the sale of equity method investment, impairment of investment, impact from mark-to-market activities in Renewables and Gas storage business, and after adjustments to reflect the classification of revenues and expenses by nature explained in notes (1)-(5) above.

* Includes corporate and other non-regulated entities as well as intersegment eliminations.

The following tables provides a reconciliations between Net Income attributable to AVANGRID and Adjusted Net Income (non-GAAP), and EPS attributable to AVANGRID and adjusted EPS (non-GAAP) after excluding gain on the sale of equity method investment, impairment of investment, impact from mark-to-market activities in Renewables and Gas storage business for the three months ended March 31, 2017 and 2016, respectively:

	Three Months Ended
	March 31,
	2017	2016
Networks	$172	$165
Renewables	70	43
Corporate (1)	(5)	15
Gas Storage	2	(10)
Net Income	$239	$212
Adjustments:
Sale of equity method and other investment	—	(33)
Impairment of investment	—	3
Mark-to-market adjustments - Renewables (2)	(17)	(1)
Income tax impact of adjustments	6	13
Gas Storage, net of tax	(2)	10
Adjusted Net Income (3)	$227	$204

	Three Months Ended
	March 31,
	2017	2016
Networks	$0.56	$0.53
Renewables	0.23	0.14
Corporate (1)	(0.02)	0.05
Gas Storage	0.01	(0.03)
Net Income	0.77	0.69
Adjustments:
Sale of equity method and other investment	—	(0.11)
Impairment of investment	—	0.01
Mark-to-market adjustments - Renewables (2)	(0.05)	—
Income tax impact of adjustments	0.02	0.04
Gas Storage, net of tax	(0.01)	0.03
Adjusted Net Income (3)	$0.73	$0.66
(1)	Includes corporate and other non-regulated entities as well as intersegment eliminations.
(2)

Mark-to-market adjustments relate to changes in the fair value of derivative instruments used by AVANGRID to economically hedge market price fluctuations in related underlying physical transactions for the purchase and sale of electricity and gas.

(3)

Adjusted net income and adjusted earnings per share are non-GAAP financial measures and are presented after excluding gain on the sale of equity method investment, impairment of investment, impact from mark-to-market activities in Renewables and Gas storage business.

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

We and our subsidiaries are required to comply with certain covenants in connection with our respective loan agreements. The covenants are standard and customary in financing agreements, and we and our subsidiaries were in compliance with such covenants as of March 31, 2017.

Liquidity Position

At March 31, 2017 and December 31, 2016, available liquidity was approximately $1,181 million and $1,441 million, respectively.

We manage our overall liquidity position as part of the group of companies controlled by Iberdrola, or the Iberdrola Group, and are a party to a notional cash pooling agreement with Bank Mendes Gans, N.V., BMG, along with certain subsidiaries of Iberdrola Group. The notional cash pooling agreement aids the Iberdrola Group in efficient cash management and reduces the need for external borrowing by the pool participants. Parties to the agreement, including us, may deposit funds with or borrow from BMG, provided that the net balance of funds deposited or borrowed by all pool participants in the aggregate is not less than zero. Deposits are available for next day withdrawal. In advance of the United Kingdom “BREXIT” vote, we took steps to reposition our liquidity and our deposits with BMG were withdrawn and reinvested in money market accounts. The BMG balance at March 31, 2017 was zero. The deposit amounts are reflected in our consolidated balance sheet under cash and cash equivalents because our deposited surplus funds under the cash pooling agreement are highly-liquid short-term investments. We also have a bi-lateral demand note agreement with a Canadian affiliate of the Iberdrola Group under which we had notes payable balance outstanding of $17 million at March 31, 2017.

We optimize our liquidity within the United States through a series of arms’-length intercompany lending arrangements with our subsidiaries and among the regulated utilities to provide for lending of surplus cash to subsidiaries with liquidity needs, subject to the limitation that the regulated utilities may not lend to unregulated affiliates. These arrangements minimize overall short-term funding costs and maximize returns on the temporary cash investments of the subsidiaries. We have the capacity to borrow up to $1.5 billion from the lenders committed to the facility

The following table provides the components of our liquidity position as of March 31, 2017 and December 31, 2016, respectively:

	As of March 31,	As of December 31,
	2017	2016
	(in millions)
Cash and cash equivalents	$30	$91
AVANGRID Credit Facility	1,500	1,500
Less: borrowings	(349)	(150)
Total	$1,181	$1,441

AVANGRID Commercial Paper Program

On May 13, 2016, AVANGRID established a commercial paper program with a limit of $1 billion that is backstopped by the AVANGRID credit facility (described below). As of March 31, 2017 and May 3, 2017, there was $349 million and $555 million of commercial paper outstanding, respectively.

AVANGRID Credit Facility

On April 5, 2016, AVANGRID and its subsidiaries, NYSEG, RG&E, CMP, UI, CNG, SCG and BGC entered into a revolving credit facility with a syndicate of banks, or the AVANGRID Credit Facility, that provides for maximum borrowings of up to $1.5 billion in the aggregate.  Since the facility is a backstop to the AVANGRID commercial paper program, the amounts available under the facility at March 31, 2017 and May 3, 2017, were $1,151 million and $945 million, respectively.

Capital Requirements

We expect to fund any quarterly shareholder dividends primarily from the cash provided by operations of our businesses in the future. We have a revolving credit facility, as described above, to fund short-term liquidity needs and we believe that we will have access to the capital markets should additional, long-term growth capital be necessary.

We expect to accrue approximately $1.9 billion in capital expenditures through the remainder of 2017.

Cash Flows

Our cash flows depend on many factors, including general economic conditions, regulatory decisions, weather, commodity price movements, and operating expense and capital spending control.

The following is a summary of the cash flows by activity for the three months ended March 31, 2017 and 2016, respectively:

	Three Months Ended
	March 31,
	2017	2016
	(in millions)
Net cash provided by operating activities	$441	$396
Net cash used in investing activities	(514)	(201)
Net cash provided by (used in) financing activities	12	(220)
Net decrease in cash, cash equivalents and restricted cash	$(61)	$(25)

Operating Activities

For the three months ended March 31, 2017, net cash provided by operating activities was $441 million. During the three months ended March 31, 2017, Renewables contributed $121 million of operating cash flow associated with wholesale sales of energy, Networks contributed $286 million of operating cash as the result of regulated transmission and distribution sales of electricity and natural gas, and Gas provided $8 million in cash associated with marketing of wholesale gas and gas storage services. Additionally, $5 million in cash was used associated with corporate operating expenses in support of the operating segments and changes in working capital provided $31 million in cash. The cash from operating activities for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 increased by $45 million, primarily attributable to the increased operating revenues. The $102 million net change in operating assets and liabilities during the three months ended March 31, 2017 was primarily attributable to a net decrease of $144 million in accounts receivable and payable due to impacts from sales and purchases, decrease in inventories and other assets of $11 million and $64 million, respectively, offset by $3 million of cash distribution from equity method investments, increase in taxes accrued and regulatory assets/liabilities of $9 million and $45 million, respectively.

For the three months ended March 31, 2016, net cash provided by operating activities was $396 million. During the three months ended March 31, 2016, Renewables contributed $255 million of operating cash flow associated with wholesale sales of energy, Networks contributed $300 million of operating cash as the result of regulated transmission and distribution sales of electricity and natural gas, and Gas used $3 million in cash associated with losses on marketing of wholesale gas and gas storage services. Additionally $15 million in cash was used associated with corporate operating expenses in support of the operating segments. In addition, changes in working capital used $170 million in cash. The cash from operating activities for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 decreased by $63 million, primarily attributable to the increased operation and maintenance expenses and corporate charges. The $202 million net change in operating assets and liabilities during the three months ended March 31, 2016 was primarily attributable to a net decrease of $92 million in accounts payable and receivable due to impacts from sales and purchases and net changes of $67 million and $51 million in regulatory assets and liabilities and other liabilities, respectively.

Investing Activities

For the three months ended March 31, 2017, net cash used in investing activities was $514 million, which was comprised of $267 million associated with capital expenditures at Networks and $257 million of capital expenditures at Renewables primarily associated with payments in support of the El Cabo construction project. This was offset by $6 million of contributions in aid of construction and $2 million of cash distributions from equity method investments.

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

Financing Activities

For the three months ended March 31, 2017, financing activities provided $12 million in cash reflecting primarily a net increase in non-current debt and current notes payable of $201 million, payments on the tax equity financing arrangements of $27 million and capital lease of $27 million and dividends of $134 million.

For the three months ended March 31, 2016, financing activities used $220 million in cash reflecting primarily a net decrease in non-current and current notes payable of $202 million and payments on the tax equity financing arrangements of $17 million.

Off-Balance Sheet Arrangements

There have been no material changes in the off-balance sheet arrangements during the three months ended March 31, 2017 as compared to those reported for the fiscal year ended December 31, 2016 in our Form 10-K.

Contractual Obligations

There have been no material changes in contractual and contingent obligations during the three months ended March 31, 2017  as compared to those reported for the fiscal year ended December 31, 2016 in our Form 10-K.

Critical Accounting Policies and Estimates

The accompanying financial statements provided herein have been prepared in accordance with U.S. GAAP. In preparing the accompanying financial statements, our management has applied accounting policies and made certain estimates and assumptions that affect the reported amounts of assets, liabilities, shareholder’s equity, revenues and expenses, and the disclosures thereof. While we believe that these policies and estimates used are appropriate, actual future events can and often do result in outcomes that can be materially different from these estimates. The accounting policies and related risks described in our Form 10-K are those that depend most heavily on these judgments and estimates. As of March 31, 2017, there have been no material changes to any of the policies described therein.

New Accounting Standards

We review new accounting standards to determine the expected financial impact, if any, that the adoption of each such standard will have. The following are new accounting pronouncements issued since December 31, 2016, that we are evaluating to determine their effect on our condensed consolidated interim financial statements.

Clarifying the definition of a business and the scope of asset derecognition guidance, and accounting for partial sales of nonfinancial assets - In January 2017 the FASB issued amendments to clarify the definition of a business, and in a second phase of the project, issued amendments in February 2017 concerning asset derecognition and partial sales of nonfinancial assets.

Improving the presentation of net periodic benefit costs - In March 2017 the FASB issued amendments to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost in the financial statements.

For further discussion of new accounting pronouncements refer to Note 3 of our condensed consolidated interim financial statements for the three months ended March 31, 2017.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risk during the three months ended March 31, 2017, as compared to those reported for the fiscal year ended December 31, 2016 in our Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures were not effective, as a result of the material weaknesses that exist in our internal control over financial reporting as previously described in our Annual Report on Form 10-K for the year ended December 31, 2016.

Previously Identified Material Weaknesses

As of December 31, 2016, management concluded that certain deficiencies rose to the level of a material weakness in controls related to: (1) the accounting for the change in the estimated useful life of certain elements of the wind farms at Renewables and other smaller deficiencies related to documentation of internal controls procedures, and enhancement of review controls at Renewables, (2) the preparation of the consolidated financial statements, specifically the classification and disclosure of financial information, and (3) the measurement and disclosure of income taxes. As a result of these identified material weaknesses, management concluded that, as of December 31, 2016, our internal control over financial reporting was not effective. This material weakness did not result in any restatement of prior-period financial statements.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Notwithstanding such material weaknesses in internal control over financial reporting, our management concluded that our unaudited condensed consolidated financial statements in this report fairly present, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with generally accepted accounting principles.

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

These improvements are targeted at strengthening the Company’s internal control over financial reporting and remediating the material weakness. The Company remains committed to an effective internal control environment and management believes that these actions and the improvements management expects to achieve as a result, will remediate the material weakness. However, the material weaknesses in our internal control over financial reporting will not be considered remediated until the controls operate for a sufficient period of time and management has concluded, through testing that these controls operate effectively. We are in the process of implementing our remediation plan and expect to have the remediation of these material weaknesses completed by December 31, 2017.

Changes in Internal Control

Except for the control deficiencies discussed above that have been assessed as material weaknesses as of December 31, 2016, and the remediation as described within “Remediation Plans and Other Information” above, there has been no change in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 10, 2017, the Court issued an order denying the unopposed settlement and petition for plaintiffs’ counsel fees. We are reviewing the court’s decision. We cannot predict the ultimate outcome of this matter.

Other Legal Proceedings

Please read “Note 7—Contingencies” and “Note 8—Environmental Liabilities” to the accompanying unaudited condensed consolidated financial statements under Part I, Item 1of this report for a discussion of other legal proceedings that we believe could be material to us.

Item 1A. Risk Factors

Shareholders and prospective investors should carefully consider the risk factors disclosed in our Form 10-K for the fiscal year ended December 31, 2016. There have been no material changes to such risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following documents are included as exhibits to this Form 10-Q:

Exhibit Number	Description

10.1	Amended and Restated Avangrid, Inc. Omnibus Incentive Plan*†

10.2	Offer Letter, dated March 5, 2015, between Sheila Duncan and Avangrid Management Company (as assignee of Avangrid Service Company, which was formerly known as Iberdrola USA Management Corporation).* †

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*Filed herewith.

†Compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Avangrid, Inc.

Date: May 5, 2017	By:	/s/ James P. Torgerson
James P. Torgerson
Director and Chief Executive Officer

Date: May 5, 2017	By:	/s/ Richard J. Nicholas
Richard J. Nicholas
Senior Vice President - Chief Financial Officer