Form 10-Q
period 2017-06-30
Avangrid, Inc.
filed 2017-08-01
CIK 1634997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File No. 001-37660

Avangrid, Inc.

(Exact Name of Registrant as Specified in its Charter)

New York	14-1798693
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

180 Marsh Hill Road Orange, Connecticut	06477
(Address of principal executive offices)	(Zip Code)

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

As of July 31, 2017, the registrant had 309,005,272 shares of common stock, par value $0.01, outstanding.

Avangrid, Inc.

REPORT ON FORM 10-Q

For the Quarter Ended June 30, 2017

GLOSSARY OF TERMS AND ABBREVIATIONS

Unless the context indicates otherwise, the terms “we,” “our” and the “Company” are used to refer to Avangrid, Inc. and its subsidiaries.

Consent order refers to the partial consent order issued by the Connecticut Department of Energy and Environmental Protection in August 2016.

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

Iberdrola refers to Iberdrola, S.A., which owns 81.5% of the outstanding shares of common stock of Avangrid, Inc.

Installed capacity refers to the production capacity of a power plant or wind farm based either on its rated (nameplate) capacity or actual capacity.

Joint Proposal refers to the Joint Proposal, filed with the NYPSC on February 19, 2016 by NYSEG, RG&E and certain other signatory parties for a three-year rate plan for electric and gas service at NYSEG and RG&E commencing May 1, 2016.

Klamath Plant refers to the Klamath gas-fired cogeneration facility located in the city of Klamath, Oregon.

Non-GAAP refers to the financial measures that are not prepared in accordance with U.S. GAAP, including adjusted gross margin, adjusted EBITDA, adjusted net income and adjusted earnings per share.

Yankee Companies refers to the Maine Yankee Atomic Power Company, the Connecticut Yankee Power Corporation, and the Yankee Atomic Energy Corporation.

AOCI	Accumulated other comprehensive income

ARHI	Avangrid Renewables Holdings, Inc.

ASC	Accounting Standards Codification

AVANGRID	Avangrid, Inc.

Bcf	One billion cubic feet

BGC	The Berkshire Gas Company

Cayuga	Cayuga Operating Company, LLC

CfDs	Contracts for Differences

CL&P	The Connecticut Light and Power Company

CMP	Central Maine Power Company

CNG	Connecticut Natural Gas Corporation

DEEP	Connecticut Department of Energy and Environmental Protection

DIMP	Distribution Integrity Management Program

DOE	Department of Energy

DPA	Deferred Payment Arrangements

EBITDA	Earnings before interest, taxes, depreciation and amortization

ESM	Earnings sharing mechanism

Evergreen Power	Evergreen Power, LLC

Exchange Act	The Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FirstEnergy	FirstEnergy Corp.

Gas	Enstor Gas, LLC

ISO	Independent system operator

MNG	Maine Natural Gas Corporation

MPUC	Maine Public Utility Commission

MtM	Mark-to-market

MW	Megawatts

MWh	Megawatt-hours

Networks	Avangrid Networks, Inc.

New York TransCo	New York TransCo, LLC.

NYPSC	New York State Public Service Commission

NYSEG	New York State Electric & Gas Corporation

OCI	Other comprehesive income

PURA	Connecticut Public Utilities Regulatory Authority

Renewables	Avangrid Renewables, LLC

RDM	Revenue Decoupling Mechanism

RG&E	Rochester Gas and Electric Corporation

ROE	Return on equity

RSSA	Reliability Support Services Agreement

SCG	The Southern Connecticut Gas Company

SEC	United States Securities and Exchange Commission

TEF	Tax equity financing arrangements

UI	The United Illuminating Company

UIL	UIL Holdings Corporation

U.S. GAAP	Generally accepted accounting principles for financial reporting in the United States.

VIEs	Variable interest entities

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Avangrid, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
(Millions, except for number of shares and per share data)
Operating Revenues	$1,331	$1,439	$3,089	$3,109
Operating Expenses
Purchased power, natural gas and fuel used	242	221	707	649
Operations and maintenance	522	558	1,073	1,109
Depreciation and amortization	206	213	403	418
Taxes other than income taxes	138	125	285	262
Total Operating Expenses	1,108	1,117	2,468	2,438
Operating Income	223	322	621	671
Other Income and (Expense)
Other income	8	20	21	69
Earnings from equity method investments	1	—	3	2
Interest expense, net of capitalization	(68)	(68)	(139)	(152)
Income Before Income Tax	164	274	506	590
Income tax expense	44	172	147	276
Net Income	120	102	359	314
Less: Net income attributable to noncontrolling interests	—	—	—	—
Net Income Attributable to Avangrid, Inc.	$120	$102	$359	$314
Earnings Per Common Share, Basic	$0.39	$0.33	$1.16	$1.01
Earnings Per Common Share, Diluted	$0.39	$0.33	$1.16	$1.01
Weighted-average Number of Common Shares Outstanding:
Basic	309,520,718	309,527,868	309,514,836	309,533,042
Diluted	309,826,185	309,683,965	309,799,839	309,689,138
Cash Dividends Declared Per Common Share	$0.432	$0.432	$0.864	$0.864

The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
(Millions)
Net Income	$120	$102	$359	$314
Other Comprehensive Income, Net of Tax
Amounts arising during the period:
Gain on defined benefit plans, net of income taxes of $2.9 for the six months ended	—	—	—	4
Unrealized (loss) gain during the period on derivatives qualifying as cash flow hedges, net of income taxes of $(14.2) for the three months ended and $1.1 and $(13.0) for the six months ended, respectively	—	(23)	2	(21)
Reclassification to net income of losses (gains) on cash flow hedges, net of income taxes of $(0.1) and $0.7 for the three months ended and $13.5 and $(15.9) for the six months ended, respectively	(1)	1	22	(25)
Other Comprehensive Income (Loss)	(1)	(22)	24	(42)
Comprehensive Income	119	80	383	272
Less: Net income attributable to noncontrolling interests	—	—	—	—
Comprehensive Income Attributable to Avangrid, Inc.	$119	$80	$383	$272

The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
As of	2017	2016
(Millions)
Assets
Current Assets
Cash and cash equivalents	$36	$91
Accounts receivable and unbilled revenues, net	984	1,119
Accounts receivable from affiliates	15	25
Derivative assets	49	99
Fuel and gas in storage	265	246
Materials and supplies	109	132
Prepayments and other current assets	197	255
Regulatory assets	277	285
Total Current Assets	1,932	2,252
Property, plant and equipment, at cost	27,724	27,063
Less: accumulated depreciation	(7,305)	(6,986)
Net Property, Plant and Equipment in Service	20,419	20,077
Construction work in progress	1,871	1,471
Total Property, Plant and Equipment ($1,086 and $1,144 related to VIEs, respectively)	22,290	21,548
Equity method investments	392	387
Other investments	58	55
Regulatory assets	3,013	3,091
Other Assets
Goodwill	3,124	3,124
Intangible assets	531	538
Derivative assets	70	73
Other	75	241
Total Other Assets	3,800	3,976
Total Assets	$31,485	$31,309

The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
As of	2017	2016
(Millions, except share information)
Liabilities
Current Liabilities
Current portion of debt	$307	$349
Tax equity financing arrangements - VIEs	68	96
Notes payable	299	151
Notes payable to affiliates	20	10
Interest accrued	60	60
Accounts payable and accrued liabilities	901	1,096
Accounts payable to affiliates	131	218
Dividends payable	134	134
Taxes accrued	56	52
Derivative liabilities	37	75
Other current liabilities	265	279
Regulatory liabilities	194	192
Total Current Liabilities	2,472	2,712
Regulatory liabilities	1,759	1,753
Deferred income taxes regulatory	551	565
Other Non-current Liabilities
Deferred income taxes	3,107	2,976
Deferred income	1,449	1,483
Pension and other postretirement	1,074	1,106
Tax equity financing arrangements - VIEs	77	103
Derivative liabilities	72	78
Asset retirement obligations	170	161
Environmental remediation costs	373	398
Other	367	342
Total Other Non-current Liabilities	6,689	6,647
Non-current Debt	4,773	4,510
Total Non-current Liabilities	13,772	13,475
Total Liabilities	16,244	16,187
Commitments and Contingencies	—	—
Equity
Stockholders’ Equity:
Common stock, $.01 par value, 500,000,000 shares authorized, 309,670,932 and 309,600,439 shares issued; 309,005,272 and 308,993,149 shares outstanding, respectively	3	3
Additional paid in capital	13,655	13,653
Treasury Stock	(8)	(5)
Retained earnings	1,639	1,544
Accumulated other comprehensive loss	(62)	(86)
Total Stockholders’ Equity	15,227	15,109
Non-controlling interests	14	13
Total Equity	15,241	15,122
Total Liabilities and Equity	$31,485	$31,309

The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30,
	2017	2016
(Millions)
Cash Flow from Operating Activities:
Net income	$359	$314
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	403	418
Accretion expenses	5	4
Regulatory assets/liabilities amortization	28	83
Regulatory assets/liabilities carrying cost	11	13
Pension cost	56	66
Stock-based compensation	4	—
Earnings from equity method investments	(3)	(2)
Amortization of debt cost (premium)	(2)	(15)
Gain on disposal of property and equity method investment	(1)	(34)
Unrealized (gain) loss on marked-to-market derivative contracts	(18)	23
Deferred taxes	142	244
Other non-cash items	(30)	(2)
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenues	143	85
Inventories	(14)	65
Other assets/liabilities	(22)	(108)
Cash distribution from equity method investments	7	6
Accounts payable and accrued liabilities	(168)	(12)
Taxes accrued	4	(7)
Regulatory assets/liabilities	21	(235)
Net Cash Provided by Operating Activities	925	906
Cash Flow from Investing Activities:
Capital expenditures	(1,069)	(674)
Contributions in aid of construction	21	41
Proceeds from sale of property, plant and equipment	3	43
Proceeds from sale of equity method and other investment	5	57
Receipts from affiliates	—	2
Cash distribution from equity method investments	2	2
Other investments and equity method investments, net	(7)	(8)
Net Cash Used in Investing Activities	(1,045)	(537)
Cash Flow from Financing Activities:
Non-current note issuance	294	—
Repayments of non-current debt	(23)	(45)
Receipts (repayments) of other short-term debt, net	158	(160)
Payments on tax equity financing arrangements	(60)	(53)
Repayments of capital leases	(31)	(4)
Repurchase of common stock	(3)	(4)
Issuance of common stock	(1)	(2)
Dividends paid	(268)	(134)
Net Cash Provided by (Used in) Financing Activities	66	(402)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(54)	(33)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	96	434
Cash, Cash Equivalents and Restricted Cash, End of Period	$42	$401
Supplemental Cash Flow Information
Cash paid for interest, net of amounts capitalized	$99	$114
Cash paid for income taxes	$8	$7

The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

(unaudited)

	Avangrid, Inc. Stockholders
(Millions, except for number of shares )	Number of shares (*)	Common Stock	Additional paid-in capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non controlling Interests	Total
As of December 31, 2015	308,864,609	$3	$13,653	$—	$1,449	$(52)	$15,053	$13	$15,066
Net Income	—	—	—	—	314	—	314	—	314
Other comprehensive loss, net of tax of $(26.0)	—	—	—	—	—	(42)	(42)	—	(42)
Comprehensive income									272
Dividends declared	—	—	—	—	(267)	—	(267)	—	(267)
Release of common stock held in trust	134,921	—	—	—	—	—	—	—	—
Issuance of common stock	101,538	—	(2)	—	—	—	(2)	—	(2)
Repurchase of common stock	(97,479)	—	—	(4)	—	—	(4)	—	(4)
As of June 30, 2016	309,003,589	$3	$13,651	$(4)	$1,496	$(94)	$15,052	$13	$15,065
As of December 31, 2016	308,993,149	$3	$13,653	$(5)	$1,544	$(86)	$15,109	$13	$15,122
Net Income	—	—	—	—	359	—	359	—	359
Other comprehensive income, net of tax of $14.6	—	—	—	—	—	24	24	—	24
Comprehensive income									383
Dividends declared	—	—	—	—	(268)	—	(268)	—	(268)
Release of common stock held in trust	5,649	—	—	—	—	—	—	—	—
Issuance of common stock	70,493	—	(1)	—	—	—	(1)	—	(1)
Repurchase of common stock	(64,019)	—	—	(3)	—	—	(3)	—	(3)
Stock-based compensation	—	—	3	—	—	—	3	—	3
Transaction with noncontrolling interests	—	—	—	—	4	—	4	1	5
As of June 30, 2017	309,005,272	$3	$13,655	$(8)	$1,639	$(62)	$15,227	$14	$15,241

(*)	Par value of share amounts is $0.01

The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1. Background and Nature of Operations

Avangrid, Inc., formerly Iberdrola USA, Inc. (AVANGRID, we or the Company), is an energy services holding company engaged in the regulated energy distribution business through its principal subsidiary Avangrid Networks, Inc. (Networks) and in the renewable energy generation and gas storage and trading businesses through its principal subsidiary, Avangrid Renewables Holding, Inc. (ARHI). ARHI in turn holds subsidiaries including Avangrid Renewables, LLC (Renewables) and Enstor Gas, LLC (Gas). Iberdrola, S.A. (Iberdrola), a corporation organized under the laws of the Kingdom of Spain, owns 81.5% the outstanding common stock of AVANGRID. The remaining outstanding shares are publicly traded on the New York Stock Exchange and owned by various shareholders. AVANGRID was originally organized in 1997 as NGE Resources, Inc. under the laws of New York as the holding company for the principal operating utility companies.

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

We believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly our condensed consolidated balance sheets, condensed consolidated statements of income, comprehensive income, cash flows and changes in equity for the interim periods described herein. All such adjustments are of a normal and recurring nature, except as otherwise disclosed. The results for the three and six months ended June 30, 2017, are not necessarily indicative of the results for the entire fiscal year ending December 31, 2017.

Note 3. Significant Accounting Policies and New Accounting Pronouncements

As of June 30, 2017, there have been no material changes to any significant accounting policies described in our consolidated financial statements as of December 31, 2016 and 2015, and for the three years ended December 31, 2016. The following are new accounting pronouncements issued since December 31, 2016, that we are evaluating to determine their effect on our consolidated financial statements.

(a) Clarifying the definition of a business and the scope of asset derecognition guidance, and accounting for partial sales of nonfinancial assets

The Financial Accounting Standards Board (FASB) issued amendments in January 2017 to clarify the definition of a business, and in a second phase of the project, issued amendments in February 2017 concerning asset derecognition and partial sales of nonfinancial assets. The revised definition of a business sets out a new framework for a company to apply in classifying transactions as acquisitions (or disposals) of assets versus businesses. According to the revised definition, an integrated set of activities and assets is a business if it has at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. The definition of outputs is narrowed and aligned with how outputs are described in Accounting Standards Codification, Topic 606, Revenue From Contracts With Customers (ASC 606). The amendments create a two-step method for assessing whether a transaction is an acquisition (disposal) of assets or a business. A set of activities would not be a business when substantially all of the fair value of the gross assets acquired (disposed) is concentrated in a single identifiable asset or group of similar identifiable assets. Fewer transactions are expected to involve acquiring or selling a business as a result of the amendments.

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

Note 4. Regulatory Assets and Liabilities

Pursuant to the requirements concerning accounting for regulated operations, our utilities capitalize, as regulatory assets, incurred and accrued costs that are probable of recovery in future electric and natural gas rates. We base our assessment of whether recovery is probable on the existence of regulatory orders that allow for recovery of certain costs over a specific period, or allow for reconciliation or deferral of certain costs. When costs are not treated in a specific order we use regulatory precedent to determine if recovery is probable. Our operating utilities also record, as regulatory liabilities, obligations to refund previously collected revenue or to spend revenue collected from customers on future costs. The primary items that are not included in the rate base or accruing carrying costs are the regulatory assets for qualified pension and other postretirement benefits, which reflect unrecognized actuarial gains and losses, debt premium, environmental remediation costs, which is primarily the offset of accrued liabilities for future spending, unfunded future income taxes, which are the offset to the unfunded future deferred income tax liability recorded, asset retirement obligations, hedge losses and contracts for differences. The total net amount of these items is approximately $2,158 million.

The regulatory assets and regulatory liabilities shown in the tables below result from various regulatory orders that allow for the deferral and/or reconciliation of specific costs.  Regulatory assets and regulatory liabilities are classified as current when recovery or refund in the coming year is allowed or required through a specific order or when the rates related to a specific regulatory asset or regulatory liability are subject to automatic annual adjustment.

On June 15, 2016, the New York State Public Service Commission (NYPSC) approved the Joint Proposal filed with the NYPSC by New York State Electric & Gas Corporation (NYSEG) and Rochester Gas and Electric Corporation (RG&E) and by certain other signatory parties on February 19, 2016, in connection with a three-year rate plan for electric and gas service at NYSEG and RG&E effective May 1, 2016. Following the approval of the Joint Proposal most of these items related to NYSEG are amortized over a five-year period, except the portion of storm costs to be recovered over ten years, unfunded deferred taxes being amortized over a period of fifty years and plant related tax items which are amortized over the life of associated plant. Annual amortization expense for NYSEG is approximately $16.5 million per rate year. RG&E items that are being amortized are plant related tax items, which are amortized over the life of associated plant, and unfunded deferred taxes being amortized over a period of fifty years. A majority of the other items related to RG&E, which net to a regulatory liability, remain deferred and will not be amortized until future proceedings.

In the approved Joint Proposal the allowed rate of return on common equity is 9.0% for the NYSEG and RG&E. The equity ratio for each company is 48%; however, the equity ratio is set at 50% for earnings sharing calculation purposes. The customer share of any earnings above allowed levels increases as the return on equity (ROE) increases, with customers receiving 50%, 75% and 90% of earnings over 9.5%, 10.0% and 10.5% ROE, respectively, in the first rate year covering the period May 1, 2016 – April 30, 2017.  The earnings sharing levels increase in rate year two (May 1, 2017 – April 30, 2018) to 9.65%, 10.15% and 10.65% ROE, respectively. The rate plans also include the implementation of a rate adjustment mechanism designed to return or collect certain defined reconciled revenues and costs, new depreciation rates, and continuation of the existing revenue decoupling mechanisms for each business.

In December 2016, the Connecticut Public Utilities Regulatory Authority (PURA) approved new distribution rate schedules for The United Illuminating Company (UI) for three years, which became effective January 1, 2017, and which, among other things, provides for annual tariff increases and an ROE of 9.10% based on a 50% equity ratio, continued UI’s existing earnings sharing mechanism pursuant to which UI and its customers share on a 50/50 basis all distribution earnings above the allowed ROE in a calendar year, continued the existing decoupling mechanism, and approved the continuation of the requested storm reserve. Any dollars due to customers continue to be first applied against any storm regulatory asset balance (if one exists at that time) or refunded to customers through a bill credit if such storm regulatory asset balance does not exist.

On June 30, 2017, The Southern Connecticut Gas Company (SCG) filed an application with PURA for new tariffs to become effective January 1, 2018.  SCG is requesting a three-year rate plan for calendar years 2018, 2019 and 2020 and a proposed ROE of 9.95%.  SCG is also requesting to implement a Revenue Decoupling Mechanism (RDM) and Distribution Integrity Management Program (DIMP) mechanism similar to the mechanisms authorized for Connecticut Natural Gas Corporation (CNG). SCG expects a decision on its rate case application by the end of December 2017 for new tariffs in 2018. SCG’s last distribution rates were effective from August 2011 as part of a one year rate plan approved by PURA.

Current and non-current regulatory assets as of June 30, 2017 and December 31, 2016, respectively, consisted of:

	June 30,	December 31,
As of	2017	2016
(Millions)
Current
Pension and other post-retirement benefits cost deferrals	$24	$22
Pension and other post-retirement benefits	7	7
Storm costs	40	40
Temporary supplemental assessment surcharge	2	4
Reliability support services	27	27
Revenue decoupling mechanism	18	15
Transmission revenue reconciliation mechanism	20	12
Electric supply reconciliation	7	13
Hedges losses	16	10
Contracts for differences	11	14
Hardship programs	16	16
Deferred property tax	10	10
Plant decommissioning	6	6
Deferred purchased gas	1	14
Deferred transmission expense	20	13
Environmental remediation costs	13	14
Other	39	48
Total Current Regulatory Assets	277	285
Non-current
Pension and other post-retirement benefits cost deferrals	123	134
Pension and other post-retirement benefits	1,252	1,320
Storm costs	233	187
Deferred meter replacement costs	31	32
Unamortized losses on reacquired debt	19	20
Environmental remediation costs	282	287
Unfunded future income taxes	526	542
Asset retirement obligation	19	18
Deferred property tax	24	33
Federal tax depreciation normalization adjustment	157	161
Merger capital expense target customer credit	10	11
Debt premium	141	151
Reliability support services	23	29
Plant decommissioning	12	14
Contracts for differences	62	61
Hardship programs	13	18
Other	86	73
Total Non-current Regulatory Assets	$3,013	$3,091

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

“Storm costs” for Central Maine Power (CMP), NYSEG and RG&E are allowed in rates based on an estimate of the routine costs of service restoration. The companies are also allowed to defer unusually high levels of service restoration costs resulting from major storms when they meet certain criteria for severity and duration. Storm costs in the amount of $123 million are being recovered over ten-year period and the remaining portion is being amortized over five years following the approval of the Joint Proposal by the NYPSC. UI is allowed to defer costs associated with any storm totaling $1 million or greater for future recovery. UI’s storm regulatory asset balance was $0 as of June 30, 2017.

“Deferred meter replacement costs” represent the deferral of the book value of retired meters that were replaced by advanced metering infrastructure meters. This amount is being amortized over the initial depreciation period of related retired meters.

“Unamortized losses on reacquired debt” represent deferred losses on debt reacquisitions that will be recovered over the remaining original amortization period of the reacquired debt.

“Unfunded future income taxes” represent unrecovered federal and state income taxes primarily resulting from regulatory flow through accounting treatment and are the offset to the unfunded future deferred income tax liability recorded. The income tax benefits or charges for certain plant related timing differences, such as removal costs, are immediately flowed through to, or collected from, customers. This amount is being amortized as the amounts related to temporary differences that give rise to the deferrals are recovered in rates. Following the approval of the Joint Proposal by the NYPSC, these amounts will be collected over a fifty-year period, and the NYPSC Staff has initiated an audit, as required, of the unfunded future income taxes and other tax assets to verify the balances.

“Asset retirement obligations” (ARO) represent the differences in timing of the recognition of costs associated with our AROs and the collection of such amounts through rates. This amount is being amortized at the related depreciation and accretion amounts of the underlying liability.

“Deferred property taxes” represents the customer portion of the difference between actual expense for property taxes and the amount provided for in rates. The amount for NYSEG and RG&E is being amortized over a five year period following the approval of the Joint Proposal by the NYPSC.

“Federal tax depreciation normalization adjustment” represents the revenue requirement impact of the difference in the deferred income tax expense required to be recorded under the IRS normalization rules and the amount of deferred income tax expense that was included in cost of service for rates years covering 2011 forward. The recovery period in New York is from 27 to 39 years and for CMP this will be determined in future Maine Public Utility Commission (MPUC) rate proceedings.

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

“Contracts for Differences” (CfDs) represent the deferral of unrealized gains and losses on contracts for differences derivative contracts.  The balance fluctuates based upon quarterly market analysis performed on the related derivatives. The amounts, which do not earn a return, are fully offset by a corresponding derivative asset/liability.

“Debt premium” represents the regulatory asset recorded to offset the fair value adjustment to the regulatory component of the non-current debt of UIL Holdings Corporation (UIL) at the acquisition date. This amount is being amortized to interest expense over the remaining term of the related outstanding debt instruments.

“Deferred Transmission Expense” represents deferred transmission income or expense and fluctuates based upon actual revenues and revenue requirements.

Current and non-current regulatory liabilities as of June 30, 2017 and December 31, 2016, respectively, consisted of:

	June 30,	December 31,
As of	2017	2016
(Millions)
Current
Reliability support services (Cayuga)	$—	$3
Non by-passable charges	6	22
Energy efficiency portfolio standard	44	45
Gas supply charge and deferred natural gas cost	18	6
Transmission revenue reconciliation mechanism	8	5
Pension and other post-retirement benefits	1	3
Other post-retirement benefits cost deferrals	14	14
Carrying costs on deferred income tax bonus depreciation	19	15
Carrying costs on deferred income tax - Mixed Services 263(a)	5	5
Yankee DOE Refund	16	24
Merger related rate credits	2	3
Revenue decoupling mechanism	—	9
Other	61	38
Total Current Regulatory Liabilities	194	192
Non-current
Accrued removal obligations	1,132	1,117
Asset sale gain account	9	9
Carrying costs on deferred income tax bonus depreciation	83	95
Economic development	35	35
Merger capital expense target customer credit account	14	15
Pension and other post-retirement benefits cost deferrals	68	76
Positive benefit adjustment	40	42
New York state tax rate change	8	9
Post term amortization	4	3
Theoretical reserve flow thru impact	22	24
Deferred property tax	18	19
Net plant reconciliation	10	10
Variable rate debt	29	28
Carrying costs on deferred income tax - Mixed Services 263(a)	23	25
Rate refund – FERC ROE proceeding	26	26
Transmission congestion contracts	18	18
Merger-related rate credits	20	21
Accumulated deferred investment tax credits	14	15
Asset retirement obligation	13	13
Earning sharing provisions	20	12
Middletown/Norwalk local transmission network service collections	19	19
Low income programs	50	46
Non-firm margin sharing credits	11	7
Deferred income taxes regulatory	551	565
Other	73	69
Total Non-current Regulatory Liabilities	$2,310	$2,318

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

“Asset sale gain account” represents the gain on NYSEG’s 2001 sale of its interest in Nine Mile Point 2 nuclear generating station located in Oswego, New York. The net proceeds from the Nine Mile Point 2 nuclear generating station were placed in this account and will be used to benefit customers. The amortization period is five years following the approval of the Joint Proposal by the NYPSC.

“Carrying costs on deferred income tax bonus depreciation” represent the carrying costs benefit of increased accumulated deferred income taxes created by the change in tax law allowing bonus depreciation. The amortization period is five years following the approval of the Joint Proposal by the NYPSC.

“Economic development” represents the economic development program which enables NYSEG and RG&E to foster economic development through attraction, expansion, and retention of businesses within its service territory. If the level of actual expenditures for economic development allocated to NYSEG and RG&E varies in any rate year from the level provided for in rates, the difference is refunded to ratepayers. The amortization period is five years following the approval of the Joint Proposal by the NYPSC.

“Merger capital expense target customer credit” account was created as a result of NYSEG and RG&E not meeting certain capital expenditure requirements established in the order approving the purchase of AVANGRID (formerly Energy East Corporation) by Iberdrola. The amortization period is five years following the approval of the Joint Proposal by the NYPSC.

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

“Positive benefit adjustment” resulted from Iberdrola’s 2008 acquisition of AVANGRID (formerly Energy East Corporation). This is being used to moderate increases in rates. The amortization period is five years following the approval of the Joint Proposal by the NYPSC and included in the Ginna RSSA settlement.

“New York state tax rate change” represents excess funded accumulated deferred income tax balance caused by the 2014 New York state tax rate change from 7.1% to 6.5%. The amortization period is five years following the approval of the Joint Proposal by the NYPSC.

“Post term amortization” represents the revenue requirement associated with certain expired joint proposal amortization items. The amortization period is five years following the approval of the Joint Proposal by the NYPSC.

“Theoretical reserve flow thru impact” represents the differences from the rate allowance for applicable federal and state flow through impacts related to the excess depreciation reserve amortization. It also represents the carrying cost on the differences. The amortization period is five years following the approval of the Joint Proposal by the NYPSC.

“Merger-related rate credits” resulted from the acquisition of UIL. This is being used to moderate increases in rates. In the three and six months ended June 30, 2017, respectively, $0 and $2 million of rate credits was applied against customer bills. In the three and six months ended June 30, 2016, respectively, $0 and $20 million of rate credits was applied against customer bills

“Excess generation service charge” represents deferred generation-related and non by-passable federally mandated congestion costs or revenues for future recovery from or return to customers. The amount fluctuates based upon timing differences between revenues collected from rates and actual costs incurred.

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

•

NYSEG and RG&E enter into electric energy derivative contracts to hedge the forecasted purchases required to serve their electric load obligations. They hedge their electric load obligations using derivative contracts that are settled based upon Locational Based Marginal Pricing published by the New York Independent System Operator (NYISO). RG&E hedges 70% of its electric load obligations using contracts for a NYISO location where an active market exists. The forward market prices used to value RG&E’s open electric energy derivative contracts are based on quoted prices in active markets for identical assets or liabilities with no adjustment required and therefore we include the fair value in Level 1. NYSEG hedges all of its electric load obligations using contracts that are exchange traded in a NYISO location where an active market exists. The forward market prices used to value NYSEG’s open electric energy derivative contracts are based on quoted prices in active markets for identical assets or liabilities with no adjustment required and therefore we include the fair value in Level 1.

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

•

CfDs entered into by UI are marked-to-market based on a probability-based expected cash flow analysis that is discounted at risk-free interest rates and an adjustment for non-performance risk using credit default swap rates. We include the fair value measurement for these contracts in Level 3 (See Note 6 for further discussion of CfDs).

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

Restricted cash was $6 million and $5 million as of June 30, 2017 and December 31, 2016, respectively, which is included in “Other Assets” on the balance sheet.

The financial instruments measured at fair value as of June 30, 2017 and December 31, 2016, respectively, consisted of:

As of June 30, 2017	Level 1	Level 2	Level 3	Netting	Total
(Millions)
Securities portfolio (available for sale)	$40	$—	$—	$—	$40
Derivative assets
Derivative financial instruments - power	5	42	72	(42)	77
Derivative financial instruments - gas	54	15	87	(129)	27
Contracts for differences	—	—	15	—	15
Total	59	57	174	(171)	119
Derivative liabilities
Derivative financial instruments - power	(25)	(14)	(12)	46	(5)
Derivative financial instruments - gas	(54)	(19)	(40)	99	(14)
Contracts for differences	—	—	(89)	—	(89)
Derivative financial instruments - other	—	—	(1)	—	(1)
Total	$(79)	$(33)	$(142)	$145	$(109)

As of December 31, 2016	Level 1	Level 2	Level 3	Netting	Total
(Millions)
Securities portfolio (available for sale)	$40	$—	$—	$—	$40
Derivative assets
Derivative financial instruments - power	11	48	58	(42)	75
Derivative financial instruments - gas	180	32	104	(239)	77
Contracts for differences	—	—	20	—	20
Total	191	80	182	(281)	172
Derivative liabilities
Derivative financial instruments - power	(24)	(27)	(3)	39	(15)
Derivative financial instruments - gas	(213)	(34)	(53)	257	(43)
Contracts for differences	—	—	(95)	—	(95)
Total	$(237)	$(61)	$(151)	$296	$(153)

The reconciliation of changes in the fair value of financial instruments based on Level 3 inputs for the three and six months ended June 30, 2017 and 2016, respectively, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2017	2016	2017	2016
Fair Value Beginning of Period,	$33	$(45)	$31	$(19)
Gains recognized in operating revenues	—	40	11	44
(Losses) recognized in operating revenues	(2)	—	(3)	(1)
Total (losses) gains recognized in operating revenues	(2)	40	8	43
Gains recognized in OCI	—	—	1	1
(Losses) recognized in OCI	—	—	(1)	—
Total gains recognized in OCI	—	—	—	1
Net change recognized in regulatory assets and liabilities	7	3	2	(22)
Purchases	(5)	(1)	(2)	(1)
Settlements	(1)	(2)	(7)	(7)
Transfers out of Level 3(a)	—	7	—	7
Fair Value as of June 30,	$32	$2	$32	$2
(Losses) Gains for the period included in operating revenues attributable to the change in unrealized gains relating to financial instruments still held at the reporting date	$(2)	$40	$8	$43

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

As of June 30, 2017
Instruments	Instrument Description	Valuation Technique	Valuation Inputs	Index	Avg.	Max.	Min.
Fixed price power and gas swaps	Transactions with delivery periods	Transactions are valued against forward market prices	Observable and extrapolated forward gas and power prices not all of which can be	NYMEX ($/MMBtu)	$ 4.15	$ 7.37	$ 1.64
with delivery	exceeding two	on a	corroborated by	SP15 ($/MWh)	$ 42.78	$80.28	$14.25
period > two	years	discounted	market data for	Mid C ($/MWh)	$ 34.07	$83.93	$ (0.50)
years		basis	identical or	Cinergy ($/MWh)	$ 35.90	$77.49	$18.53
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

The determination of fair value of the CfDs (see Note 6 for further discussion of CfDs) was based on a probability-based expected cash flow analysis that was discounted at risk-free interest rates, as applicable, and an adjustment for non-performance risk using credit default swap rates. Certain management assumptions were required, including development of pricing that extended over the term of the contracts. We believe this methodology provides the most reasonable estimates of the amount of future discounted cash flows associated with the CfDs. Additionally, on a quarterly basis, we perform analytics to ensure that the fair value of the derivatives is consistent with changes, if any, in the various fair value model inputs. Significant isolated changes in the risk of non-performance, the discount rate or the contract term pricing would result in an inverse change in the fair value of the CfDs. Additional quantitative information about Level 3 fair value measurements of the CfDs is as follows:

Range at
Unobservable Input	June 30, 2017
Risk of non-performance	0.61% - 0.64%
Discount rate	1.55% - 2.31%
Forward pricing ($ per MW)	$5.30 - $9.55

Fair Value of Debt

As of June 30, 2017 and December 31, 2016, debt consisted of first mortgage bonds, fixed and variable unsecured pollution control notes, other various non-current debt securities and obligations under capital leases. The estimated fair value of debt amounted to $5,473 million and $5,204 million as of June 30, 2017 and December 31, 2016, respectively. The estimated fair value was determined, in most cases, by discounting the future cash flows at market interest rates. The interest rates used to make these calculations take into account the risks associated with the electricity industry and the credit ratings of the borrowers in each case. The fair value hierarchy pertaining to the fair value of debt is considered as Level 2, except for unsecured pollution control notes-variable with a fair value of $61 million as of both June 30, 2017 and December 31, 2016, which are considered Level 3. The fair value of these unsecured pollution control notes-variable are determined using unobservable interest rates as the market for these notes is inactive.

On May 24, 2017, RG&E issued $300 million in aggregate principal amount of 3.10% First Mortgage Bonds due in 2027.

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

(a) Networks activities

NYSEG and RG&E each have an electric commodity charge that passes through rates costs for the market price of electricity. They use electricity contracts, both physical and financial, to manage fluctuations in electricity commodity prices in order to provide price stability to customers. We include the cost or benefit of those contracts in the amount expensed for electricity purchased when the related electricity is sold. We record changes in the fair value of electric hedge contracts to derivative assets and / or liabilities with an offset to regulatory assets and / or regulatory liabilities, in accordance with the accounting requirements concerning regulated operations.

The amount recognized in regulatory assets for electricity derivatives was a loss of $20.8 million as of June 30, 2017, and $12.3 million as of December 31, 2016. The amount reclassified from regulatory assets and liabilities into income, which is included in electricity purchased, was a loss of $10.4 million and $21.3 million, and a loss of $13.1 million and $47.9 million for the three and six months ended June 30, 2017 and 2016, respectively.

NYSEG and RG&E each have purchased gas adjustment clauses that allow them to recover through rates any changes in the market price of purchased natural gas, substantially eliminating their exposure to natural gas price risk. NYSEG and RG&E use natural gas futures and forwards to manage fluctuations in natural gas commodity prices to provide price stability to customers. We include the cost or benefit of natural gas futures and forwards in the commodity cost that is passed on to customers when the related sales commitments are fulfilled. We record changes in the fair value of natural gas hedge contracts to derivative assets and / or liabilities with an offset to regulatory assets and / or regulatory liabilities in accordance with the accounting requirements for regulated operations.

The amount recognized in regulatory assets and regulatory liabilities for natural gas hedges was a loss of $0.6 million as of June 30, 2017, and the amount recognized in regulatory liabilities as of December 31, 2016, was a gain of $3.5 million. The amount reclassified from regulatory assets and liabilities into income, which is included in natural gas purchased, was a gain of $0 and $0.6 million, and a loss of $0 and $3.4 million for the three and six months ended June 30, 2017 and 2016, respectively.

Pursuant to PURA order, UI and Connecticut’s other electric utility, The Connecticut Light and Power Company (CL&P), each executed two long-term CfDs with certain incremental capacity resources, each of which specifies a capacity quantity and a monthly settlement that reflects the difference between a forward market price and the contract price. The costs or benefits of each contract will be paid by or allocated to customers and will be subject to a cost-sharing agreement between UI and CL&P pursuant to which approximately 20% of the cost or benefit is borne by or allocated to UI customers and approximately 80% is borne by or allocated to CL&P customers.

PURA has determined that costs associated with these CfDs will be fully recoverable by UI and CL&P through electric rates, and UI has deferred recognition of costs (a regulatory asset) or obligations (a regulatory liability), including carrying costs. For those CfDs signed by CL&P, UI records its approximate 20% portion pursuant to the cost-sharing agreement noted above. As of June 30, 2017, UI has recorded a gross derivative asset of $15 million ($0 of which is related to UI’s portion of the CfD signed by CL&P), a regulatory asset of $73 million, a gross derivative liability of $89 million ($70 million of which is related to UI’s portion of the CfD signed by CL&P) and a regulatory liability of $0. As of December 31, 2016, UI had recorded a gross derivative asset of $19 million

($0 of which is related to UI’s portion of the CfD signed by CL&P), a regulatory asset of $75 million, a gross derivative liability of $95 million ($70 million of which is related to UI’s portion of the CfD signed by CL&P) and a regulatory liability of $0.

The unrealized gains and losses from fair value adjustments to these derivatives, which are recorded in regulatory assets or regulatory liabilities, for the three and six months ended June 30, 2017 and 2016, respectively, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
(Millions)
Derivative assets	$(9)	$(2)	$(4)	$(5)
Derivative liabilities	$5	$6	$6	$(16)

The net notional volumes of the outstanding derivative instruments associated with Networks activities as of June 30, 2017 and December 31, 2016, respectively, consisted of:

	June 30,	December 31,
As of	2017	2016
(Millions)
Wholesale electricity purchase contracts (MWh)	4.5	5.6
Natural gas purchase contracts (Dth)	6.0	5.8
Fleet fuel purchase contracts (Gallons)	2.2	2.3

The offsetting of derivatives, location in the condensed consolidated balance sheet and amounts of derivatives associated with Networks activities as of June 30, 2017 and December 31, 2016, respectively, consisted of:

As of June 30, 2017	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$12	$9	$4	$1
Derivative liabilities	(4)	(1)	(39)	(76)
	8	8	(35)	(75)
Designated as hedging instruments
Derivative assets	—	—	—	—
Derivative liabilities	—	—	(1)	—
	—	—	(1)	—
Total derivatives before offset of cash collateral	8	8	(36)	(75)
Cash collateral receivable	—	—	16	6
Total derivatives as presented in the balance sheet	$8	$8	$(20)	$(69)

As of December 31, 2016	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$19	$16	$7	$5
Derivative liabilities	(7)	(5)	(40)	(79)
	12	11	(33)	(74)
Designated as hedging instruments
Derivative assets	—	—	—	—
Derivative liabilities	—	—	—	—
	—	—	—	—
Total derivatives before offset of cash collateral	12	11	(33)	(74)
Cash collateral receivable	—	—	10	2
Total derivatives as presented in the balance sheet	$12	$11	$(23)	$(72)

The effect of derivatives in cash flow hedging relationships on Other Comprehensive Income (OCI) and income for the three and six months ended June 30, 2017 and 2016, respectively, consisted of:

Three Months Ended June 30,	(Loss) Recognized in OCI on Derivatives	Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income
(Millions)	Effective Portion (a)	Effective Portion (a)
2017
Interest rate contracts	$—	Interest expense	$2
Commodity contracts	—	Operating expenses	—
Total	$—		$2
2016
Interest rate contracts	$—	Interest expense	$2
Commodity contracts	—	Operating expenses	—
Total	$—		$2

Six Months Ended June 30,	(Loss) Recognized in OCI on Derivatives	Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income
(Millions)	Effective Portion (a)	Effective Portion (a)
2017
Interest rate contracts	$—	Interest expense	$4
Commodity contracts	(1)	Operating expenses	—
Total	$(1)		$4
2016
Interest rate contracts	$—	Interest expense	$4
Commodity contracts	—	Operating expenses	1
Total	$—		$5

(a)Changes in OCI are reported on a pre-tax basis. The reclassified amounts of commodity contracts are included within “Purchase power, natural gas and fuel used” line item within operating expenses in the condensed consolidated statements of income.

The net loss in accumulated OCI related to previously settled forward starting swaps and accumulated amortization is $72.8 million and $76.7 million as of June 30, 2017 and December 31, 2016, respectively. We recorded $2.0 million and $4.0 million, and $2.0 million and $4.0 million, in net derivative losses related to discontinued cash flow hedges for the three and six months ended June 30, 2017 and 2016, respectively. We will amortize approximately $8.0 million of discontinued cash flow hedges in 2017. During the three and six months ended June 30, 2017 and 2016, there was no ineffective portion for cash flow hedges.

The unrealized loss of $1.0 million on hedge activities is reported in OCI because the forecasted transaction is considered to be probable as of June 30, 2017. We expect that $1.0 million of those losses will be reclassified into earnings within the next twelve months. The maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted fleet fuel transactions is twelve months.

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

Renewables will periodically designate derivative contracts as cash flow hedges for both its thermal and wind portfolios. To the extent that the derivative contracts are effective in offsetting the variability of cash flows associated with future power sales and gas purchases, the fair value changes are recorded in OCI. Any hedge ineffectiveness is recorded in current period earnings. For thermal operations, Renewables will periodically designate both fixed price NYMEX gas contracts and natural gas basis swaps that hedge the fuel requirements of its Klamath Plant in Klamath, Oregon. Renewables will also designate fixed price power swaps at various locations in the U.S. market to hedge future power sales from its Klamath facility and various wind farms.

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

The net notional volumes of outstanding derivative instruments associated with Renewables and Gas activities as of June 30, 2017 and December 31, 2016, respectively, consisted of:

	June 30,	December 31,
As of	2017	2016
(MWh/Dth in millions)
Wholesale electricity purchase contracts	1	3
Wholesale electricity sales contracts	6	7
Natural gas and other fuel purchase contracts	318	329
Financial power contracts	12	8
Basis swaps – purchases	73	49
Basis swaps – sales	54	45

The fair values of derivative contracts associated with Renewables and Gas activities as of June 30, 2017 and December 31, 2016, respectively, consisted of:

	June 30,	December 31,
As of	2017	2016
(Millions)
Wholesale electricity purchase contracts	$(5)	$(2)
Wholesale electricity sales contracts	16	6
Natural gas and other fuel purchase contracts	15	30
Financial power contracts	58	56
Basis swaps – purchases	(5)	3
Basis swaps – sales	4	(2)
Total	$83	$91

The effect of trading derivatives associated with Renewables and Gas activities for the three and six months ended June 30, 2017 and 2016, respectively, consisted of:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
(Millions)
Wholesale electricity purchase contracts	$1	$5	$(2)	$5
Wholesale electricity sales contracts	(4)	(6)	3	(7)
Financial power contracts	3	1	—	2
Financial and natural gas contracts	—	(1)	4	(31)
Total (Loss) Gain	$—	$(1)	$5	$(31)

The effect of non-trading derivatives associated with Renewables and Gas activities for the three and six months ended June 30, 2017 and 2016, respectively, consisted of:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
(Millions)
Wholesale electricity purchase contracts	$4	$11	$(2)	$8
Wholesale electricity sales contracts	(5)	(20)	6	(14)
Financial power contracts	(10)	(17)	6	(16)
Financial and natural gas contracts	(1)	35	(5)	26
Total (Loss) Gain	$(12)	$9	$5	$4

Such gains and losses are included in “Operating revenues” and in “Purchased power, natural gas and fuel used” operating expenses in the condensed consolidated statements of income, depending upon the nature of the transaction.

The offsetting of derivatives, location in the condensed consolidated balance sheet and amounts of derivatives associated with Renewables and Gas activities as of June 30, 2017 and December 31, 2016, respectively, consisted of:

As of June 30, 2017	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$116	$108	$22	$2
Derivative liabilities	(69)	(6)	(40)	(4)
	47	102	(18)	(2)
Designated as hedging instruments
Derivative assets	9	5	1	6
Derivative liabilities	—	(1)	(8)	(9)
	9	4	(7)	(3)
Total derivatives before offset of cash collateral	56	106	(25)	(5)
Cash collateral receivable (payable)	(15)	(44)	8	2
Total derivatives as presented in the balance sheet	$41	$62	$(17)	$(3)

As of December 31, 2016	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$198	$108	$78	$7
Derivative liabilities	(118)	(4)	(132)	(16)
	80	104	(54)	(9)
Designated as hedging instruments
Derivative assets	25	4	—	—
Derivative liabilities	(1)	—	(39)	(21)
	24	4	(39)	(21)
Total derivatives before offset of cash collateral	104	108	(93)	(30)
Cash collateral receivable (payable)	(17)	(46)	41	24
Total derivatives as presented in the balance sheet	$87	$62	$(52)	$(6)

The effect of derivatives in cash flow hedging relationships on OCI and income for the three and six months ended June 30, 2017 and 2016, respectively, consisted of:

Three Months Ended June 30,	Gain (Loss) Recognized in OCI on Derivatives	Location of Loss (Gain) Reclassified from Accumulated OCI into Income	Loss (Gain) Reclassified from Accumulated OCI into Income
(Millions)	Effective Portion (a)	Effective Portion (a)
2017
Commodity contracts	$—	Revenues	$(3)
Total	$—		$(3)
2016
Commodity contracts	$(38)	Revenues	$(2)
Total	$(38)		$(2)

Six Months Ended June 30,	Gain (Loss) Recognized in OCI on Derivatives	Location of Loss (Gain) Reclassified from Accumulated OCI into Income	Loss (Gain) Reclassified from Accumulated OCI into Income
(Millions)	Effective Portion (a)	Effective Portion (a)
2017
Commodity contracts	$4	Revenues	$30
Total	$4		$30
2016
Commodity contracts	$(35)	Revenues	$(48)
Total	$(35)		$(48)
(a)	Changes in OCI are reported on a pre-tax basis.

Amounts are reclassified from accumulated OCI into income in the period during which the transaction being hedged affects earnings or when it becomes probable that a forecasted transaction being hedged would not occur. Notwithstanding future changes in prices, approximately $2.6 million of gain included in accumulated OCI at June 30, 2017, is expected to be reclassified into earnings within the next twelve months. During the three and six months ended June 30, 2017 and 2016, we recorded a net gain of $0.8 million and $0.5 million, and a net loss of $0.4 million and $4.8 million, respectively, in earnings as a result of ineffectiveness from cash flow hedges. The net loss in accumulated OCI related to a discontinued cash flow hedge is $0.5 million as of June 30, 2017. This amount will amortize through 2018.

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

The wholesale power supply agreements of UI contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit rating on senior debt were to fall below investment grade. If such an event had occurred as of June 30, 2017, UI would have had to post an aggregate of approximately $11 million in collateral.

We have various master netting arrangements in the form of multiple contracts with various single counterparties that are subject to contractual agreements that provide for the net settlement of all contracts through a single payment. Those arrangements reduce our exposure to a counterparty in the event of default on or termination of any single contract. For financial statement presentation purposes, we offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim or the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. The amounts of cash collateral under master netting arrangements that have not been offset against net derivative positions were $21 million and $20 million as of June 30, 2017 and December 31, 2016, respectively. Derivative instruments settlements and collateral payments are included in “Other assets/liabilities” of operating activities in the condensed consolidated statements of cash flows.

Certain of our derivative instruments contain provisions that require us to maintain an investment grade credit rating on our debt from each of the major credit rating agencies. If our debt were to fall below investment grade, we would be in violation of those provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit risk related contingent features that are in a liability position as of June 30, 2017 is $21.4 million, for which we have posted collateral.

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

On March 3, 2015, the FERC issued an order on requests for rehearing of its October 16, 2014 decision. The March order upheld the FERC’s June 19, 2014 decision and further clarified that the 11.74% ROE cap will be applied on a project specific basis and not on a transmission owner’s total average transmission return. In June 2015 the NETOs and complainants both filed an appeal in the U.S. Court of Appeals for the District of Columbia of the FERC’s final order. On April 14, 2017, the Court of Appeals (the Court) vacated FERC’s decision on Complaint I and remanded it to FERC. The Court held that FERC, as directed by statute, did not determine first that the existing ROE was unjust and unreasonable before determining a new ROE. The Court ruled that FERC must first determine that the then existing 11.14% base ROE was unjust and unreasonable before selecting the 10.57% as the new base ROE. The Court also found that FERC did not provide reasoned judgment as to why 10.57%, the point ROE at the midpoint of the upper end of the zone of reasonableness, is a just and reasonable ROE. Instead, FERC had only explained in its order that the midpoint of 9.39% was not just and reasonable and a higher base ROE was warranted. On June 5, 2017, the NETOs made a filing with FERC seeking to reinstate transmission rates to the status quo ante (effect of the Court vacating order is to return the parties to the rates in effect prior to FERC Final decision) as of June 6, 2017, the date the Court decision is expected to be effective. In that filing, the NETOs state that they will not begin billing at the higher rates until 60 days after FERC has a quorum of commissioners. We cannot predict the outcome of action by FERC.

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

CMP and UI reserved for refunds for Complaints I, II and III consistent with the FERC’s March 3, 2015 final decision in Complaint I. Refunds were provided for Complaint I. The CMP and UI total reserve associated with Complaints II and III is $22.0 million and $4.4 million, respectively, as of June 30, 2017, which has not changed since December 31, 2016, except for the accrual of carrying costs. If adopted as final, the impact of the initial decision would be an additional aggregate reserve for Complaints II and III of $17.1 million, which is based upon currently available information for these proceedings. We cannot predict the outcome of the Complaint II and III proceedings.

On April 29, 2016, a fourth ROE complaint (Complaint IV) was filed for a rate period subsequent to prior complaints requesting the base ROE be 8.61% and ROE Cap be 11.24%.  The NETOs filed a response to the Complaint IV on June 3, 2016. On September 20, 2016, FERC accepted the Complaint IV, established a 15-month refund effective date of April 29, 2016, and set the matter for hearing and settlement judge procedures. On February 1, 2017, the complainants filed their initial testimony recommending a base ROE of 8.59%. On March 23, 2017, the NETOs filed their answering testimony supporting the continuation of the base ROE from Complaint I of 10.57%. In April 2017, the NETOs filed for a stay in the hearings pending FERC on the Court order described above. That request was denied by the Administrative Law Judge. Hearings are being held later this year with an expected Initial Decision from the Administrative Law Judge in March 2018. A range of possible outcomes is not able to be determined at this time due to the preliminary state of this matter. We cannot predict the outcome of the Complaint IV proceeding.

New York State Department of Public Service Investigation of the Preparation for and Response to the March 2017 Windstorm

At the direction of Governor Andrew Cuomo, on March 11, 2017 the New York State Department of Public Service (the “Department”) commenced an investigation of NYSEG’s and RG&E’s preparation for and response to the March 2017 windstorm, which affected more than 219,000 customers. The Department investigation will include a comprehensive review of NYSEG’s and RG&E’s preparation for and response to the windstorm, including all aspects of the companies’ filed and approved emergency plan. The Department held public hearings on April 12 and 13, 2017. We cannot predict the outcome of this investigation.

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

Guarantee Commitments to Third Parties

As of June 30, 2017, we had approximately $2.7 billion of standby letters of credit, surety bonds, guarantees and indemnifications outstanding. These instruments provide financial assurance to the business and trading partners of AVANGRID and its subsidiaries in their normal course of business.  The instruments only represent liabilities if AVANGRID or its subsidiaries fail to deliver on contractual obligations. We therefore believe it is unlikely that any material liabilities associated with these instruments will be incurred and, accordingly, as of June 30, 2017, neither we nor our subsidiaries have any liabilities recorded for these instruments.

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

We have recorded an estimated liability of $6 million related to ten of the twenty-five sites. We have paid remediation costs related to the remaining fifteen sites and do not expect to incur additional liabilities. Additionally, we have recorded an estimated liability of $8 million related to another ten sites where we believe it is probable that we will incur remediation costs and or monitoring costs, although we have not been notified that we are among the potentially responsible parties or that we are regulated under State Resource Conservation and Recovery Act programs. We recorded a corresponding regulatory asset because we expect to recover these costs in rates. It is possible the ultimate cost to remediate these sites may be significantly more than the accrued amount. Our estimate for costs to remediate these sites ranges from $12 million to $22 million as of June 30, 2017. Factors affecting the estimated remediation amount include the remedial action plan selected, the extent of site contamination, and the allocation of the clean-up costs.

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

Our estimate for all costs related to investigation and remediation of the fifty-three sites ranges from $221 million to $465 million as of June 30, 2017. Our estimate could change materially based on facts and circumstances derived from site investigations, changes in required remedial actions, changes in technology relating to remedial alternatives, and changes to current laws and regulations.

Certain Connecticut and Massachusetts regulated gas companies own or have previously owned properties where MGPs had historically operated. MGP operations have led to contamination of soil and groundwater with petroleum hydrocarbons, benzene and metals, among other things, at these properties, the regulation and cleanup of which is regulated by the federal Resource Conservation and Recovery Act as well as other federal and state statutes and regulations. Each of the companies has or had an ownership interest in one or more such properties contaminated as a result of MGP-related activities. Under the existing regulations, the cleanup of such sites requires state and at times, federal, regulators’ involvement and approval before cleanup can commence. In certain cases, such contamination has been evaluated, characterized and remediated. In other cases, the sites have been evaluated and characterized, but not yet remediated. Finally, at some of these sites, the scope of the contamination has not yet been fully characterized; no liability was recorded in respect of these sites as of June 30, 2017 and no amount of loss, if any, can be reasonably estimated at this time. In the past, the companies have received approval for the recovery of MGP-related remediation expenses from customers through rates and will seek recovery in rates for ongoing MGP-related remediation expenses for all of their MGP sites.

As of June 30, 2017 and December 31, 2016, the liability associated with other MGP sites in Connecticut, the remediation costs of which could be significant and will be subject to a review by PURA as to whether these costs are recoverable in rates, was $96 million and $97 million, respectively.

The total liability to investigate and perform remediation at the known inactive MGP sites was $380 million and $388 million as of June 30, 2017 and December 31, 2016, respectively. We recorded a corresponding regulatory asset, net of insurance recoveries and the amount collected from FirstEnergy, as described below, because we expect to recover the net costs in rates. Our environmental liability accruals are recorded on an undiscounted basis and are expected to be paid through the year 2053.

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

FirstEnergy remains liable for a substantial share of clean up expenses at nine MPG sites. Based on current projections, FirstEnergy’s share is estimated at approximately $22 million. This amount is being treated as a contingent asset and has not been recorded as either a receivable or a decrease to the environmental provision. Any recovery will be flowed through to NYSEG ratepayers.

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

English Station

In January 2012, Evergreen Power, LLC (Evergreen Power) and Asnat Realty LLC (Asnat), then and current owners of a former generation site on the Mill River in New Haven (the English Station site) that UI sold to Quinnipiac Energy in 2000, filed a lawsuit in federal district court in Connecticut against UI seeking, among other things: (i) an order directing UI to reimburse the plaintiffs for costs they have incurred and will incur for the testing, investigation and remediation of hazardous substances at the English Station site and (ii) an order directing UI to investigate and remediate the site. This proceeding had been stayed in 2014 pending resolutions of other proceedings before the Connecticut Department of Energy and Environmental Protection (DEEP) concerning the English Station site.  In December 2016, the court administratively closed the file without prejudice to reopen upon the filing of a motion to reopen by any party.  In December 2013, Evergreen Power and Asnat filed a subsequent lawsuit in Connecticut state court seeking among other things: (i) remediation of the English Station site; (ii) reimbursement of remediation costs; (iii) termination of UI’s easement rights; (iv) reimbursement for costs associated with securing the property; and (v) punitive damages. This lawsuit had been stayed in May 2014 pending mediation. Due to lack of activity in the case, the court terminated the stay and scheduled a status conference for July 6, 2017. On July 5, 2017, Asnat filed a pretrial memorandum claiming damages of $10 million for “environmental remediation activities” and lost use of the property; the memorandum also states that Asnat intends to amend its complaint to update allegations and name additional parties, including former UIL officers and employees and other UI officers.

On April 8, 2013, DEEP issued an administrative order addressed to UI, Evergreen Power, Asnat and others, ordering the parties to take certain actions related to investigating and remediating the English Station site. Mediation of the matter began in the fourth quarter of 2013 and concluded unsuccessfully in April 2015. This proceeding was stayed while DEEP and UI continue to work through the remediation process pursuant to the consent order described below. Status reports are periodically filed with the DEEP. The last report was filed in July 2017 and the next status report is due in September 2017.

On August 4, 2016, DEEP issued a partial consent order (the consent order), that, subject to its terms and conditions, requires UI to investigate and remediate certain environmental conditions within the perimeter of the English Station site. Under the consent order, to the extent that the cost of this investigation and remediation is less than $30 million, UI will remit to the State of Connecticut the difference between such cost and $30 million to be used for a public purpose as determined in the discretion of the Governor of the

State of Connecticut, the Attorney General of the State of Connecticut, and the Commissioner of DEEP. UI is obligated to comply with the terms of the consent order even if the cost of such compliance exceeds $30 million. Under the terms of the consent order, the State will discuss options with UI on recovering or funding any cost above $30 million such as through public funding or recovery from third parties; however, it is not bound to agree to or support any means of recovery or funding.

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

As of December 31, 2016, we reserved $30 million for this matter. As of June 30, 2017, the reserve amount remained unchanged. We cannot predict the outcome of this matter.

Note 9. Post-retirement and Similar Obligations

We made $32.4 million of pension contributions for the three and six months ended June 30, 2017. We do not expect to make additional contributions for the remainder of 2017.

The components of net periodic benefit cost for pension benefits for the three and six months ended June 30, 2017 and 2016, respectively, consisted of:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
(Millions)
Service cost	$11	$11	$22	$22
Interest cost	34	35	69	70
Expected return on plan assets	(49)	(51)	(99)	(102)
Amortization of:
Prior service costs	1	1	1	1
Actuarial loss	31	37	63	75
Net Periodic Benefit Cost	$28	$33	$56	$66

The components of net periodic benefit cost for postretirement benefits for the three and six months ended June 30, 2017 and 2016, respectively, consisted of:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
(Millions)
Service cost	$1	$1	$2	$2
Interest cost	5	6	10	12
Expected return on plan assets	(2)	(3)	(4)	(6)
Amortization of:
Prior service costs	(2)	(2)	(4)	(4)
Actuarial loss	1	2	2	4
Net Periodic Benefit Cost	$3	$4	$6	$8

Note 10. Equity

As of June 30, 2017, our share capital consisted of 500,000,000 shares of common stock authorized, 309,670,932 shares issued and 309,005,272 shares outstanding, 81.5% of which is owned by Iberdrola, each having a par value of $0.01, for a total value of common stock capital of $3 million and additional paid in capital of $13,655 million. As of December 31, 2016, our share capital consisted of 500,000,000 shares of common stock authorized, 309,600,439 shares issued and 308,993,149 shares outstanding, 81.5% of which was owned by Iberdrola, each having a par value of $0.01, for a total value of common stock capital of $3 million and additional paid in capital of $13,653 million. We had 485,810 and 491,459 shares of common stock held in trust and no convertible preferred shares outstanding as of March 31, 2017 and December 31, 2016, respectively. During the six months ended June 30, 2017, we issued 70,493 shares of common stock and released 5,649 shares of common stock held in trust each having a par value of $0.01. During the six months ended June 30, 2016, we issued 101,538 shares of common stock and released 134,921 shares of common stock held in trust each having a par value of $0.01.

On April 28, 2016, we entered into a repurchase agreement with J.P. Morgan Securities, LLC. (JPM), pursuant to which JPM will, from time to time, acquire, on behalf of AVANGRID, shares of common stock of AVANGRID. The purpose of the stock repurchase program is to allow AVANGRID to maintain the relative ownership percentage by Iberdrola at 81.5%. The stock repurchase program may be suspended or discontinued at any time upon notice. Out of a total of 179,850 treasury shares of common stock of AVANGRID as of June 30, 2017, 115,831 shares were repurchased during 2016 and 64,019 shares were repurchased in May 2017, all in the open market. The total cost of repurchases, including commissions, was $8 million as of June 30, 2017.

Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss for the three months ended June 30, 2017 and 2016, respectively, consisted of:

	As of March 31,	Three Months Ended June 30,	As of June 30,	As of March 31,	Three Months Ended June 30,	As of June 30,
	2017	2017	2017	2016	2016	2016
(Millions)
Loss on revaluation of defined benefit plans	$(14)	$—	$(14)	$(17)	$—	$(17)
Loss for nonqualified pension plans	(7)	—	(7)	(8)	—	(8)
Unrealized gain (loss) during period on derivatives qualifying as cash flow hedges, net of income tax benefit of $(14.2) for 2016	7	—	7	33	(23)	10
Reclassification to net income of (gains) losses on cash flow hedges, net of income tax (benefit) expense of $(0.1) for 2017 and $0.7 for 2016(a)	(47)	(1)	(48)	(80)	1	(79)
Gain (loss) on derivatives qualifying as cash flow hedges	(40)	(1)	(41)	(47)	(22)	(69)
Accumulated Other Comprehensive Loss	$(61)	$(1)	$(62)	$(72)	$(22)	$(94)

Accumulated Other Comprehensive Loss for the six months ended June 30, 2017 and 2016, respectively, consisted of:

	As of December 31,	Six Months Ended June 30,	As of June 30,	As of December 31,	Six Months Ended June 30,	As of June 30,
	2016	2017	2017	2015	2016	2016
(Millions)
(Gain) loss on revaluation of defined benefit plans, net of income tax expense of $2.9 for 2016	$(14)	$—	$(14)	$(21)	$4	$(17)
Loss for nonqualified pension plans	(7)	—	(7)	(8)	—	(8)
Unrealized gain (loss) during period on derivatives qualifying as cash flow hedges, net of income tax expense (benefit) of $1.1 for 2017 and $(13.0) for 2016	5	2	7	31	(21)	10
Reclassification to net income of losses (gains) on cash flow hedges, net of income tax expense (benefit) of $13.5 for 2017 and $(15.9) for 2016(a)	(70)	22	(48)	(54)	(25)	(79)
Gain (loss) on derivatives qualifying as cash flow hedges	(65)	24	(41)	(23)	(46)	(69)
Accumulated Other Comprehensive Gain (Loss)	$(86)	$24	$(62)	$(52)	$(42)	$(94)

(a)	Reclassification is reflected in the operating expenses line item in the condensed consolidated statements of income.

Note 11. Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to AVANGRID by the weighted-average number of shares of our common stock outstanding. During the three and six months ended June 30, 2017 and 2016, while we did have securities that were dilutive, these securities did not result in a change in our earnings per share calculation for the three and six months ended June 30, 2017 and 2016.

The calculations of basic and diluted earnings per share attributable to AVANGRID, for the three and six months ended June 30, 2017 and 2016, respectively, consisted of:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
(Millions, except for number of shares and per share data)
Numerator:
Net income attributable to AVANGRID	$120	$102	$359	$314
Denominator:
Weighted average number of shares outstanding - basic	309,520,718	309,527,868	309,514,836	309,533,042
Weighted average number of shares outstanding - diluted	309,826,185	309,683,965	309,799,839	309,689,138
Earnings per share attributable to AVANGRID
Earnings Per Common Share, Basic	$0.39	$0.33	$1.16	$1.01
Earnings Per Common Share, Diluted	$0.39	$0.33	$1.16	$1.01

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

Segment information for the three months ended June 30, 2017, consisted of:

Three Months Ended June 30, 2017	Networks	Renewables	Gas	Other (a)	AVANGRID Consolidated
(Millions)
Revenue - external	$1,065	$263	$1	$2	$1,331
Revenue - intersegment	2	2	1	(5)	—
Depreciation and amortization	120	80	6	—	206
Operating income (loss)	196	50	(17)	(6)	223
Adjusted EBITDA	316	130	(11)	(6)	429
Earnings (losses) from equity method investments	3	(2)	—	—	1

(a)Does not represent a segment. It mainly includes Corporate and intersegment eliminations.

Included in revenue-external for the three months ended June 30, 2017, are: $821 million from regulated electric operations, $248 million from regulated gas operations and $(4) million amounts from other operations of Networks; $263 million from renewable energy generation of Renewables; $(1) million from gas storage services and $2 million from gas trading operations of Gas.

Segment information for the three months ended June 30, 2016, consisted of:

Three Months Ended June 30, 2016	Networks	Renewables	Gas	Other (a)	AVANGRID Consolidated
(Millions)
Revenue - external	$1,211	$242	$(14)	$—	$1,439
Revenue - intersegment	2	2	3	(7)	—
Depreciation and amortization	126	81	6	—	213
Operating income (loss)	299	58	(28)	(7)	322
Adjusted EBITDA	425	139	(22)	(7)	535
Earnings (losses) from equity method investments	3	(3)	—	—	—

(a)Does not represent a segment. It mainly includes Corporate and intersegment eliminations.

Included in revenue-external for the three months ended June 30, 2016, are: $949 million from regulated electric operations, $263 million from regulated gas operations and $(1) million amounts from other operations of Networks; $242 million from renewable energy generation of Renewables; $5 million from gas storage services and $(19) million from gas trading operations of Gas.

Segment information as of and for the six months ended June 30, 2017, consisted of:

Six Months Ended June 30, 2017	Networks	Renewables	Gas	Other (a)	AVANGRID Consolidated
(Millions)
Revenue - external	$2,525	$548	$15	$1	$3,089
Revenue - intersegment	1	4	12	(17)	—
Depreciation and amortization	233	158	12	—	403
Operating income (loss)	532	106	(10)	(7)	621
Adjusted EBITDA	765	263	3	(7)	1,024
Earnings (losses) from equity method investments	7	(4)	—	—	3
Capital expenditures	$534	$531	$4	$—	$1,069
As of June 30, 2017
Property, plant and equipment	13,323	8,473	493	1	22,290
Equity method investments	150	242	—	—	392
Total assets	$20,759	$10,204	$1,020	$(498)	$31,485

(a)	Does not represent a segment. It mainly includes Corporate and intersegment eliminations.

Included in revenue-external for the six months ended June 30, 2017, are: $1,742 million from regulated electric operations, $785 million from regulated gas operations and $(2) million amounts from other operations of Networks; $548 million from renewable energy generation of Renewables; $3 million from gas storage services and $12 million from gas trading operations of Gas.

Segment information for the six months ended June 30, 2016, consisted of:

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

Included in revenue-external for the six months ended June 30, 2016, are: $1,862 million from regulated electric operations, $740 million from regulated gas operations and (1) million amounts from other operations of Networks; $518 million from renewable energy generation of Renewables; $12 million from gas storage services and $(23) million from gas trading operations of Gas.

Reconciliation of consolidated Adjusted EBITDA to the AVANGRID consolidated Net Income for the three and six months ended June 30, 2017 and 2016, respectively, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
(Millions)
Consolidated Adjusted EBITDA	$429	$535	$1,024	$1,089
Less:
Depreciation and amortization	206	213	403	418
Interest expense, net of capitalization	68	68	139	152
Income tax expense	44	172	147	276
Add:
Other income	8	20	21	69
Earnings from equity method investments	1	—	3	2
Consolidated Net Income	$120	$102	$359	$314

Note 13. Related Party Transactions

We engage in related party transactions that are generally billed at cost and in accordance with applicable state and federal commission regulations.

Related party transactions for the three months ended June 30, 2017 and 2016, respectively, consisted of:

Three Months Ended June 30,	2017		2016
(Millions)	Sales To	Purchases From	Sales To	Purchases From
Iberdrola Canada Energy Services, Ltd	$—	$(10)	$—	$(14)
Iberdrola Renovables Energía, S.L.	—	(3)	—	(2)
Iberdrola, S.A.	—	(9)	—	(10)
Iberdrola Energia Monterrey, S.A. de C.V.	14	—	—	—
Other	—	(2)	1	(1)

Related party transactions for the six months ended June 30, 2017 and 2016, respectively, consisted of:

Six Months Ended June 30,	2017		2016
(Millions)	Sales To	Purchases From	Sales To	Purchases From
Iberdrola Canada Energy Services, Ltd	$—	$(20)	$—	$(19)
Iberdrola Renovables Energía, S.L.	—	(5)	—	(5)
Iberdrola, S.A.	—	(18)	—	(18)
Iberdrola Energia Monterrey, S.A. de C.V.	29	—	—	—
Other	1	(2)	2	(1)

In addition to the statements of income items above, we made purchases of turbines for wind farms from Siemens-Gamesa, in which Iberdrola has an 8.1% ownership. The amounts capitalized for these transactions were $166 million and $269 million as of June 30, 2017 and December 31, 2016, respectively.

Related party balances as of June 30, 2017 and December 31, 2016, respectively, consisted of:

As of	June 30, 2017		December 31, 2016
(Millions)	Owed By	Owed To	Owed By	Owed To
Iberdrola Canada Energy Services, Ltd.	$—	$(27)	$—	$(14)
Siemens-Gamesa	—	(100)	1	(181)
Iberdrola, S.A.	1	(18)	—	(30)
Iberdrola Renovables Energía, S.L.	—	(5)	2	—
Iberdrola Energia Monterrey, S.A. de C.V.	3	—	11	—
Other	11	(1)	11	(3)

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

Transactions with Iberdrola Canada Energy Services (ICES) predominantly relate to the purchase of gas for ARHI’s gas-fired cogeneration facility in Klamath, Oregon. The balance of notes payable to ICES was $20 million and $10 million as of June 30, 2017 and December 31, 2016, respectively.

Transactions with Iberdrola Energia Monterrey predominantly relate to the sale of gas by Enstor Gas for the power generation plant in Monterrey, Mexico.

There have been no guarantees provided or received for any related party receivables or payables. These balances are unsecured and are typically settled in cash. Interest is not charged on regular business transactions but is charged on outstanding loan balances. There have been no impairments or provisions made against any affiliated balances.

Networks holds an approximate 20% ownership interest in the regulated New York TransCo, LLC (New York TransCo). Through New York TransCo, Networks has formed a partnership with Central Hudson Gas and Electric Corporation, Consolidated Edison, Inc., National Grid, plc and Orange and Rockland Utilities, Inc. to develop a portfolio of interconnected transmission lines and substations to fulfill the objectives of the New York energy highway initiative, which is a proposal to install up to 3,200 MW of new electric generation and transmission capacity in order to deliver more power generated from upstate New York power plants to downstate New York. As of June 30, 2017 the amount receivable from New York TransCo was $11 million.

AVANGRID manages its overall liquidity position as part of the broader Iberdrola Group and is a party to a notional cash pooling agreement with a financial institution, along with certain members of the Iberdrola Group. Cash surpluses remaining after meeting the liquidity requirements of AVANGRID and its subsidiaries may be deposited at the financial institution. Deposits, or credit balances, serve as collateral against the debit balances of other parties to the notional cash pooling agreement. The balance at both June 30, 2017 and December 31, 2016, was zero.

Note 14. Accounts Receivable

Accounts receivable include amounts due under deferred payment arrangements (DPA). A DPA allows the account balance to be paid in installments over an extended period of time, which generally exceeds one year, by negotiating mutually acceptable payment terms and not bearing interest. The utility company generally must continue to serve a customer who cannot pay an account balance in full if the customer (i) pays a reasonable portion of the balance; (ii) agrees to pay the balance in installments; and (iii) agrees to pay future bills within 30 days until the DPA is paid in full. Failure to make payments on a DPA results in the full amount of a receivable under a DPA being due. These accounts are part of the regular operating cycle and are classified as current.

We establish provisions for uncollectible accounts for DPAs by using both historical average loss percentages to project future losses and by establishing specific provisions for known credit issues. Amounts are written off when reasonable collection efforts have been exhausted. DPA receivable balances were $62 million and $54 million at June 30, 2017 and December 31, 2016, respectively. The allowance for doubtful accounts for DPAs at June 30, 2017 and December 31, 2016, was $33 million and $30 million, respectively. Furthermore, the provision for bad debts associated with the DPAs for the three months ended June 30, 2017 and 2016 was $2 million and $0, respectively, and for the six months ended June 30, 2017 and 2016 was $3 million and $(1) million, respectively.

Note 15. Income Tax Expense

The effective tax rates, inclusive of federal and state income tax, for the three and six months ended June 30, 2017, were 26.8% and 29.1%, respectively, which are lower than the 35% statutory federal income tax rate predominantly due to the recognition of production tax credits associated with wind production in both periods. Additionally, a $14 million increase in income tax expense is due to unfunded future income tax to reflect the change from a flow through to normalization method, which was recorded as an increase to revenue, with an offsetting and equal increase to income tax expense in the six months ended June 30, 2017. This increase was offset by other discrete tax adjustments during the period. The effective tax rates, inclusive of federal and state income tax, for the three and six months ended June 30, 2016, were 62.9% and 46.8%, respectively, which are higher than the 35% statutory federal income tax rate predominantly due to the impact of an adjustment of $126 million to unfunded future income tax to reflect the change from a flow through to normalization method following the approval of the Joint Proposal by the NYPSC, which was recorded in the second quarter of 2016 as an increase to income tax expense and an offsetting increase to revenue and the sale of the Iroquois equity investment in the six month period ended June 30, 2016, partially offset by the recognition of production tax credits associated with wind production in both periods.

Note 16. Stock-Based Compensation Expense

Pursuant to the 2016 Avangrid, Inc. Omnibus Incentive Plan 5,327 additional performance stock units (PSUs) were granted to certain officers and employees of AVANGRID in March 2017. The PSUs will vest upon achievement of certain performance- and market-based metrics related to the 2016 through 2019 plan and will be payable in three equal installments in 2020, 2021 and 2022. The fair value on the grant date was determined based on $31.80 per share.

The total stock-based compensation expense (credit), which is included in operations and maintenance of the condensed consolidated statements of income, for the three and six months ended June, 2017 was $2.6 million and $3.9 million, respectively, and for the three and six months ended June 30, 2016 was $(1.2) million and $0.2 million, respectively.

The total liability relating to stock-based compensation, which is included in other non-current liabilities, was $5.6 million and $9.5 million as of June 30, 2017 and December 31, 2016, respectively. Before 2016, AVANGRID’s historical stock-based compensation expense and liabilities were based on shares of Iberdrola and not on shares of AVANGRID. These Iberdrola shares-based awards were early terminated at the end of 2015, and the remaining liability will be settled in March 2018.

In connection with the acquisition of UIL, certain PSUs granted under the UIL 2008 Stock and Incentive Compensation Plan are outstanding, which are payable in AVANGRID shares in 2018 and vest based upon the achievement of certain pre-determined performance objectives.

Note 17. Tax Equity Financing Arrangements

The sale of a membership interest in the tax equity financing arrangements (TEFs) represents the sale of an equity interest in a structure that is considered in substance real estate. Under existing guidance for real estate financings, the membership interests in the TEFs we sold to the third-party investors are reflected as a financing obligation in the consolidated balance sheets. We continue to fully consolidate the TEFs’ assets and liabilities in the consolidated balance sheets and to report the results of the TEFs’ operations in the consolidated statements of income. The presentation reflects revenues and expenses from the TEFs’ operations on a fully consolidated basis. We consolidate the TEF’s based on being the primary beneficiary for these variable interest entities (VIEs). The liabilities are increased for cash contributed by the third-party investors, interest accrued, and the federal income tax impact to the third-party investors of the allocation of taxable income. Interest is accrued on the balance using the effective interest method and the third-party investors’ targeted rate of return. The balance accrued interest at an average rate of 6.7% and 5.4% as of June 30, 2017 and December 31, 2016, respectively. The liabilities are reduced by cash distributions to the third-party investors, the allocation of production tax credits to the third-party investors, and the federal income tax impact to the third-party investors of the allocation of taxable losses.

The assets and liabilities of these VIEs totaled approximately $1,278 million and $190 million, respectively, at June 30, 2017. As of December 31, 2016, the assets and liabilities of VIEs totaled approximately $1,343 million and $244 million, respectively. At June 30, 2017 and December 31, 2016, the assets and liabilities of the VIEs consisted primarily of property, plant and equipment, equity method investments and TEF liabilities. At June 30, 2017 and December 31, 2016, equity method investments of VIEs were approximately $155 million and $161 million, respectively.

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

Note 18. Subsequent Events

On July 6, 2017, the board of directors of AVANGRID declared a quarterly dividend of $0.432 per share on its common stock. This dividend is payable on October 2, 2017 to shareholders of record at the close of business on September 8, 2017.

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

Overview

AVANGRID is a diversified energy and utility company with more than $31 billion in assets and operations in 27 states. The company operates regulated utilities and electricity generation through two primary lines of business. Avangrid Networks is comprised of eight electric and natural gas utilities, serving approximately 3.2 million customers in New York and New England. Avangrid Renewables operates 6.6 gigawatts of electricity capacity, primarily through wind power, with presence in 22 states across the United States. AVANGRID employs approximately 6,800 people. AVANGRID was formed by a merger between Iberdrola USA, Inc. and UIL Holdings Corporation in 2015. Iberdrola S.A., or Iberdrola, a corporation (sociedad anónima) organized under the laws of the Kingdom of Spain, a worldwide leader in the energy industry, directly owns 81.5% of the outstanding shares of AVANGRID common stock. Our primary business is ownership of our operating businesses, which are described below.

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

Through Networks, we own electric generation, transmission and distribution companies and natural gas distribution, transportation and sales companies in New York, Maine, Connecticut and Massachusetts, delivering electricity to approximately 2.2 million electric utility customers and delivering natural gas to approximately 1 million natural gas public utility customers as of June 30, 2017.

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

Through Renewables, we had a combined wind, solar and thermal installed capacity of 6,574 megawatts, or MW, as of June 30, 2017, including Renewables’ share of joint projects, of which 5,888 MW was installed wind capacity. Approximately 67% of the capacity was contracted as of June 30, 2017, for an average period of 9.0 years. Being among the top three largest wind operators in the United States based on installed capacity as of June 30, 2017, Renewables strives to lead the transformation of the U.S. energy industry to a competitive, clean energy future. Renewables currently operates 55 wind farms in 20 states across the United States.

Through Gas, as of June 30, 2017, we own approximately 67.5 billion cubic feet, or Bcf, of net working gas storage capacity. Gas operates 50.3 Bcf of contracted or managed natural gas storage capacity in North America through Enstor Energy Services LLC, as of June 30, 2017.

Summary of Results of Operations

Our operating revenues decreased by 7%, from $1.4 billion for the three months ended June 30, 2016 to $1.3 billion for the three months ended June 30, 2017.

The Networks revenues decreased due to a decrease in revenue related regulatory activities primarily driven by an adjustment of $126 million of unfunded future income tax to reflect the change from a flow through to normalization method, which was recorded as an increase to revenue, with an offsetting and equal increase to income tax expense in the second quarter of 2016. Renewables and Gas business revenues increased on the impact of favorable operating conditions and mark-to-market (MtM) changes on derivatives.

Net income increased by 17% from $102 million for the three months ended June 30, 2016, to $120 million for the three months ended June 30, 2017. Networks net income improved due to impacts from rate case activities in New York and Connecticut and lower costs. Renewables net income decreased as a result of higher unfavorable MtM changes on energy derivatives and higher transmission and energy purchases. Gas net loss decreased due to improved performance in the owned and contracted storage businesses and favorable MtM changes on derivatives.

Adjusted earnings before interest, tax, depreciation and amortization, or adjusted EBITDA (a non-GAAP financial measure), decreased by 20% from $535 million for the three months ended June 30, 2016, to $429 million for the three months ended June 30, 2017. Adjusted gross margin (a non-GAAP financial measure) decreased by 11%, from $1,157 million for the three months ended June 30, 2016 to $1,024 million for the three months ended June 30, 2017. The decrease in the non-GAAP adjusted EBITDA and non-GAAP adjusted gross margin is primarily due to a decrease in revenue related regulatory activities driven by an adjustment of unfunded future income tax in the second quarter of 2016, that did not impact net income, as discussed above, partially offset by average higher rates at Networks, favorable prices and new capacity at Renewables and improved performance in the owned and contracted storage businesses along with favorable MtM changes on derivatives at Gas. For additional information and reconciliation of the non-GAAP adjusted EBITDA to net income and the non-GAAP adjusted gross margin to net income, see “—Non-GAAP Financial Measures”.

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

Transmission - ROE Complaint I

On April 14, 2017, the Court of Appeals (the Court) vacated FERC’s decision on Complaint I and remanded it to FERC. The Court held that FERC, as directed by statute, did not determine first that the existing ROE was unjust and unreasonable before determining a new ROE.  The Court ruled that FERC must first determine that the then existing 11.14% base ROE was unjust and unreasonable before selecting the 10.57% as the new base ROE. The Court also found that FERC did not provide reasoned judgment as to why 10.57%, the point ROE at the midpoint of the upper end of the zone of reasonableness, is a just and reasonable ROE. Instead, FERC had only explained in its order that the midpoint of 9.39% was not just and reasonable and a higher base ROE was warranted.  On June 5, 2017, the NETOs made a filing with FERC seeking to reinstate transmission rates to the status quo ante (effect of the Court vacating order is to return the parties to the rates in effect prior to FERC Final decision) as of June 6, 2017, the date the Court decision is expected to be effective. In that filing, the NETOs state that they will not begin billing at the higher rates until 60 days after FERC has a quorum of commissioners. We cannot predict the outcome of an appeal or other action by FERC.

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

SCG’s application for new tariffs

On June 30, 2017, SCG filed an application with PURA for new tariffs to become effective January 1, 2018.  SCG is requesting a three-year rate plan for calendar years 2018, 2019 and 2020 and a proposed ROE of 9.95%.  SCG is also requesting to implement a Revenue Decoupling Mechanism, or RDM, and Distribution Integrity Management Program, or DIMP, mechanism similar to the mechanisms authorized for CNG. SCG expects a decision on its rate case application by the end of December 2017 for new tariffs in 2018. SCG’s last distribution rates were effective from August 2011 as part of a one year rate plan approved by PURA.

Results of Operations

The following table sets forth financial information by segment for each of the periods indicated:

	Three Months Ended					Three Months Ended
	June 30, 2017					June 30, 2016
	Total	Networks	Renewables	Gas	Other(1)	Total	Networks	Renewables	Gas	Other(1)
	(in millions)
Operating Revenues	$1,331	$1,067	$265	$2	$(3)	$1,439	$1,213	$244	$(11)	$(7)
Operating Expenses
Purchased power, natural gas and fuel used	242	210	33	—	(1)	221	218	6	—	(3)
Operations and maintenance	522	421	88	11	2	558	461	87	10	—
Depreciation and amortization	206	120	80	6	—	213	126	81	6	—
Taxes other than income taxes	138	120	14	2	2	125	109	12	1	3
Total Operating Expenses	1,108	871	215	19	3	1,117	914	186	17	—
Operating income (loss)	223	196	50	(17)	(6)	322	299	58	(28)	(7)
Other Income (Expense)
Other income (expense)	8	11	(3)	1	(1)	20	17	15	—	(12)
Earnings (losses) from equity method investments	1	3	(2)	—	—	—	3	(3)	—	—
Interest expense, net of capitalization	(68)	(58)	(8)	(9)	8	(68)	(64)	(19)	(6)	21
Income (Loss) Before Income Tax	164	152	37	(25)	1	274	255	51	(34)	2
Income tax expense	44	56	6	(9)	(9)	172	176	10	(12)	(2)
Net Income (Loss)	120	96	31	(16)	10	102	79	41	(22)	4
Less: Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	—
Net Income (Loss) Attributable to Avangrid, Inc.	$120	$96	$31	$(16)	$10	$102	$79	$41	$(22)	$4

	Six Months Ended					Six Months Ended
	June 30, 2017					June 30, 2016
	Total	Networks	Renewables	Gas	Other(1)	Total	Networks	Renewables	Gas	Other(1)
	(in millions)
Operating Revenues	$3,089	$2,526	$552	$27	$(16)	$3,109	$2,603	$522	$1	$(17)
Operating Expenses
Purchased power, natural gas and fuel used	707	628	91	—	(12)	649	599	62	—	(12)
Operations and maintenance	1,073	883	170	21	(1)	1,109	921	166	23	(1)
Depreciation and amortization	403	233	158	12	—	418	244	161	13	—
Taxes other than income taxes	285	250	27	4	4	262	228	26	3	5
Total Operating Expenses	2,468	1,994	446	37	(9)	2,438	1,992	415	39	(8)
Operating income (loss)	621	532	106	(10)	(7)	671	611	107	(38)	(9)
Other Income (Expense)
Other income (expense)	21	22	(1)	2	(2)	69	30	27	—	12
Earnings (losses) from equity method investments	3	7	(4)	—	—	2	6	(4)	—	—
Interest expense, net of capitalization	(139)	(121)	(16)	(16)	14	(152)	(141)	(39)	(12)	40
Income (Loss) Before Income Tax	506	440	85	(24)	5	590	506	91	(50)	43
Income tax expense	147	172	(15)	(10)	—	276	262	7	(18)	25
Net Income (Loss)	359	268	100	(14)	5	314	244	84	(32)	18
Less: Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	—
Net Income (Loss) Attributable to Avangrid, Inc.	$359	$268	$100	$(14)	$5	$314	$244	$84	$(32)	$18

(1)Other amounts represent corporate and intersegment eliminations.

Comparison of Period to Period Results of Operations

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

The following table sets forth our operating revenues and expenses by segment for each of the periods indicated and as a percentage of the consolidated total of operating revenues and operating expenses, respectively:

Three Months Ended June 30, 2017	Total	Networks	Renewables	Gas	Other(1)
	(in millions)
Operating revenues	$1,331	$1,067	$265	$2	$(3)
Operating revenues %		80%	20%	—	—
Operating expenses	$1,108	$871	$215	$19	$3
Operating expenses %		79%	19%	2%	—

Three Months Ended June 30, 2016	Total	Networks	Renewables	Gas	Other(1)
	(in millions)
Operating revenues	$1,439	$1,213	$244	$(11)	$(7)
Operating revenues %		84%	17%	(1)%	—
Operating expenses	$1,117	$914	$186	$17	$—
Operating expenses %		82%	17%	1%	—

(1)Other amounts represent corporate and intersegment eliminations.

Operating Revenues

Our operating revenues decreased by 7% from $1.4 billion for the three months ended June 30, 2016 to $1.3 billion for the three months ended June 30, 2017, as detailed by segment below:

Networks

Operating revenues decreased by $146 million, or 12%, from $1.2 billion for the three months ended June 30, 2016 to $1.1 billion for the three months ended June 30, 2017. Electricity and gas revenues increased by $16 million and $10 million, respectively, due to primarily the impact of higher average rates in the second quarter of 2017 compared to the same period of 2016 from rate case activities in New York and Connecticut. Revenue related regulatory activities decreased by $172 million primarily due to an adjustment of $126 million of unfunded future income tax to reflect the change from a flow through to normalization method, which was recorded as an increase to revenue, with an offsetting and equal increase to income tax expense in the second quarter of 2016, decreases in stranded cost of $18 million, recoveries on the Ginna Reliability Support Services Agreement, or Ginna RSSA, of $20 million, amortization of regulatory deferrals from previous rate case of $28 million that ended in 2016 and $4 million decreases in other regulatory activities, offset by increases in the energy supply reconciliation of $9 million and non by-passable wire charges of $15 million.

Renewables

Operating revenues increased by $21 million, or 9%, from $244 million for the three months ended June 30, 2016 to $265 million for the three months ended June 30, 2017. The increase in operating revenues was due to an increases of $10 million from new capacity with output increasing 4%, or 169GWh, $4 million increase in realized prices mainly due to the improvement in West region rates, favorable MtM changes of $10 million on energy derivative transactions entered into for economic hedging purposes, offset by a decline in thermal revenue of $3 million offset within purchases below.

Gas

Operating revenues increased by $13 million from negative $11 million for the three months ended June 30, 2016 to $2 million for the three months ended June 30, 2017. The increase in operating revenues was mainly due to $12 million of improved performance in the owned and contracted storage businesses, $4 million favorable MtM change, offset by $4 million unfavorable results from transportation business mainly driven by $3 million loss recorded in the second quarter of 2017 due to turn back of Iroquois transport capacity.

Purchased Power, Natural Gas and Fuel Used

Our purchased power, natural gas and fuel used increased by 9%, from $221 million for the three months ended June 30, 2016 to $242 million for the three months ended June 30, 2017, as detailed by segment below:

Networks

Purchased power, natural gas and fuel used decreased by $8 million, or 4%, from $218 million for the three months ended June 30, 2016 to $210 million for the three months ended June 30, 2017. The decrease is primarily driven by $12 million decrease in purchases from contracts that expired in December 2016, offset by $4 million increase in average gas prices combined with an increase in overall transportation expense.

Renewables

Purchased power, natural gas and fuel used increased by $27 million, or 450%, from $6 million for the three months ended June 30, 2016 to $33 million for the three months ended June 30, 2017. Klamath power plant expense was $8 million lower, MtM changes on derivatives were unfavorable $28 million due to market price changes in the current period and transmission and energy purchases were higher by $6 million.

Gas

The gas business had no purchased power, natural gas and fuel used for the three months ended June 30, 2017 and 2016. As a predominantly trading business, such expenses are required to be netted with revenues.

Operations and Maintenance

Our operations and maintenance decreased by 7% from $558 million for the three months ended June 30, 2016 to $522 million for the three months ended June 30, 2017, as detailed by segment below:

Networks

Operations and maintenance decreased by $40 million, or 8%, from $461 million for the three months ended June 30, 2016 to $421 million for the three months ended June 30, 2017. The decrease is primarily due to decrease of $47 million in the Ginna RSSA driven by its completion, offset by increases in labor costs and corporate charges.

Renewables

Operations and maintenance expenses increased by $1 million or 2% from $87 million for the three months ended June 30, 2016 to $88 million for the three months ended June 30, 2017. Salary costs were $2 million higher due to headcount increases, corporate charges were $2 million higher offset by $3 million higher capitalization from new construction projects in the second quarter 2017 compared with the same period of 2016.

Gas

Operations and maintenance increased by $1 million, or 10%, from $10 million for the three months ended June 30, 2016 to $11 million for the three months ended June 30, 2017. Increases in external services account for the increase in the three month period ended June 30, 2017.

Depreciation and Amortization

Depreciation and amortization for the three months ended June 30, 2017 was $206 million compared to $213 million for the three months ended June 30, 2016, a decrease of $7 million. The decrease is primarily due to decrease of $14 million in Networks depreciation expense as a result of updates to asset lives from the rate case activities, offset by depreciation increase of $7 million due to net plant additions in the period.

Other Income (Expense) and Earnings (Losses) from Equity Method Investments

Other income (expense) and equity earnings (losses) decreased by $11 million from $20 million for the three months ended June 30, 2016 to $9 million for the three months ended June 30, 2017 primarily due to $5 million decrease in Renewables driven by a write-off of certain development projects in the second quarter of 2017 and $6 million decrease due to reversal of the Maine Natural Gas provision recorded in in the second quarter of 2016.

Interest Expense, Net of Capitalization

Interest expense for both the three months ended June 30, 2017 and 2016 remained at the same level of $68 million.

Income Tax Expense

The effective tax rate, inclusive of federal and state income tax, for the three months ended June 30, 2017 is 26.8%, which is lower than the 35% statutory federal income tax rate predominately due to the recognition of production tax credits associated with wind production. The effective tax rate, inclusive of federal and state income tax, for the three months ended June 30, 2016 was 62.9%, which is higher than the 35% statutory federal income tax rate predominantly due to the impact of an adjustment of $126 million to unfunded future income tax to reflect the change from a flow through to normalization method following the approval of the Joint Proposal by the NYPSC, which was recorded in the second quarter of 2016 as an increase to income tax expense and an offsetting increase to revenue, partially offset by the recognition of production tax credits associated with wind production during the same period.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

The following table sets forth our operating revenues and expenses by segment for each of the periods indicated and as a percentage of the consolidated total of operating revenues and operating expenses, respectively:

Six Months Ended June 30, 2017	Total	Networks	Renewables	Gas	Other(1)
	(in millions)
Operating revenues	$3,089	$2,526	$552	$27	$(16)
Operating revenues %		82%	18%	1%	(1)%
Operating expenses	$2,468	$1,994	$446	$37	$(9)
Operating expenses %		81%	18%	1%	—

Six Months Ended June 30, 2016	Total	Networks	Renewables	Gas	Other(1)
	(in millions)
Operating revenues	$3,109	$2,603	$522	$1	$(17)
Operating revenues %		84%	17%	—	(1)%
Operating expenses	$2,438	$1,992	$415	$39	$(8)
Operating expenses %		82%	17%	2%	(1)%

(1)	Other amounts represent corporate and intersegment eliminations.

Operating Revenues

Our operating revenues decreased by less than 1% from $3,109 million for the six months ended June 30, 2016 to $3,089 million for the six months ended June 30, 2017, as detailed by segment below:

Networks

Operating revenues decreased by $77 million, or 3%, from $2.6 billion for the six months ended June 30, 2016 to $2.5 billion for the six months ended June 30, 2017. Electricity and gas revenues increased by $62 million and $40 million, respectively, due to primarily the impact of higher average rates in the second quarter of 2017 compared to the same period of 2016 from rate case activities in New York and Connecticut. Revenue related regulatory activities decreased by $179 million primarily due to an adjustment of $126 million of unfunded future income tax to reflect the change from a flow through to normalization method, which was recorded as an increase to revenue, with an offsetting and equal increase to income tax expense in the second quarter of 2016, decreases in the energy supply reconciliation of $10 million, amortization of regulatory deferrals from previous rate case of $28 million that ended in 2016, decreases in  recoveries on the Ginna RSSA of $20 million, stranded cost of $25 million, storm cost deferrals of $7 million, offset by increases in non by-passable wire charges of $23 million and an adjustment of $14 million to unfunded future income tax to reflect the change from a flow through to normalization method, which was recorded as an increase to revenue, with an offsetting and equal increase to income tax expense in the six month period ended June 30, 2017.

Renewables

Operating revenues increased by $30 million, or 6%, from $522 million for the six months ended June 30, 2016 to $552 million for the six months ended June 30, 2017. The increase in operating revenues was due to an increases of $18 million from wind production with output increasing 4%, or 299GWh, favorable MtM changes of $33 million on energy derivative transactions entered into for economic hedging purposes, offset by a decline in thermal revenue of $9 million offset within purchases below and $12 million in other revenues mainly due to sale of transmission rights that occurred in 2016.

Gas

Operating revenues increased by $26 million from $1 million for the six months ended June 30, 2016 to $27 million for the six months ended June 30, 2017. The increase in operating revenues was mainly due to $13 million of improved performance in the owned and contracted storage businesses, $15 million favorable MtM change, offset by $3 million unfavorable results from transportation business mainly driven by $3 million loss recorded in the second quarter of 2017 due to turn back of Iroquois transport capacity.

Purchased Power, Natural Gas and Fuel Used

Our purchased power, natural gas and fuel used increased by 9%, from $649 million for the six months ended June 30, 2016 to $707 million for the six months ended June 30, 2017, as detailed by segment below:

Networks

Purchased power, natural gas and fuel used increased by $29 million, or 5%, from $599 million for the six months ended June 30, 2016 to $628 million for the six months ended June 30, 2017. The increase is primarily driven by $47 million increase in average gas prices combined with a $14 million increase in overall units of gas procured offset by $23 million decrease in purchases from contracts that expired in December 2016 and $9 million decreases in overall units of electricity procured.

Renewables

Purchased power, natural gas and fuel used increased by $29 million, or 47%, from $62 million for the six months ended June 30, 2016 to $91 million for the six months ended June 30, 2017. Klamath power plant expense was $15 million lower, MtM changes on derivatives were unfavorable $35 million due to market price changes in the current period and transmission and energy purchases were higher by $9 million.

Gas

The gas business had no purchased power, natural gas and fuel used for the six months ended June 30, 2017 and 2016. As a predominantly trading business, such expenses are required to be netted with revenues.

Operations and Maintenance

Our operations and maintenance decreased by 3% from $1,109 million for the six months ended June 30, 2016 to $1,073 million for the six months ended June 30, 2017, as detailed by segment below:

Networks

Operations and maintenance decreased by $38 million, or 4% from $921 million for the six months ended June 30, 2016 to $883 million for the six months ended June 30, 2017. The decrease is primarily due to a decrease of $59 million in the Ginna RSSA driven by its completion, offset by increases in labor costs and corporate charges.

Renewables

Operations and maintenance expenses increased by $4 million or 3% from $166 million for the six months ended June 30, 2016 to $170 million for the six months ended June 30, 2017. Salary costs were $3 million higher due to headcount increases, and corporate charges were $1 million higher in the six month period ended June 30, 2017 compared with the same period of 2016.

Gas

Operations and maintenance decreased by $2 million, or 9%, from $23 million for the six months ended June 30, 2016 to $21 million for the six months ended June 30, 2017. Adjustment in pension costs made in 2016 primarily account for decreases in operation and maintenance in the six month period ended June 30, 2017.

Depreciation and Amortization

Depreciation and amortization for the six months ended June 30, 2017 was $403 million compared to $418 million for the six months ended June 30, 2016, a decrease of $15 million. The decrease is primarily due to decrease of $22 million in Networks depreciation expense as a result of updates to asset lives from the rate case activities, offset by depreciation increase of $7 million due to net plant additions in the period.

Other Income (Expense) and Earnings (Losses) from Equity Method Investments

Other income (expense) and equity earnings (losses) decreased by $47 million from $71 million for the six months ended June 30, 2016 to $24 million for the six months ended June 30, 2017, primarily due to the impact of $31 million from sale of the Iroquois equity investment, $3 million from the sale of other investment and $6 million decrease due to reversal of the Maine Natural Gas provision all occurred in the six month period ended June 30, 2016, $5 million decrease in Renewables driven by a write-off of certain development projects in the second quarter of 2017, $1 million decrease in equity earnings and the remaining $1 million of other decreases.

Interest Expense, Net of Capitalization

Interest expense for the six months ended June 30, 2017 and 2016 were $139 million and $152 million, respectively. Networks was $11 million favorable, mainly as a result of lower interest expense on regulatory deferrals, and Renewables was $2 million favorable, as a result of lower tax equity investment obligations.

Income Tax Expense

The effective tax rate, inclusive of federal and state income tax, for the six months ended June 30, 2017 is 29.1%, which is lower than the 35% statutory federal income tax rate predominately due to the recognition of production tax credits associated with wind production. Additionally, a $14 million increase in income tax expense is due to unfunded future income tax to reflect the change from a flow through to normalization method, which was recorded as an increase to revenue, with an offsetting and equal increase to income tax expense in the six month period ended June 30, 2017. This increase was partially offset by other discrete tax adjustments during the six month period ended June 30, 2017. The effective tax rate, inclusive of federal and state income tax, for the six months ended June 30, 2016 was 46.8% which is higher than the 35% statutory federal income tax rate predominantly due to the impact of an adjustment of $126 million to unfunded future income tax to reflect the change from a flow through to normalization method following the approval of the Joint Proposal by the NYPSC, which was recorded in the second quarter of 2016 as an increase to income tax expense and an offsetting increase to revenue, the sale of the Iroquois equity investment in the six month period ended June 30, 2016, partially offset by the recognition of production tax credits associated with wind production during the same period.

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

We define adjusted EBITDA as net income attributable to AVANGRID, adding back income tax expense, depreciation, amortization, impairment of non-current assets and interest expense, net of capitalization, and then subtracting other income and earnings from equity method investments. We define adjusted net income as net income adjusted to exclude gain on the sale of equity method and other investment, impairment of investment, mark-to-market adjustments to reflect the effect of mark-to-market changes in the fair value of derivative instruments used by AVANGRID to economically hedge market price fluctuations in related underlying physical transactions for the purchase and sale of electricity and adjustments for the non-core Gas storage business, for which we are exploring strategic options. We believe adjusted net income is more useful in understanding and evaluating actual and projected financial performance and contribution of AVANGRID core lines of business and to more fully compare and explain our results. Additionally, we evaluate the nature of our revenues and expenses and adjust to reflect classification by nature for evaluation of our non-GAAP financial measures as opposed to by function. We define adjusted gross margin as adjusted EBITDA adding back operations and maintenance and taxes other than income taxes and then subtracting transmission wheeling. The most directly comparable U.S. GAAP measure to adjusted EBITDA, adjusted gross margin and adjusted net income is net income. We also define adjusted earnings per share (EPS) as adjusted net income converted to an earnings per share amount.

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

Reconciliation of the Net Income attributable to AVANGRID to adjusted EBITDA (non-GAAP) and adjusted gross margin (non-GAAP) before excluding gain on the sale of equity method and other investment, impairment of investment, impact from mark-to-market activities in Renewables and Gas storage business, and before adjustments to reflect the classification of revenues and expenses by nature for the three and six months ended June 30, 2017 and 2016, respectively, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net Income Attributable to Avangrid, Inc.	$120	$102	$359	$314
Add: Income tax expense	44	172	147	276
Depreciation and amortization	206	213	403	418
Interest expense, net of capitalization	68	68	139	152
Less: Other income	8	20	21	69
Earnings from equity method investments	1	—	3	2
Adjusted EBITDA (2)	$429	$535	$1,024	$1,089
Add: Operations and maintenance (1)	522	558	1,073	1,109
Taxes other than income taxes	138	125	285	262
Less: Transmission wheeling (1)	65	61	129	122
Adjusted gross margin (2)	$1,024	$1,157	$2,253	$2,338

(1)

Transmission wheeling is a component of operations and maintenance and is considered a component of adjusted gross margin since it is directly associated with the power supply costs included in the cost of sales.

(2)

Adjusted EBITDA and adjusted gross margin are non-GAAP financial measures and are presented before excluding gain on the sale of equity method and other investment, impairment of investment, impact from mark-to-market activities in Renewables and Gas storage business, and before adjustments to reflect the classification of revenues and expenses by nature. For additional details of these adjustments and reconciliation of net income to adjusted EBITDA and adjusted gross margin that reflect these adjustments see the table on page 51 of this Quarterly Report on Form 10-Q.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

The following table sets forth our adjusted EBITDA and adjusted gross margin by segment for each of the periods indicated and as a percentage of operating revenues:

Three Months Ended June 30, 2017	Total	Networks	Renewables	Gas	Other(1)
	(in millions)
Adjusted gross margin (2)	$1,024	$791	$234	$1	$(2)
Adjusted gross margin %		74%	88%	50%	67%
Adjusted EBITDA (2)	$429	$316	$130	$(11)	$(6)
Adjusted EBITDA %		30%	49%	(550)%	200%

Three Months Ended June 30, 2016	Total	Networks	Renewables	Gas	Other(1)
	(in millions)
Adjusted gross margin (2)	$1,157	$934	$239	$(11)	$(5)
Adjusted gross margin %		77%	98%	100%	63%
Adjusted EBITDA (2)	$535	$425	$139	$(22)	$(7)
Adjusted EBITDA %		35%	57%	200%	88%

(1)	Other amounts represent corporate and intersegment eliminations.
(2)

Adjusted EBITDA and adjusted gross margin are non-GAAP financial measures and are presented before excluding gain on the sale of equity method and other investment, impairment of investment, impact from mark-to-market activities in Renewables and Gas storage business, and before adjustments to reflect the classification of revenues and expenses by nature. For additional details of these adjustments and reconciliation of net income to adjusted EBITDA and adjusted gross margin that reflect these adjustments see the table on page 51 of this Quarterly Report on Form 10-Q.

Our adjusted gross margin decreased by $133 million, or 11%, from $1,157 million for the three months ended June 30, 2016 to $1,024 million for the three months ended June 30, 2017.

Our adjusted EBITDA decreased by $106 million, or 20%, from $535 million for the three months ended June 30, 2016 to $429 million for the three months ended June 30, 2017.

Details of the period to period comparison are described below at the segment level.

Networks

Adjusted gross margin decreased by $143 million from $934 million for the three months ended June 30, 2016 to $791 million for the three months ended June 30, 2017. The decrease is primarily driven by a decrease in revenue related regulatory activities driven by an adjustment of unfunded future income tax in the second quarter of 2016, as discussed above, partially offset by average higher rates from rate case activities in New York and Connecticut.

Adjusted EBITDA decreased by $109 million or 26% from $425 million for the three months ended June 30, 2016 to $316 million for the three months ended June 30, 2017. The decrease was due to the same reasons discussed above for adjusted gross margin.

Renewables

Adjusted gross margin decreased by $5 million, or 2%, from $239 million for the three months ended June 30, 2016 to $234 million for the three months ended June 30, 2017. The decrease was due to higher unfavorable MtM changes on energy derivatives and higher transmission and energy purchases.

Adjusted EBITDA decreased by $9 million, or 6%, from $139 million for the three months ended June 30, 2016 to $130 million for the three months ended June 30, 2017. The decrease was due to the same reasons discussed above for adjusted gross margin.

Gas

Adjusted gross margin increased by $12 million, or 109%, from negative $11 million for the three months ended June 30, 2016 to $1 million for the three months ended June 30, 2017. The increase is primarily associated with improved performance in the owned and contracted storage businesses and favorable MtM changes in the current period as compared to the same period of 2016.

Adjusted EBITDA increased by $11 million, or 46%, from negative $22 million for the three months ended June 30, 2016 to negative $11 million for the three months ended June 30, 2017. The increase was due primarily to the same reasons discussed above for adjusted gross margin.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

The following table sets forth our adjusted EBITDA and adjusted gross margin by segment for each of the periods indicated and as a percentage of operating revenues:

Six Months Ended June 30, 2017	Total	Networks	Renewables	Gas	Other(1)
	(in millions)
Adjusted gross margin (2)	$2,253	$1,768	$462	$26	$(3)
Adjusted gross margin %		70%	84%	96%	19%
Adjusted EBITDA (2)	$1,024	$765	$263	$3	$(7)
Adjusted EBITDA %		30%	48%	11%	44%

Six Months Ended June 30, 2016	Total	Networks	Renewables	Gas	Other(1)
	(in millions)
Adjusted gross margin (2)	$2,338	$1,883	$460	$1	$(6)
Adjusted gross margin %		72%	88%	100%	33%
Adjusted EBITDA (2)	$1,089	$855	$268	$(25)	$(9)
Adjusted EBITDA %		33%	51%	(2500)%	50%

(1)	Other amounts represent corporate and intersegment eliminations.
(2)

Adjusted EBITDA and adjusted gross margin are non-GAAP financial measures and are presented before excluding gain on the sale of equity method and other investment, impairment of investment, impact from mark-to-market activities in Renewables and Gas storage business, and before adjustments to reflect the classification of revenues and expenses by nature. For additional details of these adjustments and reconciliation of net income to adjusted EBITDA and adjusted gross margin that reflect these adjustments see the table on page 51 of this Quarterly Report on Form 10-Q.

Our adjusted gross margin decreased by $85 million, or 4%, from $2,338 million for the six months ended June 30, 2016 to $2,253 million for the six months ended June 30, 2017.

Our adjusted EBITDA decreased by $65 million, or 6%, from $1,089 million for the six months ended June 30, 2016 to $1,024 million for the six months ended June 30, 2017.

Details of the period to period comparison are described below at the segment level.

Networks

Adjusted gross margin decreased by $115 million from $1,883 million for the six months ended June 30, 2016 to $1,768 million for the six months ended June 30, 2017. The decrease is primarily driven by a decrease in revenue related regulatory activities driven by an adjustment of unfunded future income tax in the second quarter of 2016, partially offset by average higher rates from rate case activities in New York and Connecticut.

Adjusted EBITDA decreased by $90 million or 10% from $855 million for the six months ended June 30, 2016 to $765 million for the six months ended June 30, 2017. The decrease was due to the same reasons discussed above for adjusted gross margin.

Renewables

Adjusted gross margin increased by $2 million or less than 1%, from $460 million for the six months ended June 30, 2016 to $462 million for the six months ended June 30, 2017. The increase was due to the increase in revenues from increases in wind production partially offset by higher unfavorable MtM changes on energy derivatives and higher transmission and energy purchases.

Adjusted EBITDA decreased by $5 million, or 2%, from $268 million for the six months ended June 30, 2016 to $263 million for the six months ended June 30, 2017. The decrease was due to the same reasons discussed above for adjusted gross margin.

Gas

Adjusted gross margin increased by $25 million, from $1 million for the six months ended June 30, 2016 to $26 million for the six months ended June 30, 2017. The increase is primarily associated with improved performance in the owned and contracted storage businesses and favorable MtM changes in the current period as compared to the same period of 2016.

Adjusted EBITDA increased by $28 million, or 108%, from negative $25 million for the six months ended June 30, 2016 to $3 million for the six months ended June 30, 2017. The increase was due primarily to the same reasons discussed above for adjusted gross margin.

The following table provides a reconciliation between Net Income attributable to AVANGRID and adjusted gross margin (non-GAAP) and adjusted EBITDA (non-GAAP) by segment after excluding gain on the sale of equity method and other investment, impairment of investment, impact of mark-to-market activity in Renewables and Gas storage business, and after adjustments to reflect the classification of revenues and expenses by nature for the three and six months ended June 30, 2017 and 2016, respectively:

	Three Months Ended June 30, 2017					Six Months Ended June 30, 2017
	Total	Networks	Renewables	Corporate*	Gas Storage	Total	Networks	Renewables	Corporate*	Gas Storage
	(in millions)					(in millions)
Net Income Attributable to Avangrid, Inc.	$120	$96	$31	$10	$(16)	$359	$268	$100	$5	$(14)
Adjustments:
Mark-to-market adjustments - Renewables	11	—	11	—	—	(6)	—	(6)	—	—
Income tax impact of adjustments (1)	(4)	—	(4)	—	—	2	—	2	—	—
Gas Storage, net of tax	16	—	—	—	16	14	—	—	—	14
Adjusted Net Income	$143	$96	$38	$10	$—	$369	$268	$97	$5	$—
Add: Income tax expense (2)	71	56	24	(9)	—	167	158	9	—	—
Depreciation and amortization (3)	253	144	108	—	—	493	284	209	—	—
Interest expense, net of capitalization (4)	28	25	8	(5)	—	64	58	15	(9)	—
Less: Earnings (losses) from equity method investments	—	4	(3)	—	—	1	7	(6)	—	—
Adjusted EBITDA (6)	$495	$318	$182	$(4)	$—	$1,093	$761	$336	$(4)	$—
Add: Operations and maintenance (5)	352	283	66	4	—	735	609	124	2	—
Taxes other than income taxes	127	114	11	1	—	264	239	22	3	—
Adjusted gross margin (6)	$974	$715	$259	$1	$—	$2,092	$1,609	$483	$1	$—

	Three Months Ended June 30, 2016						Six Months Ended June 30, 2016
	Total	Networks	Renewables	Corporate*	Gas Storage		Total	Networks	Renewables	Corporate*	Gas Storage
	(in millions)						(in millions)
Net Income Attributable to Avangrid, Inc.	$102	$79	$41	$4		$(22)	$314	$244	$84	$18	$(32)
Adjustments:
Sale of equity method and other investment	(3)	—	(3)	—		—	(36)	—	(3)	(33)	—
Impairment of investment	—	—	—	—		—	3	3	—	—	—
Mark-to-market adjustments - Renewables	(7)	—	(7)	—		—	(8)	—	(8)	—	—
Income tax impact of adjustments (1)	4	—	4	—		—	17	(1)	4	14	—
Gas Storage, net of tax	22	—	—	—		22	32	—	—	—	32
Adjusted Net Income	$118	$79	$35	$4		$—	$322	$246	$77	$(1)	$—
Add: Income tax expense (2)	64	50	16	(2)		—	169	136	22	11	—
Depreciation and amortization (3)	252	151	99	—		—	496	290	206	—	—
Interest expense, net of capitalization (4)	27	29	6	(7)		—	75	74	18	(17)	—
Less: Earnings (losses) from equity method investments	—	4	(4)	—		—	1	7	(6)	—	—
Adjusted EBITDA (6)	$461	$305	$160	$(5)	$		$1,061	$739	$329	$(7)	$—
Add: Operations and maintenance (5)	352	281	68	4		—	651	539	107	5	—
Taxes other than income taxes	124	111	11	2		—	260	234	23	3	—
Adjusted gross margin (6)	$937	$697	$239	$1	$		$1,972	$1,512	$459	$1	$—

(1)

Income tax impact of adjustments: 2017 - $(4) million and $2 million from MtM adjustment for the three and six months ended June 30, 2017, respectively; 2016 - $14 million from sale of equity method investment, $(1) million on impairment of investment, $1 million from sale of other investment and $3 million from MtM adjustment for the three and six months ended June 30, 2016.

(2)

2017: Adjustments have been made for production tax credit adjustments for the amount of $14 million and $26 million for three and six months ended June 30, 2017, respectively, as they have been included in operating revenues in Renewables, and $14 million of unfunded future income taxes in Networks have been reclassified from revenues to reflect classification by nature in the six month period ended June 30, 2017, as discussed above. After reflecting these by nature classification adjustments the calculated effective income tax rates are impacted for both periods presented under this by nature classification presentation.

2016: Adjustments have been made for production tax credit adjustments for the amount of $9 million and $18 million for three and six months ended June 30, 2016, respectively, as they have been included in operating revenues in Renewables, and $126 million of unfunded future income taxes in Networks have been reclassified from revenues to reflect classification by nature in the three and six month periods ended June 30, 2016, as discussed above. After reflecting these by nature classification adjustments the calculated effective income tax rates are impacted for both periods presented under this by nature classification presentation.

(3)

2017: Adjustments have been made for the inclusion of vehicle depreciation and bad debt provision within depreciation and amortization from operations and maintenance based on the by nature classification. Vehicle depreciation was $4 million and $9 million and bad debt provision was $15 million and $27 million in Networks, for the three and six months ended June 30, 2017, respectively. Additionally, government grants and investment tax credits amortization have been presented within other operating income and not within depreciation and amortization based on the by nature classification as follows: government grants of $1.6 million and $3.2 million in Networks and investment tax credits of $23 million and $45 million in Renewables, for the three and six month periods ended June 30, 2017, respectively.

2016: Adjustments have been made for the inclusion of vehicle depreciation and bad debt provision within depreciation and amortization from operations and maintenance based on the by nature classification. Vehicle depreciation was $6 million and $10 million and bad debt provision was $8 million and $12 million in Networks, for the three and six months ended June 30, 2016, respectively.  Additionally, government grants and investment tax credits amortization have been presented within other operating income and not within depreciation and amortization based on the by nature classification, as follows: government grants of $1.7 million and $3.4 million in Networks and investment tax credits of $26 million and $45 million in Renewables, for the three and six month periods ended June 30, 2016, respectively.

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

(6)

Adjusted EBITDA and adjusted gross margin are non-GAAP financial measures and are presented after excluding gain on the sale of equity method and other investment, impairment of investment, impact from mark-to-market activities in Renewables and Gas storage business, and after adjustments to reflect the classification of revenues and expenses by nature explained in notes (1)-(5) above.

* Includes corporate and other non-regulated entities as well as intersegment eliminations.

The following tables provides a reconciliations between Net Income attributable to AVANGRID and Adjusted Net Income (non-GAAP), and EPS attributable to AVANGRID and adjusted EPS (non-GAAP) after excluding gain on the sale of equity method and other investment, impairment of investment, impact from mark-to-market activities in Renewables and Gas storage business for the three and six months ended June 30, 2017 and 2016, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Networks	$96	$79	$268	$244
Renewables	31	41	100	84
Corporate (1)	10	4	5	18
Gas Storage	(16)	(22)	(14)	(32)
Net Income	$120	$102	$359	$314
Adjustments:
Sale of equity method and other investment	—	(3)	—	(36)
Impairment of investment	—	—	—	3
Mark-to-market adjustments - Renewables (2)	11	(7)	(6)	(8)
Income tax impact of adjustments	(4)	4	2	17
Gas Storage, net of tax	16	22	14	32
Adjusted Net Income (3)	$143	$118	$369	$322

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Networks	$0.31	$0.25	$0.87	$0.79
Renewables	0.10	0.13	0.32	0.27
Corporate (1)	0.03	0.01	0.02	0.06
Gas Storage	(0.05)	(0.07)	(0.05)	(0.10)
Net Income	0.39	0.33	1.16	1.01
Adjustments:
Sale of equity method and other investment	—	(0.01)	—	(0.12)
Impairment of investment	—	—	—	0.01
Mark-to-market adjustments - Renewables (2)	0.04	(0.02)	(0.02)	(0.03)
Income tax impact of adjustments	(0.01)	0.01	0.01	0.06
Gas Storage, net of tax	0.05	0.07	0.05	0.10
Adjusted Net Income (3)	$0.46	$0.38	$1.19	$1.04
(1)	Includes corporate and other non-regulated entities as well as intersegment eliminations.
(2)

Mark-to-market adjustments relate to changes in the fair value of derivative instruments used by AVANGRID to economically hedge market price fluctuations in related underlying physical transactions for the purchase and sale of electricity and gas.

(3)

Adjusted net income and adjusted earnings per share are non-GAAP financial measures and are presented after excluding gain on the sale of equity method and other investment, impairment of investment, impact from mark-to-market activities in Renewables and Gas storage business.

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

We and our subsidiaries are required to comply with certain covenants in connection with our respective loan agreements. The covenants are standard and customary in financing agreements, and we and our subsidiaries were in compliance with such covenants as of June 30, 2017.

Liquidity Position

At June 30, 2017 and December 31, 2016, available liquidity was approximately $1,237 million and $1,441 million, respectively.

We manage our overall liquidity position as part of the group of companies controlled by Iberdrola, or the Iberdrola Group, and are a party to a notional cash pooling agreement with a financial institution, along with certain members of the Iberdrola Group. The notional cash pooling agreement aids the Iberdrola Group in efficient cash management and reduces the need for external borrowing by the pool participants. Parties to the agreement, including us, may deposit funds with or borrow from the financial institution, provided that the net balance of funds deposited or borrowed by all pool participants in the aggregate is not less than zero. Deposits are available for next day withdrawal. In advance of the United Kingdom “BREXIT” vote, we took steps to reposition our liquidity and our deposits were withdrawn and reinvested in money market accounts. The balance at June 30, 2017 was zero. Any deposit amounts would be reflected in our consolidated balance sheet under cash and cash equivalents because our deposited surplus funds under the cash pooling agreement are highly-liquid short-term investments. We also have a bi-lateral demand note agreement with a Canadian affiliate of the Iberdrola Group under which we had notes payable balance outstanding of $20 million at June 30, 2017.

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

The following table provides the components of our liquidity position as of June 30, 2017 and December 31, 2016, respectively:

	As of June 30,	As of December 31,
	2017	2016
	(in millions)
Cash and cash equivalents	$36	$91
AVANGRID Credit Facility	1,500	1,500
Less: borrowings	(299)	(150)
Total	$1,237	$1,441

AVANGRID Commercial Paper Program

On May 13, 2016, AVANGRID established a commercial paper program with a limit of $1 billion that is backstopped by the AVANGRID Credit Facility (described below). As of June 30, 2017 and July 31, 2017, there was $299 million and $503 million of commercial paper outstanding, respectively.

AVANGRID Credit Facility

On April 5, 2016, AVANGRID and its subsidiaries, NYSEG, RG&E, CMP, UI, CNG, SCG and BGC entered into a revolving credit facility with a syndicate of banks, or the AVANGRID Credit Facility, that provides for maximum borrowings of up to $1.5 billion in the aggregate.  Since the facility is a backstop to the AVANGRID commercial paper program, the amounts available under the facility at June 30, 2017 and July 31, 2017, were $1,201 million and $997 million, respectively.

RG&E First Mortgage Bonds

On May 24, 2017, RG&E issued $300 million in aggregate principal amount of 3.10% First Mortgage Bonds due in 2027.  Proceeds of the offering were used to reduce short-term debt, to fund capital expenditures and for general corporate purposes.

Capital Requirements

We expect to fund our capital requirements, including, without limitation, any quarterly shareholder dividends and capital investments primarily from the cash provided by operations of our businesses and through the access to the capital markets in the future. We have a revolving credit facility, as described above, to fund short-term liquidity needs and we believe that we will have access to the capital markets should additional, long-term growth capital be necessary.

We expect to accrue approximately $1.4 billion in capital expenditures through the remainder of 2017.

Cash Flows

Our cash flows depend on many factors, including general economic conditions, regulatory decisions, weather, commodity price movements, and operating expense and capital spending control.

The following is a summary of the cash flows by activity for the six months ended June 30, 2017 and 2016, respectively:

	Six Months Ended
	June 30,
	2017	2016
	(in millions)
Net cash provided by operating activities	$925	$906
Net cash used in investing activities	(1,045)	(537)
Net cash provided by (used in) financing activities	66	(402)
Net decrease in cash, cash equivalents and restricted cash	$(54)	$(33)

Operating Activities

For the six months ended June 30, 2017, net cash provided by operating activities was $925 million. During the six months ended June 30, 2017, Renewables contributed $240 million of operating cash flow associated with wholesale sales of energy, Networks contributed $502 million of operating cash as the result of regulated transmission and distribution sales of electricity and natural gas, and Gas used $2 million in cash associated with marketing of wholesale gas and gas storage services. Additionally, $5 million in cash was provided associated with corporate operating expenses in support of the operating segments and changes in working capital provided $181 million in cash. The cash from operating activities for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 increased by $19 million, primarily attributable to increased operating revenues, excluding the impact of a non-cash adjustment of unfunded future income tax discussed above. The $29 million net change in operating assets and liabilities during the six months ended June 30, 2017 was primarily attributable to a net decrease of $25 million in accounts receivable and payable due to impacts from sales and purchases, cash distribution received from equity method investment of $7 million, offset by increase in taxes accrued of $4 million, increase in inventories and other assets/liabilities of $14 million and $22 million, respectively, and increase of $21 million in regulatory assets/liabilities.

For the six months ended June 30, 2016, net cash provided by operating activities was $906 million. During the six months ended June 30, 2016, Renewables contributed $268 million of operating cash flow associated with wholesale sales of energy, Networks contributed $487 million of operating cash as the result of regulated transmission and distribution sales of electricity and natural gas, and Gas used $18 million in cash associated with losses on marketing of wholesale gas and gas storage services. Additionally, $17 million in cash was provided in support of the operating segments and changes in working capital provided $154 million in cash. The cash from operating activities for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 increased by $126 million, primarily attributable to increased operating revenues. The $206 million net change in operating assets and liabilities during the six months ended June 30, 2016 was primarily attributable to a net decrease of $73 million in accounts payable and receivable due to impacts from sales and purchases, decrease in inventories and regulatory assets/liabilities of $65 million and $235 million, respectively, cash distribution received from equity method investment of $6 million, decrease in taxes accrued of $7 million, offset by increase in other assets/liabilities of $108 million.

Investing Activities

For the six months ended June 30, 2017, net cash used in investing activities was $1,045 million, which was comprised of $534 million associated with capital expenditures at Networks and $531 million of capital expenditures at Renewables primarily associated with payments in support of the El Cabo construction project. This was offset by $21 million of contributions in aid of construction, $2 million of cash distributions from equity method investments and proceeds of $5 million from the sale of other investment.

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

Financing Activities

For the six months ended June 30, 2017, financing activities provided $66 million in cash reflecting primarily an issuance of First Mortgage Bonds at RG&E with the net proceeds of $294 million, a net increase in non-current debt and current notes payable of $135 million, payments on the tax equity financing arrangements of $60 million and capital lease of $31 million and dividends of $268 million.

For the six months ended June 30, 2016, financing activities used $402 million in cash reflecting primarily a net decrease in non-current and current notes payable of $205 million, payments on the tax equity financing arrangements of $53 million, repurchase of common stock of $4 million and dividends of $134 million.

Off-Balance Sheet Arrangements

There have been no material changes in the off-balance sheet arrangements during the six months ended June 30, 2017 as compared to those reported for the fiscal year ended December 31, 2016 in our Form 10-K.

Contractual Obligations

There have been no material changes in contractual and contingent obligations during the six months ended June 30, 2017  as compared to those reported for the fiscal year ended December 31, 2016 in our Form 10-K.

Critical Accounting Policies and Estimates

The accompanying financial statements provided herein have been prepared in accordance with U.S. GAAP. In preparing the accompanying financial statements, our management has applied accounting policies and made certain estimates and assumptions that affect the reported amounts of assets, liabilities, shareholder’s equity, revenues and expenses, and the disclosures thereof. While we believe that these policies and estimates used are appropriate, actual future events can and often do result in outcomes that can be materially different from these estimates. The accounting policies and related risks described in our Form 10-K are those that depend most heavily on these judgments and estimates. As of June 30, 2017, there have been no material changes to any of the policies described therein.

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

For further discussion of new accounting pronouncements refer to Note 3 of our condensed consolidated interim financial statements for the three and six months ended June 30, 2017.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains a number of forward-looking statements. Forward-looking statements may be identified by the use of forward-looking terms such as “may,” “will,” “should,” “can,” “expects,” “believes,” “anticipates,” “intends,” “plans,” “estimates,” “projects,” “assumes,” “guides,” “targets,” “forecasts,” “is confident that” and “seeks” or the negative of such terms or other variations on such terms or comparable terminology. Such forward-looking statements include, but are not limited to, statements about our plans, objectives and intentions, outlooks or expectations for earnings, revenues, expenses or other future financial or business performance, strategies or expectations, or the impact of legal or regulatory matters on business, results of operations or financial condition of the business and other statements that are not historical facts. Such statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties that could cause actual outcomes and results to differ materially. The foregoing and other factors are discussed and should be reviewed in our Form 10-K and other subsequent filings with the SEC. Specifically, forward-looking statements may include statements relating to:

•	future financial performance, anticipated liquidity and capital expenditures;
•	actions or inactions of local, state or federal regulatory agencies;
•	success in retaining or recruiting, our officers, key employees or directors;
•	changes in levels or timing of capital expenditures;
•	adverse developments in general market, business, economic, labor, regulatory and political conditions;
•	fluctuations in weather patterns;
•	technological developments;
•	the impact of any cyber-breaches, grid disturbances, acts of war or terrorism or natural disasters; and
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risk during the six months ended June 30, 2017, as compared to those reported for the fiscal year ended December 31, 2016 in our Form 10-K.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Shareholder Derivative Action

On February 27, 2015, a complaint was filed in Connecticut state court, or the Court, against us, UIL, its board of directors and others related to our acquisition of UIL. The complaint is a class action filed on behalf of all UIL shareowners.  The complaint generally alleges that UIL’s directors breached their fiduciary duties by failing to maximize shareowner value in negotiating and approving the acquisition, and that we, UIL, and/or Morgan Stanley aided and abetted the UIL Board’s alleged breaches.

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

On April 10, 2017, the Court issued an order denying the unopposed settlement and petition for plaintiffs’ counsel fees. On May 10, 2017, the parties reached an agreement on a revised settlement that reduced the plaintiffs’ counsel fees and dismissed, with prejudice, the plaintiffs’ claims. On May 16, 2017, the Court entered the final dismissal terminating the litigation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following documents are included as exhibits to this Form 10-Q:

Exhibit Number	Description

3.1	Amended and Restated Bylaws of Avangrid, Inc.*

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Avangrid, Inc.

Date: August 1, 2017	By:	/s/ James P. Torgerson
James P. Torgerson
Director and Chief Executive Officer

Date: August 1, 2017	By:	/s/ Richard J. Nicholas
Richard J. Nicholas
Senior Vice President - Chief Financial Officer