Form 10-Q
period 2017-09-30
Avangrid, Inc.
filed 2017-11-02
CIK 1634997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Registrant’s telephone number, including area code: (207) 629-1200

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

As of November 1, 2017, the registrant had 309,005,272 shares of common stock, par value $0.01, outstanding.

Avangrid, Inc.

REPORT ON FORM 10-Q

For the Quarter Ended September 30, 2017

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

Yankee Companies refers to the Maine Yankee Atomic Power Company, the Connecticut Yankee Power Corporation, and the Yankee Atomic Energy Corporation.

AOCI	Accumulated other comprehensive income

ARHI	Avangrid Renewables Holdings, Inc.

ASC	Accounting Standards Codification

AVANGRID	Avangrid, Inc.

Bcf	One billion cubic feet

BGC	The Berkshire Gas Company

Cayuga	Cayuga Operating Company, LLC

CfDs	Contracts for Differences

CL&P	The Connecticut Light and Power Company

CMP	Central Maine Power Company

CNG	Connecticut Natural Gas Corporation

DEEP	Connecticut Department of Energy and Environmental Protection

DIMP	Distribution Integrity Management Program

DOE	Department of Energy

DPA	Deferred Payment Arrangements

EBITDA	Earnings before interest, taxes, depreciation and amortization

ESM	Earnings sharing mechanism

Evergreen Power	Evergreen Power, LLC

Exchange Act	The Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FirstEnergy	FirstEnergy Corp.

Gas	Enstor Gas, LLC

ISO	Independent system operator

LDCs	Local distribution companies

MNG	Maine Natural Gas Corporation

MPUC	Maine Public Utility Commission

MtM	Mark-to-market

MW	Megawatts

MWh	Megawatt-hours

Networks	Avangrid Networks, Inc.

New York TransCo	New York TransCo, LLC.

NYPSC	New York State Public Service Commission

NYSEG	New York State Electric & Gas Corporation

OCC	Connecticut Office of Consumer Counsel

OCI	Other comprehesive income

PURA	Connecticut Public Utilities Regulatory Authority

Renewables	Avangrid Renewables, LLC

RDM	Revenue Decoupling Mechanism

RG&E	Rochester Gas and Electric Corporation

ROE	Return on equity

RSSA	Reliability Support Services Agreement

SCG	The Southern Connecticut Gas Company

SEC	United States Securities and Exchange Commission

TEF	Tax equity financing arrangements

UI	The United Illuminating Company

UIL	UIL Holdings Corporation

U.S. GAAP	Generally accepted accounting principles for financial reporting in the United States.

VIEs	Variable interest entities

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Avangrid, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
(Millions, except for number of shares and per share data)
Operating Revenues	$1,341	$1,418	$4,430	$4,527
Operating Expenses
Purchased power, natural gas and fuel used	250	312	957	961
Operations and maintenance	560	553	1,633	1,662
Depreciation and amortization	205	203	608	621
Taxes other than income taxes	137	133	422	395
Total Operating Expenses	1,152	1,201	3,620	3,639
Operating Income	189	217	810	888
Other Income and (Expense)
Other income	14	3	35	72
Earnings from equity method investments	—	2	3	4
Interest expense, net of capitalization	(71)	(60)	(210)	(212)
Income Before Income Tax	132	162	638	752
Income tax expense	32	53	179	329
Net Income	100	109	459	423
Less: Net income attributable to noncontrolling interests	1	—	1	—
Net Income Attributable to Avangrid, Inc.	$99	$109	$458	$423
Earnings Per Common Share, Basic	$0.32	$0.35	$1.48	$1.36
Earnings Per Common Share, Diluted	$0.32	$0.35	$1.48	$1.36
Weighted-average Number of Common Shares Outstanding:
Basic	309,491,082	309,495,141	309,506,831	309,520,316
Diluted	309,801,903	309,999,846	309,785,639	310,013,987
Cash Dividends Declared Per Common Share	$0.432	$0.432	$1.296	$1.296

The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
(Millions)
Net Income	$100	$109	$459	$423
Other Comprehensive Income, Net of Tax
Amounts arising during the period:
Gain on defined benefit plans, net of income taxes of $0.1 for the three months ended and $3.0 for the nine months ended, respectively	—	1	—	5
Unrealized gain (loss) during the period on derivatives qualifying as cash flow hedges, net of income taxes of $3.0 and $4.7 for the three months ended and $4.1 and $(8.3) for the nine months ended, respectively	5	8	7	(13)
Reclassification to net income of losses (gains) on cash flow hedges, net of income taxes of $1.3 and $1.2 for the three months ended and $14.8 and $(14.7) for the nine months ended, respectively	3	1	25	(24)
Other Comprehensive Income (Loss)	8	10	32	(32)
Comprehensive Income	108	119	491	391
Less: Net income attributable to noncontrolling interests	1	—	1	—
Comprehensive Income Attributable to Avangrid, Inc.	$107	$119	$490	$391

The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
As of	2017	2016
(Millions)
Assets
Current Assets
Cash and cash equivalents	$27	$91
Accounts receivable and unbilled revenues, net	943	1,119
Accounts receivable from affiliates	17	25
Derivative assets	48	99
Fuel and gas in storage	278	246
Materials and supplies	114	132
Prepayments and other current assets	307	255
Regulatory assets	287	285
Total Current Assets	2,021	2,252
Property, plant and equipment, at cost	28,144	27,063
Less: accumulated depreciation	(7,438)	(6,986)
Net Property, Plant and Equipment in Service	20,706	20,077
Construction work in progress	1,976	1,471
Total Property, Plant and Equipment ($1,072 and $1,144 related to VIEs, respectively)	22,682	21,548
Equity method investments	406	387
Other investments	61	55
Regulatory assets	2,956	3,091
Other Assets
Goodwill	3,124	3,124
Intangible assets	524	538
Derivative assets	73	73
Other	74	241
Total Other Assets	3,795	3,976
Total Assets	$31,921	$31,309

The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
As of	2017	2016
(Millions, except share information)
Liabilities
Current Liabilities
Current portion of debt	$267	$349
Tax equity financing arrangements - VIEs	65	96
Notes payable	711	151
Notes payable to affiliates	20	10
Interest accrued	64	60
Accounts payable and accrued liabilities	951	1,096
Accounts payable to affiliates	131	218
Dividends payable	133	134
Taxes accrued	62	52
Derivative liabilities	39	75
Other current liabilities	316	279
Regulatory liabilities	175	192
Total Current Liabilities	2,934	2,712
Regulatory liabilities	1,771	1,753
Deferred income taxes regulatory	540	565
Other Non-current Liabilities
Deferred income taxes	3,147	2,976
Deferred income	1,432	1,483
Pension and other postretirement	1,076	1,106
Tax equity financing arrangements - VIEs	62	103
Derivative liabilities	68	78
Asset retirement obligations	176	161
Environmental remediation costs	364	398
Other	367	342
Total Other Non-current Liabilities	6,692	6,647
Non-current Debt	4,767	4,510
Total Non-current Liabilities	13,770	13,475
Total Liabilities	16,704	16,187
Commitments and Contingencies	—	—
Equity
Stockholders’ Equity:
Common stock, $.01 par value, 500,000,000 shares authorized, 309,670,932 and 309,600,439 shares issued; 309,005,272 and 308,993,149 shares outstanding, respectively	3	3
Additional paid in capital	13,656	13,653
Treasury Stock	(8)	(5)
Retained earnings	1,605	1,544
Accumulated other comprehensive loss	(54)	(86)
Total Stockholders’ Equity	15,202	15,109
Non-controlling interests	15	13
Total Equity	15,217	15,122
Total Liabilities and Equity	$31,921	$31,309

The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30,
	2017	2016
(Millions)
Cash Flow from Operating Activities:
Net income	$459	$423
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	608	621
Accretion expenses	8	7
Regulatory assets/liabilities amortization	38	129
Regulatory assets/liabilities carrying cost	12	12
Pension cost	84	104
Stock-based compensation	5	1
Earnings from equity method investments	(3)	(4)
Amortization of debt premium	(3)	(17)
Gain on disposal of property and equity method investment	(1)	(33)
Unrealized gain on marked-to-market derivative contracts	(13)	(4)
Deferred taxes	166	329
Other non-cash items	(47)	(20)
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenues	179	72
Inventories	(33)	59
Other assets/liabilities	(96)	(337)
Cash distribution from equity method investments	11	10
Accounts payable and accrued liabilities	(105)	52
Taxes accrued	10	11
Regulatory assets/liabilities	43	(201)
Net Cash Provided by Operating Activities	1,322	1,214
Cash Flow from Investing Activities:
Capital expenditures	(1,704)	(1,036)
Contributions in aid of construction	31	55
Proceeds from sale of property, plant and equipment	9	50
Proceeds from sale of equity method and other investment	—	57
Receipts from affiliates	—	6
Cash distribution from equity method investments	4	4
Other investments and equity method investments, net	(7)	(1)
Net Cash Used in Investing Activities	(1,667)	(865)
Cash Flow from Financing Activities:
Non-current note issuance	294	—
Repayments of non-current debt	(65)	(83)
Receipts (repayments) of other short-term debt, net	570	(159)
Payments on tax equity financing arrangements	(84)	(75)
Repayments of capital leases	(32)	(6)
Repurchase of common stock	(3)	(4)
Issuance of common stock	(1)	(2)
Transaction with noncontrolling interests	5	—
Dividends paid	(401)	(267)
Net Cash Provided by (Used in) Financing Activities	283	(596)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(62)	(247)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	96	434
Cash, Cash Equivalents and Restricted Cash, End of Period	$34	$187
Supplemental Cash Flow Information
Cash paid for interest, net of amounts capitalized	$144	$182
Cash paid for income taxes	$9	$9

The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

(unaudited)

	Avangrid, Inc. Stockholders
(Millions, except for number of shares )	Number of shares (*)	Common Stock	Additional paid-in capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non controlling Interests	Total
As of December 31, 2015	308,864,609	$3	$13,653	$—	$1,449	$(52)	$15,053	$13	$15,066
Net Income	—	—	—	—	423	—	423	—	423
Other comprehensive loss, net of tax of $(20.0)	—	—	—	—	—	(32)	(32)	—	(32)
Comprehensive income									391
Dividends declared	—	—	—	—	(401)	—	(401)	—	(401)
Release of common stock held in trust	134,921	—	—	—	—	—	—	—	—
Issuance of common stock	101,538	—	(2)	—	—	—	(2)	—	(2)
Repurchase of common stock	(97,479)	—	—	(4)	—	—	(4)	—	(4)
Stock-based compensation	—	—	1	—	—	—	1	—	1
As of September 30, 2016	309,003,589	$3	$13,652	$(4)	$1,471	$(84)	$15,038	$13	$15,051
As of December 31, 2016	308,993,149	$3	$13,653	$(5)	$1,544	$(86)	$15,109	$13	$15,122
Net Income	—	—	—	—	458	—	458	1	459
Other comprehensive income, net of tax of $18.9	—	—	—	—	—	32	32	—	32
Comprehensive income									491
Dividends declared	—	—	—	—	(401)	—	(401)	—	(401)
Release of common stock held in trust	5,649	—	—	—	—	—	—	—	—
Issuance of common stock	70,493	—	(1)	—	—	—	(1)	—	(1)
Repurchase of common stock	(64,019)	—	—	(3)	—	—	(3)	—	(3)
Stock-based compensation	—	—	4	—	—	—	4	—	4
Transaction with noncontrolling interests	—	—	—	—	4	—	4	1	5
As of September 30, 2017	309,005,272	$3	$13,656	$(8)	$1,605	$(54)	$15,202	$15	$15,217

(*)	Par value of share amounts is $0.01

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

We believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly our condensed consolidated balance sheets, condensed consolidated statements of income, comprehensive income, cash flows and changes in equity for the interim periods described herein. All such adjustments are of a normal and recurring nature, except as otherwise disclosed. The results for the three and nine months ended September 30, 2017, are not necessarily indicative of the results for the entire fiscal year ending December 31, 2017.

Certain amounts have been reclassified in the condensed consolidated statements of cash flows for the prior period to conform to the presentation for the nine months ended September 30, 2017 as well as in connection with retrospective adoption of amendments in the accounting standard related to presentation of restricted cash in the statement of cash flow.

Note 3. Significant Accounting Policies and New Accounting Pronouncements

As of September 30, 2017, there have been no material changes to any significant accounting policies described in our consolidated financial statements as of December 31, 2016 and 2015, and for the three years ended December 31, 2016, other than with respect to our early adoption of the amendments relating to the definition of a business described below. The following are new accounting pronouncements issued since December 31, 2016, except for an update on the accounting standard “Revenue from contracts with customers”, that we have evaluated or are evaluating to determine their effect on our consolidated financial statements.

(a) Clarifying the definition of a business

The Financial Accounting Standards Board (FASB) issued amendments in January 2017 to clarify the definition of a business. The revised definition of a business sets out a new framework for a company to apply in classifying transactions as acquisitions (or disposals) of assets versus businesses. According to the revised definition, an integrated set of activities and assets is a business if it has, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. The definition of outputs is narrowed and aligned with how outputs are described in Accounting Standards Codification (ASC), Topic 606, Revenue from Contracts with Customers (ASC 606). The amendments create a two-step method for assessing whether a transaction is an acquisition (disposal) of assets or a business. A set of activities would not be a business when substantially all of the fair value of the gross assets acquired (disposed) is concentrated in a single identifiable asset or group of similar identifiable assets. Fewer transactions are expected to involve acquiring or selling a business as a result of the amendments.

The amendments are effective for public entities for annual and interim periods in fiscal years beginning after December 15, 2017, with early adoption permitted. We early adopted the amendments in the third quarter of 2017 and, as required, are applying the amendments prospectively as of the beginning of the period of adoption. Other than with respect to the transaction described below, our adoption of the amendments did not affect our results of operations, financial position, cash flows, and disclosures.

In September 2017, we acquired all of the membership interest in Solar Star Oregon II, that is constructing a 56MW solar project in Prineville, Oregon called Gala (Gala transaction), which had a power purchase agreement (PPA) in place. Total purchase price for Gala transaction is $121 million, $106 million of which has been paid at the date of acquisition, and the remaining will be paid upon a substantial completion of the construction of the Gala solar farm. According to the revised guidance on assessing whether a transaction is an acquisition of assets or a business we performed a screening test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single asset (in-place lease intangibles and related leased assets) or group of similar assets in the Gala transaction. The Gala solar farm meets the screening test, being a single asset, and constitutes substantially all of the value of the consideration paid to the seller and therefore the Gala transaction is considered an asset acquisition. Additionally, at the acquisition date the Gala project, being at its development stage, would require a workforce that is capable to develop or convert inputs into outputs. As scheduling and balancing services, which will be performed by our workforce, are the primary functions required to convert the solar output into revenues under the PPA, the Gala transaction is not an acquisition of a business. Based on the fair value of assets acquired the purchase price in the Gala transaction was mainly allocated to the Gala solar farm in construction of approximately $124 million. The liability recognized for contingent consideration payable is $13 million, which is based on an amount that is probable and estimable, as of the acquisition date, September 20, 2017.

(b) Clarifying the scope of asset derecognition guidance and accounting for partial sales of nonfinancial assets

The FASB issued amendments in February 2017 concerning asset derecognition and partial sales of nonfinancial assets. The amendments clarify the scope of asset derecognition guidance and accounting for partial sales of nonfinancial assets, and also define in-substance nonfinancial assets. Those amendments apply to a company that: sells nonfinancial assets (land, buildings, materials and supplies, intangible assets) to noncustomers; sells nonfinancial assets and financial assets (cash, receivables) when the value is concentrated in the nonfinancial assets; or sells partial ownership interests in nonfinancial assets. The amendments do not apply to sales to customers or to sales of businesses. The new guidance in ASC 610-20 on accounting for derecognition of a nonfinancial asset and an in-substance nonfinancial asset applies only when the asset (or asset group) does not meet the definition of a business and is not a not-for-profit activity.

The amendments are effective for public entities for annual and interim periods in fiscal years beginning after December 15, 2017, with early adoption permitted. We do not plan to early adopt. An entity must apply the amendments at the same time that it applies the new ASC 606 revenue recognition standard and may elect to apply the amendments retrospectively following either a full retrospective approach or a modified retrospective approach, but does not have to apply the same transition method as for ASC 606. Regardless of which transition method an entity applies to contracts with noncustomers, such as transactions within the scope of ASC 610-20, it must apply the amended definition of a business to those contracts. We expect the amendments will affect our accounting for tax equity investments, which we expect to classify as noncontrolling interests. We are currently evaluating how our adoption of the amendments will affect our results of operations, financial position, cash flows, and disclosures.

(c) Improving the presentation of net periodic benefit costs

In March 2017 the FASB issued amendments to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost in the financial statements. The amendments require an entity to present service cost separately from the other components of net benefit cost, and to report the service cost component in the income statement line item(s) where it reports the corresponding compensation cost. An entity is to present all other components of net benefit cost outside of operating cost. The amendments also allow only the service cost component to be eligible for capitalization when applicable (for example, as a cost of a self-constructed asset). The amendments are effective for public entities for annual and interim periods in fiscal years beginning after December 15, 2017, with early adoption permitted. We do not plan to early adopt. An entity is required to apply the amendments retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. A practical expedient allows an entity to retrospectively apply the amendments on adoption to net benefit costs for comparative periods by using the amounts disclosed in the notes to financial statements for pension and postretirement benefit plans for those periods. We do not expect our adoption of the amendments will materially affect our results of operations, financial position, cash flows, and disclosures.

(d) Targeted improvements to accounting for hedging activities

In August 2017 the FASB issued targeted amendments with the objective to better align hedge accounting with an entity’s risk management activities in the financial statements, and to simplify the application of hedge accounting. The amendments address concerns of financial statement preparers over difficulties with applying hedge accounting and limitations for hedging both nonfinancial and financial risks and concerns of financial statement users over how hedging activities are reported in financial statements. Changes to the hedge accounting guidance to address those concerns will: 1) expand hedge accounting for nonfinancial and financial risk components and amend measurement methodologies to more closely align hedge accounting with an entity’s risk management activities; 2) eliminate the separate measurement and reporting of hedge ineffectiveness, to reduce the complexity of preparing and understanding hedge results; 3) enhance disclosures and change the presentation of hedge results to align the effects of the hedging instrument and the hedged item in order to enhance transparency, comparability, and understandability of hedge results; and 4) simplify the way assessments of hedge effectiveness may be performed to reduce the cost and complexity of applying hedge accounting. The amendments are effective for public entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted in any interim period after issuance of the amendments. We do not expect to early adopt. For cash flow and net investment hedges existing at the date of adoption, a company must apply a cumulative-effect adjustment related to the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year of adoption. The amended presentation and disclosure guidance is required only prospectively. An entity may make certain elections upon adoption to allow for existing hedging relationships to transition to newly allowable alternatives. We expect our adoption of the guidance will not materially affect our results of operations, financial position, or cash flows, but we expect the amendments will ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness.

(e) Revenue from contracts with customers

In May 2014 the FASB issued ASC 606 replacing the existing accounting standard and industry specific guidance for revenue recognition with a five-step model for recognizing and measuring revenue from contracts with customers. ASC 606 was further amended through various updates the FASB issued thereafter. The core principle is for an entity to recognize revenue to represent the transfer of goods or services to customers in amounts that reflect the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue and the related cash flows arising from contracts with customers. The amended effective date for public entities is for annual reporting periods beginning after December 15, 2017, and interim periods therein, with early adoption as of the original effective date of December 15, 2016 permitted. Entities may apply the standard retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with a cumulative effect adjustment to retained earnings for initial application of the guidance at the date of initial adoption (modified retrospective method). We will adopt the new standard effective January 1, 2018 and apply the modified retrospective method. Under the new standard, we will recognize revenue from tariff based sales, representing the majority of our revenues, in an amount derived from the commodities delivered, which is equivalent to the amount we have a right to invoice the customer and consistent with our current policies. We continue to evaluate other individual contracts, particularly in our Renewables business, to determine the effects, if any, the new standard will have on our consolidated financial statements. Notably, a number of industry-specific implementation issues were published for public informal comment during the third quarter 2017, including contributions in aid of construction, renewable energy credits, alternative energy programs, and bundled arrangements which are applicable to our business. We will monitor the final resolution of certain of those issues to determine if any changes to our current plan for implementing the new standard are warranted. We are currently finalizing how our adoption of the amendments will affect our results of operations, financial position, and cash flows, if any.

Under the new standard, we plan to disaggregate revenues from contracts with customers in our note disclosure by segment, including Networks, Renewables, and Gas, by regulated and non-regulated operations, and by the source of the commodity sold. We will also disaggregate revenues not accounted for in scope of the new standard, as required.

Note 4. Regulatory Assets and Liabilities

Pursuant to the requirements concerning accounting for regulated operations, our utilities capitalize, as regulatory assets, incurred and accrued costs that are probable of recovery in future electric and natural gas rates. We base our assessment of whether recovery is probable on the existence of regulatory orders that allow for recovery of certain costs over a specific period, or allow for reconciliation or deferral of certain costs. When costs are not treated in a specific order, we use regulatory precedent to determine if recovery is probable. Our operating utilities also record, as regulatory liabilities, obligations to refund previously collected revenue or to spend revenue collected from customers on future costs. The primary items that are not included in the rate base or accruing carrying costs are the regulatory assets for qualified pension and other postretirement benefits, which reflect unrecognized actuarial gains and losses, debt premium, environmental remediation costs, which is primarily the offset of accrued liabilities for future spending, unfunded future income taxes, which are the offset to the unfunded future deferred income tax liability recorded, asset retirement obligations, hedge losses and contracts for differences. The total net amount of these items is approximately $2,129 million.

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

The approved Joint Proposal provides for annual rate increases and an allowed rate of return on common equity is 9.0% for the NYSEG and RG&E. The equity ratio for each company is 48%; however, the equity ratio is set at 50% for earnings sharing calculation purposes. The customer share of any earnings above allowed levels increases as the return on equity (ROE) increases, with customers receiving 50%, 75% and 90% of earnings over 9.5%, 10.0% and 10.5% ROE, respectively, in the first rate year covering the period May 1, 2016 – April 30, 2017.  The earnings sharing levels increase in rate year two (May 1, 2017 – April 30, 2018) to 9.65%, 10.15% and 10.65% ROE, respectively. The rate plans also include the implementation of a rate adjustment mechanism designed to return or collect certain defined reconciled revenues and costs, new depreciation rates, and continuation of the existing revenue decoupling mechanisms (RDM) for each business.

In December 2016, the Connecticut Public Utilities Regulatory Authority (PURA) approved new distribution rate schedules for The United Illuminating Company (UI) for three years, which became effective January 1, 2017, and which, among other things, provides for annual tariff increases and an ROE of 9.10% based on a 50% equity ratio, continued UI’s existing earnings sharing mechanism (ESM) pursuant to which UI and its customers share on a 50/50 basis all distribution earnings above the allowed ROE in a calendar year, continued the existing decoupling mechanism, and approved the continuation of the requested storm reserve. Any dollars due to customers from the ESM continue to be first applied against any storm regulatory asset balance (if one exists at that time) or refunded to customers through a bill credit if such storm regulatory asset balance does not exist.

On June 30, 2017, The Southern Connecticut Gas Company (SCG) filed an application with PURA for new tariffs to become effective January 1, 2018.  SCG is requesting a three-year rate plan for calendar years 2018, 2019 and 2020 and a proposed ROE of 9.95%.  SCG is also requesting to implement a RDM and Distribution Integrity Management Program (DIMP) mechanism similar to the mechanisms authorized for Connecticut Natural Gas Corporation (CNG). On October 16, 2017, SCG, Prosecutorial Staff from PURA, and the Connecticut Office of Consumer Counsel (OCC) filed an amended settlement agreement with PURA for approval, which includes among other items the implementation of an RDM, ESM and the DIMP as proposed by SCG, the amortization of certain regulatory liabilities (most notably accumulated hardship deferral balances and certain accumulated deferred income taxes) and tariff increases based on an ROE of 9.25% and approximately 52% equity level. The parties also agreed on a three-year rate plan with rate increases of $1.5 million, $4.7 million and $5.0 million in 2018, 2019, and 2020, respectively. PURA is reviewing the amended settlement agreement and may approve, modify or reject the agreement. SCG expects a decision on its rate case settlement agreement by the end of December 2017 for new tariffs on January 1, 2018. SCG’s last distribution rates were effective from August 2011 as part of a one year rate plan approved by PURA.

Current and non-current regulatory assets as of September 30, 2017 and December 31, 2016, respectively, consisted of:

	September 30,	December 31,
As of	2017	2016
(Millions)
Current
Pension and other post-retirement benefits cost deferrals	$24	$22
Pension and other post-retirement benefits	7	7
Storm costs	40	40
Temporary supplemental assessment surcharge	1	4
Reliability support services	27	27
Revenue decoupling mechanism	25	15
Transmission revenue reconciliation mechanism	24	12
Electric supply reconciliation	5	13
Hedges losses	15	10
Contracts for differences	10	14
Hardship programs	16	16
Deferred property tax	10	10
Plant decommissioning	6	6
Deferred purchased gas	12	14
Deferred transmission expense	13	13
Environmental remediation costs	12	14
Other	40	48
Total Current Regulatory Assets	287	285
Non-current
Pension and other post-retirement benefits cost deferrals	117	134
Pension and other post-retirement benefits	1,219	1,320
Storm costs	230	187
Deferred meter replacement costs	30	32
Unamortized losses on reacquired debt	18	20
Environmental remediation costs	286	287
Unfunded future income taxes	527	542
Asset retirement obligation	19	18
Deferred property tax	36	33
Federal tax depreciation normalization adjustment	157	161
Merger capital expense target customer credit	6	11
Debt premium	136	151
Reliability support services	16	29
Plant decommissioning	10	14
Contracts for differences	61	61
Hardship programs	11	18
Other	77	73
Total Non-current Regulatory Assets	$2,956	$3,091

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

“Storm costs” for Central Maine Power (CMP), NYSEG and RG&E are allowed in rates based on an estimate of the routine costs of service restoration. The companies are also allowed to defer unusually high levels of service restoration costs resulting from major storms when they meet certain criteria for severity and duration. Storm costs in the amount of $123 million at NYSEG are being recovered over ten-year period and the remaining portion is being amortized over five years following the approval of the Joint Proposal by the NYPSC. UI is allowed to defer costs associated with any storm totaling $1 million or greater for future recovery. UI’s storm regulatory asset balance was $0 as of September 30, 2017.

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

“Deferred Transmission Expense” represents deferred transmission income or expense and fluctuates based upon actual revenues and revenue requirements.

Current and non-current regulatory liabilities as of September 30, 2017 and December 31, 2016, respectively, consisted of:

	September 30,	December 31,
As of	2017	2016
(Millions)
Current
Reliability support services (Cayuga)	$1	$3
Non by-passable charges	4	22
Energy efficiency portfolio standard	47	45
Gas supply charge and deferred natural gas cost	1	6
Transmission revenue reconciliation mechanism	8	5
Pension and other post-retirement benefits	1	3
Other post-retirement benefits cost deferrals	14	14
Carrying costs on deferred income tax bonus depreciation	20	15
Carrying costs on deferred income tax - Mixed Services 263(a)	5	5
Yankee DOE Refund	10	24
Merger related rate credits	2	3
Revenue decoupling mechanism	4	9
Other	58	38
Total Current Regulatory Liabilities	175	192
Non-current
Accrued removal obligations	1,137	1,117
Asset sale gain account	9	9
Carrying costs on deferred income tax bonus depreciation	78	95
Economic development	35	35
Merger capital expense target customer credit account	10	15
Pension and other post-retirement benefits cost deferrals	65	76
Positive benefit adjustment	40	42
New York state tax rate change	7	9
Post term amortization	3	3
Theoretical reserve flow thru impact	21	24
Deferred property tax	35	19
Net plant reconciliation	10	10
Variable rate debt	31	28
Carrying costs on deferred income tax - Mixed Services 263(a)	22	25
Rate refund – FERC ROE proceeding	26	26
Transmission congestion contracts	19	18
Merger-related rate credits	20	21
Accumulated deferred investment tax credits	14	15
Asset retirement obligation	12	13
Earning sharing provisions	20	12
Middletown/Norwalk local transmission network service collections	19	19
Low income programs	50	46
Non-firm margin sharing credits	13	7
Deferred income taxes regulatory	540	565
Other	75	69
Total Non-current Regulatory Liabilities	$2,311	$2,318

“Reliability support services (Cayuga)” represents the difference between actual expenses for reliability support services and the amount provided for in rates. The Cayuga reliability support service surcharge applied to NYSEG electric customers concluded in July 2017 with any remaining balance expected to be recovered or returned by the end of 2017.

“Non by-passable charges” represent the non by-passable charge paid by all customers. An asset or liability is recognized resulting from differences between actual revenues and the underlying cost being recovered. This liability will be refunded to customers within the next year.

“Energy efficiency portfolio standard” represents the difference between revenue billed to customers through an energy efficiency charge and the costs of our energy efficiency programs as approved by the state authorities. This may be refunded to customers or utilized to recover incentive payments within the next year.

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

“Merger-related rate credits” resulted from the acquisition of UIL. This is being used to moderate increases in rates. In the three and nine months ended September 30, 2017, respectively, $0 and $2 million of rate credits was applied against customer bills. In the three and nine months ended September 30, 2016, respectively, $0 and $20 million of rate credits was applied against customer bills

“Excess generation service charge” represents deferred generation-related and non by-passable federally mandated congestion costs or revenues for future recovery from or return to customers. The amount fluctuates based upon timing differences between revenues collected from rates and actual costs incurred.

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

•

NYSEG and RG&E enter into electric energy derivative contracts to hedge the forecasted purchases required to serve their electric load obligations. They hedge their electric load obligations using derivative contracts that are settled based upon Locational Based Marginal Pricing published by the New York Independent System Operator (NYISO). NYSEG and RG&E hedge approximately 70% of their electric load obligations using contracts for a NYISO location where an active market exists. The forward market prices used to value the companies’ open electric energy derivative contracts are based on quoted prices in active markets for identical assets or liabilities with no adjustment required and therefore we include the fair value in Level 1.

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

The carrying amounts for cash and cash equivalents, restricted cash, accounts receivable, accounts payable, notes payable and interest accrued approximate their estimated fair values and are considered as Level 1.

Restricted cash was $7 million and $5 million as of September 30, 2017 and December 31, 2016, respectively, which is included in “Other Assets” on the balance sheet.

The financial instruments measured at fair value as of September 30, 2017 and December 31, 2016, respectively, consisted of:

As of September 30, 2017	Level 1	Level 2	Level 3	Netting	Total
(Millions)
Securities portfolio (available for sale)	$41	$—	$—	$—	$41
Derivative assets
Derivative financial instruments - power	4	30	83	(37)	80
Derivative financial instruments - gas	56	13	84	(126)	27
Contracts for differences	—	—	14	—	14
Total	60	43	181	(163)	121
Derivative liabilities
Derivative financial instruments - power	(22)	(10)	(14)	41	(5)
Derivative financial instruments - gas	(54)	(16)	(35)	89	(16)
Contracts for differences	—	—	(85)	—	(85)
Derivative financial instruments - other	—	—	(1)	—	(1)
Total	$(76)	$(26)	$(135)	$130	$(107)

As of December 31, 2016	Level 1	Level 2	Level 3	Netting	Total
(Millions)
Securities portfolio (available for sale)	$40	$—	$—	$—	$40
Derivative assets
Derivative financial instruments - power	11	48	58	(42)	75
Derivative financial instruments - gas	180	32	104	(239)	77
Contracts for differences	—	—	20	—	20
Total	191	80	182	(281)	172
Derivative liabilities
Derivative financial instruments - power	(24)	(27)	(3)	39	(15)
Derivative financial instruments - gas	(213)	(34)	(53)	257	(43)
Contracts for differences	—	—	(95)	—	(95)
Total	$(237)	$(61)	$(151)	$296	$(153)

The reconciliation of changes in the fair value of financial instruments based on Level 3 inputs for the three and nine months ended September 30, 2017 and 2016, respectively, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2017	2016	2017	2016
Fair Value Beginning of Period,	$32	$2	$31	$(19)
Gains recognized in operating revenues	9	14	20	57
(Losses) recognized in operating revenues	—	—	(3)	—
Total gains recognized in operating revenues	9	14	17	57
Gains recognized in OCI	1	1	2	2
(Losses) recognized in OCI	—	—	(1)	—
Total gains recognized in OCI	1	1	1	2
Net change recognized in regulatory assets and liabilities	2	4	4	(18)
Purchases	5	7	3	6
Settlements	(3)	(3)	(10)	(10)
Transfers out of Level 3(a)	—	(4)	—	3
Fair Value as of September 30,	$46	$21	$46	$21
Gains for the period included in operating revenues attributable to the change in unrealized gains relating to financial instruments still held at the reporting date	$9	$14	$17	$57

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

As of September 30, 2017
Instruments	Instrument Description	Valuation Technique	Valuation Inputs	Index	Avg.	Max.	Min.
Fixed price power and gas swaps	Transactions with delivery periods	Transactions are valued against forward market prices	Observable and extrapolated forward gas and power prices not all of which can be	NYMEX ($/MMBtu)	$ 3.07	$ 3.93	$ 2.35
with delivery	exceeding two	on a	corroborated by	SP15 ($/MWh)	$ 26.43	$62.33	$ 9.56
period > two	years	discounted	market data for	Mid C ($/MWh)	$ 24.58	$46.50	$ (0.50)
years		basis	identical or	Cinergy ($/MWh)	$ 31.79	$65.55	$18.53
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

Range at
Unobservable Input	September 30, 2017
Risk of non-performance	0.37% - 0.56%
Discount rate	1.47% - 2.33%
Forward pricing ($ per MW)	$5.30 - $9.55

Fair Value of Debt

As of September 30, 2017 and December 31, 2016, debt consisted of first mortgage bonds, fixed and variable unsecured pollution control notes, other various non-current debt securities and obligations under capital leases. The estimated fair value of debt amounted to $5,443 million and $5,204 million as of September 30, 2017 and December 31, 2016, respectively. The estimated fair value was determined, in most cases, by discounting the future cash flows at market interest rates. The interest rates used to make these calculations take into account the risks associated with the electricity industry and the credit ratings of the borrowers in each case. The fair value hierarchy pertaining to the fair value of debt is considered as Level 2, except for unsecured pollution control notes-variable with a fair value of $61 million as of both September 30, 2017 and December 31, 2016, which are considered Level 3. The fair value of these unsecured pollution control notes-variable are determined using unobservable interest rates as the market for these notes is inactive.

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

The amount recognized in regulatory assets for electricity derivatives was a loss of $18.3 million as of September 30, 2017, and $12.3 million as of December 31, 2016. The amount reclassified from regulatory assets and liabilities into income, which is included in electricity purchased, was a loss of $7.9 million and $29.2 million, and a loss of $3.5 million and $51.4 million for the three and nine months ended September 30, 2017 and 2016, respectively.

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

The amount recognized in regulatory assets for natural gas hedges was a loss of $0.9 million as of September 30, 2017, and the amount recognized in regulatory liabilities as of December 31, 2016, was a gain of $3.5 million. The amount reclassified from regulatory assets and liabilities into income, which is included in natural gas purchased, was $0 and a gain of $0.6 million, and $0 and a loss of $3.4 million for the three and nine months ended September 30, 2017 and 2016, respectively.

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

PURA has determined that costs associated with these CfDs will be fully recoverable by UI and CL&P through electric rates, and UI has deferred recognition of costs (a regulatory asset) or obligations (a regulatory liability), including carrying costs. For those CfDs signed by CL&P, UI records its approximate 20% portion pursuant to the cost-sharing agreement noted above. As of September 30, 2017, UI has recorded a gross derivative asset of $14 million ($0 of which is related to UI’s portion of the CfD signed by CL&P), a regulatory asset of $71 million, a gross derivative liability of $85 million ($68 million of which is related to UI’s portion of the CfD signed by CL&P) and a regulatory liability of $0. As of December 31, 2016, UI had recorded a gross derivative asset of $19 million

($0 of which is related to UI’s portion of the CfD signed by CL&P), a regulatory asset of $75 million, a gross derivative liability of $95 million ($70 million of which is related to UI’s portion of the CfD signed by CL&P) and a regulatory liability of $0.

The unrealized gains and losses from fair value adjustments to these derivatives, which are recorded in regulatory assets or regulatory liabilities, for the three and nine months ended September 30, 2017 and 2016, respectively, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
(Millions)
Derivative assets	$(2)	$(2)	$(6)	$(7)
Derivative liabilities	$4	$5	$10	$(11)

The net notional volumes of the outstanding derivative instruments associated with Networks activities as of September 30, 2017 and December 31, 2016, respectively, consisted of:

	September 30,	December 31,
As of	2017	2016
(Millions)
Wholesale electricity purchase contracts (MWh)	3.5	5.6
Natural gas purchase contracts (Dth)	6.9	5.8
Fleet fuel purchase contracts (Gallons)	2.1	2.3

The offsetting of derivatives, location in the condensed consolidated balance sheet and amounts of derivatives associated with Networks activities as of September 30, 2017 and December 31, 2016, respectively, consisted of:

As of September 30, 2017	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$10	$6	$3	$—
Derivative liabilities	(2)	—	(35)	(70)
	8	6	(32)	(70)
Designated as hedging instruments
Derivative assets	—	—	—	—
Derivative liabilities	—	—	(1)	—
	—	—	(1)	—
Total derivatives before offset of cash collateral	8	6	(33)	(70)
Cash collateral receivable	—	—	15	4
Total derivatives as presented in the balance sheet	$8	$6	$(18)	$(66)

As of December 31, 2016	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$19	$16	$7	$5
Derivative liabilities	(7)	(5)	(40)	(79)
	12	11	(33)	(74)
Designated as hedging instruments
Derivative assets	—	—	—	—
Derivative liabilities	—	—	—	—
	—	—	—	—
Total derivatives before offset of cash collateral	12	11	(33)	(74)
Cash collateral receivable	—	—	10	2
Total derivatives as presented in the balance sheet	$12	$11	$(23)	$(72)

The effect of derivatives in cash flow hedging relationships on Other Comprehensive Income (OCI) and income for the three and nine months ended September 30, 2017 and 2016, respectively, consisted of:

Three Months Ended September 30,	(Loss) Recognized in OCI on Derivatives	Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income
(Millions)	Effective Portion (a)	Effective Portion (a)
2017
Interest rate contracts	$—	Interest expense	$2
Commodity contracts	—	Operating expenses	1
Total	$—		$3
2016
Interest rate contracts	$—	Interest expense	$2
Commodity contracts	—	Operating expenses	1
Total	$—		$3

Nine Months Ended September 30,	(Loss) Recognized in OCI on Derivatives	Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income
(Millions)	Effective Portion (a)	Effective Portion (a)
2017
Interest rate contracts	$—	Interest expense	$6
Commodity contracts	(1)	Operating expenses	1
Total	$(1)		$7
2016
Interest rate contracts	$—	Interest expense	$6
Commodity contracts	—	Operating expenses	2
Total	$—		$8

(a)Changes in OCI are reported on a pre-tax basis. The reclassified amounts of commodity contracts are included within “Purchase power, natural gas and fuel used” line item within operating expenses in the condensed consolidated statements of income.

The net loss in accumulated OCI related to previously settled forward starting swaps and accumulated amortization is $70.8 million and $76.7 million as of September 30, 2017 and December 31, 2016, respectively. We recorded $2.0 million and $6.0 million, and $2.0 million and $6.0 million, in net derivative losses related to discontinued cash flow hedges for the three and nine months ended September 30, 2017 and 2016, respectively. We will amortize approximately $8.0 million of discontinued cash flow hedges in 2017. During the three and nine months ended September 30, 2017 and 2016, there was no ineffective portion for cash flow hedges.

The unrealized loss of $0.6 million on hedge activities is reported in OCI because the forecasted transaction is considered to be probable as of September 30, 2017. We expect that $0.6 million of those losses will be reclassified into earnings within the next twelve months. The maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted fleet fuel transactions is twelve months.

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

The net notional volumes of outstanding derivative instruments associated with Renewables and Gas activities as of September 30, 2017 and December 31, 2016, respectively, consisted of:

	September 30,	December 31,
As of	2017	2016
(MWh/Dth in millions)
Wholesale electricity purchase contracts	3	3
Wholesale electricity sales contracts	6	7
Natural gas and other fuel purchase contracts	299	329
Financial power contracts	11	8
Basis swaps – purchases	69	49
Basis swaps – sales	54	45

The fair values of derivative contracts associated with Renewables and Gas activities as of September 30, 2017 and December 31, 2016, respectively, consisted of:

	September 30,	December 31,
As of	2017	2016
(Millions)
Wholesale electricity purchase contracts	$(5)	$(2)
Wholesale electricity sales contracts	13	6
Natural gas and other fuel purchase contracts	13	30
Financial power contracts	66	56
Basis swaps – purchases	(8)	3
Basis swaps – sales	5	(2)
Total	$84	$91

The effect of trading derivatives associated with Renewables and Gas activities for the three and nine months ended September 30, 2017 and 2016, respectively, consisted of:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
(Millions)
Wholesale electricity purchase contracts	$—	$(2)	$(2)	$3
Wholesale electricity sales contracts	1	3	4	(4)
Financial power contracts	(2)	(1)	(2)	1
Financial and natural gas contracts	—	7	4	(24)
Total (Loss) Gain	$(1)	$7	$4	$(24)

The effect of non-trading derivatives associated with Renewables and Gas activities for the three and nine months ended September 30, 2017 and 2016, respectively, consisted of:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
(Millions)
Wholesale electricity purchase contracts	$—	$(2)	$(2)	$6
Wholesale electricity sales contracts	(4)	2	2	(12)
Financial power contracts	2	11	8	(5)
Financial and natural gas contracts	(1)	6	(6)	32
Total (Loss) Gain	$(3)	$17	$2	$21

Such gains and losses are included in “Operating revenues” and in “Purchased power, natural gas and fuel used” operating expenses in the condensed consolidated statements of income, depending upon the nature of the transaction.

The offsetting of derivatives, location in the condensed consolidated balance sheet and amounts of derivatives associated with Renewables and Gas activities as of September 30, 2017 and December 31, 2016, respectively, consisted of:

As of September 30, 2017	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$104	$105	$21	$16
Derivative liabilities	(62)	(1)	(40)	(19)
	42	104	(19)	(3)
Designated as hedging instruments
Derivative assets	10	6	—	3
Derivative liabilities	—	(1)	(3)	(3)
	10	5	(3)	—
Total derivatives before offset of cash collateral	52	109	(22)	(3)
Cash collateral receivable (payable)	(12)	(42)	1	1
Total derivatives as presented in the balance sheet	$40	$67	$(21)	$(2)

As of December 31, 2016	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$198	$108	$78	$7
Derivative liabilities	(118)	(4)	(132)	(16)
	80	104	(54)	(9)
Designated as hedging instruments
Derivative assets	25	4	—	—
Derivative liabilities	(1)	—	(39)	(21)
	24	4	(39)	(21)
Total derivatives before offset of cash collateral	104	108	(93)	(30)
Cash collateral receivable (payable)	(17)	(46)	41	24
Total derivatives as presented in the balance sheet	$87	$62	$(52)	$(6)

The effect of derivatives in cash flow hedging relationships on OCI and income for the three and nine months ended September 30, 2017 and 2016, respectively, consisted of:

Three Months Ended September 30,	Gain Recognized in OCI on Derivatives	Location of Loss (Gain) Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income
(Millions)	Effective Portion (a)	Effective Portion (a)
2017
Commodity contracts	$8	Revenues	$1
Total	$8		$1
2016
Commodity contracts	$13	Revenues	$1
Total	$13		$1

Nine Months Ended September 30,	Gain (Loss) Recognized in OCI on Derivatives	Location of Loss (Gain) Reclassified from Accumulated OCI into Income	Loss (Gain) Reclassified from Accumulated OCI into Income
(Millions)	Effective Portion (a)	Effective Portion (a)
2017
Commodity contracts	$12	Revenues	$31
Total	$12		$31
2016
Commodity contracts	$(22)	Revenues	$(47)
Total	$(22)		$(47)
(a)	Changes in OCI are reported on a pre-tax basis.

Amounts are reclassified from accumulated OCI into income in the period during which the transaction being hedged affects earnings or when it becomes probable that a forecasted transaction being hedged would not occur. Notwithstanding future changes in prices, approximately $8.3 million of gain included in accumulated OCI at September 30, 2017, is expected to be reclassified into earnings within the next twelve months. During the three and nine months ended September 30, 2017 and 2016, we recorded a net gain of $0.5 million and $1.0 million, and a net gain of $0.4 million and net loss $4.4 million, respectively, in earnings as a result of ineffectiveness from cash flow hedges. The net loss in accumulated OCI related to a discontinued cash flow hedge is $0.5 million as of September 30, 2017. This amount will amortize through 2018.

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

The wholesale power supply agreements of UI contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit rating on senior debt were to fall below investment grade. If such an event had occurred as of September 30, 2017, UI would have had to post an aggregate of approximately $11 million in collateral.

We have various master netting arrangements in the form of multiple contracts with various single counterparties that are subject to contractual agreements that provide for the net settlement of all contracts through a single payment. Those arrangements reduce our exposure to a counterparty in the event of default on or termination of any single contract. For financial statement presentation purposes, we offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim or the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. The amounts of cash collateral under master netting arrangements that have not been offset against net derivative positions were $17 million and $20 million as of September 30, 2017 and December 31, 2016, respectively. Derivative instruments settlements and collateral payments are included in “Other assets/liabilities” of operating activities in the condensed consolidated statements of cash flows.

Certain of our derivative instruments contain provisions that require us to maintain an investment grade credit rating on our debt from each of the major credit rating agencies. If our debt were to fall below investment grade, we would be in violation of those provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit risk related contingent features that are in a liability position as of September 30, 2017 is $19.4 million, for which we have posted collateral.

Note 7. Commitments and Contingent Liabilities

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

On March 3, 2015, the FERC issued an order on requests for rehearing of its October 16, 2014 decision. The March order upheld the FERC’s June 19, 2014 decision and further clarified that the 11.74% ROE cap will be applied on a project specific basis and not on a transmission owner’s total average transmission return. In June 2015 the NETOs and complainants both filed an appeal in the U.S. Court of Appeals for the District of Columbia of the FERC’s final order. On April 14, 2017, the Court of Appeals (the Court) vacated FERC’s decision on Complaint I and remanded it back to FERC. The Court held that FERC, as directed by statute, did not determine first that the existing ROE was unjust and unreasonable before determining a new ROE. The Court ruled that FERC should have first determine that the then existing 11.14% base ROE was unjust and unreasonable before selecting the 10.57% as the new base ROE. The Court also found that FERC did not provide reasoned judgment as to why 10.57%, the point ROE at the midpoint of the upper end of the zone of reasonableness, is a just and reasonable ROE. Instead, FERC had only explained in its order that the midpoint of 9.39% was not just and reasonable and a higher base ROE was warranted. On June 5, 2017, the NETOs made a filing with FERC seeking to reinstate transmission rates to the status quo ante (effect of the Court vacating order is to return the parties to the rates in effect prior to FERC Final decision) as of June 8, 2017, the date the Court decision became effective. In that filing, the NETOs stated that they will not begin billing at the higher rates until 60 days after FERC has a quorum of commissioners. On October 6, 2017, FERC issued an order rejecting the NETOs request to collect transmission revenue requirements at the higher ROE of 11.14%, pending FERC order on remand.  In reaching this decision, FERC stated that it has broad remedial authority to make whatever ROE it eventually determines to be just and reasonable effective for the Complaint I refund period and prospectively from October 2014, the effective date of the Complaint I Order. Therefore the NETOs will not be harmed financially by not immediately returning to their pre-Complaint I ROE.  We anticipate FERC to address the Court decision during 2018. We cannot predict the outcome of action by FERC.

On December 26, 2012, a second ROE complaint (Complaint II) for a subsequent rate period was filed requesting the then effective ROE of 11.14% be reduced to 8.7%. On June 19, 2014, FERC accepted Complaint II, established a 15-month refund effective date of December 27, 2012, and set the matter for hearing using the methodology established in Complaint I.

On July 31, 2014, a third ROE complaint (Complaint III) was filed for a subsequent rate period requesting the then effective ROE of 11.14% be reduced to 8.84%. On November 24, 2014, FERC accepted the Complaint III, established a 15-month refund effective date of July 31, 2014, and set this matter consolidated with Complaint II for hearing in June 2015. Hearings relating to the refund periods and going forward period were held in June 2015 on Complaints II and III before a FERC Administrative Law Judge. On July 29, 2015, post-hearing briefs were filed by parties and on August 26, 2015 reply briefs were filed by parties. On July 13, 2015, the NETOs filed a petition for review of FERC’s orders establishing hearing and consolidation procedures for Complaints II and III with the U.S. Court of Appeals. The FERC Administrative Law Judge issued an Initial Decision on March 22, 2016. The Initial Decision determined that: (1) for the 15-month refund period in Complaint II, the base ROE should be 9.59% and that the ROE Cap (base ROE plus incentive ROEs) should be 10.42% and (2) for the 15-month refund period in Complaint III and prospectively, the base ROE should be 10.90% and that the ROE Cap should be 12.19%. The Initial Decision is the Administrative Law Judge’s recommendation to the FERC Commissioners. The FERC is expected to make its final decision in 2018.

CMP and UI reserved for refunds for Complaints I, II and III consistent with the FERC’s March 3, 2015 final decision in Complaint I. Refunds were provided to customers for Complaint I. The CMP and UI total reserve associated with Complaints II and III is $22.2 million and $4.4 million, respectively, as of September 30, 2017, which has not changed since December 31, 2016, except for the accrual of carrying costs. If adopted as final, the impact of the initial decision would be an additional aggregate reserve for Complaints II and III of $17.1 million, which is based upon currently available information for these proceedings. We cannot predict the outcome of the Complaint II and III proceedings.

On April 29, 2016, a fourth ROE complaint (Complaint IV) was filed for a rate period subsequent to prior complaints requesting the then existing base ROE of 10.57% be reduced to 8.61% and the ROE Cap be set at 11.24%.  The NETOs filed a response to the Complaint IV on June 3, 2016. On September 20, 2016, FERC accepted the Complaint IV, established a 15-month refund effective date of April 29, 2016, and set the matter for hearing and settlement judge procedures. On February 1, 2017, the complainants filed their initial testimony recommending a base ROE of 8.59%. On March 23, 2017, the NETOs filed their answering testimony supporting the continuation of the base ROE from Complaint I of 10.57%. In April 2017, the NETOs filed for a stay in the hearings pending FERC on the Court order described above. That request was denied by the Administrative Law Judge. Hearings are being held later this year with an expected Initial Decision from the Administrative Law Judge in March 2018. A range of possible outcomes is not able to be determined at this time due to the preliminary state of this matter. We cannot predict the outcome of the Complaint IV proceeding.

On October 5, 2017, the NETOs filed a Motion for Dismissal of Pancaked Return on Equity Complaints in light of the decision by the Court in April 2017 that became effective on June 8, 2017.  The NETOs assert that all four complaints should be dismissed because the complainants have not shown that the existing ROE of 11.14% is unjust and unreasonable as the Court decision requires. In addition, the NETOs assert that Complaints II, III and IV should also be dismissed because the Court decision implicitly found that FERC’s acceptance of Pancaked FPA Section 206 complaints was statutorily improper as Congress intended that the 15-month refund period under Section 206 applies whenever FERC does not complete its review of a complaint within the 15-month period. In the event FERC chooses not to dismiss the complaints, the NETOs request that FERC consolidate the complaints for decision as the evidentiary records are either closed or advanced enough for FERC to address the requirements of the Court decision and expeditiously issue a final order. We cannot predict the outcome of action by FERC.

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

Guarantee Commitments to Third Parties

As of September 30, 2017, we had approximately $2.5 billion of standby letters of credit, surety bonds, guarantees and indemnifications outstanding. These instruments provide financial assurance to the business and trading partners of AVANGRID and its subsidiaries in their normal course of business.  The instruments only represent liabilities if AVANGRID or its subsidiaries fail to deliver on contractual obligations. We therefore believe it is unlikely that any material liabilities associated with these instruments will be incurred and, accordingly, as of September 30, 2017, neither we nor our subsidiaries have any liabilities recorded for these instruments.

Contractual Obligations on Operating Lease Payments

During the nine months ended September 30, 2017, contractual obligations have increased as it relates to operating lease future minimum payments as compared to those reported for the fiscal year ended December 31, 2016 in our Form 10-K.  This is primarily due to new leases for land for the new construction of wind power assets and to extended land lease terms in relation to wind power assets.  Total future minimum lease payments have increased by the following amounts since those disclosed in our consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2016:

Year
(Millions)
2018	$5
2019	5
2020	5
2021	5
2022 and thereafter	274
Total	$294

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

We have recorded an estimated liability of $6 million related to ten of the twenty-five sites. We have paid remediation costs related to the remaining fifteen sites and do not expect to incur additional liabilities. Additionally, we have recorded an estimated liability of $8 million related to another ten sites where we believe it is probable that we will incur remediation costs and or monitoring costs, although we have not been notified that we are among the potentially responsible parties or that we are regulated under State Resource Conservation and Recovery Act programs. We recorded a corresponding regulatory asset because we expect to recover these costs in rates. It is possible the ultimate cost to remediate these sites may be significantly more than the accrued amount. Our estimate for costs to remediate these sites ranges from $12 million to $22 million as of September 30, 2017. Factors affecting the estimated remediation amount include the remedial action plan selected, the extent of site contamination, and the allocation of the clean-up costs.

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

Our estimate for all costs related to investigation and remediation of the fifty-three sites ranges from $221 million to $465 million as of September 30, 2017. Our estimate could change materially based on facts and circumstances derived from site investigations, changes in required remedial actions, changes in technology relating to remedial alternatives, and changes to current laws and regulations.

Certain Connecticut and Massachusetts regulated gas companies own or have previously owned properties where MGPs had historically operated. MGP operations have led to contamination of soil and groundwater with petroleum hydrocarbons, benzene and metals, among other things, at these properties, the regulation and cleanup of which is regulated by the federal Resource Conservation and Recovery Act as well as other federal and state statutes and regulations. Each of the companies has or had an ownership interest in one or more such properties contaminated as a result of MGP-related activities. Under the existing regulations, the cleanup of such sites requires state and at times, federal, regulators’ involvement and approval before cleanup can commence. In certain cases, such contamination has been evaluated, characterized and remediated. In other cases, the sites have been evaluated and characterized, but not yet remediated. Finally, at some of these sites, the scope of the contamination has not yet been fully characterized; no liability was recorded in respect of these sites as of September 30, 2017 and no amount of loss, if any, can be reasonably estimated at this time. In the past, the companies have received approval for the recovery of MGP-related remediation expenses from customers through rates and will seek recovery in rates for ongoing MGP-related remediation expenses for all of their MGP sites.

As of September 30, 2017 and December 31, 2016, the liability associated with other MGP sites in Connecticut, the remediation costs of which could be significant and will be subject to a review by PURA as to whether these costs are recoverable in rates, was $99 million and $97 million, respectively.

The total liability to investigate and perform remediation at the known inactive MGP sites and other sites was $390 million and $388 million as of September 30, 2017 and December 31, 2016, respectively. We recorded a corresponding regulatory asset, net of insurance recoveries and the amount collected from FirstEnergy, as described below, because we expect to recover the net costs in rates. Our environmental liability accruals are recorded on an undiscounted basis and are expected to be paid through the year 2053.

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

FirstEnergy remains liable for a substantial share of clean up expenses at nine MGP sites. Based on current projections, FirstEnergy’s share is estimated at approximately $21 million. This amount is being treated as a contingent asset and has not been recorded as either a receivable or a decrease to the environmental provision. Any recovery will be flowed through to NYSEG ratepayers.

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

On April 8, 2013, DEEP issued an administrative order addressed to UI, Evergreen Power, Asnat and others, ordering the parties to take certain actions related to investigating and remediating the English Station site. Mediation of the matter began in the fourth quarter of 2013 and concluded unsuccessfully in April 2015. This proceeding was stayed while DEEP and UI continue to work through the remediation process pursuant to the consent order described below. Status reports are periodically filed with the DEEP. The last report was filed in September 2017 and the next status report is due in December 2017.

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

As of December 31, 2016, we reserved $30 million for this matter. As of September 30, 2017, the reserve amount remained unchanged. We cannot predict the outcome of this matter.

Note 9. Post-retirement and Similar Obligations

We made $0 and $32.4 million of pension contributions for the three and nine months ended September 30, 2017, respectively. We do not expect to make additional contributions for the remainder of 2017.

The components of net periodic benefit cost for pension benefits for the three and nine months ended September 30, 2017 and 2016, respectively, consisted of:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
(Millions)
Service cost	$10	$12	$32	$34
Interest cost	35	35	104	105
Expected return on plan assets	(49)	(50)	(148)	(152)
Amortization of:
Prior service costs	—	1	1	2
Actuarial loss	32	40	95	115
Net Periodic Benefit Cost	$28	$38	$84	$104

The components of net periodic benefit cost for postretirement benefits for the three and nine months ended September 30, 2017 and 2016, respectively, consisted of:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
(Millions)
Service cost	$2	$2	$4	$4
Interest cost	5	3	15	15
Expected return on plan assets	(2)	(1)	(6)	(7)
Amortization of:
Prior service costs	(3)	(4)	(7)	(8)
Actuarial loss	1	2	3	6
Net Periodic Benefit Cost	$3	$2	$9	$10

Note 10. Equity

As of September 30, 2017, our share capital consisted of 500,000,000 shares of common stock authorized, 309,670,932 shares issued and 309,005,272 shares outstanding, 81.5% of which is owned by Iberdrola, each having a par value of $0.01, for a total value of common stock capital of $3 million and additional paid in capital of $13,656 million. As of December 31, 2016, our share capital consisted of 500,000,000 shares of common stock authorized, 309,600,439 shares issued and 308,993,149 shares outstanding, 81.5% of which was owned by Iberdrola, each having a par value of $0.01, for a total value of common stock capital of $3 million and additional paid in capital of $13,653 million. We had 485,810 and 491,459 shares of common stock held in trust and no convertible preferred shares outstanding as of September 30, 2017 and December 31, 2016, respectively. During the nine months ended September 30, 2017, we issued 70,493 shares of common stock and released 5,649 shares of common stock held in trust each having a par value of $0.01. During the nine months ended September 30, 2016, we issued 101,538 shares of common stock and released 134,921 shares of common stock held in trust each having a par value of $0.01.

On April 28, 2016, we entered into a repurchase agreement with J.P. Morgan Securities, LLC. (JPM), pursuant to which JPM will, from time to time, acquire, on behalf of AVANGRID, shares of common stock of AVANGRID. The purpose of the stock repurchase program is to allow AVANGRID to maintain the relative ownership percentage by Iberdrola at 81.5%. The stock repurchase program may be suspended or discontinued at any time upon notice. Out of a total of 179,850 treasury shares of common stock of AVANGRID as of September 30, 2017, 115,831 shares were repurchased during 2016 and 64,019 shares were repurchased in May 2017, all in the open market. The total cost of repurchases, including commissions, was $8 million as of September 30, 2017.

Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Gain (Loss) for the three months ended September 30, 2017 and 2016, respectively, consisted of:

	As of June 30,	Three Months Ended September 30,	As of September 30,	As of June 30,	Three Months Ended September 30,	As of September 30,
	2017	2017	2017	2016	2016	2016
(Millions)
(Loss) gain on revaluation of defined benefit plans, net of income tax expense of $0.1 for 2016	$(14)	$—	$(14)	$(17)	$1	$(16)
Loss for nonqualified pension plans	(7)	—	(7)	(8)	—	(8)
Unrealized gain during period on derivatives qualifying as cash flow hedges, net of income tax expense of $3.0 for 2017 and $4.7 for 2016	7	5	12	10	8	18
Reclassification to net income of losses on cash flow hedges, net of income tax expense of $1.3 for 2017 and $1.2 for 2016(a)	(48)	3	(45)	(79)	1	(78)
Gain (loss) on derivatives qualifying as cash flow hedges	(41)	8	(33)	(69)	9	(60)
Accumulated Other Comprehensive Gain (Loss)	$(62)	$8	$(54)	$(94)	$10	$(84)

Accumulated Other Comprehensive Gain (Loss) for the nine months ended September 30, 2017 and 2016, respectively, consisted of:

	As of December 31,	Nine Months Ended September 30,	As of September 30,	As of December 31,	Nine Months Ended September 30,	As of September 30,
	2016	2017	2017	2015	2016	2016
(Millions)
(Loss) gain on revaluation of defined benefit plans, net of income tax expense of $3.0 for 2016	$(14)	$—	$(14)	$(21)	$5	$(16)
Loss for nonqualified pension plans	(7)	—	(7)	(8)	—	(8)
Unrealized gain (loss) during period on derivatives qualifying as cash flow hedges, net of income tax expense (benefit) of $4.1 for 2017 and $(8.3) for 2016	5	7	12	31	(13)	18
Reclassification to net income of losses (gains) on cash flow hedges, net of income tax expense (benefit) of $14.8 for 2017 and $(14.7) for 2016(a)	(70)	25	(45)	(54)	(24)	(78)
Gain (loss) on derivatives qualifying as cash flow hedges	(65)	32	(33)	(23)	(37)	(60)
Accumulated Other Comprehensive Gain (Loss)	$(86)	$32	$(54)	$(52)	$(32)	$(84)

(a)	Reclassification is reflected in the operating expenses line item in the condensed consolidated statements of income.

Note 11. Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to AVANGRID by the weighted-average number of shares of our common stock outstanding. During the three and nine months ended September 30, 2017 and 2016, while we did have securities that were dilutive, these securities did not result in a change in our earnings per share calculation for the three and nine months ended September 30, 2017 and 2016.

The calculations of basic and diluted earnings per share attributable to AVANGRID, for the three and nine months ended September 30, 2017 and 2016, respectively, consisted of:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
(Millions, except for number of shares and per share data)
Numerator:
Net income attributable to AVANGRID	$99	$109	$458	$423
Denominator:
Weighted average number of shares outstanding - basic	309,491,082	309,495,141	309,506,831	309,520,316
Weighted average number of shares outstanding - diluted	309,801,903	309,999,846	309,785,639	310,013,987
Earnings per share attributable to AVANGRID
Earnings Per Common Share, Basic	$0.32	$0.35	$1.48	$1.36
Earnings Per Common Share, Diluted	$0.32	$0.35	$1.48	$1.36

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

Products and services are sold between reportable segments and affiliate companies at cost. The chief operating decision maker evaluates segment performance based on segment adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) defined as net income adding back net income attributable to other non-controlling interests, income tax expense, depreciation and amortization and interest expense net of capitalization, and then subtracting other income and (expense) and earnings from equity method investments per segment. Segment income, expense, and assets presented in the accompanying tables include all intercompany transactions that are eliminated in the condensed consolidated financial statements.

Segment information for the three months ended September 30, 2017, consisted of:

Three Months Ended September 30, 2017	Networks	Renewables	Gas	Other (a)	AVANGRID Consolidated
(Millions)
Revenue - external	$1,126	$241	$(24)	$(2)	$1,341
Revenue - intersegment	(1)	—	14	(13)	—
Depreciation and amortization	119	80	6	—	205
Operating income (loss)	207	2	(27)	7	189
Adjusted EBITDA	326	83	(22)	7	394
Earnings (losses) from equity method investments	5	(5)	—	—	—

(a)Does not represent a segment. It mainly includes Corporate and intersegment eliminations.

Included in revenue-external for the three months ended September 30, 2017, are: $941 million from regulated electric operations, $181 million from regulated gas operations and $4 million amounts from other operations of Networks; $241 million from renewable energy generation of Renewables; $(23) million from gas storage services and $(1) million from gas trading operations of Gas.

Segment information for the three months ended September 30, 2016, consisted of:

Three Months Ended September 30, 2016	Networks	Renewables	Gas	Other (a)	AVANGRID Consolidated
(Millions)
Revenue - external	$1,157	$270	$(8)	$(1)	$1,418
Revenue - intersegment	(1)	5	15	(19)	—
Depreciation and amortization	118	79	6	—	203
Operating income (loss)	178	37	(12)	14	217
Adjusted EBITDA	296	116	(6)	14	420
Earnings (losses) from equity method investments	4	(2)	—	—	2

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

Segment information as of and for the nine months ended September 30, 2017, consisted of:

Nine Months Ended September 30, 2017	Networks	Renewables	Gas	Other (a)	AVANGRID Consolidated
(Millions)
Revenue - external	$3,651	$789	$(9)	$(1)	$4,430
Revenue - intersegment	—	4	26	(30)	—
Depreciation and amortization	352	238	18	—	608
Operating income (loss)	739	108	(37)	—	810
Adjusted EBITDA	1,091	346	(19)	—	1,418
Earnings (losses) from equity method investments	12	(9)	—	—	3
Capital expenditures	842	855	6	1	1,704
As of September 30, 2017
Property, plant and equipment	13,529	8,661	491	1	22,682
Equity method investments	147	259	—	—	406
Total assets	$21,033	$10,422	$992	$(526)	$31,921

(a)	Does not represent a segment. It mainly includes Corporate and intersegment eliminations.

Included in revenue-external for the nine months ended September 30, 2017, are: $2,683 million from regulated electric operations, $966 million from regulated gas operations and $2 million amounts from other operations of Networks; $789 million from renewable energy generation of Renewables; $(20) million from gas storage services and $11 million from gas trading operations of Gas.

Segment information for the nine months ended September 30, 2016, consisted of:

Nine Months Ended September 30, 2016	Networks	Renewables	Gas	Other (a)	AVANGRID Consolidated
(Millions)
Revenue - external	$3,758	$788	$(19)	$—	$4,527
Revenue - intersegment	1	9	27	(37)	—
Depreciation and amortization	362	240	19	—	621
Operating income (loss)	789	144	(50)	5	888
Adjusted EBITDA	1,151	384	(31)	5	1,509
Earnings (losses) from equity method investments	10	(6)	—	—	4
Capital expenditures	749	284	3	—	1,036
As of December 31, 2016
Property, plant and equipment	13,032	8,015	501	—	21,548
Equity method investments	151	236	—	—	387
Total assets	$20,753	$9,884	$1,124	$(452)	$31,309

(a)	Does not represent a segment. It mainly includes Corporate and intersegment eliminations.

Included in revenue-external for the nine months ended September 30, 2016, are: $2,826 million from regulated electric operations, $929 million from regulated gas operations and $3 million amounts from other operations of Networks; $788 million from renewable energy generation of Renewables; $29 million from gas storage services and $(48) million from gas trading operations of Gas.

Reconciliation of consolidated Adjusted EBITDA to the AVANGRID consolidated Net Income for the three and nine months ended September 30, 2017 and 2016, respectively, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
(Millions)
Consolidated Adjusted EBITDA	$394	$420	$1,418	$1,509
Less:
Depreciation and amortization	205	203	608	621
Interest expense, net of capitalization	71	60	210	212
Income tax expense	32	53	179	329
Add:
Other income	14	3	35	72
Earnings from equity method investments	—	2	3	4
Consolidated Net Income	$100	$109	$459	$423

Note 13. Related Party Transactions

We engage in related party transactions that are generally billed at cost and in accordance with applicable state and federal commission regulations.

Related party transactions for the three months ended September 30, 2017 and 2016, respectively, consisted of:

Three Months Ended September 30,	2017		2016
(Millions)	Sales To	Purchases From	Sales To	Purchases From
Iberdrola Canada Energy Services, Ltd	$—	$(8)	$—	$(7)
Iberdrola Renovables Energía, S.L.	—	(2)	—	(2)
Iberdrola, S.A.	1	(10)	—	(10)
Iberdrola Energia Monterrey, S.A. de C.V.	14	—	4	—
Other	1	—	—	(1)

Related party transactions for the nine months ended September 30, 2017 and 2016, respectively, consisted of:

Nine Months Ended September 30,	2017		2016
(Millions)	Sales To	Purchases From	Sales To	Purchases From
Iberdrola Canada Energy Services, Ltd	$—	$(28)	$—	$(26)
Iberdrola Renovables Energía, S.L.	—	(7)	—	(7)
Iberdrola, S.A.	1	(28)	—	(28)
Iberdrola Energia Monterrey, S.A. de C.V.	43	—	4	—
Other	2	(2)	2	(2)

In addition to the statements of income items above, we made purchases of turbines for wind farms from Siemens-Gamesa, in which Iberdrola has an 8.1% ownership. The amounts capitalized for these transactions were $233 million and $269 million for the periods ended September 30, 2017 and December 31, 2016, respectively.

Related party balances as of September 30, 2017 and December 31, 2016, respectively, consisted of:

As of	September 30, 2017		December 31, 2016
(Millions)	Owed By	Owed To	Owed By	Owed To
Iberdrola Canada Energy Services, Ltd.	$—	$(25)	$—	$(14)
Siemens-Gamesa	—	(88)	1	(181)
Iberdrola, S.A.	1	(28)	—	(30)
Iberdrola Renovables Energía, S.L.	—	(7)	2	—
Iberdrola Energia Monterrey, S.A. de C.V.	5	—	11	—
Other	11	(3)	11	(3)

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

Transactions with Iberdrola Canada Energy Services (ICES) predominantly relate to the purchase of gas for ARHI’s gas-fired cogeneration facility in Klamath, Oregon. Included in the amounts owed to ICES is the balance of notes payable of $20 million and $10 million as of September 30, 2017 and December 31, 2016, respectively.

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

Networks holds an approximate 20% ownership interest in the regulated New York TransCo, LLC (New York TransCo). Through New York TransCo, Networks has formed a partnership with Central Hudson Gas and Electric Corporation, Consolidated Edison, Inc., National Grid, plc and Orange and Rockland Utilities, Inc. to develop a portfolio of interconnected transmission lines and substations to fulfill the objectives of the New York energy highway initiative, which is a proposal to install up to 3,200 MW of new electric generation and transmission capacity in order to deliver more power generated from upstate New York power plants to downstate New York. As of September 30, 2017 the amount receivable from New York TransCo was $11 million.

AVANGRID manages its overall liquidity position as part of the broader Iberdrola Group and is a party to a notional cash pooling agreement with a financial institution, along with certain members of the Iberdrola Group. Cash surpluses remaining after meeting the liquidity requirements of AVANGRID and its subsidiaries may be deposited at the financial institution. Deposits, or credit balances, serve as collateral against the debit balances of other parties to the notional cash pooling agreement. The balance at both September 30, 2017 and December 31, 2016, was zero.

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

We establish provisions for uncollectible accounts for DPAs by using both historical average loss percentages to project future losses and by establishing specific provisions for known credit issues. Amounts are written off when reasonable collection efforts have been exhausted. DPA receivable balances were $60 million and $54 million at September 30, 2017 and December 31, 2016, respectively. The allowance for doubtful accounts for DPAs at September 30, 2017 and December 31, 2016, was $33 million and $30 million, respectively. Furthermore, the provision for bad debts associated with the DPAs for the three months ended September 30, 2017 and 2016 was $0 and $(2), respectively, and for the nine months ended September 30, 2017 and 2016 was $3 million and $(3) million, respectively.

Note 15. Income Tax Expense

The effective tax rates, inclusive of federal and state income tax, for the three and nine months ended September 30, 2017, were 24.2% and 28.1%, respectively, which are lower than the 35% statutory federal income tax rate predominantly due to the recognition of production tax credits associated with wind production in both periods. Additionally, a $14 million increase in income tax expense is due to unfunded future income tax to reflect the change from a flow through to normalization method, which was recorded as an increase to revenue, with an offsetting and equal increase to income tax expense in the nine months ended September 30, 2017. This increase was offset by other discrete tax adjustments during the period. The effective tax rates, inclusive of federal and state income tax, for the three and nine months ended September 30, 2016, were 32.7% and 43.8%, respectively, which are different than the 35% statutory federal income tax rate predominantly due to the impact of an adjustment of $126 million to unfunded future income tax to reflect the change from a flow through to normalization method following the approval of the Joint Proposal by the NYPSC, which was recorded in the second quarter of 2016 as an increase to income tax expense and an offsetting increase to revenue, and the sale of the Iroquois equity investment in the nine month period ended September 30, 2016, partially offset by the recognition of production tax credits associated with wind production in both periods.

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

The total stock-based compensation expense, which is included in operations and maintenance of the condensed consolidated statements of income, for the three and nine months ended September 30, 2017 was $1.4 million and $5.3 million, respectively, and for the three and nine months ended September 30, 2016 was $1.1 million and $1.3 million, respectively.

Before 2016, AVANGRID’s historical stock-based compensation expense and liabilities were based on shares of Iberdrola and not on shares of AVANGRID. These Iberdrola shares-based awards were early terminated at the end of 2015, and the remaining liability will be settled in March 2018.The total liability relating to those awards, which is included in other current and non-current liabilities, was $5.7 million and $9.5 million as of September 30, 2017 and December 31, 2016, respectively.

Note 17. Tax Equity Financing Arrangements

The sale of a membership interest in the tax equity financing arrangements (TEFs) represents the sale of an equity interest in a structure that is considered in substance real estate. Under existing guidance for real estate financings, the membership interests in the TEFs we sold to the third-party investors are reflected as a financing obligation in the consolidated balance sheets. We continue to fully consolidate the TEFs’ assets and liabilities in the consolidated balance sheets and to report the results of the TEFs’ operations in the consolidated statements of income. The presentation reflects revenues and expenses from the TEFs’ operations on a fully consolidated basis. We consolidate the TEF’s based on being the primary beneficiary for these variable interest entities (VIEs). The liabilities are increased for cash contributed by the third-party investors, interest accrued, and the federal income tax impact to the third-party investors of the allocation of taxable income. Interest is accrued on the balance using the effective interest method and the third-party investors’ targeted rate of return. The balance accrued interest at an average rate of 6.6% and 5.4% as of September 30, 2017 and December 31, 2016, respectively. The liabilities are reduced by cash distributions to the third-party investors, the allocation of production tax credits to the third-party investors, and the federal income tax impact to the third-party investors of the allocation of taxable losses.

The assets and liabilities of these VIEs totaled approximately $1,257 million and $171 million, respectively, at September 30, 2017. As of December 31, 2016, the assets and liabilities of VIEs totaled approximately $1,343 million and $244 million, respectively. At September 30, 2017 and December 31, 2016, the assets and liabilities of the VIEs consisted primarily of property, plant and equipment, equity method investments and TEF liabilities. At September 30, 2017 and December 31, 2016, equity method investments of VIEs were approximately $151 million and $161 million, respectively.

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

Note 18. Restructuring Expenses

In the second and third quarters of 2017, we announced initial targeted voluntary workforce reductions, predominantly within the Networks segment. Those actions primarily include reorganizing our human resources function to substantially consolidate in Connecticut, as well as related costs to vacate a lease, expected in the fourth quarter of 2017, and relocate employees; reducing our information technology (IT) workforce to align with Iberdrola’s global IT model that makes increasing use of external services for operations, support, and development of systems; and reducing our workforce through voluntary programs in various other areas to better align our people resources with business demands and priorities. Those decisions and transactions resulted in restructuring charges recorded in the third quarter of 2017 for: severance expenses of $2.1 million, which are included in “Operations and maintenance”, and approximately $0.5 million of accelerated amortization of leasehold improvements, which are included in “Depreciation and amortization” in the condensed consolidated statements of income. The costs for severance agreements are being accrued ratably over the remaining service periods, which span intermittent periods from July 2017 through April 2018, and the liabilities are to be paid intermittently from November 2017 through May 2018. Accordingly, the Company expects additional costs be incurred in the fourth quarter of 2017 related to voluntary workforce reductions and costs to vacate a lease on the cease-use date. As of September 30, 2017, the severance and lease restructuring charges reserve was $2.1 million, which is recorded in “Other current liabilities”.

Note 19. Subsequent Events

On October 31, 2017, the Governor of Connecticut signed legislation into law, which includes changes to existing tax law.  The Company is in the process of evaluating the potential impact to our income and other tax balances.

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

Overview

AVANGRID is a diversified energy and utility company with approximately $32 billion in assets and operations in 27 states. The company operates regulated utilities and electricity generation through two primary lines of business. Avangrid Networks is comprised of eight electric and natural gas utilities, serving approximately 3.2 million customers in New York and New England. Avangrid Renewables operates 6.6 gigawatts of electricity capacity, primarily through wind power, with presence in 22 states across the United States. AVANGRID employs approximately 6,800 people. AVANGRID was formed by a merger between Iberdrola USA, Inc. and UIL Holdings Corporation in 2015. Iberdrola S.A., or Iberdrola, a corporation (sociedad anónima) organized under the laws of the Kingdom of Spain, a worldwide leader in the energy industry, directly owns 81.5% of the outstanding shares of AVANGRID common stock. Our primary business is ownership of our operating businesses, which are described below.

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

Through Networks, we own electric generation, transmission and distribution companies and natural gas distribution, transportation and sales companies in New York, Maine, Connecticut and Massachusetts, delivering electricity to approximately 2.2 million electric utility customers and delivering natural gas to approximately 1 million natural gas public utility customers as of September 30, 2017.

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

Through Renewables, we had a combined wind, solar and thermal installed capacity of 6,716 megawatts, or MW, as of September 30, 2017, including Renewables’ share of joint projects, of which 6,031 MW was installed wind capacity. Approximately 66% of the capacity was contracted as of September 30, 2017, for an average period of 8.4 years. Being among the top three largest wind operators in the United States based on installed capacity as of September 30, 2017, Renewables strives to lead the transformation of the U.S. energy industry to a competitive, clean energy future. Renewables currently operates 55 wind farms in 20 states across the United States.

Through Gas, as of September 30, 2017, we own approximately 67.5 billion cubic feet, or Bcf, of net working gas storage capacity. Gas operates 50.3 Bcf of contracted or managed natural gas storage capacity in North America through Enstor Energy Services LLC, as of September 30, 2017.

Summary of Results of Operations

Our operating revenues decreased by 5%, from $1.4 billion for the three months ended September 30, 2016 to $1.3 billion for the three months ended September 30, 2017.

The Networks revenues decreased due to a decrease in electricity revenue driven by a lower demand in the current period along with a decrease in related regulatory activities, mainly due to decrease in recoveries on the Ginna Reliability Support Services Agreement, or Ginna RSSA. Renewables and Gas business revenues decreased on the impact of decline in production and unfavorable mark-to-market (MtM) changes on derivatives.

Net income decreased by 8% from $109 million for the three months ended September 30, 2016, to $100 million for the three months ended September 30, 2017. Networks net income improved due to impacts from rate case activities in New York and Connecticut. Renewables net income decreased as a result of higher unfavorable MtM changes on energy derivatives and decline in wind production. Gas net loss increased due to unfavorable MtM changes on derivatives along with unfavorable results from the performance in the owned and contracted storage businesses.

Adjusted earnings before interest, tax, depreciation and amortization, or adjusted EBITDA (a non-GAAP financial measure), decreased by 6% from $420 million for the three months ended September 30, 2016, to $394 million for the three months ended September 30, 2017. Adjusted gross margin (a non-GAAP financial measure) decreased by 2%, from $1,033 million for the three months ended September 30, 2016 to $1,013 million for the three months ended September 30, 2017. The decrease in the non-GAAP adjusted EBITDA and non-GAAP adjusted gross margin is primarily due to a decrease in electricity revenue and related regulatory activities, partially offset by average higher rates at Networks, unfavorable prices and decline in wind production at Renewables and unfavorable MtM changes on derivatives along with unfavorable results from the performance in the owned and contracted storage businesses at Gas. For additional information and reconciliation of the non-GAAP adjusted EBITDA to net income and the non-GAAP adjusted gross margin to net income, see “—Non-GAAP Financial Measures”.

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

Transmission - ROE Complaint I

On April 14, 2017, the Court of Appeals, or the Court, vacated FERC’s decision on Complaint I and remanded it back to FERC. The Court held that FERC, as directed by statute, did not determine first that the existing ROE was unjust and unreasonable before determining a new ROE. The Court ruled that FERC should have first determine that the then existing 11.14% base ROE was unjust and unreasonable before selecting the 10.57% as the new base ROE. The Court also found that FERC did not provide reasoned judgment as to why 10.57%, the point ROE at the midpoint of the upper end of the zone of reasonableness, is a just and reasonable ROE. Instead, FERC had only explained in its order that the midpoint of 9.39% was not just and reasonable and a higher base ROE was warranted. On June 5, 2017, the NETOs made a filing with FERC seeking to reinstate transmission rates to the status quo ante (effect of the Court vacating order is to return the parties to the rates in effect prior to FERC Final decision) as of June 8, 2017, the date the Court decision became effective. In that filing, the NETOs stated that they will not begin billing at the higher rates until 60 days after FERC has a quorum of commissioners. On October 6, 2017, FERC issued an order rejecting the NETOs request to collect transmission revenue requirements at the higher ROE of 11.14%, pending FERC order on remand.  In reaching this decision, FERC stated that it has broad remedial authority to make whatever ROE it eventually determines to be just and reasonable effective for the Complaint I refund period and prospectively from October 2014, the effective date of the Complaint I Order. Therefore the NETOs will not be harmed financially by not immediately returning to their pre-Complaint I ROE.  We anticipate FERC to address the Court decision during 2018. We cannot predict the outcome of action by FERC.

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

SCG’s application for new tariffs

On June 30, 2017, SCG filed an application with PURA for new tariffs to become effective January 1, 2018.  SCG is requesting a three-year rate plan for calendar years 2018, 2019 and 2020 and a proposed ROE of 9.95%.  SCG is also requesting to implement a Revenue Decoupling Mechanism, or RDM, and Distribution Integrity Management Program, or DIMP, mechanism similar to the mechanisms authorized for CNG. On October 16, 2017, SCG, Prosecutorial Staff from PURA, and the Connecticut Office of Consumer Counsel (OCC) filed an amended settlement agreement with PURA for approval, which includes among other items the implementation of an RDM, ESM and the DIMP as proposed by SCG, the amortization of certain regulatory liabilities (most notably accumulated hardship deferral balances and certain accumulated deferred income taxes) and tariff increases based on ROE of 9.25% and approximately 52% equity level. The parties also agreed on a three-year rate plan with rate increases of $1.5 million, $4.7 million and $5.0 million in 2018, 2019, and 2020, respectively. PURA is reviewing the amended settlement agreement and may approve, modify or reject the agreement. SCG expects a decision on its rate case settlement agreement by the end of December 2017 for new tariffs on January 1, 2018. SCG’s last distribution rates were effective from August 2011 as part of a one year rate plan approved by PURA.

PURA docket to review the gas supply portfolio

On October 17, 2017, PURA opened a docket to review the gas supply portfolio, asset strategy, and practices of Connecticut’s gas local distribution companies, or LDCs. CNG and SCG are Connecticut LDCs and expect to participate in the docket. CNG and SCG are obligated by regulation and law to provide safe and reliable gas service to homes and businesses under the oversight of state regulators and the pipeline transportation service that CNG and SCG receive from interstate pipelines is regulated by the FERC. In providing service to our customers, we always seek to comply with all state and federal regulatory requirements and we look forward to the opportunity of the PURA proceeding to address the facts and participate in discussions related to continuing to serve our customers in a safe and reliable manner.

Connecticut legislation

On October 31, 2017, the Governor of Connecticut signed legislation into law, which includes changes to existing tax law.  The Company is in the process of evaluating the potential impact to our income and other tax.

Results of Operations

The following table sets forth financial information by segment for each of the periods indicated:

	Three Months Ended					Three Months Ended
	September 30, 2017					September 30, 2016
	Total	Networks	Renewables	Gas	Other(1)	Total	Networks	Renewables	Gas	Other(1)
	(in millions)
Operating Revenues	$1,341	$1,125	$241	$(10)	$(15)	$1,418	$1,156	$275	$7	$(20)
Operating Expenses
Purchased power, natural gas and fuel used	250	204	60	—	(14)	312	271	56	—	(15)
Operations and maintenance	560	471	88	10	(9)	553	470	91	12	(19)
Depreciation and amortization	205	119	80	6	—	203	118	79	6	—
Taxes other than income taxes	137	124	11	1	1	133	119	12	1	—
Total Operating Expenses	1,152	918	239	17	(22)	1,201	978	238	19	(34)
Operating income (loss)	189	207	2	(27)	7	217	178	37	(12)	14
Other Income (Expense)
Other income (expense)	14	12	2	1	(1)	3	9	1	1	(8)
Earnings (losses) from equity method investments	—	5	(5)	—	—	2	4	(2)	—	—
Interest expense, net of capitalization	(71)	(62)	(7)	(8)	6	(60)	(58)	(8)	(6)	12
Income (Loss) Before Income Tax	132	162	(8)	(34)	12	162	133	28	(17)	18
Income tax expense	32	57	(23)	(13)	11	53	58	(9)	(3)	7
Net Income (Loss)	100	105	15	(21)	1	109	75	37	(14)	11
Less: Net income attributable to noncontrolling interests	1	1	—	—	—	—	—	—	—	—
Net Income (Loss) Attributable to Avangrid, Inc.	$99	$104	$15	$(21)	$1	$109	$75	$37	$(14)	$11

	Nine Months Ended					Nine Months Ended
	September 30, 2017					September 30, 2016
	Total	Networks	Renewables	Gas	Other(1)	Total	Networks	Renewables	Gas	Other(1)
	(in millions)
Operating Revenues	$4,430	$3,651	$793	$17	$(31)	$4,527	$3,759	$797	$8	$(37)
Operating Expenses
Purchased power, natural gas and fuel used	957	832	151	—	(26)	961	870	118	—	(27)
Operations and maintenance	1,633	1,354	258	31	(10)	1,662	1,391	257	35	(20)
Depreciation and amortization	608	352	238	18	—	621	362	240	19	—
Taxes other than income taxes	422	374	38	5	5	395	347	38	4	5
Total Operating Expenses	3,620	2,912	685	54	(31)	3,639	2,970	653	58	(42)
Operating income (loss)	810	739	108	(37)	—	888	789	144	(50)	5
Other Income (Expense)
Other income (expense)	35	34	1	3	(3)	72	39	28	1	4
Earnings (losses) from equity method investments	3	12	(9)	—	—	4	10	(6)	—	—
Interest expense, net of capitalization	(210)	(183)	(23)	(24)	20	(212)	(199)	(47)	(18)	52
Income (Loss) Before Income Tax	638	602	77	(58)	17	752	639	119	(67)	61
Income tax expense	179	229	(38)	(23)	11	329	320	(2)	(21)	32
Net Income (Loss)	459	373	115	(35)	6	423	319	121	(46)	29
Less: Net income attributable to noncontrolling interests	1	1	—	—	—	—	—	—	—	—
Net Income (Loss) Attributable to Avangrid, Inc.	$458	$372	$115	$(35)	$6	$423	$319	$121	$(46)	$29

(1)Other amounts represent corporate and intersegment eliminations.

Comparison of Period to Period Results of Operations

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

The following table sets forth our operating revenues and expenses by segment for each of the periods indicated and as a percentage of the consolidated total of operating revenues and operating expenses, respectively:

Three Months Ended September 30, 2017	Total	Networks	Renewables	Gas	Other(1)
	(in millions)
Operating revenues	$1,341	$1,125	$241	$(10)	$(15)
Operating revenues %		84%	18%	(1)%	(1)%
Operating expenses	$1,152	$918	$239	$17	$(22)
Operating expenses %		80%	21%	1%	(2)%

Three Months Ended September 30, 2016	Total	Networks	Renewables	Gas	Other(1)
	(in millions)
Operating revenues	$1,418	$1,156	$275	$7	$(20)
Operating revenues %		82%	19%	—	(1)%
Operating expenses	$1,201	$978	$238	$19	$(34)
Operating expenses %		81%	20%	2%	(3)%

(1)Other amounts represent corporate and intersegment eliminations.

Operating Revenues

Our operating revenues decreased by $77 million, or 5%, from $1,418 million for the three months ended September 30, 2016 to $1,341 million for the three months ended September 30, 2017, as detailed by segment below:

Networks

Operating revenues decreased by $31 million, or 3%, from $1,156 million for the three months ended September 30, 2016 to $1,125 million for the three months ended September 30, 2017. Electricity and gas revenues increased by $46 million and $1 million, respectively, due to primarily the impact of higher average rates in the third quarter of 2017 compared to the same period of 2016 from rate case activities in New York and Connecticut, which was offset by $33 million and $7 million decrease in electric and gas revenues, respectively, due to lower volumes largely driven by decrease in cooling degree days for electricity revenue and  due to a migration in customers moving from retail access to full service and unfavorable results from off system sales for gas revenue in the third quarter of 2017 compared to the same period of 2016. Additionally, wholesale electricity revenue decreased by $21 million for the three month period ended September 30, 2017 compared to the same period of 2016 due to a decrease in overall units sold caused by a decrease in cooling degree days. Revenue related regulatory activities decreased by $17 million primarily due to recoveries on the Ginna RSSA of $23 million, offset by increases of $3 million in stranded cost and $3 million in storm costs deferral.

Renewables

Operating revenues decreased by $34 million, or 12%, from $275 million for the three months ended September 30, 2016 to $241 million for the three months ended September 30, 2017. The decrease in operating revenues was mainly due to a decrease of $13 million from wind production with output declining 6%, or 201GWh, and unfavorable MtM changes of $21 million on energy derivative transactions entered into for economic hedging purposes.

Gas

Operating revenues decreased by $17 million from $7 million for the three months ended September 30, 2016 to negative $10 million for the three months ended September 30, 2017. The decrease in operating revenues was mainly due to $12 million of unfavorable MtM change driven by a decrease in gas prices and $5 million of unfavorable results from the performance of the owned and contracted storage businesses.

Purchased Power, Natural Gas and Fuel Used

Our purchased power, natural gas and fuel used decreased by 20%, from $312 million for the three months ended September 30, 2016 to $250 million for the three months ended September 30, 2017, as detailed by segment below:

Networks

Purchased power, natural gas and fuel used decreased by $67 million, or 25%, from $271 million for the three months ended September 30, 2016 to $204 million for the three months ended September 30, 2017. The decrease is primarily driven by a $15 million decrease in purchases from contracts that expired in December 2016, $56 million decrease in electric purchases driven by a lower demand due to a decrease in cooling degree days, offset by a $4 million increase in gas transportation related activity .

Renewables

Purchased power, natural gas and fuel used increased by $4 million, or 7%, from $56 million for the three months ended September 30, 2016 to $60 million for the three months ended September 30, 2017. The increase is primarily due to transmission expenses being $4 million higher due to increased capacity in the three months ended September 30, 2017 compared to the same period of 2016.

Gas

The gas business had no purchased power, natural gas and fuel used for the three months ended September 30, 2017 and 2016. As a predominantly trading business, such expenses are required to be netted with revenues.

Operations and Maintenance

Our operations and maintenance increased by 1% from $553 million for the three months ended September 30, 2016 to $560 million for the three months ended September 30, 2017, as detailed by segment below:

Networks

Operations and maintenance increased by $1 million, or less than 1%, from $470 million for the three months ended September 30, 2016 to $471 million for the three months ended September 30, 2017. The increase is primarily due to a $23 million lower capitalized labor costs in the current period, $8 million increase in purchases of renewable and zero-emission energy certificates related to a new program to adopt clean energy standards, offset by a decrease of $30 million in the Ginna RSSA driven by its completion.

Renewables

Operations and maintenance expenses decreased by $3 million or 3% from $91 million for the three months ended September 30, 2016 to $88 million for the three months ended September 30, 2017. Corporate charges were $1 million lower and capitalization of labor from new construction projects were $2 million higher in the three months ended September 30, 2017 compared with the same period of 2016.

Gas

Operations and maintenance decreased by $2 million, or 17%, from $12 million for the three months ended September 30, 2016 to $10 million for the three months ended September 30, 2017. Decrease in corporate charges mainly account for the decrease in the three month period ended September 30, 2017 compared to the same period of 2016.

Depreciation and Amortization

Depreciation and amortization for the three months ended September 30, 2017 was $205 million compared to $203 million for the three months ended September 30, 2016, an increase of $2 million. The increase is primarily due to $7 million from net plant additions in the period at Networks and Renewables, offset by $3 million decrease from relifing and assets lives increase at Renewables driven by new contracts and other $2 million of decreases in various items at Networks.

Other Income (Expense) and Earnings (Losses) from Equity Method Investments

Other income (expense) and equity earnings (losses) increased by $9 million from $5 million for the three months ended September 30, 2016 to $14 million for the three months ended September 30, 2017 primarily due to $3 million increase in Renewables mainly driven by a write-off of certain development projects recorded in the third quarter of 2016, $4 million for increased allowance for funds used during construction in Networks due to primarily higher construction balances and $2 million from interest income on regulatory deferrals in Networks.

Interest Expense, Net of Capitalization

Interest expense for the three months ended September 30, 2017 and 2016 were $71 million and $60 million, respectively. Networks and Other added $7 million and $6 million of interest expense from new outstanding debt in the period. Renewables was $1 million favorable, as a result of lower tax equity investment obligations and intercompany notes.

Income Tax Expense

The effective tax rate, inclusive of federal and state income tax, for the three months ended September 30, 2017 is 24.2%, which is lower than the 35% statutory federal income tax rate predominately due to the recognition of production tax credits associated with wind production. The effective tax rate, inclusive of federal and state income tax, for the three months ended September 30, 2016 was 32.7%, which is lower than the 35% statutory federal income tax rate primarily due to the recognition of production tax credits associated with wind production.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

The following table sets forth our operating revenues and expenses by segment for each of the periods indicated and as a percentage of the consolidated total of operating revenues and operating expenses, respectively:

Nine Months Ended September 30, 2017	Total	Networks	Renewables	Gas	Other(1)
	(in millions)
Operating revenues	$4,430	$3,651	$793	$17	$(31)
Operating revenues %		83%	18%	—	(1)%
Operating expenses	$3,620	$2,912	$685	$54	$(31)
Operating expenses %		80%	19%	1%	—

Nine Months Ended September 30, 2016	Total	Networks	Renewables	Gas	Other(1)
	(in millions)
Operating revenues	$4,527	$3,759	$797	$8	$(37)
Operating revenues %		83%	18%	—	(1)%
Operating expenses	$3,639	$2,970	$653	$58	$(42)
Operating expenses %		82%	17%	2%	(1)%

(1)	Other amounts represent corporate and intersegment eliminations.

Operating Revenues

Our operating revenues decreased by $97 million, or 2%, from $4,527 million for the nine months ended September 30, 2016 to $4,430 million for the nine months ended September 30, 2017, as detailed by segment below:

Networks

Operating revenues decreased by $108 million, or 3%, from $3.8 billion for the nine months ended September 30, 2016 to $3.7 billion for the nine months ended September 30, 2017. Electricity and gas revenues increased by $118 million and $61 million, respectively, due to primarily the impact of higher average rates in the nine months period ended September 30, 2017 compared to the same period of 2016 from rate case activities in New York and Connecticut. Electricity revenue for the same period decreased by $43 million due to lower volumes largely driven by decrease in cooling degree days for electricity revenue, while gas revenues increased by $20 million in the same period due to a migration in customers moving from retail access to full service and colder weather. Additionally, wholesale electricity revenue decreased by $10 million for the nine months ended September 30, 2017 compared to the same period of 2016 due to a decrease in overall units sold caused by a decrease in cooling degree days. Revenue related regulatory activities decreased by $252 million primarily due to an adjustment of $126 million in the nine month period ended September 30, 2016 and an adjustment of $14 million in the nine month period ended September 30, 2017, to unfunded future income tax to reflect the change from a flow through to normalization method, which were recorded as an increase to revenue, with an offsetting and equal increase to income tax expense in both periods, decreases in the energy supply reconciliation of $24 million, amortization of regulatory deferrals from previous rate case of $28 million that ended in 2016, decreases in recoveries on the Ginna RSSA of $47 million, stranded cost of $21 million, property and power tax deferral of $33 million, offset by increases in revenue decoupling mechanism of $3 million and $10 million in transmission true-ups.

Renewables

Operating revenues decreased by $4 million, or 1%, from $797 million for the nine months ended September 30, 2016 to $793 million for the nine months ended September 30, 2017. The decrease in operating revenues was primarily due to an increase of $6 million from wind production with output increasing 89GWh, or 1%, favorable MtM changes of $11 million on energy derivative transactions entered into for economic hedging purposes, offset by a decline in thermal revenue of $8 million and $12 million in other revenues mainly due to sale of transmission rights that occurred in 2016.

Gas

Operating revenues increased by $9 million from $8 million for the nine months ended September 30, 2016 to $17 million for the nine months ended September 30, 2017. The increase in operating revenues was mainly due to $9 million of improved performance in the owned and contracted storage businesses, $3 million favorable MtM change, offset by $3 million unfavorable results from transportation business mainly driven by $3 million loss recorded in the nine months ended September 30, 2017 due to the turn back of Iroquois transport capacity.

Purchased Power, Natural Gas and Fuel Used

Our purchased power, natural gas and fuel used decreased by less than 1%, from $961 million for the nine months ended September 30, 2016 to $957 million for the nine months ended September 30, 2017, as detailed by segment below:

Networks

Purchased power, natural gas and fuel used decreased by $38 million, or 4%, from $870 million for the nine months ended September 30, 2016 to $832 million for the nine months ended September 30, 2017. The decrease is primarily driven by $38 million decrease in purchases from contracts that expired in December 2016 and $35 million decreases in overall units of electricity procured due to a reduction in cooling degree days, offset by $26 million increase in average gas prices and overall units of gas procured combined with $9 million increase in gas transportation related activity.

Renewables

Purchased power, natural gas and fuel used increased by $33 million, or 28%, from $118 million for the nine months ended September 30, 2016 to $151 million for the nine months ended September 30, 2017. The increase is primarily driven by MtM changes on derivatives of $35 million that were unfavorable due to market price changes in the current period.

Gas

The gas business had no purchased power, natural gas and fuel used for the nine months ended September 30, 2017 and 2016. As a predominantly trading business, such expenses are required to be netted with revenues.

Operations and Maintenance

Our operations and maintenance decreased by $29 million, or 2%, from $1,662 million for the nine months ended September 30, 2016 to $1,633 million for the nine months ended September 30, 2017, as detailed by segment below:

Networks

Operations and maintenance decreased by $37 million, or 3% from $1,391 million for the nine months ended September 30, 2016 to $1,354 million for the nine months ended September 30, 2017. The decrease is primarily due to a decrease of $91 million in the Ginna RSSA driven by its completion, offset by $15 million increase in purchases of renewable and zero-emission energy certificates related to a new program to adopt clean energy standards and increase in personnel costs of $37 million driven largely by overtime associated with storms.

Renewables

Operations and maintenance expenses increased by $1 million or less than 1% from $257 million for the nine months ended September 30, 2016 to $258 million for the nine months ended September 30, 2017. The increase is primarily due to increase in salary costs of $2 million due to headcount increases, offset by $1 million lower maintenance costs in the nine month period ended September 30, 2017 compared with the same period of 2016.

Gas

Operations and maintenance decreased by $4 million, or 11%, from $35 million for the nine months ended September 30, 2016 to $31 million for the nine months ended September 30, 2017. Adjustment in pension costs made in 2016 primarily account for decreases in operation and maintenance in the nine month period ended September 30, 2017.

Depreciation and Amortization

Depreciation and amortization for the nine months ended September 30, 2017 was $608 million compared to $621 million for the nine months ended September 30, 2016, a decrease of $13 million. The decrease is primarily due to decrease of $23 million in Networks depreciation expense as a result of updates to asset lives mainly from the rate case activities, offset by depreciation increase of $10 million due to net plant additions in the period.

Other Income (Expense) and Earnings (Losses) from Equity Method Investments

Other income (expense) and equity earnings (losses) decreased by $38 million from $76 million for the nine months ended September 30, 2016 to $38 million for the nine months ended September 30, 2017, primarily due to the impact of $31 million from the sale of the Iroquois equity investment, $3 million from the sale of an other investment and $6 million decrease due to reversal of the Maine Natural Gas provision all occurring in the nine month period ended September 30, 2016, as well as a $1 million decrease in equity earnings, offset by $3 million for increased allowance for funds used during construction in Networks.

Interest Expense, Net of Capitalization

Interest expense for the nine months ended September 30, 2017 and 2016 were $210 million and $212 million, respectively. Networks and Other added $10 million and $15 million of interest expense from the outstanding debt in the period. Gas was $6 million unfavorable as a result of intercompany notes in the period. Renewables was $24 million favorable, as a result of lower tax equity investment obligations and intercompany notes. In addition, Networks had $10 million of lower interest expense on regulatory deferrals in the current period.

Income Tax Expense

The effective tax rate, inclusive of federal and state income tax, for the nine months ended September 30, 2017 is 28.1%, which is lower than the 35% statutory federal income tax rate predominately due to the recognition of production tax credits associated with wind production. Additionally, a $14 million increase in income tax expense is due to unfunded future income tax to reflect the change from a flow through to normalization method, which was recorded as an increase to revenue, with an offsetting and equal increase to income tax expense in the nine month period ended September 30, 2017. This increase was partially offset by other discrete tax adjustments during the nine month period ended September 30, 2017. The effective tax rate, inclusive of federal and state income tax, for the nine months ended September 30, 2016 was 43.8% which is higher than the 35% statutory federal income tax rate predominantly due to the impact of an adjustment of $126 million to unfunded future income tax to reflect the change from a flow through to normalization method following the approval of the Joint Proposal by the NYPSC, which was recorded in the second quarter of 2016 as an increase to income tax expense and an offsetting increase to revenue, the sale of the Iroquois equity investment in the nine month period ended September 30, 2016, partially offset by the recognition of production tax credits associated with wind production during the same period.

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

We define adjusted EBITDA as net income attributable to AVANGRID, adding back net income attributable to noncontrolling interests, income tax expense, depreciation, amortization, impairment of non-current assets and interest expense, net of capitalization, and then subtracting other income and earnings from equity method investments. We define adjusted net income as net income adjusted to exclude, restructuring charges, gain on the sale of equity method and other investment, impairment of investment, mark-to-market adjustments to reflect the effect of mark-to-market changes in the fair value of derivative instruments used by AVANGRID to economically hedge market price fluctuations in related underlying physical transactions for the purchase and sale of electricity and adjustments for the non-core Gas storage business, for which we are exploring strategic options. We believe adjusted net income is more useful in understanding and evaluating actual and projected financial performance and contribution of AVANGRID core lines of business and to more fully compare and explain our results. Additionally, we evaluate the nature of our revenues and expenses and adjust to reflect classification by nature for evaluation of our non-GAAP financial measures as opposed to by function. We define adjusted gross margin as adjusted EBITDA adding back operations and maintenance and taxes other than income taxes and then subtracting transmission wheeling. The most directly comparable U.S. GAAP measure to adjusted EBITDA, adjusted gross margin and adjusted net income is net income. We also define adjusted earnings per share (EPS) as adjusted net income converted to an earnings per share amount.

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

Reconciliation of the Net Income attributable to AVANGRID to adjusted EBITDA (non-GAAP) and adjusted gross margin (non-GAAP) before excluding restructuring charges, gain on the sale of equity method and other investment, impairment of investment, impact from mark-to-market activities in Renewables and Gas storage business, and before adjustments to reflect the classification of revenues and expenses by nature for the three and nine months ended September 30, 2017 and 2016, respectively, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net Income Attributable to Avangrid, Inc.	$99	$109	$458	$423
Add: Net income attributable to noncontrolling interests	1	—	1	—
Income tax expense	32	53	179	329
Depreciation and amortization	205	203	608	621
Interest expense, net of capitalization	71	60	210	212
Less: Other income	14	3	35	72
Earnings from equity method investments	—	2	3	4
Adjusted EBITDA (2)	$394	$420	$1,418	$1,509
Add: Operations and maintenance (1)	560	553	1,633	1,662
Taxes other than income taxes	137	133	422	395
Less: Transmission wheeling (1)	78	73	207	195
Adjusted gross margin (2)	$1,013	$1,033	$3,266	$3,371

(1)

Transmission wheeling is a component of operations and maintenance and is considered a component of adjusted gross margin since it is directly associated with the power supply costs included in the cost of sales.

(2)

Adjusted EBITDA and adjusted gross margin are non-GAAP financial measures and are presented before excluding restructuring charges, gain on the sale of equity method and other investment, impairment of investment, impact from mark-to-market activities in Renewables and Gas storage business, and before adjustments to reflect the classification of revenues and expenses by nature. For additional details of these adjustments and reconciliation of net income to adjusted EBITDA and adjusted gross margin that reflect these adjustments see the table on page 53 of this Quarterly Report on Form 10-Q.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

The following table sets forth our adjusted EBITDA and adjusted gross margin by segment for each of the periods indicated and as a percentage of operating revenues:

Three Months Ended September 30, 2017	Total	Networks	Renewables	Gas	Other(1)
	(in millions)
Adjusted gross margin (2)	$1,013	$844	$181	$(11)	$(1)
Adjusted gross margin %		75%	75%	110%	7%
Adjusted EBITDA (2)	$394	$326	$83	$(22)	$7
Adjusted EBITDA %		29%	34%	220%	(47)%

Three Months Ended September 30, 2016	Total	Networks	Renewables	Gas	Other(1)
	(in millions)
Adjusted gross margin (2)	$1,033	$812	$219	$6	$(4)
Adjusted gross margin %		70%	80%	86%	20%
Adjusted EBITDA (2)	$420	$296	$116	$(6)	$14
Adjusted EBITDA %		26%	42%	(86)%	(70)%

(1)	Other amounts represent corporate and intersegment eliminations.
(2)

Adjusted EBITDA and adjusted gross margin are non-GAAP financial measures and are presented before excluding restructuring charges, gain on the sale of equity method and other investment, impairment of investment, impact from mark-to-market activities in Renewables and Gas storage business, and before adjustments to reflect the classification of revenues and expenses by nature. For additional details of these adjustments and reconciliation of net income to adjusted EBITDA and adjusted gross margin that reflect these adjustments see the table on page 53 of this Quarterly Report on Form 10-Q.

Our adjusted gross margin decreased by $20 million, or 2%, from $1,033 million for the three months ended September 30, 2016 to $1,013 million for the three months ended September 30, 2017.

Our adjusted EBITDA decreased by $26 million, or 6%, from $420 million for the three months ended September 30, 2016 to $394 million for the three months ended September 30, 2017.

Details of the period to period comparison are described below at the segment level.

Networks

Adjusted gross margin increased by $32 million from $812 million for the three months ended September 30, 2016 to $844 million for the three months ended September 30, 2017. The increase was primarily driven by a decrease in electric purchases driven by a lower demand in the three months ended September 30, 2017.

Adjusted EBITDA increased by $30 million or 10% from $296 million for the three months ended September 30, 2016 to $326 million for the three months ended September 30, 2017. The increase was due to the same reasons discussed above for adjusted gross margin.

Renewables

Adjusted gross margin decreased by $38 million, or 17%, from $219 million for the three months ended September 30, 2016 to $181 million for the three months ended September 30, 2017. The decrease was due to unfavorable MtM changes on energy derivatives and decline in wind production.

Adjusted EBITDA decreased by $33 million, or 28%, from $116 million for the three months ended September 30, 2016 to $83 million for the three months ended September 30, 2017. The decrease was due to the same reasons discussed above for adjusted gross margin.

Gas

Adjusted gross margin decreased by $17 million, from $6 million for the three months ended September 30, 2016 to negative $11 million for the three months ended September 30, 2017. The decrease is primarily associated unfavorable MtM changes in the current period as compared to the same period of 2016 and unfavorable results from the performance of the owned and contracted storage businesses.

Adjusted EBITDA decreased by $16 million from negative $6 million for the three months ended September 30, 2016 to negative $22 million for the three months ended September 30, 2017. The decrease was due primarily to the same reasons discussed above for adjusted gross margin.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

The following table sets forth our adjusted EBITDA and adjusted gross margin by segment for each of the periods indicated and as a percentage of operating revenues:

Nine Months Ended September 30, 2017	Total	Networks	Renewables	Gas	Other(1)
	(in millions)
Adjusted gross margin (2)	$3,266	$2,612	$643	$15	$(4)
Adjusted gross margin %		72%	81%	88%	13%
Adjusted EBITDA (2)	$1,418	$1,091	$346	$(19)	$—
Adjusted EBITDA %		30%	44%	(112)%	—

Nine Months Ended September 30, 2016	Total	Networks	Renewables	Gas	Other(1)
	(in millions)
Adjusted gross margin (2)	$3,371	$2,695	$679	$7	$(10)
Adjusted gross margin %		72%	85%	88%	27%
Adjusted EBITDA (2)	$1,509	$1,151	$384	$(31)	$5
Adjusted EBITDA %		31%	48%	(388)%	(14)%

(1)	Other amounts represent corporate and intersegment eliminations.
(2)

Adjusted EBITDA and adjusted gross margin are non-GAAP financial measures and are presented before excluding restructuring charges, gain on the sale of equity method and other investment, impairment of investment, impact from mark-to-market activities in Renewables and Gas storage business, and before adjustments to reflect the classification of revenues and expenses by nature. For additional details of these adjustments and reconciliation of net income to adjusted EBITDA and adjusted gross margin that reflect these adjustments see the table on page 53 of this Quarterly Report on Form 10-Q.

Our adjusted gross margin decreased by $105 million, or 3%, from $3,371 million for the nine months ended September 30, 2016 to $3,266 million for the nine months ended September 30, 2017.

Our adjusted EBITDA decreased by $91 million, or 6%, from $1,509 million for the nine months ended September 30, 2016 to $1,418 million for the nine months ended September 30, 2017.

Details of the period to period comparison are described below at the segment level.

Networks

Adjusted gross margin decreased by $83 million, or 3%, from $2,695 million for the nine months ended September 30, 2016 to $2,612 million for the nine months ended September 30, 2017. The decrease is primarily driven by a decrease in revenue related regulatory activities driven by an adjustment of unfunded future income tax in the nine months period ended September 30, 2016, partially offset by average higher rates from rate case activities in New York and Connecticut.

Adjusted EBITDA decreased by $60 million, or 5%, from $1,151 million for the nine months ended September 30, 2016 to $1,091 million for the nine months ended September 30, 2017. The decrease was due to the same reasons discussed above for adjusted gross margin.

Renewables

Adjusted gross margin decreased by $36 million, or 5%, from $679 million for the nine months ended September 30, 2016 to $643 million for the nine months ended September 30, 2017. The decrease was primarily due to unfavorable MtM changes on energy derivatives driven by market price changes in the current period.

Adjusted EBITDA decreased by $38 million, or 10%, from $384 million for the nine months ended September 30, 2016 to $346 million for the nine months ended September 30, 2017. The decrease was due to the same reasons discussed above for adjusted gross margin.

Gas

Adjusted gross margin increased by $8 million, from $7 million for the nine months ended September 30, 2016 to $15 million for the nine months ended September 30, 2017. The increase is primarily associated with improved performance in the owned and contracted storage businesses and favorable MtM changes in the current period as compared to the same period of 2016.

Adjusted EBITDA increased by $12 million, from negative $31 million for the nine months ended September 30, 2016 to negative $19 million for the nine months ended September 30, 2017. The increase was due primarily to the same reasons discussed above for adjusted gross margin.

The following table provides a reconciliation between Net Income attributable to AVANGRID and adjusted gross margin (non-GAAP) and adjusted EBITDA (non-GAAP) by segment after excluding restructuring charges, gain on the sale of equity method and other investment, impairment of investment, impact of mark-to-market activity in Renewables and Gas storage business, and after adjustments to reflect the classification of revenues and expenses by nature for the three and nine months ended September 30, 2017 and 2016, respectively:

	Three Months Ended September 30, 2017					Nine Months Ended September 30, 2017
	Total	Networks	Renewables	Corporate*	Gas Storage	Total	Networks	Renewables	Corporate*	Gas Storage
	(in millions)					(in millions)
Net Income Attributable to Avangrid, Inc.	$99	$104	$15	$1	$(21)	$458	$372	$115	$6	$(35)
Adjustments:
Mark-to-market adjustments - Renewables	4	—	4	—	—	(2)	—	(2)	—	—
Restructuring charges	3	3	—	—	—	3	3	—	—	—
Income tax impact of adjustments (1)	(3)	(1)	(2)	—	—	—	(1)	1	—	—
Gas Storage, net of tax	21	—	—	—	21	35	—	—	—	35
Adjusted Net Income	$125	$106	$17	$1	$—	$494	$374	$114	$6	$—
Add: Net income attributable to noncontrolling interests	1	1	—	—	—	1	1	—	—	—
Income tax expense (2)	58	59	(11)	10	—	225	217	(2)	10	—
Depreciation and amortization (3)	259	155	104	—	—	752	439	313	—	—
Interest expense, net of capitalization (4)	26	25	6	(5)	—	91	83	22	(14)	—
Less: Earnings (losses) from equity method investments	—	4	(4)	—	—	1	12	(10)	—	—
Adjusted EBITDA (6)	$468	$341	$120	$6	$—	$1,561	$1,102	$457	$3	$—
Add: Operations and maintenance (5)	334	278	65	(8)	—	1,069	886	189	(6)	—
Taxes other than income taxes	134	121	11	1	—	398	361	33	4	—
Adjusted gross margin (6)	$936	$740	$196	$—	$—	$3,028	$2,349	$679	$—	$—

	Three Months Ended September 30, 2016					Nine Months Ended September 30, 2016
	Total	Networks	Renewables	Corporate*	Gas Storage	Total	Networks	Renewables	Corporate*	Gas Storage
	(in millions)					(in millions)
Net Income Attributable to Avangrid, Inc.	$109	$75	$37	$11	$(14)	$423	$319	$121	$29	$(46)
Adjustments:
Sale of equity method and other investment	—	—	—	—	—	(36)	—	(3)	(33)	—
Impairment of investment	—	—	—	—	—	3	3	—	—	—
Mark-to-market adjustments - Renewables	(17)	—	(17)	—	—	(25)	—	(25)	—	—
Income tax impact of adjustments (1)	6	—	6	—	—	24	(1)	11	14	—
Gas Storage, net of tax	14	—	—	—	14	46	—	—	—	46
Adjusted Net Income	$113	$75	$27	$11	$—	$434	$321	$103	$10	$—
Add: Income tax expense (2)	58	58	(7)	7	—	225	193	14	18	—
Depreciation and amortization (3)	252	145	105	2	—	750	436	312	2	—
Interest expense, net of capitalization (4)	28	29	6	(7)	—	104	103	25	(24)	—
Less: Earnings (losses) from equity method investments	1	3	(2)	—	—	2	10	(8)	—	—
Adjusted EBITDA (6)	$449	$304	$132	$13	$—	$1,512	$1,043	$463	$6	$—
Add: Operations and maintenance (5)	346	299	61	(14)	—	996	838	168	(10)	—
Taxes other than income taxes	123	111	11	1	—	383	345	34	4	—
Adjusted gross margin (6)	$918	$714	$204	$—	$—	$2,891	$2,226	$665	$—	$—

(1)

Income tax impact of adjustments: 2017 - $(2) million and $1 million from MtM adjustment, $(1) million from restructuring charges for the three and nine months ended September 30, 2017, respectively; 2016 - $14 million from sale of equity method investment, $(1) million on impairment of investment, $1 million from sale of other investment and $10 million from MtM adjustment for the three and nine months ended September 30, 2016.

(2)

2017: Adjustments have been made for production tax credit adjustments for the amount of $11 million and $37 million for three and nine months ended September 30, 2017, respectively, as they have been included in operating revenues in Renewables, and $14 million of unfunded future income taxes in Networks have been reclassified from revenues to reflect classification by nature in the nine month period ended September 30, 2017, as discussed above. After reflecting these by nature classification adjustments the calculated effective income tax rates are impacted for both periods presented under this by nature classification presentation.

2016: Adjustments have been made for production tax credit adjustments for the amount of $7 million and $25 million for three and nine months ended September 30, 2016, respectively, as they have been included in operating revenues in Renewables, and $126 million of unfunded future income taxes in Networks have been reclassified from revenues to reflect classification by nature in the nine month period ended September 30, 2016, as discussed above. After reflecting these by nature classification adjustments the calculated effective income tax rates are impacted for both periods presented under this by nature classification presentation.

(3)

2017: Adjustments have been made for the inclusion of vehicle depreciation and bad debt provision within depreciation and amortization from operations and maintenance based on the by nature classification. Vehicle depreciation was $4 million and $13 million and bad debt provision was $23 million and $50 million in Networks, for the three and nine months ended September 30, 2017, respectively. Additionally, government grants and investment tax credits amortization have been presented within other operating income and not within depreciation and amortization based on the by nature classification as follows: government grants of $1.3 million and $4.5 million in Networks and investment tax credits of $22 million and $67 million in Renewables, for the three and nine month periods ended September 30, 2017, respectively.

2016: Adjustments have been made for the inclusion of vehicle depreciation and bad debt provision within depreciation and amortization from operations and maintenance based on the by nature classification. Vehicle depreciation was $5 million and $15 million and bad debt provision was $24 million and $36 million in Networks, for the three and nine months ended September 30, 2016, respectively.  Additionally, government grants and investment tax credits amortization have been presented within other operating income and not within depreciation and amortization based on the by nature classification, as follows: government grants of $1.5 million and $4.9 million in Networks and investment tax credits of $23 million and $68 million in Renewables, for the three and nine month periods ended September 30, 2016, respectively.

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

(6)

Adjusted EBITDA and adjusted gross margin are non-GAAP financial measures and are presented after excluding restructuring charges, gain on the sale of equity method and other investment, impairment of investment, impact from mark-to-market activities in Renewables and Gas storage business, and after adjustments to reflect the classification of revenues and expenses by nature explained in notes (1)-(5) above.

* Includes corporate and other non-regulated entities as well as intersegment eliminations.

The following tables provides a reconciliations between Net Income attributable to AVANGRID and Adjusted Net Income (non-GAAP), and EPS attributable to AVANGRID and adjusted EPS (non-GAAP) after excluding restructuring charges, gain on the sale of equity method and other investment, impairment of investment, impact from mark-to-market activities in Renewables and Gas storage business for the three and nine months ended September 30, 2017 and 2016, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Networks	$104	$75	$372	$319
Renewables	15	37	115	121
Corporate (1)	1	11	6	29
Gas Storage	(21)	(14)	(35)	(46)
Net Income	$99	$109	$458	$423
Adjustments:
Sale of equity method and other investment	—	—	—	(36)
Impairment of investment	—	—	—	3
Restructuring charges (2)	3	—	3	—
Mark-to-market adjustments - Renewables (3)	4	(17)	(2)	(25)
Income tax impact of adjustments	(3)	6	—	24
Gas Storage, net of tax	21	14	35	46
Adjusted Net Income (4)	$125	$113	$494	$434

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Networks	$0.34	$0.24	$1.20	$1.03
Renewables	0.05	0.12	0.37	0.39
Corporate (1)	—	0.04	0.02	0.09
Gas Storage	(0.07)	(0.05)	(0.11)	(0.15)
Net Income	0.32	0.35	1.48	1.36
Adjustments:
Sale of equity method and other investment	—	—	—	(0.12)
Impairment of investment	—	—	—	0.01
Restructuring charges (2)	0.01	—	0.01	—
Mark-to-market adjustments - Renewables (3)	0.01	(0.05)	(0.01)	(0.08)
Income tax impact of adjustments	(0.01)	0.02	—	0.08
Gas Storage, net of tax	0.07	0.05	0.11	0.15
Adjusted Earnings Per Share (4)	$0.40	$0.36	$1.60	$1.40
(1)	Includes corporate and other non-regulated entities as well as intersegment eliminations.
(2)

Restructuring charges relate to costs resulted from restructuring actions involving initial targeted voluntary workforce reductions and related costs in our plan to vacate a lease, predominantly within the Networks segment.

(3)

Mark-to-market adjustments relate to changes in the fair value of derivative instruments used by AVANGRID to economically hedge market price fluctuations in related underlying physical transactions for the purchase and sale of electricity and gas.

(4)

Adjusted net income and adjusted earnings per share are non-GAAP financial measures and are presented after excluding restructuring charges, gain on the sale of equity method and other investment, impairment of investment, impact from mark-to-market activities in Renewables and Gas storage business.

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

We and our subsidiaries are required to comply with certain covenants in connection with our respective loan agreements. The covenants are standard and customary in financing agreements, and we and our subsidiaries were in compliance with such covenants as of September 30, 2017.

Liquidity Position

At September 30, 2017 and December 31, 2016, available liquidity was approximately $816 million and $1,441 million, respectively.

We manage our overall liquidity position as part of the group of companies controlled by Iberdrola, or the Iberdrola Group, and are a party to a notional cash pooling agreement with a financial institution, along with certain members of the Iberdrola Group. The notional cash pooling agreement aids the Iberdrola Group in efficient cash management and reduces the need for external borrowing by the pool participants. Parties to the agreement, including us, may deposit funds with or borrow from the financial institution, provided that the net balance of funds deposited or borrowed by all pool participants in the aggregate is not less than zero. Deposits are available for next day withdrawal. In advance of the United Kingdom “BREXIT” vote, we took steps to reposition our liquidity and our deposits were withdrawn and reinvested in money market accounts. The balance at September 30, 2017 was zero. Any deposit amounts would be reflected in our consolidated balance sheet under cash and cash equivalents because our deposited surplus funds under the cash pooling agreement are highly-liquid short-term investments. We also have a bi-lateral demand note agreement with a Canadian affiliate of the Iberdrola Group under which we had notes payable balance outstanding of $20 million at September 30, 2017.

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

The following table provides the components of our liquidity position as of September 30, 2017 and December 31, 2016, respectively:

	As of September 30,	As of December 31,
	2017	2016
	(in millions)
Cash and cash equivalents	$27	$91
AVANGRID Credit Facility	1,500	1,500
Less: borrowings	(711)	(150)
Total	$816	$1,441

AVANGRID Commercial Paper Program

On May 13, 2016, AVANGRID established a commercial paper program with a limit of $1 billion that is backstopped by the AVANGRID Credit Facility (described below). As of September 30, 2017 and November 1, 2017, there was $711 million and $921 million of commercial paper outstanding, respectively.

AVANGRID Credit Facility

On April 5, 2016, AVANGRID and its subsidiaries, NYSEG, RG&E, CMP, UI, CNG, SCG and BGC entered into a revolving credit facility with a syndicate of banks, or the AVANGRID Credit Facility, that provides for maximum borrowings of up to $1.5 billion in the aggregate.  Since the facility is a backstop to the AVANGRID commercial paper program, the amounts available under the facility at September 30, 2017 and November 1, 2017, were $789 million and $579 million, respectively.

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

We expect to accrue approximately $0.7 billion in capital expenditures in the fourth quarter of 2017.

Cash Flows

Our cash flows depend on many factors, including general economic conditions, regulatory decisions, weather, commodity price movements, and operating expense and capital spending control.

The following is a summary of the cash flows by activity for the nine months ended September 30, 2017 and 2016, respectively:

	Nine Months Ended
	September 30,
	2017	2016
	(in millions)
Net cash provided by operating activities	$1,322	$1,214
Net cash used in investing activities	(1,667)	(865)
Net cash provided by (used in) financing activities	283	(596)
Net decrease in cash, cash equivalents and restricted cash	$(62)	$(247)

Operating Activities

For the nine months ended September 30, 2017, net cash provided by operating activities was $1.3 billion. During the nine months ended September 30, 2017, Renewables contributed $340 million of operating cash flow associated with wholesale sales of energy, Networks contributed $725 million of operating cash as the result of regulated transmission and distribution sales of electricity and natural gas, and Gas used $17 million in cash associated with marketing of wholesale gas and gas storage services. Additionally, $6 million in cash was provided associated with corporate operating expenses in support of the operating segments and changes in working capital provided $269 million in cash. The cash from operating activities for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 increased by $108 million, primarily attributable to increased operating revenues, excluding the impact of a non-cash adjustment of unfunded future income tax discussed above. The $9 million net change in operating assets and liabilities during the nine months ended September 30, 2017 was primarily attributable to a net decrease of $74 million in accounts receivable and payable due to impacts from sales and purchases, cash distribution received from equity method investment of $11 million, offset by increase in taxes accrued of $10 million, increase in inventories and other assets/liabilities of $33 million and $96 million, respectively, and increase of $43 million in regulatory assets/liabilities.

For the nine months ended September 30, 2016, net cash provided by operating activities was $1.2 billion. During the nine months ended September 30, 2016, Renewables contributed $357 million of operating cash flow associated with wholesale sales of energy, Networks contributed $681 million of operating cash as the result of regulated transmission and distribution sales of electricity and natural gas, and Gas used $26 million in cash associated with losses on marketing of wholesale gas and gas storage services. Additionally, $28 million in cash was provided in support of the operating segments and changes in working capital provided $177 million in cash. The cash from operating activities for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 increased by $253 million, primarily attributable to the increased operating revenues. The $334 million net change in operating assets and liabilities during the nine months ended September 30, 2016 was primarily attributable to a decrease of $72 million in accounts receivable and increase of $52 million in accounts payable due to impacts from sales and purchases, cash distribution received from equity method investment of $10 million, decrease in inventories and regulatory assets/liabilities of $59 million and $201 million, respectively, offset by increase in taxes accrued of $11 million and assets/liabilities of $337 million.

Investing Activities

For the nine months ended September 30, 2017, net cash used in investing activities was $1,667 million, which was comprised of $842 million associated with capital expenditures at Networks and $855 million of capital expenditures at Renewables primarily associated with payments in support of the El Cabo construction project. This was offset by $31 million of contributions in aid of construction, $4 million of cash distributions from equity method investments and proceeds of $9 million from the sale of property, plant and equipment.

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

Financing Activities

For the nine months ended September 30, 2017, financing activities provided $283 million in cash reflecting primarily an issuance of First Mortgage Bonds at RG&E with the net proceeds of $294 million, a net increase in non-current debt and current notes payable of $505 million, payments on the tax equity financing arrangements of $84 million, capital lease of $32 million and dividends of $401 million.

For the nine months ended September 30, 2016, financing activities used $596 million in cash reflecting primarily a net decrease in non-current and current notes payable of $242 million, payments on the tax equity financing arrangements of $75 million, repurchase of common stock of $4 million and dividends of $267 million.

Off-Balance Sheet Arrangements

There have been no material changes in the off-balance sheet arrangements during the nine months ended September 30, 2017 as compared to those reported for the fiscal year ended December 31, 2016 in our Form 10-K.

Contractual Obligations

During the nine months ended September 30, 2017, contractual obligations have increased as it relates to operating lease future minimum payments as compared to those reported for the fiscal year ended December 31, 2016 in our Form 10-K. This is primarily due to new leases for land for the new construction of wind power assets and to extended land lease terms in relation to wind power assets. For further discussion of minimum lease payments refer to Note 7 of our condensed consolidated financial statements for the three and nine months ended September 30, 2017.

Critical Accounting Policies and Estimates

The accompanying financial statements provided herein have been prepared in accordance with U.S. GAAP. In preparing the accompanying financial statements, our management has applied accounting policies and made certain estimates and assumptions that affect the reported amounts of assets, liabilities, shareholder’s equity, revenues and expenses, and the disclosures thereof. While we believe that these policies and estimates used are appropriate, actual future events can and often do result in outcomes that can be materially different from these estimates. The accounting policies and related risks described in our Form 10-K are those that depend most heavily on these judgments and estimates. As of September 30, 2017, there have been no material changes to any of the policies described therein, other than with respect to our early adoption of the amendments relating to the definition of a business described in the Note 3 of our condensed consolidated financial statements for the three and nine months ended September 30, 2017.

New Accounting Standards

We review new accounting standards to determine the expected financial impact, if any, that the adoption of each such standard will have. The following are new accounting pronouncements issued since December 31, 2016, that we have evaluated or are evaluating to determine their effect on our consolidated financial statements.

Clarifying the definition of a business - In January 2017 the FASB issued amendments to clarify the definition of a business.

Clarifying the scope of asset derecognition guidance and accounting for partial sales of nonfinancial assets - In February 2017 the FASB issued amendments concerning asset derecognition and partial sales of nonfinancial assets.

Improving the presentation of net periodic benefit costs - In March 2017 the FASB issued amendments to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost in the financial statements.

Targeted improvements to accounting for hedging activities - In August 2017 the FASB issued targeted amendments with the objective to better align hedge accounting with an entity’s risk management activities in the financial statements, and to simplify the application of hedge accounting.

For further discussion of new accounting pronouncements refer to Note 3 of our condensed consolidated financial statements for the three and nine months ended September 30, 2017.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risk during the nine months ended September 30, 2017, as compared to those reported for the fiscal year ended December 31, 2016 in our Form 10-K.

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

Remediation Plans and Other Information

AVANGRID’s management, with oversight from its Audit and Compliance Committee of the Board of Directors of AVANGRID, is actively engaged in remediation efforts to address the material weakness identified above. Management is in the process of performing a number of actions to remediate the material weakness including the following remediation plans:

-	Implementing and enhancing additional management review controls;
-

Implementing enhanced controls to monitor the effectiveness of the underlying business process controls that are dependent on the data and financial reports generated from the relevant information systems;

-	Continuing to implement controls newly designed during the third and fourth quarters of 2016 that management has determined through testing are more precise;
-	Implementing specific enhanced review procedures in the property, plant and equipment area, including the estimation of useful lives, as well as within income taxes;
-	Accelerating key activities to allow sufficient time for the execution of controls;
-

Identifying areas where control activities related to certain financial statement assertions can be performed at lower levels of management (e.g., completeness and accuracy of data) to allow senior management to focus their review on higher risk and technical areas;

-

Educating and re-training internal control employees regarding internal control processes to mitigate identified risks and maintaining adequate documentation to evidence the effective design and operation of such processes; and

-	Enhancing the automation of certain processes and controls to allow for the more timely completion and enhanced review of internal controls surrounding financial information and disclosures.

Management has increased, during the nine month period ended September 30, 2017, accounting personnel and internal control resources in order to devote additional time to accounting and reporting processes and controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

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

Avangrid, Inc.

Date: November 2, 2017	By:	/s/ James P. Torgerson
James P. Torgerson
Director and Chief Executive Officer

Date: November 2, 2017	By:	/s/ Richard J. Nicholas
Richard J. Nicholas
Senior Vice President - Chief Financial Officer