Form 10-Q/A
period 2017-03-31
Avangrid, Inc.
filed 2017-12-21
CIK 1634997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Avangrid, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment No. 1”) to its quarterly report on Form 10-Q for the quarterly period ended March 31, 2017, as filed with the Securities and Exchange Commission on May 5, 2017 (the “Original Form 10-Q”), in order to correct the inadvertent omission of certain language in paragraph 4 of the certification of its Chief Executive Officer filed as Exhibit 31.1 and the certification of its Chief Financial Officer filed as Exhibit 31.2 to the Original Form 10-Q.

This Amendment No. 1 should be read in conjunction with the Original Form 10-Q, which continues to speak as of the date of the Original Form 10-Q. Other than the filing of the corrected certifications mentioned above, this Amendment No. 1 does not modify or update the disclosures in the Original Form 10-Q in any way. Accordingly, this Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-Q or modify or update any related or other disclosures.

Part II. OTHER INFORMATION

Item 6. Exhibits.

The following exhibits are filed with this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A:

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