Form 10-Q/A
period 2017-09-30
Avangrid, Inc.
filed 2017-12-21
CIK 1634997

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

EXPLANATORY NOTE

Avangrid, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment No. 1”) to its quarterly report on Form 10-Q for the quarterly period ended September 30, 2017, as filed with the Securities and Exchange Commission on November 2, 2017 (the “Original Form 10-Q”), in order to correct the inadvertent omission of certain language in paragraph 4 of the certification of its Chief Executive Officer filed as Exhibit 31.1 and the certification of its Chief Financial Officer filed as Exhibit 31.2 to the Original Form 10-Q.

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