Form 10-Q
period 2018-03-31
Avangrid, Inc.
filed 2018-05-03
CIK 1634997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 1, 2018, the registrant had 309,005,272 shares of common stock, par value $0.01, outstanding.

Avangrid, Inc.

REPORT ON FORM 10-Q

For the Quarter Ended March 31, 2018

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

Form 10-K refers to Avangrid, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 26, 2018.

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

AOCI	Accumulated other comprehensive income

ARHI	Avangrid Renewables Holdings, Inc.

ARP	Alternative Revenue Programs

ASC	Accounting Standards Codification

AVANGRID	Avangrid, Inc.

Bcf	One billion cubic feet

BGC	The Berkshire Gas Company

Cayuga	Cayuga Operating Company, LLC

CfDs	Contracts for Differences

CL&P	The Connecticut Light and Power Company

CMP	Central Maine Power Company

CNG	Connecticut Natural Gas Corporation

DEEP	Connecticut Department of Energy and Environmental Protection

DIMP	Distribution Integrity Management Program

DOE	Department of Energy

DPA	Deferred Payment Arrangements

EBITDA	Earnings before interest, taxes, depreciation and amortization

ESM	Earnings sharing mechanism

Evergreen Power	Evergreen Power, LLC

Exchange Act	The Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FirstEnergy	FirstEnergy Corp.

Gas	Enstor Gas, LLC

HLBV	Hypothetical Liquidation at Book Value

ISO	Independent system operator

LDCs	Local distribution companies

MNG	Maine Natural Gas Corporation

MPUC	Maine Public Utility Commission

MtM	Mark-to-market

MW	Megawatts

MWh	Megawatt-hours

Networks	Avangrid Networks, Inc.

New York TransCo	New York TransCo, LLC.

NYPSC	New York State Public Service Commission

NYSEG	New York State Electric & Gas Corporation

OCC	Connecticut Office of Consumer Counsel

OCI	Other comprehesive income

PURA	Connecticut Public Utilities Regulatory Authority

Renewables	Avangrid Renewables, LLC

RDM	Revenue Decoupling Mechanism

RG&E	Rochester Gas and Electric Corporation

ROE	Return on equity

RSSA	Reliability Support Services Agreement

SCG	The Southern Connecticut Gas Company

SEC	United States Securities and Exchange Commission

Tax Act	Tax Cuts and Jobs Act of 2017 enacted by the U.S. federal government on December 22, 2017

TEF	Tax equity financing arrangements

UI	The United Illuminating Company

UIL	UIL Holdings Corporation

U.S. GAAP	Generally accepted accounting principles for financial reporting in the United States.

VIEs	Variable interest entities

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Avangrid, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended
	March 31,
	2018	2017
(Millions, except for number of shares and per share data)
Operating Revenues	$1,865	$1,758
Operating Expenses
Purchased power, natural gas and fuel used	576	465
Loss from assets held for sale	5	—
Operations and maintenance	527	522
Depreciation and amortization	203	197
Taxes other than income taxes	151	147
Total Operating Expenses	1,462	1,331
Operating Income	403	427
Other Income and (Expense)
Other expense	(21)	(16)
Earnings from equity method investments	2	2
Interest expense, net of capitalization	(74)	(71)
Income Before Income Tax	310	342
Income tax expense	72	103
Net Income	238	239
Less: Net loss attributable to noncontrolling interests	(6)	—
Net Income Attributable to Avangrid, Inc.	$244	$239
Earnings Per Common Share, Basic	$0.79	$0.77
Earnings Per Common Share, Diluted	$0.79	$0.77
Weighted-average Number of Common Shares Outstanding:
Basic	309,513,640	309,508,889
Diluted	309,793,064	309,837,442
Cash Dividends Declared Per Common Share	$0.432	$0.432

The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended
	March 31,
	2018	2017
(Millions)
Net Income	$238	$239
Other Comprehensive Income, Net of Tax
Amounts arising during the period:
Unrealized gain during the period on derivatives qualifying as cash flow hedges, net of income tax of $1.3	—	2
Reclassification to net income of (gains) losses on cash flow hedges, net of income taxes of $(7.5) and $13.6, respectively	(10)	23
Other Comprehensive (Loss) Income	(10)	25
Comprehensive Income	228	264
Less: Net loss attributable to noncontrolling interests	(6)	—
Comprehensive Income Attributable to Avangrid, Inc.	$234	$264

The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
As of	2018	2017
(Millions)
Assets
Current Assets
Cash and cash equivalents	$40	$41
Accounts receivable and unbilled revenues, net	1,113	1,040
Accounts receivable from affiliates	8	10
Derivative assets	20	18
Fuel and gas in storage	57	99
Materials and supplies	123	115
Prepayments and other current assets	232	273
Assets held for sale	79	357
Regulatory assets	309	307
Total Current Assets	1,981	2,260
Total Property, Plant and Equipment ($1,289 and $1,303 related to VIEs, respectively)	22,757	22,669
Equity method investments	348	352
Other investments	63	63
Regulatory assets	2,714	2,738
Deferred income taxes regulatory	20	—
Other Assets
Goodwill	3,127	3,127
Intangible assets	327	328
Derivative assets	63	63
Other	83	71
Total Other Assets	3,600	3,589
Total Assets	$31,483	$31,671

The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
As of	2018	2017
(Millions, except share information)
Liabilities
Current Liabilities
Current portion of debt	$214	$183
Tax equity financing arrangements - VIEs	—	38
Notes payable	631	757
Notes payable to affiliates	31	29
Interest accrued	65	57
Accounts payable and accrued liabilities	928	1,071
Accounts payable to affiliates	65	89
Dividends payable	134	134
Taxes accrued	59	89
Derivative liabilities	24	22
Liabilities held for sale	7	137
Other current liabilities	356	330
Regulatory liabilities	202	178
Total Current Liabilities	2,716	3,114
Regulatory liabilities	3,287	3,239
Deferred income taxes regulatory	—	13
Other Non-current Liabilities
Deferred income taxes	1,510	1,452
Deferred income	1,429	1,446
Pension and other postretirement	1,044	1,049
Tax equity financing arrangements - VIEs	—	60
Derivative liabilities	103	92
Asset retirement obligations	199	196
Environmental remediation costs	351	358
Other	365	360
Total Other Non-current Liabilities	5,001	5,013
Non-current Debt	5,160	5,196
Total Non-current Liabilities	13,448	13,461
Total Liabilities	16,164	16,575
Commitments and Contingencies	—	—
Equity
Stockholders’ Equity:
Common stock, $.01 par value, 500,000,000 shares authorized, 309,752,140 and 309,670,932 shares issued; 309,086,480 and 309,005,272 shares outstanding, respectively	3	3
Additional paid in capital	13,654	13,653
Treasury Stock	(8)	(8)
Retained earnings	1,579	1,475
Accumulated other comprehensive loss	(57)	(46)
Total Stockholders’ Equity	15,171	15,077
Non-controlling interests	148	19
Total Equity	15,319	15,096
Total Liabilities and Equity	$31,483	$31,671

The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31,
	2018	2017
(Millions)
Cash Flow from Operating Activities:
Net income	$238	$239
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	203	197
Loss from assets held for sale	5	—
Accretion expenses	3	3
Regulatory assets/liabilities amortization	19	19
Regulatory assets/liabilities carrying cost	2	10
Pension cost	31	28
Stock-based compensation	—	1
Earnings from equity method investments	(2)	(2)
Amortization of debt (premium) discount	(1)	2
Unrealized gain on marked-to-market derivative contracts	(8)	(27)
Deferred taxes	63	95
Other non-cash items	(6)	(22)
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenues	(70)	11
Inventories	36	11
Other assets/liabilities	96	64
Cash distribution from equity method investments	3	3
Accounts payable and accrued liabilities	(51)	(155)
Taxes accrued	(29)	9
Regulatory assets/liabilities	65	(45)
Net Cash Provided by Operating Activities	597	441
Cash Flow from Investing Activities:
Capital expenditures	(399)	(525)
Contributions in aid of construction	7	6
Proceeds from sale of assets	67	1
Cash distribution from equity method investments	2	2
Other investments and equity method investments, net	—	2
Net Cash Used in Investing Activities	(323)	(514)
Cash Flow from Financing Activities:
Repayments of non-current debt	(2)	(4)
(Repayments) receipts of other short-term debt, net	(124)	205
Payments on tax equity financing arrangements	—	(27)
Repayments of capital leases	(8)	(27)
Issuance of common stock	(2)	(1)
Distributions to noncontrolling interests	(11)	—
Contributions from noncontrolling interests	6	—
Dividends paid	(134)	(134)
Net Cash (Used in) Provided by Financing Activities	(275)	12
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(1)	(61)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	46	96
Cash, Cash Equivalents and Restricted Cash, End of Period	$45	$35
Supplemental Cash Flow Information
Cash paid for interest, net of amounts capitalized	$49	$45
Cash (refund)/paid for income taxes	$(17)	$3

The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

(unaudited)

	Avangrid, Inc. Stockholders
(Millions, except for number of shares )	Number of shares (*)	Common Stock	Additional paid-in capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non controlling Interests	Total
As of December 31, 2016	308,993,149	$3	$13,653	$(5)	$1,630	$(86)	$15,195	$13	$15,208
Net Income	—	—	—	—	239	—	239	—	239
Other comprehensive loss, net of tax of $14.9	—	—	—	—	—	25	25	—	25
Comprehensive income									264
Dividends declared	—	—	—	—	(134)	—	(134)	—	(134)
Release of common stock held in trust	5,649	—	—	—	—	—	—	—	—
Issuance of common stock	70,493	—	(1)	—	—	—	(1)	—	(1)
Stock-based compensation	—	—	1	—	—	—	1	—	1
As of March 31, 2017	309,069,291	$3	$13,653	$(5)	$1,735	$(61)	$15,325	$13	$15,338
As of December 31, 2017	309,005,272	$3	$13,653	$(8)	$1,475	$(46)	$15,077	$19	$15,096
Adoption of accounting standards	—	—	—	—	(3)	(1)	(4)	140	136
Net Income (loss)	—	—	—	—	244	—	244	(6)	238
Other comprehensive income, net of tax of $(7.5)	—	—	—	—	—	(10)	(10)	—	(10)
Comprehensive income									228
Dividends declared	—	—	—	—	(134)	—	(134)	—	(134)
Issuance of common stock	81,208	—	1	—	(3)	—	(2)	—	(2)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(11)	(11)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	6	6
As of March 31, 2018	309,086,480	$3	$13,654	$(8)	$1,579	$(57)	$15,171	$148	$15,319

(*)	Par value of share amounts is $0.01

The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1. Background and Nature of Operations

Avangrid, Inc., formerly Iberdrola USA, Inc. (AVANGRID, we or the Company), is an energy services holding company engaged in the regulated energy distribution business through its principal subsidiary Avangrid Networks, Inc. (Networks) and in the renewable energy generation and gas storage businesses through its principal subsidiary, Avangrid Renewables Holding, Inc. (ARHI). ARHI in turn holds subsidiaries including Avangrid Renewables, LLC (Renewables) and Enstor Gas, LLC (Gas). Iberdrola, S.A. (Iberdrola), a corporation organized under the laws of the Kingdom of Spain, owns 81.5% the outstanding common stock of AVANGRID. The remaining outstanding shares are publicly traded on the New York Stock Exchange and owned by various shareholders.

In December 2017, management committed to a plan to sell the gas storage and trading businesses because they represent non-core businesses that were not aligned with our strategic objectives. As a result, we determined that the assets and liabilities associated with our gas trading and storage businesses met the criteria for classification as assets held for sale, but did not meet the criteria for classification as discontinued operations. On March 1, 2018, the Company closed a transaction to sell Enstor Energy Services, LLC, which operated AVANGRID’s gas trading business, to CCI U.S. Asset Holdings LLC, a subsidiary of Castleton Commodities International, LLC (CCI). On May 1, 2018 the Company closed a transaction to sell Enstor Gas, LLC, which operated AVANGRID’s gas storage business, to Amphora Gas Storage USA, LLC. Additional details on held for sale classification are provided in Note 20 to our condensed consolidated financial statements.

Note 2. Basis of Presentation

The accompanying notes should be read in conjunction with the notes to the consolidated financial statements of Avangrid, Inc. and subsidiaries as of December 31, 2017 and 2016 and for the three years ended December 31, 2017 included in AVANGRID’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

We believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly our condensed consolidated balance sheets, condensed consolidated statements of income, comprehensive income, cash flows and changes in equity for the interim periods described herein. All such adjustments are of a normal and recurring nature, except as otherwise disclosed. The results for the three months ended March 31, 2018, are not necessarily indicative of the results for the entire fiscal year ending December 31, 2018.

Note 3. Significant Accounting Policies and New Accounting Pronouncements

As of March 31, 2018, the new accounting pronouncements that we have adopted as of January 1, 2018, and reflected in our consolidated financial statements are described below. There have been no other material changes to the significant accounting policies described in our consolidated financial statements as of December 31, 2017 and 2016, and for the three years ended December 31, 2017.

Adoption of New Accounting Pronouncements

(a) Revenue from contracts with customers

In May 2014 the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC), Topic 606, Revenue from Contracts with Customers (ASC 606) replacing the existing accounting standard and industry specific guidance for revenue recognition with a five-step model for recognizing and measuring revenue from contracts with customers. The FASB further amended ASC 606 through various updates issued thereafter. The core principle is for an entity to recognize revenue to represent the transfer of promised goods or services to customers in amounts that reflect the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted ASC 606 effective January 1, 2018, and applied the modified retrospective method, for which we did not have a cumulative effect adjustment to retained earnings for initial application of the guidance. Upon adoption, we classify production tax credits as income tax expense (benefit) rather than as operating revenue. Refer to Note 4 for further details.

(b) Clarifying the scope of asset derecognition guidance and accounting for partial sales of nonfinancial assets

The FASB issued amendments in February 2017 concerning asset derecognition and partial sales of nonfinancial assets. The amendments clarify the scope of asset derecognition guidance and accounting for partial sales of nonfinancial assets, and also define in-substance nonfinancial assets. Those amendments apply to a company that: sells nonfinancial assets (land, buildings, materials and supplies, intangible assets) to noncustomers; sells nonfinancial assets and financial assets (cash, receivables) when the value is concentrated in the nonfinancial assets; or sells partial ownership interests in nonfinancial assets. The amendments do not apply to sales to customers or to sales of businesses. The new guidance in ASC 610-20 on accounting for derecognition of a nonfinancial asset and an in-substance nonfinancial asset applies only when the asset (or asset group) does not meet the definition of a business and is not a not-for-profit activity. An entity must apply the amendments at the same time that it applies the new ASC 606 revenue recognition standard. We adopted ASC 610-20 effective January 1, 2018, and applied the modified retrospective method, which affected the accounting for our tax equity investments. As shown in the table below, we recorded a cumulative adjustment that decreased retained earnings. The cumulative adjustment relates to the reclassification of our tax equity investments to noncontrolling interests. As a result, we recorded our tax equity investments based on the Hypothetical Liquidation at Book Value (HLBV) model and we will record changes in the HLBV at each reporting period within net income/loss attributable to noncontrolling interests.

The cumulative effects of the changes to our consolidated balance sheet as of January 1, 2018, for our adoption of ASC 606 and ASC 610-20 were as follows:

Balance Sheet	Balance at December 31, 2017	Adjustments Due to ASC 606	Adjustments Due to ASC 610-20	Balance at January 1, 2018
(Millions)

Liabilities
Tax equity financing arrangements - VIEs	$98	$—	$(98)	$—
Deferred income taxes	$1,452	$—	$(40)	$1,412
Equity
Retained earnings	$1,475	$—	$(2)	$1,473
Non-controlling interests	$19	$—	$140	$159

We also adopted the following standards as of their effective date of January 1, 2018, none of which had a material effect on our consolidated results of operations, financial position, cash flows, and disclosures.

(c) Classifying and measuring financial instruments

In January 2016 the FASB issued final guidance on the classification and measurement of financial instruments. As a result of our adoption we reclassified immaterial amounts from AOCI to retained earnings.

(d) Certain classifications in the statement of cash flows

In August 2016 the FASB issued amendments to address existing diversity in practice concerning the classification of certain cash receipts and payments on the statement of cash flows, which must be applied on a full retrospective basis. Upon adoption, we had no changes to our cash flow classifications and disclosures in our consolidated financial statements.

(e) Improving the presentation of net periodic benefit costs

In March 2017 the FASB issued amendments to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost in the financial statements. We retrospectively adopted the amendments that require us to present the service cost component separately from the other (non-service) components of net benefit cost, to report the service cost component in the income statement line item where we report the corresponding compensation cost, and to present all non-service components outside of operating cost. As a result, we have reclassified the non-service components – interest cost, expected return on plan assets, amortization of prior service cost (benefit), amortization of net loss, and settlement charge – from Operations and maintenance to Other income/(expense) within the statement of income. Prospectively, upon adoption, we will capitalize only the service cost component when applicable (for example, as a cost of a self-constructed asset). We elected to apply the practical expedient that allows us to retrospectively apply the amendments on adoption to net benefit costs for comparative periods by using the amounts disclosed in our notes to financial statements for Post-retirement and Similar Obligations as the basis for those periods. In addition to those amounts, we included amortization of net benefit costs recorded as regulatory deferrals as a result of purchase accounting in a prior year. In connection with applying the practical expedient, in periods after adoption we will continue to include in operating income all legacy net benefit costs previously capitalized as a cost of self-constructed assets and other deferred regulatory costs. Our adoption of the amendments did not affect net income attributable to AVANGRID.

The effect of the change in retrospective presentation related to the net periodic cost of our defined benefit pension and other postretirement employee benefits plans on our consolidated statement of income was as follows:

	Three Months Ended March 31, 2017
Statement of Income	As Revised	As Previously Reported	Effect of Change Higher/(Lower)
(Millions)
Operations and maintenance	$522	$551	$(29)
Other income / (expense)	$(16)	$13	$(29)

The segment information related to our Networks reportable segment provided in Note 13 for the three months ended March 31, 2017 has also been revised to reflect the change as a result of the adoption of these amendments.

Accounting Pronouncements Issued But Not Yet Adopted

The following are new accounting pronouncements issued since December 31, 2017, that we have evaluated or are evaluating to determine their effect on our consolidated financial statements.

(a) Land easement practical expedient

In January 2018 the FASB issued amendments to clarify the application of the new leases guidance to land easements (also commonly called rights of way) and provide relief concerning adoption efforts for existing land easements that are not accounted for as leases under current GAAP. The updated guidance is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early application is permitted. We are currently reviewing our contracts and are in the process of determining the proper application of the lease standard, including the land easement practical expedient, in order to determine the impact that the adoption will have on our consolidated financial statements. We expect our adoption of the new guidance will materially affect our financial position through the recording of operating leases on the balance sheet as right-of-use assets, along with the corresponding liabilities.

(b) Reclassification of certain tax effects from accumulated other comprehensive income

In February 2018 the FASB issued amendments to address a narrow-scope financial reporting issue that arose as a consequence of the Tax Cuts and Jobs Act of 2017 (the Tax Act) enacted on December 22, 2017, by the U.S. federal government. Under current guidance, the adjustment of deferred taxes for the effect of a change in tax laws or rates is required to be included in income from continuing operations, thus the associated tax effects of items within AOCI (referred to as stranded tax effects) do not reflect the appropriate tax rate. The amendments allow a reclassification from AOCI to retained earnings for stranded tax effects resulting from the Tax Act. As a result, the amendments eliminate the stranded tax effects resulting from the Tax Act and will improve the usefulness of information reported to financial statement users. The amendments only relate to the reclassification of the income tax effects of the Tax Act, and do not affect the underlying guidance that requires the effect of a change in tax laws or rates to be included in income from continuing operations. The amendments are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted including, for public entities, adoption in any interim period for which financial statements have not been issued. An entity has the option to apply the amendments either in the period of adoption or retrospectively to each period (or periods) in which it recognizes the effect of the change in the U.S. federal corporate income tax rate in the Tax Act. An entity is required to disclose its accounting policy election, including its policy for reclassifying material stranded tax effects in AOCI to earnings (specific identification or portfolio method). We have not early adopted the amendments as of March 31, 2018. We expect our adoption of the amendments will not materially affect our consolidated results of operations, financial position, cash flows, and disclosures.

Note 4. Revenue

On January 1, 2018, we adopted ASC 606 and all related amendments using the modified retrospective method, which we applied only to contracts that were not completed as of January 1, 2018. For reporting periods beginning on January 1, 2018, we present revenue in accordance with ASC 606, and have not adjusted comparative prior period information, which we continue to report under the legacy accounting standards in effect for those prior periods. For the three months ended March 31, 2018, the effect of applying ASC 606 to recognize revenue as compared to applying the legacy accounting standards was not material.

We recognize revenue when we have satisfied our obligations under the terms of a contract with a customer, which generally occurs when the control of promised goods or services transfers to the customer. We measure revenue as the amount of consideration we expect to receive in exchange for providing those goods or services. Contracts with customers may include multiple performance obligations. For such contracts, we allocate revenue to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices based on the prices charged to customers. Certain revenues are not within the scope of ASC 606, such as revenues from leasing, derivatives, other revenues that are not from contracts with customers and other contractual rights or obligations, and we account for such revenues in accordance with the applicable accounting standards. We exclude from revenue amounts collected on behalf of third parties, including any such taxes collected from customers and remitted to governmental authorities. We do not have any material significant payment terms because we receive payment at or shortly after the point of sale.

The following describes the principal activities, by reportable segment, from which we generate revenue. For more detailed information about reportable segments, refer to Note 13.

Networks Segment

Networks derives its revenue primarily from tariff-based sales of electricity and natural gas service to customers in New York, Connecticut, Maine and Massachusetts, with no defined contractual term. For such revenues, we recognize revenues in an amount derived from the commodities delivered to customers. Other major sources of revenue are electricity transmission and wholesale sales of electricity and natural gas.

Tariff-based sales are subject to the corresponding state regulatory authorities, which determine prices and other terms of service through the ratemaking process. Maine State law prohibits the utility from providing the electricity commodity to customers. In New York, Connecticut and Massachusetts, customers have the option to obtain the electricity or natural gas commodity directly from the utility or from another supplier. For customers that receive their commodity from another supplier, the utility acts as an agent and delivers the electricity or natural gas provided by that supplier. Revenue in those cases is only for providing the service of delivery of the commodity. Networks entities calculate revenue earned but not yet billed based on the number of days not billed in the month, the estimated amount of energy delivered during those days and the estimated average price per customer class for that month. Differences between actual and estimated unbilled revenue are immaterial.

Transmission revenue results from others’ use of the utility’s transmission system to transmit electricity and is subject to FERC regulation, which establishes the prices and other terms of service. Long-term wholesale sales of electricity are based on individual bilateral contracts. Short-term wholesale sales of electricity are generally on a daily basis based on market prices and are administered by the NE-ISO, NYISO, or PJM as applicable. Wholesale sales of natural gas are generally short-term based on market prices through contracts with the specific customer.

The performance obligation in all arrangements is satisfied over time because the customer simultaneously receives and consumes the benefits as Networks delivers or sells the electricity or natural gas or provides the transmission service. We record revenue for all of those sales based upon the regulatory-approved tariff and the volume delivered or transmitted, which corresponds to the amount that we have a right to invoice. There are no material initial incremental costs of obtaining a contract in any of the arrangements. Networks does not adjust the promised consideration for the effects of a significant financing component if it expects, at contract inception, that the time between the delivery of promised goods or service and customer payment will be one year or less. Networks does not have any material significant payment terms because it receives payment at or shortly after the point of sale. For its New York utilities, Networks assesses its deferred payment arrangements at each balance sheet date for the existence of significant financing components, but has had no material adjustments as a result.

Certain Networks entities record revenue from Alternative Revenue Programs (ARPs), which is not ASC 606 revenue. Such programs represent contracts between the utilities and their regulators. The Networks ARPs include revenue decoupling mechanisms, other ratemaking mechanisms, annual revenue requirement reconciliations, and other demand side management programs. The Networks entities recognize and record only the initial recognition of “originating” ARP revenues (when the regulatory-specified conditions for recognition have been met). When they subsequently include those amounts in the price of utility service billed to customers, they record such amounts as a recovery of the associated regulatory asset or liability. When they owe amounts to customers in connection with ARPs, they evaluate those amounts on a quarterly basis and include them in the price of utility service billed to customers and do not reduce ARP revenues.

Networks also has various other sources of revenue including billing, collection, other administrative charges, sundry billings, rent of utility property, and miscellaneous revenue. It classifies such revenues as other ASC 606 revenues to the extent they are not related to revenue generating activities from leasing, derivatives, or ARPs.

Renewables Segment

Renewables derives its revenue primarily from the sale of energy, transmission, capacity and other related charges from its renewable wind, solar, and thermal energy generating sources. For such revenues, we will recognize revenues in an amount derived from the commodities delivered and from services as they are made available. Renewables has bundled power purchase agreements consisting of electric energy, transmission, capacity and/or renewable energy credits (RECs). The related contracts are generally long-term with no stated contract amount, that is, the customer is entitled to all of the unit’s output. Renewables also has unbundled sales of electric energy and capacity, RECs and natural gas, which are generally for periods of less than a year. The performance obligations in substantially all of both bundled and unbundled arrangements for electricity and natural gas are satisfied over time, for which we record revenue based on the amount invoiced to the customer for the actual energy delivered. The performance obligation for stand-alone RECs is satisfied at a point in time, for which we record revenue when the performance obligation is satisfied upon delivery of the REC. Renewables does not have any material significant payment terms because it receives payment at or shortly after the point of sale. There are no material initial incremental costs of obtaining a contract or significant financing elements in any of the arrangements.

Renewables classifies certain contracts for the sale of electricity as either leases or derivatives, in accordance with the applicable accounting standards. Renewables also has revenue from its energy trading operations, which it generally classifies as derivative revenue. However, trading contracts not classified as derivatives are within the scope of ASC 606, with the performance obligation of the delivery of energy (electricity, natural gas) and settlement of the contracts satisfied at a point in time at which time we recognize the revenue. Renewables also has other ASC 606 revenue, which we recognize based on the amount invoiced to the customer.

Certain customers may receive cash credits, which we account for as variable consideration. Renewables estimates those amounts based on the expected amount to be provided to customers and reduces revenues recognized. We believe that there will not be significant changes to our estimates of variable consideration.

Other

Other, which does not represent a segment, derives its revenues primarily from providing natural gas storage services to customers, gas trading operations generally classified as derivative revenue in accordance with the applicable accounting standards, gas trading contracts not classified as derivatives, and other miscellaneous revenues including intersegment eliminations.

Contract Costs and Practical Expedient

We recognize an asset for incremental costs of obtaining a contract with a customer when we expect the benefit of those costs to be longer than one year. Renewables has an origination sharing bonus plan that meets the requirements for capitalization. Costs incurred prior to 2018 were insignificant and not capitalized. Costs capitalized to date in 2018 are also insignificant, with amortization on a straight-line basis over the term of the related contract for which the terms may be from three years to 20 years. We apply a practical expedient to expense as incurred costs to obtain a contract when the amortization period is one year or less. We record costs incurred to obtain a contract within operating expenses, including amortization of capitalized costs.

Revenues disaggregated by major source for our reportable segments are as follows:

	Three Months Ended March 31, 2018
	Networks	Renewables	Other (b)	Total
(Millions)

Regulated operations – electricity	$926	$—	$—	$926
Regulated operations – natural gas	572	—	—	572
Nonregulated operations – wind	—	168	—	168
Nonregulated operations – solar	—	2	—	2
Nonregulated operations – thermal	—	13	—	13
Nonregulated operations – gas storage	—	—	4	4
Other(a)	25	(23)	15	17
Revenue from contracts with customers	1,523	160	19	1,702

Leasing revenue	9	81	—	90
Derivative revenue	—	43	10	53
Alternative revenue programs	19	—	—	19
Other revenue	1	—	—	1
Total operating revenues	$1,552	$284	$29	$1,865
(a)	Primarily includes certain intra-month trading activities, billing, collection, and administrative charges, sundry billings, and other miscellaneous revenue.
(b)	Does not represent a segment. Includes Corporate, Gas and intersegment eliminations.

As of March 31, 2018, accounts receivable balances related to contracts with customers were approximately $1,076 million, which are included in “Accounts receivable and unbilled revenues, net” on our condensed consolidated balance sheets.

As of March 31, 2018, for contracts with durations greater than one year (1) the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied), and (2) when we expect to recognize the revenue, were as follows:

As of March 31, 2018	2019	2020	2021	2022	2023	Thereafter	Total
(Millions)

Revenue expected to be recognized on multiyear capacity and carbon-free energy sale contracts	$—	$14	$8	$3	$3	$4	$32
Revenue expected to be recognized on multiyear renewable energy credit sale contracts	25	15	7	4	1	1	53
Total operating revenues	$25	$29	$15	$7	$4	$5	$85

We did not include disclosures for unsatisfied performance obligations for Gas in the table above due to the expected sale of the Gas business in the second quarter of 2018. We do not disclose information about remaining performance obligations for (i) contracts with an original expected duration of one year or less and (ii) contracts for which we recognize revenue in the amount to which we have the right to invoice (e.g., usage-based pricing terms).

Note 5. Regulatory Assets and Liabilities

Pursuant to the requirements concerning accounting for regulated operations, our utilities capitalize, as regulatory assets, incurred and accrued costs that are probable of recovery in future electric and natural gas rates. We base our assessment of whether recovery is probable on the existence of regulatory orders that allow for recovery of certain costs over a specific period, or allow for reconciliation or deferral of certain costs. When costs are not treated in a specific order, we use regulatory precedent to determine if recovery is probable. Our operating utilities also record, as regulatory liabilities, obligations to refund previously collected revenue or to spend revenue collected from customers on future costs. The primary items that are not included in the rate base or accruing carrying costs are the regulatory assets for qualified pension and other postretirement benefits, which reflect unrecognized actuarial gains and losses, debt premium, environmental remediation costs, which is primarily the offset of accrued liabilities for future spending, unfunded future income taxes, which are the offset to the unfunded future deferred income tax liability recorded, asset retirement obligations, hedge losses and contracts for differences. The total net amount of these items is approximately $1,867 million.

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

On June 30, 2017, The Southern Connecticut Gas Company (SCG) filed an application with PURA for new tariffs to become effective January 1, 2018.  SCG requested a three-year rate plan for calendar years 2018, 2019 and 2020 and a proposed ROE of 9.95%.  SCG also requested to implement a RDM and Distribution Integrity Management Program (DIMP) mechanism similar to the mechanisms authorized for Connecticut Natural Gas Corporation (CNG). On October 16, 2017, SCG, Prosecutorial Staff from PURA, and the Connecticut Office of Consumer Counsel (OCC) filed an amended settlement agreement with PURA for approval, which included among other items, the implementation of an RDM, ESM and the DIMP as proposed by SCG, the amortization of certain regulatory liabilities (most notably accumulated hardship deferral balances and certain accumulated deferred income taxes) and tariff increases based on an ROE of 9.25% and approximately 52% equity level. Any dollars due to customers from the ESM will be first applied against any environmental regulatory asset balance as defined in the settlement agreement (if one exists at that time) or refunded to customers through a bill credit if such environmental regulatory asset balance does not exist. The parties also agreed on a three-year rate plan with rate increases of $1.5 million, $4.7 million and $5.0 million in 2018, 2019, and 2020, respectively. PURA approved the amended rate case settlement agreement on December 13, 2017, and new tariffs became effective on January 1, 2018.

Current and non-current regulatory assets as of March 31, 2018 and December 31, 2017, respectively, consisted of:

	March 31,	December 31,
As of	2018	2017
(Millions)
Current
Pension and other post-retirement benefits cost deferrals	$24	$24
Pension and other post-retirement benefits	11	7
Storm costs	46	46
Temporary supplemental assessment surcharge	1	—
Reliability support services	27	27
Revenue decoupling mechanism	19	21
Transmission revenue reconciliation mechanism	3	8
Electric supply reconciliation	23	—
Hedges losses	11	3
Contracts for differences	8	9
Hardship programs	13	14
Deferred property tax	10	10
Plant decommissioning	6	6
Deferred purchased gas	2	31
Deferred transmission expense	38	37
Environmental remediation costs	13	13
Other	54	51
Total Current Regulatory Assets	309	307
Non-current
Pension and other post-retirement benefits cost deferrals	111	110
Pension and other post-retirement benefits	1,116	1,162
Storm costs	284	254
Deferred meter replacement costs	29	29
Unamortized losses on reacquired debt	17	17
Environmental remediation costs	280	283
Unfunded future income taxes	376	376
Asset retirement obligation	19	18
Deferred property tax	10	14
Federal tax depreciation normalization adjustment	154	155
Merger capital expense target customer credit	2	2
Debt premium	128	131
Reliability support services	4	10
Plant decommissioning	7	9
Contracts for differences	95	84
Hardship programs	10	13
Deferred income taxes regulatory	20	—
Other	72	71
Total Non-current Regulatory Assets	$2,734	$2,738

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

“Storm costs” for Central Maine Power (CMP), NYSEG and RG&E are allowed in rates based on an estimate of the routine costs of service restoration. The companies are also allowed to defer unusually high levels of service restoration costs resulting from major storms when they meet certain criteria for severity and duration. Storm costs in the amount of $123 million at NYSEG are being recovered over ten-year period and the remaining portion is being amortized over five years following the approval of the Joint Proposal by the NYPSC. UI is allowed to defer costs associated with any storm totaling $1 million or greater for future recovery. UI’s storm regulatory asset balance was $0 as of March 31, 2018.

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

“Reliability support services” represents the difference between actual expenses for reliability support services and the amount provided for in rates.

“Other” includes post term amortization deferrals and various items subject to reconciliation including rate change levelization, loss on re-acquired debt and power tax deferral.

Current and non-current regulatory liabilities as of March 31, 2018 and December 31, 2017, respectively, consisted of:

	March 31,	December 31,
As of	2018	2017
(Millions)
Current
Non by-passable charges	$8	$5
Energy efficiency portfolio standard	46	37
Gas supply charge and deferred natural gas cost	13	4
Transmission revenue reconciliation mechanism	15	14
Pension and other post-retirement benefits	1	1
Pension and other post-retirement benefits cost deferrals	14	14
Carrying costs on deferred income tax bonus depreciation	23	21
Carrying costs on deferred income tax - Mixed Services 263(a)	5	5
Yankee DOE Refund	—	4
Merger related rate credits	—	1
Revenue decoupling mechanism	5	4
Stranded costs	13	17
Other	59	51
Total Current Regulatory Liabilities	202	178
Non-current
Accrued removal obligations	1,143	1,132
Tax Act - remeasurement	1,562	1,515
Asset sale gain account	10	10
Carrying costs on deferred income tax bonus depreciation	66	72
Economic development	32	32
Merger capital expense target customer credit account	6	6
Pension and other post-retirement benefits cost deferrals	70	74
Positive benefit adjustment	38	39
New York state tax rate change	6	6
Theoretical reserve flow thru impact	18	19
Deferred property tax	21	19
Net plant reconciliation	10	10
Variable rate debt	35	33
Carrying costs on deferred income tax - Mixed Services 263(a)	19	20
Rate refund – FERC ROE proceeding	27	27
Transmission congestion contracts	20	19
Merger-related rate credits	20	20
Accumulated deferred investment tax credits	13	13
Asset retirement obligation	13	13
Earning sharing provisions	15	22
Middletown/Norwalk local transmission network service collections	18	19
Excess generation service charge	—	2
Low income programs	39	42
Non-firm margin sharing credits	12	8
Deferred income taxes regulatory	—	13
Other	74	67
Total Non-current Regulatory Liabilities	$3,287	$3,252

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

“Merger-related rate credits” resulted from the acquisition of UIL. This is being used to moderate increases in rates. In the three months ended March 31, 2018 and 2017, respectively, $1 and $2 million of rate credits was applied against customer bills.

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

•

CfDs entered into by UI are marked-to-market based on a probability-based expected cash flow analysis that is discounted at risk-free interest rates and an adjustment for non-performance risk using credit default swap rates. We include the fair value measurement for these contracts in Level 3 (See Note 7 for further discussion of CfDs).

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

Restricted cash was $5 million as of both March 31, 2018 and December 31, 2017, which is included in “Other Assets” on the balance sheet.

The financial instruments measured at fair value as of March 31, 2018 and December 31, 2017, respectively, consisted of:

As of March 31, 2018	Level 1	Level 2	Level 3	Netting	Total
(Millions)
Securities portfolio (available for sale)	$41	$—	$—	$—	$41
Derivative assets
Derivative financial instruments - power	4	36	76	(40)	76
Derivative financial instruments - gas	—	10	39	(52)	-3
Contracts for differences	—	—	10	—	10
Total	4	46	125	(92)	83
Derivative liabilities
Derivative financial instruments - power	(16)	(21)	(16)	46	(7)
Derivative financial instruments - gas	—	(15)	(5)	13	(7)
Contracts for differences	—	—	(113)	—	(113)
Derivative financial instruments - other	—	—	—	—	—
Total	$(16)	$(36)	$(134)	$59	$(127)

As of December 31, 2017	Level 1	Level 2	Level 3	Netting	Total
(Millions)
Securities portfolio (available for sale)	$41	$—	$—	$—	$40
Derivative assets
Derivative financial instruments - power	14	30	74	(49)	69
Derivative financial instruments - gas	89	18	64	(146)	25
Contracts for differences	—	—	12	—	12
Total	103	48	150	(195)	106
Derivative liabilities
Derivative financial instruments - power	(14)	(17)	(15)	37	(9)
Derivative financial instruments - gas	(80)	(20)	(25)	110	(15)
Contracts for differences	—	—	(104)	—	(104)
Total	$(94)	$(37)	$(144)	$147	$(128)

Included in the derivative financial instruments – gas are derivative assets and liabilities of Gas segment classified as held for sale on the condensed consolidated balance sheet as of December 31, 2017. See Note 20 – Assets Held For Sale for further discussion.

The reconciliation of changes in the fair value of financial instruments based on Level 3 inputs for the three months ended March 31, 2018 and 2017, respectively, is as follows:

	Three Months Ended
	March 31,
(Millions)	2018	2017
Fair Value Beginning of Period,	$6	$31
Gains recognized in operating revenues	5	12
(Losses) recognized in operating revenues	(4)	(2)
Total gains recognized in operating revenues	1	10
Gains recognized in OCI	—	1
(Losses) recognized in OCI	(2)	(1)
Total gains recognized in OCI	(2)	—
Net change recognized in regulatory assets and liabilities	(11)	(5)
Purchases	(2)	3
Settlements	(1)	(6)
Fair Value as of March 31,	$(9)	$33
Gains for the period included in operating revenues attributable to the change in unrealized gains relating to financial instruments still held at the reporting date	$1	$10

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

As of March 31, 2018
Instruments	Instrument Description	Valuation Technique	Valuation Inputs	Index	Avg.	Max.	Min.
Fixed price power and gas swaps	Transactions with delivery periods	Transactions are valued against forward market prices	Observable and extrapolated forward gas and power prices not all of which can be	NYMEX ($/MMBtu)	$3.02	$3.93	$2.35
with delivery	exceeding two	on a	corroborated by	Indiana hub ($/MWh)	$31.32	$65.55	$18.53
period > two	years	discounted	market data for	Mid C ($/MWh)	$23.68	$46.50	$(0.50)
years		basis	identical or	Minn hub ($/MWh)	$25.90	$62.33	$9.56
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

The determination of fair value of the CfDs (see Note 7 for further discussion of CfDs) was based on a probability-based expected cash flow analysis that was discounted at risk-free interest rates, as applicable, and an adjustment for non-performance risk using credit default swap rates. Certain management assumptions were required, including development of pricing that extended over the term of the contracts. We believe this methodology provides the most reasonable estimates of the amount of future discounted cash flows associated with the CfDs. Additionally, on a quarterly basis, we perform analytics to ensure that the fair value of the derivatives is consistent with changes, if any, in the various fair value model inputs. Significant isolated changes in the risk of non-performance, the discount rate or the contract term pricing would result in an inverse change in the fair value of the CfDs. Additional quantitative information about Level 3 fair value measurements of the CfDs is as follows:

Range at
Unobservable Input	March 31, 2018
Risk of non-performance	0.66% - 0.69%
Discount rate	2.27% - 2.74%
Forward pricing ($ per MW)	$4.30 - $9.55

Fair Value of Debt

As of March 31, 2018 and December 31, 2017, debt consisted of first mortgage bonds, fixed and variable unsecured pollution control notes, other various non-current debt securities and obligations under capital leases. The estimated fair value of debt amounted to $5,625 million and $5,799 million as of March 31, 2018 and December 31, 2017, respectively. The estimated fair value was determined, in most cases, by discounting the future cash flows at market interest rates. The interest rates used to make these calculations take into account the risks associated with the electricity industry and the credit ratings of the borrowers in each case. The fair value hierarchy pertaining to the fair value of debt is considered as Level 2, except for unsecured pollution control notes-variable with a fair value of $61 million as of both March 31, 2018 and December 31, 2017, which are considered Level 3. The fair value of these unsecured pollution control notes-variable are determined using unobservable interest rates as the market for these notes is inactive.

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

The amount recognized in regulatory assets for electricity derivatives was a loss of $11.5 million and $0.2 million as of March 31, 2018 and December 31, 2017, respectively. The amount reclassified from regulatory assets and liabilities into income, which is included in electricity purchased, was a gain of $5.8 million and a loss of $10.9 million, for the three months ended March 31, 2018 and 2017, respectively.

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

The amount recognized in regulatory assets for natural gas hedges was a loss of $0.2 million and $2.5 million as of March 31, 2018 and December 31, 2017, respectively. The amount reclassified from regulatory assets and liabilities into income, which is included in natural gas purchased, was a loss of $1.7 million and a gain of $0.6 million, for the three months ended March 31, 2018 and 2017, respectively.

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

PURA has determined that costs associated with these CfDs will be fully recoverable by UI and CL&P through electric rates, and UI has deferred recognition of costs (a regulatory asset) or obligations (a regulatory liability), including carrying costs. For those CfDs signed by CL&P, UI records its approximate 20% portion pursuant to the cost-sharing agreement noted above. As of March 31, 2018, UI has recorded a gross derivative asset of $10 million ($0 of which is related to UI’s portion of the CfD signed by CL&P), a regulatory asset of $103 million, a gross derivative liability of $113 million ($100 million of which is related to UI’s portion of the CfD signed by CL&P) and a regulatory liability of $0. As of December 31, 2017, UI had recorded a gross derivative asset of $12 million ($0 of which is related to UI’s portion of the CfD signed by CL&P), a regulatory asset of $93 million, a gross derivative liability of $104 million ($90 million of which is related to UI’s portion of the CfD signed by CL&P) and a regulatory liability of $0.

The unrealized gains and losses from fair value adjustments to these derivatives, which are recorded in regulatory assets or regulatory liabilities, for the three months ended March 31, 2018 and 2017, respectively, were as follows:

	Three Months Ended
	March 31,
	2018	2017
(Millions)
Derivative assets	$(2)	$5
Derivative liabilities	$(9)	$1

The net notional volumes of the outstanding derivative instruments associated with Networks activities as of March 31, 2018 and December 31, 2017, respectively, consisted of:

	March 31,	December 31,
As of	2018	2017
(Millions)
Wholesale electricity purchase contracts (MWh)	3.7	3.9
Natural gas purchase contracts (Dth)	6.7	6.1
Fleet fuel purchase contracts (Gallons)	2.0	2.1

The offsetting of derivatives, location in the condensed consolidated balance sheet and amounts of derivatives associated with Networks activities as of March 31, 2018 and December 31, 2017, respectively, consisted of:

As of March 31, 2018	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$9	$5	$3	$1
Derivative liabilities	(3)	(1)	(28)	(101)
	6	4	(25)	(100)
Designated as hedging instruments
Derivative assets	—	—	—	—
Derivative liabilities	—	—	—	—
	—	—	—	—
Total derivatives before offset of cash collateral	6	4	(25)	(100)
Cash collateral receivable	—	—	11	1
Total derivatives as presented in the balance sheet	$6	$4	$(14)	$(99)

As of December 31, 2017	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$20	$5	$13	$—
Derivative liabilities	(13)	—	(32)	(88)
	7	5	(19)	(88)
Designated as hedging instruments
Derivative assets	—	—	—	—
Derivative liabilities	—	—	—	—
	—	—	—	—
Total derivatives before offset of cash collateral	7	5	(19)	(88)
Cash collateral receivable	—	—	3	—
Total derivatives as presented in the balance sheet	$7	$5	$(16)	$(88)

The effect of derivatives in cash flow hedging relationships on Other Comprehensive Income (OCI) and income for the three months ended March 31, 2018 and 2017, respectively, consisted of:

Three Months Ended March 31,	(Loss) Recognized in OCI on Derivatives	Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income
(Millions)	Effective Portion (a)	Effective Portion (a)
2018
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

The net loss in accumulated OCI related to previously settled forward starting swaps and accumulated amortization is $66.8 million and $68.8 million as of March 31, 2018 and December 31, 2017, respectively. We recorded $2.0 million and $2.0 million in net derivative losses related to discontinued cash flow hedges for the three months ended March 31, 2018 and 2017, respectively. We will amortize approximately $8.0 million of discontinued cash flow hedges in 2018. During the three months ended March 31, 2018 and 2017, there was no ineffective portion for cash flow hedges.

The unrealized loss of $0.2 million on hedge activities is reported in OCI because the forecasted transaction is considered to be probable as of March 31, 2018. We expect that $0.2 million of those losses will be reclassified into earnings within the next twelve months. The maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted fleet fuel transactions is twelve months.

(b) Renewables and Gas activities

The below presented information includes derivative financial instruments associated with Gas activities, which were classified as held for sale in the condensed consolidated balance sheet as of December 31, 2017 (see Note 20 - Assets Held for Sale).

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

The net notional volumes of outstanding derivative instruments associated with Renewables and Gas activities as of March 31, 2018 and December 31, 2017, respectively, consisted of:

	March 31,	December 31,
As of	2018	2017
(MWh/Dth in millions)
Wholesale electricity purchase contracts	4	4
Wholesale electricity sales contracts	6	6
Natural gas and other fuel purchase contracts	19	285
Financial power contracts	12	12
Basis swaps – purchases	33	68
Basis swaps – sales	5	62

The fair values of derivative contracts associated with Renewables and Gas activities as of March 31, 2018 and December 31, 2017, respectively, consisted of:

	March 31,	December 31,
As of	2018	2017
(Millions)
Wholesale electricity purchase contracts	$(1)	$(3)
Wholesale electricity sales contracts	9	8
Natural gas and other fuel purchase contracts	(1)	19
Financial power contracts	62	55
Basis swaps – purchases	(10)	(13)
Basis swaps – sales	—	4
Total	$59	$70

The effect of trading derivatives associated with Renewables and Gas activities for the three months ended March 31, 2018 and 2017, respectively, consisted of:

	Three Months Ended
	March 31,
	2018	2017
(Millions)
Wholesale electricity purchase contracts	$1	$(3)
Wholesale electricity sales contracts	1	7
Financial power contracts	(1)	(3)
Financial and natural gas contracts	3	4
Total Gain	$4	$5

The effect of non-trading derivatives associated with Renewables and Gas activities for the three months ended March 31, 2018 and 2017, respectively, consisted of:

	Three Months Ended
	March 31,
	2018	2017
(Millions)
Wholesale electricity purchase contracts	$1	$(6)
Wholesale electricity sales contracts	—	11
Financial power contracts	3	16
Financial and natural gas contracts	5	(4)
Total Gain	$9	$17

Such gains and losses are included in “Operating revenues” and in “Purchased power, natural gas and fuel used” operating expenses in the condensed consolidated statements of income, depending upon the nature of the transaction.

The offsetting of derivatives, location in the condensed consolidated balance sheet and amounts of derivatives associated with Renewables and Gas activities as of March 31, 2018 and December 31, 2017, respectively, consisted of:

As of March 31, 2018	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$43	$100	$3	$5
Derivative liabilities	(21)	(7)	(13)	(12)
	22	93	(10)	(7)
Designated as hedging instruments
Derivative assets	4	3	—	3
Derivative liabilities	—	—	—	(5)
	4	3	—	(2)
Total derivatives before offset of cash collateral	26	96	(10)	(9)
Cash collateral receivable (payable)	(12)	(37)	—	5
Total derivatives as presented in the balance sheet	$14	$59	$(10)	$(4)

As of December 31, 2017	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$111	$99	$31	$4
Derivative liabilities	(82)	(5)	(51)	(10)
	29	94	(20)	(6)
Designated as hedging instruments
Derivative assets	24	4	—	2
Derivative liabilities	—	(1)	(3)	(3)
	24	3	(3)	(1)
Total derivatives before offset of cash collateral	53	97	(23)	(7)
Cash collateral receivable (payable)	(17)	(39)	3	3
Total derivatives as presented in the balance sheet, including assets and liabilities held for sale	$36	$58	$(20)	$(4)

The effect of derivatives in cash flow hedging relationships on OCI and income for the three months ended March 31, 2018 and 2017, respectively, consisted of:

Three Months Ended March 31,	(Loss) Gain Recognized in OCI on Derivatives	Location of Loss (Gain) Reclassified from Accumulated OCI into Income	(Gain) Loss Reclassified from Accumulated OCI into Income
(Millions)	Effective Portion (a)	Effective Portion (a)
2018
Commodity contracts	$(1)	Revenues	$(19)
Total	$(1)		$(19)
2017
Commodity contracts	$4	Revenues	$33
Total	$4		$33
(a)	Changes in OCI are reported on a pre-tax basis.

Amounts are reclassified from accumulated OCI into income in the period during which the transaction being hedged affects earnings or when it becomes probable that a forecasted transaction being hedged would not occur. Notwithstanding future changes in prices, approximately $3.7 million of gain included in accumulated OCI at March 31, 2018, is expected to be reclassified into earnings within the next twelve months. During the three months ended March 31, 2018 and 2017, we recorded a net gain of $0.1 million and a net loss of $0.3 million, respectively, in earnings as a result of ineffectiveness from cash flow hedges. The net loss in accumulated OCI related to a discontinued cash flow hedge is $0.5 million as of March 31, 2018, out of which $0.2 million will be amortized in 2018.

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

The wholesale power supply agreements of UI contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit rating on senior debt were to fall below investment grade. If such an event had occurred as of March 31, 2018, UI would have had to post an aggregate of approximately $15 million in collateral.

We have various master netting arrangements in the form of multiple contracts with various single counterparties that are subject to contractual agreements that provide for the net settlement of all contracts through a single payment. Those arrangements reduce our exposure to a counterparty in the event of default on or termination of any single contract. For financial statement presentation purposes, we offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim or the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. The amounts of cash collateral under master netting arrangements that have not been offset against net derivative positions were $2 million and $30 million as of March 31, 2018 and December 31, 2017, respectively. Derivative instruments settlements and collateral payments are included in “Other assets/liabilities” of operating activities in the condensed consolidated statements of cash flows.

Certain of our derivative instruments contain provisions that require us to maintain an investment grade credit rating on our debt from each of the major credit rating agencies. If our debt were to fall below investment grade, we would be in violation of those provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit risk related contingent features that are in a liability position as of March 31, 2018 is $11.7 million, for which we have posted collateral.

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

On March 3, 2015, the FERC issued an order on requests for rehearing of its October 16, 2014 decision. The March order upheld the FERC’s June 19, 2014 decision and further clarified that the 11.74% ROE cap will be applied on a project specific basis and not on a transmission owner’s total average transmission return. In June 2015 the NETOs and complainants both filed an appeal in the U.S. Court of Appeals for the District of Columbia of the FERC’s final order. On April 14, 2017, the Court of Appeals (the Court) vacated FERC’s decision on Complaint I and remanded it to FERC. The Court held that FERC, as directed by statute, did not determine first that the existing ROE was unjust and unreasonable before determining a new ROE. The Court ruled that FERC should have first determined that the then existing 11.14% base ROE was unjust and unreasonable before selecting the 10.57% as the new base ROE. The Court also found that FERC did not provide reasoned judgment as to why ROE of 10.57% at the midpoint of the upper end of the zone of reasonableness, is a just and reasonable ROE. Instead, FERC had only explained in its order that the midpoint of 9.39% was not just and reasonable and a higher base ROE was warranted. On June 5, 2017, the NETOs made a filing with FERC seeking to reinstate transmission rates to the status quo ante (effect of the Court vacating order is to return the parties to the rates in effect prior to FERC Final decision) as of June 8, 2017, the date the Court decision became effective. In that filing, the NETOs stated that they will not begin billing at the higher rates until 60 days after FERC has a quorum of commissioners. On October 6, 2017, FERC issued an order rejecting the NETOs request to collect transmission revenue requirements at the higher ROE of 11.14%, pending FERC order on remand.  In reaching this decision, FERC stated that it has broad remedial authority to make whatever ROE it eventually determines to be just and reasonable effective for the Complaint I refund period and prospectively from October 2014, the effective date of the Complaint I Order. Therefore FERC reasoned that the NETOs will not be harmed financially by not immediately returning to their pre-Complaint I ROE.  We anticipate FERC to address the Court decision during 2018. We cannot predict the outcome of action by FERC.

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

CMP and UI reserved for refunds for Complaints I, II and III consistent with the FERC’s March 3, 2015 final decision in Complaint I. Refunds were provided to customers for Complaint I. The CMP and UI total reserve associated with Complaints II and III is $22.7 million and $4.4 million, respectively, as of March 31, 2018, which has not changed since December 31, 2017, except for the accrual of carrying costs. If adopted as final, the impact of the initial decision would be an additional aggregate reserve for Complaints II and III of $17.1 million, which is based upon currently available information for these proceedings. We cannot predict the outcome of the Complaint II and III proceedings.

On April 29, 2016, a fourth ROE complaint (Complaint IV) was filed for a rate period subsequent to prior complaints requesting the then existing base ROE of 10.57% be reduced to 8.61% and the ROE Cap be set at 11.24%.  The NETOs filed a response to the Complaint IV on June 3, 2016. On September 20, 2016, FERC accepted the Complaint IV, established a 15-month refund effective date of April 29, 2016, and set the matter for hearing and settlement judge procedures. In April 2017, the NETOs filed for a stay in the hearings pending FERC on the Court order described above. That request was denied by the Administrative Law Judge. On November 21, 2017, the parties submitted updates to their ROE analyses and recommendations just prior to hearings with the NETOs continuing to advocate that the existing base ROE of 10.57% should remain in effect. Hearings were held in December 2017 and on March 27, 2018, the Administrative Law Judge issued a decision rejecting Complaint IV, finding the currently-filed base ROE of 10.57%, which with incentive adders may reach a maximum ROE of 11.74%, is not unjust and unreasonable, and hence is not unlawful. We cannot predict the outcome of the Complaint IV proceeding.

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

On November 16, 2017, the NYPSC announced that the Department Staff had completed their investigation into the March 2017 Windstorm and the NYPSC issued an Order Instituting Proceeding and to Show Cause. The Staff’s investigation found that RG&E and NYSEG violated certain parts of their emergency response plans, which makes them subject to possible financial penalties.  NYSEG and RG&E responded to the order in a timely manner and have entered into settlement discussions with the Department Staff. We cannot predict the outcome of this regulatory action.

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

A hearing was held before an administrative law judge of FERC in November and early December 2015. A preliminary proposed ruling by the administrative law judge was issued on April 12, 2016.  The proposed ruling found no evidence that Renewables had engaged in any unlawful market contract that would justify finding the Renewables power purchase agreements unjust and unreasonable. However, the proposed ruling did conclude that price of the power purchase agreements imposed an excessive burden on customers in the amount of $259 million. Renewables position, as presented at hearings and agreed by FERC Trial Staff, is that Renewables entered into bilateral power purchase contracts appropriately and complied with all applicable legal standards and requirements. The parties have submitted to FERC briefs on exceptions to the administrative law judge’s proposed ruling. In April 2018 Renewables requested, based on the nearly two years of delay from the preliminary proposed ruling and the Supreme Court precedent, that FERC issue a final decision expeditiously. We cannot predict the outcome of this proceeding.

Class Action Regarding LDC Gas Transportation Service on Algonquin Gas Transmission

On November 16, 2017, a class action lawsuit was filed in the U.S. District Court in Massachusetts on behalf of customers in New England against the Company and Eversource alleging that certain of their respective subsidiaries that take gas transportation service over the Algonquin Gas Transmission, AGT, which for AVANGRID would be its indirect subsidiaries SCG and CNG, engaged in pipeline capacity scheduling practices on AGT that resulted in artificially increased electricity prices in New England. These allegations were based on the conclusions of a White Paper issued by the Environmental Defense Fund (EDF), an environmental advocacy organization, on October 10, 2017, purporting to analyze the relationship between the New England electricity market and the New England local gas distribution companies. The plaintiffs assert claims under federal antitrust law, state antitrust, unfair competition and consumer protection laws, and under the common law of unjust enrichment.  They seek damages, disgorgement, restitution, injunctive relief, and attorney fees and costs. The Company filed a Motion to Dismiss all of the claims on January 29, 2018.  On February 27, 2018, the FERC released the results of a FERC staff inquiry into the pipeline capacity scheduling practices on the AGT. The inquiry arose out of the allegations made by the EDF in its White Paper. FERC announced that, based on an extensive review of public and non-public data, it had determined that the EDF study was flawed and led to incorrect conclusions. FERC also stated that the staff inquiry revealed no evidence of anticompetitive withholding of natural gas pipeline capacity on the AGT and that it would take no further action on the matter. On March 28, 2018, the plaintiffs filed a consolidated amended complaint, repeating the prior claims, except omitting the common law claim of unjust enrichment. On April 27, 2018, the Company filed a Motion to Dismiss all of the claims based on federal preemption and lack of any evidence of antitrust behavior, citing, among other reasons, the results of the FERC staff inquiry conclusion. Nevertheless, we cannot predict the outcome of this class action lawsuit.

Guarantee Commitments to Third Parties

As of March 31, 2018, we had approximately $2.2 billion of standby letters of credit, surety bonds, guarantees and indemnifications outstanding. These instruments provide financial assurance to the business and trading partners of AVANGRID and its subsidiaries in their normal course of business.  The instruments only represent liabilities if AVANGRID or its subsidiaries fail to deliver on contractual obligations. We therefore believe it is unlikely that any material liabilities associated with these instruments will be incurred and, accordingly, as of March 31, 2018, neither we nor our subsidiaries have any liabilities recorded for these instruments.

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

We have recorded an estimated liability of $5 million related to ten of the twenty-five sites. We have paid remediation costs related to the remaining fifteen sites and do not expect to incur additional liabilities. Additionally, we have recorded an estimated liability of $8 million related to another ten sites where we believe it is probable that we will incur remediation costs and or monitoring costs, although we have not been notified that we are among the potentially responsible parties or that we are regulated under State Resource Conservation and Recovery Act programs. We recorded a corresponding regulatory asset because we expect to recover these costs in rates. It is possible the ultimate cost to remediate these sites may be significantly more than the accrued amount. Our estimate for costs to remediate these sites ranges from $12 million to $21 million as of March 31, 2018. Factors affecting the estimated remediation amount include the remedial action plan selected, the extent of site contamination, and the allocation of the clean-up costs.

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

Our estimate for all costs related to investigation and remediation of the fifty-three sites ranges from $213 million to $442 million as of March 31, 2018. Our estimate could change materially based on facts and circumstances derived from site investigations, changes in required remedial actions, changes in technology relating to remedial alternatives, and changes to current laws and regulations.

Certain Connecticut and Massachusetts regulated gas companies own or have previously owned properties where MGPs had historically operated. MGP operations have led to contamination of soil and groundwater with petroleum hydrocarbons, benzene and metals, among other things, at these properties, the regulation and cleanup of which is regulated by the federal Resource Conservation and Recovery Act as well as other federal and state statutes and regulations. Each of the companies has or had an ownership interest in one or more such properties contaminated as a result of MGP-related activities. Under the existing regulations, the cleanup of such sites requires state and at times, federal, regulators’ involvement and approval before cleanup can commence. In certain cases, such contamination has been evaluated, characterized and remediated. In other cases, the sites have been evaluated and characterized, but not yet remediated. Finally, at some of these sites, the scope of the contamination has not yet been fully characterized; no liability was recorded in respect of these sites as of March 31, 2018 and no amount of loss, if any, can be reasonably estimated at this time. In the past, the companies have received approval for the recovery of MGP-related remediation expenses from customers through rates and will seek recovery in rates for ongoing MGP-related remediation expenses for all of their MGP sites.

As of March 31, 2018 and December 31, 2017, the liability associated with other MGP sites in Connecticut, the remediation costs of which could be significant and will be subject to a review by PURA as to whether these costs are recoverable in rates, was $99 million and $100 million, respectively.

The total liability to investigate and perform remediation at the known inactive MGP sites and other sites was $387 million and $389 million as of March 31, 2018 and December 31, 2017, respectively. We recorded a corresponding regulatory asset, net of insurance recoveries and the amount collected from FirstEnergy, as described below, because we expect to recover the net costs in rates. Our environmental liability accruals are recorded on an undiscounted basis and are expected to be paid through the year 2054.

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

Century Indemnity and OneBeacon have answered admitting issuance of the excess policies, but contesting coverage and providing documentation proving they received notice of the claims in the 1990s. On March 31, 2017, the District Court granted motions filed by Century Indemnity and One Beacon dismissing all of NYSEG’s claims against both defendants on the grounds of late notice.  NYSEG filed a motion with the District Court on April 14, 2017 seeking reconsideration of the Court’s decision, which was denied by an order dated March 27, 2018. NYSEG filed a notice appealing the District Court’s dismissal on April 9, 2018. We cannot predict the outcome of this matter; however, any recovery will be flowed through to NYSEG ratepayers.

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

As of December 31, 2017, we reserved $25 million for this matter. As of March 31, 2018, the reserve amount remained unchanged. We cannot predict the outcome of this matter.

Note 10. Post-retirement and Similar Obligations

We made $2 million of pension contributions for the three months ended March 31, 2018. We expect to make additional contributions of $46 million for the remainder of 2018.

The components of net periodic benefit cost for pension benefits for the three months ended March 31, 2018 and 2017, respectively, consisted of:

	Three Months Ended
	March 31,
	2018	2017
(Millions)
Service cost	$11	$11
Interest cost	32	35
Expected return on plan assets	(50)	(50)
Amortization of:
Prior service costs	—	—
Actuarial loss	38	32
Net Periodic Benefit Cost	$31	$28

The components of net periodic benefit cost for postretirement benefits for the three months ended March 31, 2018 and 2017, respectively, consisted of:

	Three Months Ended
	March 31,
	2018	2017
(Millions)
Service cost	$1	$1
Interest cost	4	5
Expected return on plan assets	(2)	(2)
Amortization of:
Prior service costs	(2)	(2)
Actuarial loss	1	1
Net Periodic Benefit Cost	$2	$3

Beginning in 2018, in the condensed consolidated statement of income, we include the service cost component in other operating expenses net of capitalized portion, and include the components of net periodic benefit cost other than the service cost component in the line item “Other income / (expense).”

Note 11. Equity

As of March 31, 2018, our share capital consisted of 500,000,000 shares of common stock authorized, 309,752,140 shares issued and 309,086,480 shares outstanding, 81.5% of which is owned by Iberdrola, each having a par value of $0.01, for a total value of common stock capital of $3 million and additional paid in capital of $13,654 million. As of December 31, 2017, our share capital consisted of 500,000,000 shares of common stock authorized, 309,670,932 shares issued and 309,005,272 shares outstanding, 81.5% of which was owned by Iberdrola, each having a par value of $0.01, for a total value of common stock capital of $3 million and additional paid in capital of $13,653 million. We had 485,810 shares of common stock held in trust and no convertible preferred shares outstanding as of both March 31, 2018 and December 31, 2017, respectively. During the three months ended March 31, 2018, we issued 81,208 shares of common stock each having a par value of $0.01 and released no shares of common stock held in trust. During the three months ended March 31, 2017, we issued 70,493 shares of common stock and released 5,649 shares of common stock held in trust each having a par value of $0.01.

On April 28, 2016, we entered into a repurchase agreement with J.P. Morgan Securities, LLC. (JPM), pursuant to which JPM will, from time to time, acquire, on behalf of AVANGRID, shares of common stock of AVANGRID. The purpose of the stock repurchase program is to allow AVANGRID to maintain the relative ownership percentage by Iberdrola at 81.5%. The stock repurchase program may be suspended or discontinued at any time upon notice. Out of a total of 179,850 treasury shares of common stock of AVANGRID as of March 31, 2018, 115,831 shares were repurchased during 2016 and 64,019 shares were repurchased in May 2017, all in the open market. The total cost of repurchases, including commissions, was $8 million as of March 31, 2018.

Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Gain (Loss) for the three months ended March 31, 2018 and 2017, respectively, consisted of:

	As of December 31,	Adoption of new accounting	Three Months Ended March 31,	As of March 31,	As of December 31,	Three Months Ended March 31,	As of March 31,
	2017	standard	2018	2018	2016	2017	2017
(Millions)
Loss on revaluation of defined benefit plans	$(14)	$—	$—	$(14)	$(14)	$—	$(14)
Loss for nonqualified pension plans	(6)	(1)	—	(7)	(7)	—	(7)
Unrealized gain (loss) during period on derivatives qualifying as cash flow hedges, net of income tax expense of $1.3 for 2017	30	—	—	30	5	2	7
Reclassification to net income of losses (gains) on cash flow hedges, net of income tax (benefit) expense of $(7.5) for 2018 and $13.6 for 2017(a)	(56)	—	(10)	(66)	(70)	23	(47)
Gain (loss) on derivatives qualifying as cash flow hedges	(26)	—	(10)	(36)	(65)	25	(40)
Accumulated Other Comprehensive (Loss) Gain	$(46)	$(1)	$(10)	$(57)	$(86)	$25	$(61)

(a)	Reclassification is reflected in the operating expenses line item in the condensed consolidated statements of income.

Note 12. Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to AVANGRID by the weighted-average number of shares of our common stock outstanding. During the three months ended March 31, 2018 and 2017, while we did have securities that were dilutive, these securities did not result in a change in our earnings per share calculation for the three months ended March 31, 2018 and 2017.

The calculations of basic and diluted earnings per share attributable to AVANGRID, for the three months ended March 31, 2018 and 2017, respectively, consisted of:

	Three Months Ended
	March 31,
	2018	2017
(Millions, except for number of shares and per share data)
Numerator:
Net income attributable to AVANGRID	$244	$239
Denominator:
Weighted average number of shares outstanding - basic	309,513,640	309,508,889
Weighted average number of shares outstanding - diluted	309,793,064	309,837,442
Earnings per share attributable to AVANGRID
Earnings Per Common Share, Basic	$0.79	$0.77
Earnings Per Common Share, Diluted	$0.79	$0.77

Note 13. Segment Information

Our segment reporting structure uses our management reporting structure as its foundation to reflect how AVANGRID manages the business internally and is organized by type of business. We report our financial performance based on the following two reportable segments:

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

Based on the quantitative assessment and due to the disposition of gas trading and storage businesses (see Note 20 – Assets Held For Sale for further discussion) Gas segment no longer meets the reportable segment criteria effective in the first quarter of 2018. As a result, the prior period segment information has been restated to conform to the 2018 presentation.

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

Segment information as of and for the three months ended March 31, 2018, consisted of:

Three Months Ended March 31, 2018	Networks	Renewables	Other (a)	AVANGRID Consolidated
(Millions)
Revenue - external	$1,549	$283	$33	$1,865
Revenue - intersegment	3	1	(4)	—
Loss from assets held for sale	—	—	5	5
Depreciation and amortization	118	85	—	203
Operating income (loss)	344	44	15	403
Adjusted EBITDA	462	129	20	611
Earnings (losses) from equity method investments	2	—	—	2
Interest expense, net of capitalization	60	8	6	74
Income tax expense (benefit)	64	(8)	16	72
Capital expenditures	282	116	1	399
As of March 31, 2018
Property, plant and equipment	13,996	8,754	7	22,757
Equity method investments	144	204	—	348
Total assets	$21,481	$11,427	$(1,425)	$31,483

(a)	Includes Corporate, Gas and intersegment eliminations.

Included in revenue-external for the three months ended March 31, 2018, are: $955 million from regulated electric operations, $600 million from regulated gas operations and $(6) million amounts from other operations of Networks; $283 million from renewable energy generation of Renewables.

Segment information for the three months ended March 31, 2017, consisted of:

Three Months Ended March 31, 2017	Networks	Renewables	Other (a)	AVANGRID Consolidated
(Millions)
Revenue - external	$1,460	$285	$13	$1,758
Revenue - intersegment	(1)	2	(1)	—
Depreciation and amortization	113	78	6	197
Operating income (loss)	365	56	6	427
Adjusted EBITDA	478	133	13	624
Earnings (losses) from equity method investments	4	(2)	—	2
Interest expense, net of capitalization	63	7	1	71
Income tax expense (benefit)	116	(21)	8	103
Capital expenditures	267	257	1	525
As of December 31, 2017
Property, plant and equipment	13,876	8,786	7	22,669
Equity method investments	147	205	—	352
Total assets	$21,411	$11,308	$(1,048)	$31,671

(a)	Includes Corporate, Gas and intersegment eliminations.

Included in revenue-external for the three months ended March 31, 2017, are: $921 million from regulated electric operations, $537 million from regulated gas operations and $2 million amounts from other operations of Networks; $285 million from renewable energy generation of Renewables.

Reconciliation of consolidated Adjusted EBITDA to the AVANGRID consolidated Net Income for the three months ended March 31, 2018 and 2017, respectively, is as follows:

	Three Months Ended
	March 31,
	2018	2017
(Millions)
Consolidated Adjusted EBITDA	$611	$624
Less:
Loss from assets held for sale	5	—
Depreciation and amortization	203	197
Interest expense, net of capitalization	74	71
Income tax expense	72	103
Add:
Other expense	(21)	(16)
Earnings from equity method investments	2	2
Consolidated Net Income	$238	$239

Note 14. Related Party Transactions

We engage in related party transactions that are generally billed at cost and in accordance with applicable state and federal commission regulations.

Related party transactions for the three months ended March 31, 2018 and 2017, respectively, consisted of:

Three Months Ended March 31,	2018		2017
(Millions)	Sales To	Purchases From	Sales To	Purchases From
Iberdrola Canada Energy Services, Ltd	$—	$(4)	$—	$(10)
Iberdrola Renovables Energía, S.L.	—	(3)	—	(2)
Iberdrola, S.A.	—	(14)	—	(9)
Iberdrola Energia Monterrey, S.A. de C.V.	3	—	15	—
Other	1	(1)	1	—

In addition to the statements of income items above, we made purchases of turbines for wind farms from Siemens-Gamesa, in which Iberdrola has an 8.1% ownership. The amounts capitalized for these transactions were $0 and $266 million for the periods ended March 31, 2018 and December 31, 2017, respectively.

Related party balances as of March 31, 2018 and December 31, 2017, respectively, consisted of:

As of	March 31, 2018		December 31, 2017
(Millions)	Owed By	Owed To	Owed By	Owed To
Iberdrola Canada Energy Services, Ltd.	$—	$(31)	$—	$(31)
Siemens-Gamesa	1	(47)	2	(51)
Iberdrola, S.A.	—	(14)	1	(32)
Iberdrola Renovables Energía, S.L.	—	(3)	—	—
Iberdrola Energia Monterrey, S.A. de C.V.	—	—	1	—
Other	7	(1)	6	(4)

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

Transactions with Iberdrola Canada Energy Services (ICES) predominantly relate to the purchase of gas for ARHI’s gas-fired cogeneration facility in Klamath, Oregon. Included in the amounts owed to ICES is the balance of notes payable of $31 million and $29 million as of March 31, 2018 and December 31, 2017, respectively.

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

Networks holds an approximate 20% ownership interest in the regulated New York TransCo, LLC (New York TransCo). Through New York TransCo, Networks has formed a partnership with Central Hudson Gas and Electric Corporation, Consolidated Edison, Inc., National Grid, plc and Orange and Rockland Utilities, Inc. to develop a portfolio of interconnected transmission lines and substations to fulfill the objectives of the New York energy highway initiative, which is a proposal to install up to 3,200 MW of new electric generation and transmission capacity in order to deliver more power generated from upstate New York power plants to downstate New York. As of both March 31, 2018 and December 31, 2017, the amount receivable from New York TransCo was $6 million.

AVANGRID manages its overall liquidity position as part of the broader Iberdrola Group and is a party to a liquidity agreement with a financial institution, along with certain members of the Iberdrola Group. Cash surpluses remaining after meeting the liquidity requirements of AVANGRID and its subsidiaries may be deposited at the financial institution. Deposits, or credit balances, serve as collateral against the debit balances of other parties to the liquidity agreement. The balance at both March 31, 2018 and December 31, 2017, was zero.

Note 15. Supplemental Balance Sheet Information

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

We establish provisions for uncollectible accounts for DPAs by using both historical average loss percentages to project future losses and by establishing specific provisions for known credit issues. Amounts are written off when reasonable collection efforts have been exhausted. DPA receivable balances were $59 million and $55 million at March 31, 2018 and December 31, 2017, respectively. The allowance for doubtful accounts for DPAs at March 31, 2018 and December 31, 2017, was $31 million and $30 million, respectively. Furthermore, the provision for bad debts associated with the DPAs for the three months ended March 31, 2018 and 2017 was $1 million for both periods.

Prepayments and other current assets

Included in “Prepayments and other current assets” are $151 million and $194 million of prepaid other taxes as of March 31, 2018 and December 31, 2017, respectively.

Property, plant and equipment and intangible assets

The accumulated depreciation and amortization as of March 31, 2018 and December 31, 2017, respectively, were as follows:

	March 31,	December 31,
As of	2018	2017
(Millions)
Property, plant and equipment
Accumulated depreciation	$7,767	$7,497
Intangible assets
Accumulated amortization	$280	$276

Note 16. Income Tax Expense

The effective tax rate, inclusive of federal and state income tax, for the three months ended March 31, 2018, was 23.2%, which is higher than the 21% statutory federal income tax rate, applicable in 2018, predominantly due to discrete tax adjustments recorded during the period offset by the recognition of production tax credits associated with wind production. The effective tax rate, inclusive of federal and state income tax, for the three months ended March 31, 2017, was 30.1%, which was lower than the 35% statutory federal income tax rate, applicable in 2017, predominantly due to the recognition of production tax credits associated with wind production. Additionally, $14 million in income tax expense for the three months ended March 31, 2017, is due to unfunded future income tax to reflect the change from a flow through to normalization method, which was recorded as an increase to revenue, with an offsetting and equal increase to income tax expense. This was offset by other discrete tax adjustments during the period.

Note 17. Stock-Based Compensation Expense

Pursuant to the 2016 Avangrid, Inc. Omnibus Incentive Plan 21,532 additional performance stock units (PSUs) were granted to certain officers and employees of AVANGRID in March 2018. The PSUs will vest upon achievement of certain performance- and market-based metrics related to the 2016 through 2019 plan and will be payable in three equal installments in 2020, 2021 and 2022. The fair value on the grant date was determined based on $31.80 per share.

The total stock-based compensation (credit) expense, which is included in operations and maintenance of the condensed consolidated statements of income, for the three months ended March 31, 2018 and 2017 was $(0.1) million and $1.3 million, respectively.

Before 2016, AVANGRID’s historical stock-based compensation expense and liabilities were based on shares of Iberdrola and not on shares of AVANGRID. These Iberdrola shares-based awards were early terminated at the end of 2015, and the remaining liability was settled in March 2018. The total liability relating to those awards, which was included in other current liabilities, was $5.5 million as of December 31, 2017.

Note 18. Variable Interest Entities

We participate in certain partnership arrangement that qualify as variable interest entities (VIEs). These arrangements consist of tax equity financing arrangements (TEFs) and partnerships in which an investor holds a noncontrolling interest and the investor does not have substantive kick-out or participating rights.

The sale of a membership interest in the TEFs represents the sale of an equity interest in a structure that is considered a sale of non-financial assets. Under the sale of non-financial assets, the membership interests in the TEFs we sell to third-party investors are reflected as noncontrolling interest in the condensed consolidated balance sheets valued based on a HLBV model. Earnings from the TEFs are recognized in earnings attributable to noncontrolling interests in the condensed consolidated statements of income. We consolidate the entities that have TEFs based on being the primary beneficiary for these VIEs.

The assets and liabilities of the VIEs totaled approximately $1,432 million and $91 million, respectively, at March 31, 2018. As of December 31, 2017, the assets and liabilities of VIEs totaled approximately $1,441 million and $185 million, respectively. At March 31, 2018 and December 31, 2017, the assets and liabilities of the VIEs consisted primarily of property, plant and equipment, equity method investments and TEF liabilities. At March 31, 2018 and December 31, 2017, equity method investments of VIEs were approximately $106 million and $107 million, respectively.

At March 31, 2018 we consider Aeolus Wind Power II LLC and Aeolus Wind Power IV LLC, (collectively, Aeolus) to be TEFs and El Cabo Wind, LLC to be a VIE.

We retain a class of membership interest and day-to-day operational and management control of Aeolus, subject to investor approval of certain major decisions. The third-party investors do not receive a lien on any Aeolus assets and have no recourse against us for their upfront cash payments

Wind power generation is subject to certain favorable tax treatments in the U.S. In order to monetize the tax benefits generated by Aeolus, we have entered into the Aeolus structured institutional partnership investment transactions related to certain wind farms. Under the Aeolus structures, we contribute certain wind assets, relating both to existing wind farms and wind farms that are being placed into operation at the time of the relevant transaction, and other parties invest in the share equity of the Aeolus limited liability holding company. As consideration for their investment, the third parties make either an upfront cash payment or a combination of upfront cash and issuance of fixed and contingent notes.

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

Note 19. Restructuring and Severance Related Expenses

In 2017, we announced initial targeted voluntary workforce reductions, predominantly within the Networks segment. Those actions primarily include: reducing our workforce through voluntary programs in various other areas to better align our people resources with business demands and priorities; reorganizing our human resources function to substantially consolidate in Connecticut, as well as related costs to vacate a lease and relocate employees; and reducing our information technology (IT) workforce to make increasing use of external services for operations, support, and development of systems. Those decisions and transactions resulted in restructuring charges recorded in the three months ended March 31, 2018 for severance expenses of $1.2 million, which are included in “Operations and maintenance” in the condensed consolidated statements of income. The remaining costs for severance agreements are being accrued ratably over the remaining service periods, which span intermittent periods through December 2018. Accordingly, the Company expects additional costs to be incurred in 2018 related to the remaining employee service periods under the severance plans. For the three months ended March 31, 2018, the severance and lease restructuring charges reserves, which are recorded in “Other current liabilities” and “Other liabilities”, consisted of:

Three Months Ended March 31, 2018
(Millions)
Beginning Balance	$5
Restructuring and severance related expenses	1
Payments	—
Ending Balance	$6

Note 20. Assets Held For Sale

In December 2017, our management committed to a plan to sell the gas trading and storage businesses because they represent non-core businesses that were not aligned with our strategic objectives. As a result, we determined that the assets and liabilities associated with our gas trading and storage businesses met the criteria for classification as assets held for sale, but did not meet the criteria for classification as discontinued operations.  On March 1, 2018, the Company closed a transaction to sell Enstor Energy Services, LLC, which operated AVANGRID’s gas trading business, to CCI U.S. Asset Holdings LLC, a subsidiary of Castleton Commodities International, LLC (CCI) for $66 million, subject to working capital, cash, and other adjustments. The transaction price did not differ materially from the estimated fair value of our gas trading business at December 31, 2017, but is subject to adjustment based on closing and other contract provisions, including certain transition services. On May 1, 2018, the Company closed a transaction to sell Enstor Gas, LLC, which operated AVANGRID’s gas storage business, to Amphora Gas Storage USA, LLC for $66 million, subject to working capital, cash, and other adjustments. The transaction price was lower than the estimated fair value of our gas storage business at March 31, 2018 by approximately $9 million due to initial working capital and other adjustments. The agreement to sell Enstor Gas,

LLC contains, among other things, a transition services agreement which obligates ARHI to provide certain transition services for up to one year after the closing date, along with representations, warranties, and covenants customary for a transaction of this nature. In connection with the held for sale classification, we recorded a loss from held for sale measurement of $5.3 million, which is included in “Loss from assets held for sale” in the condensed consolidated statements of income in the three months ended March 31, 2018. Income before income tax, adjusted for corporate overhead, attributed to the gas businesses was $18.3 million and $2.6 million for the three months ended March 31, 2018 and 2017, respectively. The current assets and current liabilities held for sale relating to our gas trading and storage businesses consisted of the following as of March 31, 2018 and December 31, 2017:

	March 31,	December 31,
As of	2018	2017
(Millions)
Accounts receivable, net	$1	$137
Derivative assets	—	25
Fuel and gas in storage	1	77
Prepayments and other current assets	6	19
Property, plant and equipment	71	71
Intangible assets	—	28
Assets held for sale	$79	$357

Accounts payable and accrued liabilities	2	107
Derivative liabilities	—	14
Other liabilities	5	16
Liabilities held for sale	$7	$137

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

Note 21. Subsequent Events

On April 25, 2018, the board of directors of AVANGRID declared a quarterly dividend of $0.432 per share on its common stock. This dividend is payable on July 2, 2018 to shareholders of record at the close of business on June 8, 2018.

On May 1, 2018, pursuant to the stock repurchase program, we repurchased 81,208 shares of AVANGRID common stock in the open market. The total cost of repurchase, including commissions, was $4 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements as of December 31, 2017 and 2016, and for the three years ended December 31, 2017, included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission, or the SEC, on March 26, 2018, which we refer to as our “Form 10-K.” In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. The foregoing and other factors are discussed and should be reviewed in our Form 10-K and other subsequent filings with the SEC.

Overview

AVANGRID is a leading sustainable energy company with approximately $31 billion in assets and operations in 26 states. The AVANGRID has two primary lines of business - Avangrid Networks and Avangrid Renewables. Avangrid Networks owns eight electric and natural gas utilities, serving 3.2 million customers in New York and New England. Avangrid Renewables owns and operates 7.1 gigawatts of electricity capacity, primarily through wind power, with a presence in 22 states across the United States. AVANGRID supports the U.N.’s Sustainability Development Goals, received a CDP climate score of “A-”, the top score received in the utilities sector, and has been recognized for two consecutive years by Ethical Boardroom as North American utility with the “best corporate governance practices.” AVANGRID employs approximately 6,600 people. Iberdrola S.A., a corporation (sociedad anónima) organized under the laws of the Kingdom of Spain, a worldwide leader in the energy industry, directly owns 81.5% of outstanding shares of AVANGRID common stock. Our primary business is ownership of our operating businesses, which are described below.

Our direct, wholly-owned subsidiaries include Avangrid Networks, Inc., or Networks, and Avangrid Renewables Holdings, Inc., or ARHI. ARHI in turn holds subsidiaries including Avangrid Renewables LLC, or Renewables, and Enstor Gas, LLC, or Gas. Networks, owns and operates our regulated utility businesses through its subsidiaries, including electric transmission and distribution and natural gas distribution, transportation and sales. Renewables operates a portfolio of renewable energy generation facilities primarily using onshore wind power and also solar, biomass and thermal power. Gas operates our natural gas storage business through Enstor Inc.

In December 2017, our management committed to a plan to sell the gas storage and trading businesses because they represent non-core businesses that are not aligned with our strategic objectives. As a result, we determined that the assets and liabilities associated with our gas trading and storage businesses met the criteria for classification as assets held for sale, but did not meet the criteria for classification as discontinued operations. On March 1, 2018, the Company closed a transaction to sell Enstor Energy Services, LLC, which operated AVANGRID’s gas trading business, to CCI U.S. Asset Holdings LLC, a subsidiary of Castleton Commodities International, LLC (CCI). On May 1, 2018, the Company closed a transaction to sell Enstor Gas, LLC, which operated the AVANGRID’s gas storage business, to Amphora Gas Storage USA, LLC. The agreement included, among other things, a transition services agreement which obligates ARHI to provide certain transition services for up to one year after the closing date and includes a guarantee the Company will release certain obligations to Amphora Gas Storage USA, LLC. Additional details on held for sale classification are provided in Note 20 to our condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Through Networks, we own electric generation, transmission and distribution companies and natural gas distribution, transportation and sales companies in New York, Maine, Connecticut and Massachusetts, delivering electricity to approximately 2.2 million electric utility customers and delivering natural gas to approximately 1 million natural gas public utility customers as of March 31, 2018.

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

Through Renewables, we had a combined wind, solar and thermal installed capacity of 7,129 megawatts, or MW, as of March 31, 2018, including Renewables’ share of joint projects, of which 6,387 MW was installed wind capacity. Approximately 73% of the capacity was contracted as of March 31, 2018, for an average period of 9.4 years. Being among the top three largest wind operators in the United States based on installed capacity as of March 31, 2018, Renewables strives to lead the transformation of the U.S. energy industry to a competitive, clean energy future. Renewables currently operates 58 wind farms in 21 states across the United States.

Through Gas, as of March 31, 2018, we owned approximately 67.5 billion cubic feet, or Bcf, of net working gas storage capacity.

Summary of Results of Operations

Our operating revenues increased by 6%, from $1.8 billion for the three months ended March 31, 2017 to $1.9 billion for the three months ended March 31, 2018.

The Networks business revenues increased on the impact of higher average rates and increase in degree days from colder weather. Renewables had a slight decrease in revenue mainly due to unfavorable MtM changes on energy derivative transactions and lower average prices.

Net income attributable to Avangrid increased by 2% from $239 million for the three months ended March 31, 2017, to $244 million for the three months ended March 31, 2018. Networks net income improved due to impacts from the implementation of rate plans. Renewables net income decreased as a result of higher unfavorable MtM changes on energy derivatives and decline in average prices which was partially offset by increased production.

Adjusted earnings before interest, tax, depreciation and amortization, or adjusted EBITDA (a non-GAAP financial measure), before adjustments to reflect the classification of revenues and expenses by nature and before excluding restructuring charges, loss from held for sale measurement, the impact from mark-to-market activities in Renewables and Gas storage business, decreased by 2% from $624 million for the three months ended March 31, 2017, to $611 million for the three months ended March 31, 2018. Adjusted gross margin (a non-GAAP financial measure) before adjustments to reflect the classification of revenues and expenses by nature and before excluding restructuring charges, loss from held for sale measurement, the impact from mark-to-market activities in Renewables and Gas storage business, decreased by 1%, from $1,229 million for the three months ended March 31, 2017 to $1,219 million for the three months ended March 31, 2018. The decrease in the non-GAAP adjusted EBITDA and non-GAAP adjusted gross margin is primarily driven by the adverse impact of the tax reform on regulated revenue with an offsetting decrease to income tax expense along with an increase in average prices and overall units of electricity and gas procured in the period at Networks.

Adjusted EBITDA (a non-GAAP financial measure) after adjustments to reflect the classification of revenues and expenses by nature and after excluding restructuring charges, loss from held for sale measurement, the impact from mark-to-market activities in Renewables and Gas storage business, increased by 2% from $598 million for the three months ended March 31, 2017, to $608 million for the three months ended March 31, 2018. Adjusted gross margin (a non-GAAP financial measure) after adjustments to reflect the classification of revenues and expenses by nature and after excluding restructuring charges, loss from held for sale measurement, the impact from mark-to-market activities in Renewables and Gas storage business, increased by 1%, from $1,117 million for the three months ended March 31, 2017 to $1,129 million for the three months ended March 31, 2018. The increase in the non-GAAP adjusted EBITDA and non-GAAP adjusted gross margin is primarily driven by increased capacity and higher production tax credits offset by unfavorable changes in prices in the period at Renewables.

For additional information and reconciliation of the non-GAAP adjusted EBITDA to net income and the non-GAAP adjusted gross margin to net income, see “—Non-GAAP Financial Measures”.

See “—Results of Operations” for further analysis of our operating results for the quarter.

Legislative and Regulatory Update

We are subject to complex and stringent energy, environmental and other laws and regulations at the federal, state and local levels as well as rules within the independent system operator, or ISO, markets in which we participate. Federal and state legislative and regulatory actions continue to change how our business is regulated. We are actively participating in these debates at the federal, regional, state and ISO levels. Significant updates are discussed below. For a further discussion of the environmental and other governmental regulations that affect us, see our Form 10-K for the year ended December 31, 2017.

Transmission - ROE Complaint IV

On November 21, 2017, the parties to the Complaint IV submitted updates to their ROE analyses and recommendations just prior to hearings with the NETOs continuing to advocate that the existing base ROE of 10.57% should remain in effect. Hearings were held in December 2017 and on March 27, 2018, the Administrative Law Judge issued a decision rejecting Complaint IV, finding the currently-filed base ROE of 10.57%, which with incentive adders may reach a maximum ROE of 11.74%, is not unjust and unreasonable, and hence is not unlawful. We cannot predict the outcome of the Complaint IV proceeding.

Tax Act proceedings

The “Tax Cuts and Jobs Act”, or the Tax Act, changed significantly the federal taxation of business entities, including among other things, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017. Reductions in accumulated deferred income tax balances due to the reduction in the corporate income tax rates will result in amounts previously collected from utility customers for these deferred taxes to be refundable to such customers, generally through reductions in future rates. The NYPSC, MPUC, PURA, DPU and FERC have instituted separate proceedings in New York, Maine, Connecticut, Massachusetts and FERC to review and address the implications associated with the Tax Act on the utilities providing service in those states.

In New York, the NYPSC Staff issued a proposal on March 29, 2018, whereby the Staff recommends Tax Act benefits be returned to customers beginning October 1, 2018.  Comments on the Staff proposal will be submitted by all parties and our NY utility companies, NYSEG and RG&E, by June 27, 2018. The companies have indicated to the NYPSC that they believe Tax Act benefits should not be entirely immediately flowed back to customers, but utilized for other utility programs for the benefit of customers, including for new projects such as Automated Metering Infrastructure, or AMI, other future resiliency investments and to recover deferred regulatory assets. We expect a NYPSC decision in the third quarter of 2018.  In Connecticut, UI and SCG expect Tax Act savings to be deferred until they are reflected in tariffs in a future rate case unless PURA determines otherwise.  CNG and Berkshire anticipate Tax Act savings to be included in rate cases expected to be filed in the second quarter of 2018. In Maine, CMP has proposed to utilize the income statement Tax Act savings as an offset to the recovery of deferred 2017 storm costs. At FERC, CMP transmission and UI transmission expect the income statement value of Tax Act savings to be reflected in tariffs beginning June 2018.

Results of Operations

The following table sets forth financial information by segment for each of the periods indicated. Based on the quantitative assessment and due to the disposition of gas trading and storage businesses (see Note 20 – Assets Held For Sale for further discussion) Gas segment no longer meets the reportable segment criteria effective in the first quarter of 2018. As a result, the prior period segment information has been restated to conform to the 2018 presentation. Additionally, as a result of the adoption of the amendments issued by the FASB in March 2017 to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost, we have reclassified the non-service components of those costs from Operations and maintenance to Other income/(expense) within the condensed consolidated statement of income and applied these amendment retrospectively to prior periods. For further details, refer to Note 3 of our condensed consolidated financial statements for the three months ended March 31, 2018.

	Three Months Ended				Three Months Ended
	March 31, 2018				March 31, 2017
	Total	Networks	Renewables	Other(1)	Total	Networks	Renewables	Other(1)
	(in millions)
Operating Revenues	$1,865	$1,552	$284	$29	$1,758	$1,459	$287	$12
Operating Expenses
Purchased power, natural gas and fuel used	576	518	56	2	465	418	58	(11)
Loss from assets held for sale	5	—	—	5	—	—	—	—
Operations and maintenance	527	436	86	5	522	433	82	7
Depreciation and amortization	203	118	85	—	197	113	78	6
Taxes other than income taxes	151	136	13	2	147	130	13	4
Total Operating Expenses	1,462	1,208	240	14	1,331	1,094	231	6
Operating income (loss)	403	344	44	15	427	365	56	6
Other Income (Expense)
Other income (expense)	(21)	(22)	—	1	(16)	(18)	2	—
Earnings (losses) from equity method investments	2	2	—	—	2	4	(2)	—
Interest expense, net of capitalization	(74)	(60)	(8)	(6)	(71)	(63)	(7)	(1)
Income (Loss) Before Income Tax	310	264	36	10	342	288	49	5
Income tax expense (benefit)	72	64	(8)	16	103	116	(21)	8
Net Income (Loss)	238	200	44	(6)	239	172	70	(3)
Less: Net loss attributable to noncontrolling interests	(6)	—	(6)	—	—	—	—	—
Net Income (Loss) Attributable to Avangrid, Inc.	$244	$200	$50	$(6)	$239	$172	$70	$(3)

(1)Other amounts represent Corporate, Gas and intersegment eliminations.

Comparison of Period to Period Results of Operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

The following table sets forth our operating revenues and expenses by segment for each of the periods indicated and as a percentage of the consolidated total of operating revenues and operating expenses, respectively:

Three Months Ended March 31, 2018	Total	Networks	Renewables	Other(1)
	(in millions)
Operating revenues	$1,865	$1,552	$284	$29
Operating revenues %		83%	15%	2%
Operating expenses	$1,462	$1,208	$240	$14
Operating expenses %		83%	16%	1%

Three Months Ended March 31, 2017	Total	Networks	Renewables	Other(1)
	(in millions)
Operating revenues	$1,758	$1,459	$287	$12
Operating revenues %		83%	16%	1%
Operating expenses	$1,331	$1,094	$231	$6
Operating expenses %		83%	17%	—

(1)	Other amounts represent Corporate, Gas and intersegment eliminations.

Operating Revenues

Our operating revenues increased by $94 million, or 5%, from $1.8 billion for the three months ended March 31, 2017 to $1.9 billion for the three months ended March 31, 2018, as detailed by segment below:

Networks

Operating revenues increased by $93 million, or 6%, from $1,552 million for the three months ended March 31, 2017 to $1,459 million for the three months ended March 31, 2018. Electricity and gas revenues increased by $18 million and $10 million, respectively, due to primarily the impact of higher average rates in the three months period ended March 31, 2018 compared to the same period of 2017. Electricity and gas revenues for the same period increased by $29 million and $43 million due to higher volumes largely driven by increase in degree days from colder weather. The wholesale electricity revenue increased by $9 million for the three months ended March 31, 2018 compared to the same period of 2017 due to an increase in average prices. In the three months ended March 31, 2018, Networks also had an increase of $18 million from other revenues, including mainly revenue generated from the Puerto Rico mutual aid with offsetting associated costs included in operations and maintenance. Revenue related regulatory activities in the period decreased by $34 million primarily due to an adjustment of $14 million, to unfunded future income tax to reflect the change from a flow through to normalization method, which was recorded in the three month period ended March 31, 2017 as an increase to revenue, with an offsetting and equal increase to income tax expense, decreases in recoveries on the Ginna RSSA of $26 million, non by-passable charges of $14 million, revenue decoupling mechanism of $2 million, property tax of $3 million and a decrease of $42 million from deferrals of excess of deferred income taxes due to the changes in federal tax rates as a result of the tax reform, offset by increases in energy supply reconciliation of $42 million, stranded cost of $12 million and an increase of $13 million in other regulatory adjustments.

Renewables

Operating revenues decreased by $3 million, or 1%, from $287 million for the three months ended March 31, 2017 to $284 million for the three months ended March 31, 2018. The decrease in operating revenues was primarily due to an increase of $36 million from wind production with output increasing 673GWh, increase in thermal revenue of $4 million driven by colder weather, offset by decrease of $12 million in average prices due to large reduction in REC sales and expiry of PTCs in the period and unfavorable MtM changes of $31 million on energy derivative transactions entered into for economic hedging purposes.

Purchased Power, Natural Gas and Fuel Used

Our purchased power, natural gas and fuel used increased by 24%, from $465 million for the three months ended March 31, 2017 to $576 million for the three months ended March 31, 2018, as detailed by segment below:

Networks

Purchased power, natural gas and fuel used increased by $100 million, or 24%, from $418 million for the three months ended March 31, 2017 to $518 million for the three months ended March 31, 2018. The increase is primarily driven by $63 million and $46 million increases in average prices and overall units of electricity and gas, respectively, procured due to increase in degree days and colder weather combined with $4 million increase in other power supply purchases.

Renewables

Purchased power, natural gas and fuel used decreased by $2 million, or 3%, from $58 million for the three months ended March 31, 2017 to $56 million for the three months ended March 31, 2018. The decrease is primarily driven by increase of $7 million in power purchases and $8 million of transmission cost due to mainly addition of new capacities, increase of $1 million in RECs purchases, offset by MtM changes on derivatives of $19 million that were favorable due to market price changes in the current period.

Operations and Maintenance

Our operations and maintenance increased by $5 million, or 1%, from $522 million for the three months ended March 31, 2017 to $527 million for the three months ended March 31, 2018, as detailed by segment below:

Networks

Operations and maintenance increased by $3 million, or 1% from $433 million for the three months ended March 31, 2017 to $436 million for the three months ended March 31, 2018. The increase is primarily due to an increase of $16 million in purchases of external services, $8 million in purchases of renewable and zero-emission energy certificates related to a new program to adopt clean energy standards and $6 million from increase in uncollectibles, offset by a decrease of $27 million in the Ginna RSSA driven by its completion.

Renewables

Operations and maintenance expenses increased by $4 million, or 5%, from $82 million for the three months ended March 31, 2017 to $86 million for the three months ended March 31, 2018. The increase is primarily due to increased costs from increased capacity, which is driving higher salary costs of $2 million related to headcount increases, $1 million higher maintenance costs and $1 million higher corporate charges in the three month period ended March 31, 2018 compared with the same period of 2017.

Depreciation and Amortization and Loss From Assets Held for Sale

Depreciation and amortization and loss from assets held for sale for the three months ended March 31, 2018 was $208 million compared to $197 million for the three months ended March 31, 2017, an increase of $11 million. The increase is primarily due to a loss of $5 million from remeasurement of assets held for sale, increase of $4 million and $7 million in depreciation expense as a result of net plant additions in Networks and new capacities in Renewables, respectively, in the period, offset by $6 million lower depreciation expense in Other driven by cessation of depreciation for assets held for sale.

Other Income (Expense) and Earnings (Losses) from Equity Method Investments

Other income (expense) and equity earnings (losses) increased by $6 million from $14 million for the three months ended March 31, 2017 to $19 million for the three months ended March 31, 2018, primarily due to increase of $3 million in non-service component of pension and other post-retirement cost and $1 million in allowance for funds used during construction in Networks in the period combined with $1 million lower capitalized interest in renewables due to less construction projects in the period.

Interest Expense, Net of Capitalization

Interest expense for the three months ended March 31, 2018 and 2017 were $74 million and $71 million, respectively. Networks and Other added $3 million and $5 million of interest expense from new debts issued in 2017. In addition, Networks had $5 million of lower interest expense on regulatory deferrals in the current period.

Income Tax Expense

The effective tax rate, inclusive of federal and state income tax, for the three months ended March 31, 2018, was 23.2%, which is higher than the 21% statutory federal income tax rate, applicable in 2018, predominantly due to discrete tax adjustments recorded during the period offset by the recognition of production tax credits associated with wind production. The effective tax rate, inclusive of federal and state income tax, for the three months ended March 31, 2017, was 28.1%, which is lower than the 35% statutory federal income tax rate, applicable in 2017, predominately due to the recognition of production tax credits associated with wind production. Additionally, $14 million in income tax expense for the three months ended March 31, 2017, is due to unfunded future income tax to reflect the change from a flow through to normalization method, which was recorded as an increase to revenue, with an offsetting and equal increase to income tax expense. This was partially offset by other discrete tax adjustments during the period.

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

We define adjusted EBITDA as net income attributable to AVANGRID, adding back net income attributable to noncontrolling interests, income tax expense, depreciation, amortization, impairment and interest expense, net of capitalization, and then subtracting other income and earnings from equity method investments. We define adjusted net income as net income adjusted to exclude restructuring charges, mark-to-market adjustments to reflect the effect of mark-to-market changes in the fair value of derivative instruments used by AVANGRID to economically hedge market price fluctuations in related underlying physical transactions for the purchase and sale of electricity, loss from held for sale measurement, and adjustments for the non-core Gas storage business. We believe adjusted net income is more useful in understanding and evaluating actual and projected financial performance and contribution of AVANGRID core lines of business and to more fully compare and explain our results. Additionally, we evaluate the nature of our revenues and expenses and adjust to reflect classification by nature for evaluation of our non-GAAP financial measures as opposed to by function. The most directly comparable U.S. GAAP measure to adjusted EBITDA and adjusted net income is net income. We also define adjusted gross margin as adjusted EBITDA adding back operations and maintenance and taxes other than income taxes and then subtracting transmission wheeling. We also define adjusted earnings per share, or adjusted EPS, as adjusted net income converted to an earnings per share amount.

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

Reconciliation of the Net Income attributable to AVANGRID to adjusted EBITDA (non-GAAP) and adjusted gross margin (non-GAAP) before adjustments to reflect the classification of revenues and expenses by nature and before excluding restructuring charges, loss from held for sale measurement, the impact from mark-to-market activities in Renewables and Gas storage business for the three months ended March 31, 2018 and 2017, respectively, is as follows:

	Three Months Ended
	March 31,
	2018	2017

Net Income Attributable to Avangrid, Inc.	$244	$239
Add: Net loss attributable to noncontrolling interests	(6)	—
Income tax expense	72	103
Loss from assets held for sale	5	—
Depreciation and amortization	203	197
Interest expense, net of capitalization	74	71
Less: Other expense	(21)	(16)
Earnings from equity method investments	2	2
Adjusted EBITDA (2)	$611	$624
Add: Operations and maintenance (1)	527	522
Taxes other than income taxes	151	147
Less: Transmission wheeling (1)	70	64
Adjusted gross margin (2)	$1,219	$1,229

(1)

Transmission wheeling is a component of operations and maintenance and is considered a component of adjusted gross margin since it is directly associated with the power supply costs included in the cost of sales.

(2)

Adjusted EBITDA and adjusted gross margin are non-GAAP financial measures and are presented before adjustments to reflect the classification of revenues and expenses by nature and before excluding restructuring charges, loss from held for sale measurement, the impact from mark-to-market activities in Renewables and Gas storage business. For additional details of these adjustments and reconciliation of net income to adjusted EBITDA and adjusted gross margin that reflect these adjustments see the table on page 49 of this Quarterly Report on Form 10-Q.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

The following table sets forth our adjusted EBITDA and adjusted gross margin before adjustments to reflect the classification of revenues and expenses by nature and before excluding restructuring charges, loss from held for sale measurement, the impact from mark-to-market activities in Renewables and Gas storage business by segment for each of the periods indicated and as a percentage of operating revenues:

Three Months Ended March 31, 2018	Total	Networks	Renewables	Other(1)
	(in millions)
Adjusted gross margin (2)	$1,219	$964	$228	$27
Adjusted gross margin %		62%	80%	93%
Adjusted EBITDA (2)	$611	$462	$129	$20
Adjusted EBITDA %		30%	45%	69%

Three Months Ended March 31, 2017	Total	Networks	Renewables	Other(1)
	(in millions)
Adjusted gross margin (2)	$1,229	$977	$228	$24
Adjusted gross margin %		67%	79%	200%
Adjusted EBITDA (2)	$624	$478	$133	$13
Adjusted EBITDA %		33%	46%	108%

(1)	Other amounts represent Corporate, Gas and intersegment eliminations.
(2)

Adjusted EBITDA and adjusted gross margin are non-GAAP financial measures and are presented before adjustments to reflect the classification of revenues and expenses by nature and before excluding restructuring charges, loss from held for sale measurement, the impact from mark-to-market activities in Renewables and Gas storage business. For additional details of these adjustments and reconciliation of net income to adjusted EBITDA and adjusted gross margin that reflect these adjustments see the table on page 49 of this Quarterly Report on Form 10-Q.

Our adjusted gross margin decreased by $10 million, or 1%, from $1,229 million for the three months ended March 31, 2017 to $1,219 million for the three months ended March 31, 2018.

Our adjusted EBITDA decreased by $13 million, or 2%, from $624 million for the three months ended March 31, 2017 to $611 million for the three months ended March 31, 2018.

Details of the period to period comparison are described below at the segment level.

Networks

Adjusted gross margin decreased by $13 million, or 1%, from $977 million for the three months ended March 31, 2017 to $964 million for the three months ended March 31, 2018. The decrease is primarily driven by the adverse impact of the tax reform on regulated revenue with an offsetting decrease to income tax expense along with an increase in average prices and overall units of electricity and gas procured in the period.

Adjusted EBITDA decreased by $16 million, or 3%, from $478 million for the three months ended March 31, 2017 to $462 million for the three months ended March 31, 2018. The decrease was due to the same reasons discussed above for adjusted gross margin.

Renewables

Adjusted gross margin stayed at the same level of $228 million for the three month periods ended March 31, 2017 and 2018.

Adjusted EBITDA decreased by $4 million, or 3%, from $133 million for the three months ended March 31, 2017 to $129 million for the three months ended March 31, 2018. The decrease was primarily due to unfavorable MtM changes on energy derivatives driven by market price changes in the current period.

The following tables provide a reconciliation between Net Income attributable to AVANGRID and adjusted gross margin (non-GAAP) and adjusted EBITDA (non-GAAP) by segment after adjustments to reflect the classification of revenues and expenses by nature and after excluding restructuring charges, loss from held for sale measurement, the impact of mark-to-market activity in Renewables and Gas storage business for the three months ended March 31, 2018 and 2017, respectively:

	Three Months Ended March 31, 2018
	Total	Networks	Renewables	Corporate*	Gas Storage
	(in millions)
Net Income Attributable to Avangrid, Inc.	$244	$200	$50	$(5)	$(1)
Adjustments:
Mark-to-market adjustments - Renewables	(4)	—	(4)	—	—
Restructuring charges	1	1	—	—	—
Loss from held for sale measurement	5	—	—	—	5
Income tax impact of adjustments (1)	10	—	1	—	9
Gas Storage, net of tax	(13)	—	—	—	(13)
Adjusted Net Income	$243	$201	$47	$(5)	$—
Add: Net loss attributable to noncontrolling interests	(6)	—	(6)	—	—
Income tax expense (2)	81	63	18	(1)	—
Depreciation and amortization (3)	255	147	108	—	—
Interest expense, net of capitalization (4)	38	24	9	5	—
Less: Earnings from equity method investments	2	2	—	—	—
Adjusted EBITDA (6)	$608	$433	$176	$(1)	$—
Add: Operations and maintenance (5)	380	316	63	1	—
Taxes other than income taxes	141	131	10	—	—
Adjusted gross margin (6)	$1,129	$880	$249	$—	$—

	Three Months Ended March 31, 2017
	Total	Networks	Renewables	Corporate*	Gas Storage
	(in millions)
Net Income Attributable to Avangrid, Inc.	$239	$172	$70	$(5)	$2
Adjustments:
Mark-to-market adjustments - Renewables	(17)	—	(17)	—	—
Income tax impact of adjustments (1)	6	—	6	—	—
Gas Storage, net of tax	(2)	—	—	—	(2)
Adjusted Net Income	$227	$172	$59	$(5)	$—
Add: Income tax expense (2)	96	102	(15)	9	—
Depreciation and amortization (3)	240	139	101	—	—
Interest expense, net of capitalization (4)	36	33	7	(4)	—
Less: Earnings (losses) from equity method investments	1	4	(3)	—	—
Adjusted EBITDA (6)	$598	$443	$155	$—	$—
Add: Operations and maintenance (5)	382	326	59	(2)	—
Taxes other than income taxes	137	125	11	1	—
Adjusted gross margin (6)	$1,117	$893	$224	$—	$—

(1)

Income tax impact of adjustments: 2018 - $1 million from MtM adjustment, $(0.3) million from restructuring charges, $11 million from gain from held for sale measurement for the three months ended March 31, 2018; 2017 - $6 million from MtM adjustment for the three months ended March 31, 2017.

(2)

Adjustments have been made for production tax credit adjustments for the amount of $28 million and $12 million for the three months ended March 31, 2018 and 2017, respectively, as they have been included in operating revenues in Renewables, and $14 million of unfunded future income taxes in Networks have been reclassified from revenues to reflect classification by nature, as discussed above, for the three months ended March 31, 2017. After reflecting these by nature classification adjustments the calculated effective income tax rates are impacted for both periods presented under this by nature classification presentation

(3)

Adjustments have been made for the inclusion of vehicle depreciation and bad debt provision within depreciation and amortization from operations and maintenance based on the by nature classification. Vehicle depreciation was $4 million and $5 million and bad debt provision was $17 million and $12 million in Networks, for the three months ended March 31, 2018 and 2017, respectively. Additionally, government grants and investment tax credits amortization have been presented within other operating income and not within depreciation and amortization based on the by nature classification as follows: government grants of $1.0 million and $1.6 million in Networks and investment tax credits of $22 million and $22 million in Renewables, for the three month periods ended March 31, 2018 and 2017, respectively.

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

(6)

Adjusted EBITDA and adjusted gross margin are non-GAAP financial measures and are presented after adjustments to reflect the classification of revenues and expenses by nature and after excluding restructuring charges, loss from held for sale measurement, the impact from mark-to-market activities in Renewables and Gas storage business explained in notes (1)-(5) above.

* Includes corporate and other non-regulated entities as well as intersegment eliminations.

Our adjusted gross margin increased by $12 million, or 1%, from $1,117 million for the three months ended March 31, 2017 to $1,129 million for the three months ended March 31, 2018.

Our adjusted EBITDA increased by $10 million, or 2%, from $598 million for the three months ended March 31, 2017 to $608 million for the three months ended March 31, 2018.

Details of the period to period comparison are described below at the segment level.

Networks

Adjusted gross margin decreased by $13 million, or 1%, from $893 million for the three months ended March 31, 2017 to $880 million for the three months ended March 31, 2018. The decrease is primarily driven by the adverse impact of the tax reform on regulated revenue with an offsetting decrease to income tax expense along with an increase in average prices and overall units of electricity and gas procured in the period.

Adjusted EBITDA decreased by $10 million, or 2%, from $443 million for the three months ended March 31, 2017 to $433 million for the three months ended March 31, 2018. The decrease was due to the same reasons discussed above for adjusted gross margin.

Renewables

Adjusted gross margin increased by $25 million, or 11%, from $224 million for the three months ended March 31, 2017 to $249 million for the three months ended March 31, 2018. The increase was primarily due to increased capacity and higher production tax credits offset by unfavorable changes in prices in the period.

Adjusted EBITDA increased by $21 million, or 13%, from $155 million for the three months ended March 31, 2017 to $176 million for the three months ended March 31, 2018. The increase was due to the same reasons discussed above for adjusted gross margin.

The following tables provides a reconciliations between Net Income attributable to AVANGRID and Adjusted Net Income (non-GAAP), and EPS attributable to AVANGRID and adjusted EPS (non-GAAP) after excluding restructuring charges, loss from held for sale measurement, the impact from mark-to-market activities in Renewables and Gas storage business for the three months ended March 31, 2018 and 2017, respectively:

	Three Months Ended
	March 31,
	2018	2017
Networks	$200	$172
Renewables	50	70
Corporate (1)	(5)	(5)
Gas Storage	(1)	2
Net Income	$244	$239
Adjustments:
Restructuring charges (2)	1	—
Mark-to-market adjustments - Renewables (3)	(4)	(17)
Loss from held for sale measurement (4)	5	—
Income tax impact of adjustments	10	6
Gas Storage, net of tax	(13)	(2)
Adjusted Net Income (5)	$243	$227

	Three Months Ended
	March 31,
	2018	2017
Networks	$0.65	$0.56
Renewables	0.16	0.23
Corporate (1)	(0.02)	(0.02)
Gas Storage	—	0.01
Net Income	0.79	0.77
Adjustments:
Restructuring charges (2)	—	—
Mark-to-market adjustments - Renewables (3)	(0.01)	(0.05)
Loss from held for sale measurement (4)	0.02	—
Income tax impact of adjustments	0.03	0.02
Gas Storage, net of tax	(0.04)	(0.01)
Adjusted Earnings Per Share (5)	$0.78	$0.73
(1)	Includes corporate and other non-regulated entities as well as intersegment eliminations.
(2)

Restructuring and severance related charges relate to costs resulted from restructuring actions involving initial targeted voluntary workforce reductions and related costs in our plan to vacate a lease, predominantly within the Networks segment

(3)

Mark-to-market adjustments relate to changes in the fair value of derivative instruments used by AVANGRID to economically hedge market price fluctuations in related underlying physical transactions for the purchase and sale of electricity and gas.

(4)	Represents loss from measurement of assets and liabilities held for sale in connection with the committed plan to sell the gas trading and storage businesses.
(5)

Adjusted net income and adjusted earnings per share are non-GAAP financial measures and are presented after excluding restructuring charges, loss from held for sale measurement, the impact from mark-to-market activities in Renewables and Gas storage business.

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

We and our subsidiaries are required to comply with certain covenants in connection with our respective loan agreements. The covenants are standard and customary in financing agreements, and we and our subsidiaries were in compliance with such covenants as of March 31, 2018.

Liquidity Position

At March 31, 2018 and December 31, 2017, available liquidity was approximately $909 million and $784 million, respectively.

We manage our overall liquidity position as part of the group of companies controlled by Iberdrola, or the Iberdrola Group, and are a party to a liquidity agreement with Bank of America, N.A. along with certain members of the Iberdrola Group. The liquidity agreement aids the Iberdrola Group in efficient cash management and reduces the need for external borrowing by the pool participants. Parties to the agreement, including us, may deposit funds with, or borrow from the financial institution, provided that the net balance of funds deposited or borrowed by all pool participants in the aggregate is not less than zero. The balance at March 31, 2018 was zero. Any deposit amounts would be reflected in our consolidated balance sheet under cash and cash equivalents because our deposited surplus funds under the cash pooling agreement are highly-liquid short-term investments. We also have a bi-lateral demand note agreement with a Canadian affiliate of the Iberdrola Group under which we had notes payable balance outstanding of $31 million at March 31, 2018.

We optimize our liquidity within the United States through a series of arms-length intercompany lending arrangements with our subsidiaries and among the regulated utilities to provide for lending of surplus cash to subsidiaries with liquidity needs, subject to the limitation that the regulated utilities may not lend to unregulated affiliates. These arrangements minimize overall short-term funding costs and maximize returns on the temporary cash investments of the subsidiaries. We have the capacity to borrow up to $1.5 billion from the lenders committed to the facility.

The following table provides the components of our liquidity position as of March 31, 2018 and December 31, 2017, respectively:

	As of March 31,	As of December 31,
	2018	2017
	(in millions)
Cash and cash equivalents	$40	$41
AVANGRID Credit Facility	1,500	1,500
Less: borrowings	(631)	(757)
Total	$909	$784

AVANGRID Commercial Paper Program

On May 13, 2016, AVANGRID established a commercial paper program with a limit of $1 billion that is backstopped by the AVANGRID Credit Facility (described below). As of March 31, 2018 and May 1, 2018, there was $631 million and $677 million of commercial paper outstanding, respectively.

AVANGRID Credit Facility

On April 5, 2016, AVANGRID and its subsidiaries, NYSEG, RG&E, CMP, UI, CNG, SCG and BGC entered into a revolving credit facility with a syndicate of banks, or the AVANGRID Credit Facility, that provides for maximum borrowings of up to $1.5 billion in the aggregate.  Since the facility is a backstop to the AVANGRID commercial paper program, the amounts available under the facility at March 31, 2018 and May 1, 2018, were $869 million and $823 million, respectively.

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

We expect to accrue approximately $1.6 billion in capital expenditures through the remainder of 2018.

Cash Flows

Our cash flows depend on many factors, including general economic conditions, regulatory decisions, weather, commodity price movements, and operating expense and capital spending control.

The following is a summary of the cash flows by activity for the three months ended March 31, 2018 and 2017, respectively:

	Three Months Ended
	March 31,
	2018	2017
	(in millions)
Net cash provided by operating activities	$597	$441
Net cash used in investing activities	(323)	(514)
Net cash (used in) provided by financing activities	(275)	12
Net decrease in cash, cash equivalents and restricted cash	$(1)	$(61)

Operating Activities

For the three months ended March 31, 2018, net cash provided by operating activities was $597 million. During three months ended March 31, 2018, Renewables contributed $127 million of operating cash flow associated with wholesale sales of energy and Networks contributed $318 million of operating cash as the result of regulated transmission and distribution sales of electricity and natural gas. Additionally, $1 million in cash was used associated with corporate operating expenses in support of the operating segments and changes in working capital provided $153 million in cash. The cash from operating activities for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 increased by $156 million, primarily attributable to increased operating revenues. The $50 million net change in operating assets and liabilities during the three months ended March 31, 2018 was primarily attributable to a net increase of $121 million in accounts receivable and payable due to impacts from sales and purchases, decrease in inventories and other assets/liabilities of $36 million and $96 million, respectively, taxes accrued of $29 million, offset by cash distribution received from equity method investment of $3 million and increase of $65 million in regulatory assets/liabilities in the period.

For the three months ended March 31, 2017, net cash provided by operating activities was $441 million. During the three months ended March 31, 2017, Renewables contributed $121 million of operating cash flow associated with wholesale sales of energy and Networks contributed $286 million of operating cash as the result of regulated transmission and distribution sales of electricity and natural gas. Additionally, $3 million in cash was provided associated with corporate operating expenses in support of the operating segments and changes in working capital provided $31 million in cash. The cash from operating activities for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 increased by $45 million, primarily attributable to the increased operating revenues. The $102 million net change in operating assets and liabilities during the three months ended March 31, 2017 was primarily attributable to a net decrease of $144 million in accounts receivable and payable due to impacts from sales and purchases, decrease in inventories and other assets of $11 million and $64 million, respectively, offset by $3 million of cash distribution from equity method investments, increase in taxes accrued and regulatory assets/liabilities of $9 million and $45 million, respectively.

Investing Activities

For the three months ended March 31, 2018, net cash used in investing activities was $323 million, which was comprised of $282 million associated with capital expenditures at Networks and $116 million of capital expenditures at Renewables primarily associated with payments in support of the construction projects. This was offset by $7 million of contributions in aid of construction, $2 million of cash distributions from equity method investments and proceeds from sale of assets of $67 primarily related to the sale of assets held for sale.

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

Financing Activities

For the three months ended March 31, 2018, financing activities used $275 million in cash reflecting primarily a net decrease in non-current debt and current notes payable of $126 million, distributions to non-controlling interests of $11 million, payments on capital lease of $8 million and dividends of $134 million.

For the three months ended March 31, 2017, financing activities provided $12 million in cash reflecting primarily a net increase in non-current debt and current notes payable of $201 million, payments on the tax equity financing arrangements of $27 million, capital lease of $27 million and dividends of $134 million.

Off-Balance Sheet Arrangements

There have been no material changes in the off-balance sheet arrangements during the three months ended March 31, 2018 as compared to those reported for the fiscal year ended December 31, 2017 in our Form 10-K.

Contractual Obligations

There have been no material changes in contractual and contingent obligations during the three months ended March 31, 2018  as compared to those reported for the fiscal year ended December 31, 2017 in our Form 10-K.

Critical Accounting Policies and Estimates

The accompanying financial statements provided herein have been prepared in accordance with U.S. GAAP. In preparing the accompanying financial statements, our management has applied accounting policies and made certain estimates and assumptions that affect the reported amounts of assets, liabilities, shareholder’s equity, revenues and expenses, and the disclosures thereof. While we believe that these policies and estimates used are appropriate, actual future events can and often do result in outcomes that can be materially different from these estimates. The accounting policies and related risks described in our Form 10-K are those that depend most heavily on these judgments and estimates. As of March 31, 2018, the only notable changes to the significant accounting policies described in our consolidated financial statements as of December 31, 2017 and 2016, and for the three years ended December 31, 2017, are with respect to our adoption of the new accounting pronouncements described in the Note 3 of our condensed consolidated financial statements for the three months ended March 31, 2018.

New Accounting Standards

We review new accounting standards to determine the expected financial impact, if any, that the adoption of each such standard will have. As of March 31, 2018, the new accounting pronouncements that we have adopted as of January 1, 2018, and reflected in our consolidated financial statements are described in Note 3 of our condensed consolidated financial statements for the three months ended March 31, 2018. There have been no other material changes to the significant accounting policies described in our consolidated financial statements as of December 31, 2017 and 2016, and for the three years ended December 31, 2017.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains a number of forward-looking statements. Forward-looking statements may be identified by the use of forward-looking terms such as “may,” “will,” “should,” “can,” “expects,” “believes,” “anticipates,” “intends,” “plans,” “estimates,” “projects,” “assumes,” “guides,” “targets,” “forecasts,” “is confident that” and “seeks” or the negative of such terms or other variations on such terms or comparable terminology. Such forward-looking statements include, but are not limited to, statements about our plans, objectives and intentions, outlooks or expectations for earnings, revenues, expenses or other future financial or business performance, strategies or expectations, or the impact of legal or regulatory matters on business, results of operations or financial condition of the business and other statements that are not historical facts. Such statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties that could cause actual outcomes and results to differ materially. The foregoing and other factors are discussed and should be reviewed in our Form 10-K and other subsequent filings with the SEC. Specifically, forward-looking statements may include statements relating to:

•	future financial performance, anticipated liquidity and capital expenditures;
•	actions or inactions of local, state or federal regulatory agencies;
•	success in retaining or recruiting, our officers, key employees or directors;
•	changes in levels or timing of capital expenditures;
•	adverse developments in general market, business, economic, labor, regulatory and political conditions;
•	fluctuations in weather patterns;
•	technological developments;
•	the impact of any cyber breaches or other incidents, grid disturbances, acts of war or terrorism or natural disasters; and
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risk during the three months ended March 31, 2018, as compared to those reported for the fiscal year ended December 31, 2017 in our Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures were not effective, as a result of the material weakness that exist in our internal control over financial reporting as previously described in our Annual Report on Form 10-K for the year ended December 31, 2017.

Previously Identified Material Weaknesses

As of December 31, 2017, management concluded that certain deficiencies rose to the level of a material weakness in controls related to the measurement and disclosure of income taxes. As a result of the identified material weakness, management concluded that, as of December 31, 2017, our internal control over financial reporting was not effective.

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

-

Further increase of the capabilities of income tax accounting resources to devote additional time and internal control resources to consolidated income tax accounting and reporting processes and controls; and

-

Enhancing the automation of certain income tax processes and controls to allow for the more timely completion and enhanced review of internal controls surrounding consolidated deferred income tax financial information and disclosures.

These improvements are targeted at strengthening the Company's internal control over financial reporting and remediating the material weakness. The Company remains committed to an effective internal control environment and management believes that these actions, and the improvements management expects to achieve as a result, will remediate the material weakness. However, the material weakness in our internal control over financial reporting will not be considered remediated until the controls operate for a sufficient period of time and management has concluded, through testing that these controls operate effectively. We currently expect that the remediation of this material weakness will be completed by December 31, 2018.

Changes in Internal Control

Except for the control deficiencies discussed above that have been assessed as a material weakness as of December 31, 2017, and the remediation as described within “Remediation Plans and Other Information” above, there has been no change in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Please read “Note 8—Contingencies” and “Note 9—Environmental Liabilities” to the accompanying unaudited condensed consolidated financial statements under Part I, Item 1of this report for a discussion of legal proceedings that we believe could be material to us.

Item 1A. Risk Factors

Shareholders and prospective investors should carefully consider the risk factors disclosed in our Form 10-K for the fiscal year ended December 31, 2017. There have been no material changes to such risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following documents are included as exhibits to this Form 10-Q:

Exhibit Number	Description

10.1	Purchase agreement, dated January 31, 2018, between Avangrid Renewables Holdings, Inc. and CCI U.S. Asset Holdings LLC.*

10.2	Purchase agreement, dated February 16, 2018, between Avangrid Renewables Holdings, Inc. and Amphora Gas Storage USA, LLC.*

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Avangrid, Inc.

Date: May 3, 2018	By:	/s/ James P. Torgerson
James P. Torgerson
Director and Chief Executive Officer

Date: May 3, 2018	By:	/s/ Richard J. Nicholas
Richard J. Nicholas
Senior Vice President - Chief Financial Officer