Form 10-Q
period 2018-06-30
Avangrid, Inc.
filed 2018-08-02
CIK 1634997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 31, 2018, the registrant had 309,005,272 shares of common stock, par value $0.01, outstanding.

Avangrid, Inc.

REPORT ON FORM 10-Q

For the Quarter Ended June 30, 2018

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

AOCI	Accumulated other comprehensive income

ARHI	Avangrid Renewables Holdings, Inc.

ARP	Alternative Revenue Programs

ASC	Accounting Standards Codification

AVANGRID	Avangrid, Inc.

Bcf	One billion cubic feet

BGC	The Berkshire Gas Company

Cayuga	Cayuga Operating Company, LLC

CfDs	Contracts for Differences

CL&P	The Connecticut Light and Power Company

CMP	Central Maine Power Company

CNG	Connecticut Natural Gas Corporation

DEEP	Connecticut Department of Energy and Environmental Protection

DIMP	Distribution Integrity Management Program

DOE	Department of Energy

DPA	Deferred Payment Arrangements

EBITDA	Earnings before interest, taxes, depreciation and amortization

ESM	Earnings sharing mechanism

Evergreen Power	Evergreen Power, LLC

Exchange Act	The Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FirstEnergy	FirstEnergy Corp.

Gas	Enstor Gas, LLC

HLBV	Hypothetical Liquidation at Book Value

ISO	Independent system operator

LDCs	Local distribution companies

LIBOR	The London Interbank Offered Rate

MNG	Maine Natural Gas Corporation

MPUC	Maine Public Utility Commission

MtM	Mark-to-market

MW	Megawatts

MWh	Megawatt-hours

Networks	Avangrid Networks, Inc.

New York TransCo	New York TransCo, LLC.

NYPSC	New York State Public Service Commission

NYSEG	New York State Electric & Gas Corporation

NYSERDA	New York State Energy Research and Development Authority

OCI	Other comprehesive income

PJM	PJM Interconnection, L.L.C.

PURA	Connecticut Public Utilities Regulatory Authority

Renewables	Avangrid Renewables, LLC

RDM	Revenue Decoupling Mechanism

RG&E	Rochester Gas and Electric Corporation

ROE	Return on equity

RSSA	Reliability Support Services Agreement

SCG	The Southern Connecticut Gas Company

SEC	United States Securities and Exchange Commission

Tax Act	Tax Cuts and Jobs Act of 2017 enacted by the U.S. federal government on December 22, 2017

TEF	Tax equity financing arrangements

UI	The United Illuminating Company

UIL	UIL Holdings Corporation

U.S. GAAP	Generally accepted accounting principles for financial reporting in the United States.

VIEs	Variable interest entities

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Avangrid, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
(Millions, except for number of shares and per share data)
Operating Revenues	$1,402	$1,331	$3,267	$3,089
Operating Expenses
Purchased power, natural gas and fuel used	279	242	855	707
Loss from assets held for sale	10	—	15	—
Operations and maintenance	533	493	1,060	1,015
Depreciation and amortization	215	206	418	403
Taxes other than income taxes	143	138	294	285
Total Operating Expenses	1,180	1,079	2,642	2,410
Operating Income	222	252	625	679
Other Income and (Expense)
Other expense	(20)	(21)	(41)	(37)
Earnings from equity method investments	5	1	7	3
Interest expense, net of capitalization	(70)	(68)	(144)	(139)
Income Before Income Tax	137	164	447	506
Income tax expense	27	44	99	147
Net Income	110	120	348	359
Less: Net income (loss) attributable to noncontrolling interests	3	—	(3)	—
Net Income Attributable to Avangrid, Inc.	$107	$120	$351	$359
Earnings Per Common Share, Basic	$0.35	$0.39	$1.13	$1.16
Earnings Per Common Share, Diluted	$0.34	$0.39	$1.13	$1.16
Weighted-average Number of Common Shares Outstanding:
Basic	309,517,854	309,520,718	309,515,758	309,514,836
Diluted	309,719,584	309,826,185	309,711,682	309,799,839
Cash Dividends Declared Per Common Share	$0.432	$0.432	$0.864	$0.864

The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
(Millions)
Net Income	$110	$120	$348	$359
Other Comprehensive (Loss) Income, Net of Tax
Amounts arising during the period:
Gain on defined benefit plans, net of income taxes of $0.2 for the three and six months ended	1	—	1	—
Unrealized (loss) gain during the period on derivatives qualifying as cash flow hedges, net of income tax of $(1.5) for the three months ended and $(1.5) and $1.1 for the six months ended, respectively	(5)	—	(5)	2
Reclassification to net income of (gains) losses on cash flow hedges, net of income taxes of $(0.1) for the three months ended and $(7.2) and $13.5, for the six months ended, respectively	—	(1)	(10)	22
Other Comprehensive (Loss) Income	(4)	(1)	(14)	24
Comprehensive Income	106	119	334	383
Less: Net income (loss) attributable to noncontrolling interests	3	—	(3)	—
Comprehensive Income Attributable to Avangrid, Inc.	$103	$119	$337	$383

The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
As of	2018	2017
(Millions)
Assets
Current Assets
Cash and cash equivalents	$52	$41
Accounts receivable and unbilled revenues, net	986	1,040
Accounts receivable from affiliates	3	10
Derivative assets	20	18
Fuel and gas in storage	88	99
Materials and supplies	122	115
Prepayments and other current assets	141	273
Assets held for sale	—	357
Regulatory assets	288	307
Total Current Assets	1,700	2,260
Total Property, Plant and Equipment ($1,276 and $1,303 related to VIEs, respectively)	22,917	22,669
Equity method investments	362	352
Other investments	65	63
Regulatory assets	2,700	2,738
Deferred income taxes regulatory	22	—
Other Assets
Goodwill	3,127	3,127
Intangible assets	327	328
Derivative assets	63	63
Other	93	71
Total Other Assets	3,610	3,589
Total Assets	$31,376	$31,671

The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
As of	2018	2017
(Millions, except share information)
Liabilities
Current Liabilities
Current portion of debt	$362	$183
Tax equity financing arrangements - VIEs	—	38
Notes payable	218	757
Notes payable to affiliates	31	29
Interest accrued	58	57
Accounts payable and accrued liabilities	940	1,071
Accounts payable to affiliates	58	89
Dividends payable	134	134
Taxes accrued	11	89
Derivative liabilities	29	22
Liabilities held for sale	—	137
Other current liabilities	307	330
Regulatory liabilities	192	178
Total Current Liabilities	2,340	3,114
Regulatory liabilities	3,294	3,239
Deferred income taxes regulatory	—	13
Other Non-current Liabilities
Deferred income taxes	1,511	1,452
Deferred income	1,415	1,446
Pension and other postretirement	1,033	1,049
Tax equity financing arrangements - VIEs	—	60
Derivative liabilities	97	92
Asset retirement obligations	202	196
Environmental remediation costs	355	358
Other	400	360
Total Other Non-current Liabilities	5,013	5,013
Non-current Debt	5,261	5,196
Total Non-current Liabilities	13,568	13,461
Total Liabilities	15,908	16,575
Commitments and Contingencies
Equity
Stockholders’ Equity:
Common stock, $.01 par value, 500,000,000 shares authorized, 309,752,140 and 309,670,932 shares issued; 309,005,272 shares outstanding, respectively	3	3
Additional paid in capital	13,655	13,653
Treasury Stock	(12)	(8)
Retained earnings	1,550	1,475
Accumulated other comprehensive loss	(61)	(46)
Total Stockholders’ Equity	15,135	15,077
Non-controlling interests	333	19
Total Equity	15,468	15,096
Total Liabilities and Equity	$31,376	$31,671

The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30,
	2018	2017
(Millions)
Cash Flow from Operating Activities:
Net income	$348	$359
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	418	403
Loss from assets held for sale	15	—
Accretion expenses	6	5
Regulatory assets/liabilities amortization	34	28
Regulatory assets/liabilities carrying cost	3	11
Pension cost	62	56
Stock-based compensation	—	4
Earnings from equity method investments	(7)	(3)
Amortization of debt premium	(2)	(2)
Gain on disposal of property and equity method investment	—	(1)
Unrealized gain on marked-to-market derivative contracts	(4)	(18)
Deferred taxes	106	142
Other non-cash items	(15)	(30)
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenues	61	143
Inventories	8	(14)
Other assets/liabilities	27	(22)
Cash distribution from equity method investments	7	7
Accounts payable and accrued liabilities	(104)	(168)
Taxes accrued	3	4
Regulatory assets/liabilities	17	21
Net Cash Provided by Operating Activities	983	925
Cash Flow from Investing Activities:
Capital expenditures	(751)	(1,069)
Contributions in aid of construction	23	21
Proceeds from sale of assets	136	3
Proceeds from sale of equity method and other investment	—	5
Cash distribution from equity method investments	2	2
Other investments and equity method investments, net	(16)	(7)
Net Cash Used in Investing Activities	(606)	(1,045)
Cash Flow from Financing Activities:
Non-current note issuance	325	294
Repayments of non-current debt	(65)	(23)
(Repayments) receipts of other short-term debt, net	(539)	158
Payments on tax equity financing arrangements	—	(60)
Repayments of capital leases	(12)	(31)
Repurchase of common stock	(4)	(3)
Issuance of common stock	(2)	(1)
Distributions to noncontrolling interests	(22)	—
Contributions from noncontrolling interests	220	—
Dividends paid	(267)	(268)
Net Cash (Used in) Provided by Financing Activities	(366)	66
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	11	(54)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	46	96
Cash, Cash Equivalents and Restricted Cash, End of Period	$57	$42
Supplemental Cash Flow Information
Cash paid for interest, net of amounts capitalized	$113	$99
Cash (refund)/paid for income taxes	$(13)	$8

The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

(unaudited)

	Avangrid, Inc. Stockholders
(Millions, except for number of shares )	Number of shares (*)	Common Stock	Additional paid-in capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non controlling Interests	Total
As of December 31, 2016	308,993,149	$3	$13,653	$(5)	$1,630	$(86)	$15,195	$13	$15,208
Net Income	—	—	—	—	359	—	359	—	359
Other comprehensive loss, net of tax of $14.6	—	—	—	—	—	24	24	—	24
Comprehensive income									383
Dividends declared	—	—	—	—	(268)	—	(268)	—	(268)
Release of common stock held in trust	5,649	—	—	—	—	—	—	—	—
Issuance of common stock	70,493	—	(1)	—	—	—	(1)	—	(1)
Repurchase of common stock	(64,019)	—	—	(3)	—	—	(3)	—	(3)
Stock-based compensation	—	—	3	—	—	—	3	—	3
Transaction with noncontrolling interests	—	—	—	—	4	—	4	1	5
As of June 30, 2017	309,005,272	$3	$13,655	$(8)	$1,725	$(62)	$15,313	$14	$15,327
As of December 31, 2017	309,005,272	$3	$13,653	$(8)	$1,475	$(46)	$15,077	$19	$15,096
Adoption of accounting standards	—	—	—	—	(3)	(1)	(4)	140	136
Net Income (loss)	—	—	—	—	351	—	351	(3)	348
Other comprehensive income, net of tax of $(8.5)	—	—	—	—	—	(14)	(14)	—	(14)
Comprehensive income									334
Dividends declared	—	—	—	—	(267)	—	(267)	—	(267)
Issuance of common stock	81,208	—	1	—	(3)	—	(2)	—	(2)
Repurchase of common stock	(81,208)	—	—	(4)	—	—	(4)	—	(4)
Stock-based compensation	—	—	1	—	—	—	1	—	1
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(41)	(41)
Contributions from noncontrolling interests	—	—	—	—	(3)	—	(3)	218	215
As of June 30, 2018	309,005,272	$3	$13,655	$(12)	$1,550	$(61)	$15,135	$333	$15,468

(*)	Par value of share amounts is $0.01

The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1. Background and Nature of Operations

Avangrid, Inc., formerly Iberdrola USA, Inc. (AVANGRID, we or the Company), is an energy services holding company engaged in the regulated energy distribution business through its principal subsidiary Avangrid Networks, Inc. (Networks) and in the renewable energy generation business through its principal subsidiary, Avangrid Renewables Holding, Inc. (ARHI). ARHI in turn holds subsidiaries including Avangrid Renewables, LLC (Renewables). Iberdrola, S.A. (Iberdrola), a corporation organized under the laws of the Kingdom of Spain, owns 81.5% the outstanding common stock of AVANGRID. The remaining outstanding shares are publicly traded on the New York Stock Exchange and owned by various shareholders.

In December 2017, management committed to a plan to sell the gas storage and trading businesses because they represented non-core businesses that were not aligned with our strategic objectives. At that time, we determined that the assets and liabilities associated with our gas trading and storage businesses met the criteria for classification as assets held for sale, but did not meet the criteria for classification as discontinued operations. On March 1, 2018, the Company closed a transaction to sell Enstor Energy Services, LLC, which operated AVANGRID’s gas trading business, to CCI U.S. Asset Holdings LLC, a subsidiary of Castleton Commodities International, LLC (CCI). On May 1, 2018, the Company closed a transaction to sell Enstor Gas, LLC, which operated AVANGRID’s gas storage business, to Amphora Gas Storage USA, LLC.

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

We believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly our condensed consolidated balance sheets, condensed consolidated statements of income, comprehensive income, cash flows and changes in equity for the interim periods described herein. All such adjustments are of a normal and recurring nature, except as otherwise disclosed. The results for the three and six months ended June 30, 2018, are not necessarily indicative of the results for the entire fiscal year ending December 31, 2018.

Note 3. Significant Accounting Policies and New Accounting Pronouncements

As of June 30, 2018, the new accounting pronouncements that we have adopted as of January 1, 2018, and reflected in our consolidated financial statements are described below. There have been no other material changes to the significant accounting policies described in our consolidated financial statements as of December 31, 2017 and 2016, and for the three years ended December 31, 2017.

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

(b) Clarifying the scope of asset derecognition guidance and accounting for partial sales of nonfinancial assets

The FASB issued amendments in February 2017 concerning asset derecognition and partial sales of nonfinancial assets. The amendments clarify the scope of asset derecognition guidance and accounting for partial sales of nonfinancial assets, and also define in-substance nonfinancial assets. Those amendments apply to a company that: sells nonfinancial assets (land, buildings, materials and supplies, intangible assets) to noncustomers; sells nonfinancial assets and financial assets (cash, receivables) when the value is concentrated in the nonfinancial assets; or sells partial ownership interests in nonfinancial assets. The amendments do not apply to sales to customers or to sales of businesses. The new guidance in ASC 610-20 on accounting for derecognition of a nonfinancial asset and an in-substance nonfinancial asset applies only when the asset (or asset group) does not meet the definition of a business and is not a not-for-profit activity. An entity must apply the amendments at the same time that it applies the new ASC 606 revenue recognition standard. We adopted ASC 610-20 effective January 1, 2018, and applied the modified retrospective method, which affected the accounting for our tax equity investments. As shown in the table below, we recorded a cumulative adjustment that decreased retained earnings. The cumulative adjustment relates to the reclassification of our tax equity investments to noncontrolling interests. As a result, we recorded our tax equity investments based on the Hypothetical Liquidation at Book Value (HLBV) accounting method and we will record changes in the HLBV at each reporting period within net income/loss attributable to noncontrolling interests.

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

(c) Classifying and measuring financial instruments

In January 2016, the FASB issued final guidance on the classification and measurement of financial instruments. As a result of our adoption we reclassified immaterial amounts from AOCI to retained earnings.

(d) Certain classifications in the statement of cash flows

In August 2016, the FASB issued amendments to address existing diversity in practice concerning the classification of certain cash receipts and payments on the statement of cash flows, which must be applied on a full retrospective basis. Upon adoption, we had no changes to our cash flow classifications and disclosures in our consolidated financial statements.

(e) Improving the presentation of net periodic benefit costs

In March 2017, the FASB issued amendments to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost in the financial statements. We retrospectively adopted the amendments that require us to present the service cost component separately from the other (non-service) components of net benefit cost, to report the service cost component in the income statement line item where we report the corresponding compensation cost, and to present all non-service components outside of operating cost. As a result, we have reclassified the non-service components – interest cost, expected return on plan assets, amortization of prior service cost (benefit), amortization of net loss, and settlement charge – from Operations and maintenance to Other income/(expense) within the statement of income. Prospectively, from adoption, we will capitalize only the service cost component when applicable (for example, as a cost of a self-constructed asset). We elected to apply the practical expedient that allows us to retrospectively apply the amendments on adoption to net benefit costs for comparative periods by using the amounts disclosed in our notes to financial statements for Post-retirement and Similar Obligations as the basis for those periods. In addition to those amounts, we included amortization of net benefit costs recorded as regulatory deferrals as a result of purchase accounting in a prior year. In connection with applying the practical expedient, in periods after adoption we will continue to include in operating income all legacy net benefit costs previously capitalized as a cost of self-constructed assets and other deferred regulatory costs. Our adoption of the amendments did not affect prior period net income attributable to AVANGRID. Beginning in 2018, non-service cost components incurred by the Networks utilities are no longer eligible for construction capitalization, but such costs can be deferred and included as a component of customer rates if permitted by their regulator. For the three and six months ended June 30, 2018, immaterial additional expense has been incurred as a result of the adoption of this standard.

The effect of the change in retrospective presentation related to the net periodic cost of our defined benefit pension and other postretirement employee benefits plans on our consolidated statement of income was as follows:

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
Statement of Income	As Revised	As Previously Reported	Effect of Change Higher/(Lower)	As Revised	As Previously Reported	Effect of Change Higher/(Lower)
(Millions)
Operations and maintenance	$493	$522	$(29)	$1,015	$1,073	$(58)
Other income / (expense)	$(21)	$8	$(29)	$(37)	$21	$(58)

We have also revised the segment information related to our Networks reportable segment provided in Note 13 for the three and six months ended June 30, 2017, to reflect the change as a result of the adoption of these amendments.

Accounting Pronouncements Issued But Not Yet Adopted

The following are new accounting pronouncements issued since December 31, 2017, that we have evaluated or are evaluating to determine their effect on our consolidated financial statements.

(a) Leases, amendments and updates

In January 2018, the FASB issued amendments to clarify the application of the new leases guidance to land easements (also commonly called rights of way) and provide relief concerning adoption efforts for existing land easements that are not accounted for as leases under current GAAP. The updated guidance is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early application is permitted. In July 2018 the FASB issued a number of technical corrections and improvements to the new leases guidance, which affect narrow aspects of the guidance and are effective as noted above. We will assess the corrections and improvements, but they are not expected to have a significant effect. Also, in July 2018 the FASB issued amendments to the leases standard to allow entities an additional option for transition. The guidance currently requires a modified retrospective transition method of adoption, under which lessees and lessors are to recognize and measure leases at the beginning of the earliest period presented. The additional, optional transition method allows an entity to initially apply the requirements of the leases standard at the adoption date. If this transition method is adopted, reporting for comparative periods presented in the consolidated financial statements would not be restated. We will assess the additional transition option to decide which method to adopt.

We continue to review our contracts and are executing a broad implementation plan as we prepare for our adoption of the new leases guidance on January 1, 2019. The key components of our implementation plan and steps that are currently underway include: 1) uploading complete and pertinent lease contract data into a new accounting system that integrates with existing systems; 2) identifying, evaluating and documenting related technical accounting issues, industry implementation issues, policy considerations and financial reporting implications; 3) identifying and implementing changes to process and controls to ensure all aspects of the new guidance are effectively addressed; and 4) simulating the effects of the leases standard to assess the expected impact upon adoption and to finalize transition option and practical expedient selections. Through June 2018, we are substantially complete with step 1; however, we are still undergoing final reviews of uploaded information and lease contract data in the new accounting system database, and validating the simulation and outputs from the new lease accounting system. Steps 2 through 4 are currently in process and we expect to complete them in the fourth quarter of 2018. We expect our adoption of the new leases guidance will materially affect our financial position through the recording of operating leases on the balance sheet as right-of-use assets, along with the corresponding liabilities. However, we do not expect significant changes to our pattern of expense recognition under the new leases standard.

(b) Reclassification of certain tax effects from accumulated other comprehensive income

In February 2018, the FASB issued amendments to address a narrow-scope financial reporting issue that arose as a consequence of the Tax Cuts and Jobs Act of 2017 (the Tax Act) enacted on December 22, 2017, by the U.S. federal government. Under current guidance, the adjustment of deferred taxes for the effect of a change in tax laws or rates is required to be included in income from continuing operations, thus the associated tax effects of items within AOCI (referred to as stranded tax effects) do not reflect the appropriate tax rate. The amendments allow a reclassification from AOCI to retained earnings for stranded tax effects resulting from the Tax Act. As a result, the amendments eliminate the stranded tax effects resulting from the Tax Act and will improve the usefulness of information reported to financial statement users. The amendments only relate to the reclassification of the income tax effects of the Tax Act, and do not affect the underlying guidance that requires the effect of a change in tax laws or rates to be included in income from continuing operations. The amendments are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted including, for public entities, adoption in any interim period for which financial statements have not been issued. An entity has the option to apply the amendments either in the period of adoption or retrospectively to each period (or periods) in which it recognizes the effect of the change in the U.S. federal corporate income tax rate in the Tax Act. An entity is required to disclose its accounting policy election, including its policy for reclassifying material stranded tax effects in AOCI to earnings (specific identification or portfolio method). We have not early adopted the amendments as of June 30, 2018. We expect our adoption of the amendments will not materially affect our consolidated results of operations, financial position, cash flows, and disclosures.

Note 4. Revenue

On January 1, 2018, we adopted ASC 606 and all related amendments using the modified retrospective method, which we applied only to contracts that were not completed as of January 1, 2018. For reporting periods beginning on January 1, 2018, we present revenue in accordance with ASC 606, and have not adjusted comparative prior period information, which we continue to report under the legacy accounting standards in effect for those prior periods. For the three and six months ended June 30, 2018, the effect of applying ASC 606 to recognize revenue as compared to applying the legacy accounting standards was not material.

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

Transmission revenue results from others’ use of the utility’s transmission system to transmit electricity and is subject to Federal Energy Regulatory Commission (FERC) regulation, which establishes the prices and other terms of service. Long-term wholesale sales of electricity are based on individual bilateral contracts. Short-term wholesale sales of electricity are generally on a daily basis based on market prices and are administered by the Independent System Operator-New England (ISO-NE) and the New York Independent System Operator (NYISO), or PJM Interconnection, L.L.C. (PJM), as applicable. Wholesale sales of natural gas are generally short-term based on market prices through contracts with the specific customer.

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

Other

Other, which does not represent a segment, derives its revenues primarily from providing natural gas storage services to customers, gas trading operations generally classified as derivative revenue in accordance with the applicable accounting standards, gas trading contracts not classified as derivatives, and other miscellaneous revenues including intersegment eliminations. See Note 20 – Assets Held For Sale for further discussion of the sale of the gas storage and trading businesses in the six months ended June 30, 2018.

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

Revenues disaggregated by major source for our reportable segments for the three and six months ended June 30, 2018 are as follows:

	Three Months Ended June 30, 2018
	Networks	Renewables	Other (b)	Total
(Millions)

Regulated operations – electricity	$800	$—	$—	$800
Regulated operations – natural gas	266	—	—	266
Nonregulated operations – wind	—	180	—	180
Nonregulated operations – solar	—	6	—	6
Nonregulated operations – thermal	—	1	—	1
Nonregulated operations – gas storage	—	—	6	6
Other(a)	6	(10)	(6)	(10)
Revenue from contracts with customers	1,072	177	—	1,249

Leasing revenue	9	98	—	107
Derivative revenue	—	22	—	22
Alternative revenue programs	25	—	—	25
Other revenue	(1)	—	—	(1)
Total operating revenues	$1,105	$297	$—	$1,402

	Six Months Ended June 30, 2018
	Networks	Renewables	Other (b)	Total
(Millions)

Regulated operations – electricity	$1,726	$—	$—	$1,726
Regulated operations – natural gas	838	—	—	838
Nonregulated operations – wind	—	348	—	348
Nonregulated operations – solar	—	8	—	8
Nonregulated operations – thermal	—	14	—	14
Nonregulated operations – gas storage	—	—	10	10
Other(a)	31	(33)	9	7
Revenue from contracts with customers	2,595	337	19	2,951

Leasing revenue	18	179	—	197
Derivative revenue	—	65	10	75
Alternative revenue programs	44	—	—	44
Other revenue	—	—	—	—
Total operating revenues	$2,657	$581	$29	$3,267
(a)	Primarily includes certain intra-month trading activities, billing, collection, and administrative charges, sundry billings, and other miscellaneous revenue.
(b)	Does not represent a segment. Includes Corporate, Gas and intersegment eliminations.

As of June 30, 2018, accounts receivable balances related to contracts with customers were approximately $946 million, which are included in “Accounts receivable and unbilled revenues, net” on our condensed consolidated balance sheets.

As of June 30, 2018, for contracts with durations greater than one year (1) the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied), and (2) when we expect to recognize the revenue, were as follows:

As of June 30, 2018	2019	2020	2021	2022	2023	Thereafter	Total
(Millions)

Revenue expected to be recognized on multiyear retail energy sales contracts in place	$4	$7	$8	$9	$9	$34	$71
Revenue expected to be recognized on multiyear capacity and carbon- free energy sale contracts	4	14	8	3	3	4	36
Revenue expected to be recognized on multiyear renewable energy credit sale contracts	9	17	10	8	4	9	57
Total operating revenues	$17	$38	$26	$20	$16	$47	$164

We do not disclose information about remaining performance obligations for (i) contracts with an original expected duration of one year or less and (ii) contracts for which we recognize revenue in the amount to which we have the right to invoice (e.g., usage-based pricing terms).

Note 5. Regulatory Assets and Liabilities

Pursuant to the requirements concerning accounting for regulated operations, our utilities capitalize, as regulatory assets, incurred and accrued costs that are probable of recovery in future electric and natural gas rates. We base our assessment of whether recovery is probable on the existence of regulatory orders that allow for recovery of certain costs over a specific period, or allow for reconciliation or deferral of certain costs. When costs are not treated in a specific order, we use regulatory precedent to determine if recovery is probable. Our operating utilities also record, as regulatory liabilities, obligations to refund previously collected revenue or to spend revenue collected from customers on future costs. The primary items that are not included in the rate base or accruing carrying costs are the regulatory assets for qualified pension and other postretirement benefits, which reflect unrecognized actuarial gains and losses, debt premium, environmental remediation costs, which is primarily the offset of accrued liabilities for future spending, unfunded future income taxes, which are the offset to the unfunded future deferred income tax liability recorded, asset retirement obligations, hedge losses and contracts for differences. The total net amount of these items is approximately $1,803 million.

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

On August 25, 2014, the Maine Public Utility Commission (MPUC) approved a stipulation agreement that provided for a distribution rate increase for Central Maine Power (CMP) of approximately $24.3 million, effective July 1, 2014, with an allowed return on equity (ROE) of 9.45% and an allowed equity ratio of 50%. The stipulation provided for the implementation of a revenue decoupling mechanism (RDM), reserve accounting and sharing of incremental storm costs, a separate proceeding for recovery of a new billing system and no earning sharing. On May 29, 2018, a ten-person complaint was filed with the MPUC against CMP, Networks and AVANGRID. The complaint requested that the MPUC open a rate case to determine if CMP is making excessive returns on investment and, therefore, whether CMP’s retail rates should be lower. The complaint also requested the MPUC deny certain costs associated with the October 2017 windstorm. On July 24, 2018, the MPUC issued an order dismissing the complaint and its associated request to deny the recovery of costs associated with the October 2017 windstorm. The order initiated an investigation into CMP’s rates and revenue requirement and directed CMP to make a filing consistent with the requirements for a general rate case no later than October 15, 2018. We cannot predict the outcome of this matter.

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

The approved Joint Proposal provides for annual rate increases and an allowed rate of return on common equity of 9.0% for each of NYSEG and RG&E. The equity ratio for each company is 48%; however, the equity ratio is set at the actual up to 50% for earnings sharing calculation purposes. The customer share of any earnings above allowed levels increases as the ROE increases, with customers receiving 50%, 75% and 90% of earnings over 9.5%, 10.0% and 10.5% ROE, respectively, in the first rate year covering the period May 1, 2016 – April 30, 2017.  The earnings sharing levels increase in rate year two (May 1, 2017 – April 30, 2018) to 9.65%, 10.15% and 10.65% ROE, respectively. The earnings sharing levels further increase in rate year three (May 1, 2018 – April 30, 2019) to 9.75%, 10.25% and 10.75% ROE, respectively. The rate plans also include the implementation of a rate adjustment mechanism designed to return or collect certain defined reconciled revenues and costs, new depreciation rates, and continuation of the existing RDM for each company.

In December 2016, the Connecticut Public Utilities Regulatory Authority (PURA) approved new distribution rate schedules for The United Illuminating Company (UI) for three years, which became effective January 1, 2017. These new distribution schedules provide for, among other things, annual tariff increases and an ROE of 9.10% based on a 50% equity ratio, continued UI’s existing earnings sharing mechanism (ESM) pursuant to which UI and its customers share on a 50/50 basis all distribution earnings above the allowed ROE in a calendar year, and the continued existence of a decoupling mechanism. The schedules also approved the continuation of the requested storm reserve. Any dollars due to customers from the ESM continue to be first applied against any storm regulatory asset balance (if one exists at that time) or refunded to customers through a bill credit if such storm regulatory asset balance does not exist.

In December 2017, PURA approved new tariffs for the Southern Connecticut Gas Company (SCG) effective January 1, 2018 for a three-year rate plan with rate increases of $1.5 million, $4.7 million and $5.0 million in 2018, 2019, and 2020, respectively. The new tariff also includes an RDM and Distribution Integrity Management Program (DIMP) mechanism similar to the mechanisms authorized for Connecticut Natural Gas Corporation (CNG), ESM, the amortization of certain regulatory liabilities (most notably accumulated hardship deferral balances and certain accumulated deferred income taxes) and tariff increases based on a ROE of 9.25% and approximately 52% equity level. Any dollars due to customers from the ESM will be first applied against any environmental regulatory asset balance as defined in the settlement agreement (if one exists at that time) or refunded to customers through a bill credit if such environmental regulatory asset balance does not exist.

On May 17, 2018, The Berkshire Gas Company (BGC) filed a petition with the Department of Public Utilities (DPU) for approval of a general increase in its gas distribution rates to be effective April 1, 2019.  BGC requested an increase to the base distribution rate revenue requirement of $4.54 million, offset by decreases in other factors of $1.43 million, resulting in a net change in operating revenue of $3.11 million, and a 10.35% ROE applied to existing capital structure.  BGC’s filing takes into account the reduction in the federal corporate income tax rate that results from the Tax Act, which became effective January 1, 2018. As part of the filing, BGC also proposed an alternative ratemaking mechanism (ARM) that will allow it to annually adjust its rates without filing for a base rate proceeding. The proposed ARM has a five-year term that begins in 2019 with the establishment of rates approved in this proceeding and is followed by four annual rate adjustments in 2020 through 2023. Further, BGC proposed to implement a rate mechanism to decouple its gas revenues from its sales and a reconciling mechanism to recover costs associated with pension and other post-retirement employee benefits.

On June 29, 2018, Connecticut Natural Gas Corporation (CNG) filed an application with PURA for new tariffs to become effective January 1, 2019. CNG requested a three-year rate plan for calendar years 2019, 2020 and 2021. The Application requests an increase in rates of $16.6 million in 2019, an incremental increase of $10.1 million in 2020, and an incremental increase of $1.1 million in 2021. In addition, the application proposes to implement a customer rate credit of $1.25 million per year through 2027 as an offset in base rates, arising from the merger commitments made in connection with AVANGRID’s acquisition of UIL Holdings Corporation (UIL) in December 2015; a return to customers of the full tax benefits resulting from the reduction in the corporate federal income tax rate in the Tax Act; and ratemaking proposals to transition the DIMP mechanism to operate as a true-up mechanism, and to apply CNG’s current decoupling mechanism to all firm customers going forward.

Current and non-current regulatory assets as of June 30, 2018 and December 31, 2017, respectively, consisted of:

	June 30,	December 31,
As of	2018	2017
(Millions)
Current
Pension and other post-retirement benefits cost deferrals	$24	$24
Pension and other post-retirement benefits	12	7
Storm costs	52	46
Temporary supplemental assessment surcharge	1	—
Reliability support services	26	27
Revenue decoupling mechanism	19	21
Transmission revenue reconciliation mechanism	4	8
Electric supply reconciliation	2	—
Hedges losses	—	3
Contracts for differences	7	9
Hardship programs	13	14
Deferred property tax	10	10
Plant decommissioning	6	6
Deferred purchased gas	1	31
Deferred transmission expense	42	37
Environmental remediation costs	13	13
Other	56	51
Total Current Regulatory Assets	288	307
Non-current
Pension and other post-retirement benefits cost deferrals	113	110
Pension and other post-retirement benefits	1,076	1,162
Storm costs	350	254
Deferred meter replacement costs	28	29
Unamortized losses on reacquired debt	16	17
Environmental remediation costs	276	283
Unfunded future income taxes	369	376
Asset retirement obligation	19	18
Deferred property tax	4	14
Federal tax depreciation normalization adjustment	153	155
Merger capital expense target customer credit	1	2
Debt premium	124	131
Reliability support services	—	10
Plant decommissioning	6	9
Contracts for differences	92	84
Hardship programs	10	13
Deferred income taxes regulatory	22	—
Other	63	71
Total Non-current Regulatory Assets	$2,722	$2,738

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

“Storm costs” for CMP, NYSEG and RG&E are allowed in rates based on an estimate of the routine costs of service restoration. The companies are also allowed to defer unusually high levels of service restoration costs resulting from major storms when they meet certain criteria for severity and duration. Storm costs in the amount of $123 million at NYSEG are being recovered over a ten-year period and the remaining portion is being amortized over five years following the approval of the Joint Proposal by the NYPSC. UI is allowed to defer costs associated with any storm totaling $1 million or greater for future recovery. UI’s storm regulatory asset balance was $0 as of June 30, 2018.

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

“Federal tax depreciation normalization adjustment” represents the revenue requirement impact of the difference in the deferred income tax expense required to be recorded under the IRS normalization rules and the amount of deferred income tax expense that was included in cost of service for rates years covering 2011 forward. The recovery period in New York is from 27 to 39 years and for CMP this will be determined in future MPUC rate proceedings.

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

“Other” includes post term amortization deferrals and various items subject to reconciliation including rate change levelization and loss on re-acquired debt.

Current and non-current regulatory liabilities as of June 30, 2018 and December 31, 2017, respectively, consisted of:

	June 30,	December 31,
As of	2018	2017
(Millions)
Current
Non by-passable charges	$—	$5
Energy efficiency portfolio standard	47	37
Gas supply charge and deferred natural gas cost	11	4
Transmission revenue reconciliation mechanism	10	14
Pension and other post-retirement benefits	—	1
Pension and other post-retirement benefits cost deferrals	14	14
Carrying costs on deferred income tax bonus depreciation	21	21
Carrying costs on deferred income tax - Mixed Services 263(a)	5	5
Yankee DOE Refund	—	4
Merger related rate credits	—	1
Revenue decoupling mechanism	3	4
Stranded costs	8	17
Other	73	51
Total Current Regulatory Liabilities	192	178
Non-current
Accrued removal obligations	1,148	1,132
2017 Tax Act	1,562	1,515
Asset sale gain account	10	10
Carrying costs on deferred income tax bonus depreciation	62	72
Economic development	27	32
Merger capital expense target customer credit account	6	6
Pension and other post-retirement benefits cost deferrals	67	74
Positive benefit adjustment	38	39
New York state tax rate change	5	6
Theoretical reserve flow thru impact	17	19
Deferred property tax	22	19
Net plant reconciliation	18	10
Variable rate debt	38	33
Carrying costs on deferred income tax - Mixed Services 263(a)	18	20
Rate refund – FERC ROE proceeding	27	27
Transmission congestion contracts	21	19
Merger-related rate credits	19	20
Accumulated deferred investment tax credits	13	13
Asset retirement obligation	13	13
Earning sharing provisions	14	22
Middletown/Norwalk local transmission network service collections	18	19
Excess generation service charge	—	2
Low income programs	37	42
Non-firm margin sharing credits	13	8
Deferred income taxes regulatory	—	13
Other	81	67
Total Non-current Regulatory Liabilities	$3,294	$3,252

“Non by-passable charges” represent the non by-passable charges paid by all customers. An asset or liability is recognized resulting from differences between actual revenues and the underlying cost being recovered. This liability will be refunded to customers within the next year.

“Energy efficiency portfolio standard” represents the difference between amounts billed to customers through an energy efficiency charge and the costs of our energy efficiency programs as approved by the state authorities. This may be refunded to customers within the next year.

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

“Economic development” represents the economic development program which enables NYSEG and RG&E to foster economic development through attraction, expansion and retention of businesses within its service territory. If the level of actual expenditures for economic development allocated to NYSEG and RG&E varies in any rate year from the level provided for in rates, the difference is refunded to ratepayers. The amortization period is five years following the approval of the Joint Proposal by the NYPSC.

“Merger capital expense target customer credit” account was created as a result of NYSEG and RG&E not meeting certain capital expenditure requirements established in the order approving the purchase of AVANGRID (formerly Energy East Corporation) by Iberdrola. The amortization period is five years following the approval of the Joint Proposal by the NYPSC.

“Pension and other postretirement benefits” represent the actuarial gains on other postretirement plans that will be reflected in customer rates when they are amortized and recognized in future expenses. Because no funds have yet been received for this, a regulatory liability is not reflected within the rate base. They also represent the difference between actual expense for pension and other postretirement benefits and the amount provided for in rates. Recovery of these amounts will be determined in future proceedings.

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

“2017 Tax Act” represents the impact from remeasurement and over-recoveries as a result of the Tax Act. Reductions in accumulated deferred income tax balances due to the reduction in the corporate income tax rates from 35% to 21% under the provisions of the Tax Act will result in amounts previously and currently collected from utility customers for these deferred taxes to be refundable to such customers, generally through reductions in future rates. The NYPSC, MPUC, PURA and DPU have instituted separate proceedings in New York, Maine, Connecticut and Massachusetts, respectively, to review and address the implications associated with the Tax Act on the utilities providing service in such states.

“Merger-related rate credits” resulted from the acquisition of UIL. This is being used to moderate increases in rates. In the three and six months ended June 30, 2018, respectively, $1 million and $2 million of rate credits were applied against customer bills. In the three and six months ended June 30, 2017, respectively, $0 and $2 million of rate credits were applied against customer bills.

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

•

NYSEG and RG&E enter into electric energy derivative contracts to hedge the forecasted purchases required to serve their electric load obligations. They hedge their electric load obligations using derivative contracts that are settled based upon Locational Based Marginal Pricing published by the NYISO. NYSEG and RG&E hedge approximately 70% of their electric load obligations using contracts for a NYISO location where an active market exists. The forward market prices used to value the companies’ open electric energy derivative contracts are based on quoted prices in active markets for identical assets or liabilities with no adjustment required and therefore we include the fair value in Level 1.

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

•

NYSEG, RG&E and CMP enter into fuel derivative contracts to hedge their unleaded and diesel fuel requirements for their fleet vehicles. Exchange-based forward market prices are used, but because an unobservable basis adjustment is added to the forward prices, we include the fair value measurement for these contracts in Level 3.

•

UI enters into CfDs, which are marked-to-market based on a probability-based expected cash flow analysis that is discounted at risk-free interest rates and an adjustment for non-performance risk using credit default swap rates. We include the fair value measurement for these contracts in Level 3 (See Note 7 for further discussion of CfDs).

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

We determine the fair value of our interest rate swap derivative instruments based on a model whose inputs are observable, such as the London Interbank Offered Rate (LIBOR) forward interest rate curves. We include the fair value measurement for these contracts in Level 2 (See Note 7 for further discussion of interest rate swaps).

The carrying amounts for cash and cash equivalents, restricted cash, accounts receivable, accounts payable, notes payable and interest accrued approximate their estimated fair values and are considered Level 1.

Restricted cash was $5 million as of both June 30, 2018 and December 31, 2017, which is included in “Other Assets” on the balance sheet.

The financial instruments measured at fair value as of June 30, 2018 and December 31, 2017, respectively, consisted of:

As of June 30, 2018	Level 1	Level 2	Level 3	Netting	Total
(Millions)
Securities portfolio (available for sale)	$41	$—	$—	$—	$41
Derivative assets
Derivative financial instruments - power	11	30	81	(46)	76
Derivative financial instruments - gas	—	9	41	(50)	—
Contracts for differences	—	—	7	—	7
Total	11	39	129	(96)	83
Derivative liabilities
Derivative financial instruments - power	(9)	(25)	(15)	44	(5)
Derivative financial instruments - gas	—	(14)	(8)	15	(7)
Contracts for differences	—	—	(107)	—	(107)
Derivative financial instruments – Other	—	(7)	—	—	(7)
Total	$(9)	$(46)	$(130)	$59	$(126)

As of December 31, 2017	Level 1	Level 2	Level 3	Netting	Total
(Millions)
Securities portfolio (available for sale)	$41	$—	$—	$—	$41
Derivative assets
Derivative financial instruments - power	14	30	74	(49)	69
Derivative financial instruments - gas	89	18	64	(146)	25
Contracts for differences	—	—	12	—	12
Total	103	48	150	(195)	106
Derivative liabilities
Derivative financial instruments - power	(14)	(17)	(15)	37	(9)
Derivative financial instruments - gas	(80)	(20)	(25)	110	(15)
Contracts for differences	—	—	(104)	—	(104)
Total	$(94)	$(37)	$(144)	$147	$(128)

Included in the derivative financial instruments – gas are derivative assets and liabilities of the Gas segment classified as held for sale on the condensed consolidated balance sheet as of December 31, 2017. See Note 20 – Assets Held For Sale for further discussion.

The reconciliation of changes in the fair value of financial instruments based on Level 3 inputs for the three and six months ended June 30, 2018 and 2017, respectively, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2018	2017	2018	2017
Fair Value Beginning of Period,	$(9)	$33	$6	$31
Gains recognized in operating revenues	9	—	14	11
(Losses) recognized in operating revenues	(2)	(2)	(6)	(3)
Total gains recognized in operating revenues	7	(2)	8	8
Gains recognized in OCI	2	—	—	1
(Losses) recognized in OCI	—	—	—	(1)
Total gains recognized in OCI	2	—	—	—
Net change recognized in regulatory assets and liabilities	3	7	(8)	2
Purchases	(1)	(5)	(3)	(2)
Settlements	(3)	(1)	(4)	(7)
Fair Value as of June 30,	$(1)	$32	$(1)	$32
Gains (losses) for the period included in operating revenues attributable to the change in unrealized gains (losses) relating to financial instruments still held at the reporting date	$7	$(2)	$8	$8

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

Level 3 Fair Value Measurement

The tables below illustrate the significant sources of unobservable inputs used in the fair value measurement of our Level 3 derivatives and the variability in prices for those transactions classified as Level 3 derivatives.

As of June 30, 2018
Instruments	Instrument Description	Valuation Technique	Valuation Inputs	Index	Avg.	Max.	Min.
Fixed price power and gas swaps	Transactions with delivery periods	Transactions are valued against forward market prices	Observable and extrapolated forward gas and power prices not all of which can be	NYMEX ($/MMBtu)	$2.94	$3.93	$2.50
with delivery	exceeding two	on a	corroborated by	Indiana hub ($/MWh)	$30.54	$53.90	$19.10
period > two	years	discounted	market data for identical or	Mid C ($/MWh)	$23.11	$46.50	$(0.50)
years		basis	similar products	Minn hub ($/MWh)	$25.13	$49.85	$12.51

Our Level 3 valuations primarily consist of NYMEX gas and fixed price power swaps with delivery periods extending through 2024 and 2032, respectively. The gas swaps are used to hedge both gas inventory in firm storage and merchant wind positions. The power swaps are used to hedge merchant wind production in the West and Midwest.

We performed a sensitivity analysis around the Level 3 gas and power positions to changes in the valuation inputs. Given the nature of the transactions in Level 3, the only material input to the valuation is the market price of gas or power for transactions with delivery periods exceeding two years. The fixed price power swaps are economic hedges of future power generation, with decreases in power prices resulting in unrealized gains and increases in power prices resulting in unrealized losses. The gas swaps are economic hedges of merchant generation, with decreases in gas prices resulting in unrealized gains and increases in gas prices resulting in unrealized losses. As all transactions are economic hedges of the underlying position, any changes in the fair value of these transactions will be offset by changes in the anticipated purchase/sales price of the underlying commodity.

Two elements of the analytical infrastructure employed in valuing transactions are the price curves used in the calculation of market value and the models themselves. We maintain and document authorized trading points and associated forward price curves, and we develop and document models used in valuation of the various products.

Transactions are valued in part on the basis of forward price, correlation and volatility curves. We maintain and document descriptions of these curves and their derivations. Forward price curves used in valuing the transactions are applied to the full duration of the transaction.

The determination of the fair value of the CfDs (see Note 7 for further discussion of CfDs) was based on a probability-based expected cash flow analysis that was discounted at risk-free interest rates, as applicable, and an adjustment for non-performance risk using credit default swap rates. Certain management assumptions were required, including development of pricing that extended over the term of the contracts. We believe this methodology provides the most reasonable estimates of the amount of future discounted cash flows associated with the CfDs. Additionally, on a quarterly basis, we perform analytics to ensure that the fair value of the derivatives is consistent with changes, if any, in the various fair value model inputs. Significant isolated changes in the risk of non-performance, the discount rate or the contract term pricing would result in an inverse change in the fair value of the CfDs. Additional quantitative information about Level 3 fair value measurements of the CfDs is as follows:

Range at
Unobservable Input	June 30, 2018
Risk of non-performance	0.63% - 0.68%
Discount rate	2.33% - 2.85%
Forward pricing ($ per MWh)	$4.30 - $9.55

Fair Value of Debt

As of June 30, 2018 and December 31, 2017, debt consisted of first mortgage bonds, fixed and variable unsecured pollution control notes, other various non-current debt securities and obligations under capital leases. The estimated fair value of debt amounted to $5,816 million and $5,799 million as of June 30, 2018 and December 31, 2017, respectively. The estimated fair value was determined, in most cases, by discounting the future cash flows at market interest rates. The interest rates used to make these calculations take into account the risks associated with the electricity industry and the credit ratings of the borrowers in each case. The fair value hierarchy pertaining to the fair value of debt is considered Level 2, except for unsecured pollution control notes-variable with a fair value of $61 million as of December 31, 2017, which were repaid in the second quarter of 2018 and were considered Level 3. The fair value of these unsecured pollution control notes-variable were determined using unobservable interest rates as the market for these notes is inactive.

On June 29, 2018, NYSEG and RG&E remarketed $326 million in aggregate principal amount of 1994 Series Pollution Control Revenue Bonds and 2004 Series Pollution Revenue Bonds, issued through the New York State Energy Research and Development Authority, with mandatory tender dates in 2023 and 2025 and interest rates ranging 2.625% - 3.00%.

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

(a) Networks activities

NYSEG and RG&E each have an electric commodity charge that passes through rates costs for the market price of electricity. We use electricity contracts, both physical and financial, to manage fluctuations in electricity commodity prices in order to provide price stability to customers. We include the cost or benefit of those contracts in the amount expensed for electricity purchased when the related electricity is sold. We record changes in the fair value of electric hedge contracts to derivative assets and / or liabilities with an offset to regulatory assets and / or regulatory liabilities, in accordance with the accounting requirements concerning regulated operations.

The amount recognized in regulatory liabilities and assets for electricity derivatives was a gain of $2.0 million and a loss of $0.2 million as of June 30, 2018 and December 31, 2017, respectively. The amount reclassified from regulatory assets and liabilities into income, which is included in electricity purchased, was a loss of $1.2 million and a gain $4.6 million for the three and six months ended June 30, 2018, respectively, and a loss of $10.4 million and $21.3 million for the three and six months ended June 30, 2017, respectively.

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

The amount recognized in regulatory liabilities and assets for natural gas hedges was a gain of $0.1 million and a loss of $2.5 million as of June 30, 2018 and December 31, 2017, respectively. The amount reclassified from regulatory assets and liabilities into income, which is included in natural gas purchased, was a loss of $0 and $1.7 million for the three and six months ended June 30, 2018, respectively, and a gain of $0 and $0.6 million for the three and six months ended June 30, 2017, respectively.

Pursuant to a PURA order, UI and Connecticut’s other electric utility, The Connecticut Light and Power Company (CL&P), each executed two long-term CfDs with certain incremental capacity resources, each of which specifies a capacity quantity and a monthly settlement that reflects the difference between a forward market price and the contract price. The costs or benefits of each contract will be paid by or allocated to customers and will be subject to a cost-sharing agreement between UI and CL&P pursuant to which approximately 20% of the cost or benefit is borne by or allocated to UI customers and approximately 80% is borne by or allocated to CL&P customers.

PURA has determined that costs associated with these CfDs will be fully recoverable by UI and CL&P through electric rates, and UI has deferred recognition of costs (a regulatory asset) or obligations (a regulatory liability), including carrying costs. For those CfDs signed by CL&P, UI records its approximate 20% portion pursuant to the cost-sharing agreement noted above. As of June 30, 2018, UI has recorded a gross derivative asset of $7 million ($0 of which is related to UI’s portion of the CfD signed by CL&P), a regulatory asset of $99 million, a gross derivative liability of $107 million ($98 million of which is related to UI’s portion of the CfD signed by

CL&P) and a regulatory liability of $0. As of December 31, 2017, UI had recorded a gross derivative asset of $12 million ($0 of which is related to UI’s portion of the CfD signed by CL&P), a regulatory asset of $93 million, a gross derivative liability of $104 million ($90 million of which is related to UI’s portion of the CfD signed by CL&P) and a regulatory liability of $0.

The unrealized gains and losses from fair value adjustments to these derivatives, which are recorded in regulatory assets or regulatory liabilities, for the three and six months ended June 30, 2018 and 2017, respectively, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
(Millions)
Derivative assets	$(2)	$(9)	$(4)	$(4)
Derivative liabilities	$6	$5	$(3)	$6

The net notional volumes of the outstanding derivative instruments associated with Networks activities as of June 30, 2018 and December 31, 2017, respectively, consisted of:

	June 30,	December 31,
As of	2018	2017
(Millions)
Wholesale electricity purchase contracts (MWh)	3.7	3.9
Natural gas purchase contracts (Dth)	6.7	6.1
Fleet fuel purchase contracts (Gallons)	2.0	2.1

The offsetting of derivatives, location in the condensed consolidated balance sheet and amounts of derivatives associated with Networks activities as of June 30, 2018 and December 31, 2017, respectively, consisted of:

As of June 30, 2018	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$14	$5	$7	$2
Derivative liabilities	(7)	(2)	(20)	(97)
	7	3	(13)	(95)
Designated as hedging instruments
Derivative assets	—	—	—	—
Derivative liabilities	—	—	—	—
	—	—	—	—
Total derivatives before offset of cash collateral	7	3	(13)	(95)
Cash collateral receivable	—	—	—	—
Total derivatives as presented in the balance sheet	$7	$3	$(13)	$(95)

As of December 31, 2017	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$20	$5	$13	$—
Derivative liabilities	(13)	—	(32)	(88)
	7	5	(19)	(88)
Designated as hedging instruments
Derivative assets	—	—	—	—
Derivative liabilities	—	—	—	—
	—	—	—	—
Total derivatives before offset of cash collateral	7	5	(19)	(88)
Cash collateral receivable	—	—	3	—
Total derivatives as presented in the balance sheet	$7	$5	$(16)	$(88)

The effect of derivatives in cash flow hedging relationships on Other Comprehensive Income (OCI) and income for the three and six months ended June 30, 2018 and 2017, respectively, consisted of:

Three Months Ended June 30,	(Loss) Recognized in OCI on Derivatives	Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income
(Millions)	Effective Portion (a)	Effective Portion (a)
2018
Interest rate contracts	$—	Interest expense	$2
Commodity contracts	—	Operating expenses	—
Total	$—		$2
2017
Interest rate contracts	$—	Interest expense	$2
Commodity contracts	—	Operating expenses	—
Total	$—		$2

Six Months Ended June 30,	(Loss) Recognized in OCI on Derivatives	Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income
(Millions)	Effective Portion (a)	Effective Portion (a)
2018
Interest rate contracts	$—	Interest expense	$4
Commodity contracts	—	Operating expenses	—
Total	$—		$4
2017
Interest rate contracts	$—	Interest expense	$4
Commodity contracts	(1)	Operating expenses	—
Total	$(1)		$4

(a)Changes in accumulated OCI are reported on a pre-tax basis. The reclassified amounts of commodity contracts are included within “Purchased power, natural gas and fuel used” line item within operating expenses in the condensed consolidated statements of income.

The net loss in accumulated OCI related to previously settled forward starting swaps and accumulated amortization is $64.1 million and $68.8 million as of June 30, 2018 and December 31, 2017, respectively. We recorded $2.0 million and $4.0 million in net derivative losses related to discontinued cash flow hedges for both three and six months ended June 30, 2018 and 2017. We will amortize approximately $4.0 million of discontinued cash flow hedges for the remainder of 2018. During the three and six months ended June 30, 2018 and 2017, there was no ineffective portion for cash flow hedges.

The unrealized loss of $0.2 million on hedge activities is reported in accumulated OCI because the forecasted transaction is considered to be probable as of June 30, 2018. We expect that $0.2 million of these losses will be reclassified into earnings within the next twelve months. The maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted fleet fuel transactions is twelve months.

(b) Renewables and Gas activities

The below presented quantitative information includes derivative financial instruments associated with Gas activities, which were classified as held for sale in the condensed consolidated balance sheet as of December 31, 2017 (see Note 20 - Assets Held for Sale).

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

Renewables has proprietary trading operations that enter into fixed-price power and gas forwards in addition to basis swaps. The intent is to speculate on fixed-price commodity and basis volatility in the U.S. commodity markets.

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

The net notional volumes of outstanding derivative instruments associated with Renewables and Gas activities as of June 30, 2018 and December 31, 2017, respectively, consisted of:

	June 30,	December 31,
As of	2018	2017
(MWh/Dth in millions)
Wholesale electricity purchase contracts	3	4
Wholesale electricity sales contracts	5	6
Natural gas and other fuel purchase contracts	23	285
Financial power contracts	11	12
Basis swaps – purchases	38	68
Basis swaps – sales	2	62

The fair values of derivative contracts associated with Renewables and Gas activities as of June 30, 2018 and December 31, 2017, respectively, consisted of:

	June 30,	December 31,
As of	2018	2017
(Millions)
Wholesale electricity purchase contracts	$6	$(3)
Wholesale electricity sales contracts	2	8
Natural gas and other fuel purchase contracts	(1)	19
Financial power contracts	61	55
Basis swaps – purchases	(6)	(13)
Basis swaps – sales	—	4
Total	$62	$70

The effect of trading derivatives associated with Renewables and Gas activities for the three and six months ended June 30, 2018 and 2017, respectively, consisted of:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
(Millions)
Wholesale electricity purchase contracts	$5	$1	$6	$(2)
Wholesale electricity sales contracts	(2)	(4)	(1)	3
Financial power contracts	(1)	3	(2)	—
Financial and natural gas contracts	—	—	3	4
Total Gain	$2	$—	$6	$5

The effect of non-trading derivatives associated with Renewables and Gas activities for the three and six months ended June 30, 2018 and 2017, respectively, consisted of:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
(Millions)
Wholesale electricity purchase contracts	$3	$4	$4	$(2)
Wholesale electricity sales contracts	(7)	(5)	(7)	6
Financial power contracts	(2)	(10)	1	6
Financial and natural gas contracts	(1)	(1)	4	(5)
Total (Loss) Gain	$(7)	$(12)	$2	$5

Such gains and losses are included in Operating revenues and in Purchased power, natural gas and fuel used operating expenses in the condensed consolidated statements of income, depending upon the nature of the transaction.

The offsetting of derivatives, location in the condensed consolidated balance sheet and amounts of derivatives associated with Renewables and Gas activities as of June 30, 2018 and December 31, 2017, respectively, consisted of:

As of June 30, 2018	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$23	$103	$20	$5
Derivative liabilities	(5)	(7)	(30)	(14)
	18	96	(10)	(9)
Designated as hedging instruments
Derivative assets	3	2	1	3
Derivative liabilities	—	—	(1)	(4)
	3	2	—	(1)
Total derivatives before offset of cash collateral	21	98	(10)	(10)
Cash collateral receivable (payable)	(8)	(38)	1	8
Total derivatives as presented in the balance sheet	$13	$60	$(9)	$(2)

As of December 31, 2017	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$111	$99	$31	$4
Derivative liabilities	(82)	(5)	(51)	(10)
	29	94	(20)	(6)
Designated as hedging instruments
Derivative assets	24	4	—	2
Derivative liabilities	—	(1)	(3)	(3)
	24	3	(3)	(1)
Total derivatives before offset of cash collateral	53	97	(23)	(7)
Cash collateral receivable (payable)	(17)	(39)	3	3
Total derivatives as presented in the balance sheet, including assets and liabilities held for sale	$36	$58	$(20)	$(4)

The effect of derivatives in cash flow hedging relationships on accumulated OCI and income for the three and six months ended June 30, 2018 and 2017, respectively, consisted of:

Three Months Ended June 30,	Gain Recognized in OCI on Derivatives	Location of Loss (Gain) Reclassified from Accumulated OCI into Income	(Gain) Reclassified from Accumulated OCI into Income
(Millions)	Effective Portion (a)	Effective Portion (a)
2018
Commodity contracts	$—	Operating revenues	$(1)
Total	$—		$(1)
2017
Commodity contracts	$—	Operating revenues	$(3)
Total	$—		$(3)

Six Months Ended June 30,	(Loss) Gain Recognized in OCI on Derivatives	Location of Loss (Gain) Reclassified from Accumulated OCI into Income	(Gain) Loss Reclassified from Accumulated OCI into Income
(Millions)	Effective Portion (a)	Effective Portion (a)
2018
Commodity contracts	$(1)	Operating revenues	$(20)
Total	$(1)		$(20)
2017
Commodity contracts	$4	Operating revenues	$30
Total	$4		$30
(a)	Changes in accumulated OCI are reported on a pre-tax basis.

Amounts are reclassified from accumulated OCI into income in the period during which the transaction being hedged affects earnings or when it becomes probable that a forecasted transaction being hedged would not occur. Notwithstanding future changes in prices, approximately $2.3 million of gain included in accumulated OCI at June 30, 2018, is expected to be reclassified into earnings within the next twelve months. We recorded a net loss of $0.3 million and $0.2 million in the three and six months ended June 30, 2018, respectively, and a net gain of $0.8 million and $0.5 million, in the three and six months ended June 30, 2017, respectively, in earnings as a result of ineffectiveness from cash flow hedges. The net loss in accumulated OCI related to a discontinued cash flow hedge is $0.4 million as of June 30, 2018, out of which an immaterial amount will be amortized in the remainder of 2018. We recorded $0 and $0.1 million in net derivative losses related to discontinued cash flow hedges for the three and six months ended June 30, 2018, respectively.

(c) Interest rate swaps

AVANGRID uses financial derivative instruments from time to time to alter its fixed and floating rate debt balances or to hedge fixed rates in anticipation of future fixed rate issuances. In the second quarter of 2018, AVANGRID entered into two forward interest rate swaps, with a total notional amount of $500 million, to hedge the issuance of forecasted fixed rate debt in 2019. The forward interest rate swaps are designated and qualify as cash flow hedges, have mandatory termination dates of June 28, 2019, and are expected to be settled upon the forecasted debt issuance. The effective portion of the gain or loss on the interest rate swap derivative is reported as a component of accumulated OCI and reclassified into earnings in the period or periods during which related interest payments of the forecasted debt will occur.

Pre-tax losses of $4.4 million were recognized in accumulated OCI for the three and six months ended June 30, 2018 from the effective portion of changes in the fair value of the interest rate swap derivative instruments. We estimate no amounts will be reclassified into earnings within the next twelve months. During both the three and six months ended June 30, 2018, no ineffectiveness was recorded from cash flow hedges.

The forward interest rate swap derivative liabilities of $4.4 million are included in current liabilities on the balance sheet and do not have related offsetting cash collateral or other derivative assets/liabilities to be offset with.

(d) Counterparty credit risk management

NYSEG and RG&E face risks related to counterparty performance on hedging contracts due to counterparty credit default. We have developed a matrix of unsecured credit thresholds that are applicable based on the respective counterparty’s or the counterparty guarantor’s credit rating, as provided by Moody’s or Standard & Poor’s. When our exposure to risk for a counterparty exceeds the unsecured credit threshold, the counterparty is required to post additional collateral or we will no longer transact with the counterparty until the exposure drops below the unsecured credit threshold.

The wholesale power supply agreements of UI contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit rating on senior debt falls below investment grade. If such an event had occurred as of June 30, 2018, UI would have had to post an aggregate of approximately $11 million in collateral.

We have various master netting arrangements in the form of multiple contracts with various single counterparties that are subject to contractual agreements that provide for the net settlement of all contracts through a single payment. Those arrangements reduce our exposure in the event of a counterparty default or contract termination. For financial statement presentation purposes, we offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim or the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. The amounts of cash collateral under master netting arrangements that have not been offset against net derivative positions were $6 million and $30 million as of June 30, 2018 and December 31, 2017, respectively. Derivative instruments settlements and collateral payments are included in “Other assets/liabilities” of operating activities in the condensed consolidated statements of cash flows.

Certain of our derivative instruments contain provisions that require us to maintain an investment grade credit rating on our debt from each of the major credit rating agencies. If our debt were to fall below investment grade, we would be in violation of those provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit risk related contingent features that are in a liability position as of June 30, 2018 is $0.

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

Transmission - ROE Complaint – CMP and UI

On September 30, 2011, the Massachusetts Attorney General, Massachusetts Department of Public Utilities, Connecticut Public Utilities Regulatory Authority, New Hampshire Public Utilities Commission, Rhode Island Division of Public Utilities and Carriers, Vermont Department of Public Service, numerous New England consumer advocate agencies and transmission tariff customers collectively filed a complaint (Complaint I) with the FERC pursuant to sections 206 and 306 of the Federal Power Act. The filing parties sought an order from the FERC reducing the 11.14% base ROE used in calculating formula rates for transmission service under the ISO-New England Open Access Transmission Tariff (OATT) to 9.2%. CMP, MEPCO and UI are New England Transmission Owners (NETOs) with assets and service rates that are governed by the OATT and will thereby be affected by any FERC order resulting from the filed complaint.

On June 19, 2014, the FERC issued its decision in Complaint I, establishing an ROE methodology and setting an issue for a paper hearing.  On October 16, 2014, the FERC issued its final decision in Complaint I setting the base ROE at 10.57% and a maximum total ROE of 11.74% (base plus incentive ROEs) for the October 2011 – December 2012 period as well as prospectively from October 16, 2014, and ordered the NETOs to file a refund report. On November 17, 2014, the NETOs filed the requested refund report.

On March 3, 2015, the FERC issued an order on requests for rehearing of its October 16, 2014 decision. The March order upheld the FERC’s June 19, 2014 decision and further clarified that the 11.74% ROE cap will be applied on a project specific basis and not on a transmission owner’s total average transmission return. In June 2015, the NETOs and complainants both filed an appeal of the FERC’s final order in the U.S. Court of Appeals for the District of Columbia (the Court). On April 14, 2017, the Court vacated FERC’s decision on Complaint I and remanded it to the FERC. The Court held that the FERC, as directed by statute, did not determine first that the existing ROE was unjust and unreasonable before determining a new ROE. The Court ruled that the FERC should have first determined that the then existing 11.14% base ROE was unjust and unreasonable before selecting the 10.57% as the new base ROE. The Court also found that the FERC did not provide reasoned judgment as to why an ROE of 10.57% at the midpoint of the upper end of the zone of reasonableness is a just and reasonable ROE. Instead, FERC had only explained in its order that the midpoint of 9.39% was not just and reasonable and a higher base ROE was warranted. On June 5, 2017, the NETOs made a filing with the FERC seeking to reinstate transmission rates to the status quo ante (effect of the Court vacating order is to return the parties to the rates in effect prior to the FERC final decision) as of June 8, 2017, the date the Court decision became effective. In that filing, the NETOs stated that they will not begin billing at the higher rates until 60 days after the FERC has a quorum of commissioners. On October 6, 2017, the FERC issued an order rejecting the NETOs request to collect transmission revenue requirements at the higher ROE of 11.14%, pending a FERC order on remand. In reaching this decision, the FERC stated that it has broad remedial authority to make whatever ROE it eventually determines to be just and reasonable effective for the Complaint I refund period and prospectively from October 2014, the effective date of the Complaint I Order. Therefore, the FERC reasoned that the NETOs will not be harmed financially by not immediately returning to their pre-Complaint I ROE. We expect the FERC to address the Court decision during 2018. We cannot predict the outcome of this matter.

On December 26, 2012, a second ROE complaint (Complaint II) for a subsequent rate period was filed requesting the then effective ROE of 11.14% be reduced to 8.7%. On June 19, 2014, the FERC accepted Complaint II, established a 15-month refund effective date of December 27, 2012, and set the matter for hearing using the methodology established in Complaint I.

On July 31, 2014, a third ROE complaint (Complaint III) was filed for a subsequent rate period requesting the then effective ROE of 11.14% be reduced to 8.84%. On November 24, 2014, the FERC accepted Complaint III, established a 15-month refund effective date of July 31, 2014, and consolidated this matter with Complaint II for hearing in June 2015. Hearings relating to the refund periods and going forward period were held in June 2015 on Complaints II and III before a FERC administrative law judge. On July 29, 2015, post-hearing briefs were filed by parties and on August 26, 2015 reply briefs were filed by parties. On July 13, 2015, the NETOs filed a petition for review of the FERC’s orders establishing hearing and consolidation procedures for Complaints II and III with the Court. The FERC administrative law judge issued an Initial Decision on March 22, 2016. The Initial Decision determined that: (1) for the 15-month refund period in Complaint II, the base ROE should be 9.59% and that the ROE Cap (base ROE plus incentive ROEs) should be 10.42% and (2) for the 15-month refund period in Complaint III and prospectively, the base ROE should be 10.90% and that the ROE Cap should be 12.19%. The Initial Decision is the FERC administrative law judge’s recommendation to the FERC Commissioners. The FERC is expected to make its final decision in 2018.

CMP and UI reserved for refunds for Complaints I, II and III consistent with the FERC’s March 3, 2015 final decision in Complaint I. Refunds were provided to customers for Complaint I. The CMP and UI total reserve associated with Complaints II and III is $22.9 million and $4.4 million, respectively, as of June 30, 2018, which has not changed since December 31, 2017, except for the accrual of carrying costs. These reserve amounts were calculated consistent with the methodology set forth in the FERC’s March 3, 2015 order. If adopted as final by the FERC, the impact of the initial decision by the FERC administrative law judge would be an additional aggregate reserve for Complaints II and III of $17.1 million, which is based upon currently available information for these proceedings. We cannot predict the outcome of the Complaint II and III proceedings.

On April 29, 2016, a fourth ROE complaint (Complaint IV) was filed for a rate period subsequent to prior complaints requesting the then existing base ROE of 10.57% be reduced to 8.61% and the ROE Cap be set at 11.24%.  The NETOs filed a response to the Complaint IV on June 3, 2016. On September 20, 2016, the FERC accepted the Complaint IV, established a 15-month refund effective date of April 29, 2016, and set the matter for hearing and settlement judge procedures. In April 2017, the NETOs filed for a stay in the hearings pending the FERC taking action on the Court order described above. That request was denied by the FERC administrative law judge. On November 21, 2017, the parties submitted updates to their ROE analyses and recommendations with the NETOs continuing to advocate that the existing base ROE of 10.57% should remain in effect. Hearings were held in December 2017. On March 27, 2018, the FERC administrative law judge issued an initial decision rejecting Complaint IV, finding the currently-filed base ROE of 10.57%, which, with incentive adders, may reach a maximum ROE of 11.74%, is not unjust and unreasonable, and hence is not unlawful. Briefs on Exceptions to the FERC administrative law judge’s initial decision were filed on April 26, 2018, and Briefs Opposing Exceptions were filed on May 23, 2018. The FERC has not yet issued its final decision in this docket. We cannot predict the outcome of the Complaint IV proceeding.

On October 5, 2017, the NETOs filed a Motion for Dismissal of Pancaked Return on Equity Complaints in light of the decision by the Court in April 2017 that became effective on June 8, 2017.  The NETOs assert that all four complaints should be dismissed because the complainants have not shown that the existing ROE of 11.14% is unjust and unreasonable as the Court decision requires. In addition, the NETOs assert that Complaints II, III and IV should also be dismissed because the Court decision implicitly found that the FERC’s acceptance of Pancaked FPA Section 206 complaints was statutorily improper as Congress intended that the 15-month refund period under Section 206 applies whenever the FERC does not complete its review of a complaint within the 15-month period. In the event the FERC chooses not to dismiss the complaints, the NETOs request that the FERC consolidate the complaints for decision as the evidentiary records are either closed or advanced enough for the FERC to address the requirements of the Court decision and expeditiously issue a final order. The FERC has not yet ruled on this Motion. We cannot predict the outcome of this proceeding.

New York State Department of Public Service Investigation of the Preparation for and Response to the March 2017 Windstorm

On March 11, 2017 the New York State Department of Public Service (the Department) commenced an investigation of NYSEG’s and RG&E’s preparation for and response to the March 2017 windstorm, which affected more than 219,000 NYSEG and RG&E customers. The Department Staff issued a report (the Staff Report) of the findings from their investigation on November 16, 2017. The Staff Report made several recommendations for future storm response and also alleged that NYSEG and RG&E had violated their own emergency response plan in a number of respects.

Also on November 16, 2017, the NYPSC issued an Order Instituting Proceeding and to Show Cause (the Order) requiring the companies to address whether the NYPSC should mandate, reject or modify, in whole or in part the recommendations made in the Staff Report. The Order also required the companies to show cause why the NYPSC should not commence an administrative penalty proceeding. On May 18, 2018, NYSEG and RG&E filed a settlement joint proposal and investment joint proposal before the NYPSC to settle potential penalties and avoid litigation related to the March 2017 windstorm, pursuant to which, among other things, NYSEG and RG&E have agreed to make $3.9 million in investments in 2018 designed to increase resiliency and improve emergency response in the areas impacted by the storm. The investments will not be reflected in rate base or operating expenses in establishing future delivery rates. The joint proposals are subject to public comment and NYPSC approval. We cannot predict the final outcome of this matter.

New York State Department of Public Service Investigation of the Preparation for and Response to the March 2018 Winter Storms

In March 2018, following two severe winter storms that impacted over more than a million electric utility customers in New York, including 520,000 NYSEG and RG&E customers, the NYPSC initiated a comprehensive investigation of all the New York electric utilities’ preparation and response to those events. The investigation has been expanded to include other 2018 New York spring storm events. We cannot predict the final outcome of this matter.

California Energy Crisis Litigation

Two California agencies brought a complaint in 2001 against a long-term power purchase agreement entered into by Renewables, as seller, to the California Department of Water Resources, as purchaser, alleging that the terms and conditions of the power purchase agreement were unjust and unreasonable. The FERC dismissed Renewables from the proceedings; however, the Ninth Circuit Court of Appeals reversed the FERC's dismissal of Renewables from the proceeding.

Joining with two other parties, Renewables filed a petition for certiorari in the United States Supreme Court on May 3, 2007. In an order entered on June 27, 2008, the Supreme Court granted Renewables’ petition for certiorari, vacated the appellate court's judgment, and remanded the case to the appellate court for further consideration in light of the Supreme Court’s decision in a similar case. In light of the Supreme Court's order, on December 4, 2008, the Ninth Circuit Court of Appeals vacated its prior opinion and remanded the complaint proceedings to the FERC for further proceedings consistent with the Supreme Court's rulings. In 2014, the FERC assigned an administrative law judge to conduct evidentiary hearings. Following discovery, the FERC trial staff recommended that the complaint against Renewables be dismissed.

A hearing was held before a FERC administrative law judge in November and early December 2015. A preliminary proposed ruling by the administrative law judge was issued on April 12, 2016.  The proposed ruling found no evidence that Renewables had engaged in any unlawful market contract that would justify finding the Renewables power purchase agreements unjust and unreasonable. However, the proposed ruling did conclude that price of the power purchase agreements imposed an excessive burden on customers in the amount of $259 million. Renewables position, as presented at hearings and agreed to by FERC trial staff, is that Renewables entered into bilateral power purchase contracts appropriately and complied with all applicable legal standards and requirements. The parties have submitted briefs on exceptions to the administrative law judge’s proposed ruling to the FERC. In April 2018 Renewables requested, based on the nearly two years of delay from the preliminary proposed ruling and the Supreme Court precedent, that the FERC issue a final decision expeditiously. We cannot predict the outcome of this proceeding.

Class Action Regarding LDC Gas Transportation Service on Algonquin Gas Transmission

On November 16, 2017, a class action lawsuit was filed in the U.S. District Court for the District of Massachusetts on behalf of customers in New England against the Company and Eversource alleging that certain of their respective subsidiaries that take gas transportation service over the Algonquin Gas Transmission (AGT), which for AVANGRID would be its indirect subsidiaries SCG and CNG, engaged in pipeline capacity scheduling practices on AGT that resulted in artificially increased electricity prices in New England. These allegations were based on the conclusions of a White Paper issued by the Environmental Defense Fund (EDF), an environmental advocacy organization, on October 10, 2017, purporting to analyze the relationship between the New England electricity market and the New England local gas distribution companies. The plaintiffs assert claims under federal antitrust law, state antitrust, unfair competition and consumer protection laws, and under the common law of unjust enrichment.  They seek damages, disgorgement, restitution, injunctive relief, and attorney fees and costs. The Company filed a Motion to Dismiss all of the claims on January 29, 2018.  On February 27, 2018, the FERC released the results of a FERC staff inquiry into the pipeline capacity scheduling practices on the AGT. The inquiry arose out of the allegations made by the EDF in its White Paper. FERC announced that, based on an extensive review of public and non-public data, it had determined that the EDF study was flawed and led to incorrect conclusions. FERC also stated that the staff inquiry revealed no evidence of anticompetitive withholding of natural gas pipeline capacity on the AGT and that it would take no further action on the matter. On March 28, 2018, the plaintiffs filed a consolidated amended complaint, repeating the prior claims, except omitting the common law claim of unjust enrichment. On April 27, 2018, the Company filed a Motion to Dismiss all of the claims based on federal preemption and lack of any evidence of antitrust behavior, citing, among other reasons, the results of the FERC staff inquiry conclusion. The plaintiffs filed opposition to the motion to dismiss on May 25, 2018. The U.S. District Court for the District of Massachusetts held a hearing on the motion on August 1, 2018. We cannot predict the outcome of this class action lawsuit.

Guarantee Commitments to Third Parties

As of June 30, 2018, we had approximately $2.3 billion of standby letters of credit, surety bonds, guarantees and indemnifications outstanding. These instruments provide financial assurance to the business and trading partners of AVANGRID and its subsidiaries in their normal course of business.  The instruments only represent liabilities if AVANGRID or its subsidiaries fail to deliver on contractual obligations. We therefore believe it is unlikely that any material liabilities associated with these instruments will be incurred and, accordingly, as of June 30, 2018, neither we nor our subsidiaries have any liabilities recorded for these instruments.

Note 9. Environmental Liabilities

Environmental laws, regulations and compliance programs may occasionally require changes in our operations and facilities and may increase the cost of electric and natural gas service. We do not provide for accruals of legal costs expected to be incurred in connection with loss contingencies.

Waste sites

The Environmental Protection Agency and various state environmental agencies, as appropriate, have notified us that we are among the potentially responsible parties that may be liable for costs incurred to remediate certain hazardous substances at twenty-five waste sites, which do not include sites where gas was manufactured in the past. Fifteen of the twenty-five sites are included in the New York State Registry of Inactive Hazardous Waste Disposal Sites; six sites are included in Maine’s Uncontrolled Sites Program and one site is included on the Massachusetts Non-Priority Confirmed Disposal Site list. The remaining sites are not included in any registry list. Finally, nine of the twenty-five sites are also included on the National Priorities list. Any liability may be joint and severable for certain sites.

We have recorded an estimated liability of $5 million related to ten of the twenty-five sites. We have paid remediation costs related to the remaining fifteen sites and do not expect to incur additional liabilities. Additionally, we have recorded an estimated liability of $8 million related to another ten sites where we believe it is probable that we will incur remediation costs and or monitoring costs, although we have not been notified that we are among the potentially responsible parties or that we are regulated under State Resource Conservation and Recovery Act programs. We recorded a corresponding regulatory asset because we expect to recover these costs in rates. It is possible the ultimate cost to remediate these sites may be significantly more than the accrued amount. Our estimate for costs to remediate these sites ranges from $12 million to $21 million as of June 30, 2018. Factors affecting the estimated remediation amount include the remedial action plan selected, the extent of site contamination, and the allocation of the clean-up costs.

Manufactured Gas Plants

We have a program to investigate and perform necessary remediation at our fifty-three sites where gas was manufactured in the past (Manufactured Gas Plants, or MGPs). Eight sites are included in the New York State Registry; twelve sites are included in the New York Voluntary Cleanup Program; three sites are part of Maine’s Voluntary Response Action Program and two sites are part of Maine’s Uncontrolled Sites Program. The remaining sites are not included in any registry list. We have entered into consent orders with various environmental agencies to investigate and where necessary remediate forty-nine of the fifty-three sites.

Our estimate for all costs related to investigation and remediation of the fifty-three sites ranges from $213 million to $442 million as of June 30, 2018. Our estimate could change materially based on the facts and circumstances derived from site investigations, changes in required remedial actions, changes in technology relating to remedial alternatives and changes to current laws and regulations.

Certain of our Connecticut and Massachusetts regulated gas companies own or have previously owned properties where MGPs had historically operated. MGP operations have led to contamination of soil and groundwater with petroleum hydrocarbons, benzene and metals, among other things, at these properties, the regulation and cleanup of which is regulated by the federal Resource Conservation and Recovery Act as well as other federal and state statutes and regulations. Each of the companies has or had an ownership interest in one or more such properties contaminated as a result of MGP-related activities. Under the existing regulations, the cleanup of such sites requires state and at times, federal, regulators’ involvement and approval before cleanup can commence. In certain cases, such contamination has been evaluated, characterized and remediated. In other cases, the sites have been evaluated and characterized, but not yet remediated. Finally, at some of these sites, the scope of the contamination has not yet been fully characterized; no liability was recorded for these sites as of June 30, 2018 and no amount of loss, if any, can be reasonably estimated at this time. In the past, the companies have received approval for the recovery of MGP-related remediation expenses from customers through rates and will seek recovery in rates for ongoing MGP-related remediation expenses for all of their MGP sites.

As of June 30, 2018 and December 31, 2017, the liability associated with our MGP sites in Connecticut, the remediation costs of which could be significant and will be subject to a review by PURA as to whether these costs are recoverable in rates, was $99 million and $100 million, respectively.

Our total recorded liability to investigate and perform remediation at all known inactive MGP sites discussed above and other sites was $385 million and $389 million as of June 30, 2018 and December 31, 2017, respectively. We recorded a corresponding regulatory asset, net of insurance recoveries and the amount collected from FirstEnergy, as described below, because we expect to recover the net costs in rates. Our environmental liability accruals are recorded on an undiscounted basis and are expected to be paid through the year 2054.

FirstEnergy

NYSEG sued FirstEnergy under the Comprehensive Environmental Response, Compensation, and Liability Act to recover environmental cleanup costs at sixteen former manufactured gas sites, which are included in the discussion above. In July 2011, the District Court issued a decision and order in NYSEG’s favor, requiring FirstEnergy to pay NYSEG approximately $60 million for past and future clean-up costs at the sixteen sites in dispute. On September 9, 2011, FirstEnergy paid NYSEG $30 million, representing their share of past costs of $27 million and pre-judgment interest of $3 million.

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

Century Indemnity and OneBeacon have answered, admitting issuance of the excess policies, but contesting coverage and providing documentation proving they received notice of the claims in the 1990s. On March 31, 2017, the District Court granted motions filed by Century Indemnity and One Beacon dismissing all of NYSEG’s claims against both defendants on the grounds of late notice.  NYSEG filed a motion with the District Court on April 14, 2017 seeking reconsideration of the Court’s decision, which was denied by an order dated March 27, 2018. NYSEG filed a notice appealing the District Court’s dismissal on April 9, 2018. We cannot predict the outcome of this matter; however, any recovery will be flowed through to NYSEG ratepayers.

English Station

In January 2012, Evergreen Power, LLC (Evergreen Power) and Asnat Realty LLC (Asnat), then and current owners of a former generation site on the Mill River in New Haven (the English Station site) that UI sold to Quinnipiac Energy in 2000, filed a lawsuit in federal district court in Connecticut against UI seeking, among other things: (i) an order directing UI to reimburse the plaintiffs for costs they have incurred and will incur for the testing, investigation and remediation of hazardous substances at the English Station site and (ii) an order directing UI to investigate and remediate the site. This proceeding had been stayed in 2014 pending resolutions of other proceedings before the Connecticut Department of Energy and Environmental Protection (DEEP) concerning the English Station site. In December 2016, the court administratively closed the file without prejudice to reopen upon the filing of a motion to reopen by any party. In December 2013, Evergreen Power and Asnat filed a subsequent lawsuit in Connecticut state court seeking among other things: (i) remediation of the English Station site; (ii) reimbursement of remediation costs; (iii) termination of UI’s easement rights; (iv) reimbursement for costs associated with securing the property; and (v) punitive damages. This lawsuit had been stayed in May 2014 pending mediation. Due to lack of activity in the case, the court terminated the stay and scheduled a status conference for July 6, 2017. On July 5, 2017, Asnat filed a pretrial memorandum claiming damages of $10 million for “environmental remediation activities” and lost use of the property. In December 2017, Plaintiffs filed a Request for Leave to Amend Complaint and Motion to Cite-In Additional Parties, including former UIL officers and employees and other UI officers, which motion was approved in February 2018. Plaintiffs filed a revised complaint with the court on April 16, 2018 alleging fraud and unjust enrichment against UIL and UI and adding former UIL officers as named defendants alleging fraud. The complaint was further revised July 3, 2018. We cannot predict the outcome of this matter.

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

On August 4, 2016, DEEP issued a partial consent order (the consent order), that, subject to its terms and conditions, requires UI to investigate and remediate certain environmental conditions within the perimeter of the English Station site. Under the consent order, to the extent that the cost of this investigation and remediation is less than $30 million, UI will remit to the State of Connecticut the difference between such cost and $30 million to be used for a public purpose as determined in the discretion of the Governor of the State of Connecticut, the Attorney General of the State of Connecticut and the Commissioner of DEEP. UI is obligated to comply with the terms of the consent order even if the cost of such compliance exceeds $30 million. Under the terms of the consent order, the State will discuss options with UI on recovering or funding any cost above $30 million such as through public funding or recovery from third parties; however, it is not bound to agree to or support any means of recovery or funding. UI has initiated its process to investigate and remediate the environmental conditions within the perimeter of the English Station site pursuant to the consent order.

As of June 30, 2018 and December 31, 2017, the amount reserved for this matter was $23 million and $25 million, respectively. We cannot predict the outcome of this matter.

Note 10. Post-retirement and Similar Obligations

We made $6 million and $8 million of pension contributions for the three and six months ended June 30, 2018, respectively. We expect to make additional contributions of $40 million for the remainder of 2018.

The components of net periodic benefit cost for pension benefits for the three and six months ended June 30, 2018 and 2017, respectively, consisted of:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
(Millions)
Service cost	$11	$11	$22	$22
Interest cost	32	34	64	69
Expected return on plan assets	(50)	(49)	(100)	(99)
Amortization of:
Prior service costs	1	1	1	1
Actuarial loss	37	31	75	63
Net Periodic Benefit Cost	$31	$28	$62	$56

The components of net periodic benefit cost for postretirement benefits for the three and six months ended June 30, 2018 and 2017, respectively, consisted of:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
(Millions)
Service cost	$1	$1	$2	$2
Interest cost	5	5	9	10
Expected return on plan assets	(2)	(2)	(4)	(4)
Amortization of:
Prior service costs	(2)	(2)	(4)	(4)
Actuarial loss	2	1	3	2
Net Periodic Benefit Cost	$4	$3	$6	$6

Beginning in 2018, in the condensed consolidated statements of income, we include the service cost component in other operating expenses net of capitalized portion, and include the components of net periodic benefit cost other than the service cost component in other expense.

Note 11. Equity

As of June 30, 2018, our share capital consisted of 500,000,000 shares of common stock authorized, 309,752,140 shares issued and 309,005,272 shares outstanding, 81.5% of which are owned by Iberdrola, each having a par value of $0.01, for a total value of common stock capital of $3 million and additional paid in capital of $13,655 million. As of December 31, 2017, our share capital consisted of 500,000,000 shares of common stock authorized, 309,670,932 shares issued and 309,005,272 shares outstanding, 81.5% of which were owned by Iberdrola, each having a par value of $0.01, for a total value of common stock capital of $3 million and additional paid in capital of $13,653 million. We had 485,810 shares of common stock held in trust and no convertible preferred shares outstanding as of both June 30, 2018 and December 31, 2017, respectively. During the six months ended June 30, 2018, we issued 81,208 shares of common stock each having a par value of $0.01 and released no shares of common stock held in trust. During the six months ended June 30, 2017, we issued 70,493 shares of common stock and released 5,649 shares of common stock held in trust each having a par value of $0.01.

On April 28, 2016, we entered into a repurchase agreement with J.P. Morgan Securities, LLC. (JPM), pursuant to which JPM will, from time to time, acquire, on behalf of AVANGRID, shares of common stock of AVANGRID. The purpose of the stock repurchase program is to allow AVANGRID to maintain the relative ownership percentage by Iberdrola at 81.5%. The stock repurchase program may be suspended or discontinued at any time upon notice. Out of a total of 261,058 treasury shares of common stock of AVANGRID as of June 30, 2018, 115,831 shares were repurchased during 2016, 64,019 shares were repurchased in May 2017 and 81,208 shares were repurchased in May 2018, all in the open market. The total cost of all repurchases, including commissions, was $12 million as of June 30, 2018.

Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss for the three months ended June 30, 2018 and 2017, respectively, consisted of:

	As of March 31,	Adoption of new accounting	Three Months Ended June 30,	As of June 30,	As of March 31,	Three Months Ended June 30,	As of June 30,
	2018	standard	2018	2018	2017	2017	2017
(Millions)
Gain on revaluation of defined benefit plans, net of income tax expense of $0.2 for 2018	$(14)	$—	$1	$(13)	$(14)	$—	$(14)
Loss for nonqualified pension plans	(7)	—	—	(7)	(7)	—	(7)
Unrealized loss during period on derivatives qualifying as cash flow hedges, net of income tax (benefit) of $(1.5) for 2018	30	—	(5)	25	7	—	7
Reclassification to net income of gains on cash flow hedges, net of income tax (benefit) of $(0.1) for 2017(a)	(66)	—	—	(66)	(47)	(1)	(48)
Loss on derivatives qualifying as cash flow hedges	(36)	—	(5)	(41)	(40)	(1)	(41)
Accumulated Other Comprehensive Loss	$(57)	$—	$(4)	$(61)	$(61)	$(1)	$(62)

Accumulated Other Comprehensive (Loss) Gain for the six months ended June 30, 2018 and 2017, respectively, consisted of:

	As of December 31,	Adoption of new accounting	Six Months Ended June 30,	As of June 30,	As of December 31,	Six Months Ended June 30,	As of June 30,
	2017	standard	2018	2018	2016	2017	2017
(Millions)
Gain on revaluation of defined benefit plans net of tax expense of $0.2 for 2018	$(14)	$—	$1	$(13)	$(14)	$—	$(14)
Loss for nonqualified pension plans	(6)	(1)	—	(7)	(7)	—	(7)
Unrealized (loss) gain during period on derivatives qualifying as cash flow hedges, net of income tax (benefit)expense of $(1.5) for 2018 and $1.1 for 2017	30	—	(5)	25	5	2	7
Reclassification to net income of (gains) losses on cash flow hedges, net of income tax (benefit) expense of $(7.2) for 2018 and $13.5 for 2017(a)	(56)	—	(10)	(66)	(70)	22	(48)
(Loss) gain on derivatives qualifying as cash flow hedges	(26)	—	(15)	(41)	(65)	24	(41)
Accumulated Other Comprehensive (Loss) Gain	$(46)	$(1)	$(14)	$(61)	$(86)	$24	$(62)

(a)	Reclassification is reflected in the operating expenses line item in the condensed consolidated statements of income.

Note 12. Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to AVANGRID by the weighted-average number of shares of our common stock outstanding. During the three and six months ended June 30, 2018 and 2017, while we did have securities that were dilutive, these securities did not result in a change in our earnings per share calculation for the three months ended June 30, 2017 and the six months ended June 30, 2018 and 2017. The dilutive securities, which consist of performance and restricted units, did result in a change in our earnings per share calculation for the three months ended June 30, 2018.

The calculations of basic and diluted earnings per share attributable to AVANGRID, for the three and six months ended June 30, 2018 and 2017, respectively, consisted of:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
(Millions, except for number of shares and per share data)
Numerator:
Net income attributable to AVANGRID	$107	$120	$351	$359
Denominator:
Weighted average number of shares outstanding - basic	309,517,854	309,520,718	309,515,758	309,514,836
Weighted average number of shares outstanding - diluted	309,719,584	309,826,185	309,711,682	309,799,839
Earnings per share attributable to AVANGRID
Earnings Per Common Share, Basic	$0.35	$0.39	$1.13	$1.16
Earnings Per Common Share, Diluted	$0.34	$0.39	$1.13	$1.16

Note 13. Segment Information

Our segment reporting structure uses our management reporting structure as its foundation to reflect how AVANGRID manages the business internally and is organized by type of business. We report our financial performance based on the following two reportable segments:

•

Networks: includes all of the energy transmission and distribution activities, any other regulated activity originating in New York and Maine and regulated electric distribution, electric transmission and gas distribution activities originating in Connecticut and Massachusetts. The Networks reportable segment includes eight rate regulated operating segments. These operating segments generally offer the same services distributed in similar fashions, have the same types of customers, have similar long-term economic characteristics and are subject to similar regulatory requirements, allowing these operations to be aggregated into one reportable segment.

•	Renewables: activities relating to renewable energy, mainly wind energy generation and trading related with such activities.

Based on the quantitative assessment and due to the disposition of gas trading and storage businesses (see Note 20 – Assets Held For Sale for further discussion) the Gas business no longer meets the reportable segment criteria effective in the first quarter of 2018. Additionally, to better align the evaluation of the segment information for both internal and external purposes, effective in the second quarter of 2018, the evaluation of the segments performance by the chief operating decision maker was changed from adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) used in the prior periods to adjusted net income. As a result, the prior periods segment information has been restated to conform to the 2018 presentation.

We define adjusted net income as net income adjusted to exclude restructuring charges, mark-to-market adjustments to reflect the effect of mark-to-market changes in the fair value of derivative instruments used by AVANGRID to economically hedge market price fluctuations in related underlying physical transactions for the purchase and sale of electricity, loss from held for sale measurement, income from release of collateral, impact of the Tax Act and adjustments for the non-core Gas business.

Products and services are sold between reportable segments and affiliate companies at cost. Segment income, expense, and assets presented in the accompanying tables include all intercompany transactions that are eliminated in the condensed consolidated financial statements.

Segment information for the three months ended June 30, 2018, consisted of:

Three Months Ended June 30, 2018	Networks	Renewables	Other (a)	AVANGRID Consolidated
(Millions)
Revenue - external	$1,103	$296	$3	$1,402
Revenue - intersegment	2	1	(3)	—
Loss from assets held for sale	—	—	10	10
Depreciation and amortization	128	87	—	215
Operating income (loss)	183	55	(16)	222
Earnings (losses) from equity method investments	4	1	—	5
Interest expense, net of capitalization	65	7	(2)	70
Income tax expense (benefit)	23	(24)	28	27
Adjusted net income	79	68	(18)	128

(a)Includes Corporate, Gas and intersegment eliminations.

Included in revenue-external for the three months ended June 30, 2018, are: $864 million from regulated electric operations, $242 million from regulated gas operations and $(3) million from other operations of Networks; $296 million primarily from renewable energy generation of Renewables.

Segment information for the three months ended June 30, 2017, consisted of:

Three Months Ended June 30, 2017	Networks	Renewables	Other (a)	AVANGRID Consolidated
(Millions)
Revenue - external	$1,065	$263	$3	$1,331
Revenue - intersegment	2	2	(4)	—
Depreciation and amortization	120	80	6	206
Operating income (loss)	225	50	(23)	252
Earnings (losses) from equity method investments	3	(2)	—	1
Interest expense, net of capitalization	58	8	2	68
Income tax expense (benefit)	56	6	(18)	44
Adjusted net income	96	37	10	143

(a)Includes Corporate, Gas and intersegment eliminations.

Included in revenue-external for the three months ended June 30, 2017, are: $821 million from regulated electric operations, $248 million from regulated gas operations and $(4) million from other operations of Networks; $263 million primarily from renewable energy generation of Renewables.

Segment information as of and for the six months ended June 30, 2018, consisted of:

Six Months Ended June 30, 2018	Networks	Renewables	Other (a)	AVANGRID Consolidated
(Millions)
Revenue - external	$2,652	$579	$36	$3,267
Revenue - intersegment	5	2	(7)	—
Loss from assets held for sale	—	—	15	15
Depreciation and amortization	246	172	—	418
Operating income (loss)	527	99	(1)	625
Earnings (losses) from equity method investments	6	1	—	7
Interest expense, net of capitalization	125	15	4	144
Income tax expense (benefit)	87	(32)	44	99
Adjusted net income	280	115	(23)	371
Capital expenditures	522	229	—	751
As of June 30, 2018
Property, plant and equipment	14,162	8,747	8	22,917
Equity method investments	144	218	—	362
Total assets	$21,336	$11,121	$(1,081)	$31,376

(a)	Includes Corporate, Gas and intersegment eliminations.

Included in revenue-external for the six months ended June 30, 2018, are: $1,819 million from regulated electric operations, $842 million from regulated gas operations and $(9) million from other operations of Networks; $579 million primarily from renewable energy generation of Renewables.

Segment information for the six months ended June 30, 2017, consisted of:

Six Months Ended June 30, 2017	Networks	Renewables	Other (a)	AVANGRID Consolidated
(Millions)
Revenue - external	$2,525	$548	$16	$3,089
Revenue - intersegment	1	4	(5)	—
Depreciation and amortization	233	158	12	403
Operating income (loss)	590	106	(17)	679
Earnings (losses) from equity method investments	7	(4)	—	3
Interest expense, net of capitalization	121	16	2	139
Income tax expense (benefit)	172	(15)	(10)	147
Adjusted net income	268	96	5	369
Capital expenditures	534	531	4	1,069
As of December 31, 2017
Property, plant and equipment	13,876	8,786	7	22,669
Equity method investments	147	205	—	352
Total assets	$21,411	$11,308	$(1,048)	$31,671

(a)	Includes Corporate, Gas and intersegment eliminations.

Included in revenue-external for the six months ended June 30, 2017, are: $1,742 million from regulated electric operations, $785 million from regulated gas operations and $(2) million from other operations of Networks; $548 million primarily from renewable energy generation of Renewables.

Reconciliation of Adjusted Net Income to Net Income attributable to AVANGRID for the three and six months ended June 30, 2018 and 2017, respectively, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
(Millions)
Adjusted Net Income Attributable to Avangrid, Inc.	$128	$143	$371	$369
Adjustments, net of tax:
Loss from assets held for sale (1)	(16)	—	(30)	—
Mark-to-market adjustments - Renewables (2)	(2)	(7)	1	4
Restructuring charges (3)	—	—	(1)	—
Income from release of collateral - Renewables (4)	5	—	5	—
Impact of the Tax Act (5)	(7)	—	(7)	—
Gas Storage (6)	(2)	(16)	11	(14)
Net Income Attributable to Avangrid, Inc.	$107	$120	$351	$359

(1)

Represents loss from measurement of assets and liabilities held for sale in connection with the committed plan to sell the gas trading and storage businesses (See Note 20 - Assets Held for Sale – for further details).

(2)

Mark-to-market adjustments relate to changes in the fair value of derivative instruments used by AVANGRID to economically hedge market price fluctuations in related underlying physical transactions for the purchase and sale of electricity and gas.

(3)

Restructuring and severance related charges relate to costs resulted from restructuring actions involving initial targeted voluntary workforce reductions and related costs in our plan to vacate a lease, predominantly within the Networks segment (See Note 19 - Restructuring and Severance Related Expenses – for further details).

(4)	Relates to cash collateral released in excess of outstanding receivables from a bankruptcy proceeding with a Renewables customer regarding two power purchase agreements.
(5)	Represents the impact from measurement of deferred income tax balances as a result of the Tax Act enacted by the U.S. federal government on December 22, 2017.
(6)	Removal of the impact from Gas activity in the reconciliation to the AVANGRID Net Income.

Note 14. Related Party Transactions

We engage in related party transactions that are generally billed at cost and in accordance with applicable state and federal commission regulations.

Related party transactions for the three and six months ended June 30, 2018 and 2017, respectively, consisted of:

Three Months Ended June 30,	2018		2017
(Millions)	Sales To	Purchases From	Sales To	Purchases From
Iberdrola Canada Energy Services, Ltd	$—	$—	$—	$(10)
Iberdrola Renovables Energía, S.L.	—	(4)	—	(3)
Iberdrola, S.A.	—	(12)	—	(9)
Iberdrola Energia Monterrey, S.A. de C.V.	—	—	14	—
Other	—	—	—	(2)

Six Months Ended June 30,	2018		2017
(Millions)	Sales To	Purchases From	Sales To	Purchases From
Iberdrola Canada Energy Services, Ltd	$—	$(4)	$—	$(20)
Iberdrola Renovables Energía, S.L.	—	(7)	—	(5)
Iberdrola, S.A.	—	(26)	—	(18)
Iberdrola Energia Monterrey, S.A. de C.V.	3	—	29	—
Other	1	(1)	1	(2)

In addition to the statements of income items above, we made purchases of turbines for wind farms from Siemens-Gamesa, in which Iberdrola has an 8.1% ownership. The amounts capitalized for these transactions were $1 million and $266 million for the periods ended June 30, 2018 and December 31, 2017, respectively.

Related party balances as of June 30, 2018 and December 31, 2017, respectively, consisted of:

As of	June 30, 2018		December 31, 2017
(Millions)	Owed By	Owed To	Owed By	Owed To
Iberdrola Canada Energy Services, Ltd.	$—	$(32)	$—	$(31)
Siemens-Gamesa	—	(22)	2	(51)
Iberdrola, S.A.	2	(27)	1	(32)
Iberdrola Renovables Energía, S.L.	—	(7)	—	—
Iberdrola Energia Monterrey, S.A. de C.V.	—	—	1	—
Other	1	(1)	6	(4)
Transactions with Iberdrola, our majority shareholder, relate predominantly to the provision and allocation of corporate services and management fees. All costs that can be specifically allocated, to the extent possible, are charged directly to the company receiving such services. In situations when Iberdrola corporate services are provided to two or more companies of AVANGRID, any costs remaining after direct charges are allocated using agreed upon cost allocation methods designed to allocate such costs. We believe that the allocation method used is reasonable.

Transactions with Iberdrola Canada Energy Services (ICES) predominantly relate to the purchase of gas for ARHI’s gas-fired cogeneration facility in Klamath, Oregon. Included in the amounts owed to ICES are notes payable of $31 million and $29 million as of June 30, 2018 and December 31, 2017, respectively.

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

Networks holds an approximate 20% ownership interest in the regulated New York TransCo, LLC (New York TransCo). Through New York TransCo, Networks has formed a partnership with Central Hudson Gas and Electric Corporation, Consolidated Edison, Inc., National Grid, plc and Orange and Rockland Utilities, Inc. to develop a portfolio of interconnected transmission lines and substations to fulfill the objectives of the New York energy highway initiative, which is a proposal to install up to 3,200 MW of new electric generation and transmission capacity in order to deliver more power generated from upstate New York power plants to downstate New York. As of June 30, 2018 and December 31, 2017, the amount receivable from New York TransCo was $1 million and $6 million, respectively.

Renewables holds a 50% ownership in Vineyard Wind, LLC (Vineyard), a joint venture with Copenhagen Infrastructure Partners. Vineyard acquired a lease from the U.S. Bureau of Ocean Energy Management containing rights to develop offshore wind generation in a 260 square mile area located southeast of Martha’s Vineyard. The leased area has the capacity for siting up to approximately 3,000 MW. In May 2018, Vineyard was selected by the Massachusetts Electric Distribution Companies (EDCs) to construct and operate Vineyard’s proposed 800 MW wind farm and electricity transmission project pursuant to the Massachusetts Green Communities Act Section 83C RFP for offshore wind energy projects. We account for Vineyard under the equity method of accounting. Under the provisions of the LLC agreement, Renewables has committed $92 million in total contributions, of which $26 million has been funded to date.

AVANGRID manages its overall liquidity position as part of the Iberdrola Group and is a party to a liquidity agreement with a financial institution, along with certain members of the Iberdrola Group. Cash surpluses remaining after meeting the liquidity requirements of AVANGRID and its subsidiaries may be deposited at the financial institution. Deposits, or credit balances, serve as collateral against the debit balances of other parties to the liquidity agreement. The balance at both June 30, 2018 and December 31, 2017, was zero.

On June 18, 2018, AVANGRID entered into a credit facility with Iberdrola Financiacion, S.A.U., a company of the Iberdrola Group. The facility has a limit of $500 million and matures on June 18, 2023. AVANGRID pays a facility fee of 10.5 basis points annually on the facility. As of June 30, 2018, there was no outstanding amount under this credit facility.

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

We establish provisions for uncollectible accounts for DPAs by using both historical average loss percentages to project future losses and by establishing specific provisions for known credit issues. Amounts are written off when reasonable collection efforts have been exhausted. DPA receivable balances were $61 million and $55 million at June 30, 2018 and December 31, 2017, respectively. The allowance for doubtful accounts for DPAs at June 30, 2018 and December 31, 2017, was $32 million and $30 million, respectively. Furthermore, the provision for bad debts associated with the DPAs for the three and six months ended June 30, 2018 was $1 million and $2 million, respectively, and for the three and six months ended June 30, 2017 was $2 million and $3 million, respectively.

Prepayments and other current assets

Included in “Prepayments and other current assets” are $67 million and $194 million of prepaid other taxes as of June 30, 2018 and December 31, 2017, respectively.

Property, plant and equipment and intangible assets

The accumulated depreciation and amortization as of June 30, 2018 and December 31, 2017, respectively, were as follows:

	June 30,	December 31,
As of	2018	2017
(Millions)
Property, plant and equipment
Accumulated depreciation	$7,951	$7,497
Intangible assets
Accumulated amortization	$283	$276

Note 16. Income Tax Expense

The effective tax rates, inclusive of federal and state income tax, for the three and six months ended June 30, 2018, were 19.7% and 22.1%, respectively, which, for the three months ended June 30, 2018 is lower than the 21% statutory federal income tax rate applicable in 2018, predominantly due to discrete tax adjustments recorded during the period offset by the recognition of production tax credits associated with wind production, and for the six months ended June 30, 2018 is higher than the 21% statutory federal income tax rate applicable in 2018, predominantly due to $21.6 million of tax expense recorded in connection with the disposal of the Gas business and discrete adjustments recorded during the period offset by the recognition of production tax credits associated with wind production. The effective tax rates, inclusive of federal and state income tax, for the three and six months ended June 30, 2017, were 26.8% and 29.1%, respectively, which were lower than the 35% statutory federal income tax rate applicable in 2017, predominantly due to the recognition of production tax credits associated with wind production in both periods. Additionally, $14 million in income tax expense for the six months ended June 30, 2017, is due to unfunded future income tax to reflect the change from a flow through to normalization method, which was recorded as an increase to revenue, with an offsetting and equal increase to income tax expense. This was offset by other discrete tax adjustments during the period.

Upon enactment of the Tax Act, the Company remeasured its existing deferred income tax balances as of December 31, 2017 to reflect the decrease in the corporate income tax rate from 35% to 21%, which resulted in a material decrease to its net deferred income tax liability balances. In connection with the Tax Act, the U.S. Securities and Exchange Commission issued guidance in Staff Accounting Bulletin 118 (SAB 118), which clarified accounting for income taxes under ASC 740, Income Taxes, if information was not yet available or complete and provided up to a one year measurement period in which to complete the required analyses and accounting. Following SAB 118 guidance, the Company recorded provisional income tax amounts as of December 31, 2017 related to the Tax Act based on reasonable estimates that could be determined at that time. As of June 30, 2018, we are continuing to refine our accounting for income taxes related to the Tax Act and no material impacts have been recorded for the three and six months ended June 30, 2018. The main items we are working to finalize relate to estimates of the income tax accounting for plant related adjustments impacting our Networks entities. The Company expects final adjustments to the provisional amounts to be recorded in the third and fourth quarters of 2018 and the adjustments could be material to the Company’s future results of operations or financial positions.

Note 17. Stock-Based Compensation Expense

Pursuant to the 2016 Avangrid, Inc. Omnibus Incentive Plan 34,361 additional performance stock units (PSUs) were granted to certain officers and employees of AVANGRID in March and June 2018. The PSUs will vest upon achievement of certain performance- and market-based metrics related to the 2016 through 2019 plan and will be payable in three equal installments in 2020, 2021 and 2022. The fair value on the grant date was determined based on $31.80 per share.

In June 2018, pursuant to the Avangrid, Inc. Omnibus Incentive Plan 60,000 restricted stock units (RSUs) were granted to the Chief Executive Officer of AVANGRID. The RSUs vest in full in one installment on the date of AVANGRID’s regular annual shareholders meeting occurring in calendar year 2020, provided that the award holder remains continuously employed with AVANGRID through such date. The fair value on the grant date was determined based on $50.40 per share.

The total stock-based compensation expense, which is included in operations and maintenance of the condensed consolidated statements of income, for the three and six months ended June 30, 2018 was $0.5 million and $0.4 million, respectively, and for the three and six months ended June 30, 2017 was $2.6 million and $3.9 million, respectively.

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

Note 18. Variable Interest Entities

We participate in certain partnership arrangements that qualify as variable interest entities (VIEs). These arrangements consist of tax equity financing arrangements (TEFs) and partnerships in which an investor holds a noncontrolling interest and does not have substantive kick-out or participating rights.

The sale of a membership interest in the TEFs represents the sale of an equity interest in a structure that is considered a sale of non-financial assets. Under the sale of non-financial assets, the membership interests in the TEFs we sell to third-party investors are reflected as noncontrolling interest in the condensed consolidated balance sheets valued based on a HLBV model. Earnings from the TEFs are recognized in net income attributable to noncontrolling interests in the condensed consolidated statements of income. We consolidate the entities that have TEFs based on being the primary beneficiary for these VIEs.

The assets and liabilities of the VIEs totaled approximately $1,461 million and $123 million, respectively, at June 30, 2018. As of December 31, 2017, the assets and liabilities of VIEs totaled approximately $1,441 million and $185 million, respectively. At June 30, 2018 and December 31, 2017, the assets and liabilities of the VIEs consisted primarily of property, plant and equipment, equity method investments and TEF liabilities. At June 30, 2018 and December 31, 2017, equity method investments of VIEs were approximately $104 million and $107 million, respectively.

In May 2018, tax equity financing was completed on El Cabo Wind, LLC (El Cabo) through contributions of $213 million from the tax equity investors. In addition to El Cabo, at June 30, 2018, we consider Aeolus Wind Power II LLC and Aeolus Wind Power IV LLC (collectively, Aeolus) to be VIEs. In July 2018, Renewables distributed $18 million of accrued dividends to the tax equity investors.

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

Our Aeolus and El Cabo interests are not subject to any rights of investors that may restrict our ability to access or use the assets or to settle any existing liabilities associated with the interests.

Note 19. Restructuring and Severance Related Expenses

In 2017, we announced initial targeted voluntary workforce reductions predominantly within the Networks segment. Those actions primarily include: reducing our workforce through voluntary programs in various other areas to better align our people resources with business demands and priorities; reorganizing our human resources function to substantially consolidate in Connecticut, as well as related costs to vacate a lease and relocate employees; and reducing our information technology (IT) workforce to make increasing use of external services for operations, support, and development of systems. Those decisions and transactions resulted in restructuring charges recorded in the three and six months ended June 30, 2018 for severance expenses of $0 and $1.2 million, which are included in operations and maintenance in the condensed consolidated statements of income. The remaining costs for severance agreements are being accrued ratably over the remaining service periods, which span intermittent periods through December 2018. Accordingly, the Company expects additional costs to be incurred in 2018 related to the remaining employee service periods under the severance plans. There were no amounts accrued at June 30, 2017. In the six months ended June 30, 2018, the severance and lease restructuring charges reserves, which are recorded in other current liabilities and other liabilities, consisted of:

Six Months Ended June 30, 2018
(Millions)
Beginning Balance	$5
Restructuring and severance related expenses	1
Payments	(3)
Ending Balance	$3

Note 20. Assets Held For Sale

In December 2017, our management committed to a plan to sell the gas trading and storage businesses because they represented non-core businesses that were not aligned with our strategic objectives. At that time, we determined that the assets and liabilities associated with our gas trading and storage businesses met the criteria for classification as assets held for sale, but did not meet the criteria for classification as discontinued operations. On March 1, 2018, the Company closed a transaction to sell Enstor Energy Services, LLC, which operated AVANGRID’s gas trading business, to CCI U.S. Asset Holdings LLC, a subsidiary of Castleton Commodities International, LLC for $66 million, subject to working capital, cash and other adjustments. The transaction price did not differ materially from the estimated fair value of our gas trading business at December 31, 2017, but is subject to adjustment based on closing and other contract provisions, including certain transition services. On May 1, 2018, the Company closed a transaction to sell Enstor Gas, LLC, which operated AVANGRID’s gas storage business, to Amphora Gas Storage USA, LLC for $66 million, subject to working capital, cash, and other adjustments. The agreement to sell Enstor Gas, LLC contains, among other things, a transition services agreement which obligates ARHI to provide certain transition services for up to one year after the closing date, along with representations, warranties, and covenants customary for a transaction of this nature. In connection with the held for sale classification, we recorded a loss from held for sale measurement of $9.8 million and $15.1 million in the three and six months ended

June 30, 2018, respectively, which is included in Loss from assets held for sale in the condensed consolidated statements of income related to final purchase price negotiations and working capital adjustments. Income (loss) before income tax, adjusted for corporate overhead, attributed to the gas businesses was $(13.8) million and $4.5 million for the three and six months ended June 30, 2018, respectively, and $(23.5) million and $(20.9) million for the three and six months ended June 30, 2017, respectively. The current assets and current liabilities held for sale relating to our gas trading and storage businesses consisted of the following as of December 31, 2017:

December 31,
As of	2017
(Millions)
Accounts receivable, net	$137
Derivative assets	25
Fuel and gas in storage	77
Prepayments and other current assets	19
Property, plant and equipment	71
Intangible assets	28
Assets held for sale	$357

Accounts payable and accrued liabilities	107
Derivative liabilities	14
Other liabilities	16
Liabilities held for sale	$137

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

Note 21. Subsequent Events

On July 11, 2018, the board of directors of AVANGRID declared a quarterly dividend of $0.44 per share on its common stock. This dividend is payable on October 1, 2018 to shareholders of record at the close of business on September 7, 2018.

On July 30, 2018, AVANGRID increased the limit of its commercial paper program from $1 billion to $2 billion. The commercial paper program is backstopped by the AVANGRID Credit Facility that provides for maximum borrowings of up to $2.5 billion in the aggregate.

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

Overview

AVANGRID is a leading sustainable energy company with approximately $31 billion in assets and operations in 24 states. AVANGRID has two primary lines of business - Avangrid Networks and Avangrid Renewables. Avangrid Networks owns eight electric and natural gas utilities, serving 3.2 million customers in New York and New England. Avangrid Renewables owns and operates 7.1 gigawatts of electricity capacity, primarily through wind power, with a presence in 22 states across the United States. AVANGRID supports the U.N.’s Sustainable Development Goals, received a Climate Development Project climate score of “A-”, the top score received in the utilities sector, and has been recognized for two consecutive years by Ethical Boardroom as North American utility with the “best corporate governance practices.” AVANGRID employs approximately 6,500 people. Iberdrola S.A., a corporation (sociedad anónima) organized under the laws of the Kingdom of Spain, a worldwide leader in the energy industry, directly owns 81.5% of outstanding shares of AVANGRID common stock. Our primary business is ownership of our operating businesses, which are described below.

Our direct, wholly-owned subsidiaries include Avangrid Networks, Inc., or Networks, and Avangrid Renewables Holdings, Inc., or Renewables. Networks owns and operates our regulated utility businesses through its subsidiaries, including electric transmission and distribution and natural gas distribution, transportation and sales. Renewables operates a portfolio of renewable energy generation facilities primarily using onshore wind power and also solar, biomass and thermal power.

In December 2017, our management committed to a plan to sell the gas storage and trading businesses because they represented non-core businesses that are not aligned with our strategic objectives. At that time, we determined that the assets and liabilities associated with our gas trading and storage businesses met the criteria for classification as assets held for sale, but did not meet the criteria for classification as discontinued operations. On March 1, 2018, the Company closed a transaction to sell Enstor Energy Services, LLC, which operated AVANGRID’s gas trading business, to CCI U.S. Asset Holdings LLC, a subsidiary of Castleton Commodities International, LLC. On May 1, 2018, the Company closed a transaction to sell Enstor Gas, LLC, which operated the AVANGRID’s gas storage business, to Amphora Gas Storage USA, LLC. The agreement included, among other things, a transition services agreement which obligates ARHI to provide certain transition services for up to one year after the closing date and includes a guarantee the Company will release certain obligations to Amphora Gas Storage USA, LLC.

Through Networks, we own electric generation, transmission and distribution companies and natural gas distribution, transportation and sales companies in New York, Maine, Connecticut and Massachusetts, delivering electricity to approximately 2.2 million electric utility customers and delivering natural gas to approximately 1 million natural gas public utility customers as of June 30, 2018.

Networks, a Maine corporation, holds our regulated utility businesses, including electric transmission and distribution and natural gas distribution, transportation and sales. Networks serves as a super-regional energy services and delivery company through eight regulated utilities it owns directly:

•	New York State Electric & Gas Corporation, or NYSEG, which serves electric and natural gas customers across more than 40% of the upstate New York geographic area;
•	Rochester Gas and Electric Corporation, or RG&E, which serves electric and natural gas customers within a nine-county region in western New York, centered around Rochester;
•	The United Illuminating Company, or UI, which serves electric customers in southwestern Connecticut;
•	Central Maine Power Company, or CMP, which serves electric customers in central and southern Maine;
•	The Southern Connecticut Gas Company, or SCG, which serves natural gas customers in southern Connecticut;
•	Connecticut Natural Gas Corporation, or CNG, which serves natural gas customers in Connecticut;

•	The Berkshire Gas Company, or BGC, which serves natural gas customers in western Massachusetts; and
•	Maine Natural Gas Corporation, or MNG, which serves natural gas customers in several communities in central and southern Maine.

Through Renewables, we had a combined wind, solar and thermal installed capacity of 7,136 megawatts, or MW, as of June 30, 2018, including Renewables’ share of joint projects, of which 6,385 MW was installed wind capacity. Approximately 70% of the capacity was contracted as of June 30, 2018, for an average period of 9.0 years. Being among the top three largest wind operators in the United States based on installed capacity as of June 30, 2018, Renewables strives to lead the transformation of the U.S. energy industry to a competitive, clean energy future. Renewables currently operates 58 wind farms in 21 states across the United States.

Summary of Results of Operations

Our operating revenues increased by 5%, from $1.3 billion for the three months ended June 30, 2017 to $1.4 billion for the three months ended June 30, 2018.

Networks business revenues increased due to the impact of higher average rates and an increase in heating degree days from colder weather. Renewables had an increase in revenue mainly due to an increase in wind capacity along with higher average prices in the period.

Net income attributable to AVANGRID decreased by 11% from $120 million for the three months ended June 30, 2017 to $107 million for the three months ended June 30, 2018. Networks net income decreased primarily due to higher non-deferrable storm costs. Renewables net income increased as a result of higher wind capacity and increase in average prices.

Adjusted EBITDA (a non-GAAP financial measure) decreased by 4% from $495 million for the three months ended June 30, 2017 to $477 million for the three months ended June 30, 2018. Adjusted gross margin (a non-GAAP financial measure) increased by 9%, from $974 million for the three months ended June 30, 2017 to $1,066 million for the three months ended June 30, 2018. The decrease and increase, respectively, in the non-GAAP adjusted EBITDA and non-GAAP adjusted gross margin is primarily driven by higher non-deferrable storm costs and the adverse impact of the Tax Act on regulated revenue along with higher average rates and an increase in heating degree days from colder weather in the period at Networks as well as increased capacity and higher production tax credits, or PTCs, in the period at Renewables.

Adjusted net income (a non-GAAP financial measure) decreased by 10% from $143 million for the three months ended June 30, 2017 to $128 million for the three months ended June 30, 2018. The decrease is primarily due to $17 million decrease in Networks driven by higher non-deferrable storm costs in the period, $28 million decrease in Corporate mainly driven by lower interest income on intercompany loans due to the sale of the gas business in 2018 and higher income tax expense from effective tax rate adjustment, offset by $30 million increase in Renewables due to increased capacity and higher PTCs in the period.

The non-GAAP adjusted net income increased by 1%, from $369 million for the six months ended June 30, 2017 to $371 million for the six months ended June 30, 2018. The increase is primarily due to $12 million increase in Networks driven by higher average rates and an increase in heating degree days from colder weather, $18 million increase in Renewables due to increased capacity and higher PTCs in the period, offset by $28 million decrease in Corporate mainly driven by lower interest income on intercompany loans due to the sale of the gas business in 2018 and higher income tax expense from effective tax rate adjustment.

For additional information and reconciliation of the non-GAAP adjusted EBITDA, the non-GAAP adjusted gross margin, and adjusted net income to net income attributable to AVANGRID, see “—Non-GAAP Financial Measures”.

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

BGC and CNG rate cases

On May 17, 2018, BGC filed a petition with the Department of Public Utilities, or DPU, for approval of a general increase in its gas distribution rates to be effective April 1, 2019.  BGC requested an increase to the base distribution rate revenue requirement of $4.54 million, offset by decreases in other factors of $1.43 million, resulting in a net change in operating revenue of $3.11 million, and a 10.35% return on equity, or ROE, applied to existing capital structure. BGC’s filing takes into account the reduction in the federal corporate income tax rate that results from the Tax Act, which became effective January 1, 2018. As part of the filing, BGC also proposed an alternative ratemaking mechanism, or ARM, that will allow it to annually adjust its rates without filing for a base rate proceeding. The proposed ARM has a five-year term that begins in 2019 with the establishment of rates approved in this proceeding and is followed by four annual rate adjustments in 2020 through 2023. Further, BGC proposed to implement a rate mechanism to decouple its gas revenues from its sales and a reconciling mechanism to recover costs associated with pension and other post-retirement employee benefits.

On June 29, 2018, CNG filed an application with Connecticut Public Utilities Regulatory Authority, or PURA, for new tariffs to become effective January 1, 2019. CNG requested a three-year rate plan for calendar years 2019, 2020 and 2021. The Application requests an increase in rates of $16.6 million in 2019, an incremental increase of $10.1 million in 2020 and an incremental increase of $1.1 million in 2021. In addition, the application proposes to implement a customer rate credit of $1.25 million per year through 2027 as an offset in base rates, arising from the merger commitments made in connection with AVANGRID’s acquisition of UIL Holdings Corporation, or UIL, in December 2015; a return to customers of the full tax benefits resulting from the reduction in the corporate federal income tax rate in the Tax Cuts and Jobs Act of 2017, or the Tax Act; and ratemaking proposals to transition the DIMP mechanism to operate as a true-up mechanism, and to apply CNG’s current decoupling mechanism to all firm customers going forward.

New York State Department of Public Service Investigation of the Preparation for and Response to the March 2017 Windstorm

On March 11, 2017 the New York State Department of Public Service, or the Department, commenced an investigation of NYSEG’s and RG&E’s preparation for and response to the March 2017 windstorm, which affected more than 219,000 NYSEG and RG&E customers. The Department Staff issued a report, or the Staff Report, of the findings from their investigation on November 16, 2017. The Staff Report made several recommendations for future storm response and also alleged that NYSEG and RG&E had violated their own emergency response plan in a number of respects.

Also on November 16, 2017, the New York State Public Service Commission, or the NYPSC, issued an Order Instituting Proceeding and to Show Cause, or the Order, requiring the companies to address whether the NYPSC should mandate, reject or modify, in whole or in part the recommendations made in the Staff Report. The Order also required the companies to show cause why the NYPSC should not commence an administrative penalty proceeding. On May 18, 2018, NYSEG and RG&E filed a settlement joint proposal and investment joint proposal before the NYPSC to settle potential penalties and avoid litigation related to the March 2017 windstorm, pursuant to which, among other things, NYSEG and RG&E have agreed to make $3.9 million in investments designed to increase resiliency and improve emergency response in the areas impacted by the storm. The investments will not be reflected in rate base or operating expenses in establishing future delivery rates. The joint proposals are subject to public comment and NYPSC approval. We cannot predict the final outcome of this matter.

New York State Department of Public Service Investigation of the Preparation for and Response to the March 2018 Winter Storms

In March 2018, following two severe winter storms that impacted over more than a million electric utility customers in New York, including 520,000 NYSEG and RG&E customers, the NYPSC initiated a comprehensive investigation of all the New York electric utilities’ preparation and response to those events. The investigation has been expanded to include other 2018 New York spring storm events. We cannot predict the final outcome of this matter.

CMP rate case

On August 25, 2014, the Maine Public Utility Commission, or the MPUC, approved a stipulation agreement that provided for a distribution rate increase for CMP of approximately $24.3 million, effective July 1, 2014, with an allowed ROE of 9.45% and an allowed equity ratio of 50%. The stipulation provided for the implementation of a revenue decoupling mechanism, or RDM, reserve accounting and sharing of incremental storm costs, a separate proceeding for recovery of a new billing system and no earning sharing. On May 29, 2018, a ten-person complaint was filed with the MPUC against CMP, Networks and AVANGRID. The complaint requested that the MPUC open a rate case to determine if CMP is making excessive returns on investment and, therefore, whether CMP’s retail rates should be lower. The complaint also requested the MPUC deny certain costs associated with the October 2017 windstorm.  On July 24, 2018, the MPUC issued an order dismissing the complaint and its associated request to deny the recovery of costs associated with the October 2017 windstorm. The order initiated an investigation into CMP’s rates and revenue requirement and directed CMP to make a filing consistent with the requirements for a general rate case no later than October 15, 2018. We cannot predict the outcome of this matter.

CMP Customer Billing System Investigation and Class Action

On March 1, 2018, the MPUC issued a Notice of Investigation initiating a summary investigation into CMP’s metering, billing, and customer communications practices. Due to the highly technical nature of CMP’s customer billing system, on March 22, 2018 the MPUC issued an Order Initiating Audit commencing a forensic audit of CMP’s customer billing system to identify any errors that have, or continue to be resulting in billing inaccuracies. On July 10, 2018, the MPUC issued an Order Modifying Scope of Audit, which expanded the scope of the audit to include CMP’s customer communication practices. We cannot predict the outcome of this matter.

On July 19, 2018, a class action lawsuit was filed against CMP in the Cumberland County Superior Court on behalf of all CMP customers alleging that CMP’s new billing software and metering system improperly overcharged customers. The plaintiff asserts this claim under the common law of unjust enrichment and seeks damages and attorney fees and costs. We cannot predict the outcome of this class action lawsuit.

Transmission - ROE Complaint IV

On November 21, 2017, the parties to the Complaint IV submitted updates to their ROE analyses and recommendations with the NETOs continuing to advocate that the existing base ROE of 10.57% should remain in effect. Hearings were held in December 2017. On March 27, 2018, the administrative law judge issued an initial decision rejecting Complaint IV, finding the currently-filed base ROE of 10.57%, which, with incentive adders, may reach a maximum ROE of 11.74%, is not unjust and unreasonable, and hence is not unlawful. Briefs on Exceptions to the Administrative Law Judge’s initial decision were filed on April 26, 2018, and Briefs Opposing Exceptions were filed on May 23, 2018. The Federal Energy Regulatory Commission, or FERC, has not yet issued its final decision in this matter. We cannot predict the outcome of this proceeding.

Tax Act proceedings

The Tax Act significantly changed the federal taxation of business entities including, among other things, implementing a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017. Reductions in accumulated deferred income tax balances due to the reduction in the corporate income tax rates will result in amounts previously and currently collected from utility customers for these deferred taxes to be refundable to such customers, generally through reductions in future rates. The NYPSC, MPUC, PURA, DPU and the FERC have instituted separate proceedings in New York, Maine, Connecticut, Massachusetts and the FERC, respectively, to review and address the implications of the Tax Act on the utilities.

In New York, the NYPSC Staff issued a proposal on March 29, 2018, whereby the staff recommends that Tax Act benefits be returned to customers beginning October 1, 2018.  Comments on this staff proposal were submitted by the Joint Utilities of New York with a separate Appendix by each respective major utility on June 27, 2018, including our New York utility companies. NYSEG and RG&E have stated that they believe Tax Act benefits should be utilized for utility programs for the benefit of customers, including for new projects such as Automated Metering Infrastructure, or AMI, other future resiliency investments and to recover deferred regulatory assets. We expect a NYPSC decision in the third quarter of 2018. In Connecticut, UI and SCG expect Tax Act savings to be deferred until they are reflected in tariffs in a future rate case, unless PURA determines otherwise. CNG and Berkshire included Tax Act savings in rate cases that were filed with PURA and the DPU, respectively, in the second quarter of 2018. In Maine, CMP adjusted rates beginning July 2, 2018 to pass back to customers the Tax Act savings after offsetting for recovery of deferred 2017 storm costs. At the FERC, CMP transmission and UI transmission adjusted its tariffs in June 2018 to reflect the income statement value of Tax Act savings.

Upon enactment of the Tax Act, the Company remeasured its existing deferred income tax balances as of December 31, 2017 to reflect the decrease in the corporate income tax rate from 35% to 21%, which resulted in a material decrease to its net deferred income tax liability balances. In connection with the Tax Act, the U.S. Securities and Exchange Commission issued guidance in Staff Accounting Bulletin 118, or SAB 118, which clarified accounting for income taxes under ASC 740, Income Taxes, if information was not yet available or complete and provided up to a one year measurement period in which to complete the required analyses and accounting. Following SAB 118 guidance, the Company recorded provisional income tax amounts as of December 31, 2017 related to the Tax Act based on reasonable estimates that could be determined at that time. As of June 30, 2018, we are continuing to refine our accounting for income taxes related to the Tax Act and no material impacts have been recorded for the three and six months ended June 30, 2018. The main items we are working to finalize relate to estimates of the income tax accounting for plant related adjustments impacting our Networks entities. The Company expects final adjustments to the provisional amounts to be recorded in the third and fourth quarters of 2018 and the adjustments could be material to the Company’s future results of operations or financial positions.

Power Tax Audits

In 2015, we implemented power tax software to track and measure deferred tax amounts for CMP, NYSEG and RG&E. In connection with this change, we identified historical updates needed with deferred taxes recognized by CMP, NYSEG and RG&E. We increased our deferred tax liabilities in 2015, with a corresponding increase to regulatory assets, to reflect the updated amounts calculated by the power tax software. Since 2015, the NYPSC and MPUC accepted certain adjustments to deferred taxes and associated regulatory assets for this item in recent distribution rate cases, resulting in a regulatory asset balance of approximately $166 million for this item at June 30, 2018 and December 31, 2017.

In 2017, audits of the power tax regulatory assets were commenced by the NYPSC and MPUC. On January 11, 2018, the NYPSC issued an order opening an operations audit on NYSEG and RG&E and certain other New York utilities regarding tax accounting. The audit report is expected to be completed during 2018.  In January 2018, the MPUC published the power tax audit report with respect to CMP, which indicated that the auditor was unable to verify the “acquisition value” of the power tax regulatory assets.  The audit report requires that CMP must provide support for the beginning balance of the regulatory assets or will be unable to recover the value of the assets, which is approximately $10 million. CMP expects to respond in the third quarter 2018, but we cannot predict the outcome of this proceeding.

Results of Operations

The following table sets forth financial information by segment for each of the periods indicated. Based on the quantitative assessment and due to the disposition of gas trading and storage businesses (see Note 20 – Assets Held For Sale for further discussion), the Gas business no longer meets the reportable segment criteria effective in the first quarter of 2018. As a result, the prior period segment information has been restated to conform to the 2018 presentation. Additionally, as a result of the adoption of the amendments to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost, we have reclassified the non-service components of those costs from operations and maintenance to other expense within the condensed consolidated statements of income and applied these amendments retrospectively to prior periods. For further details, refer to Note 3 of our condensed consolidated financial statements for the three and six months ended June 30, 2018.

	Three Months Ended				Three Months Ended
	June 30, 2018				June 30, 2017
	Total	Networks	Renewables	Other(1)	Total	Networks	Renewables	Other(1)
	(in millions)
Operating Revenues	$1,402	$1,105	$297	$—	$1,331	$1,067	$265	$(1)
Operating Expenses
Purchased power, natural gas and fuel used	279	229	50	—	242	210	33	(1)
Loss from assets held for sale	10	—	—	10	—	—	—	—
Operations and maintenance	533	438	91	4	493	392	88	13
Depreciation and amortization	215	128	87	—	206	120	80	6
Taxes other than income taxes	143	127	14	2	138	120	14	4
Total Operating Expenses	1,180	922	242	16	1,079	842	215	22
Operating income (loss)	222	183	55	(16)	252	225	50	(23)
Other Income (Expense)
Other income (expense)	(20)	(19)	—	(1)	(21)	(18)	(3)	—
Earnings (losses) from equity method investments	5	4	1	—	1	3	(2)	—
Interest expense, net of capitalization	(70)	(65)	(7)	2	(68)	(58)	(8)	(2)
Income (Loss) Before Income Tax	137	103	49	(15)	164	152	37	(25)
Income tax expense (benefit)	27	23	(24)	28	44	56	6	(18)
Net Income (Loss)	110	80	73	(43)	120	96	31	(7)
Less: Net income attributable to noncontrolling interests	3	1	2	—	—	—	—	—
Net Income (Loss) Attributable to Avangrid, Inc.	$107	$79	$71	$(43)	$120	$96	$31	$(7)

	Six Months Ended				Six Months Ended
	June 30, 2018				June 30, 2017
	Total	Networks	Renewables	Other(1)	Total	Networks	Renewables	Other(1)
	(in millions)
Operating Revenues	$3,267	$2,657	$581	$29	$3,089	$2,526	$552	$11
Operating Expenses
Purchased power, natural gas and fuel used	855	747	106	2	707	628	91	(12)
Loss from assets held for sale	15	—	—	15	—	—	—	—
Operations and maintenance	1,060	874	177	9	1,015	825	170	20
Depreciation and amortization	418	246	172	—	403	233	158	12
Taxes other than income taxes	294	263	27	4	285	250	27	8
Total Operating Expenses	2,642	2,130	482	30	2,410	1,936	446	28
Operating income (loss)	625	527	99	(1)	679	590	106	(17)
Other Income (Expense)
Other income (expense)	(41)	(41)	—	—	(37)	(36)	(1)	—
Earnings (losses) from equity method investments	7	6	1	—	3	7	(4)	—
Interest expense, net of capitalization	(144)	(125)	(15)	(4)	(139)	(121)	(16)	(2)
Income (Loss) Before Income Tax	447	367	85	(5)	506	440	85	(19)
Income tax expense (benefit)	99	87	(32)	44	147	172	(15)	(10)
Net Income (Loss)	348	280	117	(49)	359	268	100	(9)
Less: Net income (loss) attributable to noncontrolling interests	(3)	1	(4)	—	—	—	—	—
Net Income (Loss) Attributable to Avangrid, Inc.	$351	$279	$121	$(49)	$359	$268	$100	$(9)

(1)Other amounts represent Corporate, Gas and intersegment eliminations.

Comparison of Period to Period Results of Operations

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Operating Revenues

Our operating revenues increased by $71 million, or 5%, from $1.3 billion for the three months ended June 30, 2017 to $1.4 billion for the three months ended June 30, 2018, as detailed by segment below:

Networks

Operating revenues increased by $38 million, or 4%, from $1,067 million for the three months ended June 30, 2017 to $1,105 million for the three months ended June 30, 2018. Electricity revenues increased by $40 million and gas revenues decreased by $4 million, primarily due to the impact, respectively, of higher and lower average rates in the three months period ended June 30, 2018 compared to the same period of 2017. Electricity and gas revenues for the same period increased by $5 million and $25 million, respectively, due to higher volumes largely driven by increase in heating degree days from colder weather. Wholesale electricity revenues increased by $4 million for the three months ended June 30, 2018 compared to the same period of 2017 due to an increase in average prices. Revenue related regulatory activities in the period decreased by $32 million primarily due to decreases in the revenue decoupling mechanism of $4 million, energy supply reconciliation of $26 million, a decrease of $22 million from deferrals of excess deferred income taxes due to the changes in federal tax rates as a result of the Tax Act, primarily offset within income tax expense, offset by an increase in recoveries on the Ginna RSSA of $20 million due to the termination of the contract in 2017.

Renewables

Operating revenues increased by $32 million, or 12%, from $265 million for the three months ended June 30, 2017 to $297 million for the three months ended June 30, 2018. The increase in operating revenues was primarily due to an increase of $21 million from wind capacity with output increasing 456 GWh, an increase in thermal revenue of $1 million driven by colder weather, income of $7 million from cash collateral released in excess of outstanding receivables from a bankruptcy proceeding with a customer regarding two power purchase agreements and favorable marked to market, or MtM, changes of $9 million on energy derivative transactions entered into for economic hedging purposes, which was offset by a decrease of $6 million from energy sales in organized markets.

Purchased Power, Natural Gas and Fuel Used

Our purchased power, natural gas and fuel used increased by $37 million, or 15%, from $242 million for the three months ended June 30, 2017 to $279 million for the three months ended June 30, 2018, as detailed by segment below:

Networks

Purchased power, natural gas and fuel used increased by $19 million, or 9%, from $210 million for the three months ended June 30, 2017 to $229 million for the three months ended June 30, 2018. The increase is primarily driven by $8 million and $7 million increases in average prices and overall units of electricity and gas, respectively, procured due to an increase in heating degree days from colder weather combined with a $3 million increase in other power supply purchases.

Renewables

Purchased power, natural gas and fuel used increased by $17 million, or 52%, from $33 million for the three months ended June 30, 2017 to $50 million for the three months ended June 30, 2018. The increase is primarily driven by an increase of $18 million in power purchases and transmission costs mainly due to the addition of new capacity, and unfavorable MtM changes on derivatives of $2 million due to market price changes in the current period, offset by a decrease of $4 million from energy purchases in organized markets.

Operations and Maintenance

Our operations and maintenance increased by $40 million, or 8%, from $493 million for the three months ended June 30, 2017 to $533 million for the three months ended June 30, 2018, as detailed by segment below:

Networks

Operations and maintenance increased by $46 million, or 12% from $392 million for the three months ended June 30, 2017 to $438 million for the three months ended June 30, 2018. The increase is primarily due to a $15 million increase driven mainly by higher non-deferrable storm costs, a $4 million increase in uncollectible expenses, lower capitalized labor costs of $8 million, insurance reimbursements of $6 million in the prior period, and $12 million in recoveries on the Ginna RSSA, which decreased operations and maintenance expense in the three months ended June 30, 2017, as the contract was terminated in 2017.

Renewables

Operations and maintenance expenses increased by $3 million, or 3%, from $88 million for the three months ended June 30, 2017 to $91 million for the three months ended June 30, 2018. The increase is primarily due to increased costs resulting from increased capacity, with higher salary costs of $2 million related to headcount increases and higher maintenance costs of $1 million in the three month period ended June 30, 2018 compared with the same period of 2017.

Depreciation and Amortization and Loss From Assets Held for Sale

Depreciation and amortization and loss from assets held for sale for the three months ended June 30, 2018 was $225 million compared to $206 million for the three months ended June 30, 2017, representing an increase of $19 million. The increase is primarily due to a loss of $10 million from remeasurement of assets held for sale driven by final purchase price negotiations and working capital adjustments, an increase of $6 million and $8 million in depreciation expense as a result of plant additions in Networks and new capacity in Renewables, respectively, in the period, offset by $5 million lower depreciation expense in Other driven by the cessation of depreciation for assets held for sale.

Other Income (Expense) and Earnings (Losses) from Equity Method Investments

Other income (expense) and equity earnings (losses) decreased by $5 million from $(20) million for the three months ended June 30, 2017 to $(15) million for the three months ended June 30, 2018, primarily due to a $5 million write-off of certain development projects within Renewables in the three months ended June 30, 2017, an increase of $4 million in equity earnings offset by $4 million higher non-service component of pension and other post-retirement cost in the current period.

Interest Expense, Net of Capitalization

Interest expense for the three months ended June 30, 2018 and 2017 was $70 million and $68 million, respectively. Networks and Other added $3 million and $5 million of interest expense, respectively, from new debt issued in 2017. In addition, Networks had $2 million of higher interest expense on regulatory deferrals in the current period. This is offset by $8 million lower interest expense in Other driven by sale of gas business in 2018.

Income Tax Expense

The effective tax rate, inclusive of federal and state income tax, for the three months ended June 30, 2018 was 19.7%, which is lower than the 21% statutory federal income tax rate applicable in 2018, predominantly due to discrete tax adjustments recorded during the period offset by the recognition of production tax credits associated with wind production. The effective tax rate, inclusive of federal and state income tax, for the three months ended June 30, 2017 was 26.8%, which is lower than the 35% statutory federal income tax rate applicable in 2017 predominately due to the recognition of production tax credits associated with wind production.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Operating Revenues

Our operating revenues increased by $178 million, or 6%, from $3.1 billion for the six months ended June 30, 2017 to $3.3 billion for the six months ended June 30, 2018, as detailed by segment below:

Networks

Operating revenues increased by $131 million, or 5%, from $2,526 million for the six months ended June 30, 2017 to $2,657 million for the six months ended June 30, 2018. Electricity and gas revenues increased by $56 million and $3 million, respectively, primarily due to the impact of higher average rates in the six months ended June 30, 2018 compared to the same period in 2017. Electricity and gas revenues for the same period increased by $34 million and $68 million due to higher volumes largely driven by the increase in heating degree days from colder weather. Wholesale electricity revenues increased by $13 million for the six months ended June 30, 2018 compared to the same period of 2017 due to an increase in average prices. In the six months ended June 30, 2018, Networks also had an increase of $13 million from other revenues including mainly revenue generated from the Puerto Rico mutual aid, with offsetting associated costs included in operations and maintenance. Revenue related regulatory activities in the period decreased by $55 million primarily due to an adjustment of $14 million to unfunded future income tax to reflect the change from a flow through to normalization method, which was recorded in the six months ended June 30, 2017 as an increase to revenue, with an offsetting and equal increase to income tax expense, decreases in recoveries on the Ginna RSSA of $10 million, revenue decoupling mechanism of $9 million, a decrease of $68 million from deferrals of excess deferred income taxes due to changes in federal tax rates as a result of the Tax Act, primarily offset within income tax expense, offset by increases in energy supply reconciliation of $9 million, stranded cost of $31 million and an increase of $6 million in other regulatory adjustments.

Renewables

Operating revenues increased by $29 million, or 5%, from $552 million for the six months ended June 30, 2017 to $581 million for the six months ended June 30, 2018. The increase in operating revenues was primarily due to an increase of $62 million from wind capacity with output increasing 1,129 GWh, an increase in thermal revenue of $6 million driven by colder weather and income of $7 million from cash collateral released in excess of outstanding receivables from a bankruptcy proceeding with a customer regarding two power purchase agreements, offset by a decrease of $13 million in average prices due to the production mix and the expiration of PTCs in the period, unfavorable MtM changes of $25 million on energy derivative transactions entered into for economic hedging purposes and a decrease of $8 million from energy sales in organized markets.

Purchased Power, Natural Gas and Fuel Used

Our purchased power, natural gas and fuel used increased by $148 million, or 21%, from $707 million for the six months ended June 30, 2017 to $855 million for the six months ended June 30, 2018, as detailed by segment below:

Networks

Purchased power, natural gas and fuel used increased by $119 million, or 19%, from $628 million for the six months ended June 30, 2017 to $747 million for the six months ended June 30, 2018. The increase is primarily driven by $79 million and $35 million increases in average prices and overall units of electricity and gas, respectively, procured due to an increase in heating degree days from colder weather combined with a $5 million increase in other power supply purchases.

Renewables

Purchased power, natural gas and fuel used increased by $15 million, or 16%, from $91 million for the six months ended June 30, 2017 to $106 million for the six months ended June 30, 2018. The increase is primarily driven by an increase of $13 million in power purchases and $19 million of transmission costs due to the addition of new capacity, an increase of $6 million in renewable energy credits, or RECs, and thermal purchases, offset by MtM changes on derivatives of $17 million that were favorable due to market price changes in the current period and a decrease of $6 million from energy purchases in organized markets.

Operations and Maintenance

Our operations and maintenance increased by $45 million, or 4%, from $1,015 million for the six months ended June 30, 2017 to $1,060 million for the six months ended June 30, 2018, as detailed by segment below:

Networks

Operations and maintenance increased by $49 million, or 6% from $825 million for the six months ended June 30, 2017 to $874 million for the six months ended June 30, 2018. The increase is primarily due to a $26 million increase mainly driven by non-deferrable storm costs, a $10 million increase in uncollectible expenses, $9 million in purchases of renewable and zero-emission energy certificates related to a new program to adopt clean energy standards, lower capitalized labor costs of $14 million, insurance reimbursements of $12 million in the prior period, offset by a decrease of $22 million in expenses from the Ginna RSSA driven by the termination of the contract in 2017.

Renewables

Operations and maintenance expenses increased by $7 million, or 4%, from $170 million for the six months ended June 30, 2017 to $177 million for the six months ended June 30, 2018. The increase is primarily due to increased costs resulting from increased capacity, with higher salary costs of $3 million related to headcount increases, and $5 million higher maintenance costs and corporate charges in the six months ended June 30, 2018 compared with the same period of 2017, offset by a decrease of $1 million from favorable changes in rents.

Depreciation and Amortization and Loss From Assets Held for Sale

Depreciation and amortization and loss from assets held for sale for the six months ended June 30, 2018 was $433 million compared to $403 million for the six months ended June 30, 2017, an increase of $30 million. The increase is primarily due to a loss of $15 million from remeasurement of assets held for sale driven by final purchase price negotiations and working capital adjustments, an increase of $12 million and $15 million in depreciation expense as a result of plant additions in Networks and new capacity in Renewables, respectively, in the period, offset by $12 million lower depreciation expense in Other driven by the cessation of depreciation for assets held for sale.

Other Income (Expense) and Earnings (Losses) from Equity Method Investments

Other income (expense) and equity earnings (losses) were $(34) million for both the six months ended June 30, 2018 and 2017.  The non-service component of pension and other post-retirement cost increased by $6 million, offset by an increase in equity earnings of $4 million, and a $3 million decrease in Renewables mainly driven by a write-off of certain development projects in the three months ended June 30, 2017.

Interest Expense, Net of Capitalization

Interest expense for the six months ended June 30, 2018 and 2017 was $144 million and $139 million, respectively.
Networks and Other added $7 million and $10 million of interest expense from new debt issued in 2017. In addition, Networks had $3 million of higher interest expense on regulatory deferrals in the current period. This is offset by $15 million lower interest expense in Other driven by the sale of the gas business in 2018.

Income Tax Expense

The effective tax rate, inclusive of federal and state income tax, for the six months ended June 30, 2018 was 22.1%, which is higher than the 21% statutory federal income tax rate applicable in 2018, predominantly due to $21.6 million of tax expense recorded in connection with the disposal of the Gas business and discrete adjustments recorded during the period, offset by the recognition of production tax credits associated with wind production. The effective tax rate, inclusive of federal and state income tax, for the six months ended June 30, 2017 was 29.1%, which is lower than the 35% statutory federal income tax rate applicable in 2017 predominately due to the recognition of production tax credits associated with wind production. Additionally, $14 million in income tax expense for the six months ended June 30, 2017, is due to unfunded future income tax to reflect the change from a flow through to normalization method, which was recorded as an increase to revenue, with an offsetting and equal increase to income tax expense. This was partially offset by other discrete tax adjustments during the period.

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

We define adjusted net income as net income adjusted to exclude restructuring charges, mark-to-market adjustments to reflect the effect of mark-to-market changes in the fair value of derivative instruments used by AVANGRID to economically hedge market price fluctuations in related underlying physical transactions for the purchase and sale of electricity, loss from held for sale measurement, income from release of collateral, impact of the Tax Act and adjustments for the non-core Gas storage business. We believe adjusted net income is more useful in understanding and evaluating actual and projected financial performance and contribution of AVANGRID core lines of business and to more fully compare and explain our results. Additionally, we evaluate the nature of our revenues and expenses and adjust to reflect classification by nature for evaluation of our non-GAAP financial measures as opposed to by function. The most directly comparable U.S. GAAP measure to adjusted EBITDA and adjusted net income is net income. We define adjusted EBITDA as net income attributable to AVANGRID, adding back net income attributable to noncontrolling interests, income tax expense, depreciation, amortization, impairment and interest expense, net of capitalization, and then subtracting other income and earnings from equity method investments. We also define adjusted gross margin as adjusted EBITDA adding back operations and maintenance and taxes other than income taxes. We also define adjusted earnings per share, or adjusted EPS, as adjusted net income converted to an earnings per share amount.

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

The following tables provide a reconciliation between Net Income attributable to AVANGRID and adjusted net income (non-GAAP), adjusted gross margin (non-GAAP) and adjusted EBITDA (non-GAAP) by segment for the three and six months ended June 30, 2018 and 2017, respectively:

	Three Months Ended June 30, 2018					Six Months Ended June 30, 2018
	Total	Networks	Renewables	Corporate*	Gas Storage	Total	Networks	Renewables	Corporate*	Gas Storage
	(in millions)					(in millions)
Net Income Attributable to Avangrid, Inc.	$107	$79	$71	$(25)	$(18)	$351	$279	$121	$(30)	$(19)
Adjustments:
Mark-to-market adjustments - Renewables	3	—	3	—	—	(1)	—	(1)	—	—
Restructuring charges	—	—	—	—	—	1	1	—	—	—
Loss from held for sale measurement	10	—	—	—	10	15	—	—	—	15
Income from release of collateral - Renewables	(7)	—	(7)	—	—	(7)	—	(7)	—	—
Impact of the Tax Act	7	—	—	7	—	7	—	—	7	—
Income tax impact of adjustments (1)	7	—	1	—	6	17	—	2	—	15
Gas Storage, net of tax	2	—	—	—	2	(11)	—	—	—	(11)
Adjusted Net Income (6)	$128	$79	$68	$(18)	$—	$371	$280	$115	$(23)	$—
Add: Net loss attributable to noncontrolling interests	3	1	2	—	—	(3)	1	(4)	—	—
Income tax expense (2)	37	25	(4)	16	—	117	88	14	15	—
Depreciation and amortization (3)	274	162	112	—	—	529	309	220	—	—
Interest expense, net of capitalization (4)	40	24	15	1	—	78	48	24	6	—
Less: Other income and (expense)	1	1	—	—		1	1	—	—	—
Earnings (losses) from equity method investments	5	4	1	—	—	7	6	1	—	—
Adjusted EBITDA (6)	$477	$286	$191	$(1)	$—	$1,085	$719	$367	$(2)	$—
Add: Operations and maintenance (5)	457	387	69	1	—	837	703	132	2	—
Taxes other than income taxes	132	119	13	—	—	273	250	23	—	—
Adjusted gross margin (6)	$1,066	$792	$273	$—	$—	$2,195	$1,672	$522	$—	$—

	Three Months Ended June 30, 2017					Six Months Ended June 30, 2017
	Total	Networks	Renewables	Corporate*	Gas Storage	Total	Networks	Renewables	Corporate*	Gas Storage
	(in millions)					(in millions)
Net Income Attributable to Avangrid, Inc.	$120	$96	$31	$10	$(16)	$359	$268	$100	$5	$(14)
Adjustments:
Mark-to-market adjustments - Renewables	11	—	11	—	—	(6)	—	(6)	—	—
Income tax impact of adjustments (1)	(4)	—	(4)	—	—	2	—	2	—	—
Gas Storage, net of tax	16	—	—	—	16	14	—	—	—	14
Adjusted Net Income (6)	$143	$96	$38	$10	$—	$369	$268	$97	$5	$—
Add: Income tax expense (2)	71	56	24	(9)	—	167	158	9	—	—
Depreciation and amortization (3)	253	144	108	—	—	493	284	209	—	—
Interest expense, net of capitalization (4)	28	25	8	(5)	—	64	58	15	(9)	—
Less: Earnings (losses) from equity method investments	—	4	(3)	—	—	1	7	(6)	—	—
Adjusted EBITDA (6)	$495	$318	$182	$(4)	$—	$1,093	$761	$336	$(4)	$—
Add: Operations and maintenance (5)	352	283	66	4	—	735	609	124	2	—
Taxes other than income taxes	127	114	11	1	—	264	239	22	3	—
Adjusted gross margin (6)	$974	$715	$259	$1	$—	$2,092	$1,609	$483	$1	$—

(1)

Income tax impact of adjustments: 2018 - $(0.7) million and $0.3 million from MtM adjustment, $1.9 million and $1.9 million from release of collateral, $0 and $(0.3) million from restructuring charges, $6 million and $15 million from loss from held for sale measurement for the three and six months ended June 30, 2018, respectively; 2017 - $(4) million and $2 million from MtM adjustment for the three and six months ended June 30, 2017, respectively.

(2)

2018: Adjustments have been made for production tax credit adjustments for the amount of $20 million and $48 million for the three and six months ended June 30, 2018, respectively, as they have been included in operating revenues in Renewables. After reflecting these by nature classification adjustments the calculated effective income tax rates are impacted for both periods presented under this by nature classification presentation.

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

(3)

2018: Adjustments have been made for the inclusion of vehicle depreciation and bad debt provision within depreciation and amortization from operations and maintenance based on the by nature classification. Vehicle depreciation was $5 million and $9 million and bad debt provision was $21 million and $38 million in Networks, for the three and six months ended June 30, 2018, respectively. Additionally, government grants and investment tax credits amortization have been presented within other operating income and not within depreciation and amortization based on the by nature classification as follows: government grants of $1.0 million and $2.0 million in Networks and investment tax credits of $22 million and $44 million in Renewables, for the three and six month periods ended June 30, 2018, respectively.

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

(6)

Adjusted Net Income, adjusted EBITDA and adjusted gross margin are non-GAAP financial measures and are presented after adjustments to reflect the classification of revenues and expenses by nature and after excluding restructuring charges, loss from held for sale measurement, income from release of collateral, impact of the Tax Act, the impact from mark-to-market activities in Renewables and Gas storage business explained in notes (1)-(5) above.

* Includes corporate and other non-regulated entities as well as intersegment eliminations.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Our adjusted gross margin increased by $92 million, or 9%, from $974 million for the three months ended June 30, 2017 to $1,066 million for the three months ended June 30, 2018.

Our adjusted EBITDA decreased by $18 million, or 4%, from $495 million for the three months ended June 30, 2017 to $477 million for the three months ended June 30, 2018.

Details of the period to period comparison are described below at the segment level.

Networks

Adjusted gross margin increased by $77 million, or 11%, from $715 million for the three months ended June 30, 2017 to $792 million for the three months ended June 30, 2018. The increase is primarily driven by higher average rates and an increase in heating degree days from colder weather in the period along with the adverse impact of the Tax Act on regulated revenue with an offsetting decrease to income tax expense.

Adjusted EBITDA decreased by $32 million, or 10%, from $318 million for the three months ended June 30, 2017 to $286 million for the three months ended June 30, 2018. The decrease is primarily driven by higher non-deferrable storm costs in the period along with the adverse impact of the Tax Act on regulated revenue with an offsetting decrease to income tax expense.

Renewables

Adjusted gross margin increased by $14 million, or 6%, from $259 million for the three months ended June 30, 2017 to $273 million for the three months ended June 30, 2018. The increase was primarily due to increased capacity and higher PTCs in the period.

Adjusted EBITDA increased by $9 million, or 5%, from $182 million for the three months ended June 30, 2017 to $191 million for the three months ended June 30, 2018. The increase was due to the same reasons noted above in the discussion of adjusted gross margin.

Adjusted net income

Our adjusted net income decreased by $15 million, or 10%, from $143 million for the three months ended June 30, 2017 to $128 million for the three months ended June 30, 2018. The decrease is primarily due to $17 million decrease in Networks driven by higher non-deferrable storm costs in the period, $28 million decrease in Corporate mainly driven by lower interest income on intercompany loans due to the sale of the gas business in 2018 and higher income tax expense from effective tax rate adjustment, offset by $30 million increase in Renewables due to increased capacity and higher PTCs in the period.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Our adjusted gross margin increased by $103 million, or 5%, from $2,092 million for the six months ended June 30, 2017 to $2,195 million for the six months ended June 30, 2018.

Our adjusted EBITDA decreased by $8 million, or 1%, from $1,093 million for the six months ended June 30, 2017 to $1,085 million for the six months ended June 30, 2018.

Details of the period to period comparison are described below at the segment level.

Networks

Adjusted gross margin increased by $63 million, or 4%, from $1,609 million for the six months ended June 30, 2017 to $1,672 million for the six months ended June 30, 2018. The increase is primarily driven by higher average rates and an increase in heating degree days from colder weather along with the adverse impact of the Tax Act on regulated revenue with an offsetting decrease to income tax expense.

Adjusted EBITDA decreased by $42 million, or 6%, from $761 million for the six months ended June 30, 2017 to $719 million for the six months ended June 30, 2018. The decrease is primarily driven by higher non-deferrable storm costs in the period along with the adverse impact of the Tax Act on regulated revenue with an offsetting decrease to income tax expense.

Renewables

Adjusted gross margin increased by $39 million, or 8%, from $483 million for the six months ended June 30, 2017 to $522 million for the six months ended June 30, 2018. The increase was primarily due to increased capacity and higher PTCs in the period.

Adjusted EBITDA increased by $31 million, or 9%, from $336 million for the six months ended June 30, 2017 to $367 million for the six months ended June 30, 2018. The increase was due to the same reasons noted above in the discussion of adjusted gross margin.

Adjusted net income

Our adjusted net income increased by $2 million, or 1%, from $369 million for the six months ended June 30, 2017 to $371 million for the six months ended June 30, 2018. The increase is primarily due to $12 million increase in Networks driven by higher average rates and an increase in heating degree days from colder weather, $18 million increase in Renewables due to increased capacity and higher PTCs in the period, offset by $28 million decrease in Corporate mainly driven by lower interest income on intercompany loans due to the sale of the gas business in 2018 and higher income tax expense from effective tax rate adjustment.

The following tables reconcile Net Income attributable to AVANGRID to Adjusted Net Income (non-GAAP), and EPS attributable to AVANGRID to adjusted EPS (non-GAAP) for the three and six months ended June 30, 2018 and 2017, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Networks	$79	$96	$279	$268
Renewables	71	31	121	100
Corporate (1)	(25)	10	(30)	5
Gas Storage	(18)	(16)	(19)	(14)
Net Income	$107	$120	$351	$359
Adjustments:
Restructuring charges (2)	—	—	1	—
Mark-to-market adjustments - Renewables (3)	3	11	(1)	(6)
Loss from held for sale measurement (4)	10	—	15	—
Income from release of collateral - Renewables (5)	(7)	—	(7)	—
Impact of the Tax Act (6)	7	—	7	—
Income tax impact of adjustments	7	(4)	17	2
Gas Storage, net of tax	2	16	(11)	14
Adjusted Net Income (7)	$128	$143	$371	$369

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Networks	$0.26	$0.31	$0.90	$0.87
Renewables	0.23	0.10	0.39	0.32
Corporate (1)	(0.08)	0.03	(0.10)	0.02
Gas Storage	(0.06)	(0.05)	(0.06)	(0.05)
Net Income	0.35	0.39	1.13	1.16
Adjustments:
Restructuring charges (2)	—	—	—	—
Mark-to-market adjustments - Renewables (3)	0.01	0.04	(0.00)	(0.02)
Loss from held for sale measurement (4)	0.03	—	0.05	—
Income from release of collateral - Renewables (5)	(0.02)	—	(0.02)	—
Impact of the Tax Act (6)	0.02	—	0.02	—
Income tax impact of adjustments	0.02	(0.01)	0.05	0.01
Gas Storage, net of tax	0.01	0.05	(0.03)	0.05
Adjusted Earnings Per Share (7)	$0.41	$0.46	$1.20	$1.19
(1)	Includes corporate and other non-regulated entities as well as intersegment eliminations.
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

(4)	Represents loss from measurement of assets and liabilities held for sale in connection with the committed plan to sell the gas trading and storage businesses.
(5)	Relates to cash collateral released in excess of outstanding receivables from a bankruptcy proceeding with a Renewables customer regarding two power purchase agreements.
(6)	Represents the impact from measurement of deferred income tax balances as a result of the Tax Act enacted by the U.S. federal government on December 22, 2017.
(7)

Adjusted net income and adjusted earnings per share are non-GAAP financial measures and are presented after excluding restructuring charges, loss from held for sale measurement, income from release of collateral, impact of the Tax Act, the impact from mark-to-market activities in Renewables and Gas storage business.

Liquidity and Capital Resources

Our operations, capital investment and business development require significant short-term liquidity and long-term capital resources. Historically, we have used cash from operations and borrowings under our credit facilities and commercial paper program as our primary sources of liquidity. Our long-term capital requirements have been met primarily through retention of earnings and borrowings in the investment grade debt capital markets. Continued access to these sources of liquidity and capital are critical to us. Risks may increase due to circumstances beyond our control, such as a general disruption of the financial markets and adverse economic conditions.

We and our subsidiaries are required to comply with certain covenants in connection with our respective loan agreements. The covenants are standard and customary in financing agreements, and we and our subsidiaries were in compliance with such covenants as of June 30, 2018.

Liquidity Position

At June 30, 2018 and December 31, 2017, available liquidity was approximately $2.8 billion and $784 million, respectively.

We manage our overall liquidity position as part of the group of companies controlled by Iberdrola, or the Iberdrola Group, and are a party to a liquidity agreement with Bank of America, N.A. along with certain members of the Iberdrola Group. The liquidity agreement aids the Iberdrola Group in efficient cash management and reduces the need for external borrowing by the pool participants. Parties to the agreement, including us, may deposit funds with or borrow from the financial institution, provided that the net balance of funds deposited or borrowed by all pool participants in the aggregate is not less than zero. The balance at June 30, 2018 was zero. Any deposit amounts would be reflected in our condensed consolidated balance sheets under cash and cash equivalents because our deposited surplus funds under the cash pooling agreement are highly-liquid short-term investments. We also have a bi-lateral demand note agreement with a Canadian affiliate of the Iberdrola Group under which we had notes payable balance outstanding of $31 million at June 30, 2018.

We optimize our liquidity within the United States through a series of arms-length intercompany lending arrangements with our subsidiaries and among the regulated utilities to provide for lending of surplus cash to subsidiaries with liquidity needs, subject to the limitation that the regulated utilities may not lend to unregulated affiliates. These arrangements minimize overall short-term funding costs and maximize returns on the temporary cash investments of the subsidiaries. We have the capacity to borrow up to $2.5 billion from the lenders committed to the AVANGRID Credit Facility and $0.5 billion from an Iberdrola Group Credit Facility, both of which are described below.

The following table provides the components of our liquidity position as of June 30, 2018 and December 31, 2017, respectively:

	As of June 30,	As of December 31,
	2018	2017
	(in millions)
Cash and cash equivalents	$52	$41
AVANGRID Credit Facility	2,500	1,500
Iberdrola Group Credit Facility	500	—
Less: borrowings	(218)	(757)
Total	$2,834	$784

AVANGRID Commercial Paper Program

On May 13, 2016, AVANGRID established a commercial paper program with a limit of $1 billion that is backstopped by the AVANGRID Credit Facility (described below). On July 30, 2018, AVANGRID increased this limit from $1 billion to $2 billion. As of June 30, 2018 and July 31, 2018, there was $218 million and $399 million of commercial paper outstanding, respectively.

AVANGRID Credit Facility

On June 29, 2018, AVANGRID and its subsidiaries, NYSEG, RG&E, CMP, UI, CNG, SCG and BGC entered into a revolving credit facility with a syndicate of banks, or the AVANGRID Credit Facility, that provides for maximum borrowings of up to $2.5 billion in the aggregate.

Under the terms of the AVANGRID Credit Facility, each joint borrower has a maximum borrowing entitlement, or sublimit, which can be periodically adjusted to address specific short-term capital funding needs, subject to the maximum limit established by the banks. AVANGRID’s maximum sublimit is $2 billion, NYSEG, RG&E, CMP and UI have maximum sublimits of $400 million, CNG and SCG have maximum sublimits of $150 million and BGC has a maximum sublimit of $40 million. Under the AVANGRID Credit Facility, each of the borrowers will pay an annual facility fee that is dependent on their credit rating. The initial facility fees will range from 12.5 to 17.5 basis points. The maturity date for the AVANGRID Credit Facility is June 29, 2023.

This AVANGRID Credit Facility replaces and supersedes the prior revolving credit facility entered into by AVANGRID and its subsidiaries, NYSEG, RG&E, CMP, UI, CNG, SCG and BGC, with a syndicate of banks on April 5, 2016 with a maturity date of April 5, 2021, which provided for maximum borrowings of up to $1.5 billion in the aggregate on substantially similar terms as the AVANGRID Credit Facility.

Since the facility is a backstop to the AVANGRID commercial paper program, the amounts available under the facility as of June 30, 2018 and July 31, 2018, were $2,282 million and $2,101 million, respectively.

Iberdrola Group Credit Facility

On June 18, 2018 AVANGRID entered into a credit facility with Iberdrola Financiacion, S.A.U., a company of the Iberdrola Group. The facility has a limit of $500 million and matures on June 18, 2023.  AVANGRID pays a facility fee of 10.5 basis points annually on the facility. As of both June 30, 2018 and July 31, 2018, there was no outstanding amount under this credit facility.

Capital Resources

On May 3, 2018, Renewables closed on the sale of a tax equity interest in its El Cabo wind project which resulted in proceeds of $213 million.

On June 29, 2018, NYSEG remarketed $74 million 1994 Series Pollution Control Revenue Bonds that mature in 2023 and $100 million 2004 Series Pollution Control Revenue Bonds with a mandatory tender in 2023. The Bonds were issued through the New York State Energy Research and Development Authority, or NYSERDA, on which NYSEG is the obligor. These securities had previously been held in treasury.

On June 29, 2018, RG&E remarketed 1997 and 2004 Series Pollution Control Revenue Bonds in the aggregate principal amount of $152.4 million and with mandatory tenders in 2025, issued through NYSERDA, on which RG&E is the obligor. $90.3 million of these securities had previously been held in treasury.

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

We expect to accrue approximately $1.3 billion in capital expenditures through the remainder of 2018.

Cash Flows

Our cash flows depend on many factors, including general economic conditions, regulatory decisions, weather, commodity price movements and operating expense and capital spending control.

The following is a summary of the cash flows by activity for the six months ended June 30, 2018 and 2017, respectively:

	Six Months Ended
	June 30,
	2018	2017
	(in millions)
Net cash provided by operating activities	$983	$925
Net cash used in investing activities	(606)	(1,045)
Net cash (used in) provided by financing activities	(366)	66
Net increase (decrease) in cash, cash equivalents and restricted cash	$11	$(54)

Operating Activities

For the six months ended June 30, 2018, net cash provided by operating activities was $983 million. During the six months ended June 30, 2018, Renewables contributed $289 million of operating cash flow associated with wholesale sales of energy and Networks contributed $524 million of operating cash as the result of regulated transmission and distribution sales of electricity and natural gas. Additionally, $34 million in cash was used associated with corporate operating expenses in support of the operating segments and changes in working capital provided $203 million in cash. The cash from operating activities for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 increased by $57 million, primarily attributable to increased operating revenues. The $19 million net change in operating assets and liabilities during the six months ended June 30, 2018 was primarily attributable to a net decrease of $43 million in accounts receivable and payable due to impacts from sales and purchases, decrease in inventories and other assets/liabilities of $8 million and $27 million, respectively, offset by cash distribution received from equity method investment of $7 million, taxes accrued of $3 million and increase of $17 million in regulatory assets/liabilities in the period.

For the six months ended June 30, 2017, net cash provided by operating activities was $925 million. During the six months ended June 30, 2017, Renewables contributed $240 million of operating cash flow associated with wholesale sales of energy, and Networks contributed $502 million of operating cash as the result of regulated transmission and distribution sales of electricity and natural gas. Additionally, $5 million in cash was provided associated with corporate operating expenses in support of the operating segments and changes in working capital provided $181 million in cash. The cash from operating activities for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 increased by $19 million, primarily attributable to increased operating revenues, excluding the impact of a non-cash adjustment of unfunded future income tax discussed above. The $29 million net change in operating assets and liabilities during the six months ended June 30, 2017 was primarily attributable to a net decrease of $25 million in accounts receivable and payable due to impacts from sales and purchases, cash distribution received from equity method investment of $7 million, offset by increase in taxes accrued of $4 million, increase in inventories and other assets/liabilities of $14 million and $22 million, respectively, and an increase of $21 million in regulatory assets/liabilities.

Investing Activities

For the six months ended June 30, 2018, net cash used in investing activities was $606 million, which was comprised of $522 million associated with capital expenditures at Networks and $229 million of capital expenditures at Renewables primarily associated with payments in support of construction projects. This was offset by $23 million of contributions in aid of construction, $2 million of cash distributions from equity method investments and proceeds from sale of assets of $136 million primarily related to the sale of assets held for sale.

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

Financing Activities

For the six months ended June 30, 2018, financing activities used $366 million in cash reflecting primarily an issuance of Pollution Control Revenue Bonds at NYSEG and RG&E with the net proceeds of $325 million, contributions from non-controlling interests of $220 million, offset by a net decrease in non-current debt and current notes payable of $604 million, distributions to non-controlling interests of $22 million, payments on capital leases of $12 million and dividends of $267 million.

For the six months ended June 30, 2017, financing activities provided $66 million in cash reflecting primarily an issuance of First Mortgage Bonds at RG&E with the net proceeds of $294 million, a net increase in non-current debt and current notes payable of $135 million, payments on the tax equity financing arrangements of $60 million, payments on capital leases of $31 million and dividends of $268 million.

Off-Balance Sheet Arrangements

There have been no material changes in the off-balance sheet arrangements during the six months ended June 30, 2018 as compared to those reported for the fiscal year ended December 31, 2017 in our Form 10-K.

Contractual Obligations

There have been no material changes in contractual and contingent obligations during the six months ended June 30, 2018 as compared to those reported for the fiscal year ended December 31, 2017 in our Form 10-K.

Critical Accounting Policies and Estimates

The accompanying financial statements provided herein have been prepared in accordance with U.S. GAAP. In preparing the accompanying financial statements, our management has applied accounting policies and made certain estimates and assumptions that affect the reported amounts of assets, liabilities, stockholders’ equity, revenues and expenses, and the disclosures thereof. While we believe that these policies and estimates used are appropriate, actual future events can and often do result in outcomes that can be materially different from these estimates. The accounting policies and related risks described in our Form 10-K are those that depend most heavily on these judgments and estimates. As of June 30, 2018, the only notable changes to the significant accounting policies described in our consolidated financial statements as of December 31, 2017 and 2016, and for the three years ended December 31, 2017, are with respect to our adoption of the new accounting pronouncements described in the Note 3 of our condensed consolidated financial statements for the three and six months ended June 30, 2018.

New Accounting Standards

We review new accounting standards to determine the expected financial impact, if any, that the adoption of each such standard will have. As of June 30, 2018, the new accounting pronouncements that we have adopted as of January 1, 2018, and reflected in our consolidated financial statements are described in Note 3 of our condensed consolidated financial statements for the three and six months ended June 30, 2018. There have been no other material changes to the significant accounting policies described in our consolidated financial statements as of December 31, 2017 and 2016, and for the three years ended December 31, 2017.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains a number of forward-looking statements. Forward-looking statements may be identified by the use of forward-looking terms such as “may,” “will,” “should,” “would,” “could,” “can,” “expects,” “believes,” “anticipates,” “intends,” “plans,” “estimates,” “projects,” “assumes,” “guides,” “targets,” “forecasts,” “is confident that” and “seeks” or the negative of such terms or other variations on such terms or comparable terminology. Such forward-looking statements include, but are not limited to, statements about our plans, objectives and intentions, outlooks or expectations for earnings, revenues, expenses or other future financial or business performance, strategies or expectations, or the impact of legal or regulatory matters on business, results of operations or financial condition of the business and other statements that are not historical facts. Such statements are based upon the current beliefs, expectations, and assumptions of our management and are subject to significant risks and uncertainties that could cause actual outcomes and results to differ materially. The foregoing and other factors are discussed and should be reviewed in our Form 10-K and other subsequent filings with the SEC. Specifically, forward-looking statements may include statements relating to:

•	future financial performance, anticipated liquidity and capital expenditures;
•	actions or inactions of local, state or federal regulatory agencies;
•	success in retaining or recruiting our officers, key employees or directors;
•	changes in levels or timing of capital expenditures;
•	adverse developments in general market, business, economic, labor, regulatory and political conditions;
•	fluctuations in weather patterns;
•	technological developments;
•	the impact of any cyber breaches or other incidents, grid disturbances, acts of war or terrorism or natural disasters;
•

the impact of any change to applicable laws and regulations affecting operations, including those relating to environmental and climate change, taxes, price controls, regulatory approval and permitting;

•	the implementation of changes in accounting standards;
•	the remediation of the material weakness in our internal control over financial reporting; and
•	other presently unknown unforeseen factors.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risk during the six months ended June 30, 2018, as compared to those reported for the fiscal year ended December 31, 2017 in our Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures were not effective, as a result of the material weakness that exists in our internal control over financial reporting as previously described in our Annual Report on Form 10-K for the year ended December 31, 2017.

Previously Identified Material Weakness

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

Notwithstanding the material weakness in internal control over financial reporting, our management concluded that our unaudited condensed consolidated financial statements in this report fairly present, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with generally accepted accounting principles.

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

These improvements are targeted at strengthening the Company's internal control over financial reporting and remediating the material weakness. The Company remains committed to an effective internal control environment and management believes that these actions, and the improvements management expects to achieve as a result, will remediate the material weakness. However, the material weakness in our internal control over financial reporting will not be considered remediated until the controls operate for a sufficient period of time and management has concluded, through testing, that these controls operate effectively. We currently expect that the remediation of this material weakness will be completed by December 31, 2018.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following documents are included as exhibits to this Form 10-Q:

Exhibit Number	Description

10.1	Restricted Stock Unit Grant Notice and Agreement dated June 7, 2018, between Avangrid, Inc. and James P. Torgerson.*†

10.2	Transmission Service Agreement, dated June 13, 2018, between Central Maine Power Company and NSTAR Electric Company (d/b/a Eversource).*

10.3	Transmission Service Agreement, dated June 13, 2018, among Central Maine Power Company, Massachusetts Electric Company (d/b/a National Grid), and Nantucket Electric Company (d/b/a National Grid).*

10.4	Transmission Service Agreement, dated June 13, 2018, between Central Maine Power Company and Fitchburg Gas & Electric Light Company (d/b/a Unitil).*

10.5	Transmission Service Agreement, dated June 13, 2018, between Central Maine Power Company and H.Q. Energy Services (U.S.) Inc.*

10.6	Transmission Service Agreement, dated June 13, 2018, between Central Maine Power Company and H.Q. Energy Services (U.S.) Inc.*

10.7	Transmission Service Agreement, dated June 13, 2018, between Central Maine Power Company and H.Q. Energy Services (U.S.) Inc.*

10.8	Transmission Service Agreement, dated June 13, 2018, between Central Maine Power Company and H.Q. Energy Services (U.S.) Inc.*

10.9

Revolving Credit Agreement, dated as of June 29, 2018, among Avangrid, Inc., New York State Electric  & Gas Corporation, Rochester Gas and Electric Corporation, Central Maine Power Company, The United Illuminating Company, Connecticut Natural Gas Corporation, The Southern Connecticut Gas Company, The Berkshire Gas Company, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, MUFG Bank, LTD. and Santander Bank, N.A., as Co-Documentation Agents, Bank of America, N.A., as Syndication Agent, Banco Bilbao Vizcaya Argentaria, S.A. New York Branch, as Sustainability Agent, and JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, , MUFG Bank, LTD., Santander Bank, N.A., and BBVA Securities, as Joint Lead Arrangers and Joint Bookrunners (incorporated herein by reference to Exhibit 10.1 to AVANGRID’s Current Report on Form 8-K filed with the SEC on June 29, 2018).

10.10

Employment Agreement, effective as of July 8, 2018, between Douglas K. Stuver and Avangrid Management Company, LLC (incorporated herein by reference to Exhibit 10.1 to AVANGRID’s Current Report on Form 8-K filed with the SEC on July 20, 2018).†

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

Avangrid, Inc.

Date: August 2, 2018	By:	/s/ James P. Torgerson
James P. Torgerson
Director and Chief Executive Officer

Date: August 2, 2018	By:	/s/ Douglas K. Stuver
Douglas K. Stuver
Senior Vice President - Chief Financial Officer