Form 10-Q
period 2018-09-30
Avangrid, Inc.
filed 2018-11-02
CIK 1634997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to                  i
Commission File No. 001-37660

Avangrid, Inc.
(Exact Name of Registrant as Specified in its Charter)

New York	14-1798693
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
180 Marsh Hill Road Orange, Connecticut	06477
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (207) 629-1200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of October 31, 2018, the registrant had 309,005,272 shares of common stock, par value $0.01, outstanding.

Avangrid, Inc.
REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2018

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

AOCI	Accumulated other comprehensive income
ARHI	Avangrid Renewables Holdings, Inc.
ARP	Alternative Revenue Programs
ASC	Accounting Standards Codification
AVANGRID	Avangrid, Inc.
Bcf	One billion cubic feet
BGC	The Berkshire Gas Company
Cayuga	Cayuga Operating Company, LLC
CfDs	Contracts for Differences
CL&P	The Connecticut Light and Power Company
CMP	Central Maine Power Company
CNG	Connecticut Natural Gas Corporation
DEEP	Connecticut Department of Energy and Environmental Protection
DIMP	Distribution Integrity Management Program
DOE	Department of Energy
DPA	Deferred Payment Arrangements
EBITDA	Earnings before interest, taxes, depreciation and amortization
ESM	Earnings sharing mechanism
Evergreen Power	Evergreen Power, LLC
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission

FirstEnergy	FirstEnergy Corp.
Gas	Enstor Gas, LLC
HLBV	Hypothetical Liquidation at Book Value
ISO	Independent system operator
KW	Kilowatts
LDCs	Local distribution companies
LIBOR	The London Interbank Offered Rate
MNG	Maine Natural Gas Corporation
MPUC	Maine Public Utility Commission
MtM	Mark-to-market
MW	Megawatts
MWh	Megawatt-hours
Networks	Avangrid Networks, Inc.
New York TransCo	New York TransCo, LLC.
NYPSC	New York State Public Service Commission
NYSEG	New York State Electric & Gas Corporation
NYSERDA	New York State Energy Research and Development Authority
OCI	Other comprehensive income
PJM	PJM Interconnection, L.L.C.
PURA	Connecticut Public Utilities Regulatory Authority
Renewables	Avangrid Renewables, LLC
RDM	Revenue Decoupling Mechanism
RG&E	Rochester Gas and Electric Corporation
ROE	Return on equity
RSSA	Reliability Support Services Agreement
SCG	The Southern Connecticut Gas Company
SEC	United States Securities and Exchange Commission
Tax Act	Tax Cuts and Jobs Act of 2017 enacted by the U.S. federal government on December 22, 2017
TEF	Tax equity financing arrangements
UI	The United Illuminating Company
UIL	UIL Holdings Corporation
U.S. GAAP	Generally accepted accounting principles for financial reporting in the United States.
VIEs	Variable interest entities

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Avangrid, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(Millions, except for number of shares and per share data)
Operating Revenues	$1,546	$1,341	$4,813	$4,430
Operating Expenses
Purchased power, natural gas and fuel used	342	250	1,197	957
Loss from assets held for sale	1	—	16	—
Operations and maintenance	574	531	1,634	1,546
Depreciation and amortization	226	205	644	608
Taxes other than income taxes, net	150	137	444	422
Total Operating Expenses	1,293	1,123	3,935	3,533
Operating Income	253	218	878	897
Other Income and (Expense)
Other expense	(16)	(15)	(57)	(52)
Earnings from equity method investments	1	—	8	3
Interest expense, net of capitalization	(75)	(71)	(219)	(210)
Income Before Income Tax	163	132	610	638
Income tax expense	29	32	128	179
Net Income	134	100	482	459
Less: Net income attributable to noncontrolling interests	9	1	6	1
Net Income Attributable to Avangrid, Inc.	$125	$99	$476	$458
Earnings Per Common Share, Basic	$0.40	$0.32	$1.54	$1.48
Earnings Per Common Share, Diluted	$0.40	$0.32	$1.54	$1.48
Weighted-average Number of Common Shares Outstanding:
Basic	309,491,082	309,491,082	309,507,443	309,506,831
Diluted	309,689,890	309,801,903	309,705,788	309,785,639

The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(Millions)
Net Income	$134	$100	$482	$459
Other Comprehensive Income (Loss), Net of Tax
Gain on defined benefit plans, net of income taxes of $0.2 for the nine months ended	—	—	1	—
Unrealized gain during the period on derivatives qualifying as cash flow hedges, net of income tax of $1.5 and $3.0 for the three months ended and $4.1 for the nine months ended, respectively	5	5	—	7
Reclassification to net income of (gains) losses on cash flow hedges, net of income taxes of $0.4 and $1.3 for the three months ended and $(6.8) and $14.8, for the nine months ended, respectively	1	3	(9)	25
Total Other Comprehensive Income (Loss), Net of Tax	6	8	(8)	32
Comprehensive Income	140	108	474	491
Less: Net income attributable to noncontrolling interests	9	1	6	1
Comprehensive Income Attributable to Avangrid, Inc.	$131	$107	$468	$490

The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
As of	2018	2017
(Millions)
Assets
Current Assets
Cash and cash equivalents	$32	$41
Accounts receivable and unbilled revenues, net	1,060	1,040
Accounts receivable from affiliates	3	10
Derivative assets	22	18
Fuel and gas in storage	116	99
Materials and supplies	127	115
Prepayments and other current assets	319	273
Assets held for sale	—	357
Regulatory assets	284	307
Total Current Assets	1,963	2,260
Total Property, Plant and Equipment ($1,261 and $1,303 related to VIEs, respectively)	23,125	22,669
Equity method investments	351	352
Other investments	64	63
Regulatory assets	2,591	2,738
Deferred income taxes regulatory	44	—
Other Assets
Goodwill	3,127	3,127
Intangible assets	326	328
Derivative assets	59	63
Other	105	71
Total Other Assets	3,617	3,589
Total Assets	$31,755	$31,671

The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
As of	2018	2017
(Millions, except share information)
Liabilities
Current Liabilities
Current portion of debt	$523	$183
Tax equity financing arrangements - VIEs	—	38
Notes payable	500	757
Notes payable to affiliates	—	29
Interest accrued	67	57
Accounts payable and accrued liabilities	1,008	1,071
Accounts payable to affiliates	60	89
Dividends payable	136	134
Taxes accrued	74	89
Derivative liabilities	24	22
Liabilities held for sale	—	137
Other current liabilities	325	330
Regulatory liabilities	194	178
Total Current Liabilities	2,911	3,114
Regulatory liabilities	3,285	3,239
Deferred income taxes regulatory	—	13
Other Non-current Liabilities
Deferred income taxes	1,572	1,452
Deferred income	1,398	1,446
Pension and other postretirement	998	1,049
Tax equity financing arrangements - VIEs	—	60
Derivative liabilities	95	92
Asset retirement obligations	211	196
Environmental remediation costs	333	358
Other	401	360
Total Other Non-current Liabilities	5,008	5,013
Non-current Debt	5,096	5,196
Total Non-current Liabilities	13,389	13,461
Total Liabilities	16,300	16,575
Commitments and Contingencies
Equity
Stockholders’ Equity:
Common stock, $.01 par value, 500,000,000 shares authorized, 309,752,140 and 309,670,932 shares issued; 309,005,272 shares outstanding, respectively	3	3
Additional paid in capital	13,656	13,653
Treasury Stock	(12)	(8)
Retained earnings	1,536	1,475
Accumulated other comprehensive loss	(55)	(46)
Total Stockholders’ Equity	15,128	15,077
Non-controlling interests	327	19
Total Equity	15,455	15,096
Total Liabilities and Equity	$31,755	$31,671

The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2018	2017
(Millions)
Cash Flow from Operating Activities:
Net income	$482	$459
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	644	608
Loss from assets held for sale	16	—
Accretion expenses	10	8
Regulatory assets/liabilities amortization and carrying cost	54	50
Pension cost	93	84
Earnings from equity method investments	(8)	(3)
Unrealized loss (gain) on marked-to-market derivative contracts	6	(13)
Deferred taxes	130	166
Other non-cash items	(42)	(46)
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenues	2	179
Inventories	(23)	(33)
Other assets/liabilities	(61)	(96)
Cash distribution from equity method investments	10	11
Accounts payable and accrued liabilities	(36)	(105)
Taxes accrued	22	10
Regulatory assets/liabilities	18	43
Net Cash Provided by Operating Activities	1,317	1,322
Cash Flow from Investing Activities:
Capital expenditures	(1,173)	(1,704)
Contributions in aid of construction	36	31
Proceeds from sale of assets	132	9
Cash distribution from equity method investments	4	4
Other investments and equity method investments, net	(32)	(7)
Net Cash Used in Investing Activities	(1,033)	(1,667)
Cash Flow from Financing Activities:
Non-current note issuances	324	294
Repayments of non-current debt	(65)	(65)
(Repayments) receipts of other short-term debt, net	(288)	570
Payments on tax equity financing arrangements	—	(84)
Repayments of capital leases	(13)	(32)
Repurchases of common stock	(4)	(3)
Issuances of common stock	(2)	(1)
Distributions to noncontrolling interests	(60)	—
Contributions from noncontrolling interests	219	5
Dividends paid	(401)	(401)
Net Cash (Used in) Provided by Financing Activities	(290)	283
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(6)	(62)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	46	96
Cash, Cash Equivalents and Restricted Cash, End of Period	$40	$34
Supplemental Cash Flow Information
Cash paid for interest, net of amounts capitalized	$159	$144
Cash (refund)/paid for income taxes	$(11)	$9
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(unaudited)

	Avangrid, Inc. Stockholders
(Millions, except for number of shares )	Number of shares (*)	Common Stock	Additional paid-in capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non controlling Interests	Total
As of June 30, 2017	309,005,272	$3	$13,655	$(8)	$1,725	$(62)	$15,313	$14	$15,327
Net Income	—	—	—	—	99	—	99	1	100
Other comprehensive loss, net of tax of $4.3	—	—	—	—	—	8	8	—	8
Comprehensive income									108
Dividends declared, $0.432/share	—	—	—	—	(133)	—	(133)	—	(133)
Stock-based compensation	—	—	1	—	—	—	1	—	1
As of September 30, 2017	309,005,272	$3	$13,656	$(8)	$1,691	$(54)	$15,288	$15	$15,303
As of June 30, 2018	309,005,272	$3	$13,655	$(12)	$1,550	$(61)	$15,135	$333	$15,468
Net Income	—	—	—	—	125	—	125	9	134
Other comprehensive income, net of tax of $1.9	—	—	—	—	—	6	6	—	6
Comprehensive income									140
Dividends declared, $0.44/share	—	—	—	—	(137)	—	(137)	—	(137)
Stock-based compensation	—	—	1	—	—	—	1	—	1
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(19)	(19)
Contributions from noncontrolling interests	—	—	—	—	(2)	—	(2)	4	2
As of September 30, 2018	309,005,272	$3	$13,656	$(12)	$1,536	$(55)	$15,128	$327	$15,455
 (*) Par value of share amounts is $0.01
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(unaudited)

	Avangrid, Inc. Stockholders
(Millions, except for number of shares )	Number of shares (*)	Common Stock	Additional paid-in capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non controlling Interests	Total
As of December 31, 2016	308,993,149	$3	$13,653	$(5)	$1,630	$(86)	$15,195	$13	$15,208
Net Income	—	—	—	—	458	—	458	1	459
Other comprehensive loss, net of tax of $18.9	—	—	—	—	—	32	32	—	32
Comprehensive income									491
Dividends declared, $1.296/share	—	—	—	—	(401)	—	(401)	—	(401)
Release of common stock held in trust	5,649	—	—	—	—	—	—	—	—
Issuances of common stock	70,493	—	(1)	—	—	—	(1)	—	(1)
Repurchases of common stock	(64,019)	—	—	(3)	—	—	(3)	—	(3)
Stock-based compensation	—	—	4	—	—	—	4	—	4
Contributions from noncontrolling interests	—	—	—	—	4	—	4	1	5
As of September 30, 2017	309,005,272	$3	$13,656	$(8)	$1,691	$(54)	$15,288	$15	$15,303
As of December 31, 2017	309,005,272	$3	$13,653	$(8)	$1,475	$(46)	$15,077	$19	$15,096
Adoption of accounting standards	—	—	—	—	(3)	(1)	(4)	140	136
Net Income	—	—	—	—	476	—	476	6	482
Other comprehensive income, net of tax of $(6.6)	—	—	—	—	—	(8)	(8)	—	(8)
Comprehensive income									474
Dividends declared, $1.304/share	—	—	—	—	(404)	—	(404)	—	(404)
Issuances of common stock	81,208	—	1	—	(3)	—	(2)	—	(2)
Repurchases of common stock	(81,208)	—	—	(4)	—	—	(4)	—	(4)
Stock-based compensation	—	—	2	—	—	—	2	—	2
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(60)	(60)
Contributions from noncontrolling interests	—	—	—	—	(5)	—	(5)	222	217
As of September 30, 2018	309,005,272	$3	$13,656	$(12)	$1,536	$(55)	$15,128	$327	$15,455
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
The accompanying unaudited financial statements are prepared on a consolidated basis and include the accounts of AVANGRID and its consolidated subsidiaries, Networks and ARHI. Intercompany accounts and transactions have been eliminated in consolidation. The year-end balance sheet data was derived from audited financial statements. The unaudited condensed consolidated financial statements for the interim periods have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the interim condensed consolidated financial statements do not include all the information and note disclosures required by U.S. GAAP for complete financial statements.
We believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly our condensed consolidated balance sheets, condensed consolidated statements of income, comprehensive income, cash flows and changes in equity for the interim periods described herein. All such adjustments are of a normal and recurring nature, except as otherwise disclosed. The results for the three and nine months ended September 30, 2018, are not necessarily indicative of the results for the entire fiscal year ending December 31, 2018.
Note 3. Significant Accounting Policies and New Accounting Pronouncements
As of September 30, 2018, the new accounting pronouncements that we have adopted as of January 1, 2018, and reflected in our consolidated financial statements are described below. There have been no other material changes to the significant accounting policies described in our consolidated financial statements as of December 31, 2017 and 2016, and for the three years ended December 31, 2017.
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
The cumulative effects of the changes to our consolidated balance sheet as of January 1, 2018, for our adoption of ASC 606 and ASC 610-20 were as follows:

Balance Sheet	Balance at December 31, 2017	Adjustments Due to ASC 606	Adjustments Due to ASC 610-20	Balance at January 1, 2018
(Millions)
Liabilities
Tax equity financing arrangements - VIEs	$98	$—	$(98)	$—
Deferred income taxes	1,452	—	(40)	1,412
Equity
Retained earnings	1,475	—	(2)	1,473
Non-controlling interests	$19	$—	$140	$159

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
(e) Improving the presentation of net periodic benefit costs
In March 2017, the FASB issued amendments to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost in the financial statements. We retrospectively adopted the amendments that require us to present the service cost component separately from the other (non-service) components of net benefit cost, to report the service cost component in the income statement line item where we report the corresponding compensation cost, and to present all non-service components outside of operating cost. As a result, we have reclassified the non-service components – interest cost, expected return on plan assets, amortization of prior service cost (benefit), amortization of net loss, and settlement charge – from Operations and maintenance to Other income/(expense) within the statement of income. Prospectively, from adoption, we will capitalize only the service cost component when applicable (for example, as a cost of a self-constructed asset). We elected to apply the practical expedient that allows us to retrospectively apply the amendments on adoption to net benefit costs for comparative periods by using the amounts disclosed in our notes to financial statements for Post-retirement and Similar Obligations as the basis for those periods. In addition to those amounts, we included amortization of net benefit costs recorded as regulatory deferrals as a result of purchase accounting in a prior year. In connection with applying the practical expedient, in periods after adoption we will continue to include in operating income all legacy net benefit costs previously capitalized as a cost of self-constructed assets and other deferred regulatory costs. Our adoption of the amendments did not affect prior period net income attributable to AVANGRID. Beginning in 2018, non-service cost components incurred by the Networks utilities are no longer eligible for construction capitalization, but such costs can be deferred and included as a component of customer rates if permitted by their regulator. For the three and nine months ended September 30, 2018, immaterial additional expense has been incurred as a result of the adoption of this standard.
The effect of the change in retrospective presentation related to the net periodic cost of our defined benefit pension and other postretirement employee benefits plans on our consolidated statement of income was as follows:

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
Statement of Income	As Revised	As Previously Reported	Effect of Change Higher / (Lower)	As Revised	As Previously Reported	Effect of Change Higher / (Lower)
(Millions)
Operations and maintenance	$531	$560	$(29)	$1,546	$1,633	$(87)
Other income / (expense)	$(15)	$14	$(29)	$(52)	$35	$(87)

We have also revised the segment information related to our Networks reportable segment provided in Note 13 for the three and nine months ended September 30, 2017, to reflect the change as a result of the adoption of these amendments.

Accounting Pronouncements Issued But Not Yet Adopted
The following are new accounting pronouncements issued since December 31, 2017, that we have evaluated or are evaluating to determine their effect on our consolidated financial statements.
(a) Leases, amendments and updates
In January 2018, the FASB issued amendments to clarify the application of the new leases guidance to land easements (also commonly called rights of way) and provide relief concerning adoption efforts for existing land easements that are not accounted for as leases under current GAAP. The updated guidance is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early application is permitted. We are still assessing our election of the land easement practical expedient, which could materially affect our financial position if we do not elect it, primarily because of the volume of existing land contacts not accounted for as leases under current GAAP. In July 2018, the FASB issued a number of technical corrections and improvements to the new leases guidance, which affect narrow aspects of the guidance and are effective as noted above. We continue to assess the corrections and improvements, but do not expect they will have a significant effect upon adoption. Also, in July 2018 the FASB issued amendments to the leases standard to allow entities an additional option for transition. The guidance currently requires a modified retrospective transition method of adoption, under which lessees and lessors are to recognize and measure leases at the beginning of the earliest comparative period presented. The additional, optional transition method allows an entity to initially apply the requirements of the leases standard at the adoption date. If an entity adopts the optional transition method, it would not restate amounts reported for comparative periods presented in the consolidated financial statements, and not provide disclosures required under the new standard for dates and periods before January 1, 2019. We continue to assess the additional transition option to decide which method to adopt based on the outcome of our implementation plan and steps, described below.

We continue to review our contracts and continue to execute a broad implementation plan as we prepare for our adoption of the new leases guidance on January 1, 2019. The key components of our implementation plan and steps that have been underway include: 1) uploading complete and pertinent lease contract data into a new accounting system that integrates with existing systems; 2) identifying, evaluating and documenting related technical accounting issues, industry implementation issues, policy considerations and financial reporting implications; 3) identifying and implementing changes to processes and controls to ensure all aspects of the new guidance are effectively addressed; and 4) simulating the effects of the leases standard to assess the expected impact upon adoption and to finalize transition option and practical expedient selections. Through September 2018, we have substantially completed step 1; including our final reviews of information and lease contract data uploaded in the new accounting system database, and validating the simulation and outputs from the new lease accounting system. We have also completed preliminary system configuration and testing is in process, which has allowed us to simulate our lease contracts under the new lease standard using different assumptions with practical expedients and transition options to make appropriate decisions upon adoption. In other respects, we continue to make progress with Steps 2 through 4 and plan to complete them in the fourth quarter of 2018. We expect an increase in assets, the corresponding liabilities and additional disclosures as a result of our adoption of the new leases guidance. However, we do not expect significant changes to our pattern of expense recognition. Also, we do not expect a significant change in our leasing activities between now and adoption.
(b) Reclassification of certain tax effects from accumulated other comprehensive income
In February 2018, the FASB issued amendments to address a narrow-scope financial reporting issue that arose as a consequence of the Tax Cuts and Jobs Act of 2017 (the Tax Act) enacted on December 22, 2017, by the U.S. federal government. Under current guidance, the adjustment of deferred taxes for the effect of a change in tax laws or rates is required to be included in income from continuing operations, thus the associated tax effects of items within accumulated OCI (referred to as stranded tax effects) do not reflect the appropriate tax rate. The amendments allow a reclassification from accumulated OCI to retained earnings for stranded tax effects resulting from the Tax Act. As a result, the amendments eliminate the stranded tax effects resulting from the Tax Act and will improve the usefulness of information reported to financial statement users. The amendments only relate to the reclassification of the income tax effects of the Tax Act, and do not affect the underlying guidance that requires the effect of a change in tax laws or rates to be included in income from continuing operations. The amendments are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted including, for public entities, adoption in any interim period for which financial statements have not been issued. An entity has the option to apply the amendments either in the period of adoption or retrospectively to each period (or periods) in which it recognizes the effect of the change in the U.S. federal corporate income tax rate in the Tax Act. An entity is required to disclose its accounting policy election, including its policy for reclassifying material stranded tax effects in accumulated OCI to earnings (specific identification or portfolio method). We have not early adopted the amendments as of September 30, 2018. We expect our adoption of the amendments will not materially affect our consolidated results of operations, financial position, cash flows and disclosures.
(c) Changes to the disclosure requirements for fair value measurement and defined benefit plans
In August 2018, the FASB issued amendments related to disclosure requirements for both fair value measurement and defined benefit plans. The amendments concerning fair value measurement remove, modify and add certain disclosure requirements, in order to improve the overall usefulness of the disclosures and reduce unnecessary costs to companies to prepare the disclosures. The amendments to fair value measurement disclosures are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted as specified. Certain amendments are to be applied prospectively, and all others are to be applied retrospectively. We have not early adopted the amendments as of September 30, 2018. We do not expect our adoption of the amendments to materially affect our disclosures.
The amendments concerning disclosure requirements for defined benefit plans are narrow in scope and apply to all employers that sponsor defined benefit pension or other postretirement plans. They remove disclosures that are no longer considered cost beneficial, add certain new relevant disclosures and clarify specific requirements of disclosures concerning information for defined benefit pension plans. The amendments to defined benefit plan disclosures are effective for fiscal years ending after December 15, 2020. Early adoption is permitted and application is to be on a retrospective basis. We have not early adopted the amendments as of September 30, 2018. We do not expect our adoption of the amendments to materially affect our disclosures.
(d) Customer accounting for implementation costs incurred in a cloud computing arrangement
The FASB issued amendments in August 2018 to clarify the accounting for implementation costs of a cloud computing arrangement (also referred to as a hosting arrangement) that is a service contract. Implementation costs, which include implementation, setup and other upfront costs, are either to be deferred or expensed as incurred, in accordance with existing internal-use software guidance for similar costs. The amendments require a customer to expense capitalized implementation costs over the contractual term of the arrangement, including any optional renewal periods the customer is reasonably certain it will exercise. An entity is to present deferred implementation costs on the balance sheet, income statement and cash flows consistent with the subscription fees associated with the arrangement. The amendments enhance disclosures to include certain qualitative and quantitative information about implementation costs for internal-use software and all hosting arrangements, not just hosting arrangements that are service contracts. The amendments are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period for which financial statements have not been issued. An entity may apply the amendments either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We have not early adopted the amendments as of September 30, 2018. We expect our adoption of the amendments will not materially affect our consolidated results of operations, financial position, cash flows and disclosures.

Note 4. Revenue
On January 1, 2018, we adopted ASC 606 and all related amendments using the modified retrospective method, which we applied only to contracts that were not completed as of January 1, 2018. For reporting periods beginning on January 1, 2018, we present revenue in accordance with ASC 606, and have not adjusted comparative prior period information, which we continue to report under the legacy accounting standards in effect for those prior periods. For the three and nine months ended September 30, 2018, the effect of applying ASC 606 to recognize revenue as compared to applying the legacy accounting standards was not material.
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
Other
Other, which does not represent a segment, derives its revenues primarily from providing natural gas storage services to customers, gas trading operations generally classified as derivative revenue in accordance with the applicable accounting standards, gas trading contracts not classified as derivatives, and other miscellaneous revenues including intersegment eliminations. See Note 20 – Assets Held For Sale for further discussion of the sale of the gas storage and trading businesses.
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
Revenues disaggregated by major source for our reportable segments for the three and nine months ended September 30, 2018 are as follows:

	Three Months Ended September 30, 2018
	Networks	Renewables	Other (b)	Total
(Millions)
Regulated operations – electricity	$1,010	$—	$—	$1,010
Regulated operations – natural gas	169	—	—	169
Nonregulated operations – wind	—	198	—	198
Nonregulated operations – solar	—	4	—	4
Nonregulated operations – thermal	—	22	—	22
Nonregulated operations – gas storage	—	—	1	1
Other(a)	14	(25)	2	(9)
Revenue from contracts with customers	1,193	199	3	1,395
Leasing revenue	9	76	—	85
Derivative revenue	—	40	—	40
Alternative revenue programs	22	—	—	22
Other revenue	4	—	—	4
Total operating revenues	$1,228	$315	$3	$1,546

	Nine Months Ended September 30, 2018
	Networks	Renewables	Other (b)	Total
(Millions)
Regulated operations – electricity	$2,736	$—	$—	$2,736
Regulated operations – natural gas	1,007	—	—	1,007
Nonregulated operations – wind	—	546	—	546
Nonregulated operations – solar	—	12	—	12
Nonregulated operations – thermal	—	36	—	36
Nonregulated operations – gas storage	—	—	11	11
Other(a)	45	(58)	11	(2)
Revenue from contracts with customers	3,788	536	22	4,346
Leasing revenue	27	255	—	282
Derivative revenue	—	105	10	115
Alternative revenue programs	66	—	—	66
Other revenue	4	—	—	4
Total operating revenues	$3,885	$896	$32	$4,813

(a)	Primarily includes certain intra-month trading activities, billing, collection, and administrative charges, sundry billings, and other miscellaneous revenue.

(b)	Does not represent a segment. Includes Corporate, Gas and intersegment eliminations.
As of September 30, 2018, accounts receivable balances related to contracts with customers were approximately $1,015 million, which are included in “Accounts receivable and unbilled revenues, net” on our condensed consolidated balance sheets.
As of September 30, 2018, for contracts with durations greater than one year (1) the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied), and (2) when we expect to recognize the revenue, were as follows:

As of September 30, 2018	2019	2020	2021	2022	2023	Thereafter	Total
(Millions)
Revenue expected to be recognized on multiyear retail energy sales contracts in place	$7	$8	$9	$9	$9	$25	$67
Revenue expected to be recognized on multiyear capacity and carbon-free energy sale contracts	14	8	3	3	3	1	32
Revenue expected to be recognized on multiyear renewable energy credit sale contracts	20	12	9	5	4	12	62
Total operating revenues	$41	$28	$21	$17	$16	$38	$161

We do not disclose information about remaining performance obligations for (i) contracts with an original expected duration of one year or less and (ii) contracts for which we recognize revenue in the amount to which we have the right to invoice (e.g., usage-based pricing terms).

Note 5. Regulatory Assets and Liabilities
Pursuant to the requirements concerning accounting for regulated operations, our utilities capitalize, as regulatory assets, incurred and accrued costs that are probable of recovery in future electric and natural gas rates. We base our assessment of whether recovery is probable on the existence of regulatory orders that allow for recovery of certain costs over a specific period, or allow for reconciliation or deferral of certain costs. When costs are not treated in a specific order, we use regulatory precedent to determine if recovery is probable. Our operating utilities also record, as regulatory liabilities, obligations to refund previously collected revenue or to spend revenue collected from customers on future costs. The primary items that are not included in the rate base or accruing carrying costs are the regulatory assets for qualified pension and other postretirement benefits, which reflect unrecognized actuarial gains and losses; debt premium; environmental remediation costs, which are primarily the offset of accrued liabilities for future spending; unfunded future income taxes, which are the offset to the unfunded future deferred income tax liability recorded; asset retirement obligations; hedge losses; and contracts for differences. The total net amount of these items is approximately $1,754 million.

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
On August 25, 2014, the Maine Public Utility Commission (MPUC) approved a stipulation agreement that provided for a distribution rate increase for Central Maine Power (CMP) of approximately $24.3 million, effective July 1, 2014, with an allowed return on equity (ROE) of 9.45% and an allowed equity ratio of 50%. The stipulation provided for the implementation of a revenue decoupling mechanism (RDM), reserve accounting and sharing of incremental storm costs, a separate proceeding for recovery of a new billing system and no earning sharing. On May 29, 2018, a ten-person complaint was filed with the MPUC against CMP, Networks and AVANGRID. The complaint requested that the MPUC open a rate case to determine if CMP is making excessive returns on investment and, therefore, whether CMP’s retail rates should be lower. The complaint also requested the MPUC deny certain costs associated with the October 2017 windstorm. On July 24, 2018, the MPUC issued an order dismissing the complaint and its associated request to deny the recovery of costs associated with the October 2017 windstorm. The order initiated an investigation into CMP’s rates and revenue requirement and directed CMP to make a filing consistent with the requirements for a general rate case no later than October 15, 2018. Consistent with the order in the 10-person complaint proceeding, on August 7, 2018, the MPUC issued a Notice of Investigation, opening the proceeding in which CMP would make its rate case filing and through which the MPUC will examine the rates and revenue requirements of CMP. On October 15, 2018, CMP filed a general rate case as directed by the MPUC requesting a ROE of 10% and an equity ratio of 55%. The company is proposing to use savings arising out of changes in federal taxation pursuant to the Tax Act to keep its distribution prices stable while making its electric system more reliable. The MPUC has established a ten-month process to review CMP’s filing and we expect a decision in August of 2019. CMP’s general rate case filing includes a proposal to enhance the resiliency of the energy grid by expanding vegetation management and pursuing additional reliability measures such as pole replacements and addition of tree wire in selected areas. Such investments are designed to strengthen CMP’s power grid so it can better stand up to severe weather. CMP is planning to use savings from the federal Tax Act to pay for the costs of resiliency programs, other investments in infrastructure and certain cost increases since 2014. We cannot predict the outcome of this matter.
On June 15, 2016, the New York State Public Service Commission (NYPSC) approved the Joint Proposal filed with the NYPSC by New York State Electric & Gas Corporation (NYSEG) and Rochester Gas and Electric Corporation (RG&E) and by certain other signatory parties on February 19, 2016, in connection with a three-year rate plan for electric and gas service at NYSEG and RG&E effective May 1, 2016. Following the approval of the Joint Proposal most of the regulatory deferrals related to NYSEG are amortized over a five-year period, except the portion of storm costs to be recovered over ten years, unfunded deferred taxes being amortized over a period of fifty years and plant related tax items which are amortized over the life of associated plant. Annual amortization expense for NYSEG is approximately $16.5 million per rate year. RG&E items that are being amortized are plant related tax items, which are amortized over the life of associated plant, and unfunded deferred taxes being amortized over a period of fifty years. A majority of the other items related to RG&E, which net to a regulatory liability, remain deferred and will not be amortized until future proceedings.
The approved Joint Proposal provides for annual rate increases and an allowed rate of return on common equity of 9.0% for each of NYSEG and RG&E. The equity ratio for each company is 48%; however, the equity ratio is set at the actual up to 50% for earnings sharing calculation purposes. The customer share of any earnings above allowed levels increases as the ROE increases, with customers receiving 50%, 75% and 90% of earnings over 9.5%, 10.0% and 10.5% ROE, respectively, in the first rate year covering the period May 1, 2016 – April 30, 2017.  The earnings sharing levels increase in rate year two (May 1, 2017 – April 30, 2018) to 9.65%, 10.15% and 10.65% ROE, respectively. The earnings sharing levels further increase in rate year three (May 1, 2018 – April 30, 2019) to 9.75%, 10.25% and 10.75% ROE, respectively. The rate plans also include the implementation of a rate adjustment mechanism (RAM) designed to return or collect certain defined reconciled revenues and costs, new depreciation rates, and continuation of the existing RDM for each company.
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
On August 30, 2018, CNG entered into a Settlement Agreement with the Office of Consumer Counsel and PURA Prosecutorial Staff that provides for new rates effective January 1, 2019. The Settlement Agreement has been submitted to PURA for approval. The Settlement Agreement establishes an increase in rates of $9.9 million in 2019, an incremental increase of $4.6 million in 2020, and an incremental increase of $5.2 million in 2021, for a total increase of $19.7 million over the three-year rate plan. PURA is currently conducting a review of the Settlement Agreement and is expected to render a decision by the end of 2018.

Current and non-current regulatory assets as of September 30, 2018 and December 31, 2017, respectively, consisted of:

	September 30,	December 31,
As of	2018	2017
(Millions)
Current
Pension and other post-retirement benefits cost deferrals	$24	$24
Pension and other post-retirement benefits	12	7
Storm costs	65	46
Rate adjustment mechanism	17	—
Reliability support services	19	27
Revenue decoupling mechanism	10	21
Transmission revenue reconciliation mechanism	7	8
Electric supply reconciliation	7	—
Hedges losses	—	3
Contracts for differences	8	9
Hardship programs	13	14
Deferred property tax	10	10
Plant decommissioning	6	6
Deferred purchased gas	12	31
Deferred transmission expense	16	37
Environmental remediation costs	14	13
Other	44	51
Total Current Regulatory Assets	284	307
Non-current
Pension and other post-retirement benefits cost deferrals	116	110
Pension and other post-retirement benefits	1,035	1,162
Storm costs	296	254
Deferred meter replacement costs	27	29
Unamortized losses on reacquired debt	16	17
Environmental remediation costs	270	283
Unfunded future income taxes	369	376
Asset retirement obligation	19	18
Deferred property tax	—	14
Federal tax depreciation normalization adjustment	152	155
Merger capital expense target customer credit	1	2
Debt premium	120	131
Reliability support services	—	10
Plant decommissioning	7	9
Contracts for differences	90	84
Hardship programs	9	13
Deferred income taxes regulatory	44	—
Other	64	71
Total Non-current Regulatory Assets	$2,635	$2,738

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
“Storm costs” for CMP, NYSEG and RG&E are allowed in rates based on an estimate of the routine costs of service restoration. The companies are also allowed to defer unusually high levels of service restoration costs resulting from major storms when they meet certain criteria for severity and duration. Storm costs in the amount of $123 million at NYSEG are being recovered over a ten-year period and the remaining portion is being amortized over five years following the approval of the Joint Proposal by the NYPSC. UI is allowed to defer costs associated with any storm totaling $1 million or greater for future recovery. UI’s storm regulatory asset balance was $0 as of September 30, 2018.
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
“Rate adjustment mechanism” represents an interim rate change to return or collect certain defined reconciled revenues and costs for NYSEG and RG&E following the approval of the Joint Proposal by the NYPSC. The RAM, when triggered, is implemented in rates on July 1 of each year for return or collection over a twelve month period.
“Reliability support services” represents the difference between actual expenses for reliability support services and the amount provided for in rates.
“Other” includes post term amortization deferrals and various items subject to reconciliation including rate change levelization and loss on re-acquired debt.

Current and non-current regulatory liabilities as of September 30, 2018 and December 31, 2017, respectively, consisted of:

	September 30,	December 31,
As of	2018	2017
(Millions)
Current
Non by-passable charges	$6	$5
Energy efficiency portfolio standard	56	37
Gas supply charge and deferred natural gas cost	2	4
Transmission revenue reconciliation mechanism	6	14
Pension and other post-retirement benefits	—	1
Pension and other post-retirement benefits cost deferrals	14	14
Carrying costs on deferred income tax bonus depreciation	23	21
Carrying costs on deferred income tax - Mixed Services 263(a)	5	5
Yankee DOE Refund	—	4
Merger related rate credits	—	1
Revenue decoupling mechanism	4	4
Stranded costs	3	17
Hedges gains	7	—
Other	68	51
Total Current Regulatory Liabilities	194	178
Non-current
Accrued removal obligations	1,145	1,132
2017 Tax Act	1,566	1,515
Asset sale gain account	10	10
Carrying costs on deferred income tax bonus depreciation	55	72
Economic development	28	32
Merger capital expense target customer credit account	6	6
Pension and other post-retirement benefits cost deferrals	63	74
Positive benefit adjustment	37	39
New York state tax rate change	4	6
Theoretical reserve flow thru impact	15	19
Deferred property tax	24	19
Net plant reconciliation	19	10
Variable rate debt	42	33
Carrying costs on deferred income tax - Mixed Services 263(a)	16	20
Rate refund – FERC ROE proceeding	27	27
Transmission congestion contracts	21	19
Merger-related rate credits	18	20
Accumulated deferred investment tax credits	13	13
Asset retirement obligation	12	13
Earning sharing provisions	17	22
Middletown/Norwalk local transmission network service collections	18	19
Excess generation service charge	10	2
Low income programs	35	42
Non-firm margin sharing credits	13	8
Deferred income taxes regulatory	—	13
Other	71	67
Total Non-current Regulatory Liabilities	$3,285	$3,252
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
“Merger-related rate credits” resulted from the acquisition of UIL. This is being used to moderate increases in rates. In the three and nine months ended September 30, 2018, respectively, $1 million and $3 million of rate credits were applied against customer bills. In the three and nine months ended September 30, 2017, respectively, $0 and $2 million of rate credits were applied against customer bills.
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
Restricted cash was $8 million and $5 million as of September 30, 2018 and December 31, 2017, respectively, which is included in other assets on the balance sheet.

The financial instruments measured at fair value as of September 30, 2018 and December 31, 2017, respectively, consisted of:

As of September 30, 2018	Level 1	Level 2	Level 3	Netting	Total
(Millions)
Securities portfolio (available for sale)	$41	$—	$—	$—	$41
Derivative assets
Derivative financial instruments - power	12	15	76	(33)	70
Derivative financial instruments - gas	—	7	42	(49)	—
Contracts for differences	—	—	7	—	7
Derivative financial instruments – other	—	4	—	—	4
Total	12	26	125	(82)	81
Derivative liabilities
Derivative financial instruments - power	(8)	(16)	(22)	40	(6)
Derivative financial instruments - gas	—	(8)	(9)	12	(5)
Contracts for differences	—	—	(105)	—	(105)
Derivative financial instruments – other	—	(3)	—	—	(3)
Total	$(8)	$(27)	$(136)	$52	$(119)

As of December 31, 2017	Level 1	Level 2	Level 3	Netting	Total
(Millions)
Securities portfolio (available for sale)	$41	$—	$—	$—	$41
Derivative assets
Derivative financial instruments - power	14	30	74	(49)	69
Derivative financial instruments - gas	89	18	64	(146)	25
Contracts for differences	—	—	12	—	12
Total	103	48	150	(195)	106
Derivative liabilities
Derivative financial instruments - power	(14)	(17)	(15)	37	(9)
Derivative financial instruments - gas	(80)	(20)	(25)	110	(15)
Contracts for differences	—	—	(104)	—	(104)
Total	$(94)	$(37)	$(144)	$147	$(128)

Included in the derivative financial instruments – gas are derivative assets and liabilities of the Gas segment classified as held for sale on the condensed consolidated balance sheet as of December 31, 2017. See Note 20 – Assets Held For Sale for further discussion.

The reconciliation of changes in the fair value of financial instruments based on Level 3 inputs for the three and nine months ended September 30, 2018 and 2017, respectively, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2018	2017	2018	2017
Fair Value Beginning of Period,	$(1)	$32	$6	$31
Gains recognized in operating revenues	—	9	11	20
(Losses) recognized in operating revenues	(5)	—	(8)	(3)
Total (losses) gains recognized in operating revenues	(5)	9	3	17
Gains recognized in OCI	—	1	—	2
(Losses) recognized in OCI	(1)	—	(1)	(1)
Total (losses) gains recognized in OCI	(1)	1	(1)	1
Net change recognized in regulatory assets and liabilities	2	2	(6)	4
Purchases	(3)	5	(6)	3
Settlements	(3)	(3)	(7)	(10)
Fair Value as of September 30,	$(11)	$46	$(11)	$46
Gains (losses) for the period included in operating revenues attributable to the change in unrealized gains (losses) relating to financial instruments still held at the reporting date	$(5)	$9	$3	$17

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

As of September 30, 2018
Instruments	Instrument Description	Valuation Technique	Valuation Inputs	Index	Avg.	Max.	Min.
Fixed price power and gas swaps	Transactions with delivery periods	Transactions are valued against forward market prices	Observable and extrapolated forward gas and power prices not all of which can be	NYMEX ($/MMBtu)	$2.94	$3.93	$2.44
with delivery	exceeding two	on a	corroborated by	Indiana hub ($/MWh)	$30.62	$53.90	$19.10
period > two	years	discounted	market data for identical or	Mid C ($/MWh)	$23.31	$57.00	$(0.50)
years		basis	similar products	Minn hub ($/MWh)	$25.18	$49.85	$12.51

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

Range at
Unobservable Input	September 30, 2018
Risk of non-performance	0% - 0.59%
Discount rate	2.59% - 3.05%
Forward pricing ($ per KW-month)	$4.30 - $9.55
Fair Value of Debt
As of September 30, 2018 and December 31, 2017, debt consisted of first mortgage bonds, fixed and variable unsecured pollution control notes, other various non-current debt securities and obligations under capital leases. The estimated fair value of debt amounted to $5,781 million and $5,799 million as of September 30, 2018 and December 31, 2017, respectively. The estimated fair value was determined, in most cases, by discounting the future cash flows at market interest rates. The interest rates used to make these calculations take into account the risks associated with the electricity industry and the credit ratings of the borrowers in each case. The fair value hierarchy pertaining to the fair value of debt is considered Level 2, except for unsecured pollution control notes-variable with a fair value of $61 million as of December 31, 2017, which were repaid in the second quarter of 2018 and were considered Level 3. The fair value of these unsecured pollution control notes-variable were determined using unobservable interest rates as the market for these notes is inactive.
On June 29, 2018, NYSEG and RG&E remarketed $326 million in aggregate principal amount of Pollution Control Revenue Bonds, issued through the New York State Energy Research and Development Authority, with mandatory tender and maturity dates ranging from 2023 to 2029 and interest rates ranging 2.625% - 3.50%.
On October 2, 2018, UI remarketed $64.5 million in aggregate principal amount of Pollution Control Refunding Revenue Bonds, issued through the Business Finance Authority of the State of New Hampshire, with mandatory tender date in 2023 and an interest rate of 2.80%.
In September 2018, UI, CNG, SCG and BGC offered a total $295 million of debt securities in the private placement market. In connection with the offering, on October 4, 2018, collectively UI, CNG and BGC executed a note purchase agreement to issue senior unsecured notes, and SCG executed a bond purchase agreement to issue secured mortgage bonds.  On October 4, 2018, UI issued $100 million of senior unsecured notes maturing in 2028 at an interest rate of 4.07%. The remaining $195 million in aggregate amount of notes/bonds are expected to be issued in January 2019, subject to certain closing conditions.

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
The amount recognized in regulatory liabilities and assets for electricity derivatives was a gain of $6.7 million and a loss of $2.2 million, respectively, as of September 30, 2018, and a loss of $0.2 million as of December 31, 2017. The amount reclassified from regulatory assets and liabilities into income, which is included in electricity purchased, was a gain of $4.1 million and $8.7 million for the three and nine months ended September 30, 2018, respectively, and a loss of $7.9 million and $29.2 million for the three and nine months ended September 30, 2017, respectively.
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
The amount recognized in regulatory liabilities and assets for natural gas hedges was a gain of $0.1 million and a loss of $2.5 million as of September 30, 2018 and December 31, 2017, respectively. The amount reclassified from regulatory assets and liabilities into income, which is included in natural gas purchased, was a loss of $0 and $1.7 million for the three and nine months ended September 30, 2018, respectively, and a gain of $0 and $0.6 million for the three and nine months ended September 30, 2017, respectively.
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
PURA has determined that costs associated with these CfDs will be fully recoverable by UI and CL&P through electric rates, and UI has deferred recognition of costs (a regulatory asset) or obligations (a regulatory liability), including carrying costs. For those CfDs signed by CL&P, UI records its approximate 20% portion pursuant to the cost-sharing agreement noted above. As of September 30, 2018, UI has recorded a gross derivative asset of $7 million ($0 of which is related to UI’s portion of the CfD signed by CL&P), a regulatory asset of $98 million, a gross derivative liability of $105 million ($97 million of which is related to UI’s portion of the CfD signed by CL&P) and a regulatory liability of $0. As of December 31, 2017, UI had recorded a gross derivative asset of $12 million ($0 of which is related to UI’s portion of the CfD signed by CL&P), a regulatory asset of $93 million, a gross derivative liability of $104 million ($90 million of which is related to UI’s portion of the CfD signed by CL&P) and a regulatory liability of $0.
The unrealized gains and losses from fair value adjustments to these derivatives, which are recorded in regulatory assets or regulatory liabilities, for the three and nine months ended September 30, 2018 and 2017, respectively, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(Millions)
Derivative assets	$(1)	$(2)	$(5)	$(6)
Derivative liabilities	$2	$4	$(1)	$10

The net notional volumes of the outstanding derivative instruments associated with Networks activities as of September 30, 2018 and December 31, 2017, respectively, consisted of:

	September 30,	December 31,
As of	2018	2017
(Millions)
Wholesale electricity purchase contracts (MWh)	4.0	3.9
Natural gas purchase contracts (Dth)	7.7	6.1
Fleet fuel purchase contracts (Gallons)	2.0	2.1

The offsetting of derivatives, location in the condensed consolidated balance sheet and amounts of derivatives associated with Networks activities as of September 30, 2018 and December 31, 2017, respectively, consisted of:

As of September 30, 2018	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$16	$3	$5	$1
Derivative liabilities	(5)	(1)	(18)	(95)
	11	2	(13)	(94)
Designated as hedging instruments
Derivative assets	—	—	—	—
Derivative liabilities	—	—	—	—
	—	—	—	—
Total derivatives before offset of cash collateral	11	2	(13)	(94)
Cash collateral receivable	—	—	—	2
Total derivatives as presented in the balance sheet	$11	$2	$(13)	$(92)

As of December 31, 2017	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$20	$5	$13	$—
Derivative liabilities	(13)	—	(32)	(88)
	7	5	(19)	(88)
Designated as hedging instruments
Derivative assets	—	—	—	—
Derivative liabilities	—	—	—	—
	—	—	—	—
Total derivatives before offset of cash collateral	7	5	(19)	(88)
Cash collateral receivable	—	—	3	—
Total derivatives as presented in the balance sheet	$7	$5	$(16)	$(88)

The effect of derivatives in cash flow hedging relationships on Other Comprehensive Income (OCI) and income for the three and nine months ended September 30, 2018 and 2017, respectively, consisted of:

Three Months Ended September 30,	(Loss) Recognized in OCI on Derivatives	Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income
(Millions)	Effective Portion (a)	Effective Portion (a)
2018
Interest rate contracts	$—	Interest expense	$2
Commodity contracts	—	Operating expenses	—
Total	$—		$2
2017
Interest rate contracts	$—	Interest expense	$2
Commodity contracts	—	Operating expenses	1
Total	$—		$3

Nine Months Ended September 30,	(Loss) Recognized in OCI on Derivatives	Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income
(Millions)	Effective Portion (a)	Effective Portion (a)
2018
Interest rate contracts	$—	Interest expense	$6
Commodity contracts	—	Operating expenses	—
Total	$—		$6
2017
Interest rate contracts	$—	Interest expense	$6
Commodity contracts	(1)	Operating expenses	1
Total	$(1)		$7
_________________________
(a) Changes in accumulated OCI are reported on a pre-tax basis. The reclassified amounts of commodity contracts are included within “Purchased power, natural gas and fuel used” line item within operating expenses in the condensed consolidated statements of income.
The net loss in accumulated OCI related to previously settled forward starting swaps and accumulated amortization is $62.8 million and $68.8 million as of September 30, 2018 and December 31, 2017, respectively. We recorded $2.0 million and $6.0 million in net derivative losses related to discontinued cash flow hedges for both three and nine months ended September 30, 2018 and 2017. We will amortize approximately $2.0 million of discontinued cash flow hedges for the remainder of 2018. During the three and nine months ended September 30, 2018 and 2017, there was no ineffective portion for cash flow hedges.
The unrealized loss of $0.2 million on hedge activities is reported in accumulated OCI because the forecasted transaction is considered to be probable as of September 30, 2018. We expect that $0.2 million of these losses will be reclassified into earnings within the next twelve months. The maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted fleet fuel transactions is twelve months.
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

The net notional volumes of outstanding derivative instruments associated with Renewables and Gas activities as of September 30, 2018 and December 31, 2017, respectively, consisted of:

	September 30,	December 31,
As of	2018	2017
(MWh/Dth in millions)
Wholesale electricity purchase contracts	3	4
Wholesale electricity sales contracts	5	6
Natural gas and other fuel purchase contracts	22	285
Financial power contracts	10	12
Basis swaps – purchases	33	68
Basis swaps – sales	1	62

The fair values of derivative contracts associated with Renewables and Gas activities as of September 30, 2018 and December 31, 2017, respectively, consisted of:

	September 30,	December 31,
As of	2018	2017
(Millions)
Wholesale electricity purchase contracts	$4	$(3)
Wholesale electricity sales contracts	—	8
Natural gas and other fuel purchase contracts	(1)	19
Financial power contracts	54	55
Basis swaps – purchases	(4)	(13)
Basis swaps – sales	—	4
Total	$53	$70

The effect of trading derivatives associated with Renewables and Gas activities for the three and nine months ended September 30, 2018 and 2017, respectively, consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(Millions)
Wholesale electricity purchase contracts	$(3)	$—	$3	$(2)
Wholesale electricity sales contracts	1	1	—	4
Financial power contracts	—	(2)	(2)	(2)
Financial and natural gas contracts	—	—	3	4
Total (Loss) Gain	$(2)	$(1)	$4	$4

The effect of non-trading derivatives associated with Renewables and Gas activities for the three and nine months ended September 30, 2018 and 2017, respectively, consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(Millions)
Wholesale electricity purchase contracts	$1	$—	$5	$(2)
Wholesale electricity sales contracts	—	(4)	(7)	2
Financial power contracts	(12)	2	(11)	8
Financial and natural gas contracts	4	(1)	8	(6)
Total (Loss) Gain	$(7)	$(3)	$(5)	$2

Such gains and losses are included in Operating revenues and in Purchased power, natural gas and fuel used operating expenses in the condensed consolidated statements of income, depending upon the nature of the transaction.
The offsetting of derivatives, location in the condensed consolidated balance sheet and amounts of derivatives associated with Renewables and Gas activities as of September 30, 2018 and December 31, 2017, respectively, consisted of:

As of September 30, 2018	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$17	$96	$12	$8
Derivative liabilities	(2)	(4)	(23)	(18)
	15	92	(11)	(10)
Designated as hedging instruments
Derivative assets	1	2	1	4
Derivative liabilities	—	—	(3)	(5)
	1	2	(2)	(1)
Total derivatives before offset of cash collateral	16	94	(13)	(11)
Cash collateral (payable) receivable	(9)	(37)	5	8
Total derivatives as presented in the balance sheet	$7	$57	$(8)	$(3)

As of December 31, 2017	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$111	$99	$31	$4
Derivative liabilities	(82)	(5)	(51)	(10)
	29	94	(20)	(6)
Designated as hedging instruments
Derivative assets	24	4	—	2
Derivative liabilities	—	(1)	(3)	(3)
	24	3	(3)	(1)
Total derivatives before offset of cash collateral	53	97	(23)	(7)
Cash collateral (payable) receivable	(17)	(39)	3	3
Total derivatives as presented in the balance sheet, including assets and liabilities held for sale	$36	$58	$(20)	$(4)

The effect of derivatives in cash flow hedging relationships on accumulated OCI and income for the three and nine months ended September 30, 2018 and 2017, respectively, consisted of:

Three Months Ended September 30,	(Loss) Gain Recognized in OCI on Derivatives	Location of Loss (Gain) Reclassified from Accumulated OCI into Income	(Gain) Loss Reclassified from Accumulated OCI into Income
(Millions)	Effective Portion (a)	Effective Portion (a)
2018
Commodity contracts	$(3)	Operating revenues	$(1)
Total	$(3)		$(1)
2017
Commodity contracts	$8	Operating revenues	$1
Total	$8		$1

Nine Months Ended September 30,	(Loss) Gain Recognized in OCI on Derivatives	Location of Loss (Gain) Reclassified from Accumulated OCI into Income	(Gain) Loss Reclassified from Accumulated OCI into Income
(Millions)	Effective Portion (a)	Effective Portion (a)
2018
Commodity contracts	$(4)	Operating revenues	$(21)
Total	$(4)		$(21)
2017
Commodity contracts	$12	Operating revenues	$31
Total	$12		$31
_____________________
(a) Changes in accumulated OCI are reported on a pre-tax basis.
Amounts are reclassified from accumulated OCI into income in the period during which the transaction being hedged affects earnings or when it becomes probable that a forecasted transaction being hedged would not occur. Notwithstanding future changes in prices, approximately $0.7 million of loss included in accumulated OCI at September 30, 2018, is expected to be reclassified into earnings within the next twelve months. We recorded a net gain of $0.2 million and $0 in the three and nine months ended September 30, 2018, respectively, and a net gain of $0.5 million and $1.0 million, in the three and nine months ended September 30, 2017, respectively, in earnings as a result of ineffectiveness from cash flow hedges. The net loss in accumulated OCI related to a discontinued cash flow hedge is $0.4 million as of September 30, 2018, out of which an immaterial amount will be amortized in the remainder of 2018. We recorded $0 and $0.1 million in net derivative losses related to discontinued cash flow hedges for the three and nine months ended September 30, 2018, respectively.
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
Pre-tax gains of $8.1 million and $3.7 million were recognized in accumulated OCI for the three and nine months ended September 30, 2018 from the effective portion of changes in the fair value of the interest rate swap derivative instruments. The amounts in accumulated OCI are expected to be reclassified into earnings upon interest rate swap settlement over the underlying debt maturity period. During both the three and nine months ended September 30, 2018, no ineffectiveness was recorded from cash flow hedges.
The forward interest rate swap derivative assets of $3.7 million are included in current assets on the balance sheet and do not have related offsetting cash collateral or other derivative assets/liabilities to be offset with.
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
The wholesale power supply agreements of UI contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit rating on senior debt falls below investment grade. If such an event had occurred as of September 30, 2018, UI would have had to post an aggregate of approximately $14 million in collateral.
We have various master netting arrangements in the form of multiple contracts with various single counterparties that are subject to contractual agreements that provide for the net settlement of all contracts through a single payment. Those arrangements reduce our exposure in the event of a counterparty default or contract termination. For financial statement presentation purposes, we offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim or the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. The amounts of cash collateral under master netting arrangements that have not been offset against net derivative positions were

$11 million and $30 million as of September 30, 2018 and December 31, 2017, respectively. Derivative instruments settlements and collateral payments are included in “Other assets/liabilities” of operating activities in the condensed consolidated statements of cash flows.
Certain of our derivative instruments contain provisions that require us to maintain an investment grade credit rating on our debt from each of the major credit rating agencies. If our debt were to fall below investment grade, we would be in violation of those provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit risk related contingent features that are in a liability position as of September 30, 2018 is $2.2 million.

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
CMP and UI reserved for refunds for Complaints I, II and III consistent with the FERC’s March 3, 2015 final decision in Complaint I. Refunds were provided to customers for Complaint I. The CMP and UI total reserve associated with Complaints II and III is $23.2 million and $4.4 million, respectively, as of September 30, 2018, which has not changed since December 31, 2017, except for the accrual of carrying costs. If adopted as final by the FERC, the impact of the initial decision by the FERC administrative law judge would be an additional aggregate reserve for Complaints II and III of $17.1 million, which is based upon currently available information for these proceedings.
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
On October 16, 2018, the FERC issued an order directing briefs and proposing a new methodology to calculate the NETOs ROE that is contained in NETOs’ transmission formula rate on file at FERC (the October 2018 Order). The FERC proposes to use this new methodology to resolve Complaints I, II, III, and IV filed by the New England state consumer advocates.
The new proposed ROE methodology set forth in the October 2018 Order considers more than just the two-step discounted cash flow (DCF) analysis adopted in the FERC order on Complaint I vacated by the Court. The new proposed ROE methodology uses three financial analyses (i.e., DCF, the capital-asset pricing model, and the expected earnings analysis) to produce a range of returns to narrow the zone of reasonableness when assessing whether a complainant has met its initial burden of demonstrating that the utility’s existing ROE is unjust and unreasonable. The new proposed ROE methodology establishes a range of just and reasonable ROEs of 9.60% to 10.99% and proposes a just and reasonable base ROE of 10.41% with a new ROE cap of 13.08%. The October 2018 Order directs the NETOs to file briefs with objections and rates consistent with the proposed methodology in all four Complaints by December 17, 2018. We cannot predict the outcome of this proceeding.
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
A hearing was held before a FERC administrative law judge in November and early December 2015. A preliminary proposed ruling by the administrative law judge was issued on April 12, 2016. The proposed ruling found no evidence that Renewables had engaged in any unlawful market conduct that would justify finding the Renewables power purchase agreements unjust and unreasonable. However, the proposed ruling did conclude that price of the power purchase agreements imposed an excessive burden on customers in the amount of $259 million. Renewables position, as presented at hearings and agreed to by FERC trial staff, is that Renewables entered into bilateral power purchase contracts appropriately and complied with all applicable legal standards and requirements. The parties have submitted briefs on exceptions to the administrative law judge’s proposed ruling to the FERC. In April 2018 Renewables requested, based on the nearly two years of delay from the preliminary proposed ruling and the Supreme Court precedent, that the FERC issue a final decision expeditiously. We cannot predict the outcome of this proceeding.
Class Actions Regarding LDC Gas Transportation Service on Algonquin Gas Transmission
Breiding et al. v. Eversource and Avangrid - Class Action. On November 16, 2017, a class action lawsuit was filed in the U.S. District Court for the District of Massachusetts on behalf of customers in New England against the Company and Eversource alleging that certain of their respective subsidiaries that take gas transportation service over the Algonquin Gas Transmission (AGT), which for AVANGRID would be its indirect subsidiaries SCG and CNG, engaged in pipeline capacity scheduling practices on AGT that resulted in artificially increased electricity prices in New England. These allegations were based on the conclusions of a White Paper issued by the Environmental Defense Fund (EDF), an environmental advocacy organization, on October 10, 2017, purporting to analyze the relationship between the New England electricity market and the New England local gas distribution companies. The plaintiffs assert claims under federal antitrust law, state antitrust, unfair competition and consumer protection laws, and under the common law of unjust enrichment. They seek damages, disgorgement, restitution, injunctive relief, and attorney fees and costs. The Company filed a Motion to Dismiss all of the claims on January 29, 2018. On February 27, 2018, the FERC released the results of a FERC staff inquiry into the pipeline capacity scheduling practices on the AGT. The inquiry arose out of the allegations made by the EDF in its White Paper. FERC announced that, based on an extensive review of public and non-public data, it had determined that the EDF study was flawed and led to incorrect conclusions. FERC also stated that the staff inquiry revealed no evidence of anticompetitive withholding of natural gas pipeline capacity on the AGT and that it would take no further action on the matter. On March 28, 2018, the plaintiffs filed a consolidated amended complaint, repeating the prior claims, except omitting the common law claim of unjust enrichment. On April 27, 2018, the Company filed a Motion to Dismiss all of the claims based on federal preemption and lack of any evidence of antitrust behavior, citing, among other reasons, the results of the FERC staff inquiry conclusion. The plaintiffs filed opposition to the motion to dismiss on May 25, 2018. The U.S. District Court for the District of Massachusetts held a hearing on the motion on August 1, 2018. On September 11, 2018, the District Court granted the Company’s Motion and dismissed all claims. On October 10, 2018, the plaintiffs filed a notice of appeal. We cannot predict the outcome of this appeal.
PNE Energy Supply LLC v. Eversource Energy and Avangrid, Inc. - Class Action. On August 10, 2018, PNE Energy Supply LLC, a competitive energy supplier located in New England that purchases electricity in the day-ahead and real time wholesale electric market, filed a civil antitrust action, on behalf of itself and those similarly situated, against the Company and Eversource alleging that their respective gas subsidiaries illegally manipulated the supply of pipeline capacity in the “secondary capacity market” in order to artificially inflate New England natural gas and electricity prices. These allegations were also based on the conclusions of the White Paper issued by EDF. The plaintiff claims to represent entities who purchased electricity directly in the wholesale electricity market that it claims was targeted by the alleged anticompetitive conduct of Eversource and the Company. On September 28, 2018, the Company filed a Motion to Dismiss all of the claims based on federal preemption and lack of any evidence of antitrust behavior, citing, among other reasons, the results of the FERC staff inquiry and the dismissal of the related case, "Breiding et al. v. Eversource and Avangrid," by the same Court in September. The plaintiffs filed opposition to the motion to dismiss on October 26, 2018. We cannot predict the outcome of this class action lawsuit.
Guarantee Commitments to Third Parties
As of September 30, 2018, we had approximately $2.6 billion of standby letters of credit, surety bonds, guarantees and indemnifications outstanding. These instruments provide financial assurance to the business and trading partners of AVANGRID and its subsidiaries in their normal course of business. The instruments only represent liabilities if AVANGRID or its subsidiaries fail to deliver on contractual obligations. We therefore believe it is unlikely that any material liabilities associated with these instruments will be incurred and, accordingly, as of September 30, 2018, neither we nor our subsidiaries have any liabilities recorded for these instruments.
Note 9. Environmental Liabilities
Environmental laws, regulations and compliance programs may occasionally require changes in our operations and facilities and may increase the cost of electric and natural gas service. We do not provide for accruals of legal costs expected to be incurred in connection with loss contingencies.
Waste sites
The Environmental Protection Agency and various state environmental agencies, as appropriate, have notified us that we are among the potentially responsible parties that may be liable for costs incurred to remediate certain hazardous substances at twenty-five waste sites, which do not include sites where gas was manufactured in the past. Fifteen of the twenty-five sites are included in the New York State Registry of Inactive Hazardous Waste Disposal Sites; six sites are included in Maine’s Uncontrolled Sites Program and one site is included on the Massachusetts Non-Priority Confirmed Disposal Site list. The remaining sites are not included in any registry list. Finally, nine of the twenty-five sites are also included on the National Priorities list. Any liability may be joint and several for certain sites.
We have recorded an estimated liability of $5 million related to ten of the twenty-five sites. We have paid remediation costs related to the remaining fifteen sites and do not expect to incur additional liabilities. Additionally, we have recorded an estimated liability of $8 million related to another ten sites where we believe it is probable that we will incur remediation costs and or monitoring costs, although we have not been notified that we are among the potentially responsible parties or that we are regulated under State Resource Conservation and Recovery Act programs. We recorded a corresponding regulatory asset because we expect to recover these costs in rates. It is possible the ultimate cost to remediate these sites may be significantly more than the accrued amount. Our estimate for costs to remediate these sites ranges from $12 million to $21 million as of September 30, 2018. Factors affecting the estimated remediation amount include the remedial action plan selected, the extent of site contamination, and the allocation of the clean-up costs.
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

Our estimate for all costs related to investigation and remediation of the fifty-three sites ranges from $213 million to $442 million as of September 30, 2018. Our estimate could change materially based on the facts and circumstances derived from site investigations, changes in required remedial actions, changes in technology relating to remedial alternatives and changes to current laws and regulations.
Certain of our Connecticut and Massachusetts regulated gas companies own or have previously owned properties where MGPs had historically operated. MGP operations have led to contamination of soil and groundwater with petroleum hydrocarbons, benzene and metals, among other things, at these properties, the regulation and cleanup of which is regulated by the federal Resource Conservation and Recovery Act as well as other federal and state statutes and regulations. Each of the companies has or had an ownership interest in one or more such properties contaminated as a result of MGP-related activities. Under the existing regulations, the cleanup of such sites requires state and at times, federal, regulators’ involvement and approval before cleanup can commence. In certain cases, such contamination has been evaluated, characterized and remediated. In other cases, the sites have been evaluated and characterized, but not yet remediated. Finally, at some of these sites, the scope of the contamination has not yet been fully characterized; no liability was recorded for these sites as of September 30, 2018 and no amount of loss, if any, can be reasonably estimated at this time. In the past, the companies have received approval for the recovery of MGP-related remediation expenses from customers through rates and will seek recovery in rates for ongoing MGP-related remediation expenses for all of their MGP sites.
As of September 30, 2018 and December 31, 2017, the liability associated with our MGP sites in Connecticut, the remediation costs of which could be significant and will be subject to a review by PURA as to whether these costs are recoverable in rates, was $99 million and $100 million, respectively.
Our total recorded liability to investigate and perform remediation at all known inactive MGP sites discussed above and other sites was $374 million and $389 million as of September 30, 2018 and December 31, 2017, respectively. We recorded a corresponding regulatory asset, net of insurance recoveries and the amount collected from FirstEnergy, as described below, because we expect to recover the net costs in rates. Our environmental liability accruals are recorded on an undiscounted basis and are expected to be paid through the year 2054.
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

English Station
In January 2012, Evergreen Power, LLC (Evergreen Power) and Asnat Realty LLC (Asnat), then and current owners of a former generation site on the Mill River in New Haven (the English Station site) that UI sold to Quinnipiac Energy in 2000, filed a lawsuit in federal district court in Connecticut against UI seeking, among other things: (i) an order directing UI to reimburse the plaintiffs for costs they have incurred and will incur for the testing, investigation and remediation of hazardous substances at the English Station site and (ii) an order directing UI to investigate and remediate the site. This proceeding had been stayed in 2014 pending resolutions of other proceedings before the Connecticut Department of Energy and Environmental Protection (DEEP) concerning the English Station site. In December 2016, the court administratively closed the file without prejudice to reopen upon the filing of a motion to reopen by any party. In December 2013, Evergreen Power and Asnat filed a subsequent lawsuit in Connecticut state court seeking among other things: (i) remediation of the English Station site; (ii) reimbursement of remediation costs; (iii) termination of UI’s easement rights; (iv) reimbursement for costs associated with securing the property; and (v) punitive damages. This lawsuit had been stayed in May 2014 pending mediation. Due to lack of activity in the case, the court terminated the stay and scheduled a status conference for July 6, 2017. On July 5, 2017, Asnat filed a pretrial memorandum claiming damages of $10 million for “environmental remediation activities” and lost use of the property. In December 2017, Plaintiffs filed a Request for Leave to Amend Complaint and Motion to Cite-In Additional Parties, including former UIL officers and employees and other UI officers, which motion was approved in February 2018. Plaintiffs filed a revised complaint with the court on April 16, 2018 alleging fraud and unjust enrichment against UIL and UI and adding former UIL officers as named defendants alleging fraud. The complaint was further revised July 3, 2018. We filed a Motion to Dismiss in August 2018. We cannot predict the outcome of this matter.
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
As of September 30, 2018 and December 31, 2017, the amount reserved for this matter was $20 million and $25 million, respectively. We cannot predict the outcome of this matter.

Note 10. Post-retirement and Similar Obligations
We made $32 million and $40 million of pension contributions for the three and nine months ended September 30, 2018, respectively. We expect to make additional contributions of $8 million for the remainder of 2018.
The components of net periodic benefit cost for pension benefits for the three and nine months ended September 30, 2018 and 2017, respectively, consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(Millions)
Service cost	$11	$10	$33	$32
Interest cost	32	35	96	104
Expected return on plan assets	(50)	(49)	(150)	(148)
Amortization of:
Prior service costs	—	—	1	1
Actuarial loss	38	32	113	95
Net Periodic Benefit Cost	$31	$28	$93	$84

The components of net periodic benefit cost for postretirement benefits for the three and nine months ended September 30, 2018 and 2017, respectively, consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(Millions)
Service cost	$1	$2	$3	$4
Interest cost	4	5	13	15
Expected return on plan assets	(2)	(2)	(6)	(6)
Amortization of:
Prior service costs	(2)	(3)	(6)	(7)
Actuarial loss	1	1	4	3
Net Periodic Benefit Cost	$2	$3	$8	$9

Beginning in 2018, in the condensed consolidated statements of income, we include the service cost component in other operating expenses net of capitalized portion, and include the components of net periodic benefit cost other than the service cost component in other expense.

Note 11. Equity
As of September 30, 2018, our share capital consisted of 500,000,000 shares of common stock authorized, 309,752,140 shares issued and 309,005,272 shares outstanding, 81.5% of which are owned by Iberdrola, each having a par value of 0.01, for a total value of common stock capital of $3 million and additional paid in capital of $13,656 million. As of December 31, 2017, our share capital consisted of 500,000,000 shares of common stock authorized, 309,670,932 shares issued and 309,005,272 shares outstanding, 81.5% of which were owned by Iberdrola, each having a par value of 0.01, for a total value of common stock capital of $3 million and additional paid in capital of $13,653 million. We had 485,810 shares of common stock held in trust and no convertible preferred shares outstanding as of both September 30, 2018 and December 31, 2017, respectively. During the three months ended September 30, 2018, and 2017 we issued no shares of common stock and released no shares of common stock held in trust. During the nine months ended September 30, 2018 and 2017, we issued 81,208 and 70,493 shares of common stock, respectively, and released 0 and 5,649 shares of common stock held in trust each having a par value of $0.01.
On April 28, 2016, we entered into a repurchase agreement with J.P. Morgan Securities, LLC. (JPM), pursuant to which JPM will, from time to time, acquire, on behalf of AVANGRID, shares of common stock of AVANGRID. The purpose of the stock repurchase program is to allow AVANGRID to maintain the relative ownership percentage by Iberdrola at 81.5%. The stock repurchase program may be suspended or discontinued at any time upon notice. Out of a total of 261,058 treasury shares of common stock of AVANGRID as of September 30, 2018, 115,831 shares were repurchased during 2016, 64,019 shares were repurchased in May 2017 and 81,208 shares were repurchased in May 2018, all in the open market. The total cost of all repurchases, including commissions, was $12 million as of September 30, 2018.

Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive (Loss) Gain for the three months ended September 30, 2018 and 2017, respectively, consisted of:

	As of June,	Adoption of new accounting	Three Months Ended September 30,	As of September 30,	As of June 30,	Three Months Ended September 30,	As of September 30,
	2018	standard	2018	2018	2017	2017	2017
(Millions)
Gain on revaluation of defined benefit plans	$(13)	$—	$—	$(13)	$(14)	$—	$(14)
Loss for nonqualified pension plans	(7)	—	—	(7)	(7)	—	(7)
Unrealized gain during period on derivatives qualifying as cash flow hedges, net of income tax expense of $1.5 for 2018 and $3.0 for 2017	25	—	5	30	7	5	12
Reclassification to net income of losses on cash flow hedges, net of income tax expense of $0.4 for 2018 $1.3 for 2017(a)	(66)	—	1	(65)	(48)	3	(45)
Gain on derivatives qualifying as cash flow hedges	(41)	—	6	(35)	(41)	8	(33)
Accumulated Other Comprehensive (Loss) Gain	$(61)	$—	$6	$(55)	$(62)	$8	$(54)

Accumulated Other Comprehensive (Loss) Gain for the nine months ended September 30, 2018 and 2017, respectively, consisted of:

	As of December 31,	Adoption of new accounting	Nine Months Ended September 30,	As of September 30,	As of December 31,	Nine Months Ended September 30,	As of September 30,
	2017	standard	2018	2018	2016	2017	2017
(Millions)
Gain on revaluation of defined benefit plans net of tax expense of $0.2 for 2018	$(14)	$—	$1	$(13)	$(14)	$—	$(14)
Loss for nonqualified pension plans	(6)	(1)	—	(7)	(7)	—	(7)
Unrealized gain during period on derivatives qualifying as cash flow hedges, net of income tax expense of $4.1 for 2017	30	—	—	30	5	7	12
Reclassification to net income of (gains) losses on cash flow hedges, net of income tax (benefit) expense of $(6.8) for 2018 and $14.8 for 2017(a)	(56)	—	(9)	(65)	(70)	25	(45)
(Loss) gain on derivatives qualifying as cash flow hedges	(26)	—	(9)	(35)	(65)	32	(33)
Accumulated Other Comprehensive (Loss) Gain	$(46)	$(1)	$(8)	$(55)	$(86)	$32	$(54)
________________________
(a)Reclassification is reflected in the operating expenses line item in the condensed consolidated statements of income.

Note 12. Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to AVANGRID by the weighted-average number of shares of our common stock outstanding. During the three and nine months ended September 30, 2018 and 2017, while we did have securities that were dilutive, these securities did not result in a change in our earnings per share calculation for the three months ended September 30, 2017 and the nine months ended September 30, 2018 and 2017. The dilutive securities, which consist of performance and restricted units, did not result in a change in our earnings per share calculation for the three months ended September 30, 2018.
The calculations of basic and diluted earnings per share attributable to AVANGRID, for the three and nine months ended September 30, 2018 and 2017, respectively, consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(Millions, except for number of shares and per share data)
Numerator:
Net income attributable to AVANGRID	$125	$99	$476	$458
Denominator:
Weighted average number of shares outstanding - basic	309,491,082	309,491,082	309,507,443	309,506,831
Weighted average number of shares outstanding - diluted	309,689,890	309,801,903	309,705,788	309,785,639
Earnings per share attributable to AVANGRID
Earnings Per Common Share, Basic	$0.40	$0.32	$1.54	$1.48
Earnings Per Common Share, Diluted	$0.40	$0.32	$1.54	$1.48

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

Segment information for the three months ended September 30, 2018, consisted of:

Three Months Ended September 30, 2018	Networks	Renewables	Other (a)	AVANGRID Consolidated
(Millions)
Revenue - external	$1,232	$315	$(1)	$1,546
Revenue - intersegment	(4)	—	4	—
Loss from assets held for sale	—	—	1	1
Depreciation and amortization	128	98	—	226
Operating income	207	40	6	253
Earnings (losses) from equity method investments	4	(3)	—	1
Interest expense, net of capitalization	64	13	(2)	75
Income tax expense (benefit)	31	2	(4)	29
Adjusted net income	96	33	10	139
 _________________________
(a) Includes Corporate, Gas and intersegment eliminations.

Included in revenue-external for the three months ended September 30, 2018, are: $1,038 million from regulated electric operations, $188 million from regulated gas operations and $6 million from other operations of Networks; $315 million primarily from renewable energy generation of Renewables.

Segment information for the three months ended September 30, 2017, consisted of:

Three Months Ended September 30, 2017	Networks	Renewables	Other (a)	AVANGRID Consolidated
(Millions)
Revenue - external	$1,126	$241	$(26)	$1,341
Revenue - intersegment	(1)	—	1	—
Depreciation and amortization	119	80	6	205
Operating income (loss)	236	2	(20)	218
Earnings (losses) from equity method investments	5	(5)	—	—
Interest expense, net of capitalization	62	7	2	71
Income tax expense (benefit)	57	(23)	(2)	32
Adjusted net income	106	17	1	125
  _________________________
(a) Includes Corporate, Gas and intersegment eliminations.

Included in revenue-external for the three months ended September 30, 2017, are: $941 million from regulated electric operations, $181 million from regulated gas operations and $4 million from other operations of Networks; $241 million primarily from renewable energy generation of Renewables.

Segment information as of and for the nine months ended September 30, 2018, consisted of:

Nine Months Ended September 30, 2018	Networks	Renewables	Other (a)	AVANGRID Consolidated
(Millions)
Revenue - external	$3,884	$894	$35	$4,813
Revenue - intersegment	1	2	(3)	—
Loss from assets held for sale	—	—	16	16
Depreciation and amortization	374	270	—	644
Operating income	734	139	5	878
Earnings (losses) from equity method investments	10	(2)	—	8
Interest expense, net of capitalization	189	28	2	219
Income tax expense (benefit)	118	(30)	40	128
Adjusted net income (loss)	376	147	(13)	511
Capital expenditures	873	300	—	1,173
As of September 30, 2018
Property, plant and equipment	14,385	8,732	8	23,125
Equity method investments	142	209	—	351
Total assets	$21,674	$10,516	$(435)	$31,755
   _________________________
(a) Includes Corporate, Gas and intersegment eliminations.
Included in revenue-external for the nine months ended September 30, 2018, are: $2,857 million from regulated electric operations, $1,030 million from regulated gas operations and $(3) million from other operations of Networks; $894 million primarily from renewable energy generation of Renewables.
Segment information for the nine months ended September 30, 2017, consisted of:

Nine Months Ended September 30, 2017	Networks	Renewables	Other (a)	AVANGRID Consolidated
(Millions)
Revenue - external	$3,651	$789	$(10)	$4,430
Revenue - intersegment	—	4	(4)	—
Depreciation and amortization	352	238	18	608
Operating income (loss)	826	108	(37)	897
Earnings (losses) from equity method investments	12	(9)	—	3
Interest expense, net of capitalization	183	23	4	210
Income tax expense (benefit)	229	(38)	(12)	179
Adjusted net income	374	114	6	494
Capital expenditures	842	855	7	1,704
As of December 31, 2017
Property, plant and equipment	13,876	8,786	7	22,669
Equity method investments	147	205	—	352
Total assets	$21,411	$11,308	$(1,048)	$31,671
  _________________________
(a) Includes Corporate, Gas and intersegment eliminations.
Included in revenue-external for the nine months ended September 30, 2017, are: $2,683 million from regulated electric operations, $966 million from regulated gas operations and $2 million from other operations of Networks; $789 million primarily from renewable energy generation of Renewables.

Reconciliation of Adjusted Net Income to Net Income attributable to AVANGRID for the three and nine months ended September 30, 2018 and 2017, respectively, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(Millions)
Adjusted Net Income Attributable to Avangrid, Inc.	$139	$125	$511	$494
Adjustments:
Loss from assets held for sale (1)	(1)	—	(16)	—
Mark-to-market adjustments - Renewables (2)	(10)	(4)	(9)	2
Restructuring charges (3)	(1)	(3)	(2)	(3)
Income from release of collateral - Renewables (4)	(7)	—	—	—
Impact of the Tax Act (5)	—	—	(7)	—
Income tax impact of adjustments	5	2	(11)	—
Gas Storage, net of tax (6)	—	(21)	10	(35)
Net Income Attributable to Avangrid, Inc.	$125	$99	$476	$458

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

(4)	Relates to cash collateral released in excess of outstanding receivables from a bankruptcy proceeding with a Renewables customer regarding two power purchase agreements.

(5)	Represents the impact from measurement of deferred income tax balances as a result of the Tax Act enacted by the U.S. federal government on December 22, 2017.

(6)	Removal of the impact from Gas activity in the reconciliation to the AVANGRID Net Income.

Note 14. Related Party Transactions
We engage in related party transactions that are generally billed at cost and in accordance with applicable state and federal commission regulations.
Related party transactions for the three and nine months ended September 30, 2018 and 2017, respectively, consisted of:

Three Months Ended September 30,	2018		2017
(Millions)	Sales To	Purchases From	Sales To	Purchases From
Iberdrola Canada Energy Services, Ltd	$—	$—	$—	$(8)
Iberdrola Renovables Energía, S.L.	—	(3)	—	(2)
Iberdrola, S.A.	—	(10)	1	(10)
Iberdrola Energia Monterrey, S.A. de C.V.	—	—	14	—
Other	3	(2)	1	—

Nine Months Ended September 30,	2018		2017
(Millions)	Sales To	Purchases From	Sales To	Purchases From
Iberdrola Canada Energy Services, Ltd	$—	$(4)	$—	$(28)
Iberdrola Renovables Energía, S.L.	—	(10)	—	(7)
Iberdrola, S.A.	—	(36)	1	(28)
Iberdrola Energia Monterrey, S.A. de C.V.	3	—	43	—
Other	4	(3)	2	(2)

In addition to the statements of income items above, we made purchases of turbines for wind farms from Siemens-Gamesa, in which Iberdrola has an 8.1% ownership. The amounts capitalized for these transactions were $2 million and $266 million for the periods ended September 30, 2018 and December 31, 2017, respectively.
Related party balances as of September 30, 2018 and December 31, 2017, respectively, consisted of:

As of	September 30, 2018		December 31, 2017
(Millions)	Owed By	Owed To	Owed By	Owed To
Iberdrola Canada Energy Services, Ltd.	$—	$(1)	$—	$(31)
Siemens-Gamesa	—	(11)	2	(51)
Iberdrola, S.A.	—	(36)	1	(32)
Iberdrola Renovables Energía, S.L.	—	(10)	—	—
Iberdrola Energia Monterrey, S.A. de C.V.	—	—	1	—
Other	3	(2)	6	(4)
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
Transactions with Iberdrola Canada Energy Services (ICES) predominantly relate to the purchase of gas for ARHI’s gas-fired cogeneration facility in Klamath, Oregon. Included in the amounts owed to ICES are notes payable of $0 and $29 million as of September 30, 2018 and December 31, 2017, respectively.
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
Networks holds an approximate 20% ownership interest in the regulated New York TransCo, LLC (New York TransCo). Through New York TransCo, Networks has formed a partnership with Central Hudson Gas and Electric Corporation, Consolidated Edison, Inc., National Grid, plc and Orange and Rockland Utilities, Inc. to develop a portfolio of interconnected transmission lines and substations to fulfill the objectives of the New York energy highway initiative, which is a proposal to install up to 3,200 MW of new electric generation and transmission capacity in order to deliver more power generated from upstate New York power plants to downstate New York. As of September 30, 2018 and December 31, 2017, the amount receivable from New York TransCo was $1 million and $6 million, respectively.
Renewables holds a 50% ownership in Vineyard Wind, LLC (Vineyard), a joint venture with Copenhagen Infrastructure Partners. Vineyard acquired a lease from the U.S. Bureau of Ocean Energy Management containing rights to develop offshore wind generation in a 260 square mile area located southeast of Martha’s Vineyard. The leased area has the capacity for siting up to approximately 3,000 MW. In May 2018, Vineyard was selected by the Massachusetts Electric Distribution Companies (EDCs) to construct and operate Vineyard’s proposed 800 MW wind farm and electricity transmission project pursuant to the Massachusetts Green Communities Act Section 83C RFP for offshore wind energy projects. We account for Vineyard under the equity method of accounting. Under the provisions of the LLC agreement, Renewables has committed $92 million in total contributions, of which $42 million has been funded to date. As of September 30, 2018 the amount receivable from Vineyard was $1.3 million. There was no amount receivable from Vineyard as of December 31, 2017.
AVANGRID manages its overall liquidity position as part of the Iberdrola Group and is a party to a liquidity agreement with a financial institution, along with certain members of the Iberdrola Group. Cash surpluses remaining after meeting the liquidity requirements of AVANGRID and its subsidiaries may be deposited at the financial institution. Deposits, or credit balances, serve as collateral against the debit balances of other parties to the liquidity agreement. The balance at both September 30, 2018 and December 31, 2017, was zero.
On June 18, 2018, AVANGRID entered into a credit facility with Iberdrola Financiacion, S.A.U., a company of the Iberdrola Group. The facility has a limit of $500 million and matures on June 18, 2023. AVANGRID pays a facility fee of 10.5 basis points annually on the facility. As of September 30, 2018, there was no outstanding amount under this credit facility.

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
We establish provisions for uncollectible accounts for DPAs by using both historical average loss percentages to project future losses and by establishing specific provisions for known credit issues. Amounts are written off when reasonable collection efforts have been exhausted. DPA receivable balances were $66 million and $55 million at September 30, 2018 and December 31, 2017, respectively. The allowance for doubtful accounts for DPAs at September 30, 2018 and December 31, 2017, was $33 million and $30 million, respectively. Furthermore, the provision for bad debts associated with the DPAs for the three and nine months ended September 30, 2018 was $1 million and $3 million, respectively, and for the three and nine months ended September 30, 2017 was $0 and $3 million, respectively.
Prepayments and other current assets
Included in prepayments and other current assets are $210 million and $194 million of prepaid other taxes as of September 30, 2018 and December 31, 2017, respectively.
Property, plant and equipment and intangible assets
The accumulated depreciation and amortization as of September 30, 2018 and December 31, 2017, respectively, were as follows:

	September 30,	December 31,
As of	2018	2017
(Millions)
Property, plant and equipment
Accumulated depreciation	$8,238	$7,497
Intangible assets
Accumulated amortization	$287	$276

Note 16. Income Tax Expense
The effective tax rates, inclusive of federal and state income tax, for the three and nine months ended September 30, 2018, were 17.8% and 21.0%, respectively, which, for the three months ended September 30, 2018 is lower than the 21% statutory federal income tax rate applicable in 2018, predominantly due to discrete tax adjustments recorded during the period offset by the recognition of production tax credits associated with wind production, and for the nine months ended September 30, 2018 is in line with the 21% statutory federal income tax rate applicable in 2018, predominantly due to $22.1 million of tax expense recorded in connection with the disposal of the Gas business and discrete adjustments recorded during the period offset by the recognition of production tax credits associated with wind production. The effective tax rates, inclusive of federal and state income tax, for the three and nine months ended September 30, 2017, were 24.2% and 28.1%, respectively, which were lower than the 35% statutory federal income tax rate applicable in 2017, predominantly due to the recognition of production tax credits associated with wind production in both periods. Additionally, $14 million in income tax expense for the nine months ended September 30, 2017, is due to unfunded future income tax to reflect the change from a flow through to normalization method, which was recorded as an increase to revenue, with an offsetting and equal increase to income tax expense. This was offset by other discrete tax adjustments during the period.
Upon enactment of the Tax Act, the Company remeasured its existing deferred income tax balances as of December 31, 2017 to reflect the decrease in the corporate income tax rate from 35% to 21%, which resulted in a material decrease to its net deferred income tax liability balances. In connection with the Tax Act, the U.S. Securities and Exchange Commission issued guidance in Staff Accounting Bulletin 118 (SAB 118), which clarified accounting for income taxes under ASC 740, Income Taxes, if information was not yet available or complete and provided up to a one year measurement period in which to complete the required analyses and accounting. Following SAB 118 guidance, the Company recorded provisional income tax amounts as of December 31, 2017 related to the Tax Act based on reasonable estimates that could be determined at that time. As of September 30, 2018, we are continuing to refine our accounting for income taxes related to the Tax Act and no material impacts have been recorded for the three and nine months ended September 30, 2018. The main items we are working to finalize relate to estimates of the income tax accounting for plant related adjustments impacting our Networks entities. The Company expects final adjustments to the provisional amounts to be recorded in the fourth quarter of 2018 and the adjustments could be material to the Company’s future results of operations or financial positions.

Note 17. Stock-Based Compensation Expense
Pursuant to the 2016 Avangrid, Inc. Omnibus Incentive Plan, 34,361 additional performance stock units (PSUs) were granted to certain officers and employees of AVANGRID in March and June 2018. The PSUs will vest upon achievement of certain performance- and market-based metrics related to the 2016 through 2019 plan and will be payable in three equal installments in 2020, 2021 and 2022. The fair value on the grant date was determined based on $31.80 per share.
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
The total stock-based compensation expense, which is included in operations and maintenance of the condensed consolidated statements of income, for the three and nine months ended September 30, 2018 was $0.8 million and $1.2 million, respectively, and for the three and nine months ended September 30, 2017 was $1.4 million and $5.3 million, respectively.
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
The assets and liabilities of the VIEs totaled approximately $1,418 million and $66 million, respectively, at September 30, 2018. As of December 31, 2017, the assets and liabilities of VIEs totaled approximately $1,441 million and $185 million, respectively. At September 30, 2018 and December 31, 2017, the assets and liabilities of the VIEs consisted primarily of property, plant and equipment, equity method investments and TEF liabilities. At September 30, 2018 and December 31, 2017, equity method investments of VIEs were approximately $101 million and $107 million, respectively.
In May 2018, tax equity financing was completed on El Cabo Wind, LLC (El Cabo) through contributions of $213 million from the tax equity investors. In addition to El Cabo, at September 30, 2018, we consider Aeolus Wind Power II LLC and Aeolus Wind Power IV LLC (collectively, Aeolus) to be VIEs.
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

Note 19. Restructuring and Severance Related Expenses
In 2017, we announced initial targeted voluntary workforce reductions predominantly within the Networks segment. Those actions primarily include: reducing our workforce through voluntary programs in various areas to better align our people resources with business demands and priorities; reorganizing our human resources function to substantially consolidate in Connecticut, as well as related costs to vacate a lease and relocate employees; and reducing our information technology (IT) workforce to make increasing use of external services for operations, support, and development of systems. Those decisions and transactions resulted in restructuring charges of $0.9 million and $2.1 million recorded in the three and nine months ended September 30, 2018, respectively, and of $2.1 million recorded in both the three and nine month periods ended September 30, 2017, for severance expenses, which are included in operations and maintenance in the condensed consolidated statements of income, and approximately $0.5 million of accelerated amortization of leasehold improvements recorded in both the three and nine month periods ended September 30, 2017, which are included in depreciation and amortization in the condensed consolidated statements of income. The remaining costs for severance agreements are being accrued ratably over the remaining service periods, which span intermittent periods through December 2018. Accordingly, the Company expects additional costs to be incurred in 2018 related to the remaining employee service periods under the severance plans. In the nine months ended September 30, 2018, the severance and lease restructuring charges reserves, which are recorded in other current liabilities and other liabilities, consisted of:

Nine Months Ended September 30, 2018
(Millions)
Beginning Balance	$5
Restructuring and severance related expenses	2
Payments	(3)
Ending Balance	$4

Note 20. Assets Held For Sale
In December 2017, our management committed to a plan to sell the gas trading and storage businesses because they represented non-core businesses that were not aligned with our strategic objectives. At that time, we determined that the assets and liabilities associated with our gas trading and storage businesses met the criteria for classification as assets held for sale, but did not meet the criteria for classification as discontinued operations. On March 1, 2018, the Company closed a transaction to sell Enstor Energy Services, LLC, which operated AVANGRID’s gas trading business, to CCI U.S. Asset Holdings LLC, a subsidiary of Castleton Commodities International, LLC for $66 million, subject to working capital, cash and other adjustments. The transaction price did not differ materially from the estimated fair value of our gas trading business at December 31, 2017, but is subject to adjustment based on closing and other contract provisions, including certain transition services. On May 1, 2018, the Company closed a transaction to sell Enstor Gas, LLC, which operated AVANGRID’s gas storage business, to Amphora Gas Storage USA, LLC for $66 million, subject to working capital, cash, and other adjustments. The agreement to sell Enstor Gas, LLC contains, among other things, a transition services agreement which obligates ARHI to provide certain transition services for up to one year after the closing date. In connection with the held for sale classification, we recorded a loss from held for sale measurement of $0.5 million and $15.6 million in the three and nine months ended September 30, 2018, respectively, which is included in Loss from assets held for sale in the condensed consolidated statements of income related to final purchase price negotiations and certain related working capital adjustments. Income (loss) before income tax, adjusted for corporate overhead, attributed to the gas businesses was $(0.3) million and $4.2 million for the three and nine months ended September 30, 2018, respectively, and $(33.7) million and $(54.6) million for the three and nine months ended September 30, 2017, respectively.

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

Overview
AVANGRID is a leading sustainable energy company with approximately $32 billion in assets and operations in 24 states. AVANGRID has two primary lines of business - Avangrid Networks and Avangrid Renewables. Avangrid Networks owns eight electric and natural gas utilities, serving 3.2 million customers in New York and New England. Avangrid Renewables owns and operates 7.2 gigawatts of electricity capacity, primarily through wind power, with a presence in 22 states across the United States. AVANGRID supports the U.N.’s Sustainable Development Goals, received a Climate Development Project climate score of “A-”, the top score received in the utilities sector, and has been recognized for two consecutive years by Ethical Boardroom as North American utility with the “best corporate governance practices.” AVANGRID employs approximately 6,500 people. Iberdrola S.A., a corporation (sociedad anónima) organized under the laws of the Kingdom of Spain, a worldwide leader in the energy industry, directly owns 81.5% of outstanding shares of AVANGRID common stock. Our primary business is ownership of our operating businesses, which are described below.
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
In December 2017, our management committed to a plan to sell the gas storage and trading businesses because they represented non-core businesses that are not aligned with our strategic objectives. At that time, we determined that the assets and liabilities associated with our gas trading and storage businesses met the criteria for classification as assets held for sale, but did not meet the criteria for classification as discontinued operations. On March 1, 2018, the Company closed a transaction to sell Enstor Energy Services, LLC, which operated AVANGRID’s gas trading business, to CCI U.S. Asset Holdings LLC, a subsidiary of Castleton Commodities International, LLC. On May 1, 2018, the Company closed a transaction to sell Enstor Gas, LLC, which operated the AVANGRID’s gas storage business, to Amphora Gas Storage USA, LLC. The agreement included, among other things, a transition services agreement which obligates ARHI to provide certain transition services for up to one year after the closing date.
Through Networks, we own electric generation, transmission and distribution companies and natural gas distribution, transportation and sales companies in New York, Maine, Connecticut and Massachusetts, delivering electricity to approximately 2.2 million electric utility customers and delivering natural gas to approximately 1 million natural gas public utility customers as of September 30, 2018.
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

Through Renewables, we had a combined wind, solar and thermal installed capacity of 7,218 megawatts, or MW, as of September 30, 2018, including Renewables’ share of joint projects, of which 6,466 MW was installed wind capacity. Approximately 71% of the operating capacity was contracted as of September 30, 2018, for an average period of 8.8 years. Being among the top three largest wind operators in the United States based on installed capacity as of September 30, 2018, Renewables strives to lead the transformation of the U.S. energy industry to a competitive, clean energy future. Renewables currently operates 57 wind farms in 21 states across the United States.
Summary of Results of Operations
Our operating revenues increased by 15%, from $1,341 million for the three months ended September 30, 2017 to $1,546 million for the three months ended September 30, 2018.
Networks business revenues increased due to the impact of higher customer rates and an increase in cooling degree days from warmer weather. Renewables had an increase in revenue mainly due to an increase in wind generation along with higher average prices in the period.
Net income attributable to AVANGRID increased by 26% from $99 million for the three months ended September 30, 2017 to $125 million for the three months ended September 30, 2018. Networks net income decreased primarily due to higher non-deferrable storm costs and the associated impacts including lower capitalized labor. Renewables net income increased as a result of higher wind generation and increase in average prices.
Adjusted EBITDA (a non-GAAP financial measure) increased by 6% from $468 million for the three months ended September 30, 2017 to $494 million for the three months ended September 30, 2018. Adjusted gross margin (a non-GAAP financial measure) increased by 7%, from $936 million for the three months ended September 30, 2017 to $998 million for the three months ended September 30, 2018. The increase in the non-GAAP adjusted EBITDA and non-GAAP adjusted gross margin is primarily driven by increased customer rates and an increase in cooling degree days from warmer weather in the period in Networks service areas as well as increased wind generation in the period at Renewables, offset by higher non-deferrable storm costs and the associated impacts including lower capitalized labor and the adverse impact of the Tax Act on regulated revenue in Networks.
Adjusted net income (a non-GAAP financial measure) increased by 11% from $125 million for the three months ended September 30, 2017 to $139 million for the three months ended September 30, 2018. The increase is primarily due to a $15 million increase in Renewables due primarily to increased wind generation and $9 million increase in Corporate mainly driven by lower income tax expense from an effective tax rate adjustment, offset by $10 million decrease in Networks driven by higher non-deferrable storm costs and the associated impacts including lower capitalized labor in the period.
The non-GAAP adjusted net income increased by 3%, from $494 million for the nine months ended September 30, 2017 to $511 million for the nine months ended September 30, 2018. The increase is primarily due to $2 million increase in Networks driven by higher average rates and an increase in degree days offset by higher non-deferrable storm costs and the associated impacts including lower capitalized labor in the period, $33 million increase in Renewables due to increased wind generation in the period, offset by $19 million decrease in Corporate mainly driven by lower interest income on intercompany loans due to the sale of the gas business in 2018 and higher income tax expense from an effective tax rate adjustment.
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
On August 30, 2018, CNG entered into a Settlement Agreement with the Office of Consumer Counsel and PURA Prosecutorial Staff that provides for new rates effective January 1, 2019. The Settlement Agreement has been submitted to PURA for approval. The Settlement Agreement establishes an increase in rates of $9.9 million in 2019, an incremental increase of $4.6 million in 2020, and an incremental increase of $5.2 million in 2021, for a total increase of $19.7 million over the three-year rate plan. PURA is currently conducting a review of the Settlement Agreement and is expected to render a decision by the end of 2018.
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
CMP rate case
On August 25, 2014, the Maine Public Utility Commission, or the MPUC, approved a stipulation agreement that provided for a distribution rate increase for CMP of approximately $24.3 million, effective July 1, 2014, with an allowed ROE of 9.45% and an allowed equity ratio of 50%. The stipulation provided for the implementation of a revenue decoupling mechanism, or RDM, reserve accounting and sharing of incremental storm costs, a separate proceeding for recovery of a new billing system and no earning sharing. On May 29, 2018, a ten-person complaint was filed with the MPUC against CMP, Networks and AVANGRID. The complaint requested that the MPUC open a rate case to determine if CMP is making excessive returns on investment and, therefore, whether CMP’s retail rates should be lower. The complaint also requested the MPUC deny certain costs associated with the October 2017 windstorm. On July 24, 2018, the MPUC issued an order dismissing the complaint and its associated request to deny the recovery of costs associated with the October 2017 windstorm. The order initiated an investigation into CMP’s rates and revenue requirement and directed CMP to make a filing consistent with the requirements for a general rate case no later than October 15, 2018. Consistent with the order in the 10-person complaint proceeding, on August 7, 2018, the MPUC issued a Notice of

Investigation, opening the proceeding in which CMP would make its rate case filing and through which the MPUC will examine the rates and revenue requirements of CMP. On October 15, 2018, CMP filed a general rate case as directed by the MPUC requesting a ROE of 10% and an equity ratio of 55%. The company is proposing to use savings arising out of changes in federal taxation pursuant to the Tax Act to keep its distribution prices stable while making its electric system more reliable. The MPUC has established a ten-month process to review CMP’s filing and we expect a decision in August of 2019. CMP’s general rate case filing includes a proposal to enhance the resiliency of the energy grid by expanding vegetation management and pursuing additional reliability measures such as pole replacements and addition of tree wire in selected areas. Such investments are designed to strengthen CMP’s power grid so it can better stand up to severe weather. CMP is planning to use savings from the federal Tax Act to pay for the costs of resiliency programs, other investments in infrastructure and certain cost increases since 2014. We cannot predict the outcome of this matter.
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
On August 16, 2018, an amended class action lawsuit was filed against CMP and the Company in the Cumberland County Superior Court on behalf of all CMP customers alleging that CMP’s new billing software and metering system improperly overcharged customers. The plaintiff asserts this claim under the common law of unjust enrichment, breach of contract, and fraudulent and intentional misrepresentation and seeks damages, punitive damages, attorney fees and costs. On September 21, 2018, we filed a Motion to Dismiss all of the claims. We cannot predict the outcome of this class action lawsuit.
PNE Energy Supply LLC v. Eversource Energy and Avangrid, Inc. - Class Action.
On August 10, 2018, PNE Energy Supply LLC, a competitive energy supplier located in New England that purchases electricity in the day-ahead and real time wholesale electric market, filed a civil antitrust action, on behalf of itself and those similarly situated, against the Company and Eversource alleging that their respective gas subsidiaries illegally manipulated the supply of pipeline capacity in the “secondary capacity market” in order to artificially inflate New England natural gas and electricity prices. These allegations were also based on the conclusions of the White Paper issued by EDF. The plaintiff claims to represent entities who purchased electricity directly in the wholesale electricity market that it claims was targeted by the alleged anticompetitive conduct of Eversource and the Company. On September 28, 2018, the Company filed a Motion to Dismiss all of the claims based on federal preemption and lack of any evidence of antitrust behavior, citing, among other reasons, the results of the FERC staff inquiry and the dismissal of the related case, "Breiding et al. v. Eversource and Avangrid," by the same Court in September. The plaintiffs filed opposition to the motion to dismiss on October 26, 2018. We cannot predict the outcome of this class action lawsuit.
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
On October 16, 2018, the Federal Energy Regulatory Commission, or FERC, issued an order directing briefs and proposing a new methodology to calculate the NETOs ROE that is contained in NETOs’ transmission formula rate on file at FERC, or the October 2018 Order. The FERC proposes to use this new methodology to resolve Complaints I, II, III, and IV filed by the New England state consumer advocates.
The new proposed ROE methodology set forth in the October 2018 Order considers more than just the two-step discounted cash flow, or DCF, analysis adopted in the FERC order on Complaint I vacated by the Court. The new proposed ROE methodology uses three financial analyses (i.e., DCF, the capital-asset pricing model, and the expected earnings analysis) to produce a range of returns to narrow the zone of reasonableness when assessing whether a complainant has met its initial burden of demonstrating that the utility’s existing ROE is unjust and unreasonable. The new proposed ROE methodology establishes a range of just and reasonable ROEs of 9.60% to 10.99% and proposes a just and reasonable base ROE of 10.41% with a new ROE cap of 13.08%. The October 2018 Order directs the NETOs to file briefs with objections and rates consistent with the proposed methodology in all four Complaints by December 17, 2018. As of December 31, 2017, CMP and UI had a transmission rate base of $1.2 billion capped at ROE of 11.74%. If the new proposed ROE methodology is ultimately adopted by the FERC, and applies to all Complaint periods, we expect $998 million of rate base to be capped at ROE of 12.16%, $115 million of rate base to be capped at ROE of 11.91% and $122 million of rate base to be capped at ROE of 12.41%. We cannot predict the outcome of this proceeding.
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
In New York, the NYPSC Staff issued a proposal on March 29, 2018, whereby the staff recommended that Tax Act benefits be returned to customers beginning October 1, 2018. Comments on this staff proposal were submitted by the Joint Utilities of New York with a separate Appendix by each respective major utility on June 27, 2018, including our New York utility companies. NYSEG and RG&E have stated that they believe Tax Act benefits should be utilized for utility programs for the benefit of customers, including for new projects such as Automated Metering Infrastructure, or AMI, other future resiliency investments and to recover deferred regulatory assets. On August 9, 2018, the NYPSC issued an Order requiring sur-credits effective October 1, 2018. The sur-credits for NYSEG and RG&E reflected the lower effective tax rate of 21%. For NYSEG Gas, RG&E Electric and RG&E Gas the NYPSC also required the sur-credit to include the return to customers of the January - September 2018 Tax Act savings over three years. The NYPSC allowed NYSEG Electric to continue to defer the January - September 2018 Tax Act savings as well as to continue to preserve the protected and unprotected Tax Act savings until the companies' next rate cases. In Connecticut, UI and SCG expect Tax Act savings to be deferred until they are reflected in tariffs in a future rate case, unless PURA determines otherwise. CNG and Berkshire included Tax Act savings in rate cases that were filed with PURA and the DPU, respectively, in the second quarter of 2018. In Maine, CMP adjusted rates beginning July 1, 2018 to pass back to customers the Tax Act savings after offsetting for recovery of deferred 2017 storm costs. At the FERC, CMP transmission and UI transmission adjusted its tariffs in June 2018 to reflect the income statement value of Tax Act savings.
Upon enactment of the Tax Act, the Company remeasured its existing deferred income tax balances as of December 31, 2017 to reflect the decrease in the corporate income tax rate from 35% to 21%, which resulted in a material decrease to its net deferred income tax liability balances. In connection with the Tax Act, the U.S. Securities and Exchange Commission issued guidance in Staff Accounting Bulletin 118, or SAB 118, which clarified accounting for income taxes under ASC 740, Income Taxes, if information was not yet available or complete and provided up to a one year measurement period in which to complete the required analyses and accounting. Following SAB 118 guidance, the Company recorded provisional income tax amounts as of December 31, 2017 related to the Tax Act based on reasonable estimates that could be determined at that time. As of September 30, 2018, we are continuing to refine our accounting for income taxes related to the Tax Act and no material impacts have been recorded for the three and nine months ended September 30, 2018. The main items we are working to finalize relate to estimates of the income tax accounting for plant related adjustments impacting our Networks entities. The Company expects final adjustments to the provisional amounts to be recorded in the fourth quarter of 2018 and the adjustments could be material to the Company’s future results of operations or financial positions.
Power Tax Audits
In 2015, we implemented power tax software to track and measure deferred tax amounts for CMP, NYSEG and RG&E. In connection with this change, we identified historical updates needed with deferred taxes recognized by CMP, NYSEG and RG&E. We increased our deferred tax liabilities in 2015, with a corresponding increase to regulatory assets, to reflect the updated amounts calculated by the power tax software. Since 2015, the NYPSC and MPUC accepted certain adjustments to deferred taxes and associated regulatory assets for this item in recent distribution rate cases, resulting in a regulatory asset balance of approximately $166 million for this item at September 30, 2018 and December 31, 2017.
In 2017, audits of the power tax regulatory assets were commenced by the NYPSC and MPUC. On January 11, 2018, the NYPSC issued an order opening an operations audit on NYSEG and RG&E and certain other New York utilities regarding tax accounting. The audit report is expected to be completed during 2018. In January 2018, the MPUC published the power tax audit report with respect to CMP, which indicated that the auditor was unable to verify the “acquisition value” of the power tax regulatory assets. The audit report requires that CMP must provide support for the beginning balance of the regulatory assets or will be unable to recover the value of the assets, which is approximately $10 million. CMP expects to respond in the fourth quarter 2018, but we cannot predict the outcome of this proceeding.

Results of Operations
The following table sets forth financial information by segment for each of the periods indicated. Based on the quantitative assessment and due to the disposition of gas trading and storage businesses (see Note 20 – Assets Held For Sale for further discussion), the Gas business no longer meets the reportable segment criteria effective in the first quarter of 2018. As a result, the prior period segment information has been restated to conform to the 2018 presentation. Additionally, as a result of the adoption of the amendments to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost, we have reclassified the non-service components of those costs from operations and maintenance to other expense within the condensed consolidated statements of income and applied these amendments retrospectively to prior periods. For further details, refer to Note 3 of our condensed consolidated financial statements for the three and nine months ended September 30, 2018.

	Three Months Ended				Three Months Ended
	September 30, 2018				September 30, 2017
	Total	Networks	Renewables	Other(1)	Total	Networks	Renewables	Other(1)
	(in millions)
Operating Revenues	$1,546	$1,228	$315	$3	$1,341	$1,125	$241	$(25)
Operating Expenses
Purchased power, natural gas and fuel used	342	277	65	—	250	204	60	(14)
Loss from assets held for sale	1	—	—	1	—	—	—	—
Operations and maintenance	574	486	92	(4)	531	442	88	1
Depreciation and amortization	226	128	98	—	205	119	80	6
Taxes other than income taxes	150	130	20	—	137	124	11	2
Total Operating Expenses	1,293	1,021	275	(3)	1,123	889	239	(5)
Operating income (loss)	253	207	40	6	218	236	2	(20)
Other Income (Expense)
Other income (expense)	(16)	(19)	6	(3)	(15)	(17)	2	—
Earnings (losses) from equity method investments	1	4	(3)	—	—	5	(5)	—
Interest expense, net of capitalization	(75)	(64)	(13)	2	(71)	(62)	(7)	(2)
Income (Loss) Before Income Tax	163	128	30	5	132	162	(8)	(22)
Income tax expense (benefit)	29	31	2	(4)	32	57	(23)	(2)
Net Income (Loss)	134	97	28	9	100	105	15	(20)
Less: Net income attributable to noncontrolling interests	9	1	8	—	1	1	—	—
Net Income (Loss) Attributable to Avangrid, Inc.	$125	$96	$20	$9	$99	$104	$15	$(20)

	Nine Months Ended				Nine Months Ended
	September 30, 2018				September 30, 2017
	Total	Networks	Renewables	Other(1)	Total	Networks	Renewables	Other(1)
	(in millions)
Operating Revenues	$4,813	$3,885	$896	$32	$4,430	$3,651	$793	$(14)
Operating Expenses
Purchased power, natural gas and fuel used	1,197	1,024	171	2	957	832	151	(26)
Loss from assets held for sale	16	—	—	16	—	—	—	—
Operations and maintenance	1,634	1,360	269	5	1,546	1,267	258	21
Depreciation and amortization	644	374	270	—	608	352	238	18
Taxes other than income taxes	444	393	47	4	422	374	38	10
Total Operating Expenses	3,935	3,151	757	27	3,533	2,825	685	23
Operating income (loss)	878	734	139	5	897	826	108	(37)
Other Income (Expense)
Other income (expense)	(57)	(60)	6	(3)	(52)	(53)	1	—
Earnings (losses) from equity method investments	8	10	(2)	—	3	12	(9)	—
Interest expense, net of capitalization	(219)	(189)	(28)	(2)	(210)	(183)	(23)	(4)
Income (Loss) Before Income Tax	610	495	115	—	638	602	77	(41)
Income tax expense (benefit)	128	118	(30)	40	179	229	(38)	(12)
Net Income (Loss)	482	377	145	(40)	459	373	115	(29)
Less: Net income attributable to noncontrolling interests	6	2	4	—	1	1	—	—
Net Income (Loss) Attributable to Avangrid, Inc.	$476	$375	$141	$(40)	$458	$372	$115	$(29)
__________________________

(1)	Other amounts represent Corporate, Gas and intersegment eliminations.
Comparison of Period to Period Results of Operations
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Operating Revenues
Our operating revenues increased by $205 million, or 15%, from $1,341 million for the three months ended September 30, 2017 to $1,546 million for the three months ended September 30, 2018, as detailed by segment below:
Networks
Operating revenues increased by $103 million, or 9%, from $1,125 million for the three months ended September 30, 2017 to $1,228 million for the three months ended September 30, 2018. Electricity revenues increased by $38 million and gas revenues decreased by $8 million, primarily due to the impact, respectively, of increased electric customer rates and lower gas customer rates in the three months period ended September 30, 2018 compared to the same period of 2017. Electricity and gas revenues for the three months ended September 30, 2018 compared to the same period in 2017, increased by $58 million and $4 million, respectively, due to increased commodity prices and higher volumes largely driven by increase in cooling degree days from warmer weather. Wholesale electricity and capacity revenues increased by $32 million for the three months ended September 30, 2018 compared to the same period of 2017 due to an increase in average prices. Revenue related regulatory activities in the period decreased by $21 million primarily due to decreases in the revenue decoupling mechanism of $14 million, non by-passable charges of $9 million, a decrease of $12 million from deferrals of excess deferred income taxes due to the changes in federal tax rates as a result of the Tax Act, which is primarily offset within income tax expense, offset by increase in energy supply reconciliation of $8 million and $6 million in transmission true-up, which is offset in operations and maintenance.
Renewables
Operating revenues increased by $74 million, or 31%, from $241 million for the three months ended September 30, 2017 to $315 million for the three months ended September 30, 2018. The increase in operating revenues was primarily due to an increase of $56 million with wind generation output increasing 464 GWh, an increase in thermal revenue of $7 million driven by higher prices in the period, income of $11 million from the sale of a claim from a bankruptcy proceeding with a customer, an increase of $6 million resulting from the settlement of a lawsuit and $3 million from other various transactions, offset by unfavorable marked to market, or MtM, changes of $9 million on energy derivative transactions entered into for economic hedging purposes.
Purchased Power, Natural Gas and Fuel Used
Our purchased power, natural gas and fuel used increased by $92 million, or 37%, from $250 million for the three months ended September 30, 2017 to $342 million for the three months ended September 30, 2018, as detailed by segment below:
Networks
Purchased power, natural gas and fuel used increased by $73 million, or 36%, from $204 million for the three months ended September 30, 2017 to $277 million for the three months ended September 30, 2018. The increase is primarily driven by $70 million and $2 million increases in average commodity prices and overall increase in the units of electricity and gas, respectively, procured due to an increase in cooling degree days from warmer weather combined with a $1 million increase in other power supply purchases.
Renewables
Purchased power, natural gas and fuel used increased by $5 million, or 8%, from $60 million for the three months ended September 30, 2017 to $65 million for the three months ended September 30, 2018. The increase is primarily driven by an increase of $9 million in power purchases and transmission costs mainly due to the addition of new capacity, offset by favorable MtM changes on derivatives of $3 million due to market price changes in the current period and decrease of $1 million in costs from other various transactions in the period.
Operations and Maintenance
Our operations and maintenance increased by $43 million, or 8%, from $531 million for the three months ended September 30, 2017 to $574 million for the three months ended September 30, 2018, as detailed by segment below:
Networks
Operations and maintenance increased by $44 million, or 10% from $442 million for the three months ended September 30, 2017 to $486 million for the three months ended September 30, 2018. The increase is primarily due to a $28 million increase driven mainly by external services, $5 million additional non-deferrable storm costs and lower capitalized labor costs of $8 million in the period.
Renewables
Operations and maintenance expenses increased by $4 million, or 5%, from $88 million for the three months ended September 30, 2017 to $92 million for the three months ended September 30, 2018. The increase is primarily due to increased costs resulting from increased capacity, which resulted in higher salary costs of $5 million related to headcount increases and higher maintenance costs of $6 million, offset by a $7 million decrease driven by the settlement of a lawsuit in the current period.
Depreciation and Amortization and Loss From Assets Held for Sale
Depreciation and amortization and loss from assets held for sale for the three months ended September 30, 2018 was $227 million compared to $205 million for the three months ended September 30, 2017, representing an increase of $22 million. The increase is primarily due to a loss of $1 million from remeasurement of assets held for sale driven by final purchase price negotiations and certain related working capital adjustments, an increase of $8 million and $18 million in depreciation expense as a result of plant additions in Networks and new capacity in Renewables, respectively, in the period, offset by $5 million lower depreciation expense in Other driven by the cessation of depreciation of assets held for sale.
Other Income (Expense) and Earnings (Losses) from Equity Method Investments
Other income (expense) and equity earnings (losses) remained at $(15) million for both the three months ended September 30, 2018 and 2017. The non-service component of pension and other post-retirement cost and change in carrying costs of regulatory deferrals increased by $2 million and $1 million, respectively, in Networks in the current period. This was offset by a $2 million increase in interest income from intercompany loans in Renewables and $1 million increase in equity earnings in the current period.

Interest Expense, Net of Capitalization
Interest expense for the three months ended September 30, 2018 and 2017 was $75 million and $71 million, respectively. Networks and Other contributed $1 million and $5 million, respectively, of interest expense from new debt issued in 2018 and 2017. Renewables interest expense increased by $6 million due to an intercompany loan in the current period. This is offset by $8 million lower interest expense in Other driven by sale of the gas business in 2018.
Income Tax Expense
The effective tax rate, inclusive of federal and state income tax, for the three months ended September 30, 2018 was 17.8%, which is lower than the 21% statutory federal income tax rate applicable in 2018, predominantly due to discrete tax adjustments recorded during the period offset by the recognition of production tax credits associated with wind production. The effective tax rate, inclusive of federal and state income tax, for the three months ended September 30, 2017 was 24.2%, which is lower than the 35% statutory federal income tax rate applicable in 2017 predominately due to the recognition of production tax credits associated with wind production.
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Operating Revenues
Our operating revenues increased by $383 million, or 9%, from $4,430 million for the nine months ended September 30, 2017 to $4,813 million for the nine months ended September 30, 2018, as detailed by segment below:
Networks
Operating revenues increased by $234 million, or 6%, from $3,651 million for the nine months ended September 30, 2017 to $3,885 million for the nine months ended September 30, 2018. Electricity revenues increased by $95 million and gas revenues decreased by $4 million, primarily due to the impact, respectively, of increased electric customer rates and lower gas customer rates in the nine months ended September 30, 2018 compared to the same period in 2017. Electricity and gas revenues for the nine months ended September 30, 2018 compared to the same period in 2017, increased by $92 million and $72 million due to increased commodity prices and higher volumes largely driven by the increase in degree days. Wholesale electricity and capacity revenues increased by $49 million for the nine months ended September 30, 2018 compared to the same period of 2017 due to an increase in average prices. In the nine months ended September 30, 2018, Networks also had an increase of $13 million from other revenues including mainly revenue generated from the Puerto Rico mutual aid, with offsetting associated costs included in operations and maintenance. Revenue related regulatory activities in the period decreased by $82 million primarily due to an adjustment of $14 million to unfunded future income tax to reflect the change from a flow through to normalization method, which was recorded in the nine months ended September 30, 2017 as an increase to revenue, with an offsetting and equal increase to income tax expense, a decrease of $78 million from deferrals of excess deferred income taxes due to changes in federal tax rates as a result of the Tax Act, which is primarily offset within income tax expense, offset by an increase of $5 million in earnings sharing and $5 million in other regulatory items in the period.
Renewables
Operating revenues increased by $103 million, or 13%, from $793 million for the nine months ended September 30, 2017 to $896 million for the nine months ended September 30, 2018. The increase in operating revenues was primarily due to an increase of $108 million with wind generation output increasing 1,402 GWh, an increase in thermal revenue of $6 million driven by higher prices, income of $11 million from the sale of a claim from a bankruptcy proceeding with a customer, an increase of $6 million resulting from the settlement of a lawsuit and an increase of $3 million from other various transactions in the period, offset by unfavorable MtM changes of $31 million on energy derivative transactions entered into for economic hedging purposes.
Purchased Power, Natural Gas and Fuel Used
Our purchased power, natural gas and fuel used increased by $240 million, or 25%, from $957 million for the nine months ended September 30, 2017 to $1,197 million for the nine months ended September 30, 2018, as detailed by segment below:
Networks
Purchased power, natural gas and fuel used increased by $192 million, or 23%, from $832 million for the nine months ended September 30, 2017 to $1,024 million for the nine months ended September 30, 2018. The increase is primarily driven by $144 million and $42 million increases in average commodity prices and overall increase in the units of electricity and gas, respectively, procured due to an increase in degree days combined with a $6 million increase in other power supply purchases.

Renewables
Purchased power, natural gas and fuel used increased by $20 million, or 13%, from $151 million for the nine months ended September 30, 2017 to $171 million for the nine months ended September 30, 2018. The increase is primarily driven by an increase of $16 million in power purchases and $28 million of transmission costs due to the addition of new capacity, offset by a decrease of $4 million in thermal purchases driven by the decline in volume and unit cost, and MtM changes on derivatives of $20 million that were favorable due to market price changes in the current period.
Operations and Maintenance
Our operations and maintenance increased by $88 million, or 6%, from $1,546 million for the nine months ended September 30, 2017 to $1,634 million for the nine months ended September 30, 2018, as detailed by segment below:
Networks
Operations and maintenance increased by $93 million, or 7% from $1,267 million for the nine months ended September 30, 2017 to $1,360 million for the nine months ended September 30, 2018. The increase is primarily due to a $48 million increase mainly driven by external services, a $10 million increase due to non-deferrable storm costs, a $9 million increase in uncollectible expenses, $9 million in purchases of renewable and zero-emission energy certificates related to a new program to adopt clean energy standards and lower capitalized labor costs of $18 million in the period.
Renewables
Operations and maintenance expenses increased by $11 million, or 4%, from $258 million for the nine months ended September 30, 2017 to $269 million for the nine months ended September 30, 2018. The increase is primarily due to increased costs resulting from increased capacity, which resulted in higher salary costs of $6 million related to headcount increases, and $6 million higher maintenance costs in the nine months ended September 30, 2018 compared with the same period of 2017.
Depreciation and Amortization and Loss From Assets Held for Sale
Depreciation and amortization and loss from assets held for sale for the nine months ended September 30, 2018 was $660 million compared to $608 million for the nine months ended September 30, 2017, an increase of $52 million. The increase is primarily due to a loss of $16 million from remeasurement of assets held for sale driven by final purchase price negotiations and certain related working capital adjustments, an increase of $25 million and $32 million in depreciation expense as a result of plant additions in Networks and new capacity in Renewables, respectively, in the period, offset by $18 million lower depreciation expense in Other driven by the cessation of depreciation of assets held for sale.
Other Income (Expense) and Earnings (Losses) from Equity Method Investments
Other income (expense) and equity earnings (losses) remained at $(49) million for both the nine months ended September 30, 2018 and 2017. The non-service component of pension and other post-retirement cost increased by $8 million in Networks, offset by a $3 million lower write-off of certain development projects in Renewables and $5 million higher equity earnings in the current period.
Interest Expense, Net of Capitalization
Interest expense for the nine months ended September 30, 2018 and 2017 was $219 million and $210 million, respectively. Networks and Other added $5 million and $15 million of interest expense from new debt issued in 2018 and 2017. In addition, Renewables interest expense increased by $12 million due to an intercompany loan in the current period. This is offset by $23 million lower interest expense in Other driven by sale of the gas business in 2018.
Income Tax Expense
The effective tax rate, inclusive of federal and state income tax, for the nine months ended September 30, 2018 was 21.0%, which is in line with the 21% statutory federal income tax rate applicable in 2018, predominantly due to $22.1 million of tax expense recorded in connection with the disposal of the Gas business and discrete adjustments recorded during the period, offset by the recognition of production tax credits associated with wind production. The effective tax rate, inclusive of federal and state income tax, for the nine months ended September 30, 2017 was 28.1%, which is lower than the 35% statutory federal income tax rate applicable in 2017 predominately due to the recognition of production tax credits associated with wind production. Additionally, $14 million in income tax expense for the nine months ended September 30, 2017, is due to unfunded future income tax to reflect the change from a flow through to normalization method, which was recorded as an increase to revenue, with an offsetting and equal increase to income tax expense. This was partially offset by other discrete tax adjustments during the period.

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
The following tables provide a reconciliation between Net Income attributable to AVANGRID and adjusted net income (non-GAAP), adjusted gross margin (non-GAAP) and adjusted EBITDA (non-GAAP) by segment for the three and nine months ended September 30, 2018 and 2017, respectively:

	Three Months Ended September 30, 2018					Nine Months Ended September 30, 2018
	Total	Networks	Renewables	Corporate*	Gas Storage	Total	Networks	Renewables	Corporate*	Gas Storage
	(in millions)					(in millions)
Net Income Attributable to Avangrid, Inc.	$125	$96	$20	$10	$(1)	$476	$375	$141	$(20)	$(20)
Adjustments:
Mark-to-market adjustments - Renewables	10	—	10	—	—	9	—	9	—	—
Restructuring charges	1	1	—	—	—	2	2	—	—	—
Loss from held for sale measurement	1	—	—	—	1	16	—	—	—	16
Income from release of collateral - Renewables	7	—	7	—	—	—	—	—	—	—
Impact of the Tax Act	—	—	—	—	—	7	—	—	7	—
Income tax impact of adjustments (1)	(5)	(1)	(5)	—	—	11	(1)	(2)	—	14
Gas Storage, net of tax	—	—	—	—	—	(10)	—	—	—	(10)
Adjusted Net Income (6)	$139	$96	$33	$10	$—	$511	$376	$147	$(13)	$—
Add: Net income attributable to noncontrolling interests	11	1	10	—	—	8	2	6	—	—
Income tax expense (2)	39	31	13	(4)	—	156	119	26	11	—
Depreciation and amortization (3)	269	165	104	—	—	798	474	324	—	—
Interest expense, net of capitalization (4)	38	25	12	1	—	116	73	36	7	—
Less: Other income and (expense)	1	1	—	—		2	2	—	—	—
Earnings (losses) from equity method investments	1	4	(3)	—	—	8	10	(2)	—	—
Adjusted EBITDA (6)	$494	$313	$174	$7	$—	$1,579	$1,032	$542	$5	$—
Add: Operations and maintenance (5)	361	303	65	(7)	—	1,198	1,006	197	(5)	—
Taxes other than income taxes	143	126	17	—	—	416	376	40	—	—
Adjusted gross margin (6)	$998	$742	$256	$—	$—	$3,193	$2,414	$779	$—	$—

	Three Months Ended September 30, 2017					Nine Months Ended September 30, 2017
	Total	Networks	Renewables	Corporate*	Gas Storage	Total	Networks	Renewables	Corporate*	Gas Storage
	(in millions)					(in millions)
Net Income Attributable to Avangrid, Inc.	$99	$104	$15	$1	$(21)	$458	$372	$115	$6	$(35)
Adjustments:
Mark-to-market adjustments - Renewables	4	—	4	—	—	(2)	—	(2)	—	—
Restructuring charges	3	3	—	—	—	3	3	—	—	—
Income tax impact of adjustments (1)	(3)	(1)	(2)	—	—	—	(1)	1	—	—
Gas Storage, net of tax	21	—	—	—	21	35	—	—	—	35
Adjusted Net Income (6)	$125	$106	$17	$1	$—	$494	$374	$114	$6	$—
Add: Net income attributable to noncontrolling interests	1	1	—	—	—	1	1	—	—	—
Income tax expense (2)	58	59	(11)	10	—	225	217	(2)	10	—
Depreciation and amortization (3)	259	155	104	—	—	752	439	313	—	—
Interest expense, net of capitalization (4)	26	25	6	(5)	—	91	83	22	(14)	—
Less: Earnings (losses) from equity method investments	—	4	(4)	—	—	1	12	(10)	—	—
Adjusted EBITDA (6)	$468	$341	$120	$6	$—	$1,561	$1,102	$457	$3	$—
Add: Operations and maintenance (5)	334	278	65	(8)	—	1,069	886	189	(6)	—
Taxes other than income taxes	134	121	11	1	—	398	361	33	4	—
Adjusted gross margin (6)	$936	$740	$196	$—	$—	$3,028	$2,349	$679	$—	$—

(1)
Income tax impact of adjustments: 2018 - $(2.6) million and $(2.3) million from MtM adjustment, $(1.9) million and $0 from release of collateral, $(0.3) million and $(0.6) million from restructuring charges, $(0.1) million and $14.4 million from loss from held for sale measurement for the three and nine months ended September 30, 2018, respectively; 2017 - $(2) million and $1 million from MtM adjustment, $(1) million from restructuring charges for the three and nine months ended September 30, 2017, respectively.

(2)
2018: Adjustments have been made for production tax credit adjustments for the amount of $11 million and $59 million for the three and nine months ended September 30, 2018, respectively, as they have been included in operating revenues in Renewables. After reflecting these by nature classification adjustments the calculated effective income tax rates are impacted for both periods presented under this by nature classification presentation.

2017: Adjustments have been made for production tax credit adjustments for the amount of $11 million and $37 million for the three and nine months ended September 30, 2017, respectively, as they have been included in operating revenues in Renewables, and $14 million of unfunded future income taxes in Networks have been reclassified from revenues to reflect classification by nature in the nine month period ended September 30, 2017, as discussed above.

(3)
2018: Adjustments have been made for the inclusion of vehicle depreciation and bad debt provision within depreciation and amortization from operations and maintenance based on the by nature classification. Vehicle depreciation was $4 million and $13 million and bad debt provision was $24 million and $62 million in Networks, for the three and nine months ended September 30, 2018, respectively. Additionally, government grants and investment tax credits amortization have been presented within other operating income and not within depreciation and amortization based on the by nature classification as follows: government grants of $1.0 million and $3.0 million in Networks and investment tax credits of $23 million and $67 million in Renewables, for the three and nine months ended September 30, 2018, respectively.

2017: Adjustments have been made for the inclusion of vehicle depreciation and bad debt provision within depreciation and amortization from operations and maintenance based on the by nature classification. Vehicle depreciation was $4 million and $13 million and bad debt provision was $23 million and $50 million in Networks, for the three and nine months ended September 30, 20177, respectively. Additionally, government grants and investment tax credits amortization have been presented within other operating income and not within depreciation and amortization based on the by nature classification as follows: government grants of $1.3 million and $4.5 million in Networks and investment tax credits of $22 million and $67 million in Renewables, for the three and nine months ended September 30, 2017, respectively.

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
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Our adjusted gross margin increased by $62 million, or 7%, from $936 million for the three months ended September 30, 2017 to $998 million for the three months ended September 30, 2018.
Our adjusted EBITDA increased by $26 million, or 6%, from $468 million for the three months ended September 30, 2017 to $494 million for the three months ended September 30, 2018.
Details of the period to period comparison are described below at the segment level.
Networks
Adjusted gross margin increased by $2 million, or less than 1%, from $740 million for the three months ended September 30, 2017 to $742 million for the three months ended September 30, 2018. The increase is primarily driven by higher customer rates and an increase in cooling degree days from warmer weather in the period offset by higher non-deferrable storm costs and the associated impacts including lower capitalized labor in the period along with the adverse impact of the Tax Act on regulated revenue with an offsetting decrease to income tax expense.
Adjusted EBITDA decreased by $28 million, or 8%, from $341 million for the three months ended September 30, 2017 to $313 million for the three months ended September 30, 2018. The decrease is primarily driven by higher non-deferrable storm costs and the associated impacts including lower capitalized labor in the period along with the adverse impact of the Tax Act on regulated revenue with an offsetting decrease to income tax expense.
Renewables
Adjusted gross margin increased by $60 million, or 30%, from $196 million for the three months ended September 30, 2017 to $256 million for the three months ended September 30, 2018. The increase was primarily due to increased wind generation in the period.
Adjusted EBITDA increased by $54 million, or 45%, from $120 million for the three months ended September 30, 2017 to $174 million for the three months ended September 30, 2018. The increase was due to the same reasons noted above in the discussion of adjusted gross margin.
Adjusted net income
Our adjusted net income decreased by $14 million, or 11%, from $125 million for the three months ended September 30, 2017 to $139 million for the three months ended September 30, 2018. The increase is primarily due to a $15 million increase in Renewables due primarily to increased wind generation and $9 million increase in Corporate mainly driven by lower income tax expense from an effective tax rate adjustment, offset by $10 million decrease in Networks driven by higher non-deferrable storm costs and the associated impacts including lower capitalized labor in the period.
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Our adjusted gross margin increased by $165 million, or 5%, from $3,028 million for the nine months ended September 30, 2017 to $3,193 million for the nine months ended September 30, 2018.

Our adjusted EBITDA increased by $18 million, or 1%, from $1,561 million for the nine months ended September 30, 2017 to $1,579 million for the nine months ended September 30, 2018.
Details of the period to period comparison are described below at the segment level.
Networks
Adjusted gross margin increased by $65 million, or 3%, from $2,349 million for the nine months ended September 30, 2017 to $2,414 million for the nine months ended September 30, 2018. The increase is primarily driven by higher non-deferrable storm costs and the associated impacts including lower capitalized labor in the period along with the adverse impact of the Tax Act on regulated revenue with an offsetting decrease to income tax expense.
Adjusted EBITDA decreased by $69 million, or 6%, from $1,102 million for the nine months ended September 30, 2017 to $1,032 million for the nine months ended September 30, 2018. The decrease is primarily driven by higher non-deferrable storm costs and the associated impacts including lower capitalized labor in the period along with the adverse impact of the Tax Act on regulated revenue with an offsetting decrease to income tax expense.
Renewables
Adjusted gross margin increased by $100 million, or 15%, from $679 million for the nine months ended September 30, 2017 to $779 million for the nine months ended September 30, 2018. The increase was primarily due to increased wind generation in the period.
Adjusted EBITDA increased by $85 million, or 19%, from $457 million for the nine months ended September 30, 2017 to $542 million for the nine months ended September 30, 2018. The increase was due to the same reasons noted above in the discussion of adjusted gross margin.
Adjusted net income
Our adjusted net income increased by $16 million, or 3%, from $494 million for the nine months ended September 30, 2017 to $511 million for the nine months ended September 30, 2018. The increase is primarily due to $2 million increase in Networks driven by higher customer rates and an increase in degree days offset by higher non-deferrable storm costs and the associated impacts including lower capitalized labor in the period, $33 million increase in Renewables due to increased wind generation in the period, offset by $19 million decrease in Corporate mainly driven by lower interest income on intercompany loans due to the sale of the gas business in 2018 and higher income tax expense from an effective tax rate adjustment.
The following tables reconcile Net Income attributable to AVANGRID to Adjusted Net Income (non-GAAP), and EPS attributable to AVANGRID to adjusted EPS (non-GAAP) for the three and nine months ended September 30, 2018 and 2017, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Networks	$96	$104	$375	$372
Renewables	20	15	141	115
Corporate (1)	10	1	(20)	6
Gas Storage	(1)	(21)	(20)	(35)
Net Income	$125	$99	$476	$458
Adjustments:
Restructuring charges (2)	1	3	2	3
Mark-to-market adjustments - Renewables (3)	10	4	9	(2)
Loss from held for sale measurement (4)	1	—	16	—
Income from release of collateral - Renewables (5)	7	—	—	—
Impact of the Tax Act (6)	—	—	7	—
Income tax impact of adjustments	(5)	(3)	11	—
Gas Storage, net of tax	—	21	(10)	35
Adjusted Net Income (7)	$139	$125	$511	$494

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Networks	$0.31	$0.34	$1.21	$1.20
Renewables	0.06	0.05	0.45	0.37
Corporate (1)	0.03	—	(0.06)	0.02
Gas Storage	—	(0.07)	(0.06)	(0.11)
Net Income	$0.40	$0.32	$1.54	$1.48
Adjustments:
Restructuring charges (2)	—	0.01	—	0.01
Mark-to-market adjustments - Renewables (3)	0.03	0.01	0.03	(0.01)
Loss from held for sale measurement (4)	—	—	0.05	—
Income from release of collateral - Renewables (5)	0.02	—	—	—
Impact of the Tax Act (6)	—	—	0.02	—
Income tax impact of adjustments	(0.02)	(0.01)	0.04	—
Gas Storage, net of tax	—	0.07	(0.03)	0.11
Adjusted Earnings Per Share (7)	$0.45	$0.40	$1.65	$1.60

(1)	Includes corporate and other non-regulated entities as well as intersegment eliminations.

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
We and our subsidiaries are required to comply with certain covenants in connection with our respective loan agreements. The covenants are standard and customary in financing agreements, and we and our subsidiaries were in compliance with such covenants as of September 30, 2018.
Liquidity Position
At September 30, 2018 and December 31, 2017, available liquidity was approximately $2.5 billion and $784 million, respectively.
We manage our overall liquidity position as part of the group of companies controlled by Iberdrola, or the Iberdrola Group, and are a party to a liquidity agreement with Bank of America, N.A. along with certain members of the Iberdrola Group. The liquidity agreement aids the Iberdrola Group in efficient cash management and reduces the need for external borrowing by the pool participants. Parties to the agreement, including us, may deposit funds with or borrow from the financial institution, provided that the net balance of funds deposited or borrowed by all pool participants in the aggregate is not less than zero. The balance at September 30, 2018 was zero. Any deposit amounts would be reflected in our condensed consolidated balance sheets under cash and cash equivalents because our deposited surplus funds under the cash pooling agreement are highly-liquid short-term investments. We also have a bi-lateral demand note agreement with a Canadian affiliate of the Iberdrola Group under which we had notes payable balance outstanding of $0 at September 30, 2018.

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
The following table provides the components of our liquidity position as of September 30, 2018 and December 31, 2017, respectively:

	As of September 30,	As of December 31,
	2018	2017
	(in millions)
Cash and cash equivalents	$32	$41
AVANGRID Credit Facility	2,500	1,500
Iberdrola Group Credit Facility	500	—
Less: borrowings	(502)	(757)
Total	$2,530	$784
AVANGRID Commercial Paper Program
On May 13, 2016, AVANGRID established a commercial paper program with a limit of $1 billion that is backstopped by the AVANGRID Credit Facility (described below). On July 30, 2018, AVANGRID increased this limit from $1 billion to $2 billion. As of September 30, 2018 and October 31, 2018, there was $502 million and $510 million of commercial paper outstanding, respectively.
AVANGRID Credit Facility
On June 29, 2018, AVANGRID and its subsidiaries, NYSEG, RG&E, CMP, UI, CNG, SCG and BGC entered into a revolving credit facility with a syndicate of banks, or the AVANGRID Credit Facility, that provides for maximum borrowings of up to $2.5 billion in the aggregate.
Under the terms of the AVANGRID Credit Facility, each joint borrower has a maximum borrowing entitlement, or sublimit, which can be periodically adjusted to address specific short-term capital funding needs, subject to the maximum limit contained in the agreement. AVANGRID’s maximum sublimit is $2 billion, NYSEG, RG&E, CMP and UI have maximum sublimits of $400 million, CNG and SCG have maximum sublimits of $150 million and BGC has a maximum sublimit of $40 million. Under the AVANGRID Credit Facility, each of the borrowers will pay an annual facility fee that is dependent on their credit rating. The initial facility fees will range from 12.5 to 17.5 basis points. The maturity date for the AVANGRID Credit Facility is June 29, 2023.
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
Since the facility is a backstop to the AVANGRID commercial paper program, the amounts available under the facility as of September 30, 2018 and October 31, 2018, were $1,998 million and $1,990 million, respectively.
Iberdrola Group Credit Facility
On June 18, 2018, AVANGRID entered into a credit facility with Iberdrola Financiacion, S.A.U., a company of the Iberdrola Group. The facility has a limit of $500 million and matures on June 18, 2023. AVANGRID pays a facility fee of 10.5 basis points annually on the facility. As of both September 30, 2018 and October 31, 2018, there was no outstanding amount under this credit facility.
Capital Resources
On May 3, 2018, Renewables closed on the sale of a tax equity interest in its El Cabo wind project which resulted in proceeds of $213 million.

On June 29, 2018, NYSEG and RG&E remarketed $326 million in aggregate principal amount of Pollution Control Revenue Bonds, issued through the New York State Energy Research and Development Authority, with mandatory tender and maturity dates ranging from 2023 to 2029 and interest rates ranging 2.625% - 3.50%.
On October 2, 2018, UI remarketed $64.5 million in aggregate principal amount of Pollution Control Refunding Revenue Bonds, issued through the Business Finance Authority of the State of New Hampshire, with mandatory tender date in 2023 and interest rate of 2.80%.
In September 2018, UI, CNG, SCG and BGC offered a total $295 million of debt in the private placement market. In connection with the offering, on October 4, 2018, collectively UI, CNG and BGC executed a note purchase agreement to issue senior unsecured notes, and SCG executed a bond purchase agreement to issue secured mortgage bonds. On October 4, 2018, UI issued $100 million of senior unsecured notes maturing in 2028 at an interest rate of 4.07%. The remaining $195 million in aggregate amount of notes/bonds are expected to be issued in January 2019, subject to certain closing conditions.
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
We expect to accrue approximately $0.9 billion in capital expenditures through the remainder of 2018.
Cash Flows
Our cash flows depend on many factors, including general economic conditions, regulatory decisions, weather, commodity price movements and operating expense and capital spending control.
The following is a summary of the cash flows by activity for the nine months ended September 30, 2018 and 2017, respectively:

	Nine Months Ended
	September 30,
	2018	2017
	(in millions)
Net cash provided by operating activities	$1,317	$1,322
Net cash used in investing activities	(1,033)	(1,667)
Net cash (used in) provided by financing activities	(290)	283
Net decrease in cash, cash equivalents and restricted cash	$(6)	$(62)
Operating Activities
For the nine months ended September 30, 2018, net cash provided by operating activities was $1,317 million. During the nine months ended September 30, 2018, Renewables contributed $417 million of operating cash flow associated with wholesale sales of energy and Networks contributed $748 million of operating cash as the result of regulated transmission and distribution sales of electricity and natural gas. Additionally, $19 million in cash was used associated with corporate operating expenses in support of the operating segments and changes in working capital provided $176 million in cash. The cash from operating activities for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 decreased by $5 million, primarily attributable to a timing of receipts and payments along with increased operating revenues. The $68 million net change in operating assets and liabilities during the nine months ended September 30, 2018 was primarily attributable to an increase in inventories and other assets/liabilities of $23 million and $61 million, respectively, cash distribution received from equity method investment of $10 million, increase in taxes accrued of $22 million and increase of $18 million in regulatory assets/liabilities, offset by a net decrease of $34 million in accounts receivable and payable due to impacts from sales and purchases in the period.
For the nine months ended September 30, 2017, net cash provided by operating activities was $1,322 million. During the nine months ended September 30, 2017, Renewables contributed $340 million of operating cash flow associated with wholesale sales of energy, and Networks contributed $725 million of operating cash as the result of regulated transmission and distribution sales of electricity and natural gas. Additionally, $6 million in cash was provided associated with corporate operating expenses in support of the operating segments and changes in working capital provided $269 million in cash. The cash from operating activities for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 increased by $108 million, primarily attributable to increased operating revenues, excluding the impact of a non-cash adjustment of unfunded future income tax discussed above. The $9 million net change in operating assets and liabilities during the nine months ended September 30, 2017 was primarily attributable to a net decrease of $74 million in accounts receivable and payable due to impacts from sales and purchases, cash distribution received from equity method investment of $11 million, offset by increase in taxes accrued of $10 million, increase in inventories and other assets/liabilities of $33 million and $96 million, respectively, and an increase of $43 million in regulatory assets/liabilities.
Investing Activities
For the nine months ended September 30, 2018, net cash used in investing activities was $1,033 million, which was comprised of $873 million associated with capital expenditures at Networks and $300 million of capital expenditures at Renewables primarily associated with payments in support of construction projects. This was offset by $36 million of contributions in aid of construction, $4 million of cash distributions from equity method investments and proceeds from sale of assets of $127 million primarily related to the sale of assets held for sale.
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
Financing Activities
For the nine months ended September 30, 2018, financing activities used $290 million in cash reflecting primarily an issuance of Pollution Control Revenue Bonds at NYSEG and RG&E with the net proceeds of $324 million, contributions from non-controlling interests of $219 million, offset by a net decrease in non-current debt and current notes payable of $353 million, distributions to non-controlling interests of $60 million, payments on capital leases of $13 million and dividends of $401 million.
For the nine months ended September 30, 2017, financing activities provided $283 million in cash reflecting primarily an issuance of First Mortgage Bonds at RG&E with the net proceeds of $294 million, a net increase in non-current debt and current notes payable of $505 million, payments on the tax equity financing arrangements of $84 million, payments on capital leases of $32 million and dividends of $401 million.
Off-Balance Sheet Arrangements
There have been no material changes in the off-balance sheet arrangements during the nine months ended September 30, 2018 as compared to those reported for the fiscal year ended December 31, 2017 in our Form 10-K.
Contractual Obligations
There have been no material changes in contractual and contingent obligations during the nine months ended September 30, 2018 as compared to those reported for the fiscal year ended December 31, 2017 in our Form 10-K.
Critical Accounting Policies and Estimates
The accompanying financial statements provided herein have been prepared in accordance with U.S. GAAP. In preparing the accompanying financial statements, our management has applied accounting policies and made certain estimates and assumptions that affect the reported amounts of assets, liabilities, stockholders’ equity, revenues and expenses, and the disclosures thereof. While we believe that these policies and estimates used are appropriate, actual future events can and often do result in outcomes that can be materially different from these estimates. The accounting policies and related risks described in our Form 10-K are those that depend most heavily on these judgments and estimates. As of September 30, 2018, the only notable changes to the significant accounting policies described in our consolidated financial statements as of December 31, 2017 and 2016, and for the three years ended December 31, 2017, are with respect to our adoption of the new accounting pronouncements described in the Note 3 of our condensed consolidated financial statements for the three and nine months ended September 30, 2018.
New Accounting Standards
We review new accounting standards to determine the expected financial impact, if any, that the adoption of each such standard will have. As of September 30, 2018, the new accounting pronouncements that we have adopted as of January 1, 2018, and reflected in our consolidated financial statements are described in Note 3 of our condensed consolidated financial statements for the three and nine months ended September 30, 2018. There have been no other material changes to the significant accounting policies described in our consolidated financial statements as of December 31, 2017 and 2016, and for the three years ended December 31, 2017.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our market risk during the nine months ended September 30, 2018, as compared to those reported for the fiscal year ended December 31, 2017 in our Form 10-K.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Please read “Note 8—Contingencies” and “Note 9—Environmental Liabilities” to the accompanying unaudited condensed consolidated financial statements under Part I, Item 1 of this report for a discussion of legal proceedings that we believe could be material to us.

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

10.1
First Amendment to Transmission Service Agreement dated October 9, 2018 by and between Central Maine Power Company and NSTAR Electric Company (d/b/a Eversource) (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed with the SEC on October 15, 2018).

10.2
First Amendment to Transmission Service Agreement dated October 9, 2018 by and among Central Maine Power Company, Massachusetts Electric Company (d/b/a National Grid) and Nantucket Electric Company (d/b/a National Grid) (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed with the SEC on October 15, 2018).

10.3
First Amendment to Transmission Service Agreement dated October 9, 2018 by and between Central Maine Power Company and Fitchburg Gas and Electric Light Company (d/b/a Unitil) (incorporated herein by reference to Exhibit 10.3 to Form 8-K filed with the SEC on October 15, 2018).

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

Avangrid, Inc.

Date: November 2, 2018	By:	/s/ James P. Torgerson
James P. Torgerson
Director and Chief Executive Officer

Date: November 2, 2018	By:	/s/ Douglas K. Stuver
Douglas K. Stuver
Senior Vice President - Chief Financial Officer