Form 10-K
period 2018-12-31
Avangrid, Inc.
filed 2019-03-01
CIK 1634997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.     Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The aggregate market value of the Avangrid, Inc.’s voting stock held by non-affiliates, computed by reference to the price at which the common equity was last sold as of the last business day of Avangrid, Inc.’s most recently completed second fiscal quarter (June 30, 2018) was $2,959 million based on a closing sales price of $52.93 per share.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 309,005,272 shares of common stock, par value $0.01, were outstanding as of February 27, 2019.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the documents listed below have been incorporated by reference into the indicated parts of this report, as specified in the responses to the item numbers involved.
Designated portions of the Proxy Statement relating to the 2019 Annual Meeting of the Shareholders are incorporated by reference into Part III to the extent described therein.

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
Non-GAAP refers to the financial measures that are not prepared in accordance with U.S. GAAP, including adjusted net income and adjusted earnings per share.

AGT	Algonquin Gas Transmission

AMI	Automated Metering Infrastructure

AOCI	Accumulated other comprehensive income

ARHI	Avangrid Renewables Holdings, Inc.

ARP	Alternative Revenue Programs

ASC	Accounting Standards Codification

Asnat	Asnat Realty, LLC

Army Corps	U.S. Army Corps of Engineers

ARO	Asset retirement obligation

AVANGRID	Avangrid, Inc.

Bcf	One billion cubic feet

BGC	The Berkshire Gas Company

BGEPA	Bald and Golden Eagle Protection Act

BLM	U.S. Bureau of Land Management

Cayuga	Cayuga Operating Company, LLC

CENG	Constellation Energy Nuclear Group, LLC

CfDs	Contracts for Differences

CFTC	Commodity Futures Trading Commission

CL&P	The Connecticut Light and Power Company

CMP	Central Maine Power Company

CNG	Connecticut Natural Gas Corporation

CPCN	Certificate of Public Convenience and Necessity

CSC	Connecticut Siting Council

DCF	Discounted cash flow

DEEP	Connecticut Department of Energy and Environmental Protection

DIMP	Distribution Integrity Management Program

DER	Distributed energy resources

Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

DOE	Department of Energy

DOER	Massachusetts Department of Energy Resources

DOJ	Department of Justice

DPA	Deferred Payment Arrangements

DPU	Massachusetts Department of Public Utilities

DSIP	Distributed System Implementation Plan

DSP	Distributed System Platform

DTh	Dekatherm

EAMs	Earnings adjustment mechanisms

EBITDA	Earnings before interest, taxes, depreciation and amortization

EDC	Massachusetts electric distribution companies

EDF	Environmental Defense Fund

EPA	Environmental Protection Agency

EPAct 2005	Energy Policy Act of 2005

ERCOT	Electric Reliability Council of Texas

ESA	Endangered Species Act

ESC	Earnings Smart Community

ESM	Earnings sharing mechanism

Evergreen Power	Evergreen Power III, LLC

Exchange Act	The Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FirstEnergy	FirstEnergy Corp.

FPA	Federal Power Act

Gas	Enstor Gas, LLC

GenConn	GenConn Energy LLC

Ginna Facility	R.E. Ginna Nuclear Power Plant

GNPP	Ginna Nuclear Power Plant, LLC.

HLBV	Hypothetical Liquidation at Book Value

HQUS	H.Q. Energy Services (U.S) Inc.

IRS	Internal Revenue Service

ISO	Independent system operator

ISO-NE	ISO New England, Inc.

kV	Kilovolts

kWh	Kilowatt-hour

LDCs	Local distribution companies

LIBOR	London Interbank Offer Rate

LIPA	Long Island Power Authority

LNG	Liquefied natural gas

LNS	Local Network Service

MBTA	Migratory Bird Treaty Act

Mcf	One thousand cubic feet

Merger Sub	Green Merger Sub, Inc.

MEPCO	Maine Electric Power Corporation

MGP	Manufactured gas plants

MHI	Mitsubishi Heavy Industries

MNG	Maine Natural Gas Corporation

MPRP	Maine Power Reliability Program

MPUC	Maine Public Utilities Commission

MtM	Mark-to-market

MW	Megawatts

MWh	Megawatt-hours

NAV	Net asset value

NECEC	New England Clean Energy Connect

NEPA	National Environmental Policy Act

NERC	North American Electric Reliability Corporation

NETOs	New England Transmission Owners

Networks	Avangrid Networks, Inc.

New York TransCo	New York TransCo, LLC.

NGA	Natural Gas Act of 1938

NOL	Net operating loss

NYISO	New York Independent System Operator, Inc.

NYPA	New York Power Authority

NYPSC	New York State Public Service Commission

NYSE	New York Stock Exchange

NYSEG	New York State Electric & Gas Corporation

NYSERDA	New York State Energy Research and Development Authority

OATT	Open Access Transmission Tariff

OCC	Connecticut Office of Consumer Counsel

OCI	Other comprehensive income

OSHA	Occupational Safety and Health Act, as amended

PA	Connecticut Public Act

PCB	Polychlorinated Biphenyls

PJM	PJM Interconnection, L.L.C.

PPA	Power purchase agreement

PTF	Pool Transmission Facilities

PUCT	Public Utility Commission of Texas

PUHCA 2005	Public Utility Holding Company Act of 2005

PURA	Connecticut Public Utilities Regulatory Authority

RAM	Rate Adjustment Mechanism

RCRA	Resource Conservation and Recovery Act

RDM	Revenue decoupling mechanism

REC	Renewable Energy Certificate

RFP	Request for Proposals

Renewables	Avangrid Renewables, LLC

REV	Reforming the Energy Vision

RG&E	Rochester Gas and Electric Corporation

ROE	Return on equity

RNS	Regional Network Service

RPS	Renewable Portfolio Standards

RSSA	Reliability Support Services Agreement

RTO	Regional transmission organization

SCG	The Southern Connecticut Gas Company

Scottish Power	Scottish Power Ltd.

SEC	United States Securities and Exchange Commission

SOX	Sarbanes-Oxley Act

SPHI	Scottish Power Holdings, Inc.

Tax Act	Tax Cuts and Jobs Act of 2017 enacted by the U.S. federal government on December 22, 2017

TEF	Tax equity financing arrangements

TOTS	Transmission Owner Transmission Solutions

UI	The United Illuminating Company

UIL	UIL Holdings Corporation

U.S. GAAP	Generally accepted accounting principles for financial reporting in the United States.

VaR	Value-at-risk

VIEs	Variable interest entities

WECC	Western Electricity Coordinating Council

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

PART I

Item 1. Business
Overview
AVANGRID is a leading sustainable energy company with approximately $32 billion in assets and operations in 24 states. AVANGRID has two primary lines of business - Avangrid Networks and Avangrid Renewables. Avangrid Networks owns eight electric and natural gas utilities, serving approximately 3.2 million customers in New York and New England. Avangrid Renewables owns and operates 7.2 gigawatts of electricity capacity, primarily through wind power, with a presence in 22 states across the United States. AVANGRID supports the achievement of the Sustainable Development Goals approved by the member states of the United Nations, and earned the Compliance Leader Verification certification from the Ethisphere Institute, a third party verification of its ethics and compliance program. AVANGRID employs approximately 6,500 people. Iberdrola S.A., a corporation (sociedad anónima) organized under the laws of the Kingdom of Spain, a worldwide leader in the energy industry, directly owns 81.5% of outstanding shares of AVANGRID common stock. AVANGRID'S primary business is ownership of its operating businesses, which are described below.
Our direct, wholly-owned subsidiaries include Avangrid Networks, Inc., or Networks, and Avangrid Renewables Holdings, Inc., or ARHI. ARHI in turn holds subsidiaries including Avangrid Renewables, LLC, or Renewables. Networks owns and operates our regulated utility businesses through its subsidiaries, including electric transmission and distribution and natural gas distribution, transportation and sales. Renewables operates a portfolio of renewable energy generation facilities primarily using onshore wind power and also solar, biomass and thermal power. The following chart depicts our current organizational structure.
Through Networks, we own electric generation, transmission and distribution companies and natural gas distribution, transportation and sales companies in New York, Maine, Connecticut and Massachusetts, delivering electricity to approximately 2.2 million electric utility customers and delivering natural gas to approximately 1.0 million natural gas public utility customers as of December 31, 2018. The interstate transmission and wholesale sale of electricity by these regulated utilities is regulated by the Federal Energy Regulatory Commission, or FERC, under the Federal Power Act, or FPA, including with respect to transmission rates. Further, Networks’ electric and gas distribution utilities in New York, Maine, Connecticut and Massachusetts are subject to regulation by the New York State Public Service Commission, or NYPSC, the Maine Public Utilities Commission, or MPUC, the Connecticut Public Utilities Regulatory Authority, or PURA, and the Massachusetts Department of Public Utilities, or DPU, respectively. Networks strives to be a leader in safety, reliability and quality of service to its utility customers.
Through Renewables, we had a combined wind, solar and thermal installed capacity of 7,218 megawatts, or MW, as of December 31, 2018, including Renewables’ share of joint projects, of which 6,466 MW were installed wind capacity. Approximately 71% of the capacity was contracted as of December 31, 2018, for an average period of 8.5 years. Being among the top three largest wind operators in the United States based on installed capacity as of December 31, 2018, Renewables strives to lead the transformation of the U.S. energy industry to a sustainable, competitive, clean energy future. Renewables currently operates 57 wind farms in 21 states across the United States.
In December 2017, our management committed to a plan to sell the gas storage and trading businesses because they represented non-core businesses that are not aligned with our strategic objectives. At that time, we determined that the assets and liabilities associated with our gas trading and storage businesses met the criteria for classification as assets held for sale, but did not meet the criteria for classification as discontinued operations. On March 1, 2018, the Company closed a transaction to sell

Enstor Energy Services, LLC, which operated AVANGRID’s gas trading business, to CCI U.S. Asset Holdings LLC, a subsidiary of Castleton Commodities International, LLC. On May 1, 2018, the Company closed a transaction to sell Enstor Gas, LLC, which operated AVANGRID’s gas storage business, to Amphora Gas Storage USA, LLC. The agreement included, among other things, a transition services agreement that obligates ARHI to provide certain transition services for up to one year after the closing date. Additional details on held for sale classification are provided in Note 26 to our consolidated financial statements contained in this Annual Report on Form 10-K.
Further information regarding the amount of revenues from external customers, including revenues by products and services, a measure of profit or loss and total assets for each segment for each of the last three fiscal years is provided in Note 23 to our consolidated financial statements contained in this Annual Report on Form 10-K.
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further details.
History
We were incorporated in 1997 as a New York corporation under the name NGE Resources, Inc. and subsequently changed our name to Energy East Corporation. The stock of Energy East Corporation was publicly traded on the New York Stock Exchange, or the NYSE. In 2007, Iberdrola, S.A. acquired Scottish Power Ltd., or Scottish Power, including ScottishPower Holdings, Inc., or SPHI, the parent company of Scottish Power’s U.S. subsidiaries. Through this acquisition, Iberdrola, S.A. acquired PPM Energy, a subsidiary that operated SPHI’s U.S. wind business, thermal generation operations and the gas storage and energy management businesses and changed PPM Energy’s name to Iberdrola Renewables. In 2008, Iberdrola, S.A. acquired Energy East Corporation, and we changed our name to Iberdrola USA, Inc. in December 2009. In 2013, we completed an internal corporate reorganization to create a unified corporate presence for the Iberdrola brand in the United States, bringing all of its U.S. energy companies under one single holding company, Iberdrola USA, Inc. The internal reorganization, completed in November 2013, resulted in the concentration of our principal businesses in two major subsidiaries: Networks, which held all of our regulated utilities; and Renewables, which held our renewable and thermal generation businesses, and gas storage and marketing businesses.
We were the corporate parent of The Southern Connecticut Gas Company, or SCG, Connecticut Natural Gas Corporation, or CNG and The Berkshire Gas Company, or BGC, prior to UIL Holdings Corporation, or UIL, acquiring those companies in 2010.
On December 16, 2015, we completed the acquisition of UIL, pursuant to which UIL merged with and into our wholly-owned subsidiary, Green Merger Sub, Inc., or Merger Sub, with Merger Sub surviving as our wholly-owned subsidiary. The acquisition was effected pursuant to the Agreement and Plan of Merger, dated as of February 25, 2015, or the Merger Agreement, by and among us, Merger Sub and UIL. Following the completion of the acquisition, Merger Sub was renamed “UIL Holdings Corporation” and we were renamed Avangrid, Inc. Immediately following the completion of the acquisition, former UIL shareowners owned 18.5% of the outstanding shares of common stock of AVANGRID, and Iberdrola, S.A. owned the remaining shares. Effective as of April 30, 2016, UIL and its subsidiaries were transferred to a wholly-owned subsidiary of Networks.
Networks
Overview
Networks, a Maine corporation, holds our regulated utility businesses, including electric generation, transmission and distribution and natural gas distribution, transportation and sales. Networks serves as a super-regional energy services and delivery company through the eight regulated utilities it owns directly:

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
For the year ended December 31, 2018, Networks distributed approximately 37.3 million megawatt-hours, or MWh, of electricity. As of December 31, 2018, Networks provided electric service to its approximately 2.2 million customers in the states of New York, Maine and Connecticut. In total, the electric system of Networks’ regulated utilities consisted of 8,662 miles of transmission lines, 70,653 miles of distribution lines and 821 substations as of December 31, 2018. Furthermore, for the year ended December 31, 2018, Networks delivered approximately 203 million dekatherms, or DTh, of natural gas, to approximately 1 million customers, providing service in the states of New York, Maine, Connecticut and Massachusetts.
The demand for electric power and natural gas is affected by seasonal differences in the weather. Demand for electricity in each of the states in which Networks operates tends to increase during the summer months to meet cooling load or in winter months for heating load while statewide demand for natural gas tends to increase during the winter to meet heating load.
The following table sets forth certain information relating to the rate base, number of customers and the amount of electricity or natural gas provided by each of Networks’ regulated utilities as of and for the year ended December 31, 2018:

Utility	Rate Base(1) (in billions)	Electricity Customers	Electricity Delivered (in MWh)	Natural Gas Customers	Natural Gas Delivered (in DTh)
NYSEG	$2.7	898,685	15,728,000	267,893	57,649,000
RG&E	$1.9	381,377	7,221,000	315,684	58,367,000
CMP	$2.4	627,114	9,240,000	—	—
MNG	$0.1	—	—	4,803	1,487,000
UI	$1.6	336,394	5,148,000	—	—
SCG	$0.6	—	—	198,966	36,251,000
CNG	$0.5	—	—	177,660	37,995,000
BGC	$0.1	—	—	40,381	10,545,000

(1)
“Rate base” means the net assets upon which a utility can receive a specified return, based on the value of such assets. The rate base is set by the relevant regulatory authority and typically represents the value of specified property, such as plants, facilities and other investments of the utility. These rate base values have been calculated using the best estimates as of December 31, 2018.

During the last five years, Networks has invested nearly $5.9 billion in creating a delivery network with greater capacity and improved reliability, environmental security and sustainability, efficiency and automation. Networks continuously improves its grid to accommodate new requirements for advanced metering, demand response and enhanced outage management, while improving its flexibility for the integration and management of distributed energy resources, or DER.
New York
As of December 31, 2018, NYSEG served approximately 899,000 electricity customers and 268,000 natural gas customers across more than 40% of upstate New York’s geographic area, while RG&E served approximately 381,000 electricity customers and 316,000 natural gas customers in a nine-county region centered around Rochester, in western New York.
In 2018, the nine hydroelectric plants owned by NYSEG and RG&E generated approximately 267 million kilowatt-hours, or kWh, of clean hydropower, which is enough energy to power 37,100 homes across New York State, assuming an average electricity consumption of 600 kWh per month per customer. See “—Properties—Networks” for more information regarding Networks’ electric generation plants.
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
Maine
As of December 31, 2018, CMP delivered electricity to more than 627,000 customers in an 11,000 square-mile service area in central and southern Maine. CMP completed a $1.4 billion investment plan for the construction of upgrades to the bulk power transmission grid in Maine, the largest transmission investment in the history of Maine, which included the construction of five new 345-kilovolt, or kV, substations and related facilities linked by approximately 440 miles of new transmission lines (refers to the Maine Power Reliability Program, or MPRP).
CMP also owns 78% of the Maine Electric Power Corporation, or MEPCO, a single-asset 182-mile 345kV electric transmission line from the Maine/New Brunswick border to Wiscasset, Maine.

As of December 31, 2018, MNG delivers natural gas to 4,803 customers in central and southern Maine. MNG continues to build out in 12 communities.
On February 14, 2018, the New England Clean Energy Connect, or NECEC, transmission project, proposed in a joint bid by CMP and Hydro-Québec, was selected by the Massachusetts electric utilities and the Massachusetts Department of Energy Resources, or DOER, in the Commonwealth of Massachusetts’s 83D clean energy Request for Proposal, or RFP, to move forward as the alternative to the Northern Pass Transmission project which failed to win approval from the New Hampshire Site Evaluation Committee by March 27, 2018. On March 28, 2018, the DOER informed CMP that the conditional selection of Northern Pass Transmission project had been terminated, making the NECEC transmission project the lone winning bid in the RFP. The proposed NECEC transmission project includes a 145-mile transmission line linking the electrical grids in Québec, Canada and New England. The project, which has an estimated cost of approximately $950 million, would add 1,200 MW of transmission capacity to supply New England with power from reliable hydroelectric generation.
On June 13, 2018, CMP entered into transmission service agreements, or TSAs, with the purchasing Massachusetts electric distribution companies, or the EDCs, and H.Q. Energy Services (U.S.) Inc., or HQUS, an affiliate of Hydro-Québec, which govern the terms of service and revenue recovery for the NECEC transmission project. Simultaneous with the execution of the TSAs with CMP, the EDCs have executed certain PPAs with HQUS for sales of electricity and environmental attributes to the EDCs. The EDCs submitted the TSAs and PPAs to the DPU for approval on July 23, 2018, and CMP filed the TSAs for approval by the FERC on August 20, 2018. On October 19, 2018, FERC issued an order accepting the TSAs for filing as CMP rate schedules effective as of October 20, 2018. The DPU proceedings are ongoing with a decision from the agency expected in the second quarter of 2019.
The NECEC project also requires certain permits, including environmental, from multiple state and federal agencies and a presidential permit from the U.S. Department of Energy, authorizing the construction, operation, maintenance and connection of facilities for the transmission of electric energy at the international border between the United States and Canada. These permitting activities are ongoing. CMP expects to obtain the applicable state and federal permits by year end 2019. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further details.
Connecticut
As of December 31, 2018, UI served more than 336,000 residential, commercial and industrial customers in a service area of approximately 335 square miles in the southwestern part of Connecticut. The service area includes Bridgeport and New Haven and is home to a diverse array of business sectors including aerospace manufacturing, healthcare, biotech, financial services, precision manufacturing, retail and education. UI’s retail electric revenues vary by season, with the highest revenues typically in the third quarter of the year reflecting seasonal rates, hotter weather and air conditioning use.
UI is also a party to a joint venture with Clearway Energy, Inc. (formerly NRG Yield, Inc.), which is an affiliate of Global Infrastructure Partners, or GIP, pursuant to which UI holds 50% of the membership interests in GCE Holding LLC, whose wholly owned subsidiary, GenConn Energy LLC, or GenConn, operates peaking generation plants in Devon, Connecticut, or GenConn Devon, and Middletown, Connecticut, or GenConn Middletown. In September 2018, NRG Energy, Inc. sold its interests in NRG Yield, Inc. to GIP. The sale is not expected to have an impact on GenConn.
As of December 31, 2018, SCG and CNG provided local gas distribution services to approximately 377,000 customers in the greater Hartford-New Britain area, Greenwich and the southern Connecticut coast from Westport to Old Saybrook, including the cities of Bridgeport and New Haven.
Massachusetts
As of December 31, 2018, BGC provided local gas distribution services to approximately 40,000 customers in a service area in western Massachusetts, which includes the cities of Pittsfield, North Adams and Greenfield.

Rate Base
These rate base values were calculated using the best estimates as of December 31, 2018. The rate base of Networks’ regulated utilities for the years indicated below were as follows:

Rate base	2016	2017	2018
	(in millions)
NYSEG Electric	$1,828	$1,872	$2,067
NYSEG Gas	490	534	585
RG&E Electric	1,061	1,218	1,386
RG&E Gas	407	428	497
Subtotal New York	3,786	4,052	4,535
CMP Dist.	790	854	903
CMP Trans.	1,447	1,460	1,460
MNG	69	67	71
Subtotal Maine	2,306	2,381	2,434
UI Dist.	972	1,007	1,035
UI Trans.	544	570	592
SCG	510	536	550
CNG	429	449	479
Subtotal Connecticut	2,456	2,562	2,656
BGC	91	107	111
Total	$8,638	$9,103	$9,736

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

	2016	2017	2018
NYSEG Electric	50% / 50%: 9.50% - 10.00% 75% / 25%: 10.00% - 10.50% 90% / 10%: over 10.50%; Based on Actual Equity Ratio up to 50% *	50% / 50%: 9.65% - 10.15% 75% / 25%: 10.15% - 10.65% 90% / 10%: over 10.65%; Based on Actual Equity Ratio up to 50%	50% / 50%: 9.75% - 10.25% 75% / 25%: 10.25% - 10.75% 90% / 10%: over 10.75%; Based on Actual Equity Ratio up to 50%
NYSEG Gas	Same as above	Same as above	Same as above
RG&E Electric	Same as above	Same as above	Same as above
RG&E Gas	Same as above	Same as above	Same as above
CMP Dist.	No ESM	No ESM	No ESM
CMP Trans.	No ESM	No ESM	No ESM
MNG	No ESM	50% / 50% over 11.55%	50% / 50% over 11.55%
UI	50% / 50% over 9.15%	50% / 50% over 9.10%	50% / 50% over 9.10%
SCG	No ESM	No ESM	50% / 50% over 9.25%
CNG	50% / 50% over 9.18%	50% / 50% over 9.18%	50% / 50% over 9.18%
BGC	No ESM	No ESM	No ESM
 *No ESM from January through April 2016.
Renewables
The Renewables business, based in Portland, Oregon, is engaged primarily in the design, development, construction, management and operation of generation plants that produce electricity using renewable resources and, with more than 60 renewable energy projects, is one of the leaders in renewable energy production in the United States based on installed capacity. Renewables’

primary business is onshore wind energy generation, which represented approximately 90% of Renewables’ combined installed capacity as of December 31, 2018. For the year ended December 31, 2018, Renewables produced approximately 16,207,000 MWh of energy through wind power generation. Renewables had a pipeline of approximately 14,000 MW (approximately 10,000 MW - onshore and approximately 4,000 MW - offshore) of future renewable energy projects in various stages of development as of December 31, 2018.
Typically, Renewables enters into long-term lease agreements with property owners who lease their land for renewable projects. Electricity generated at a wind project is then transmitted to customers through long-term agreements with purchasers. There are a limited number of turbine suppliers in the market. Renewables’ largest turbine suppliers, Siemens-Gamesa, in which Iberdrola has an 8.1% ownership, and GE Wind, in the aggregate supplied turbines which accounted for 74% of Renewables’ installed wind capacity as of December 31, 2018.
Renewables currently operates 57 wind farms in 21 states across the United States. To monetize the tax benefits resulting from production tax credits and accelerated tax depreciation available to qualifying wind energy projects, Renewables has entered into “tax equity” financing structures with third party investors for a portion of its wind farms. Renewables holds nine operating wind farms under these structures through limited liability companies jointly owned by one or more third party investors. These investors generally provide an up-front investment or, in some cases, payments over time for their membership interests in the financing structures. In return, the investors receive specified cash distribution allocations and substantially all of the tax earnings and benefits generated by the wind farms, until such benefits achieve a negotiated return on their investment. Upon attainment of this target return, the sharing of the cash flows and tax benefits flip, with Renewables receiving substantially all of these amounts thereafter. We also have an option to repurchase the investor’s interest within a certain timeframe after the target return is met. Renewables maintains operational and management control over the wind farm businesses, subject to investor approval of certain major decisions. See “—Properties—Renewables” for more information regarding Renewables’ wind power generation properties.
Additionally, as part of the Renewables portfolio, Renewables operates two thermal generation facilities in the United States, with 636 MW of combined capacity as of December 31, 2018. Renewables worked closely with the City of Klamath Falls, Oregon to develop the Klamath Plant, which has a current capacity of 536 MW. The Klamath Plant operates by creating two useful forms of energy, electricity and process steam, from a single fuel source of natural gas. In addition, Renewables operates a highly flexible 100 MW Klamath Peaking Plant adjacent to the Klamath Plant, providing customers of Renewables additional capability to meet their peak summer and winter power needs.
In addition to its wind assets, Renewables operates four solar photovoltaic facilities with an installed capacity of 116 MW. The solar photovoltaic facilities produced over 262,000 MWh of renewable energy for the year ended December 31, 2018. Solar accounted for 1.5% of the total renewable energy generation from Renewables in these same periods.
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
Renewables maintains close relationships with key turbine suppliers, including Siemens-Gamesa, GE, Vestas and others in order to identify the turbine technology that safely delivers the lowest cost of energy for each candidate project in its portfolio. Renewables has deployed the following mix of turbines under this strategy. See “—Properties—Renewables” for more information regarding Renewables’ turbine technology.

MFG	Model	Rating	Turbines	MW
Siemens-Gamesa	G83	2.0	60	120
Siemens-Gamesa	G87	2.0	651	1,302
Siemens-Gamesa	G90	2.0	237	474
Siemens-Gamesa	G97	2.0	109	218
Siemens-Gamesa	G114	2.0	282	581
Siemens-Gamesa	SWT2.3-93	2.3	44	101
GE	1.5s	1.5	133	200
GE	1.5sle	1.5	1,126	1,689
GE	2.3	2.3	57	131
MHI	MWT62/1.0	1.0	45	45
MHI	MWT92/2.4	2.4	168	403
MHI	MWT95/2.4	2.4	125	300
MHI	MWT102/2.4	2.4	1	2
NEG	NM48	0.7	3	2
Suzlon	S88	2.1	341	716
Vestas	V47	0.7	34	22
Vestas	V82	1.7	97	160
Total			3,513	6,466
The Renewables meteorology team supports the commercial development of wind energy projects in Renewables’ pipeline by performing a wide variety of detailed investigations to characterize the expected wind energy production from a proposed wind farm in its pre-construction phase of development. These investigations include measuring the wind resource with several well-equipped meteorological masts, utilizing state of the art laser-based and acoustic-based remote sensing equipment, computational fluid dynamics modeling software and energy modeling software packages that characterize wake losses from any upwind turbines that may be present. The Renewables fleet of measurement masts consists of approximately 170 towers that are currently in operation. Additionally, a total of six light detecting and ranging, and six sonic detecting and ranging, remote sensing devices are deployed at sites across the United States. These remote sensing devices allow hub-height wind speed measurement from a ground-based sensor that can be rapidly deployed and moved as the project matures or changes in nature. The resulting pre-construction energy production estimates that utilize these measurements have been shown to be accurate in a multi-year internal study that compares results to actual, operational data in a benchmarking analysis. This study provides a critical feedback loop that is used to define methodology requirements for future pre-construction energy production estimates to ensure confidence in project investment. Renewables’ commitment to obtaining robust atmospheric measurement is driven by a company culture that values business case confidence and understands the role that accurate meteorological data play in the pursuit of this goal.
Regulatory Environment and Principal Markets
Federal Energy Regulatory Commission
Among other things, the FERC regulates the transmission and wholesale sales of electricity in interstate commerce and the transmission and sale of natural gas for resale in interstate commerce. Certain aspects of Networks’ businesses and Renewables’ competitive generation businesses are subject to regulation by the FERC.
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
Pursuant to a series of orders involving the ROE for regionally planned New England electric transmission projects, the FERC established a base-level transmission ROE of 11.14%, as well as providing a 50-basis point ROE adder on Pool Transmission Facilities, or PTF, for participation in the regional transmission organization, or RTO, for New England and a 100-basis point ROE incentive for projects included in the ISO-NE Regional System Plan that were completed and on line as of December 31, 2008. Certain other transmission projects received authorization for incentives up to 125 basis points.
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
Following various intermediate hearings, orders, and appellate decisions, on October 16, 2018, the FERC issued an order directing briefs and proposing a new methodology to calculate the NETOs ROE that is contained in NETOs’ transmission formula rate on file at FERC, or the October 2018 Order. The FERC proposes to use this new methodology to resolve Complaints I, II, III, and IV filed by the New England state consumer advocates.
The new proposed ROE methodology set forth in the October 2018 Order considers more than just the two-step discounted cash flow, or DCF, analysis adopted in the FERC order on Complaint I vacated by the Court. The new proposed ROE methodology uses three financial analyses (i.e., DCF, the capital-asset pricing model, and the expected earnings analysis) to produce a range of returns to narrow the zone of reasonableness when assessing whether a complainant has met its initial burden of demonstrating that the utility’s existing ROE is unjust and unreasonable. The new proposed ROE methodology establishes a range of just and reasonable ROEs of 9.60% to 10.99% and proposes a just and reasonable base ROE of 10.41% with a new ROE cap of 13.08%. Pursuant to the October 2018 Order, the NETOs filed briefs on the proposed methodology in all four Complaints on January 11, 2019. We cannot predict the outcome of this proceeding.
The FERC has the right to review books and records of “holding companies,” as defined in the Public Utility Holding Company Act of 2005, or PUHCA 2005, that are determined by FERC to be relevant to the companies’ respective FERC-jurisdictional rates. We are a holding company, as defined in PUHCA 2005.
The FERC has civil penalty authority over violations of any provision of Part II of the FPA, as well as any rule or order issued thereunder. FERC is authorized to assess a maximum civil penalty of $1.3 million per violation for each day that the violation continues. The FPA also provides for the assessment of criminal fines and imprisonment for violations under Part II of the FPA. Pursuant to the Energy Policy Act of 2005, or EPAct 2005, the North American Electric Reliability Corporation, or NERC, has been certified by the FERC as the Electric Reliability Organization for North America responsible for developing and overseeing the enforcement of electric system reliability standards applicable throughout the United States. FERC-approved reliability standards may be enforced by the FERC independently, or, alternatively, by NERC and the regional reliability organizations with frontline responsibility for auditing, investigating and otherwise ensuring compliance with reliability standards, subject to the FERC oversight.
The gas distribution operations of NYSEG, RG&E, SCG, CNG and BGC are subject to the FERC regulation under the Natural Gas Act of 1938, or NGA, with respect to their gas purchases/sales and contracted transportation/storage capacity. FERC has civil penalty authority under the NGA to impose penalties for certain violations of up to $1.3 million per day for violations. FERC also has the authority to order the disgorgement of profits from transactions deemed to violate the NGA and EPAct 2005.
Market Anti-Manipulation Regulation
The FERC and the Commodity Futures Trading Commission, or CFTC, monitor certain segments of the physical and futures energy commodities market pursuant to the FPA, the Commodity Exchange Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, including our businesses’ energy transactions and operations in the United States. With regard to the physical purchases and sales of electricity and natural gas, the gathering storage, transmission and delivery of these energy commodities and any related trading or hedging transactions that some of our operating subsidiaries undertake, our operating subsidiaries are required to observe these anti-market manipulation laws and related regulations enforced by the FERC and CFTC. The FERC and CFTC hold substantial enforcement authority, including the ability to assess civil penalties of up to $1.3 million per day per violation, to order disgorgement of profits and to recommend criminal penalties.
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
The following provides a summary of Networks regulated utilities’ most recent rate cases:

•
New York. On May 20, 2015, NYSEG and RG&E initiated a distribution rate case to ensure that the companies are able to continue to provide safe, adequate and reliable service, continue to make investments to modernize infrastructure, enhance low income programs and improve both gas and electric reliability, while maintaining the Companies’ financial integrity. On February 19, 2016, NYSEG, RG&E and other signatory parties filed a Joint Proposal, with the NYPSC for a three-year rate plan for electric and gas service at NYSEG and RG&E commencing May 1, 2016. The Joint Proposal was approved on June 15, 2016 by the NYPSC. For more information on rate case activity in New York, see Note 5 of our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K, which information is incorporated herein by reference.

The NYSEG and RG&E 2016 three-year rate plan ends in April 2019. The companies intend to file rate cases in New York in the second quarter of 2019 for new tariffs effective in the second quarter of 2020.

•
Maine. On May 1, 2013, CMP filed a distribution service rate case in order to recover past and future investments and provide safe and adequate service. On August 25, 2014, MPUC approved a stipulation agreement that provided for a distribution rate increase of approximately $24.3 million, effective July 1, 2014, with an allowed ROE of 9.45% and an allowed equity ratio of 50%. The stipulation provided for the implementation of a revenue decoupling mechanism, or RDM, reserve accounting and sharing of incremental storm costs, a separate proceeding for recovery of a new billing system and no earnings sharing. On March 1, 2018, the MPUC issued a Notice of Investigation initiating a summary investigation into CMP’s metering, billing and customer communications practices. Due to the highly technical nature of CMP’s customer billing system, on March 22, 2018 the MPUC issued an Order Initiating Audit commencing a forensic audit of CMP’s customer billing system to identify any errors that have, or continue to be resulting in billing inaccuracies. On July 10, 2018, the MPUC issued an Order Modifying Scope of Audit, which expanded the scope of the audit to include the customer communication practices that were originally identified in the Commission’s Notice of Investigation. On May 29, 2018, a ten-person complaint was filed with the MPUC against CMP, Networks and AVANGRID. The complaint requested that the MPUC open a rate case to determine if CMP is making excessive returns on investment and, therefore, whether CMP’s retail rates should be lower. The complaint also requested the MPUC deny certain costs associated with the October 2017 windstorm. On July 24, 2018, the MPUC issued an order dismissing the complaint and its associated request to deny the recovery of costs associated with the October 2017 windstorm. The order initiated an investigation into CMP’s rates and revenue requirement and directed CMP to make a filing consistent with the requirements for a general rate case no later than October 15, 2018. Consistent with the order in the ten-person complaint proceeding, on August 7, 2018, the MPUC issued a Notice of Investigation, opening the proceeding in which CMP would make its rate case filing and through which the MPUC will examine the rates and revenue requirements of CMP. On October 15, 2018, CMP filed a general rate case as directed by the MPUC requesting a ROE of 10% and an equity ratio of 55%. CMP is proposing to use savings arising out of changes in federal taxation pursuant to the Tax Cuts and Jobs Act of 2017, or the Tax Act, to keep its distribution prices stable while making its electric system more reliable. The MPUC has established a ten-month process to review CMP’s filing and we expect a decision in October of 2019. CMP’s general rate case filing includes a proposal to enhance the resiliency of the energy grid by expanding vegetation management and pursuing additional reliability measures such as pole replacements and addition of tree wire in selected areas. Such investments are designed to strengthen CMP’s power grid so it can better stand up to severe weather. CMP is planning to use savings from the federal Tax Act to pay for the costs of resiliency programs, other investments in infrastructure and certain cost increases since 2014. On December 20, 2018, the MPUC released the findings of the forensic audit of CMP’s customer billing system and customer communication practices. On January 14, 2019, the MPUC issued an Order and Notice of Investigation initiating an investigation of CMP’s metering and billing practices and initiating a separate investigation of the audit of CMP’s customer service and communication practices and incorporating such investigation into the general rate case. We cannot predict the outcome of this matter.
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

In December 2017, PURA approved new tariffs for SCG effective January 1, 2018 for a three-year rate plan with rate increases of $1.5 million, $4.7 million and $5.0 million in 2018, 2019 and 2020, respectively. The new tariff also includes an RDM and Distribution Integrity Management Program, or DIMP, mechanism similar to the mechanisms authorized for CNG, ESM, the amortization of certain regulatory liabilities (most notably accumulated hardship deferral balances and certain accumulated deferred income taxes) and tariff increases based on a ROE of 9.25% and approximately 52% equity level. Any dollars due to customers from the ESM will be first applied against any environmental regulatory asset balance as defined in the settlement agreement (if one exists at that time) or refunded to customers through a bill credit if such environmental regulatory asset balance does not exist.
On June 29, 2018, CNG filed an application with PURA for new tariffs to become effective January 1, 2019. On August 30, 2018, CNG entered into a settlement agreement with the Office of Consumer Counsel and PURA prosecutorial staff that provides for new rates effective January 1, 2019. The settlement agreement was approved by PURA on December 19, 2018. The settlement agreement included an increase in rates of $9.9 million in 2019, an incremental increase of $4.6 million in 2020 and an incremental increase of $5.2 million in 2021, for a total increase of $19.7 million over the three-year rate plan. The settlement agreement is based on an ROE of 9.30%, and an equity ratio of 54% in 2019, 54.50% in 2020 and 55% in 2021.
For more information on rate case activity in Connecticut, see Note 5 of our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K, which information is incorporated herein by reference.

•
Massachusetts. BGC’s rates are established by the DPU. BGC’s ten-year rate plan, which was approved by the DPU and included an approved ROE of 10.5%, expired on January 31, 2012. BGC continues to charge the rates that were in effect at the end of the rate plan.

On May 17, 2018, BGC filed a petition with the DPU seeking approval of a distribution rate increase to be effective January 1, 2019. On December 4, 2018, BGC and the Massachusetts Attorney General’s Office filed a settlement agreement with the DPU. The settlement agreement provides for a $1.6 million distribution base rate increase effective January 1, 2019, or February 1, 2019 if the DPU did not approve the settlement agreement prior to January 1, 2019, and an additional $0.7 million base distribution increase effective November 1, 2019, if certain investments are made by BGC. The settlement agreement contained a make-whole provision if the DPU approved the agreement after January 1, 2019. The distribution rate increase is based on a 9.70% ROE and 55% equity ratio. The settlement agreement provides for the implementation of a RDM and pension expense tracker and also provides that BGC will not file to change base distribution to become effective before November 1, 2021. The settlement agreement was approved by the DPU on January 18, 2019.
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
In April 2014, the NYPSC instituted its Reforming the Energy Vision, or REV, proceeding, the goals of which are to improve electric system efficiency and reliability, encourage renewable energy resources, support DER, and empower customer choice. Within REV and its related proceedings, the NYPSC is examining the establishment of a Distributed System Platform, or DSP, to manage and coordinate DER, and to provide customers with market data and tools to manage their energy use. The NYPSC has determined distribution utilities should be the DSP providers. The NYPSC also is examining how its regulatory practices should be modified to incent utility practices to promote REV objectives. The REV-related proceedings involve a two-phased schedule with an initial order relating to policy determinations for DSP and related matters issued in February 2015 and an initial order for regulatory design and regulatory matters issued in May 2016. All electric utilities were ordered to file an initial Distributed System Implementation Plan, or DSIP, by June 30, 2016. An initial DSIP was filed by NYSEG and RG&E and included information regarding the potential deployment of Automated Metering Infrastructure, or AMI. A separate petition for the cost recovery associated with full deployment of AMI was filed by NYSEG and RG&E in December 2016. In March, 2017, the NYPSC issued three separate REV-related orders. These orders created a series of filing requirements for NYSEG and RG&E beginning in March 2017 and extending through the end of 2018. The three orders involve: 1) modifications to the electric utilities’ proposed interconnection earnings adjustment mechanism, or EAM, framework; 2) further DSIP requirements, including filing of an updated DSIP plan by mid-2018 and implementing two energy storage projects at each company by the end of 2018; and 3) Net Energy Metering Transition including implementation of Phase One of the Value of DER. In September 2017, the NYPSC issued another order related to the Value of DER, requiring tariff filings, changes to Standard Interconnection Requirements, and planning for the implementation of automated consolidated billing. In July 2018, NYSEG and RG&E submitted an updated DSIP plan consistent with guidance received from the NY Department of Public Service. As of the end of 2018, both NYSEG and RG&E had deployed two energy storage projects each, consistent with the March 2017 NYPSC order requirements. Phase Two of the Value of DER proceeding was established and several working group sessions occurred between the latter half of 2017 and all of 2018, primarily addressing issues pertaining to compensation for DER and rate design. In December 2018, the NYPSC Staff submitted whitepapers on standby and buyback service rate design, future value stack compensation and capacity value compensation. It is expected that the NYPSC will rule on the proposals set forth in the whitepapers in 2019. An additional staff whitepaper on Rate Design for Mass Market On-Site DER projects interconnected after January 1, 2020 is scheduled to be submitted by the NYPSC Staff in the first quarter of 2019.
State public utility commissions may also have jurisdiction over certain aspects of Renewables’ competitive generation businesses. For example, in New York, certain Renewables’ generation subsidiaries are electric corporations subject to “lightened” regulation by the NYPSC. As such, the NYPSC exercises its jurisdictional authority over certain non-rate aspects of the facilities, including safety, retirements and the issuance of debt secured by recourse to those generation assets located in New York. In Texas, Renewables’ operations within the Electric Reliability Council of Texas, or ERCOT, footprint are not subject to regulation by FERC, as they are deemed to operate solely within the ERCOT market and not in interstate commerce. These operations are subject to regulation by the Public Utility Commission of Texas, or PUCT. In California, Renewables’ generation subsidiaries are subject to regulation by the California Public Utilities Commission with regard to certain non-rate aspects of the facilities, including health and safety, outage reporting and other aspects of the facilities’ operations.
Tax Cuts and Jobs Act
On December 22, 2017, the Tax Cuts and Jobs Act of 2017, or the Tax Act, was signed into law. The Tax Act significantly changed the federal taxation of business entities including, among other things, implementing a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017. Reductions in accumulated deferred income tax balances due to the reduction in the corporate income tax rates will result in amounts previously and currently collected from utility customers for these deferred taxes to be refundable to such customers, generally through reductions in future rates. The NYPSC, MPUC, PURA, DPU and the FERC have instituted separate proceedings in New York, Maine, Connecticut, Massachusetts and the FERC, respectively, to review and address the implications of the Tax Act on the utilities. For more information on the Tax Act proceedings, see Note 5 of our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K, which information is incorporated herein by reference.

RTOs and ISOs
Networks’ regulated electric utilities in New York, Connecticut and Maine, as well as some of Renewables’ generation fleet, operate in or have access to organized energy markets, known as RTOs or independent system operators, or ISOs, particularly NYISO and ISO-NE. Each organized market administers centralized bid-based energy, capacity and ancillary services markets pursuant to tariffs approved by the FERC, or in the case of ERCOT, market rules approved by the PUCT. These tariffs and rules dictate how the energy, capacity and ancillary service markets operate, how market participants bid, clear, are dispatched, make bilateral sales with one another, and how entities with market-based rates are compensated. Certain of these markets set prices, referred to as Locational Marginal Prices that reflect the value of energy, capacity or certain ancillary services, based upon geographic locations, transmission constraints and other factors. Each market is subject to market mitigation measures designed to limit the exercise of market power. Some markets limit the prices of the bidder based upon some level of cost justification. These market structures impact the bidding, operation, dispatch and sale of energy, capacity and ancillary services.
The RTOs and ISOs are also responsible for transmission planning and operations within their respective regions. Each of Networks’ transmission-owning subsidiaries in New York, Connecticut and Maine has transferred operational control over certain of its electric transmission facilities to its respective ISOs, such as ISO-NE and NYISO.
New Renewable Source Generation
Under Connecticut Public Act 11-80, or PA, Connecticut electric utilities are required to enter into long-term contracts to purchase Connecticut Class I Renewable Energy Certificates, or RECs, from renewable generators located on customer premises. Under this program, UI is required to enter into contracts totaling approximately $200 million in commitments over approximately 21 years. The obligations will phase in over a six-year solicitation period, and are expected to peak at an annual commitment level of about $13.6 million per year after all selected projects are online. Upon purchase, UI accounts for the RECs as inventory. UI expects to partially mitigate the cost of these contracts through the resale of the RECs. PA 11-80 provides that the remaining costs (and any benefits) of these contracts, including any gain or loss resulting from the resale of the RECs, are fully recoverable from (or credited to) customers through electric rates. PA 17-144 and PA18-50 added seventh and eighth years and up to $48 million in additional commitments by UI to the program.
On October 23, 2013, PURA approved UI’s renewable connections program filed in accordance with PA 11-80, pursuant to which UI has developed 10 MW of renewable generation. The costs for this program will be recovered on a cost of service basis. PURA established a base ROE to be calculated as the greater of: (A) the current UI authorized distribution ROE (currently 9.10%) plus 25 basis points and (B) the current authorized distribution ROE for The Connecticut Light and Power Company, (currently 9.25%), less target equivalent market revenues (reflected as 25 basis points). In addition, UI will retain a percentage of the market revenues from the project, which percentage is expected to equate to approximately 25 basis points on a levelized basis over the life of the project. The cost of this program, a 2.8 MW fuel cell facility in New Haven, solar photovoltaic and fuel cell facilities totaling 5 MW in Bridgeport and a 2.2 MW fuel cell facility in Woodbridge, all of which are now operational, was $41.5 million.
Pursuant to Connecticut statute, in January 2017, UI entered into a master agreement with the Connecticut Green Bank to procure Connecticut Class I RECs produced by residential solar installations in 15-year tranches, with a final tranche to commence no later than 2022. UI’s contractual obligation is to procure 20% of RECs produced by about 255 MW of residential solar installations. Connecticut statutes provide that the net costs (and any benefits) of these contracts, including any gain or loss resulting from the resale of the RECs, are fully recoverable from (or credited to) customers through electric rates.
On May 25, 2017, UI entered into six 20-year power purchase agreements, or PPAs, totaling approximately 32 MW with developers of wind and solar generation. These PPAs originated from a three-state Clean Energy RFP, and were entered into pursuant to PA 13-303 which provides that the net costs of the PPAs are recoverable through electric rates. The PPAs were approved by PURA on September 13, 2017.
On June 20, 2017, UI entered into twenty-two 20-year PPAs totaling approximately 72 MW with developers of wind and solar generation. These PPAs originated from an RFP issued by the Connecticut Department of Energy and Environmental Protection, or DEEP, under PA 15-107 1(b), which provides that the net costs of the PPAs are recoverable through electric rates. The PPAs were approved by PURA on September 7, 2017. One contract was terminated on October 24, 2017, resulting in UI having twenty-one remaining contracts from this solicitation totaling approximately 70 MW.
In October of 2018, UI entered into five PPAs totaling approximately 50 MW from developers of offshore wind and fuel cell generation. These PPAs originated from an RFP issued by DEEP, under PA 17-144 which provides that the net costs of the PPAs are recoverable through electric rates. The PPAs were filed for PURA approval on October 25, 2018. On December 19, 2018, PURA issued its final decision approving the five PPAs and approved UI’s use of the non by-passable federally mandated congestion charges for all customers to recover the net costs of the PPAs.

On December 28, 2018, DEEP issued a directive to UI to negotiate and enter into PPAs with 12 projects, totaling approximately 12 million MWh, which were selected as a result of the Zero Carbon RFP issued by DEEP pursuant to PA 17-3, which provides that the net costs of the PPAs are recoverable through electric rates. One of the selected projects is the Millstone nuclear facility located in Waterford, Connecticut and owned by Dominion Energy, Inc. DEEP’s directive provides that UI should file these PPAs for PURA by March 31, 2019. UI has not yet entered into any of these PPAs.
Under Maine law 35-A M.R.S.A §§ 3210-C, 3210-D, the MPUC is authorized to conduct periodic RFPs seeking long-term supplies of energy, capacity or RECs, from qualifying resources. The MPUC is further authorized to order Maine transmission and distribution utilities to enter into contracts with sellers selected from the MPUC’s competitive solicitation process. Pursuant to a MPUC Order dated October 8, 2009, CMP entered into a 20-year agreement with Evergreen Wind Power III, LLC, on March 31, 2010, to purchase capacity and energy from Evergreen’s 60 MW Rollins wind farm in Penobscot County, Maine. CMP’s purchase obligations under the Rollins contract are approximately $7 million per year. In accordance with subsequent MPUC orders, CMP periodically auctions the purchased Rollins energy to wholesale buyers in the New England regional market. Under applicable law, CMP is assured recovery of any differences between power purchase costs and achieved market revenues through a reconcilable component of its retail distribution rates. Although the MPUC has conducted multiple requests for proposals under M.R.S.A §3210-C and has tentatively accepted long-term proposals from other sellers, these selections have not yet resulted in additional currently effective contracts with CMP.
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
Environmental, Health and Safety
Permitting and Other Regulatory Requirements
Networks. Similar to Renewables, Networks’ distribution utilities in New York, Maine, Connecticut and Massachusetts are subject to various federal, state and local laws and regulations in connection with the environmental, health and safety effects of its operations. The distribution utilities of Networks are subject to regulation by the applicable state public utility commission with respect to the siting and approval of electric transmission lines, with the exception of UI, the siting of whose transmission lines is subject to the jurisdiction of the CSC, and with respect to pipeline safety regulations for intrastate gas pipeline operators.
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
Under the federal Toxic Substances Control Act, the Environmental Protection Agency, or EPA, has issued regulations that control the use and disposal of Polychlorinated Biphenyls, or PCBs. PCBs were widely used as insulating fluids in many electric utility transformers and capacitors manufactured before the federal Toxic Substances Control Act prohibited any further manufacture of such PCB equipment. Fluids with a concentration of PCBs higher than 500 parts per million and materials (such as electrical capacitors) that contain such fluids must be disposed of through burning in high temperature incinerators approved by the EPA. For our gas distribution companies, PCBs are sometimes found in the distribution system. Networks tests any distribution piping being removed or repaired for the presence of PCBs and complies with relevant disposal procedures, as needed.
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
Management, Disposal and Remediation of Hazardous Substances
We own or lease real property and may be subject to federal, state and local requirements regarding the storage, use, transportation and disposal of petroleum products and toxic or hazardous substances, including spill prevention, control and counter-measure requirements. Project properties and materials stored or disposed thereon may be subject to the federal RCRA, the Toxic Substances Control Act, the Comprehensive Environmental Response, Compensation and Liability Act and analogous state laws. If any of our owned or leased properties are contaminated, whether during or prior to our ownership or operation, we could be responsible for the costs of investigation and cleanup and for any related liabilities, including claims for damage to property, persons or natural resources. Such responsibility may arise even if we were not at fault and did not cause the contamination. In addition, waste generated by our operating subsidiaries is at times sent to third party disposal facilities. If such facilities become contaminated, the operating subsidiary and any other persons who arranged for the disposal or treatment of hazardous substances at those sites may be jointly and severally responsible for the costs of investigation and remediation, as well as for any claims of damages to third parties, their property or natural resources.
On September 16, 2015, UI signed a partial consent order that was then issued by DEEP in August 2016 related to the investigation and remediation of the English Station site. The consent order requires UI to investigate and remediate certain environmental conditions within the perimeter of the English Station site. Under the consent order, to the extent that the cost of this investigation and remediation is less than $30 million, UI is required to remit to the State of Connecticut the difference between such cost and $30 million to be applied to a public purpose as determined in the discretion of the Governor of the State of Connecticut, the Attorney General of the State of Connecticut and the Commissioner of DEEP. However, UI is obligated to comply with the consent order even if the cost of such compliance exceeds $30 million. The state may discuss options with UI on recovering or funding any cost above $30 million, such as through public funding or recovery from third parties, however it is not bound to agree to or support any means of recovery or funding.
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
Renewables sells the majority of its output to large investor-owned utilities, public utilities and other credit-worthy entities. Additionally, Renewables generates and provides power, among other services, to federal and state agencies, institutional retail and joint action agencies. Offtakers typically purchase renewable energy from Renewables through long-term PPAs, allowing Renewables to limit its exposure to market volatility. Approximately 71% of Renewables’ wind generating capacity is fully committed under PPAs as of December 31, 2018, with an average duration of 8.5 years. Renewables also delivers thermal output to wholesale customers in the Western United States.
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
Properties
Networks
The following table sets forth certain information relating to Networks’ electricity generation facilities and their respective locations, type and installed capacity as of December 31, 2018. Unless noted otherwise, Networks owns each of these facilities and all our generating properties are regulated under cost of service regulation.

Operating Company	Facility Location	Facility Type	Installed Capacity (in MW)	Year(s) Commissioned
NYSEG	Newcomb, NY	Diesel Turbine	4.3	1967, 2017
NYSEG	Auburn, NY(1)	Natural Gas Turbine	7.4	2000
NYSEG	Eastern New York (6 locations)	Hydroelectric	61.4	1921—1983
RG&E	Rochester, NY (3 locations)	Hydroelectric	57.1	1917—1960

(1)	The Auburn, NY natural gas turbine generating unit is leased.
UI is also party to a 50-50 joint venture with certain affiliates of Clearway Energy, Inc. in GCE Holding LLC, whose wholly owned subsidiary, GenConn, operates two 188 MW peaking generation plants, GenConn Devon and GenConn Middletown, in Connecticut.
The following table sets forth certain operating data relating to the electricity transmission and distribution activities of each of Networks’ regulated utilities as of December 31, 2018.

Utility	State	Substations	Transmission Lines (in miles)	Overhead Distribution Lines (in pole miles)	Underground Lines (in miles)	Total Distribution (in miles)	Electricity Customers
NYSEG	New York	430	4,515	32,243	2,860	35,103	898,685
RG&E	New York	155	1,094	5,918	2,894	8,812	381,377
CMP	Maine	208	2,914	21,733	1,510	23,243	627,114
UI	Connecticut	28	139	3,283	212	3,495	336,394
The following table sets forth certain operating data relating to the natural gas transmission and distribution activities of each of Networks’ regulated utilities, as of December 31, 2018:

Utility	State	Natural Gas Customers	Transmission Pipeline (in miles)	Distribution Pipeline (in miles)
NYSEG	New York	267,893	20	8,339
RG&E	New York	315,684	105	8,990
MNG	Maine	4,803	2	211
SCG	Connecticut	198,966	—	2,441
CNG	Connecticut	177,660	—	2,167
BGC	Massachusetts	40,381	—	761

CNG owns and operates a LNG plant which can store up to 1.2 Bcf of natural gas and can vaporize up to 110,000 Mcf per day of LNG to meet peak demand. SCG has contract rights to and operates a similar plant, which is owned by an affiliate, that can also store up to 1.2 Bcf of natural gas. SCG’s LNG facilities can vaporize up to 82,000 Mcf per day of LNG to meet peak demand. SCG and CNG have also contracted for 20.6 Bcf of storage with a maximum peak day delivery capability of 210,000 Mcf per day.

Renewables
The following table sets forth Renewables’ portfolio of wind projects as of December 31, 2018. Unless noted otherwise, Renewables wholly owns each of these facilities.

Location	Wind Project	Turbines	Total Installed Capacity (MW)	Commercial Operation Date	North American Electric Reliability Corporation (NERC) Region
Arizona	Dry Lake I	30 (Suzlon S88, 2.1 MW)	63	2009	WECC
	Dry Lake II	31 (Suzlon, 2.1 MW)	65	2010	WECC
California	Dillon	45 (Mitsubishi, 1 MW)	45	2008	WECC
	Manzana	126 (GE, 1.5 MW)	189	2011	WECC
	Mountain View III	34 (Vestas V47, 0.66 MW)	22	2003	WECC
	Phoenix Wind Power	3 (Neg Micon (Vestas), 0.66 MW)	2	1999	WECC
	Shiloh	100 (GE, 1.5 MW)	150	2006	WECC
	Tule	57 (GE, 2.3 MW)	131	2017	WECC
Colorado	Colorado Green	108 (GE, 1.5 MW)	162	2003	WECC
	Twin Buttes	50 (GE, 1.5 MW)	75	2007	WECC
	Twin Buttes II	30 (Gamesa G114, 2.10 MW); 6 (Gamesa G114, 2.0 MW)	75	2017	WECC
Illinois	Providence Heights	36 (Gamesa G87, 2.0 MW)	72	2008	MRO
	Streator Cayuga Ridge South	150 (Gamesa, 2.0MW)	300	2010	SERC
Iowa	Barton	80 (Gamesa, 2.0 MW)	160	2009	MRO
	Flying Cloud	29 (GE, 1.5 MW)	44	2004	MRO
	New Harvest	50 (Gamesa G87, 2.0W)	100	2012	MRO
	Top of Iowa II	40 (Gamesa G87, 2.0 MW)	80	2008	MRO
	Winnebago I	10 (Gamesa G83, 2.0 MW)	20	2008	MRO
Kansas	Elk River	100 (GE, 1.5 MW)	150	2005	MRO
Massachusetts	Hoosac	19 (GE, 1.5 MW)	29	2012	NPCC
Minnesota	Elm Creek	66 (GE, 1.5 MW)	99	2008	MRO
	MinnDakota	100 (GE, 1.5 MW)	150	2008	MRO
	Trimont	67 (GE, 1.5 MW)	101	2005	MRO
	Elm Creek II	62 (Mitsubishi, 2.4)	149	2010	MRO
	Moraine I	34 (GE, 1.5 MW)	51	2003	MRO
	Moraine II	33 (GE, 1.5 MW)	50	2009	MRO
Missouri	Farmers City	73 (Gamesa G87, 2.0 MW)	146	2009	MRO
New Hampshire	Groton	24 (Gamesa G87, 2.0 MW)	48	2012	NPCC
	Lempster	12 (Gamesa, 2 MW)	24	2008	NPCC
New Mexico	El Cabo	140 (Gamesa G114, 2.1 MW); 2 (Gamesa G114, 2.0 MW)	298	2017	WECC
New York	Hardscrabble	37 (Gamesa G90, 2MW)	74	2011	NPCC
	Maple Ridge I(1)	70 (Vestas V82, 1.65 MW)	116	2006	NPCC
	Maple Ridge II(1)	27 (Vestas V82, 1.65 MW)	45	2006	NPCC
North Carolina	Amazon Wind Farm US - East	104 (Gamesa G114, 2.0 MW)	208	2016	SERC
North Dakota	Rugby	71 (Suzlon S88, 2.1 MW)	149	2009	MRO
Ohio	Blue Creek	152 (Gamesa G90 – 2.0 MW)	304	2012	RFC
Oregon	Hay Canyon	48 (Suzlon S88, 2.1 MW)	101	2009	WECC
	Klondike I	16 (GE, 1.5 S – 1.5 MW)	24	2001	WECC
	Klondike II	50 (GE, 1.5 S – 1.5 MW)	75	2005	WECC

Location	Wind Project	Turbines	Total Installed Capacity (MW)	Commercial Operation Date	North American Electric Reliability Corporation (NERC) Region
	Klondike III	44 (Siemens, 2.3 MW); 80 (GE, 1.5 SLE, 1.5 MW); 1 (Mitsubishi, 2.4 MW)	224	2007	WECC
	Klondike IIIa	51 (GE, 1.5 MW)	77	2008	WECC
	Leaning Juniper II	74 (GE, 1.5 MW); 43 (Suzlon, 2.1 MW)	201	2011	WECC
	Pebble Springs	47 (Suzlon S88/2100, 2.1 MW)	99	2009	WECC
	Star Point	47 (Suzlon, 2.1 MW)	99	2010	WECC
Pennsylvania	Casselman	23 (GE, 1.5 MW)	35	2008	RFC
	Locust Ridge I	13 (Gamesa G87, 2.0)	26	2006	RFC
	Locust Ridge II	51 (Gamesa G83, 2.0 MW)	102	2009	RFC
	South Chestnut	23 (Gamesa, 2.0 MW)	46	2012	RFC
South Dakota	Buffalo Ridge I	24 (Suzlon, 2.1 MW)	50	2009	MRO
	Buffalo Ridge II	105 (Gamesa G87, 2.0 MW)	210	2010	MRO
Texas	Baffin	101 (Gamesa G97, 2.0 MW)	202	2015	TRE
	Barton Chapel	60 (Gamesa, 2.0 MW)	120	2009	TRE
	Peñascal I	84 (Mitsubishi, 2.4 MW)	202	2009	TRE
	Peñascal II	84 (Mitsubishi, 2.4 MW)	199	2010	TRE
Vermont	Deerfield	7 (Gamesa G87, 2.0 MW); 8 (Gamesa G97, 2.0 MW)	30	2018	NPCC
Washington	Big Horn I	133 (GE, 1.5 MW)	200	2006	WECC
	Big Horn II	25 (Gamesa, 2.0 MW)	50	2010	WECC
	Juniper Canyon	63 (Mitsubishi, 2.4 MW)	151	2011	WECC

(1)	Jointly owned with Horizon Wind Energy; capacity amounts represent only Renewables’ share of the wind farm.
Additionally, set forth below are the solar and thermal facilities operated by Renewables as of December 31, 2018. Unless otherwise noted, Renewables owns each such facility.

Facility	Location	Type of Facility	Installed Capacity (MW)	Commercial Operation Date
Copper Crossing Solar Ranch	Pinal County, Arizona	Solar	20	2011
San Luis Valley Solar Ranch (1)	Alamosa County, Colorado	Solar	30	2012
Gala Solar	Deschutes County, Oregon	Solar	56	2017
Klamath Cogeneration	Klamath Falls, Oregon	Thermal	536	2001
Klamath Peakers	Klamath Falls, Oregon	Thermal	100	2009
Wy’East Solar	Sherman County, Oregon	Solar	10	2018

(1)	Operated pursuant to a sale-and-leaseback agreement.
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
To manage these operational risks, pursuant to the cybersecurity risk policy and corporate security policy approved by the AVANGRID board, we have implemented cyber and physical security measures and continue to strengthen our security posture by improving and expanding our physical and cyber security capabilities to protect critical assets.
In an effort to reduce our vulnerability to cyber attacks, the AVANGRID board appointed a senior officer responsible for security (chief security officer) and we have established a dedicated corporate security office, responsible for improving and coordinating security and NERC compliance across the company. We have adopted a comprehensive company-wide physical and cyber security program, which is supported by a governance program to manage, oversee and assist us in meeting our corporate, legal and regulatory responsibilities with regard to the protection of our cyber, physical and information assets.
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
Employees
As of December 31, 2018, we had 6,449 employees excluding twelve international assignees. Of these 6,449 employees, 48.3% are represented by a union. The following table provides an overview of the number of employees at each business segment as of December 31, 2018:

Business Segment	Number of Employees (excluding International Assignees)	% of Union Workforce Subject to Collective Bargaining Agreement
Networks	5,325	58.4%
Renewables	831	—
Corporate	293	—
Total	6,449	48.3%
We have not experienced any work stoppages in the last five years and enjoy good relations with our labor unions. Virtually all of our employees work full‑time.
Available Information
Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports filed with the SEC may be requested, viewed or downloaded on-line, free of charge, on our website www.avangrid.com. Printed copies of these reports may be obtained free of charge by writing to our Investor Relations Department at 180 Marsh Hill Road, Orange, Connecticut, 06477.
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
Our businesses are subject to the jurisdiction of various federal, state and local regulatory agencies including, but not limited to, the FERC, the CFTC, the DOE and the EPA. Further, Networks’ regulated utilities in New York, Maine, Connecticut and Massachusetts are subject to the jurisdiction of the NYPSC, the MPUC, the New York State Department of Environmental Conservation, the Maine Department of Environmental Protection, the PURA, the CSC, the DEEP and the DPU. These regulatory agencies cover a wide range of business activities, including, among other items, the retail and wholesale rates for electric energy, capacity and ancillary services, and for the transmission and distribution of these products, the costs charged to Networks’ customers through tariffs including cost recovery clauses, the terms and conditions of Networks’ services, procurement of electricity for Networks’ customers, issuances of securities, the provision of services by affiliates and the allocation of those service costs, certain accounting matters, and certain aspects of the siting, construction and transmission and distribution systems. The FERC has the authority to impose penalties, which could be substantial, for violations of the FPA, the NGA, or related rules, including reliability and cyber security rules as described in further detail below. The Financial Accounting Standards Board, or FASB, or the SEC, may enact new accounting standards that could impact the way we are required to record revenue, expenses, assets and liabilities. Certain regulatory agencies have the authority to review and disallow recovery of costs that they consider excessive or imprudently incurred and to determine the level of return that our businesses are permitted to earn on invested capital.
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
As a result of the EPAct 2005, owners, operators and users of bulk electric systems are subject to mandatory reliability standards developed by NERC and are subject to oversight by the FERC in the U.S. and governmental authorities in Canada. The standards are based on the functions that need to be performed to ensure that the bulk electric system operates reliably. Networks’ and Renewables’ businesses have been, and will continue to be, subject to routine audits and monitoring with respect to compliance with applicable NERC reliability standards, including standards approved by the FERC that could result in an increase in the number of assets (including cyber-security assets) designated as “BES Cyber Systems,” which would subject such assets to NERC cyber-security standards. The implementation of the Balancing Authority registration for the Northwest Renewable assets in 2018 has brought increased NERC compliance requirements and additional compliance risks including increase in assets, budgets and experienced resources. This new registration as a Balancing Authority also changes the NERC audit cycle from six years down to three years for Renewables and may impact other AVANGRID NERC registrations at Networks. NERC and the FERC can be expected to continue to refine existing reliability standards as well as develop and adopt new reliability standards. Compliance with modified or new reliability standards may subject Networks’ and/or Renewables’ businesses to new requirements resulting in higher operating costs and/or increased capital expenditures. If Networks’ and/or Renewables’ businesses were found not to be in compliance with the mandatory reliability standards, it could be subject to penalties of up to $1.3 million per day per violation. Both the costs of regulatory compliance and the costs that may be imposed as a result of any actual or alleged compliance failures could have a material adverse effect on our business, results of operation, financial condition, reputation and prospects. UI completed an onsite NERC CIP audit in 2018; an offsite audit is expected to conclude in early 2019.

The NYPSC has initiated a proceeding that may result in the alteration of the public utility model in New York State and could materially and adversely impact our business and operations in New York State.
In April 2014, the NYPSC commenced a proceeding titled REV, which is an initiative to reform New York State’s energy industry and regulatory practices. REV has followed several simultaneous paths, including a formal Track 1 dealing with market design and platform technology and Track 2 dealing with regulatory reform. REV’s objectives include the promotion of more efficient use of energy, increased utilization of renewable energy resources such as wind and solar in support of New York State’s renewable energy goals and wider deployment of “distributed” energy resources, such as micro grids, on-site power supplies, and storage. Track 1 of the REV initiative involves the examination of the role that distribution utilities will have in the enablement of market-based deployment of DER to promote load management, system efficiency and peak load reductions. NYSEG and RG&E are participating in all aspects of the REV initiative with other New York utilities as well as providing their unique perspective. NYPSC staff has conducted public statement hearings across New York State regarding REV.
Various other REV-related proceedings have also been initiated by the NYPSC, each of which is following its own schedule. These proceedings include the Clean Energy Fund, Demand Response Tariffs, Community Choice Aggregation, Large Scale Renewables and Community Distributed Generation. As part of this initiative, NYSEG and RG&E entered into agreements with New York State Energy Research and Development Authority, or NYSERDA, for RECs and Zero-Emission Credits, or ZECs in 2017.
Track 2 of the REV initiative is also underway, and through a NYPSC Staff Whitepaper review process, is examining potential changes in current regulatory, tariff, market design and incentive structures which could better align utility interests with achieving New York State and NYPSC policy objectives. New York utilities will also be addressing related regulatory issues in their individual rate cases. A Track 2 order was issued in May 2016, and includes guidance related to the potential for EAMs, platform service revenues, innovative rate designs and data utilization and security. The companies, in December 2016, filed a proposal for the implementation of EAMs in the areas of system efficiency, energy efficiency, interconnections and clean air. NYSEG and RG&E continue to engage through a number of working groups that have been established to assist the implementation of the DSIP items and delivering the Value of DER/Net Metering changes.
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
The existing FERC-approved ISO-NE, transmission tariff allocates the costs of transmission facilities that provide regional benefits to all customers of participating transmission-owning utilities in New England. As new investment in regional transmission infrastructure occurs in any one state, its cost is shared across New England in accordance with a FERC-approved formula found in the transmission tariff. Participating New England transmission owners’ agreement to this regional cost allocation is set forth in the transmission operating agreement. This agreement can be modified with the approval of a majority of the transmission-owning utilities and approval by the FERC. In addition, other parties, such as state regulators, may seek certain changes to the regional cost allocation formula, which could have adverse effects on the rates Networks’ distribution companies in New England charge their retail customers. The FERC has found that the New England rate protocols lacked transparency and have established a hearing and settlement procedures. We cannot predict the outcome of this proceeding.
The FERC has issued rules requiring all RTOs and transmission owning utilities to make compliance changes to their tariffs and contracts in order to further encourage the construction of transmission for generation, including renewable generation. This compliance will require RTOs (such as ISO-NE and NYISO) and the transmission owners in New England and New York to develop methodologies that allow for regional planning and cost allocation for transmission projects chosen in the regional plan that are designed to meet public policy goals such as reducing greenhouse gas emissions or encouraging renewable generation. Such compliance may also allow non-incumbent utilities and other entities to participate in the planning and construction of new projects in Networks’ service areas and regionally.
Changes in RTO tariffs, transmission owners’ agreements or legislative policy, or implementation of these new FERC planning rules, could adversely affect our transmission planning, results of operations, financial condition and cash flows.
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
Current electric and gas rate plans of Networks’ regulated utilities include RDMs and the provisions for the recovery of energy costs, including reconciliation of the actual amount paid by such regulated utilities. There is no guarantee that such decoupling mechanisms or recovery and reconciliation mechanism will remain part of the rate plan of Networks in future rate proceedings.
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
Our businesses may face risks related to obtaining governmental approvals and permits in respect of project siting, financing, construction, operation and the negotiation of project development agreements which could delay a project and could result in a material adverse effect on our business, results of operations, financial condition and cash flows.
Renewables owns, develops, constructs and/or operates electricity generation, including renewable and thermal generators, and associated transmission facilities. Networks develops, constructs, manages and operates transmission and distribution facilities to meet customer needs. As part of these operations, our businesses must periodically apply for licenses and permits from various local, state, federal and other regulatory authorities and abide by their respective conditions. In particular, with respect to Renewables, over the past years noise standards and siting criteria in the Northeast, where population density is higher compared to the Northwest, where Renewables also operates, have grown more restrictive. Federal and state siting legislation has increased its focus on potential conflicts with military installations. Offshore wind also incorporates a new and more complex permitting process and has higher development costs. If our businesses are unsuccessful in obtaining necessary licenses or permits on acceptable terms, there is a delay in obtaining or renewing necessary licenses or permits or regulatory authorities initiate any associated investigations or enforcement actions or impose related penalties or disallowances on us, they individually or in the aggregate could have a material adverse effect on our businesses, results of operations, financial condition and cash flows.
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
Weather conditions directly influence the demand for electricity and natural gas and other fuels and affect the price of energy and energy-related commodities. Severe weather, such as ice and snow storms, hurricanes and other natural disasters, such as floods and earthquakes, can be destructive and cause power outages, bodily injury and property damage or affect the availability of fuel and water, which may require additional costs or loss of revenues, for example, the costs incurred to restore service and repair damaged facilities, to obtain replacement power and to access available financing sources, may not be recoverable from customers and could adversely affect our cash flows, results of operations and financial position. Many of our facilities could be placed at greater risk of damage should changes in the global climate produce unusual variations in temperature and weather patterns, resulting in more intense, frequent and extreme weather events, abnormal levels of precipitation and a change in sea level. A disruption or failure of electric generation, transmission or distribution systems or natural gas production, transmission, transportation, storage or distribution systems in the event of ice and snow storms, long periods of severe weather, hurricane, tornado or other severe weather event, or otherwise, could prevent us from operating our business in the normal course and could result in any of the adverse consequences described above. Because utility companies, including our regulated utilities, have large customer bases, they are subject to adverse publicity focused on the reliability of their distribution services and the speed with which they are able to respond to electric outages, natural gas leaks and similar interruptions caused by storm damage or other unanticipated events. Adverse publicity of this nature could harm our reputations and the reputations of our subsidiaries.
Furthermore, Renewables can incur damage to wind turbine equipment, either through natural events such as lightning strikes that damage blades or in-ground electrical systems used to collect electricity from turbines. Many of the operating facilities of Networks are located either in, or close to, densely populated public places. A failure of, or damage to, these facilities, could result in bodily injury or death, property damage, the release of hazardous substances or extended service interruptions. The cost of repairing damage to Networks’ facilities and the potential disruption of their operations due to storms, natural disasters or other catastrophic events could be substantial. In respect of our businesses where cost recovery is available, recovery of costs to restore service and repair damaged facilities is or may be subject to regulatory approval, and any determination by the regulator not to permit timely and full recovery of the costs incurred could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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
Cyber breaches, acts of war or terrorism or grid disturbances resulting from internal or external sources could target our generation, transmission and distribution facilities or our information technology systems. In the regular course of business, we maintain sensitive customer, employee, financial and system operating information and are required by various federal and state laws to safeguard this information. Cyber or physical security intrusions could potentially lead to disabling damage to our generation, transmission and distribution facilities and to theft and the release of critical operating information or confidential customer or employee information, which could adversely affect our operations or adversely impact our reputation, and could result in significant costs, fines and litigation. We routinely experience attempts by external parties to penetrate and attack our networks and systems. Although such attempts have not resulted in any material breaches, disruptions or loss of business - critical information, our systems and procedures for preparing and protecting against such attacks and mitigating such risks may prove to be insufficient in the future and such attacks could have an adverse impact on our business and operations. Additionally, because our generation and transmission facilities are part of an interconnected regional grid, we face the risk of blackout due to a disruption on a neighboring interconnected system. The Company maintains a specific insurance program for cyber-risk in accordance with insurance market current offerings; and that will need to be periodically reviewed due to the rapid evolution and broad range of cyber risks. While we maintain insurance coverage that is designed to address losses or claims that may arise in connection with cyber risks, such insurance coverage may be insufficient to cover all losses or claims that may arise from such risks. As threats evolve and grow increasingly more sophisticated, we may incur significant costs to upgrade or enhance our security measures to protect against such risks and we may face difficulties in fully anticipating or implementing adequate preventive measures or mitigating potential harms. In addition, we cannot ensure that a potential security breach may not occur or quantify the potential impact of such an event. Any such cyber breaches could result in a significant decrease in revenues, significant expense to repair system damage or security breaches, adversely impact our reputation, regulatory penalties and liability claims, which could have a material adverse effect on our cash flows, results of operations and financial condition.

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
Renewables has exposure to commodity price movements through their “natural” long positions in electricity in addition to proprietary trading and hedging activities.
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
We are pursuing broader development investment opportunities related to all segments of our business, particularly in respect of additional opportunities related to electric transmission, renewable energy generation, interconnections to generating resources and other development investment opportunities. The development, construction and expansion of such projects involve numerous risks. Various factors could result in increased costs or result in delays or cancellation of these projects. Offshore wind brings significant development costs associated to single projects. Risks include regulatory approval processes, permitting, new legislation, economic events, environmental and community concerns, negative publicity, design and siting issues, difficulties in obtaining required rights of way, construction delays and cost overruns, including delays in equipment deliveries, particularly of wind turbines or transformers, severe weather, competition from incumbent facilities and other entities, and actions of strategic partners. For example, there may be delays or unexpected developments in completing current and future construction projects. While most of Renewables’ construction projects are constructed under fixed-price and fixed-schedule contracts with construction and equipment suppliers, these contracts provide for limitations on the liability of these contractors to pay liquidated damages for cost overruns and construction delays. These circumstances could prevent Renewables’ construction projects from commencing operations or from meeting original expectations about how much electricity it will generate or the returns it will achieve.  In addition, for Renewables’ projects that are subject to PPAs, substantial delays could cause defaults under the PPAs, which generally require the completion of project construction by a certain date at specified performance levels. A delay resulting in a wind project failing to qualify for federal production tax credits could result in losses that would be substantially greater than the amount of liquidated damages paid to Renewables.  In December 2015, the Consolidated Appropriations Act extended the expiration date for this tax credit to December 31, 2019, for wind facilities commencing construction, with a phase-down beginning for wind projects commencing construction after December 31, 2016. In May 2018, Vineyard Wind, LLC (AVANGRID has a 50% voting interest) was selected to build 800 MW of offshore wind in Massachusetts. The company still needs to get regulatory approvals before starting construction. A delay in getting all necessary permits may impact expected returns of this project or affect the final investment decision outcome. In 2018, CMP was selected to construct a transmission line (New England Clean

Energy Connect) to provide renewable energy to Massachusetts. The company is going through a permitting process that includes federal, state and local permits that will need to be approved before the project starts construction. As is typical with large projects, we could experience delays, including in regulatory approvals, permitting and construction. Should any of these factors result in such delays or cancellations, our growth projections, financial position, results of operations and cash flows could be adversely affected or our future growth opportunities may not be realized as anticipated.
Advances in technology and rate design initiatives could impair or eliminate the competitive advantage of our business or could result in customer defection, which could have a material adverse effect on our growth, business, financial condition and results of operations.
The emergence of technology and initiatives designed to reduce greenhouse gas emissions or limit the effects of global warming and overall climate change has increased the development of new technologies for solar generation, energy efficiency and for investment in research and development to make those technologies more efficient and cost effective. There is a potential that new technology or rate design incentives could adversely affect the demand for services of our regulated subsidiaries thus impacting our revenues, which could adversely affect our cash flows, results of operations and financial concerns. For example, net energy metering allows electricity customers who supply their own electricity from on-site generation to pay only for the net energy obtained from the utility.  Further, the behind-the-meter storage systems and grid integration components such as inverters or electronics could result in electricity delivery customers abandoning the grid system or replacing part of grid services with self-supply or self-balancing, which could impact the return on current or future Networks’ assets deployed and designed to serve projected load. Such emergence of alternative sources of energy supply can result in customers relying on the power grid for limited use, such as in the case of a deficit or an emergency, or completely abandoning the grid, which is known as customer defection. While currently the regulated utilities of Networks are subject to RDMs, they are either legislatively or regulatory in nature and there is no assurance such mechanisms will always be available. The progressive reduction in the costs of distributed energy assets, as a result of technological improvements, large scale deployment in certain jurisdictions and constructive support regimes could result in customer defection (individually or integrated in micro-grids) when a net benefit analysis of investing in self-supply and storage of energy compared to energy provided by utility service appears attractive for certain customer classes. Similarly, future investments in Networks could be impacted if adequate rate making does not fully contemplate the characteristics of an integrated reliable grid from a unified perspective, regardless of customer disconnection.  Further, the interoperability, integration and standard connection of these distributed energy devices and systems could place a burden on the system of Networks’ operating subsidiaries, without adequately compensating them. Furthermore, the technologies used in the renewable energy sector change and evolve rapidly.  Techniques for the production of electricity from renewable sources are constantly improving and becoming more complex.  In order to maintain Renewables’ competitiveness and expand its business, Renewables must adjust effectively to changes in technology.  If Renewables fails to react effectively to current and future technological changes in the sector in a timely manner, Renewables’ future business growth, results of operations and financial condition could be materially adversely affected.
Renewables’ revenue may be reduced significantly upon expiration or early termination of PPAs if the market price of electricity decreases and Renewables is otherwise unable to negotiate favorable pricing terms.
Renewables’ portfolio of PPAs is made up of PPAs that primarily have fixed or otherwise predetermined electricity prices for the life of the PPA. A decrease in the market price of electricity, including lower prices for traditional fossil fuels, could result in a decrease in revenues once a PPA has expired or upon a renewal of a PPA. Any decrease in the price payable to Renewables under new PPAs could have a material adverse effect on our business, results of operations, financial conditions and cash flows. For the majority of Renewables’ wind energy generation projects, upon the expiration of a PPA, the project becomes a merchant project subject to market risks, unless Renewables can negotiate a renewal of the PPA. If Renewables is not able to replace an expiring or early terminated PPA with a contract on equivalent terms and conditions or otherwise obtain prices that permit operation of the related facility on a profitable basis, the affected site may temporarily or permanently cease operations and trigger an asset value impairment. The majority of the Renewables PPAs are fixed price contracts.  An early termination of any may result in economic losses.
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
Our subsidiaries do not own all of the land on which their projects are located. For example, Renewables does not own all of the land on which its wind projects are located. Such projects generally are, and future projects may be, located on land occupied under long-term easements, leases and rights of way. The ownership interests in the land subject to these easements, leases and rights of way may be subject to mortgages securing loans or other liens and other easements, lease rights and rights of way of third parties that were created previously. As a result, some of the rights under such easements, leases or rights of way held by our operating subsidiaries may be subject to the rights of these third parties, and the rights of our operating subsidiaries to use the land on which their projects are or will be located and their projects’ rights to such easements, leases and rights of way could be lost or curtailed. Any such loss or curtailment of the rights of our operating subsidiaries to use the land on which their projects are or will be located could have a material adverse effect on their business, results of operations, financial condition and cash flows.
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
Our businesses and activities are exposed to the risks inherent in the construction and operation of our respective assets, such as electrical power plants, wind power plants and other renewable energy projects and natural gas storage and distribution facilities, including breakdowns, manufacturing defects, natural disasters, terrorist attacks, cyber attacks and sabotage. Our subsidiaries are also exposed to third party liability risks and environmental risks. While our operating subsidiaries maintain insurance coverage, such insurance may not continue to be offered on an economically feasible basis and may not cover all events that could give rise to a loss or claim involving the assets or operations of our subsidiaries. For example, Renewables currently has 540 MW of installed capacity in California subject to known earthquake risks and approximately 600 MW of installed capacity on the Texas Gulf Coast subject to known hurricane and windstorm risks. Further, while insurance coverage applies to property damages and business interruptions, this coverage is limited as a result of severe insurance market restrictions and we are generally not fully insured against all significant losses. In addition, our subsidiaries’ insurance policies are subject to annual review by their insurers. Our ability to obtain insurance and the terms of any available insurance coverage could be materially adversely affected by international, national, state or local events and company-specific events, as well as the financial condition of insurers. If insurance coverage is not available or obtainable on acceptable terms, we may be required to pay costs associated with adverse future events. If one of our operating subsidiaries were to incur a serious uninsured loss or a loss significantly exceeding the limits of their insurance policies, the results could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Furthermore, Networks’ gas distribution and transportation activities involve a variety of inherent hazards and operating risks, such as leaks, accidents, explosions, fires and mechanical problems and could result in serious injury to employees and non-employees, loss of human life, significant damage to property, environmental pollution and impairment of our subsidiaries’ operations. In accordance with customary industry practice, our subsidiaries maintain insurance against some, but not all, of these risks and losses. The location of natural gas pipelines and other facilities near populated areas, including residential areas, commercial business centers and industrial sites, could increase the level of damages that could potentially result from these risks. The occurrence of any of these events not fully covered by insurance could adversely affect our business, results of operations, financial position and cash flows.
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
The rates that are permitted to be charged by our regulated natural gas utilities that allow for rate recovery generally allow such businesses to recover their cost of purchasing natural gas. In general, the various regulatory agencies allow our regulated utilities to recover the costs of natural gas purchased for customers on a dollar-for-dollar basis (in the absence of disallowances), without a profit component. Networks’ regulated natural gas utilities periodically adjust customer rates for increases and decreases in the cost of gas purchased by such regulated utilities for sale to its customers. Under the regulatory body-approved gas cost recovery pricing mechanisms, the gas commodity charge portion of gas rates charged to customers may be adjusted upward on a periodic basis. If the cost of purchasing natural gas increases and Networks’ regulated natural gas utilities are unable to recover these costs from its customers immediately, or at all, Networks may incur increased costs associated with higher working capital requirements and/or realize increased costs. In addition, any increases in the cost of purchasing natural gas may result in higher customer bad debt expense for uncollectible accounts and reduced sales volume and related margins due to lower customer consumption.
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
We are continuously reviewing the alternatives available to ensure that we meet our strategic objectives, which include, among other things, acquisitions, joint ventures, dispositions and restructuring.  With respect to potential acquisitions, joint ventures and restructuring actions, we may not achieve expected returns and other benefits as a result of various factors, including integration and collaboration challenges, such as personnel and technology. In addition, we may not achieve anticipated cost savings from restructuring actions. We also may participate in joint ventures with other companies or enterprises in various markets, including joint ventures where we may have a lesser degree of control over the business operations, which may expose us to additional operational, financial, legal or compliance risks. We also continue to evaluate the potential disposition of assets and businesses that may no longer help us meet our objectives or sell a stake of these assets as a way to maximize the value of our business. When we decide to sell assets or a business, we may encounter difficulty in finding buyers or executing alternative exit strategies on acceptable terms in a timely manner, which could delay the accomplishment of our strategic objectives.  Alternatively, we may dispose of a business at a price or on terms that are less than we had anticipated. Failure to achieve our strategic objectives could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Risks Relating to Ownership of Our Common Stock
The trading price and volume of our common stock may be volatile and the value of your investment could decline.
The trading price of and demand for shares of our common stock could fluctuate and will depend on a number of conditions, including:

•	the risk factors described in this Annual Report on Form 10-K;

•	general economic conditions in the U.S. and internationally, including changes in interest rates;

•	changes in electricity and natural gas prices;

•	actual, anticipated or unanticipated fluctuations in our quarterly and annual results and those of our competitors;

•	our businesses, operations, results and prospects;

•	future mergers and strategic alliances;

•	market conditions in the energy industry;

•	changes in law, government regulation, taxes, legal proceedings or other developments;

•	shortfalls in our operating results from levels forecasted by securities analysts or by us;

•	investor sentiment toward the stock of energy companies in general;

•	announcements concerning us or our competitors;

•	maintenance of acceptable credit ratings or credit quality; and

•	the general state of the securities markets.
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
Iberdrola owns approximately 81.5% of outstanding shares of our common stock and will be able to exercise significant influence over our business policies and affairs, including the composition of our board of directors and any action requiring the approval of our shareholders, including the adoption of amendments to the certificate of incorporation and bylaws and the approval of a merger or sale of substantially all of our assets, subject to applicable law and the limitations set forth in the shareholder agreement to which we and Iberdrola are parties. The directors designated by Iberdrola may have significant authority to effect decisions affecting our capital structure, including the issuance of additional capital stock, incurrence of additional indebtedness, the implementation of stock repurchase programs and the decision of whether or not to declare dividends.
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
Further, sales of our common stock by Iberdrola or the perception that sales may be made by it could significantly reduce the market price of shares of our common stock. Even if Iberdrola does not sell a large number of shares of our common stock into the market, its right to transfer such shares may depress the price of our common stock. Furthermore, pursuant to the shareholder agreement, Iberdrola is entitled to customary registration rights of our common stock, including the right to choose the method by which the common stock are distributed, a choice as to the underwriter and fees and expenses to be borne by us. Iberdrola also retains preemptive rights to protect against dilution in connection with issuances of equity by us. If Iberdrola exercises its registration rights and/or its preemptive rights, the market price of shares of our common stock may be adversely affected.

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

Item 1B. Unresolved Staff Comments.
None

Item 2. Properties.
We have included descriptions of the location and general character of our principal physical operating properties by segment in “Item 1. Business”, which is incorporated herein by reference. The principal offices of AVANGRID and Networks are located in Orange, Connecticut, Portland, Maine, and Rochester, New York, while Renewables’ headquarters is located in Portland, Oregon.

In addition, AVANGRID and its subsidiaries have various administrative offices located throughout the United States. AVANGRID leases part of its administrative and local offices.
The following table sets forth the principal properties of AVANGRID, by location, type, lease or ownership and size as of December 31, 2018:

Location	Type of Facility	Lease/Owned	Size (square feet)
Orange, Connecticut	Office	Owned	127,310
Augusta, Maine	Office	Leased	220,400
Portland, Maine	Office	Leased	16,462
Rochester, New York	Office	Owned	122,494
Portland, Oregon	Office	Leased	76,150
We believe that our office facilities are adequate for our current needs and that additional office space can be obtained if necessary.
Item 3. Legal Proceedings.
For information with respect to this item see Notes 13 and 14 of our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K, which information is incorporated herein by reference.
Item 4. Mine Safety Disclosures.
Not applicable.

Executive Officers of AVANGRID
The names and ages of all executive officers of AVANGRID as of March 1, 2019 and a brief account of the business experience during the past five years of each executive officer are as follows:

Name	Age (1)	Title
James P. Torgerson	66	Chief Executive Officer
Douglas K. Stuver	55	Senior Vice President – Chief Financial Officer
Scott M. Tremble	39	Senior Vice President – Controller
Laura Beane	44	President and Chief Executive Officer of Renewables
Douglas A. Herling	55	President and Chief Executive Officer of CMP
Peter T. Church	46	Senior Vice President – Human Resources & Corporate Administration
Ignacio Estella	49	Senior Vice President – Corporate Development
Robert D. Kump	57	President and Chief Executive Officer of Networks
Carl A. Taylor	54	President and Chief Executive Officer of NYSEG and RG&E
R. Scott Mahoney	53	Senior Vice President – General Counsel and Corporate Secretary
Anthony Marone	55	President and Chief Executive Officer of UIL

(1)	Age as of December 31, 2018.
James P. Torgerson. Mr. Torgerson was appointed Chief Executive Officer of AVANGRID on December 16, 2015, upon consummation of the acquisition of UIL. Previously, Mr. Torgerson served as president and chief executive officer of UIL since 2006. Prior to 2006, Mr. Torgerson was president and chief executive officer of Midwest Independent Transmission System Operator. Mr. Torgerson serves as the chair of the board of directors of the American Gas Association and as a trustee of the Yale-New Haven Hospital, a Director of Yale New Haven Health System, board and executive committee member of the Edison Electric Institute, and trustee of the Hartford Bishops’ Foundation for the Archdiocese of Hartford. Mr. Torgerson is the former chairman and director of the Connecticut Business and Industry Association and the former chairman of the Connecticut Institute for the 21st Century. Mr. Torgerson holds a bachelor’s of business administration degree in accounting from Cleveland State University.
Douglas K. Stuver. Mr. Stuver was appointed Senior Vice President - Chief Financial Officer of AVANGRID on July 8, 2018, and is responsible for AVANGRID’s investor relations corporate communications, risk management, treasury and purchasing divisions. Mr. Stuver joined AVANGRID in 2015 and served as Vice President – Controller of Avangrid Renewables, LLC. Prior to joining the Company, he served as chief financial officer of the Company’s prior affiliate, PacifiCorp, from 2008 to 2015. Mr. Stuver graduated magna cum laude with a B.A. from University of Pittsburgh and is a Certified Public Accountant (inactive status).
Scott M. Tremble. Mr. Tremble was appointed Senior Vice President – Controller of AVANGRID on May 1, 2018, and is responsible for the execution and recording of AVANGRID’s transactional processes while meeting mandatory reporting requirements and tax obligations. Mr. Tremble joined the Company as chief accounting officer of Avangrid Management Company, LLC, a wholly-owned subsidiary of AVANGRID, in 2015, and was responsible for oversight in the areas of consolidation, financial reporting, internal controls, technical accounting, and corporate accounting for the Company. From 2014 to 2015, he served as the international controller of Cole Haan LLC. Mr. Tremble started his career at PricewaterhouseCoopers in October 2002 and served various roles, including, most recently, as senior manager in the assurance practice. Mr. Tremble received his B.S. in Accountancy from Bentley University and is a Certified Public Accountant.
Laura Beane. Ms. Beane was appointed President and Chief Executive Officer of Renewables on April 25, 2017. She was formerly Vice President, Operations and Management Services at Avangrid Renewables from September 2015 to May 2017. Ms. Beane was Director of Market Structure/Policy at Avangrid Renewables from February 2007 to September 2015. Prior to joining Iberdrola/Avangrid Renewables, Ms. Beane worked for the Company’s prior affiliate, PacifiCorp, where she held regulatory and project management positions beginning in 1995. Ms. Beane graduated with distinction from the Comillas and Strathclyde universities as part of Iberdrola’s first MBA program in the Global Energy Industry cohort and has also earned an MBA and Bachelor of Science degree from the University of Utah.
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
Peter T. Church. Mr. Church was appointed Senior Vice President – Human Resources & Corporate Administration of AVANGRID on October 31, 2018, and is responsible for ensuring that human resources strategies and initiatives support AVANGRID’s mission and objectives, overseeing all aspects of human resources management, practices and operations, and coordinates AVANGRID’s other corporate administrative functions including health and safety, general services, and information technology and systems. Prior to joining AVANGRID, Mr. Church held a number of executive positions at UnitedHealth Group from 2012 to 2018 including serving as the Chief Talent Officer, Vice President, Human Capital - Commercial Markets, and Vice President, Talent Acquisition and Workforce Insights. Mr. Church earned both a Bachelor of Arts in Psychology as well as a Master of Arts in General/Experimental Psychology from the University of Hartford.
Ignacio Estella. Mr. Estella was appointed Senior Vice President – Corporate Development of AVANGRID on December 17, 2015, and is responsible for delivering non-organic growth opportunities for the Company beyond those of its present businesses. Previously, Mr. Estella served as corporate vice president of business origination of Iberdrola from May 2009 until November 2013 and vice president – corporate development of Iberdrola USA, Inc., from December 2013 to December 16, 2015. He served as gas markets development director of Iberdrola between February 2007 and April 2009. Mr. Estella holds a degree in law and business administration from the Universidad Pontificia Comillas and a Master of Public Administration, with concentration in industry analysis and strategic negotiation from Harvard University.
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
R. Scott Mahoney. Mr. Mahoney was appointed Senior Vice President – General Counsel of AVANGRID on December 17, 2015. He was appointed Secretary of AVANGRID on January 27, 2016, and previously served as vice president-general counsel and secretary of Networks. Mr. Mahoney previously served as Deputy General Counsel and Chief FERC Compliance Officer for AVANGRID from January 2007 to June 2012, and previously served in legal and senior executive positions at AVANGRID subsidiaries from October 1996 until January 2007. Mr. Mahoney also serves on the board of directors of the Gulf of Maine Research Institute. Mr. Mahoney earned a B.A. from St. Lawrence University, a J.D. from the University of Maine, a master’s degree in environmental law from the Vermont Law School, and a postgraduate diploma in business administration from the University of Warwick. He has received bar admission to the State of Maine, the State of New York, the U.S. Court of Appeals, the U.S. District Court and the U.S. Court of Military Appeals.
Anthony Marone. Mr. Marone was appointed President and Chief Executive Officer of UIL on September 9, 2016. In this role, he has overall responsibility for Avangrid Networks’ electric and natural gas operating companies in Connecticut and Massachusetts and functional responsibility for AVANGRID’s regulatory and asset management and planning. Mr. Marone also serves as President – Connecticut and Massachusetts Operations of Networks. Previously Mr. Marone served as senior vice president of customer and business services of UIL since May 14, 2013.  Mr. Marone served as senior vice president – business services of UI and vice president of business services of UIL from November 16, 2010 to May 2013. Mr. Marone received his master’s degree in engineering and business management from the University of New Haven and a bachelor’s degree in mechanical engineering from the New York Institute of Technology.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information and Holders
Our shares of common stock began trading on the NYSE on December 17, 2015, under the symbol “AGR.” Prior to that time, there was no public market for shares of our common stock.
As of February 27, 2019, there were 3,337 shareholders of record.
Dividends
AVANGRID expects to continue paying quarterly cash dividends, although there is no assurance as to the amount of future dividends which depends on future earnings, capital requirements and financial condition.
Further information regarding payment of dividends is provided in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.
Performance Graph
The line graph appearing below compares the change in AVANGRID’s total shareowner return on its shares of common stock with the return on the S&P Composite-500 Stock Index, the S&P Electric Utilities Index and the S&P Utilities Index for the period January 1, 2018 through December 31, 2018.

	January 1, 2018	December 31, 2018
AVANGRID	$100.00	$102.52
S&P 500	$100.00	$95.61
S&P Electric Utilities Index	$100.00	$104.21
S&P Utilities Index	$100.00	$104.11
The above information assumes that the value of the investment in shares of AVANGRID’s common stock and each index was $100 on January 1, 2018, including dividend reinvestment during this time period. The changes displayed are not necessarily indicative of future returns.
Recent Sales of Unregistered Securities
None.

Issuer Repurchases of Equity Securities
There were no repurchases of common stock of AVANGRID during the fourth quarter of the year ended December 31, 2018.
Equity Compensation Plan Information
For information regarding securities authorized for issuance under equity compensation plans, see Part III, Item 12 of this Annual Report on Form 10-K.
Item 6. Selected Financial Data
The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto in Item 8 of Part II, “Financial Statements and Supplementary Data,” and the information contained in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results.
As a result of the adoption of the amendments to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost, we have reclassified the non-service components of those costs from operations and maintenance to other expense within the consolidated statements of income for all periods. For further details, refer to Note 3 in our consolidated financial statements included in this Annual Report on Form 10-K. Accordingly, we have applied these amendments retrospectively to prior periods and the following tables include our revised selected historical consolidated statements of income data for the years ended December 31, 2017, 2016, 2015 and 2014.

	Year Ended December 31, (millions, except per share data)
Consolidated Statements of Income Data:*	2018	2017	2016	2015	2014
Operating Revenues	$6,478	$5,963	$6,018	$4,367	$4,594
Operating Income	1,127	505	1,194	599	930
Income Before Income Tax	768	123	1,009	302	707
Income tax expense (benefit)	170	(259)	377	29	275
Net Income	598	382	632	273	432
Less: Net income attributable to noncontrolling interests	3	1	—	—	—
Net Income Attributable to Avangrid, Inc.	$595	$381	$632	$273	$432

Total Earnings Per Common Share, Basic and Diluted	$1.92	$1.23	$2.04	$1.07	$1.71
Weighted-average Number of Common Shares Outstanding:
Basic	309,503,319	309,502,861	309,512,553	254,588,212	252,235,232
Diluted	309,712,628	309,661,883	309,817,322	254,605,111	252,235,232

Consolidated Balance Sheet Data:*	(millions)
As of December 31,	2018	2017	2016	2015	2014
(Millions)
Total Property, Plant and Equipment	$23,459	$22,669	$21,548	$20,711	$17,133
Total Other Assets	3,675	3,589	3,976	3,795	2,075
Total Assets	$32,167	$31,671	$31,309	$30,743	$24,162

	(millions)
As of December 31,	2018	2017	2016	2015	2014
(Millions)
Liabilities
Current portion of debt	$394	$183	$349	$206	$148
Non-current debt	5,368	5,196	4,510	4,530	2,489
Total Liabilities	16,764	16,575	16,101	15,593	11,607
Total Stockholders' Equity	15,104	15,077	15,195	15,137	12,538
Total Equity	$15,403	$15,096	$15,208	$15,150	$12,555

*Selected financial data for UIL is included from December 16, 2015.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K . In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Part I, Item 1A, “Risk Factors.”
AVANGRID is a leading sustainable energy company with approximately $32 billion in assets and operations in 24 states. AVANGRID has two primary lines of business - Avangrid Networks and Avangrid Renewables. Avangrid Networks owns eight electric and natural gas utilities, serving approximately 3.2 million customers in New York and New England. Avangrid Renewables owns and operates 7.2 gigawatts of electricity capacity, primarily through wind power, with a presence in 22 states across the United States. AVANGRID supports the achievement of the Sustainable Development Goals approved by the member states of the United Nations, and earned the Compliance Leader Verification certification from the Ethisphere Institute, a third party verification of its ethics and compliance program. AVANGRID employs approximately 6,500 people. Iberdrola S.A., a corporation (sociedad anónima) organized under the laws of the Kingdom of Spain, a worldwide leader in the energy industry, directly owns 81.5% of outstanding shares of AVANGRID common stock. AVANGRID's primary business is ownership of its operating businesses, which are described below.
Our direct, wholly-owned subsidiaries include Avangrid Networks, Inc., or Networks, and Avangrid Renewables Holdings, Inc., or ARHI. ARHI in turn holds subsidiaries including Avangrid Renewables, LLC, or Renewables. Networks owns and operates our regulated utility businesses through its subsidiaries, including electric transmission and distribution and natural gas distribution, transportation and sales. Renewables operates a portfolio of renewable energy generation facilities primarily using onshore wind power and also solar, biomass and thermal power.
In December 2017, our management committed to a plan to sell the gas storage and trading businesses because they represented non-core businesses that are not aligned with our strategic objectives. At that time, we determined that the assets and liabilities associated with our gas trading and storage businesses met the criteria for classification as assets held for sale, but did not meet the criteria for classification as discontinued operations. On March 1, 2018, the Company closed a transaction to sell Enstor Energy Services, LLC, which operated AVANGRID’s gas trading business, to CCI U.S. Asset Holdings LLC, a subsidiary of Castleton Commodities International, LLC. On May 1, 2018, the Company closed a transaction to sell Enstor Gas, LLC, which operated the AVANGRID’s gas storage business, to Amphora Gas Storage USA, LLC. The agreement included, among other things, a transition services agreement that obligates ARHI to provide certain transition services for up to one year after the closing date. Additional details on held for sale classification are provided in Note 26 to our consolidated financial statements contained in this Annual Report on Form 10-K.
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
Through Networks, we own electric generation, transmission and distribution companies and natural gas distribution, transportation and sales companies in New York, Maine, Connecticut and Massachusetts, delivering electricity to approximately 2.2 million electric utility customers and delivering natural gas to approximately 1.0 million natural gas public utility customers as of December 31, 2018.

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
Through Renewables, we had a combined wind, solar and thermal installed capacity of 7,218 megawatts, or MW, as of December 31, 2018, including Renewables’ share of joint projects, of which 6,466 MW was installed wind capacity. Approximately 71% of the capacity was contracted as of December 31, 2018, for an average period of 8.5 years. Being among the top three largest wind operators in the United States based on installed capacity as of December 31, 2018, Renewables strives to lead the transformation of the U.S. energy industry to a sustainable, competitive, clean energy future. Renewables currently operates 57 wind farms in 21 states across the United States.
Summary of Results of Operations
Our operating revenues increased by 9%, from $5,963 million for the year ended December 31, 2017, to $6,478 million for the year ended December 31, 2018.
Networks business revenues increased due to the impact of higher customer rates and an increase in degree days. Renewables had an increase in revenue mainly due to an increase in wind generation along with higher average prices in the period.
Net income attributable to AVANGRID increased by 56% from $381 million for the year ended December 31, 2017, to $595 million for the year ended December 31, 2018, which is driven primarily by loss from measurement of assets held for sale in connection with the sale of the gas trading and storage businesses recorded in 2017. Networks net income slightly decreased primarily due to higher non-deferrable storm costs and the associated impacts including lower capitalized labor in the period. Lower net income of Renewables is primarily driven by an impact from remeasurment due to Tax Act implications in 2017.
Adjusted net income (a non-GAAP financial measure) increased by less than 1%, from $682 million for the year ended December 31, 2017 to $684 million for the year ended December 31, 2018. The increase is primarily due to a $65 million increase in Renewables due to increased wind generation in the period, offset by a $21 million decrease in Networks driven by higher non-deferrable storm costs and the associated impacts including lower capitalized labor in the period, $42 million decrease in Corporate mainly driven by lower interest income on intercompany loans due to the sale of the gas business in 2018 and higher income tax expense from an effective tax rate adjustment.
For additional information and reconciliation of the non-GAAP adjusted net income to net income attributable to AVANGRID, see “—Non-GAAP Financial Measures”.
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
UI has wholesale power supply agreements in place for its entire standard service load for the first half of 2019, 80% of its standard service load for the second half of 2019 and 20% of its standard service load for the first half of 2020. Supplier of last resort service is procured on a quarterly basis and UI has a wholesale power supply agreement in place for the second quarter of 2019. However, from time to time there are no bidders in the procurement process for supplier of last resort service and in such cases UI manages the load directly.
For additional information regarding Networks, including a comprehensive overview of our regulated businesses, please see the section entitled, “Business—Networks” in Part I, Item 1 in this report.
Revenues
Networks utilizes regulatory deferrals to evaluate its financial condition and operating performance by reconciling differences between actual revenue received or cost incurred with the rate allowances provided under the tariffs set by the state utilities commissions and the FERC. Regulatory deferrals create regulatory assets and liabilities under the FERC, consistent with generally accepted accounting principles for financial reporting in the United States, or U.S. GAAP. Regulatory deferrals in New York include electric and gas supply costs, PPAs, net plant reconciliations (downward only), revenue decoupling, system benefit charges, RPS, energy efficiency portfolio standards, economic development programs, earnings sharing mechanism, low income programs, pension costs, other post-employment benefits costs, environmental remediation costs, major storm costs, distribution vegetation management costs (downward only), research and development, incremental maintenance initiatives (downward only), property taxes, Reforming the Energy Vision, or REV, initiatives, Nuclear Electric Insurance Limited credits, credit and debit card fees, exogenous costs and certain legislative, accounting, regulatory and tax related actions. Regulatory deferrals in Maine include stranded costs, revenue decoupling, power tax regulatory asset, environmental remediation, storm reserve accounting, electric thermal storage pilot costs, standard offer retainage costs, AMI opt-out program costs, AMI deferral costs, AMI legal / health proceeding costs, conservation program costs, demand side management costs, low income program costs, electric lifeline program costs, make-ready line extension costs, electric vehicle pilot program costs and transmission planning and related cost allocation.
Regulatory deferrals in Connecticut include electric and gas supply costs, PPAs, revenue decoupling, earnings sharing mechanism, system benefit charges, certain hardship bad debt expense, transmission revenue requirements, gas distribution integrity management program costs, gas system expansion costs, certain public policy costs, certain environmental remediation costs, major storm costs and certain legislative, accounting, regulatory and tax related actions.
Regulatory deferrals in Massachusetts include gas supply costs, gas supply-related bad debt costs, environmental remediation costs, arrearage management program costs, gas system enhancement program costs, energy efficiency program costs and certain other public policy costs.
NYSEG’s and RG&E’s electric and natural gas rate plans and CMP’s and UI’s electric rates and CNG’s gas rates, each contain an RDM under which their actual energy delivery revenues are compared on a periodic basis with the authorized delivery revenues and the difference accrued, with interest, for refund to or recovery from customers, as applicable. Effective January 1, 2018, SCG has implemented an RDM pursuant to the PURA approved amended settlement agreement dated June 30, 2017.
NYSEG, RG&E and UI are energy delivery companies and also provide energy supply as providers of last resort. Energy costs that are set on the wholesale markets are passed on to consumers. The difference between actual energy costs that are incurred and those that are initially billed are reconciled in a process that results in either immediate or deferred tariff adjustments. These procedures apply to other costs, which are in most cases exceptional, such as the effects of extreme weather conditions, environmental factors, regulatory and accounting changes and treatment of vulnerable customers, that are offset in the tariff process.
Pursuant to agreements with, or decisions of the NYPSC and the MPUC, Networks’ Maine and New York regulated utilities are each subject to a minimum equity ratio requirement that is tied to the capital structure assumed in establishing revenue requirements. Pursuant to these requirements, each of NYSEG, RG&E, CMP and MNG must maintain a minimum equity ratio equal to the ratio in its currently effective rate plan or decision measured using a trailing 13-month average. On a monthly basis, each utility must maintain a minimum equity ratio of no less than 300 basis points below the equity ratio used to set rates. The minimum equity ratio requirement has the effect of limiting the amount of dividends that can be paid if the minimum equity ratio is not maintained and can, under certain circumstances, require that AVANGRID contribute equity capital. For CMP and MNG, equity distributions that would result in equity falling below the minimum level are prohibited. For NYSEG and RG&E, equity distributions that would result in a 13-month average common equity less than maximum equity ratio, utilized for the earnings sharing mechanism, or ESM, are prohibited if the credit rating of NYSEG, RG&E, AVANGRID or Iberdrola are downgraded by a nationally recognized rating agency to the lowest investment grade with a negative watch or downgraded to noninvestment grade. UI, SCG, CNG and BGC may not pay dividends if paying such dividend would result in a common equity ratio lower than 300 basis points below the equity percentage used to set rates in the most recent distribution rate proceeding as measured using a trailing 13-month average calculated as of the most recent quarter end. In addition, UI, SCG, CNG and BGC are prohibited from paying dividends to their parent if the utility’s credit rating, as rated by any of the three major credit rating agencies, falls below investment grade, or if the utility’s credit rating, as determined by two of the three major credit rating agencies, falls to the lowest investment grade and there is a negative watch or review downgrade notice. We believe that these minimum equity ratio requirements do not present any material risk with respect to our performance, cash flow or ability to pay quarterly dividends. In the ordinary course, Networks utilities manage their capital structures to allow the maximum level of returns consistent with the levels of equity authorized to set rates, and accordingly, compliance with these requirements does not alter ordinary equity level management. Additionally, the lower monthly minimum equity ratio requirement (a cushion of 300 basis points) provides flexibility to have short-term fluctuations that result in temporary shortfalls of the maximum equity ratio in any given month. The regulated utility subsidiaries are also prohibited by regulation from lending to unregulated affiliates.
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
In December 2017, PURA approved new tariffs for SCG effective January 1, 2018, for a three-year rate plan with rate increases of $1.5 million, $4.7 million and $5.0 million in 2018, 2019, and 2020, respectively. The new tariffs also include an RDM and Distribution Integrity Management Program, or DIMP, a mechanism similar to the mechanisms authorized for CNG, ESM, the amortization of certain regulatory liabilities (most notably accumulated hardship deferral balances and certain accumulated deferred income taxes) and tariff increases based on a ROE of 9.25% and approximately 52% equity level. Any dollars due to customers from the ESM will be first applied against any environmental regulatory asset balance as defined in the settlement agreement (if one exists at that time) or refunded to customers through a bill credit if such environmental regulatory asset balance does not exist.
On June 29, 2018, CNG filed an application with PURA for new tariffs to become effective January 1, 2019. On August 30, 2018, CNG entered into a settlement agreement with the Office of Consumer Counsel and PURA prosecutorial staff that provides for new rates effective January 1, 2019. The settlement agreement was approved by PURA on December 19, 2018. The settlement agreement included an increase in rates of $9.9 million in 2019, an incremental increase of $4.6 million in 2020 and an incremental increase of $5.2 million in 2021, for a total increase of $19.7 million over the three-year rate plan. The settlement agreement is based on an ROE of 9.30%, and an equity ratio of 54% in 2019, 54.50% in 2020 and 55% in 2021.
BGC’s rates are established by the DPU. BGC’s ten-year rate plan, which was approved by the DPU and included an approved ROE of 10.5%, expired on January 31, 2012. BGC continues to charge the rates that were in effect at the end of the rate plan.
On May 17, 2018, BGC filed a petition with the DPU seeking approval of a distribution rate increase to be effective January1, 2019. On December 4, 2018, BGC and the Massachusetts Attorney General’s Office filed a settlement agreement with the DPU. The settlement agreement provides for a $1.6 million distribution base rate increase effective January 1, 2019, or February 1, 2019 if the DPU did not approve the settlement agreement prior to January 1, 2019, and an additional $0.7 million base distribution increase effective November 1, 2019, if certain investments are made by BGC. The settlement agreement contained a make-whole provision if the DPU approved the agreement after January 1, 2019. The distribution rate increase is based on a 9.70% ROE and 55% equity ratio. The settlement agreement provides for the implementation of a RDM and pension expense tracker and also provides that BGC will not file to change base distribution to become effective before November 1, 2021. The settlement agreement was approved by the DPU on January 18, 2019.
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

	May 1, 2016		May 1, 2017		May 1, 2018
	Rate Increase	Delivery Rate Increase	Rate Increase	Delivery Rate Increase	Rate Increase	Delivery Rate Increase
Utility	(Millions)%		(Millions)%		(Millions)%
NYSEG Electric	$29.6	4.10%	$29.9	4.10%	$30.3	4.10%
NYSEG Gas	$13.1	7.30%	$13.9	7.30%	$14.8	7.30%
RG&E Electric	$3.0	0.70%	$21.6	5.00%	$25.9	5.70%
RG&E Gas	$8.8	5.20%	$7.7	4.40%	$9.5	5.20%
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
The NYSEG and RG&E 2016 three-year rate plan end in April 2019. The companies intend to file rate cases in New York in the second quarter of 2019 for new tariffs effective in the second quarter of 2020.
On August 25, 2014, the MPUC approved a stipulation agreement for a CMP rate change which provided for a distribution rate increase of approximately $24.3 million effective July 1, 2014 with an allowed ROE of 9.45% and an allowed equity ratio of 50%. The stipulation provided for the implementation of an RDM, reserve accounting and sharing of incremental storm costs, a separate proceeding for recovery of a new billing system and no earnings sharing. On March 1, 2018, the MPUC issued a Notice of Investigation initiating a summary investigation into CMP’s metering, billing, and customer communications practices. Due to the highly technical nature of CMP’s customer billing system, on March 22, 2018 the MPUC issued an Order Initiating Audit commencing a forensic audit of CMP’s customer billing system to identify any errors that have, or continue to be resulting in billing inaccuracies. On July 10, 2018, the MPUC issued an Order Modifying Scope of Audit, which expanded the scope of the audit to include the customer communication practices that were originally identified in the Commission’s Notice of Investigation. On May 29, 2018, a ten-person complaint was filed with the MPUC against CMP, Networks and AVANGRID. The complaint requested that the MPUC open a rate case to determine if CMP is making excessive returns on investment and, therefore, whether CMP’s retail rates should be lower. The complaint also requested the MPUC deny certain costs associated with the October 2017 windstorm. On July 24, 2018, the MPUC issued an order dismissing the complaint and its associated request to deny the recovery of costs associated with the October 2017 windstorm. The order initiated an investigation into CMP’s rates and revenue requirement and directed CMP to make a filing consistent with the requirements for a general rate case no later than October 15, 2018. Consistent with the order in the ten-person complaint proceeding, on August 7, 2018, the MPUC issued a Notice of Investigation, opening the proceeding in which CMP would make its rate case filing and through which the MPUC will examine the rates and revenue requirements of CMP. On October 15, 2018, CMP filed a general rate case as directed by the MPUC requesting a ROE of 10% and an equity ratio of 55%. The company is proposing to use savings arising out of changes in federal taxation pursuant to the Tax Act, to keep its distribution prices stable while making its electric system more reliable. The MPUC has established a ten-month process to review CMP’s filing and we expect a decision in October of 2019. CMP’s general rate case filing includes a proposal to enhance the resiliency of the energy grid by expanding vegetation management and pursuing additional reliability measures such as pole replacements and addition of tree wire in selected areas. Such investments are designed to strengthen CMP’s power grid so it can better stand up to severe weather. CMP is planning to use savings from the federal Tax Act to pay for the costs of resiliency programs, other investments in infrastructure and certain cost increases since 2014. On December 20, 2018, the MPUC released the findings of the forensic audit of CMP’s customer billing system and customer communication practices. On January 14, 2019, the MPUC issued an Order and Notice of Investigation initiating an investigation of CMP’s metering and billing practices and initiating a separate investigation of the audit of CMP’s customer service and communication practices and incorporating such investigation into the general rate case. We cannot predict the outcome of this matter.
On March 5, 2015, MNG filed a rate case in order to further recover future investments and provide safe and adequate service. On May 3, 2016, all active parties to the case filed a stipulation which settled all matters at issue in the case and reflected a ten-year rate plan through April 30, 2026. The MPUC approved the stipulation on May 17, 2016, for new rates effective June 1, 2016. The settlement structure for non-Augusta customers includes a 34.6% delivery revenue increase over five years with an allowed 9.55% ROE and 50% common equity ratio. The settlement structure for Augusta customers includes a ten-year rate plan with existing Augusta customers being charged rates equal to non-Augusta customers plus a surcharge which increases annually for five years. New Augusta customers will have rates set based on an alternate fuel market model. In year seven of the rate plan MNG will submit a cost of service filing for the Augusta area to determine if the rate plan should continue. This cost of service filing will exclude $15 million of initial 2012/2013 gross plant investment, however the stipulation allows for accelerated depreciation of these assets. If the Augusta area’s cost of service filing illustrates results above a 14.55% ROE then the rate plan may cease, otherwise the rate plan would continue. A disallowance for the initial 2012/2013 gross plant investment is not part of the approved stipulation. The reserve of $6 million for this case was reversed in May 2016.
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
In September 2011, several New England governmental entities, including PURA, the Connecticut Attorney General and the Connecticut Office of Consumer Counsel, or OCC, filed a joint complaint with the FERC against ISO-NE and several New England Transmission Owners, or NETOs, (including CMP and UI) claiming that the current approved base ROE used in calculating formula rates for transmission service under the ISO-NE Open Access Transmission Tariff, or OATT, by the NETOs of 11.14% was not just and reasonable and seeking a reduction of the base ROE with refunds to customers for the 15-month refund periods beginning October 1, 2011 (Complaint I), December 27, 2012 (Complaint II), July 31, 2014 (Complaint III) and April 29, 2016 (Complaint IV).
Following various intermediate hearings, orders, and appellate decisions, on October 16, 2018, the FERC issued an order directing briefs and proposing a new methodology to calculate the NETOs ROE that is contained in NETOs’ transmission formula rate on file at the FERC, or the October 2018 Order. The FERC proposes to use this new methodology to resolve Complaints I, II, III and IV filed by the New England state consumer advocates.
The new proposed ROE methodology set forth in the October 2018 Order considers more than just the two-step discounted cash flow, or DCF, analysis adopted in the FERC order on Complaint I vacated by the Court. The new proposed ROE methodology uses three financial analyses (i.e., DCF, the capital-asset pricing model and the expected earnings analysis) to produce a range of returns to narrow the zone of reasonableness when assessing whether a complainant has met its initial burden of demonstrating that the utility’s existing ROE is unjust and unreasonable. The new proposed ROE methodology establishes a range of just and reasonable ROEs of 9.60% to 10.99% and proposes a just and reasonable base ROE of 10.41% with a new ROE cap of 13.08%. Pursuant to the October 2018 Order, the NETOs filed briefs on the proposed methodology in all four Complaints on January 11, 2019. We cannot predict the outcome of this proceeding.
Merger Settlement Agreement – Connecticut and Massachusetts
As part of the process of seeking and obtaining regulatory approval of the acquisition of UIL by AVANGRID in Connecticut and Massachusetts, AVANGRID and UIL reached settlement agreements with the OCC in Connecticut and with the Attorney General of the Commonwealth of Massachusetts and the Department of Energy Resources in Massachusetts, which settlement agreements included commitments of actions to be taken after the transaction closed.

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

•
Contribution of $2 million/year for three years to the Connecticut Department of Energy and Environmental Protection, or DEEP, to stimulate investment in energy efficiency and clean energy technologies.

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

In connection with the acquisition proceeding, UI signed the partial consent order related to the investigation and remediation of the English Station site. To the extent that the investigation and remediation is less than $30 million, UI is required to remit to the State of Connecticut the difference between such costs and $30 million, to be applied to a public purpose as determined at the discretion of the Governor, the Attorney General of Connecticut and the Commissioner of DEEP. However, UI is obligated to comply with the consent order even if the cost of such compliance exceeds $30 million. The state may discuss options with UI on recovering or funding any cost above $30 million, such as through public funding or recovery from third parties, however it is not bound to agree to or support any means of recovery or funding.
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
New England Clear Energy Connect
On February 14, 2018, the New England Clean Energy Connect, or NECEC, transmission project, proposed in a joint bid by CMP and Hydro-Québec, was selected by the Massachusetts electric utilities and the Massachusetts Department of Energy Resources, or DOER, in the Commonwealth of Massachusetts’s 83D clean energy Request for Proposal, or RFP, to move forward as the alternative to the Northern Pass Transmission project which failed to win approval from the New Hampshire Site Evaluation Committee by March 27, 2018. On March 28, 2018, the DOER informed CMP that the conditional selection of Northern Pass Transmission project had been terminated, making the NECEC transmission project the lone winning bid in the RFP. The proposed NECEC transmission project includes a 145-mile transmission line linking the electrical grids in Québec, Canada and New England. The project, which has an estimated cost of approximately $950 million, would add 1,200 MW of transmission capacity to supply New England with power from reliable hydroelectric generation.
On June 13, 2018, CMP entered into transmission service agreements, or TSAs, with the purchasing Massachusetts electric distribution companies, or the EDCs, and H.Q. Energy Services (U.S.) Inc., or HQUS, an affiliate of Hydro-Québec, which govern the terms of service and revenue recovery for the NECEC transmission project. Simultaneous with the execution of the TSAs with CMP, the EDCs have executed certain PPAs with HQUS for sales of electricity and environmental attributes to the EDCs. The EDCs submitted the TSAs and PPAs to the DPU for approval on July 23, 2018, and CMP filed the TSAs for approval by the FERC on August 20, 2018. On October 19, 2018, FERC issued an order accepting the TSAs for filing as CMP rate schedules effective as of October 20, 2018. The DPU proceedings are ongoing with a decision from the agency expected in the second quarter of 2019.
The NECEC project requires a Certificate of Public Convenience and Necessity, or CPCN, from the MPUC in order to proceed to construction. CMP filed its petition for a certificate on September 27, 2017. In September and October, 2018, the MPUC

held three public witness hearing on the NECEC transmission project. In October 2018 and January 2019, the MPUC held six days of evidentiary hearings, involving the cross examination of witnesses for CMP and intervening parties. As part of the hearings, the MPUC considered certain ring-fencing measures including whether CMP should be ordered to transfer the NECEC transmission project to a special project entity to separate the project’s construction and operation from CMP’s other transmission and distribution activities.
On February 21, 2019, CMP, along with the Maine Office of the Public Advocate, the Governor’s Energy Office, Industrial Energy Consumer Group, Conservation Law Foundation, Acadia Center, Western Mountains & Rivers Corporation, City of Lewiston, Maine State Chamber of Commerce and International Brotherhood of Electrical Workers, filed a settlement stipulation agreeing that the MPUC should grant a CPCN for the NECEC transmission project, subject to certain agreed-upon conditions. The settlement conditions provide for the transfer of the NECEC transmission project from CMP to NECEC Transmission LLC, a new subsidiary of Networks.; the funding by NECEC Transmission LLC, CMP and HQUS of certain funds to provide benefits to the State of Maine, totaling approximately $241 million over the 40-year useful life of the NECEC transmission project; and other commitments. NECEC Transmission LLC is required to put in place and maintain a guaranty by AVANGRID or its successor to guarantee certain of the payment obligations of NECEC Transmission LLC under the settlement stipulation. Such guaranty will guarantee the payment of approximately $81 million. The settlement stipulation also requires CMP, NECEC Transmission LLC and HQUS to enter into a support agreement reflecting, among other, that HQUS will (i) pay NECEC Transmission LLC $3.5 million per year for 40 years beginning upon the commercial operation date of the NECEC transmission project, or the NECEC COD, which funds are to be used to fund a portion of NECEC Transmission LLC’s share of the benefit commitments agreed in the settlement stipulation, (ii) contribute an additional $30 million over the first five years after the NECEC COD to fund HQUS’s share of the benefit commitments, and (iii) the granting of a guaranty by Hydro-Québec or other appropriate credit support to guarantee HQUS’s payment obligations under the support agreement. CMP expects a MPUC decision on its CPCN petition in March 2019.
The NECEC project also requires certain permits, including environmental, from multiple state and federal agencies and a presidential permit from the U.S. Department of Energy, authorizing the construction, operation, maintenance and connection of facilities for the transmission of electric energy at the international border between the United States and Canada. These permitting activities are ongoing. CMP expects to obtain the applicable state and federal permits by year end 2019.
New England Clean Energy Request for Proposals
On May 25, 2017, UI entered into six 20-year PPAs, totaling approximately 32 MW with developers of wind and solar generation. These PPAs originated from a three-state Clean Energy RFP, and were entered into pursuant PA 13-303, which provides that the net costs of the PPAs are recoverable through electric rates. The PPAs were approved by PURA on September 13, 2017.
On June 20, 2017, UI entered into twenty-two 20-year PPAs totaling approximately 72 MW with developers of wind and solar generation. These PPAs originated from an RFP issued by the DEEP under PA 15-107 1(b) which provides that the net costs of the PPAs are recoverable through electric rates. The PPAs were approved by PURA on September 7, 2017. One contract was terminated on October 24, 2017, resulting in UI having twenty-one remaining contracts from this solicitation totaling approximately 70 MW.
In October of 2018, UI entered into five PPAs totaling approximately 50 MW from developers of offshore wind and fuel cell generation. These PPAs originated from an RFP issued by DEEP, under PA 17-144 which provides that the net costs of the PPAs are recoverable through electric rates. The PPAs were filed for PURA approval on October 25, 2018. On December 19, 2018, PURA issued its final decision approving the five PPAs and approved UI’s use of the non by-passable federally mandated congestion charges for all customers to recover the net costs of the PPAs.
On December 28, 2018, DEEP issued a directive to UI to negotiate and enter into PPAs with twelve projects, totaling approximately 12 million MWh, which were selected as a result of the Zero Carbon RFP issued by DEEP pursuant to PA 17-3, which provides that the net costs of the PPAs are recoverable through electric rates. One of the selected projects is the Millstone nuclear facility located in Waterford, Connecticut and owned by Dominion Energy, Inc. DEEP’s directive provides that UI should file these PPAs for PURA by March 31, 2019. UI has not yet entered into any of these PPAs.
Reforming the Energy Vision
In April 2014, the NYPSC instituted its REV proceeding, the goals of which are to improve electric system efficiency and reliability, encourage renewable energy resources, support distributed energy resources, or DER, and empower customer choice. In this proceeding, the NYPSC is examining the establishment of a Distributed System Platform, or DSP, to manage and coordinate DER, and provide customers with market data and tools to manage their energy use. The NYPSC is also examining how its regulatory practices should be modified to incentivize utility practices to promote REV objectives. REV has been divided into two tracks, Track 1 for market design and technology, and Track 2 for regulatory reform. REV proposes regulatory changes that are intended to promote more efficient use of energy, deeper penetration of renewable energy resources such as wind and solar, and wider deployment of DER, such as micro grids, on-site power supplies and storage. The NYPSC order on Track 1 affirmed that utilities would serve as the DSP and required utilities to file implementation plans before the end of 2015. Track 2 is undertaken in parallel with the Track 1, and examines changes in current regulatory, tariff, market design and incentive structures to better align utility interests with achieving NYPSC’s policy objectives. New York utilities will also be addressing related regulatory issues in their individual rate cases. A Track 2 order was issued in May 2016, and includes guidance related to the potential for earnings adjustment mechanisms, or EAMs, platform service revenues, innovative rate designs, and data utilization and security. The companies, in December 2016, filed a proposal for the implementation of EAMs in the areas of system efficiency, energy efficiency, interconnections and clean air. A collaborative process to review the companies’ petition was suspended in 2017 and the companies expect to renew their EAM requests in their rate case filings expected in 2019.
All electric utilities were ordered to file an initial Distributed System Implementation Plan, or DSIP, by June 30, 2016. An initial DSIP was filed by NYSEG and RG&E and included information regarding the potential deployment of Automated Metering Infrastructure, or AMI. A separate petition for the cost recovery associated with full deployment of AMI was filed by NYSEG and RG&E in December 2016. In March, 2017, the NYPSC issued three separate REV-related orders. These orders created a series of filing requirements for NYSEG and RG&E beginning in March 2017 and extending through the end of 2018. The three orders involve: 1) modifications to the electric utilities’ proposed interconnection earnings adjustment mechanism framework; 2) further DSIP requirements, including filing of an updated DSIP plan by mid-2018 and implementing two energy storage projects at each company by the end of 2018; and 3) Net Energy Metering Transition including implementation of Phase One of the Value of DER. In September 2017, the NYPSC issued another order related to the Value of DER, requiring tariff filings, changes to standard interconnection requirements and planning for the implementation of automated consolidated billing. In July 2018, NYSEG and RG&E submitted an updated DSIP plan consistent with guidance received from the NY Department of Public Service. As of the end of 2018, both NYSEG and RG&E had deployed two energy storage projects each, consistent with the March 2017 NYPSC order requirements. In December 2018, the NYPSC staff submitted whitepapers on standby and buyback service rate design, future value stack compensation and capacity value compensation. It is expected that the NYPSC will rule on the proposals set forth in the whitepapers in 2019. An additional staff whitepaper on rate design for mass market on-site DER projects interconnected after January 1, 2020 is scheduled to be submitted by the NYPSC Staff in the first quarter of 2019.
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
Also on November 16, 2017, the NYPSC issued an Order Instituting Proceeding and to Show Cause (the Order) requiring the companies to address whether the NYPSC should mandate, reject or modify, in whole or in part, the recommendations made in the Staff Report. The Order also required the companies to show cause why the NYPSC should not commence an administrative penalty proceeding. On May 18, 2018, NYSEG and RG&E filed a settlement joint proposal and investment joint proposal before the NYPSC to settle potential penalties and avoid litigation related to the March 2017 windstorm, pursuant to which, among other things, NYSEG and RG&E agreed to make $3.9 million in investments in 2018 designed to increase resiliency and improve emergency response in the areas impacted by the storm. The investments will not be reflected in rate base or operating expenses in establishing future delivery rates. The joint proposals were subject to public comment and await NYPSC approval. We cannot predict the final outcome of this matter.
MPUC Investigation into the Response by Public Utilities to the October 2017 Storm
On December 19, 2017, the MPUC issued a Notice of Investigation regarding utility response to the October 2017 storm. The wind storm of October 2017 was unprecedented in the number of customers impacted and the magnitude of the damage across the entire CMP service territory. During the event, thousands of trees were broken or uprooted and many caused damage to the electrical delivery system. The vast majority of tree related damage was from trees that were located outside of the maintenance clearance zone. Damage occurred on nearly every CMP distribution circuit, resulting in more than 1,400 broken poles. On January 18, 2018, CMP submitted a filing in compliance with the MPUC’s Notice. The MPUC investigation into restoration efforts is ongoing. CMP incurred total incremental costs of approximately $68.6 million, of which approximately $24.7 million are capital costs associated with the replacement of damaged infrastructure, including poles, cross arms, transformers and related equipment and after applying the agreed upon capitalization method contained in the approved stipulation. Accordingly, the net incremental operating and maintenance costs for restoration of the distribution system were approximately $43.9 million. On June 29, 2018, the MPUC approved a stipulation agreement, which provides for the recovery of incremental storm restoration costs through CMP’s distribution rates. The stipulation agreement included a revised storm capitalization amount and the value of recovery was reduced by approximately $531,000 of cumulative underspent funds on non-cycle vegetation management activities.

On October 4, 2018, the MPUC issued an Order stating that based on the weather forecast information and the availability of storm restoration crew resources, that both CMP and Emera Maine acted reasonably in their preparation for and response to a major wind and rain storm in October 2017 and that no further investigation of this aspect of the utilities response is warranted. The MPUC also stated that there are potential improvements for future storm performance of the utilities, their systems and with respect to coordination and communication with other involved entities. On December 1, 2018, CMP filed a report required by the MPUC that details its improvement plans.
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
CMP Customer Billing System Investigation and Class Action
On March 1, 2018, the MPUC issued a Notice of Investigation initiating a summary investigation into CMP’s metering, billing, and customer communications practices. Due to the highly technical nature of CMP’s customer billing system, on March 22, 2018 the MPUC issued an Order Initiating Audit commencing a forensic audit of CMP’s customer billing system to identify any errors that have, or continue to be resulting in billing inaccuracies. On July 10, 2018, the MPUC issued an Order Modifying Scope of Audit, which expanded the scope of the audit to include CMP’s customer communication practices. On December 20, 2018, the MPUC released the findings of the forensic audit of CMP’s customer billing system and customer communication practices. On January 14, 2019, the MPUC issued an Order and Notice of Investigation initiating an investigation of CMP’s metering and billing practices and initiating a separate investigation of the audit of CMP’s customer service and communication practices and incorporating such investigation into CMP’s general rate case. We cannot predict the outcome of these matters.
On August 16, 2018, an amended class action lawsuit was filed against CMP and the Company in the Cumberland County Superior Court on behalf of all CMP customers alleging that CMP’s new billing software and metering system improperly overcharged customers. The plaintiff asserts this claim under the common law of unjust enrichment, breach of contract and fraudulent and intentional misrepresentation and seeks damages, punitive damages, attorney fees and costs. On September 21, 2018, we filed a Motion to Dismiss all of the claims that was opposed by the plaintiffs. On November 14, 2018, the plaintiff filed a motion for a preliminary and permanent injunction enjoining CMP from sending putative class members disconnection notices and/or disconnecting their power until this litigation is resolved. A hearing on all pending motions was held on January 29, 2019. On February 22, 2019, the Cumberland County Superior Court ordered that the proceedings be stayed until November 1, 2019 to allow resolution of the MPUC’s formal investigation of CMP’s billing practices and denied the plaintiff’s motion for a temporary restraining order. We cannot predict the outcome of this class action lawsuit.
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
In New York, the NYPSC staff issued a proposal on March 29, 2018, whereby the staff recommended that Tax Act benefits be returned to customers beginning October 1, 2018. Comments on this staff proposal were submitted by the Joint Utilities of New York with a separate Appendix by each respective major utility on June 27, 2018, including our New York utility companies. NYSEG and RG&E have stated that they believe Tax Act benefits should be utilized for utility programs for the benefit of customers, including for new projects such as Automated Metering Infrastructure, or AMI, other future resiliency investments and to recover deferred regulatory assets. On August 9, 2018, the NYPSC issued an Order requiring sur-credits effective October 1, 2018. The sur-credits for NYSEG and RG&E reflected the lower effective tax rate of 21%. For NYSEG Gas, RG&E Electric and RG&E Gas the NYPSC also required the sur-credit to include the return to customers of the January - September 2018 Tax Act savings over three years. The NYPSC allowed NYSEG Electric to continue to defer the January - September 2018 Tax Act savings as well as to continue to preserve the protected and unprotected Tax Act savings until the companies' next rate cases. In Connecticut, UI and SCG expect Tax Act savings to be deferred until they are reflected in tariffs in a future rate case, unless PURA determines otherwise. CNG and BGC included Tax Act savings in rate cases that were filed with PURA and the DPU, respectively, in the second quarter of 2018. In Maine, CMP adjusted rates beginning July 1, 2018 to pass back to customers the Tax Act savings after offsetting for recovery of deferred 2017 storm costs and in the general rate case filing with the MPUC is proposing to use savings arising out of the Tax Act to keep its distribution prices stable while making its electric system more reliable. At the FERC, CMP transmission and UI transmission adjusted their tariffs in June 2018 to reflect the income statement value of Tax Act savings.
Power Tax Audits
In 2015, we implemented power tax software to track and measure deferred tax amounts for CMP, NYSEG and RG&E. In connection with this change, we identified historical updates needed with deferred taxes recognized by CMP, NYSEG and RG&E. We increased our deferred tax liabilities in 2015, with a corresponding increase to regulatory assets, to reflect the updated amounts calculated by the power tax software. Since 2015, the NYPSC and MPUC accepted certain adjustments to deferred taxes and associated regulatory assets for this item in recent distribution rate cases, resulting in a regulatory asset balance of approximately $157 million and $160 million for this item at December 31, 2018 and 2017, respectively.
In 2017, audits of the power tax regulatory assets were commenced by the NYPSC and MPUC. On January 11, 2018, the NYPSC issued an order opening an operations audit on NYSEG and RG&E and certain other New York utilities regarding tax accounting. The audit report is expected to be completed in 2019. In January 2018, the MPUC published the power tax audit report with respect to CMP, which indicated that the auditor was unable to verify the “acquisition value” of the power tax regulatory assets. The audit report requires that CMP must provide support for the beginning balance of the regulatory assets or will be unable to recover the value of the assets, which is approximately $10 million. CMP responded in to the audit report in its rate case filing and noted that it could reconcile 99% of the tax values and therefore requested full recovery of the power tax regulatory asset. We cannot predict the outcome of this proceeding.
Ginna Reliability Support Service Agreement
Ginna Nuclear Power Plant, LLC, or GNPP, which is a subsidiary of Constellation Energy Nuclear Group, LLC, or CENG, owns and operates the R.E. Ginna Nuclear Power Plant, or Ginna Facility, and together with GNPP, Ginna, a 581 MW single-unit pressurized water reactor located in Ontario, New York. In May 2014, the NYISO and then the NYPSC ruled that the Ginna Facility was required to maintain system reliability and ordered RG&E and GNPP to negotiate a Reliability Support Service Agreement, or RSSA.
On October 21, 2015, RG&E, GNPP, New York Department of Public Service, Utility Intervention Unit and Multiple Intervenors filed a joint proposal with the NYPSC for approval of the RSSA, as modified. On February 23, 2016, the NYPSC unanimously adopted the joint proposal, which provided for a term of the RSSA from April 1, 2015, through March 31, 2017 and RG&E monthly payments to Ginna in the amount of $15.4 million. In addition, RG&E was entitled to 70% of revenues from Ginna’s sales into the NYISO energy and capacity markets, while Ginna was entitled to 30% of such revenues. The NYPSC also authorized RG&E to implement a rate surcharge effective January 1, 2016, to recover amounts paid to Ginna pursuant to the RSSA. The FERC issued an order authorizing the FERC settlement agreement in the Settlement Docket on March 1, 2016 at which point the rate surcharge went into effect. RG&E used deferred rate credit amounts (regulatory liabilities) to offset the full amount of the deferred collection amount (including carrying costs), plus credit amounts to offset all RSSA costs that exceed $2.3 million per month, not to exceed a total use of credits in the amount of $110 million, applicable through June 30, 2017. The available credits were insufficient to satisfy the final payment amount from RG&E to Ginna, and consistent with the agreement with the NYPSC, the RSSA surcharge continues past March 31, 2017, to recover up to $2.3 million per month until the final payment amount has been recovered by RG&E from customers.
New York TransCo
Networks holds an approximate 20% ownership interest in New York TransCo, LLC. New York TransCo was established by the New York transmission utilities to develop, own, and operate electric transmission in New York. In December 2014, New York TransCo filed for regulatory approval of its rates, terms and conditions with the FERC.
On April 2, 2015, the FERC issued an order granting, inter alia, New York TransCo’s owners’ request for a 50-basis point adder for New York TransCo’s membership in the NYISO RTO, subject to the adder being capped within the zone of reasonableness after a determination of where within that zone its base level ROE should be set. The FERC also set the formula rate and base ROE issue for hearing and settlement judge procedures. In addition, the FERC rejected New York TransCo’s owners’ cost allocation method for the transmission owner transmission solutions, or TOTS, projects because it would allocate costs to Power Supply Long Island and New York Power Authority that they did not voluntarily agree to pay.
On November 5, 2015, New York TransCo’s owners filed the settlement with the FERC to resolve all outstanding issues associated with the TOTS projects, including issues related to the TOTS Projects that were set for hearing and issues pending on rehearing. The issues regarding certain other projects remain pending. The Settlement addressed the financial terms that are components of New York TransCo’s revenue requirement for the proposed TOTS projects, including the base ROE of 9.50%, and a 50-basis point ROE adder, the capital structure of 53%, and the cost allocation under the NYISO OATT for the TOTS projects. On March 17, 2016, the FERC approved the settlement.
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
Weather Impact
The demand for electric power and natural gas is affected by seasonal differences in the weather. Statewide demand for electricity in New York, Connecticut and Maine tends to increase during the summer months to meet cooling load or in winter months for heating load while statewide demand for natural gas tends to increase during the winter to meet heating load. Market prices for both electricity and natural gas reflect the demand for these products and their availability at that time. Overall operating results of Networks do not fluctuate due to commodity costs as the regulated utilities generally recover those costs coincident with their expense or defer any differences for future recovery. Networks has historically sold less power when weather conditions are milder and may also be affected by severe weather, such as ice and snow storms, hurricanes and other natural disasters which may result in additional cost or loss of revenues that may not be recoverable from customers. However, Networks’ regulated utilities, other than MNG and BGC, have approved RDMs as part of the NYPSC, PURA and MPUC rate plans in place for the period ended December 31, 2018. Effective February 1, 2019, new tariffs became effective for BGC, which include an approved RDM. The RDM allows the regulated utilities to defer for future recovery and shortfall from projected revenues whether due to weather, economic conditions, conservation or other factors.
New Renewable Source Generation
Under Connecticut law Public Act 11-80, or PA, Connecticut electric utilities are required to enter into long-term contracts to purchase Connecticut Class I Renewable Energy Credits, or RECs, from renewable generators located on customer premises. Under this program, UI is required to enter into contracts totaling approximately $200 million in commitments over an approximate 21-year period. The obligations will phase in over a six-year solicitation period, and are expected to peak at an annual commitment level of about $13.6 million per year after all selected projects are online. Upon purchase, UI accounts for the RECs as inventory. UI expects to partially mitigate the cost of these contracts through the resale of the RECs. PA 11-80 provides that the remaining costs (and any benefits) of these contracts, including any gain or loss resulting from the resale of the RECs, are fully recoverable from (or credited to) customers through electric rates. PA 17-144 and PA 18-50 added seventh and eighth years and up to $48 million in additional commitments by UI to the program.
On October 23, 2013, PURA approved UI’s renewable connections program filed in accordance with PA 11-80, through which UI has developed 10 MW of renewable generation. The costs for this program will be recovered on a cost of service basis. PURA established a base ROE to be calculated as the greater of: (A) the current UI authorized distribution ROE (currently 9.10%) plus 25 basis points and (B) the current authorized distribution ROE for The Connecticut Light & Power Company (currently 9.17%), less target equivalent market revenues (reflected as 25 basis points). In addition, UI will retain a percentage of the market revenues from the project, which is expected to equate to approximately 25 basis points on a levelized basis over the life of the program. The cost of this project, a 2.8 MW fuel cell facility in New Haven, solar photovoltaic and fuel cell facilities totaling 5 MW in Bridgeport, and a 2.2 MW fuel cell facility in Woodbridge, all of which are now operational, was $41.5 million.
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
Pursuant to Maine law 35-A M.R.S.A §3604, the MPUC is authorized to direct Maine transmission and distribution utilities to enter into long-term contracts to purchase capacity, energy and RECs from up to 50 MW of qualifying community-based renewable energy facilities. In accordance with §3604, on October 22, 2016, CMP commenced purchases from Athens Energy LLC for a contract term of three years. CMP purchase obligations under the Athens contract are approximately $6 million per year. Under the provisions of §3604 and MPUC implementing orders, CMP will periodically auction the purchased products from Athens for resale to wholesale market purchasers and recover any differences between power purchase costs and resale revenues through a reconcilable component of its retail distribution rates. Although the MPUC has certified several additional community-based renewable energy generation projects under §3604 and authorized similar PPAs between these sellers and CMP, no additional facilities have advanced to operational status.
Renewables
Renewable Energy Incentives
Renewables relies, in part, upon government policies that support utility-scale renewable energy and enhance the economic feasibility of development and operating wind energy projects in regions in which Renewables operates or plans to develop and operate renewable energy facilities. In support of this, on December 18, 2015, Congress passed and President Obama signed into law the Consolidated Appropriations Act, Public Law 114-113. This law extends the qualifying dates for the production tax credit available to wind energy generating facilities (Internal Revenue Code Section 45) and the investment tax credit available to commercial solar generating facilities (Internal Revenue Code Section 48). The law also extends an option for wind generation facilities to elect to receive an investment tax credit in lieu of the production tax credit. In general, both provisions allow new wind and solar facilities to qualify for the respective credits at full value over the next several years, with reductions in the value of the authorized tax credits for facilities phased in during subsequent periods. Production tax credits were reduced to 80% for facilities commenced construction in 2017, reduced to 60% for facilities commencing construction in 2018 and will be reduced to 40% for facilities commencing construction in 2019. Investment tax credits will be 30% for projects commencing construction through 2019, then reduce to 26%, 22% and 10% for projects commencing construction in 2020, 2021 and 2022, respectively. The Internal Revenue Service, or IRS, updated its guidance related to which projects will qualify for the production tax credits, including criteria for the beginning of construction for a project and the continuous program of construction or the continuous efforts to advance the project to completion. Multi-year extension of these credits provides opportunities for Renewables to develop, construct and market new renewable generating facilities and partially repower existing renewable generating facilities in several U.S. markets.
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
Renewable Energy Demand
Since the transmission and distribution of electricity is highly concentrated in most jurisdictions, there are a limited number of possible purchasers for utility-scale quantities of electricity in a given geographic location, including transmission grid operators, state and investor-owned power companies, public utility districts, cooperatives and large commercial and industrial customers. As a result, there is a concentrated pool of potential buyers for electricity generated by Renewables’ business, which may restrict their ability to negotiate favorable terms under new PPAs, and could impact their ability to find new customers for the electricity generated by their generation facilities should this become necessary. Furthermore, if the financial condition of these utilities and/or power purchasers deteriorated or the RPS programs, climate change programs or other regulations to which they are currently subject and that compel them to source renewable energy supplies change, demand for electricity produced by Renewables’ businesses could be negatively impacted.

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
Results of Operations
The following table sets forth financial information by segment for each of the periods indicated. Based on the quantitative assessment and due to the disposition of gas trading and storage businesses (see Note 26 to our consolidated financial statements contained in this Annual Report on Form 10-K for further discussion), the Gas business no longer meets the reportable segment criteria effective in the first quarter of 2018. As a result, the prior periods segment information has been restated to conform to the 2018 presentation. Additionally, as a result of the adoption of the amendments to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost, we have reclassified the non-service components of those costs from operations and maintenance to other expense within the consolidated statements of income and applied these amendments retrospectively to prior periods. For further details, refer to Note 3 to our consolidated financial statements contained in this Annual Report on Form 10-K.
Results of operations discussed herein are based on the revised financial results for the years ended December 31, 2017 and 2016.

	Year Ended December 31, 2018
	Total	Networks	Renewables	Other(1)
	(in millions)
Operating Revenues	$6,478	$5,310	$1,139	$29
Operating Expenses
Purchased power, natural gas and fuel used	1,653	1,423	228	2
Operations and maintenance	2,248	1,880	366	2
Loss from assets held for sale	16	—	—	16
Depreciation and amortization	855	503	352	—
Taxes other than income taxes	579	529	57	(7)
Total Operating Expenses	5,351	4,335	1,003	13
Operating Income	1,127	975	136	16
Other Income (Expense)
Other income (expense)	(66)	(79)	18	(5)
Earnings (losses) from equity method investments	10	13	(3)	—
Interest expense, net of capitalization	(303)	(260)	(33)	(10)
Income (Loss) Before Income Tax	768	649	118	1
Income tax expense (benefit)	170	169	(31)	32
Net Income (Loss)	598	480	149	(31)
Less: Net income attributable to noncontrolling interests	3	2	1	—
Net Income (Loss) Attributable to Avangrid, Inc.	$595	$478	$148	$(31)

	Year Ended December 31, 2017
	Total	Networks	Renewables	Other(1)
	(in millions)
Operating Revenues	$5,963	$4,961	$1,047	$(45)
Operating Expenses
Purchased power, natural gas and fuel used	1,338	1,153	225	(40)
Operations and maintenance	2,091	1,721	354	16
Loss from assets held for sale	642	—	—	642
Depreciation and amortization	824	474	325	25
Taxes other than income taxes	563	499	51	13
Total Operating Expenses	5,458	3,847	955	656
Operating Income (Loss)	505	1,114	92	(701)
Other Income (Expense)
Other income (expense)	(62)	(72)	4	6
Earnings (losses) from equity method investments	(40)	15	(55)	—
Interest expense, net of capitalization	(280)	(244)	(28)	(8)
Income (Loss) Before Income Tax	123	813	13	(703)
Income tax (benefit) expense	(259)	316	(320)	(255)
Net Income (Loss)	382	497	333	(448)
Less: Net income attributable to noncontrolling interests	1	1	—	—
Net Income (loss) Attributable to Avangrid, Inc.	$381	$496	$333	$(448)

	Year Ended December 31, 2016
	Total	Networks	Renewables	Other(1)
	(in millions)
Operating Revenues	$6,018	$5,030	$1,015	$(27)
Operating Expenses
Purchased power, natural gas and fuel used	1,286	1,174	152	(40)
Operations and maintenance	2,206	1,839	351	16
Depreciation and amortization	804	466	313	25
Taxes other than income taxes	528	465	50	13
Total Operating Expenses	4,824	3,944	866	14
Operating Income (Loss)	1,194	1,086	149	(41)
Other Income (Expense)
Other income	76	46	30	—
Earnings (losses) from equity method investments	7	15	(8)	—
Interest expense, net of capitalization	(268)	(252)	(50)	34
Income Before Income Tax	1,009	895	121	(7)
Income tax expense (benefit)	377	415	7	(45)
Net Income	632	480	114	38
Less: Net income attributable to noncontrolling interests	—	—	—	—
Net Income Attributable to Avangrid, Inc.	$632	$480	$114	$38

(1)Other amounts represent Corporate, Gas and intersegment eliminations.
Comparison of Period to Period Results of Operations
Our operating revenues increased by 9%, from $5,963 million for the year ended December 31, 2017, to $6,478 million for the year ended December 31, 2018.
Our purchased power, natural gas and fuel used increased by 24%, from $1,338 million for the year ended December 31, 2017, to $1,653 million for the year ended December 31, 2018.
Our operations and maintenance increased by 8%, from $2,091 million for the year ended December 31, 2017, to $2,248 million for the year ended December 31, 2018.
Details of the period to period comparison are described below at the segment level.
Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017
Networks
Operating revenues for the year ended December 31, 2018 increased by $349 million, or 7%, from $4,961 million for the year ended December 31, 2017, to $5,310 million. Electricity and gas revenues increased by $82 million and $27 million, primarily due to the impact, respectively, of increased electric and gas customer rates in the year ended December 31, 2018 compared to the same period in 2017. Electricity and gas revenues for the year ended December 31, 2018 compared to the same period in 2017, increased by $87 million and $94 million due to increased commodity prices and higher volumes largely driven by an increase in degree days. Wholesale electricity and capacity revenues increased by $59 million for the year ended December 31, 2018 compared to the same period of 2017 due to an increase in average prices. Revenue related regulatory activities in the period increased primarily due to $65 million increase in pass through components and $31 million increase in appliance revenue, both offset in operations and maintenance, increase of $13 million in earnings sharing, which is primarily offset by an adjustment of $14 million to unfunded future income tax to reflect the change from a flow through to normalization method, which was recorded in 2017 as an increase to revenue, with an offsetting and equal increase to income tax expense, a decrease of $78 million from deferrals of excess deferred income taxes due to changes in federal tax rates as a result of the Tax Act and $16 million in non-bypassable charges in the period.
Purchased power, natural gas and fuel used for the year ended December 31, 2018 increased by $270 million, or 23%, from $1,153 million for the year ended December 31, 2017, to $1,423 million. The increase is primarily driven by $175 million and

$86 million increases in average commodity prices and overall increase in the units of electricity and gas, respectively, procured due to an increase in degree days combined with an $8 million increase in other power supply purchases.
Operations and maintenance during the year ended December 31, 2018 increased by $159 million, or 9%, from $1,721 million for the year ended December 31, 2017, to $1,880 million. The increase is primarily due to a $65 million increase in operations pass through costs and $31 million of costs related to appliance revenue, both offset in revenue, a $20 million increase due to non-deferrable storm costs, a $13 million increase in uncollectible expenses and lower capitalized labor costs of $37 million in the period, offset by a $6 million decrease in personnel costs driven by lower termination settlements compared to the same period of 2017.
Renewables
Operating revenues for the year ended December 31, 2018 increased by $92 million, or 9% from $1,047 million for the year ended December 31, 2017, to $1,139 million. The increase in operating revenues was primarily due to an increase of $88 million with wind generation output increasing 1,730 GWh, an increase in thermal revenue of $12 million driven by higher prices, an increase of $25 million resulting from the sale of a claim from a bankruptcy proceeding with a customer, an increase of $6 million resulting from the settlement of a lawsuit in the period, offset by $8 million decrease driven by cancellation of First Energy PPAs combined with unfavorable mark-to-market, or MtM, changes of $32 million on energy derivative transactions entered into for economic hedging purposes.
Purchased power, natural gas and fuel used for the year ended December 31, 2018 increased by $3 million, or 1%, from $225 million for the year ended December 31, 2017, to $228 million. The increase is primarily driven by an increase of $25 million in power purchases and transmission costs due to the addition of new capacity, offset by MtM changes on derivatives of $22 million that were favorable due to market price changes in the current period.
Operations and maintenance for the year ended December 31, 2018 increased by $12 million, or 3%, from $354 million for the year ended December 31, 2017, to $366 million, which is primarily due to a $9 million increase in wind farm operations costs driven by new capacity with the remaining increase attributable to higher intercompany charges in 2018.
Depreciation, Amortization and Impairment
Depreciation, amortization and impairment expenses for the year ended December 31, 2018 decreased by $595 million, or 41%, from $1,466 million for the year ended December 31, 2017, to $871 million. The decrease is driven by lower loss from assets held for sale of $626 million recorded in connection with management's decision in 2017 to sell the gas trading and storage businesses. Net plant additions in Networks increased depreciation expense by $27 million in the period. Renewables added $34 million to depreciation expense due to a new operating capacity and $2 million of accelerated depreciation driven by repowering, offset by $9 million lower depreciation expense due to assets lives increase recorded in 2017 and $24 million of lower depreciation expense in Other driven by the cessation of depreciation of assets held for sale.
Other Income and (Expense) and Equity Earnings
Other income and (expense) and equity earnings for the year ended December 31, 2018 increased by $46 million, or 45%, from $(102) million for the year ended December 31, 2017, to $(56) million, primarily due to the impact of an other than temporary impairment, or OTTI, of $49 million on an equity method investment and a $3 million lower write-off of certain development projects in Renewables in 2017, a $10 million gain from the sale of our interest in Coyote Ridge in 2018, offset by an $8 million increase in non-service component of pension and other post-retirement cost and a decrease of $6 million in allowance for funds used during construction and other regulatory deferrals in Networks.
Interest Expense, Net of Capitalization
Interest expense for the year ended December 31, 2018 increased by $23 million or 8% from $280 million for the year ended December 31, 2017, to $303 million. Networks and Other added $13 million and $18 million of interest expense from new debt issued in 2018 and 2017. In addition, Renewables interest expense increased by $16 million due to an intercompany loan in the current period. This is offset by $24 million lower interest expense in Other driven by sale of the gas business in 2018.
Income Tax Expense
The effective tax rate, inclusive of federal and state income tax, for the year ended December 31, 2018 was 22.1%, which is higher than the 21% statutory federal income tax rate applicable in 2018, predominantly due to $20.7 million of tax expense recorded in connection with the disposal of the Gas business and discrete adjustments recorded during the period, offset by the recognition of production tax credits associated with wind production. The effective tax rate, inclusive of federal and state income tax, for the year ended December 31, 2017, was (210.6)%, which is lower than the 35% statutory federal income tax rate predominately due to a $328 million tax benefit from measurement of deferred income tax balances as a result of the Tax Act. Additionally, a $14 million increase in income tax expense is due to unfunded future income tax to reflect the change from a flow through to normalization method, which was recorded as an increase to revenue, with an offsetting and equal increase to income tax expense during the year ended December 31, 2017. This increase was partially offset by other discrete tax adjustments and recognition of production tax credits associated with wind production during the same period.
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
Operations and maintenance during the year ended December 31, 2017 decreased by $118 million, or less than 1%, from $1,839 million for the year ended December 31, 2016, to $1,721 million. The decrease is primarily due to a $109 million decrease in the Ginna RSSA driven by its completion and $120 million of the non-service component of pension and other post-retirement cost reclassified from operations and maintenance to other income (expense) in 2017 due to adoption of the amendments to improve the presentation of net periodic pension cost, offset by a $36 million increase in purchases of renewable and zero-emission energy certificates related to a new program to adopt clean energy standards, increase in personnel costs of $32 million driven largely by overtime associated with non-deferrable storm costs, increase of $22 million in reserves for uncollectible accounts, and $19 million in transmission and generation charges in the period.
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
Other Income and (Expense) and Equity Earnings
Other income and (expense) and equity earnings for the year ended December 31, 2017 decreased by $185 million, or 223%, from $83 million for the year ended December 31, 2016, to $(102) million, primarily due to the impact of a $31 million gain from the sale of the Iroquois equity investment during the year ended December 31, 2016, other than temporary impairment of $49 million on a Renewables equity method investment and $120 million of the non-service component of pension and other post-retirement cost reclassified from operations and maintenance to other income (expense) in 2017 due to adoption of the amendments to improve the presentation of net periodic pension cost, offset by $13 million for increased allowance for funds used during construction and other regulatory deferrals in Networks.
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
Income Tax Expense
The effective tax rate, inclusive of federal and state income tax, for the year ended December 31, 2017 was (210.6)%, which is lower than the 35% statutory federal income tax rate predominately due to a $328 million tax benefit from measurement of deferred income tax balances as a result of the Tax Act. Additionally, a $14 million increase in income tax expense is due to unfunded future income tax to reflect the change from a flow through to normalization method, which was recorded as an increase to revenue, with an offsetting and equal increase to income tax expense during the year ended December 31, 2017. This increase was partially offset by other discrete tax adjustments and recognition of production tax credits associated with wind production during the same period. The effective tax rate, inclusive of federal and state income tax, for the year ended December 31, 2016, was 37.6%, which is slightly higher than the 35% statutory federal income tax rate due to offsetting income tax matters. Increases were predominantly due to the impact of an adjustment of $126 million to unfunded future income tax to reflect the change from a flow through to normalization method following the approval of the Joint Proposal by the NYPSC, which was recorded in the second quarter of 2016 as an increase to income tax expense and an offsetting increase to revenue. This was offset by the recognition of production tax credits associated with wind and state income tax amounts including unitary filing amounts for our various states of operations.
Non-GAAP Financial Measures
To supplement our consolidated financial statements presented in accordance with U.S. GAAP, we consider adjusted net income and adjusted earnings per share as non-GAAP financial measures that are not prepared in accordance with U.S. GAAP. The non-GAAP financial measures we use are specific to AVANGRID and the non-GAAP financial measures of other companies may not be calculated in the same manner. We use these non-GAAP financial measures, in addition to U.S. GAAP measures, to establish operating budgets and operational goals to manage and monitor our business, evaluate our operating and financial performance and to compare such performance to prior periods and to the performance of our competitors. We believe that presenting such non-GAAP financial measures is useful because such measures can be used to analyze and compare profitability between companies and industries by eliminating the impact of certain non-cash charges. In addition, we present non-GAAP financial measures because we believe that they and other similar measures are widely used by certain investors, securities analysts and other interested parties as supplemental measures of performance.
We define adjusted net income as net income adjusted to exclude restructuring charges, mark-to-market adjustments to reflect the effect of MtM changes in the fair value of derivative instruments used by AVANGRID to economically hedge market price fluctuations in related underlying physical transactions for the purchase and sale of electricity, loss from held for sale measurement, impact of the Tax Act, accelerated depreciation derived from repowering of a windfarm, gain on the sale of equity method and other investment, other than temporary impairment, or OTTI, and adjustments for the non-core Gas storage business.

We believe adjusted net income is more useful in understanding and evaluating actual and projected financial performance and contribution of AVANGRID core lines of business and to more fully compare and explain our results. The most directly comparable U.S. GAAP measure to adjusted net income is net income. We also define adjusted earnings per share, or adjusted EPS, as adjusted net income converted to an earnings per share amount.
The use of non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, AVANGRID’s U.S. GAAP financial information, and investors are cautioned that the non-GAAP financial measures are limited in their usefulness, may be unique to AVANGRID and should be considered only as a supplement to AVANGRID’s U.S. GAAP financial measures. The non-GAAP financial measures may not be comparable to other similarly titled measures of other companies and have limitations as analytical tools.
Non-GAAP financial measures are not primary measurements of our performance under U.S. GAAP and should not be considered as alternatives to operating income, net income or any other performance measures determined in accordance with U.S. GAAP.
The following tables provide a reconciliation between Net Income attributable to AVANGRID and adjusted net income (non-GAAP) by segment for the years ended December 31, 2018, 2017 and 2016, respectively:

	Year Ended December 31, 2018
	Total	Networks	Renewables	Corporate *	Gas Storage
	(in millions)
Net Income (Loss) Attributable to Avangrid, Inc.	$595	$478	$148	$(12)	$(19)
Adjustments:
Mark-to-market adjustments - Renewables	25	—	25	—	—
Restructuring charges	4	4	—	—	—
Loss from held for sale measurement	16	—	—	—	16
Impact of the Tax Act	46	5	16	25	—
Accelerated depreciation from repowering	3	—	3	—	—
Income tax impact of adjustments (1)	6	(1)	(7)	—	14
Gas Storage, net of tax	(11)	—	—	—	(11)
Adjusted Net Income (2)	$684	$486	$185	$13	$—

	Year Ended December 31, 2017
	Total	Networks	Renewables	Corporate *	Gas Storage
	(in millions)
Net Income (Loss) Attributable to Avangrid, Inc.	$381	$496	$333	$60	$(508)
Adjustments:
Mark-to-market adjustments - Renewables	15	—	15	—	—
Restructuring charges	20	20	—	—	—
Loss from held for sale measurement	642	—	—	—	642
Impact of the Tax Act	(328)	(2)	(301)	(5)	(20)
Impairment of equity method investment	49	—	49	—	—
Income tax impact of adjustments (1)	(162)	(8)	24	—	(179)
Gas Storage, net of tax	64	—	—	—	64
Adjusted Net Income (2)	$682	$507	$120	$55	$—

	Year Ended December 31, 2016
	Total	Networks	Renewables	Corporate *	Gas Storage
	(in millions)
Net Income (Loss) Attributable to Avangrid, Inc.	$632	$480	$114	$80	$(42)
Adjustments:
Sale of equity method and other investments	(36)	—	(3)	(33)	—
Impairment of investment	3	3	—	—	—
Mark-to-market adjustments - Renewables	(20)	—	(20)	—	—
Income tax impact of adjustments (1)	22	(1)	9	14	—
Gas Storage, net of tax	42	—	—	—	42
Adjusted Net Income (2)	$643	$482	$100	$61	$—

(1)
Income tax impact of adjustments: $(6) million from MtM adjustment, $(1) million from accelerated depreciation, $(1) million from restructuring charges, $14 million from loss from held for sale measurement for the year ended December 31, 2018. Income tax impact of $(5) million from MtM adjustment, $(8) million from restructuring charges, $(13) million from OTTI on an equity method investment, $(179) million from loss from held for sale measurement and $43 million from adjustment to unitary income taxes as a result of expected future sale of Gas for the year ended December 31, 2017. Income tax impact of $14 million from sale of equity method investment, $1 million from sale of other investment, $(1) million on impairment of investment and $8 million from MtM adjustment for the year ended December 31, 2016.

(2)
Adjusted Net Income is a non-GAAP financial measure and is presented after excluding restructuring charges, gain on the sale of equity method and other investments, OTTI on equity method and other investment, loss from held for sale measurement, impact of the Tax Act, accelerated depreciation derived from repowering of a wind farm, MtM activities in Renewables and Gas storage businesses.

* Includes corporate and other non-regulated entities as well as intersegment eliminations.
Comparison of Period to Period Results of Operations
Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017
Adjusted net income
Our adjusted net income increased by $2 million, or less than 1%, from $682 million for the year ended December 31, 2017 to $684 million for the year ended December 31, 2018. The increase is primarily due to a $65 million increase in Renewables due to increased wind generation in the period, offset by a $21 million decrease in Networks driven by higher non-deferrable storm costs and the associated impacts including lower capitalized labor in the period, $42 million decrease in Corporate mainly driven by lower interest income on intercompany loans due to the sale of the gas business in 2018 and higher income tax expense due to decreased unitary benefit driven by sale of gas business.
Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016
Adjusted net income
Our adjusted net income increased by $38 million, or 6%, from $643 million for the year ended December 31, 2016 to $682 million for the year ended December 31, 2017. The increase is primarily due to a $25 million increase in Networks primarily due to the impact of higher average rates from rate case activities in New York and Connecticut, $20 million increase in Renewables due primarily to increased wind generation along with the addition of a new capacity, offset by $6 million decrease in Corporate mainly driven by higher interest expense from outstanding debt during the period and higher income tax expense from an effective tax rate adjustment.
The following tables reconcile Net Income attributable to AVANGRID to Adjusted Net Income (non-GAAP), and EPS attributable to AVANGRID to adjusted EPS (non-GAAP) for the years ended December 31, 2018, 2017 and 2016, respectively:

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Networks	$478	$496	$480
Renewables	148	333	114
Corporate (1)	(12)	60	80
Gas Storage	(19)	(508)	(42)
Net Income Attributable to Avangrid, Inc.	$595	$381	$632
Adjustments:
Sale of equity method and other investments	—	—	(36)
Impairment of equity method and other investment (2)	—	49	3
Restructuring charges (3)	4	20	—
Mark-to-market adjustments - Renewables (4)	25	15	(20)
Loss from held for sale measurement (5)	16	642	—
Impact of the Tax Act (6)	46	(328)	—
Accelerated depreciation from repowering (7)	3	—	—
Income tax impact of adjustments	6	(162)	22
Gas Storage, net of tax	(11)	64	42
Adjusted Net Income (8)	$684	$682	$643

	Years Ended December 31,
	2018	2017	2016
Networks	$1.54	$1.60	$1.55
Renewables	0.48	1.08	0.37
Corporate (1)	(0.04)	0.19	0.26
Gas Storage	(0.06)	(1.64)	(0.14)
Earnings Per Share	$1.92	$1.23	$2.04
Adjustments:
Sale of equity method and other investments	—	—	(0.12)
Impairment of equity method and other investment (2)	—	0.16	0.01
Restructuring charges (3)	0.01	0.07	—
Mark-to-market adjustments - Renewables (4)	0.08	0.05	(0.06)
Loss from held for sale measurement (5)	0.05	2.08	—
Impact of the Tax Act (6)	0.15	(1.06)	—
Accelerated depreciation from repowering (7)	0.01	—	—
Income tax impact of adjustments	0.02	(0.52)	0.07
Gas Storage, net of tax	(0.04)	0.21	0.14
Adjusted Earnings Per Share (8)	$2.21	$2.20	$2.08

(1)	Includes corporate and other non-regulated entities as well as intersegment eliminations.

(2)	Includes OTTI on equity method investment recorded in 2017.

(3)
Restructuring and severance related charges relate to costs resulted from restructuring actions involving initial targeted voluntary workforce reductions and related costs in our plan to vacate a lease, predominantly within the Networks segment.

(4)
MtM adjustments relate to changes in the fair value of derivative instruments used by AVANGRID to economically hedge market price fluctuations in related underlying physical transactions for the purchase and sale of electricity and gas.

(5)	Represents loss from measurement of assets and liabilities held for sale in connection with the sale of the gas trading and storage businesses.

(6)	Represents the impact from measurement of deferred income tax balances as a result of the Tax Act enacted by the U.S. federal government on December 22, 2017.

(7)	Represents the amount of accelerated depreciation derived from repowering of a wind farm in Renewables.

(8)
Adjusted Net Income and Adjusted Earnings Per Share are non-GAAP financial measures and are presented after excluding restructuring charges, gain on the sale of equity method and other investments, OTTI on equity method and other investment, loss from held for sale measurement, impact of the Tax Act, accelerated depreciation derived from the repowering of a wind farm, MtM activities in Renewables and Gas storage businesses.

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
Liquidity Resources
At December 31, 2018, we had cash and cash equivalents of $36 million, as compared to $41 million at December 31, 2017. In addition to cash on hand, we have the capacity to borrow from third parties through a $2 billion commercial paper program, the $2.5 billion AVANGRID Credit Facility which backstops the commercial paper program and $0.5 billion from an Iberdrola Group Credit Facility, which are described below.
We optimize our liquidity within the United States through a series of arms-length intercompany lending arrangements with our subsidiaries and among our regulated utilities to provide for lending of surplus cash to subsidiaries with liquidity needs, subject to the limitation that the regulated utilities may not lend to unregulated affiliates.
We manage our overall liquidity position as part of the group of companies controlled by Iberdrola, or the Iberdrola Group, and are a party to a liquidity agreement with Bank of America, N.A. along with certain members of the Iberdrola Group. The liquidity agreement aids the Iberdrola Group in efficient cash management and reduces the need for external borrowing by the pool participants. Parties to the agreement, including us, may deposit funds with or borrow from the financial institution, provided that the net balance of funds deposited or borrowed by all pool participants in the aggregate is not less than zero. The balance in this account at December 31, 2018 was zero. Any deposit amounts would be reflected in our consolidated balance sheets under cash and cash equivalents because our deposited surplus funds under the cash pooling agreement are highly-liquid short-term investments. We also have a bi-lateral demand note agreement with a Canadian affiliate of the Iberdrola Group under which we had notes payable balance outstanding of $0 and $29 million at December 31, 2018 and December 31, 2017, respectively.
AVANGRID Commercial Paper Program
On May 13, 2016, AVANGRID established a commercial paper program with a limit of $1 billion that is backstopped by the AVANGRID Credit Facility (described below). On July 30, 2018, AVANGRID increased this limit from $1 billion to $2 billion. As of December 31, 2018 and February 27, 2019, there was $589 million and $766 million of commercial paper outstanding, respectively.
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
Since the facility is a backstop to the AVANGRID commercial paper program, the amounts available under the facility as of December 31, 2018 and February 27, 2019, were $1,911 million and $1,734 million, respectively.
Iberdrola Group Credit Facility
On June 18, 2018, AVANGRID entered into a credit facility with Iberdrola Financiacion, S.A.U., a company of the Iberdrola Group. The facility has a limit of $500 million and matures on June 18, 2023. AVANGRID pays a facility fee of 10.5 basis points annually on the facility. As of both December 31, 2018 and February 27, 2019, there was no outstanding amount under this credit facility.
Long-Term Capital Resources
We expect to meet our long-term capital requirements through the use of our cash balances, credit facilities, cash from operations and long-term borrowing. We have investment grade ratings from Standard and Poor’s, Moody’s and Fitch and we believe that we can raise capital on competitive terms in the investment grade debt capital and/or bank markets.
On June 29, 2018, NYSEG and RG&E remarketed $326 million in aggregate principal amount of Pollution Control Revenue Bonds, issued through the New York State Energy Research and Development Authority, with mandatory tender and maturity dates ranging from 2023 to 2029 and interest rates ranging from 2.625% to 3.50%.
On October 2, 2018, UI remarketed $64.5 million in aggregate principal amount of Pollution Control Refunding Revenue Bonds, issued through the Business Finance Authority of the State of New Hampshire, with a mandatory tender date in 2023 and an interest rate of 2.80%.
In the third and fourth quarters of 2018, UI, CNG, SCG, BGC and CMP offered a total of $645 million of debt securities in the private placement market. On October 4, 2018, each of UI, CNG and BGC executed separate note purchase agreements to issue senior unsecured notes, and SCG executed a bond purchase agreement to issue first mortgage bonds. On October 4, 2018, UI issued $100 million of senior unsecured notes maturing in 2028 at an interest rate of 4.07%, and on January 15, 2019, UI, CNG, SCG and BGC issued $195 million in aggregate amount of notes/bonds with maturity dates ranging from 2029 to 2049 and interest rates ranging from 4.07% to 4.52%.
On December 12, 2018, UI issued an additional $50 million of senior unsecured notes maturing in 2025 at a fixed interest rate of 3.96% under a separate note purchase agreement. In addition, on December 27, 2018, CMP executed a bond purchase agreement to issue $300 million of first mortgage bonds and issued $60 million of such bonds maturing in 2028 at a fixed interest rate of 3.95%. The remaining $240 million in aggregate amount of CMP first mortgage bonds are expected to be issued in June 2019.  Maturities range from seven to 15 years and interest rates range from 3.87% to 4.20%.
At December 31, 2018, we had $4,657 million of long-term debt (including the current portion thereof) outstanding in the Networks segment consisting of first mortgage bonds, senior unsecured notes, tax-exempt bonds and various other forms of debt. Networks' regulated utilities are required by regulatory order to maintain a minimum ratio of common equity to total capital that is tied to the capital structure used in the establishment of their revenue requirements. Pursuant to these requirements, each of NYSEG, RG&E, CMP and MNG must maintain a minimum equity ratio equal to the ratio in its currently effective rate plan or decision measured using a trailing 13-month average. On a monthly basis, each utility must maintain a minimum equity ratio of no less than 300 basis points below the equity ratio used to set rates. UI, SCG, CNG and BGC are restricted from paying dividends if paying such dividend would result in their respective common equity ratio being lower than 300 basis points below the equity percentage used to set rates in the most recent distribution rate proceeding as measured using a trailing 13-month average calculated as of the most recent quarter end. The regulated utilities periodically pay dividends to, or receive capital contributions from, AVANGRID in order to maintain the minimum equity ratio requirement. They each independently incur indebtedness by issuing investment grade debt securities. Networks’ regulated utilities were in compliance with these regulatory orders as of December 31, 2018.
At December 31, 2018, we had $52 million of long-term debt (including the current portion thereof) outstanding in the Renewables segment relating to a sale-leaseback arrangement on a solar generation facility. Renewables has also sourced capital through tax equity financing arrangements associated with particular wind farm projects. The arrangements allocate taxable income and production tax credits to the tax equity investor in exchange for an initial contribution. Effective January 1, 2018, tax equity financing arrangements are recorded as a noncontrolling interest. On May 3, 2018, Renewables closed on the sale of a tax equity interest in its El Cabo wind project which resulted in proceeds of $213 million.
At December 31, 2018, we had $1,053 million of long-term debt (including the current portion thereof) outstanding in corporate. Long-term debt in corporate consists mainly of $450 million of 4.625% notes due in 2020 originally issued by UIL in 2010 and transferred to Avangrid, Inc. in December 2016 and $600 million of 3.150% notes due 2024 issued in November 2017.
In our credit facilities, long-term borrowing and tax-equity partnerships, we and our affiliates that are parties to the agreements are subject to covenants that are standard for such agreements. Affirmative covenants impose certain obligations on the borrower and negative covenants limit certain activities by the borrower. The agreements also define certain events of default, including but not limited to non-compliance with the covenants that may automatically in some circumstances, or at the option of the lenders in other circumstances, trigger acceleration of the obligations. We and our affiliates were in compliance with all such covenants at December 31, 2018.

Capital Requirements
Funding Future Common Dividend Payments
We expect to fund any quarterly shareholder dividends primarily from the cash provided by operations of our businesses in the future. We have revolving credit facilities and a commercial paper program, as described above, to fund short-term liquidity needs and we believe that we will have access to the capital markets should additional, long-term growth capital be necessary.
Capital Expenditures
The regulated utilities’ capital expenditures over the last three years have been as follows:

	2018	2017	2016
	(in millions)
NYSEG	$517	$364	$282
RG&E	283	303	268
CMP	212	252	207
MNG	7	3	3
UI	153	176	170
SCG	57	53	54
CNG	55	70	73
BGC	17	18	17
Total	$1,301	$1,239	$1,074

Renewables’ capital expenditures for the years set forth below were as follows:

	2018	2017	2016
	(in millions)
Wind & solar	$277	$902	$751
Thermal	25	17	8
Corporate(1)	13	10	7
Total capital expenditures	$315	$929	$766

(1)	Includes information technology and facilities and safety (security).

Networks increased its capital expenditures during the period from 2016 to 2018 to upgrade and expand electricity and natural gas transmission and distribution infrastructure. In 2018, NYSEG and RG&E continued their capital investments in a number of programs disclosed in Appendix P Schedule I of the Joint Proposal, including the grid automation project, distribution line project, Columbia County transmission project, Rochester Area Reliability Project, or RARP, and Gas Distribution Mains and Leak Prone Main replacement project. In 2018, CMP made capital investments in developing its new customer relationship management and billing system. UIL’s capital projects remained relatively flat for the same period, and the most relevant projects were the ones related to new customers, system and corrective reliability, system resiliency, infrastructure replacement and system operations.
Renewables also made capital investments during this three-year period. In 2018, there were capital expenditures of $232 million on construction of Otter Creek, Karankawa, Montague, Wy'East Solar and other wind and solar assets, $25 million in capital expenditures on the Klamath gas-fired cogeneration facility, or the Klamath Plant, $17 million on improvements to operating wind assets and $28 million in development costs.
In 2017, there were capital expenditures of $856 million on construction of El Cabo, Tule, Twin Buttes II, Deerfield and other wind assets, $17 million in capital expenditures on the Klamath Plant, $11 million on improvements to operating wind assets and $35 million in development costs.
In 2016, there were capital expenditures of $728 million on construction of the Amazon Wind Farm US - East (formerly Desert Wind) and other wind assets, $8 million in capital expenditures on the Klamath Plant, $10 million on improvements to operating wind assets and $13 million in development costs.

Capital Improvement Projects
An important part of our business strategy involves capital improvement projects. Through Networks we plan to invest a total of approximately $7.99 billion from 2019 to 2023 to upgrade and expand electricity and natural gas transmission and distribution infrastructure. In the next 12 months, Networks plans to invest $330 million in Maine, including the NECEC, Spectrum Project, Fleet Services, Physical and Cyber Security, Line Inspection and Waterville-Winslow Reliability Project. In addition, CMP plans to continue developing its new customer relationship management and billing system and new transmission investments in the Maine Electric Power Corporation, or MEPCO, 388 rebuild. MEPCO plans to invest $18 million in the next 12 months. NYSEG plans to invest $580 million in the next 12 months, including a number of programs disclosed in Appendix P Schedule I of the Joint Proposal dated June 15, 2016, the most relevant ones: NYSEG Grid Automation, AMI Project, NY WAN Expansion Project, BES Program - FERC Compliance, NYSEG Breaker Program, NYSEG Distribution Line Project, Phelps South Gas Replacement Project, Gas Distribution Mains and Leak Prone Main replacement. RG&E plans to invest $382 million in the next 12 months, including a number of programs disclosed in Appendix P Schedule I of the Joint Proposal dated June 15, 2016, the most relevant ones: RARP, BES Program - FERC Compliance, Station 23 115kV Substation, Telcom NY WAN Buildout, Gas Distribution Mains and Leak Prone Main replacement. UIL plans to invest $345 million in the next 12 months, including a number of programs and projects related to new customer connections, replacement of aging infrastructure, and improvement of system operations, reliability and resiliency. For gas operations, the most notable investments include cast iron/bare steel pipe replacement, infrastructure expansion and the connection of new customers, and Milford LNG facility upgrades.
Through Renewables we plan to invest a total of approximately $4.0 billion from 2019 to 2023 and add approximately 2,200 MW of generation capacity. 1,300 MW are approved for construction in 2019 and 2020 and these projects are under long-term PPA or hedge contracts.
In December 2018, Renewables, through its joint venture in Vineyard Wind, was awarded a second Massachusetts offshore lease. In February 2019, a contribution was made to a new offshore development project of $100 million to enter into the lease contract.
We expect to fund these capital improvement projects through a combination of retained earnings, cash provided by operations and access to the capital markets, including debt borrowings at either the subsidiary or holding company level. Additionally, we have a revolving credit facility, as described above, to fund short-term liquidity needs.
Cash Flows
Our cash flows depend on many factors, including general economic conditions, regulatory decisions, weather, commodity price movements and operating expense and capital spending control.
The following is a summary of the cash flows by activity for the years ended December 31, 2018, 2017 and 2016, respectively:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Cash Flows
Net cash provided by operating activities	$1,791	$1,763	$1,561
Net cash used in investing activities	(1,564)	(2,341)	(1,527)
Net cash (used in) provided by financing activities	(230)	528	(372)
Net decrease in cash, cash equivalents and restricted cash	$(3)	$(50)	$(338)
Operating Activities
Our primary sources of operating cash inflows are proceeds from transmission and distribution of electricity and natural gas and sales of wholesale energy and energy related products and services. Our primary operating cash outflows are power and natural gas purchases and transmission operating and maintenance expenses, as well as personnel costs and other employee-related expenditures. As our business has expanded, our working capital requirements have grown. We expect our working capital to grow as we continue to grow our business.
In 2018, net cash provided by operating activities was $1.8 billion. During the period, Renewables contributed $522 million of operating cash flow associated with wholesale sales of energy, Networks contributed $980 million of operating cash as the result of regulated transmission and distribution sales of electricity and natural gas. Additionally, $11 million in cash was used associated with corporate operating expenses in support of the operating segments and changes in working capital provided $303 million in cash. The cash from operating activities in 2018 compared to 2017 increased by $28 million, primarily attributable to increased operating revenues. The net $12 million change in operating assets and liabilities in 2018 was primarily attributable to a net increase of $12 million in accounts receivable and payable due to impacts from sales and purchases, increase in inventories of $14 million, cash distributions from equity method investments of $14 million, net increase of $49 million in other assets/liabilities and taxes accrued of $30 million, offset by net decrease in regulatory assets/liabilities of $79 million.
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
Investing Activities
Our investing activities have primarily focused on enhancing, automating and reinforcing the asset base to support safety, reliability and customer growth in accordance with the regulatory markets within which we operate, as well as constructing solar and wind assets and spending on gas generation assets.
In 2018, net cash used in investing activities was $1,564 million, which was comprised of $1,377 million associated with capital expenditures at Networks and $410 million of capital expenditures at Renewables primarily associated with payments in support of the new capacity construction projects. This was offset by $60 million of contributions in aid of construction, $4 million of cash distributions from equity method investments, and proceeds from sale of assets of $204 million primarily related to the sale of assets held for sale.
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
In 2018, financing activities used $230 million in cash reflecting primarily an issuance of non-current debt at NYSEG, RG&E, CMP and UI with the net proceeds of $597 million, contributions from non-controlling interests of $223 million, offset by a net decrease in non-current debt and current notes payable of $418 million, distributions to non-controlling interests of $76 million, payments on capital leases of $13 million and dividends of $537 million.
In 2017, financing activities provided $528 million in cash reflecting primarily an issuance of non-current debt at RG&E with the net proceeds of $294 million and notes at Avangrid, Inc. with net proceeds of $594 million, after price discount and issuance-related expenses, a net increase in non-current debt and current notes payable of $320 million, payments on the tax equity financing arrangements of $113 million, capital lease of $33 million and dividends of $535 million.
In 2016, cash used in financing activities was $372 million reflecting primarily an increase in non-current notes payable of $493 million less maturities and redemptions of $355 million, $88 million in payments on the tax equity financing arrangements, repurchase of common stock of $5 million and dividends of $401 million.
Contractual Obligations
As of December 31, 2018, our contractual obligations (excluding any tax reserves) were as follows:

	Total	2019	2020	2021	2022	2023	Thereafter
	(in millions)
Operating leases(1)	$911	$31	$39	$38	$35	$33	$735
Projected future pension benefit plan contributions(2)	337	63	67	61	78	68	—
Long-term debt (including current maturities)(3)	5,762	394	720	308	365	489	3,486
Interest payments(4)	2,290	234	217	189	176	159	1,315
Material purchase commitments(5)	1,827	1,307	211	118	54	37	100
Total Contractual Obligations	$11,127	$2,029	$1,254	$714	$708	$786	$5,636

(1)
Represents lease contracts relating to operational facilities, office building leases, and vehicle and equipment leases. These amounts represent our expected unadjusted portion of the costs to pay as amounts related to contingent payments are predominantly linked to electricity generation at the respective facilities.

(2)
The qualified pension plans’ contributions are generally based on the estimated minimum pension contributions required under the Employee Retirement Income Sensitivity Act of 1974, as amended, and the Pension Protection Act of 2006, as well as contributions necessary to avoid benefit restrictions and at-risk status and agreements with state regulatory agencies. These amounts represent estimates that are based on assumptions that are subject to change. The minimum required contributions for years after 2023 are not included as projections beyond 2023 are not available.

(3)	Includes sinking fund obligations and obligations under capital leases. See debt payment discussion in “Long-term Capital Resources.”

(4)
Interest payments are estimated based on final maturity dates of debt securities outstanding at December 31, 2018, and do not reflect anticipated future refinancing, early redemptions or debt issuances. Variable rate interest obligations are estimated based on rates as of December 31, 2018.

(5)	Represents forward purchase commitments under power, gas and other arrangements and contractual obligations for material and services on order but not yet delivered at December 31, 2018.
Critical Accounting Policies and Estimates
The financial statements provided herein have been prepared in accordance with U.S. GAAP and include the accounts of AVANGRID and its consolidated subsidiaries.
In preparing the accompanying financial statements, our management has made certain estimates and assumptions that affect the reported amounts of assets, liabilities, shareholder’s equity, revenues and expenses and the disclosures thereof. The following accounting policies represent those that management believes are particularly important to the consolidated financial statements and that require the use of estimates, assumptions and judgments to determine matters that are inherently uncertain. Our management recorded the net assets of ARHI in these consolidated financial statements at the historical accounting basis of AVANGRID. The historical accounting basis of AVANGRID includes purchase accounting adjustments related to AVANGRID’s acquisition of ARHI in 2007. Prior to the 2013 reorganization of AVANGRID, Networks was not considered to be a substantive operating entity as it did not hold any direct operations and had always been a part of AVANGRID. As a result, the net assets of Networks in these consolidated financial statements are recorded at the historical accounting basis of AVANGRID, which do not include purchase accounting adjustments related to Iberdrola, S.A.’s acquisition of AVANGRID in 2008.
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
Accounting for Pensions and Other Post-retirement Benefits
We provide pensions and other post-retirement benefits for a significant number of employees, former employees and retirees. We account for these benefits in accordance with the accounting rules for retirement benefits. In accounting for its pension and other post-retirement benefit plans, or the AVANGRID plans, assumptions are made regarding the valuation of benefit obligations and the performance of plan assets. Delayed recognition of differences between actual results and those assumed allows for a smoother recognition of changes in benefit obligations and plan performance over the working lives of the employees who benefit under the AVANGRID plans. The primary assumptions include the discount rate, the expected return on plan assets, health care cost trend rate, mortality assumptions and demographic assumptions. We apply consistent estimation techniques regarding our actuarial assumptions, where appropriate, across the AVANGRID plans of our operating subsidiaries. The estimation technique utilized to develop the discount rate for the AVANGRID plans is based upon the settlement of such liabilities as of December 31, 2018, utilizing a hypothetical portfolio of actual, high quality bonds, which would generate cash flows required to settle the liabilities. We believe such an estimate of the discount rate accurately reflects the settlement value for plan obligations and results in cash flows which closely match the expected payments to participants.
We reflect all unrecognized prior service costs and credits and unrecognized actuarial gains and losses for the regulated utilities of Networks as regulatory assets or liabilities as it is probable that such items will be recovered through the ratemaking process in future periods.
During 2018, the Society of Actuaries issued updated mortality tables and projection scales. AVANGRID, in conjunction with its actuaries, performed an analysis to determine the appropriateness of adopting these tables and the related mortality projections. As a result, our pension and post-retirement plan liabilities as of December 31, 2018, reflect updated mortality assumptions.
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
Impairment of Long Lived Assets
We evaluate property, plant and equipment and other long lived assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is required to be recognized if the carrying amount of the asset exceeds the undiscounted future net cash flows associated with that asset.
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
Income Tax
AVANGRID will file a consolidated federal income tax return that includes the taxable income or loss of all its subsidiaries for the 2018 tax period, which is consistent with the 2017 and 2016 tax periods.
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
AVANGRID (excluding ARHI and UIL) and ARHI each filed separate consolidated federal income tax returns that included the taxable income or loss of all their respective subsidiaries, which are 80% or more owned, for all tax periods prior to 2013.
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
Our income tax expense, deferred tax assets and liabilities and liabilities for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. Significant judgments and estimates are required in determining the consolidated income tax components of the financial statements.
Upon enactment of the Tax Act, the Company remeasured its existing deferred income tax balances as of December 31, 2017 to reflect the decrease in the corporate income tax rate from 35% to 21%, which resulted in a material decrease to its net deferred income tax liability balances. In connection with the Tax Act, the U.S. Securities and Exchange Commission issued guidance in Staff Accounting Bulletin 118, or SAB 118, which clarified accounting for income taxes under ASC 740, Income Taxes, if information was not yet available or complete and provided up to a one year measurement period in which to complete the required analyses and accounting. Following SAB 118 guidance, the Company recorded provisional income tax amounts as of December 31, 2017 related to the Tax Act based on reasonable estimates that could be determined at that time. As of December 31, 2018, the Company has completed the measurement and accounting of certain effects of the Tax Act which have been reflected in the December 31, 2018 financial statements.
Off-Balance Sheet Arrangements
December 31, 2018, we had approximately $2.8 billion of standby letters of credit, surety bonds, guarantees and indemnifications outstanding, which include guarantees of our own performance. These instruments provide financial assurance to the business and trading partners of AVANGRID and its subsidiaries in their normal course of business. The instruments only represent liabilities if AVANGRID or its subsidiaries fail to deliver on contractual obligations. We therefore believe it is unlikely that any material liabilities associated with these instruments will be incurred and, accordingly, as of December 31, 2018, neither we nor our subsidiaries have any liabilities recorded for these instruments.
New Accounting Standards
For discussion of new accounting pronouncements that affect AVANGRID, refer to Note 3 to our consolidated financial statements contained in this Annual Report on Form 10-K.
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
Commodity Price Risk
Renewables faces a number of energy market risk exposures, including fixed price, basis (both location and time) and heat rate risk.
Long-term supply contracts reduce our exposure to market fluctuations. We have electricity commodity purchases and sales contracts for energy (physical contracts) that have been designated and qualify for the normal purchase normal sale exemption in accordance with the accounting requirements concerning derivative instruments and hedging activities.
Renewables merchant wind facilities are subject to fixed price power risk, which is hedged with fixed price power trades.  Its combined cycle power plant is subject to heat rate risk, which is hedged with fixed price power and fixed price gas and basis positions. Those measures mitigate our commodity price exposure, but do not completely eliminate it. Some long-term hedges do not qualify for hedge accounting. This introduces some MtM volatility into yearly profit and losses accounts.
Renewables uses a Monte Carlo simulation value-at-risk, or VaR, technique to measure and control the level of risk it undertakes. VaR is a statistical technique used to measure and quantify the level of risk within a portfolio over a given timeframe and within a specified level of confidence. VaR is primarily composed of three variables: the measured amount of potential loss, the probability of not exceeding the amount of potential loss and the portfolio holding period.
Renewables uses a 99% probability level over a five-day holding period, indicating that it can be 99% confident that losses over five days would not exceed that value. The average VaR for 2018 was $18.7 million compared to a 2017 average of $15.0 million.

As noted above, VaR is a statistical technique and is not intended to be a guarantee of the maximum loss Renewables may incur.
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
Because all gains or losses on Networks’ commodity contracts will ultimately be passed on to retail customers, no sensitivity analysis is performed for Networks. Further information regarding the derivative financial instruments and sensitivity analysis is provided in Notes 11 and 12 of our consolidated financial statements contained in this Annual Report on Form 10-K.
Interest Rate Risk
Total debt outstanding, including commercial paper of $589 million, was $6.3 billion at December 31, 2018, of which $589 million had a floating interest rate; a change of 25 basis points in this interest rate would result in an interest expense fluctuation of approximately $1.5 million annually. The estimated fair value of our long-term debt at December 31, 2018 was $5.9 billion, in comparison to a book value of $5.8 billion.
AVANGRID uses financial derivative instruments from time to time to alter its fixed and floating rate debt balances or to hedge fixed rates in anticipation of future fixed rate issuances. In the second quarter of 2018, AVANGRID entered into two forward interest rate swaps, with a total notional amount of $500 million, to hedge the issuance of forecasted fixed rate debt in 2019. The forward interest rate swaps are designated and qualify as cash flow hedges, have mandatory termination dates of June 28, 2019, and are expected to be settled upon the forecasted debt issuance. The effective portion of the gain or loss on the interest rate swap derivative is reported as a component of accumulated OCI and reclassified into earnings in the period or periods during which related interest payments of the forecasted debt will occur. Further information regarding the interest rate derivative financial instruments is provided in Note 12 of our consolidated financial statements contained in this Annual Report on Form 10-K. There were no interest rate derivative contracts outstanding at December 31, 2017.
Pension and Post-Retirement Plans
We provide pensions and other post-retirement benefits for a significant number of employees, former employees and retirees. In applying relevant accounting policies, we have made critical estimates related to actuarial assumptions, including assumptions of expected returns on plan assets, discount rates, health care cost trends and future compensation. The cost of pension and other post-retirement benefits in future periods will depend on actual returns on plan assets, assumptions for future periods, contributions and benefit experience. In 2018, we contributed $48 million to our pension plans. Our contribution to the pension plans in 2019 is expected to be approximately $62 million.
The discount rate used in accounting for pension and other benefit obligations in 2018 ranged from 3.63% to 4.09%. The expected rate of return on plan assets for qualified pension benefits in 2018 ranged from 5.50% to 7.40%. The following tables reflect the estimated sensitivity associated with a change in certain significant actuarial assumptions (each assumption change is presented mutually exclusive of other assumption changes):

		Impact on 2018 Pension Expense Increase (Decrease)
	Change in Assumption	Pension Benefits	Post Retirement
		(in millions)
Increase in discount rate	50 basis points	$(18)	$(2)
Decrease in discount rate	50 basis points	$18	$2
Increase in return on plan asset	50 basis points	$(14)	$(1)
Decrease in return on plan asset	50 basis points	$14	$1
Credit Risk
This risk is defined as the risk that a third party will not fulfill its contractual obligations and, therefore, generate losses for AVANGRID. Networks is exposed to nonpayment of customer bills. Standard debt recovery procedures are in place, in accordance with best practices and in compliance with applicable state regulations and embedded tariff mechanisms to manage uncollectable expense. Our credit department, based on guidelines approved by our board, establishes and manages its counterparty credit limits. We have developed a matrix of unsecured credit thresholds that are dependent on a counterparty’s or the counterparty guarantor’s applicable credit rating. Credit risk is mitigated by contracting with multiple counterparties and limiting exposure to individual counterparties or counterparty families to clearly defined limits based upon the risk of counterparty default. At the counterparty level, we employ specific eligibility criteria in determining appropriate limits for each prospective counterparty and supplement this with netting and collateral agreements, including margining, guarantees, letters of credit and cash deposits, where appropriate.
Renewables is also exposed to credit risk through its energy management operations. We manage counterparty credit risk for our subsidiaries with energy management through established policies, including counterparty credit limits, and in some cases credit enhancements, such as cash prepayments, letters of credit, cash and other collateral and guarantees.
Some relevant considerations when assessing the credit risk exposure of the energy management are as follows:

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

•	Overall credit risk is managed through established credit policies by a Credit Risk Management group that is independent of the energy management function.

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
Based on our policies and risk exposures related to credit risk from its management in Renewables, we do not anticipate a material adverse effect on our financial statements as a result of counterparty nonperformance. As of December 31, 2018, approximately 97% of our energy management counterparty credit risk exposure is associated with companies that have investment grade credit ratings.
The following table displays the credit quality of our energy management counterparties as of December 31, 2018:

	Credit Exposure Before Cash Collateral	Cash Collateral	Net Credit Exposure
	(in millions)
A- and Greater	$1,904	$—	$1,904
BBB+ and BBB	345	—	345
BBB- (5)	22	—	22
Total Investment Grade(1) (5)	2,271	—	2,271
Non-investment grade(2) (3) (4)	72	11	61
Total	$2,343	$11	$2,332

(1)
This category includes counterparties with minimum credit ratings of Baa3 assigned by Moody’s and BBB- assigned by Standard & Poor’s, if rated by both agencies. The five largest counterparty exposures, combined, for this category represented approximately 37.6% of the total gross credit exposure.

(2)	This category includes one counterparty with a credit ratings that is below investment grade which represents less than 0.1% of the total gross credit exposure.

(3)
This category includes counterparties that have not been rated by Moody’s or Standard & Poor’s, but are considered investment grade based on our internal evaluation of the counterparty’s creditworthiness. The five largest counterparty exposures, combined, represented approximately 0.5% of the total gross credit exposure.

(4)
This category includes counterparties that have not been rated by Moody’s or Standard & Poor’s, and are considered non-investment grade based on our internal evaluation of the counterparty’s creditworthiness. The five largest counterparty exposures, combined, represented approximately 2.4% of the total gross credit exposure.

(5)
This category includes exposure under four separate agreements, the counterparty of which filed for bankruptcy under Chapter 11 subsequent to December 31, 2018. The current combined estimated termination value under the four agreements represents less than 2% of the total gross credit exposure.

Treasury Management (including Liquidity Risk)
We manage our overall liquidity position as part of the group of companies controlled by the Iberdrola Group, and are a party to a liquidity agreement with a financial institution, along with certain members of the Iberdrola Group. We optimize our liquidity within the United States through a series of arms-length intercompany lending arrangements with our subsidiaries and among the regulated utilities to provide for lending of surplus cash to subsidiaries with liquidity needs, subject to the limitation that the regulated utilities may not lend to unregulated affiliates. These arrangements minimize overall short-term funding costs and maximize returns on the temporary cash investments of the subsidiaries. We also have a bi-lateral demand note agreement with a Canadian affiliate of the Iberdrola Group. We have the capacity to borrow from third parties through a $2 billion commercial paper program, the $2.5 billion AVANGRID Credit Facility which backstops the commercial paper program and $0.5 billion from an Iberdrola Group Credit Facility. For more information, see the section entitled “—Liquidity and Capital Resources—Liquidity Resources” of this Annual Report on Form 10-K.
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
Renewables
Prior to becoming a subsidiary of AVANGRID in November 2013, Renewables was principally funded by equity contributions from Iberdrola, S.A. The last such equity contribution of $800 million was made in February 2013. Renewables has also raised a small percentage of its capital through tax equity partnerships, project loans and sale-leaseback arrangements. The obligations created under the tax equity financing arrangements effective January 1, 2018, are recorded as a noncontrolling interest. The outstanding balance of leases was $52 million at December 31, 2018.
Presently, Renewables is a party to a cash pooling arrangement with Avangrid, Inc. All Renewables revenues are concentrated in and all Renewables disbursements are made from Avangrid, Inc. Net cash surpluses or deficits at Renewables are recorded as intercompany receivables or payables and these balances are periodically reduced to zero through dividends or capital contributions. In July 2018, Renewables recorded a net dividend of $758 million to Avangrid, Inc. to zero out account balances that had principally accumulated prior to June 2018.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Avangrid, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Avangrid, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the two‑year period ended December 31, 2018, and the related notes and financial statement schedule I (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP

We have served as the Company’s auditor since 2017.

New York, New York
March 1, 2019

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Avangrid, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Avangrid, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes and financial statement schedule I (collectively, the consolidated financial statements), and our report dated March 1, 2019 expressed an unqualified opinion on those consolidated financial statements.
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
March 1, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Avangrid, Inc.

We have audited the accompanying consolidated statements of income, comprehensive income, changes in equity and cash flows of Avangrid, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2016. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations of Avangrid, Inc. and subsidiaries and its cash flows for the year ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

New York, New York
March 10, 2017

except for the paragraph in Note 2 titled Previously Reported Immaterial Corrections to Prior Periods, as to which the date is
March 26, 2018

Avangrid, Inc. and Subsidiaries
Consolidated Statements of Income

Years Ended December 31,	2018	2017	2016
(Millions, except for number of shares and per share data)
Operating Revenues	$6,478	$5,963	$6,018
Operating Expenses
Purchased power, natural gas and fuel used	1,653	1,338	1,286
Operations and maintenance	2,248	2,091	2,206
Loss from assets held for sale	16	642	—
Depreciation and amortization	855	824	804
Taxes other than income taxes, net	579	563	528
Total Operating Expenses	5,351	5,458	4,824
Operating Income	1,127	505	1,194
Other Income and (Expense)
Other (expense) income	(66)	(62)	76
Earnings from equity method investments	10	(40)	7
Interest expense, net of capitalization	(303)	(280)	(268)
Income Before Income Tax	768	123	1,009
Income tax expense (benefit)	170	(259)	377
Net Income	598	382	632
Less: Net income attributable to noncontrolling interests	3	1	—
Net Income Attributable to Avangrid, Inc.	$595	$381	$632
Earnings Per Common Share, Basic	$1.92	$1.23	$2.04
Earnings Per Common Share, Diluted	$1.92	$1.23	$2.04
Weighted-average Number of Common Shares Outstanding:
Basic	309,503,319	309,502,861	309,512,553
Diluted	309,712,628	309,661,883	309,817,322

The accompanying notes are an integral part of our consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

Years Ended December 31,	2018	2017	2016
(Millions)
Net Income	$598	$382	$632
Other Comprehensive (Loss) Income, Net of Tax
Gain on defined benefit plans, net of income taxes of $1.1 and $4.3, respectively	3	—	7
Amortization of pension cost for nonqualified plans, net of income taxes of $0.3, $0.2 and $0.4, respectively	1	1	1
Unrealized (losses) gains during the year on derivatives qualifying as cash flow hedges, net of income taxes of $(6.6), $15.2 and $(15.8), respectively	(21)	25	(26)
Reclassification to net income of (gains) losses on cash flow hedges, net of income taxes of $(6.5), $9.3 and $(11.0), respectively	(8)	14	(16)
Total Other Comprehensive (Loss) Income, Net of Tax	(25)	40	(34)
Comprehensive Income	573	422	598
Less: Net income attributable to noncontrolling interests	3	1	—
Comprehensive Income Attributable to Avangrid, Inc.	$570	$421	$598

The accompanying notes are an integral part of our consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Consolidated Balance Sheets

As of December 31,	2018	2017
(Millions)
Assets
Current Assets
Cash and cash equivalents	$36	$41
Accounts receivable and unbilled revenues, net	1,142	1,040
Accounts receivable from affiliates	6	10
Derivative assets	16	18
Fuel and gas in storage	109	99
Materials and supplies	126	115
Prepayments and other current assets	229	273
Assets held for sale	—	357
Regulatory assets	299	307
Total Current Assets	1,963	2,260
Total Property, Plant and Equipment ($726 and $1,303 related to VIEs, respectively)	23,459	22,669
Equity method investments	366	352
Other investments	58	63
Regulatory assets	2,640	2,738
Deferred income taxes regulatory	6	—
Other Assets
Goodwill	3,127	3,127
Intangible assets	323	328
Derivative assets	63	63
Other	162	71
Total Other Assets	3,675	3,589
Total Assets	$32,167	$31,671

The accompanying notes are an integral part of our consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Consolidated Balance Sheets

As of December 31,	2018	2017
(Millions, except share information)
Liabilities
Current Liabilities
Current portion of debt	$394	$183
Tax equity financing arrangements - VIEs	—	38
Notes payable	587	757
Notes payable to affiliates	—	29
Interest accrued	62	57
Accounts payable and accrued liabilities	1,132	1,071
Accounts payable to affiliates	58	89
Dividends payable	136	134
Taxes accrued	59	89
Derivative liabilities	44	22
Liabilities held for sale	—	137
Other current liabilities	327	330
Regulatory liabilities	205	178
Total Current Liabilities	3,004	3,114
Regulatory liabilities	3,223	3,239
Deferred income taxes regulatory	—	13
Other Non-current Liabilities
Deferred income taxes	1,530	1,452
Deferred income	1,385	1,446
Pension and other postretirement	1,102	1,049
Tax equity financing arrangements - VIEs	—	60
Derivative liabilities	97	92
Asset retirement obligations	217	196
Environmental remediation costs	339	358
Other	499	360
Total Other Non-current Liabilities	5,169	5,013
Non-current debt	5,368	5,196
Total Non-current Liabilities	13,760	13,461
Total Liabilities	16,764	16,575
Commitments and Contingencies	—	—
Equity
Stockholders' Equity:
Common stock, $.01 par value, 500,000,000 shares authorized, 309,752,140 and 309,670,932 shares issued; 309,005,272 shares outstanding, respectively	3	3
Additional paid-in capital	13,657	13,653
Treasury stock	(12)	(8)
Retained earnings	1,528	1,475
Accumulated other comprehensive loss	(72)	(46)
Total Stockholders’ Equity	15,104	15,077
Noncontrolling interests	299	19
Total Equity	15,403	15,096
Total Liabilities and Equity	$32,167	$31,671

The accompanying notes are an integral part of our consolidated financial statements.

Consolidated Statements of Cash Flows
Avangrid, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

Years Ended December 31,	2018	2017	2016
(Millions)
Cash Flow from Operating Activities:
Net income	$598	$382	$632
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	855	824	804
Loss from assets held for sale	16	642	—
Accretion expenses	12	10	10
Regulatory assets/liabilities amortization	64	47	49
Regulatory assets/liabilities carrying cost	9	15	13
Pension cost	123	112	110
Stock-based compensation	2	1	1
Earnings from equity method investments	(10)	40	(7)
Amortization of debt premium	(4)	(5)	(28)
Gain on disposal of property and equity method investment	(10)	(2)	(33)
Unrealized losses (gains) on marked to market derivative contracts	22	17	(4)
Deferred taxes	151	(251)	375
Other non-cash items	(25)	(69)	(23)
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenues	(97)	(48)	(158)
Inventories	(14)	12	46
Other assets	(54)	(3)	107
Cash distribution from equity method investments	14	16	14
Accounts payable and accrued liabilities	85	81	184
Other liabilities	103	(52)	(447)
Taxes accrued	30	41	(3)
Regulatory assets/liabilities	(79)	(47)	(81)
Net Cash Provided by Operating Activities	1,791	1,763	1,561
Cash Flow from Investing Activities:
Capital expenditures	(1,787)	(2,416)	(1,707)
Contributions in aid of construction	60	57	69
Proceeds from sale of equity method and other investment	186	—	57
Proceeds from sale of property, plant and equipment	18	12	50
Receipts from affiliates	—	—	6
Cash distribution from equity method investments	4	4	6
Other investments and equity method investments, net	(45)	2	(8)
Net Cash Used in Investing Activities	(1,564)	(2,341)	(1,527)
Cash Flow from Financing Activities:
Non-current note issuances	597	888	493
Repayments of non-current debt	(217)	(305)	(355)
(Repayments) proceeds of other short-term debt, net	(201)	625	(2)
Repayments of capital leases	(13)	(33)	(12)
Payments on tax equity financing arrangements	—	(113)	(88)
Repurchase of common stock	(4)	(3)	(5)
Issuance of common stock	(2)	(1)	(2)
Distributions to noncontrolling interests	(76)	—	—
Contributions from noncontrolling interests	223	5	—
Dividends paid	(537)	(535)	(401)
Net Cash (Used in) Provided by Financing Activities	(230)	528	(372)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(3)	(50)	(338)
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	46	96	434
Cash, Cash Equivalents and Restricted Cash, End of Year	$43	$46	$96
Supplemental Cash Flow Information
Cash paid for interest, net of amounts capitalized	$224	$202	$229
Cash (refund) payment for income taxes	$(13)	$13	$9

The accompanying notes are an integral part of our consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity

	Avangrid, Inc. Stockholders
(Millions, except for number of shares)	Number of shares (*)	Common Stock	Additional paid-in capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interests	Total Equity
Balances, December 31, 2015	308,864,609	$3	$13,653	$—	$1,533	$(52)	$15,137	$13	$15,150
Net income	—	—	—	—	632	—	632	—	632
Other comprehensive loss, net of tax of $(22.1)	—	—	—	—	—	(34)	(34)	—	(34)
Comprehensive income									598
Dividends declared, $1.728/share	—	—	—	—	(535)	—	(535)	—	(535)
Release of common stock held in trust	135,014	—	—	—	—	—	—	—	—
Issuance of common stock	109,357	—	(2)	—	—	—	(2)	—	(2)
Repurchase of common stock	(115,831)	—	—	(5)	—	—	(5)	—	(5)
Stock-based compensation	—	—	2	—	—	—	2	—	2
Balances, December 31, 2016	308,993,149	3	13,653	(5)	1,630	(86)	15,195	13	15,208
Net income	—	—	—	—	381	—	381	1	382
Other comprehensive income, net of tax of $24.7	—	—	—	—	—	40	40	—	40
Comprehensive income									422
Dividends declared, $1.728/share	—	—	—	—	(535)	—	(535)	—	(535)
Release of common stock held in trust	5,649	—	—	—	—	—	—	—	—
Issuance of common stock	70,493	—	(1)	—	—	—	(1)	—	(1)
Repurchase of common stock	(64,019)	—	—	(3)	—	—	(3)	—	(3)
Stock-based compensation	—	—	1	—	—	—	1	—	1
Transaction with noncontrolling interests	—	—	—	—	(1)	—	(1)	5	4
Balances, December 31, 2017	309,005,272	3	13,653	(8)	1,475	(46)	15,077	19	15,096
Adoption of accounting standards	—	—	—	—	(3)	(1)	(4)	140	136
Net income	—	—	—	—	595	—	595	3	598
Other comprehensive loss, net of tax of $(11.7)	—	—	—	—	—	(25)	(25)	—	(25)
Comprehensive income									573
Dividends declared, $1.744/share	—	—	—	—	(540)	—	(540)	—	(540)
Issuance of common stock	81,208	—	1	—	(3)	—	(2)	—	(2)
Repurchase of common stock	(81,208)	—	—	(4)	—	—	(4)	—	(4)
Stock-based compensation	—	—	3	—	—	—	3	—	3
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(76)	(76)
Contributions from noncontrolling interests	—	—	—	—	4	—	4	213	217
Balances, December 31, 2018	309,005,272	$3	$13,657	$(12)	$1,528	$(72)	$15,104	$299	$15,403

(*)	Par value of share amounts is $.01
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
In December 2017, management committed to a plan to sell the gas storage and trading businesses because they represented non-core businesses that were not aligned with our strategic objectives. At that time, we determined that the assets and liabilities associated with our gas trading and storage businesses met the criteria for classification as assets held for sale, but did not meet the criteria for classification as discontinued operations. On March 1, 2018, the Company closed a transaction to sell Enstor Energy Services, LLC, which operated AVANGRID’s gas trading business, to CCI U.S. Asset Holdings LLC, a subsidiary of Castleton Commodities International, LLC (CCI). On May 1, 2018, the Company closed a transaction to sell Enstor Gas, LLC (Gas), which operated AVANGRID’s gas storage business, to Amphora Gas Storage USA, LLC. Additional details on held for sale classification are provided in Note 26 to our consolidated financial statements.
Note 2. Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and are presented on a consolidated basis, and therefore include the accounts of AVANGRID and its consolidated subsidiaries, Networks and ARHI. All intercompany transactions and accounts have been eliminated in all periods presented.

Previously Reported Immaterial Corrections to Prior Periods
As previously reported in the consolidated financial statements included in the 2017 Annual Report on Form 10-K, during 2017 we identified immaterial corrections to prior periods related to our deferred income tax liabilities associated with our tax equity financing arrangements in our Renewables reportable segment. We evaluated the effects of these corrections on our previously-issued consolidated financial statements, individually and in the aggregate, and concluded that no prior period was materially misstated. Accordingly, we revised our consolidated financial statements for the prior periods presented in the 2017 Annual Report on Form 10-K.
Note 3. Summary of Significant Accounting Policies, New Accounting Pronouncements and Use of Estimates
Significant Accounting Policies
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
(b) Revenue recognition
We recognize revenues when we transfer control of promised goods or services to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Refer to Note 4 for further details.
(c) Regulatory accounting
We account for our regulated utilities operations in accordance with the authoritative guidance applicable to entities with regulated operations that meet the following criteria: (i) rates are established or approved by a third-party regulator; (ii) rates are designed to recover the entity’s cost of providing regulated services or products and; (iii) there is a reasonable expectation that rates are set at levels that will recover the entity’s costs and be collected from customers. Regulatory assets represent incurred costs that have been deferred because of their probable future recovery from customers through regulated rates. Regulatory liabilities represent:

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
(e) Noncontrolling interests
Noncontrolling interests represent the portion of our net income (loss), comprehensive income (loss) and net assets that is not allocable to us and is calculated based on our ownership percentage. For holdings where the economic allocations are not based pro rata on ownership percentages, we use the balance sheet-oriented hypothetical liquidation at book value (HLBV) method, to reflect the substantive profit sharing arrangement.
Under the HLBV method, the amounts reported as "Noncontrolling interests" and "Net income (loss) attributable to noncontrolling interests" in the consolidated balance sheets and consolidated statements of income represent the amounts the noncontrolling interest would hypothetically receive at each balance sheet reporting date under the liquidation provisions of each holding’s ownership agreement assuming the net assets of the projects were liquidated at recorded amounts determined in accordance with U.S. GAAP and distributed to the investors. The noncontrolling interest in the statements of income and comprehensive income is determined as the difference in noncontrolling interests in the consolidated balance sheets at the start, or at inception of the noncontrolling interest if applicable, and end of each reporting period, after taking into account any capital transactions between the holdings and the third party. The noncontrolling interest balances in the holdings are reported as a component of equity in the consolidated balance sheets.
(f) Equity method investments
We account for joint ventures that do not meet consolidation criteria using the equity method. We reflect earnings (losses) recognized under the equity method in the consolidated statements of income as "Earnings (losses) from equity method investments." We recognize dividends received from joint ventures as a reduction in the carrying amount of the investment and not as dividend income. We assess and record an impairment of our equity method investments in earnings for a decline in value that is determined to be other than temporary (OTTI).
(g) Goodwill and other intangible assets
Goodwill represents future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is initially measured at cost, being the excess of the aggregate of the consideration transferred, the fair value of any noncontrolling interest and the acquisition date fair value of any previously held equity interest in the acquiree over the fair value of the net identifiable assets acquired and liabilities assumed.
Goodwill is not amortized, but is subject to an assessment for impairment at least annually or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A reporting unit is an operating segment or one level below an operating segment and is the level at which goodwill is tested for impairment. In assessing goodwill for impairment, we have the option of first performing a qualitative assessment to determine whether a quantitative assessment is necessary (step zero). If it is determined, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not greater than the carrying amount, no further testing is required. If we bypass step zero or perform the qualitative assessment, but determine that it is more likely than not that its fair value is less than its carrying amount, a quantitative two step fair value based test is performed. Step one compares the fair value of the reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, step two is performed. Step two requires an allocation of fair value to the individual assets and liabilities using business combination accounting guidance to determine the implied fair value of goodwill. If the implied fair value of goodwill is less than its carrying amount, an impairment loss is recorded as a reduction to goodwill and a charge to operating expenses.
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
(h) Property, plant and equipment
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
Wind turbine and related equipment costs, other project construction costs and interest costs related to the project are capitalized during the construction period through substantial completion. AROs are recorded at the date projects achieve commercial operation.
The cost of plant and equipment in use is depreciated on a straight-line basis, less any estimated residual value. The main asset categories are depreciated over the following estimated useful lives:

Major class	Asset Category	Estimated Useful Life (years)
	Combined cycle plants	35-75
	Hydroelectric power stations	35-90
Plant	Wind power stations	20-40
	Transport facilities	40-75
	Distribution facilities	5-82
Equipment	Conventional meters and measuring devices	10-41
	Computer software	4-25
Other	Buildings	30-82
	Operations offices	5-75
Networks determines depreciation expense using the straight-line method, based on the average service lives of groups of depreciable property, which include estimated cost of removal, in service at each operating company. Consistent with FERC accounting requirements, Networks charges the original cost of utility plant retired or otherwise disposed of to accumulated depreciation. The Networks composite rates for depreciation were 2.8% of average depreciable property for 2018 and 2.9% for 2017.
We charge repairs and minor replacements to operating expenses, and capitalize renewals and betterments, including certain indirect costs.
Allowance for funds used during construction (AFUDC), applicable to Networks' entities applying regulatory accounting, is a noncash item which represents the allowed cost of capital, including a return on equity (ROE), used to finance construction projects. The portion of AFUDC attributable to borrowed funds is recorded as a reduction of interest expense and the remainder is recorded as other income.

(i) Impairment of long lived assets
We evaluate property, plant and equipment and other long lived assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is required to be recognized if the carrying amount of the asset exceeds the undiscounted future net cash flows associated with that asset.
The impairment loss to be recognized is the amount by which the carrying amount of the long lived asset exceeds the asset’s fair value. Depending on the asset, fair value may be determined by use of a discounted cash flow model, or DCF.
(j) Fair value measurement
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
The three input levels of the fair value hierarchy are as follows:

•	Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability either directly or indirectly, for substantially the full term of the contract.

•	Level 3 - one or more inputs to the valuation methodology are unobservable or cannot be corroborated with market data.
Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Certain investments are not categorized within the fair value hierarchy. These investments are measured based on the fair value of the underlying investments but may not be readily redeemable at that fair value.
(k) Equity investments with readily determinable fair values
We measure equity investments with readily determinable fair values at fair value, with changes in fair value reported in net income.
(l) Derivatives and hedge accounting
Derivatives are recognized on the balance sheets at their fair value, except for certain electricity commodity purchases and sales contracts for both capacity and energy (physical contracts) that qualify for, and are elected under, the normal purchases and normal sales exception. To be a derivative under the accounting standards for derivatives and hedging, an agreement would need to have a notional and an underlying, require little or no initial net investment and could be net settled. Changes in the fair value of a derivative contract are recognized in earnings unless specific hedge accounting criteria are met.
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
(m) Cash and cash equivalents
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
(n) Accounts receivable and unbilled revenue, net
We record accounts receivable at amounts billed to customers. Certain accounts receivable and payable related to our wholesale activities associated with generation and delivery of electric energy and associated environmental attributes, origination and marketing, natural gas storage, hub services, and energy management, are subject to master netting agreements with counterparties, whereby we have the legal right to offset the balances, which are settled on a net basis. Receivables and payables subject to such agreements are presented in our consolidated balance sheets on a net basis.
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
(o) Variable interest entities
An entity is considered to be a variable interest entity (VIE) when its total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support, or its equity investors, as a group, lack the characteristics of having a controlling financial interest. A reporting company is required to consolidate a VIE as its primary beneficiary when it has both the power to direct the activities of the VIE that most significantly impact the VIE's economic performance, and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. We evaluate whether an entity is a VIE whenever reconsideration events as defined by the accounting guidance occur (See Note 19).
We have undertaken several structured institutional partnership investment transactions that bring in external investors in certain of our wind farms in exchange for cash. Following an analysis of the economic substance of these transactions, we classify the consideration received at the inception of the arrangement as noncontrolling interests in the consolidated balance sheets. Subsequently, the HLBV method allocates earnings to the noncontrolling interest, which considers the cash and tax benefits provided to the tax equity investors.
(p) Debentures, bonds and bank borrowings
Bonds, debentures and bank borrowings are recorded as a liability equal to the proceeds of the borrowings. The difference between the proceeds and the face amount of the issued liability is treated as discount or premium and is accreted as interest expense or income over the life of the instrument. Incremental costs associated with issuance of the debt instruments are deferred and amortized over the same period as debt discount or premium. Bonds, debentures and bank borrowings are presented net of unamortized discount, premium and debt issuance costs on the consolidated balance sheets.

(q) Inventory
Inventory comprises fuel and gas in storage and materials and supplies. Through our gas trading operations, we own natural gas that is stored in both self-owned and third-party owned underground storage facilities. This gas is recorded as inventory. Injections of inventory into storage are priced at the market purchase cost at the time of injection, and withdrawals of working gas from storage are priced at the weighted-average cost in storage. We continuously monitor the weighted-average cost of gas value to ensure it remains at the lower of cost and net realizable value. Inventories to support gas operations are reported in the consolidated balance sheets within “Fuel and gas in storage.”
We also have materials and supplies inventories that are used for construction of new facilities and repairs of existing facilities. These inventories are carried and withdrawn at the lower of cost and net realizable value and reported in the consolidated balance sheets within “Materials and supplies.”
Inventory items are combined for the statement of cash flow presentation purposes.
(r) Government grants
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
(s) Deferred income
Apart from government grants, we occasionally receive revenues from transactions in advance of the resulting performance obligations arising from the transaction. It is our policy to defer such revenues on the consolidated balance sheets and amortize them to earnings when revenue recognition criteria are met.
(t) Asset retirement obligations
The fair value of the liability for an ARO and a conditional ARO is recorded in the period in which it is incurred, capitalizing the cost by increasing the carrying amount of the related long lived asset. The ARO is associated with our long lived assets and primarily consists of obligations related to removal or retirement of asbestos, polychlorinated biphenyl-contaminated equipment, gas pipeline, cast iron gas mains and electricity generation facilities. The liability is adjusted periodically to reflect revisions to either the timing or amount of the original estimated undiscounted cash flows over time. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement, the obligation will be either settled at its recorded amount or a gain or a loss will be incurred. Our regulated utilities defer any timing differences between rate recovery and depreciation expense and accretion as either a regulatory asset or a regulatory liability.
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
(u) Environmental remediation liability
In recording our liabilities for environmental remediation costs the amount of liability for a site is the best estimate, when determinable; otherwise it is based on the minimum liability or the lower end of the range when there is a range of estimated losses. Our environmental liabilities are recorded on an undiscounted basis. Our environmental liability accruals are expected to be paid through the year 2055.
(v) Post-employment and other employee benefits
We sponsor defined benefit pension plans that cover the majority of our employees. We also provide health care and life insurance benefits through various postretirement plans for eligible retirees.

We evaluate our actuarial assumptions on an annual basis and consider changes based on market conditions and other factors. All of our qualified defined benefit plans are funded in amounts calculated by independent actuaries, based on actuarial assumptions proposed by management.
We account for defined benefit pension or other postretirement plans, recognizing an asset or liability for the overfunded or underfunded plan status. For a pension plan, the asset or liability is the difference between the fair value of the plan’s assets and the projected benefit obligation. For any other postretirement benefit plan, the asset or liability is the difference between the fair value of the plan’s assets and the accumulated postretirement benefit obligation. Our utility operations reflect all unrecognized prior service costs and credits and unrecognized actuarial gains and losses as regulatory assets rather than in other comprehensive income, as management believes it is probable that such items will be recoverable through the ratemaking process. We use a December 31st measurement date for our benefits plans.
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
(w) Income tax
We use the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities reflect the expected future tax consequences, based on enacted tax laws, of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts. In accordance with generally accepted accounting principles for regulated industries, certain of our regulated subsidiaries have established a regulatory asset for the net revenue requirements to be recovered from customers for the related future tax expense associated with certain of these temporary differences. The investment tax credits are deferred when earned and amortized over the estimated lives of the related assets. We also recognize the income tax consequences of intra-entity transfers of assets other than inventory when the transfer occurs.
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
Federal production tax credits applicable to our renewable energy facilities, and not part of a tax equity financing arrangement, are recognized as a reduction in income tax expense with a corresponding reduction in deferred income tax liabilities.
Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. Significant judgments and estimates are required in determining the consolidated income tax components of the financial statements.
The “Tax Cuts and Jobs Act” (the Tax Act) enacted on December 22, 2017 includes significant changes to the Internal Revenue Code of 1986 (as amended, the Code), including amendments which significantly change the taxation of business entities, and includes specific provisions related to regulated public utilities. The most significant change that impacted the Company was the permanent reduction in the corporate federal income tax rate from 35% to 21%, which required us to measure existing net deferred tax liabilities using the lower rate in the period of enactment, resulting in an income tax benefit. The specific provisions in the Tax Act related to regulated public utilities generally allow for the continued deductibility of interest expense, the elimination of full expensing for tax purposes of certain property acquired after September 27, 2017, and continues certain rate normalization requirements for accelerated depreciation benefits.
Upon enactment of the Company remeasured its existing deferred income tax balances as of December 31, 2017 to reflect the decrease in the corporate income tax rate from 35% to 21%, which resulted in a material decrease to its net deferred income tax liability balances. In connection with the Tax Act, the U.S. Securities and Exchange Commission (SEC) issued guidance in Staff Accounting Bulletin 118, or SAB 118, which clarified accounting for income taxes under Accounting Standards Codification (ASC) 740, Income Taxes, if information was not yet available or complete and provided up to a one year measurement period in which to complete the required analyses and accounting. Following SAB 118 guidance, the Company recorded provisional income tax amounts as of December 31, 2017 related to the Tax Act based on reasonable estimates that could be determined at that time. As of December 31, 2018, the Company has completed the measurement and accounting of certain effects of the Tax Act which have been reflected in the December 31, 2018 financial statements. The Company will continue to monitor guidance and interpretations as they are issued.
(x) Stock-based compensation
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
(y) Assets held for sale
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
In determining the fair value of the assets less costs to sell, we consider factors including recent market analysis studies, recent offers and fair value models. If the estimated fair value less costs to sell of an entity is less than its current carrying value, the entity is written down to its estimated fair value less costs to sell. Due to uncertainties in the estimation process, actual results could differ from the estimates used in our historical analysis. We estimate the fair values of assets held for sale based on current market and industry conditions, which include assumptions made by management, which may differ from actual results and may result in additional impairments if market conditions deteriorate.
Once assets are classified as held for sale, we do not record depreciation or amortization for our property, plant and equipment and intangible assets.
Adoption of New Accounting Pronouncements
(a) Revenue from contracts with customers
In May 2014, the Financial Accounting Standards Board (FASB) issued ASC Topic 606, Revenue from Contracts with Customers (ASC 606) replacing the existing accounting standard and industry specific guidance for revenue recognition with a five-step model for recognizing and measuring revenue from contracts with customers. The FASB further amended ASC 606 through various updates issued thereafter. The core principle is for an entity to recognize revenue to represent the transfer of promised goods or services to customers in amounts that reflect the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted ASC 606 effective January 1, 2018, and applied the modified retrospective method, for which we did not have a cumulative effect adjustment to retained earnings for initial application of the guidance. Refer to Note 4 for further details.
(b) Clarifying the scope of asset derecognition guidance and accounting for partial sales of nonfinancial assets
The FASB issued amendments in February 2017 concerning asset derecognition and partial sales of nonfinancial assets. The amendments clarify the scope of asset derecognition guidance and accounting for partial sales of nonfinancial assets, and also define in-substance nonfinancial assets. Those amendments apply to a company that: sells nonfinancial assets (land, buildings, materials and supplies, intangible assets) to noncustomers; sells nonfinancial assets and financial assets (cash, receivables) when the value is concentrated in the nonfinancial assets; or sells partial ownership interests in nonfinancial assets. The amendments do not apply to sales to customers or to sales of businesses. The new guidance in ASC 610-20 on accounting for derecognition of a nonfinancial asset and an in-substance nonfinancial asset applies only when the asset (or asset group) does not meet the definition of a business and is not a not-for-profit activity. An entity must apply the amendments at the same time that it applies the new ASC 606 revenue recognition standard. We adopted ASC 610-20 effective January 1, 2018, and applied the modified retrospective method, which affected the accounting for our tax equity investments. As shown in the table below, we recorded a cumulative adjustment that decreased retained earnings. The cumulative adjustment relates to the reclassification of our tax equity investments to noncontrolling interests. As a result, we recorded our tax equity investments based on the HLBV accounting method and we will record changes in the HLBV at each reporting period within net income (loss) attributable to noncontrolling interests.
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
We also adopted the following standards as of their effective date of January 1, 2018, none of which had a material effect on our consolidated results of operations, financial position, cash flows and disclosures.
(c) Classifying and measuring financial instruments
In January 2016, the FASB issued final guidance on the classification and measurement of financial instruments. As a result of our adoption, we reclassified immaterial amounts from AOCI to retained earnings.
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
(e) Improving the presentation of net periodic benefit costs
In March 2017, the FASB issued amendments to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost in the financial statements. We retrospectively adopted the amendments that require us to present the service cost component separately from the other (non-service) components of net benefit cost, to report the service cost component in the income statement line item where we report the corresponding compensation cost and to present all non-service components outside of operating cost. As a result, we have reclassified the non-service components – interest cost, expected return on plan assets, amortization of prior service cost (benefit), amortization of net loss and settlement charge – from "Operations and maintenance" to "Other income/(expense)" within the consolidated statements of income. Prospectively, from adoption, we capitalize only the service cost component when applicable (for example, as a cost of a self-constructed asset). We elected to apply the practical expedient that allows us to retrospectively apply the amendments on adoption to net benefit costs for comparative periods by using the amounts disclosed in our notes to financial statements for Post-retirement and Similar Obligations as the basis for those periods. In addition to those amounts, we included amortization of net benefit costs recorded as regulatory deferrals as a result of purchase accounting in a prior year. In connection with applying the practical expedient, in periods after adoption we continue to include in operating income all legacy net benefit costs previously capitalized as a cost of self-constructed assets and other deferred regulatory costs. Our adoption of the amendments did not affect prior period net income attributable to AVANGRID. Beginning in 2018, non-service cost components incurred by the Networks utilities are no longer eligible for construction capitalization, but such costs can be deferred and included as a component of customer rates if permitted by their regulator. For the year ended December 31, 2018, we incurred additional immaterial expense as a result of the adoption of this standard.

As a result of these amendments, "Operations and maintenance" and "Other (expense) income" decreased by $120 million within the consolidated statement of income for the year ended December 31, 2017. The effect of the change in retrospective presentation related to the net periodic cost of our defined benefit pension and other postretirement employee benefits plans on our consolidated statement of income for the year ended December 31, 2016 was not material.
We have also revised the segment information related to our Networks reportable segment provided in Note 23 to reflect the change as a result of the adoption of these amendments.
(f) Customer accounting for implementation costs incurred in a cloud computing arrangement
The FASB issued amendments in August 2018 to clarify the accounting for implementation costs of a cloud computing arrangement (also referred to as a hosting arrangement) that is a service contract. Implementation costs, which include implementation, setup and other upfront costs, are either to be deferred or expensed as incurred, in accordance with existing internal-use software guidance for similar costs. The amendments require a customer to expense capitalized implementation costs over the contractual term of the arrangement, including any optional renewal periods the customer is reasonably certain it will exercise. An entity is to present deferred implementation costs on the balance sheet, income statement and cash flows consistent with the subscription fees associated with the arrangement. The amendments enhance disclosures to include certain qualitative and quantitative information about implementation costs for internal-use software and all hosting arrangements, not just hosting arrangements that are service contracts. The amendments are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period for which financial statements have not been issued. An entity may apply the amendments either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We early adopted the amendments as of October 1, 2018, and are applying the amendments prospectively to all implementation costs after the date of adoption. Upon adoption, there were no material effects to our consolidated results of operations, financial position, cash flows and disclosures.
Accounting Pronouncements Issued But Not Yet Adopted
The following are new accounting pronouncements issued as indicated, that we have evaluated or are evaluating to determine their effect on our consolidated financial statements.
(a) Leases
In February 2016, the FASB issued new guidance, and issued subsequent amendments during 2018, that affects all companies and organizations that lease assets, and requires them to record on their balance sheet right-of-use assets and lease liabilities for the rights and obligations created by those leases. Under the new guidance, a lease is an arrangement that conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The amendments retain a distinction between finance leases and operating leases, while requiring both types of leases to be recognized on the balance sheet. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the criteria for distinguishing between capital leases and operating leases in legacy U.S. GAAP. Lessor accounting will remain substantially the same as legacy U.S. GAAP, but with some targeted improvements to align lessor accounting with the lessee accounting model and with the revised revenue recognition guidance under Topic 606. The standard and amendments require new qualitative and quantitative disclosures for both lessees and lessors. The new leases guidance, including the subsequent amendments issued during 2018, is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early application is permitted.
We adopted the new leases guidance effective January 1, 2019, and have elected the optional transition method under which we will initially apply the standard on that date without adjusting amounts presented for prior periods, and record the cumulative effect of applying the new guidance as an adjustment to beginning retained earnings. We expect the adjustment to retained earnings will be immaterial. Concerning certain transition and other practical expedients:

•
we did not elect the package of three practical expedients available under the transition provisions, including (i) not reassessing whether expired or existing contracts contain leases, (ii) lease classification, and (iii) not revaluing initial direct costs for existing leases;

•	we elected the land easement practical expedient and did not reassess land easements that we did not account for as leases prior to our adoption of the new leases guidance;

•	we used hindsight for specified determinations and assessments in applying the new leases guidance;

•	we will not recognize lease assets and liabilities for short-term leases (less than one year), for all classes of underlying assets; and

•	we did not separate lease and associated nonlease components for transitioned leases, but will instead account for them together as a single lease component.

Of our portfolio of operating leases as of December 31, 2018, we expect to recognize approximately $85 - $105 million of right-of-use assets and corresponding liabilities in our consolidated balance sheet as of January 1, 2019. In comparison to our operating leases obligation disclosures as of December 31, 2018, certain land easement contracts previously classified as a lease will no longer meet the definition of a lease under the new guidance and are therefore excluded from the transition adjustment. Separate from our contracts classified as leases under existing U.S. GAAP, we are still finalizing our adoption procedures as the scope of our assessment of contracts is broader than it would have otherwise been having not elected the package of three practical expedients. Overall, we expect our adoption will not materially affect our consolidated results of operations or cash flows, as we do not expect significant changes to our pattern of expense recognition. We will have expanded disclosures to comply with the new leases guidance.
(b) Measurement of credit losses on financial instruments
The FASB issued an accounting standards update in June 2016 that requires more timely recording of credit losses on loans and other financial instruments. The amendments affect entities that hold financial assets and net investment in leases that are not accounted for at fair value through net income (loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, etc.). They require an entity to present a financial asset (or group of financial assets) that is measured at amortized cost basis at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods appropriate in its circumstances. In November 2018, the FASB issued an update to this new guidance to clarify that receivables arising from operating leases are not within the scope of the credit losses standard. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with the leases standard. The amendments are effective for public entities that are SEC filers for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. Entities are to apply the amendments on a modified retrospective basis for most instruments. We expect our adoption will not materially affect our consolidated results of operations, financial position and cash flows.
(c) Simplifying the test for goodwill impairment
In January 2017, the FASB issued amendments to simplify the test for goodwill impairment, which are required for public entities and certain other entities that have goodwill reported in their financial statements. The amendments simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test, which requires the valuation of assets acquired and liabilities assumed using business combination accounting guidance. Under the new guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; but the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Also, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. Certain requirements are eliminated for any reporting unit with a zero or negative carrying amount, therefore the same impairment assessment applies to all reporting units. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments are effective for public entities for annual and interim periods in fiscal years beginning after December 15, 2019, with the amendments applied on a prospective basis. Early adoption is allowed. We expect our adoption of the amendments will not materially affect our results of operations, financial position, cash flows, and disclosures.
(d) Targeted improvements to accounting for hedging activities
In August 2017, the FASB issued targeted amendments with the objective to better align hedge accounting with an entity’s risk management activities in the financial statements, and to simplify the application of hedge accounting. The amendments address concerns of financial statement preparers over difficulties with applying hedge accounting and limitations for hedging both nonfinancial and financial risks and concerns of financial statement users over how hedging activities are reported in financial statements. Changes to the hedge accounting guidance to address those concerns will: 1) expand hedge accounting for nonfinancial and financial risk components and amend measurement methodologies to more closely align hedge accounting with an entity’s risk management activities; 2) eliminate the separate measurement and reporting of hedge ineffectiveness, to reduce the complexity of preparing and understanding hedge results; 3) enhance disclosures and change the presentation of hedge results to align the effects of the hedging instrument and the hedged item in order to enhance transparency, comparability, and understandability of hedge results; and 4) simplify the way assessments of hedge effectiveness may be performed to reduce the cost and complexity of applying hedge accounting. The amendments are effective for public entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For cash flow and net investment hedges existing at the date of adoption, a company must apply a cumulative-effect adjustment related to the separate measurement of ineffectiveness to accumulated other comprehensive income (AOCI) with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year of adoption. The amended presentation and disclosure guidance is required only prospectively. In October 2018, the FASB issued amendments that are effective concurrently with the above targeted improvements. These additional amendments permit use of the Overnight Index Swap rate based on the Secured Overnight Financing Rate as a U.S. benchmark interest rate for hedge accounting purposes. Use of that rate is in addition to the already eligible benchmark interest rates, which are: interest rates on direct Treasury obligations of the U.S. government, the London Interbank Offered Rate swap rate, the OIS Rate based on the Fed Funds Effective Rate, and the Securities Industry and Financial Markets Association Municipal Swap Rate. Our adoption of the amendments on January 1, 2019, will not materially affect our consolidated results of operations, financial position or cash flows, but the amendments will ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness going forward.
(e) Reclassification of certain tax effects from accumulated other comprehensive income
In February 2018, the FASB issued amendments to address a narrow-scope financial reporting issue that arose as a consequence of the Tax Cuts and Jobs Act of 2017 (the Tax Act) enacted on December 22, 2017, by the U.S. federal government. Under current guidance, the adjustment of deferred taxes for the effect of a change in tax laws or rates is required to be included in income from continuing operations, thus the associated tax effects of items within AOCI (referred to as stranded tax effects) do not reflect the appropriate tax rate. The amendments allow a reclassification from AOCI to retained earnings for stranded tax effects resulting from the Tax Act. As a result, the amendments eliminate the stranded tax effects resulting from the Tax Act and will improve the usefulness of information reported to financial statement users. The amendments only relate to the reclassification of the income tax effects of the Tax Act, and do not affect the underlying guidance that requires the effect of a change in tax laws or rates to be included in income from continuing operations. The amendments are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted including, for public entities, adoption in any interim period for which financial statements have not been issued. An entity has the option to apply the amendments either in the period of adoption or retrospectively to each period (or periods) in which it recognizes the effect of the change in the U.S. federal corporate income tax rate in the Tax Act. An entity is required to disclose its accounting policy election, including its policy for reclassifying material stranded tax effects in AOCI to earnings (specific identification or portfolio method). Our adoption of the amendments on January 1, 2019, will not materially affect our consolidated results of operations, financial position, cash flows and disclosures.
(f) Changes to the disclosure requirements for fair value measurement and defined benefit plans
In August 2018, the FASB issued amendments related to disclosure requirements for both fair value measurement and defined benefit plans. The amendments concerning fair value measurement remove, modify and add certain disclosure requirements, in order to improve the overall usefulness of the disclosures and reduce unnecessary costs to companies to prepare the disclosures. The amendments to fair value measurement disclosures are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted as specified. Certain amendments are to be applied prospectively, and all others are to be applied retrospectively. We do not expect our adoption of the amendments to materially affect our disclosures.
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
(g) Targeted improvements to related party guidance for VIEs
In October 2018, the FASB issued amendments that affect reporting entities that are required to determine whether they should consolidate a legal entity under the consolidation guidance applicable to VIEs. The targeted improvements specifically applicable to public business entities clarify that indirect interests held through related parties in common control arrangements should be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. The amendments are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. We expect our adoption of the amendments will not materially affect our consolidated results of operations, financial position, cash flows and disclosures.
(h) Clarifying guidance for certain collaborative arrangements with respect to revenue recognition
The FASB issued amendments in November 2018 to clarify the interaction between the guidance for certain collaborative arrangements and the guidance applicable to ASC 606. A collaborative arrangement is a contractual arrangement under which two or more parties actively participate in a joint operating activity and are exposed to significant risks and rewards that depend on the activity’s commercial success. The targeted improvements clarify that certain transactions between collaborative arrangement participants are within the scope of ASC 606 and thus subject to all of its guidance. The amendments are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period for which financial statements have not been issued. Retrospective application to the date of initial application of ASC 606 is required. We expect our adoption of the amendments will not materially affect our consolidated results of operations, financial position, cash flows and disclosures.
Use of Estimates and Assumptions
The preparation of our consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are used for, but not limited to: (1) allowance for doubtful accounts and unbilled revenues; (2) asset impairments, including goodwill; (3) investments in equity instruments; (4) depreciable lives of assets; (5) income tax valuation allowances; (6) uncertain tax positions; (7) reserves for professional, workers’ compensation and comprehensive general insurance liability risks; (8) contingency and litigation reserves; (9) fair value measurements; (10) earnings sharing mechanisms; (11) environmental remediation liabilities; (12) AROs; (13) pension and other postretirement employee benefits and (14) noncontrolling interest balances. Future events and their effects cannot be predicted with certainty; accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. We evaluate and update our assumptions and estimates on an ongoing basis and may employ outside specialists to assist in our evaluations, as necessary. Actual results could differ from those estimates.
Union collective bargaining agreements
We have approximately 48.3% of the employees covered by a collective bargaining agreement. Agreements which will expire within the coming year apply to approximately 1.6% of our employees.
Note 4. Revenue
On January 1, 2018, we adopted ASC 606 and all related amendments using the modified retrospective method, which we applied only to contracts that were not completed as of January 1, 2018. For reporting periods beginning on January 1, 2018, we present revenue in accordance with ASC 606, and have not adjusted comparative prior period information, which we continue to report under the legacy accounting standards in effect for those prior periods. For the year ended December 31, 2018, the effect of applying ASC 606 to recognize revenue as compared to applying the legacy accounting standards was not material.
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
The following describes the principal activities, by reportable segment, from which we generate revenue. For more detailed information about reportable segments, refer to Note 23.
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

Other
Other, which does not represent a segment, derives its revenues primarily from providing natural gas storage services to customers, gas trading operations generally classified as derivative revenue in accordance with the applicable accounting standards, gas trading contracts not classified as derivatives, and other miscellaneous revenues including intersegment eliminations. See Note 26 – Assets Held For Sale for further discussion of the sale of the gas storage and trading businesses.
Contract Costs, Contract Liabilities and Practical Expedient
We recognize an asset for incremental costs of obtaining a contract with a customer when we expect the benefit of those costs to be longer than one year. Costs incurred prior to 2018 were insignificant and not capitalized. We have contract assets for costs from development success fees, which we paid for during the solar asset development period in 2018, and will amortize ratably into expense over the 15-year life of the power purchase agreement, expected to commence in December 2021 upon commercial operation. Contract assets totaled $9 million at December 31, 2018 and are presented in "Other non-current assets" on our consolidated balance sheet.
We have contract liabilities for revenue from transmission congestion contract (TCC) auctions, which we receive payment for at the beginning of an auction period, and amortize ratably each month into revenue over the applicable auction period. The auction periods range from six months to two years. TCC contract liabilities totaled $9 million at December 31, 2018, and $8 million at January 1, 2018, and are presented in "Other current liabilities". We recognized $13 million as revenue during 2018, of which $8 million was included in contract liabilities at January 1, 2018.
We apply a practical expedient to expense as incurred costs to obtain a contract when the amortization period is one year or less. We record costs incurred to obtain a contract within operating expenses, including amortization of capitalized costs.
Revenues disaggregated by major source for our reportable segments for the year ended December 31, 2018 are as follows:

	Year Ended December 31, 2018
	Networks	Renewables	Other (b)	Total
(Millions)
Regulated operations – electricity	$3,641	$—	$—	$3,641
Regulated operations – natural gas	1,473	—	—	1,473
Nonregulated operations – wind	—	637	—	637
Nonregulated operations – solar	—	17	—	17
Nonregulated operations – thermal	—	47	—	47
Nonregulated operations – gas storage	—	—	10	10
Other(a)	58	(68)	9	(1)
Revenue from contracts with customers	5,172	633	19	5,824

Leasing revenue	38	346	—	384
Derivative revenue	—	124	10	134
Alternative revenue programs	80	—	—	80
Other revenue	20	36	—	56
Total operating revenues	$5,310	$1,139	$29	$6,478

(a)	Primarily includes certain intra-month trading activities, billing, collection, and administrative charges, sundry billings and other miscellaneous revenue.

(b)	Does not represent a segment. Includes Corporate, Gas and intersegment eliminations.
As of December 31, 2018, accounts receivable balances related to contracts with customers were approximately $1,118 million, including $374 million of unbilled revenue, which are included in “Accounts receivable and unbilled revenues, net” on our consolidated balance sheets.

As of December 31, 2018, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) were as follows:

As of December 31, 2018	2019	2020	2021	2022	2023	Thereafter	Total
(Millions)
Revenue expected to be recognized on multiyear retail energy sales contracts in place	$5	$1	$1	$1	$1	$1	$10
Revenue expected to be recognized on multiyear fixed price, fixed volume renewable energy credit sales contracts in place	17	12	9	5	4	12	59
Revenue expected to be recognized on multiyear fixed volume, fixed price carbon-free energy sales contracts in place	13	5	—	—	—	—	18
Total operating revenues	$35	$18	$10	$6	$5	$13	$87
We do not disclose information about remaining performance obligations for contracts for which we recognize revenue in the amount to which we have the right to invoice (e.g., usage-based pricing terms).
Note 5. Industry Regulation
Electricity and Natural Gas Distribution – Maine, New York, Connecticut and Massachusetts
The Maine distribution rate case and associated proceedings, the Federal Energy Regulatory Commission (FERC) Transmission Return on Equity (ROE) case, the New York and Connecticut rate plans, Reforming Energy Vision (REV), the Storm proceedings in NY and ME and the Tax Act are some of the most important specific regulatory processes that currently affect Networks.
The revenues of Networks companies are essentially regulated, being based on tariffs established in accordance with administrative procedures set by the various regulatory bodies. The tariffs applied to the Networks companies are approved by the regulatory commissions of the different states and are based on the cost of providing service. The revenues of each of the Networks companies are set to be sufficient to cover its operating costs, including energy costs, finance costs and the costs of equity, the last of which reflects our capital ratio and a reasonable ROE.
Energy costs that are set on the New York and New England wholesale markets are passed on to consumers. The difference between energy costs that are budgeted and those that are actually incurred by the utilities is offset by applying compensation procedures that result in either immediate or deferred tariff adjustments. These procedures apply to other costs, which are in most cases exceptional, such as the effects of extreme weather conditions, environmental factors, regulatory and accounting changes, and treatment of vulnerable customers, that are offset in the tariff process. Any New York and Connecticut revenues that allow a utility to exceed target returns, usually the result of better than expected cost efficiency, are generally shared between the utility and its customers, resulting in future tariff reductions.
Each of Networks’ eight utility companies must comply with regulatory procedures that differ in form but in all cases conform to the basic framework outlined above. Generally, tariff reviews cover various years and provide for a reasonable ROE, protection and automatic adjustments for exceptional costs incurred and efficiency incentives. The distribution rates and allowed ROEs for Networks’ regulated utilities in New York are subject to regulation by the New York Public Service Commission (NYPSC), in Maine by the Maine Public Utilities Commission (MPUC), in Connecticut by the Connecticut Public Utilities Regulatory Authority (PURA) and in Massachusetts by the Department of Public Utilities (DPU).
CMP Distribution Rate Case and New Renewable Source Generation
On May 1, 2013, CMP submitted its required distribution rate request with the MPUC. On July 3, 2014, after a fourteen month review process, CMP filed a rate stipulation agreement on the majority of the financial matters with the MPUC. The stipulation agreement was approved by the MPUC on August 25, 2014. The stipulation agreement also noted that certain rate design matters would be litigated, which the MPUC ruled on October 14, 2014.
The rate stipulation agreement provided for an annual CMP distribution tariff increase of 10.7% or $24.3 million. The rate increase was based on a 9.45% ROE and 50% equity capital. CMP was authorized to implement a Rate Decoupling Mechanism (RDM) which reduces distribution revenue variations associated with energy efficiency and weather impacts on sales volumes. CMP also adjusted its storm costs recovery mechanism whereby it is allowed to collect in rates a storm allowance and to defer actual storm costs when such storm event costs exceed $3.5 million. CMP and customers share storm costs that exceed a certain balance on a fifty-fifty basis, with CMP’s exposure limited to $3 million annually.
CMP has made a separate regulatory filing for a new customer billing system replacement. In accordance with the stipulation agreement, a new billing system was needed and CMP made its filing on February 27, 2015 to request a separate rate recovery mechanism. On October 20, 2015, the MPUC issued an order approving a stipulation agreement authorizing CMP to proceed with the customer billing system investment. The approved stipulation allows CMP to recover the system costs effective July 1, 2017.
The rate stipulation does not have a predetermined rate term. CMP had the option to file for new distribution rates at its own discretion. The rate stipulation does not contain service quality targets or penalties. The rate stipulation also does not contain any earning sharing requirements.
On May 29, 2018, a ten-person complaint was filed with the MPUC against CMP, Networks and AVANGRID. The complaint requested that the MPUC open a rate case to determine if CMP is making excessive returns on investment and, therefore, whether CMP’s retail rates should be lower. The complaint also requested the MPUC deny certain costs associated with the October 2017 windstorm. On July 24, 2018, the MPUC issued an order dismissing the complaint and its associated request to deny the recovery of costs associated with the October 2017 windstorm. The order initiated an investigation into CMP’s rates and revenue requirement and directed CMP to make a filing consistent with the requirements for a general rate case no later than October 15, 2018. Consistent with the order in the ten-person complaint proceeding, on August 7, 2018, the MPUC issued a Notice of Investigation, opening the proceeding in which CMP would make its rate case filing and through which the MPUC will examine the rates and revenue requirements of CMP. On October 15, 2018, CMP filed a general rate case as directed by the MPUC requesting a ROE of 10% and an equity ratio of 55%. The company is proposing to use savings arising out of changes in federal taxation pursuant to the Tax Act to keep its distribution prices stable while making its electric system more reliable. The MPUC has established a ten-month process to review CMP’s filing and we expect a decision in October of 2019. CMP’s general rate case filing includes a proposal to enhance the resiliency of the energy grid by expanding vegetation management and pursuing additional reliability measures such as pole replacements and addition of tree wire in selected areas. Such investments are designed to strengthen CMP’s power grid so it can better stand up to severe weather. CMP is planning to use savings from the federal Tax Act to pay for the costs of resiliency programs, other investments in infrastructure and certain cost increases since 2014. We cannot predict the outcome of this matter.
Under Maine law 35-A M.R.S.A §§ 3210-C, 3210-D, the MPUC is authorized to conduct periodic requests for proposals seeking long-term supplies of energy, capacity or Renewable Energy Certificates, or RECs, from qualifying resources. The MPUC is further authorized to order Maine transmission and distribution utilities to enter into contracts with sellers selected from the MPUC’s competitive solicitation process. Pursuant to a MPUC Order dated October 8, 2009, CMP entered into a 20-year agreement with Evergreen Wind Power III, LLC, on March 31, 2010, to purchase capacity and energy from Evergreen’s 60 Megawatt (MW) Rollins wind farm in Penobscot County, Maine. CMP’s purchase obligations under the Rollins contract are approximately $7 million per year. In accordance with subsequent MPUC orders, CMP periodically auctions the purchased Rollins energy to wholesale buyers in the New England regional market. Under applicable law, CMP is assured recovery of any differences between power purchase costs and achieved market revenues through a reconcilable component of its retail distribution rates. Although the MPUC has conducted multiple requests for proposals under M.R.S.A §3210-C and has tentatively accepted long-term proposals from other sellers, these selections have not yet resulted in additional currently effective contracts with CMP.
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

	May 1, 2016		May 1, 2017		May 1, 2018
	Rate Increase	Delivery Rate Increase	Rate Increase	Delivery Rate Increase	Rate Increase	Delivery Rate Increase
Utility	(Millions)%		(Millions)%		(Millions)%
NYSEG Electric	$29.6	4.10%	$29.9	4.10%	$30.3	4.10%
NYSEG Gas	$13.1	7.30%	$13.9	7.30%	$14.8	7.30%
RG&E Electric	$3.0	0.70%	$21.6	5.00%	$25.9	5.70%
RG&E Gas	$8.8	5.20%	$7.7	4.40%	$9.5	5.20%
The allowed rate of return on common equity for NYSEG Electric, NYSEG Gas, RG&E Electric and RG&E Gas is 9.00%. The equity ratio for each company is 48%; however, the equity ratio is set at the actual up to 50% for earnings sharing calculation purposes. The customer share of any earnings above allowed levels increases as the ROE increases, with customers receiving 50%, 75% and 90% of earnings over 9.5%, 10.0% and 10.5% ROE, respectively, in the first rate year covering the period May 1, 2016 – April 30, 2017. The earnings sharing levels increase in rate year two (May 1, 2017 – April 30, 2018) to 9.65%, 10.15% and 10.65% ROE, respectively. The earnings sharing levels further increase in rate year three (May 1, 2018 – April 30, 2019) to 9.75%, 10.25% and 10.75% ROE, respectively. The rate plans also include the implementation of a rate adjustment mechanism (RAM) designed to return or collect certain defined reconciled revenues and costs, new depreciation rates and continuation of the existing RDM for each business. The Joint Proposal reflects the recovery of deferred NYSEG Electric storm costs of approximately $262 million, of which $123 million is being amortized over ten years and the remaining $139 million is being amortized over five years. The proposal also continues reserve accounting for qualifying Major Storms ($21.4 million annually for NYSEG Electric and $2.5 million annually for RG&E Electric). Incremental maintenance costs incurred to restore service in qualifying divisions will be chargeable to the Major Storm Reserve provided they meet certain thresholds.
The Joint Proposal maintains NYSEG’s and RG&E’s current electric reliability performance measures (and associated potential negative revenue adjustments for failing to meet established performance levels) which include the system average interruption frequency index (SAIFI) and the customer average interruption duration index (CAIDI). The Joint Proposal also modifies certain gas safety performance measures at the companies, including those relating to the replacement of leak prone mains, leak backlog management, emergency response and damage prevention. The proposal establishes threshold performance levels for designated aspects of customer service quality and continues and expands NYSEG’s and RG&E’s bill reduction and arrears forgiveness Low Income Programs with increased funding levels included in the proposal. The Joint Proposal provides for the implementation of NYSEG’s Energy Smart Community (ESC) Project in the Ithaca region which will serve as a test-bed for implementation and deployment of Reforming the Energy Vision (REV) initiatives. The ESC Project will be supported by NYSEG’s planned Distribution Automation upgrades and Advanced Metering Infrastructure (AMI) implementation for customers on circuits in the Ithaca region. The companies will also pursue Non-Wires Alternative projects as described in the proposal. Other REV-related incremental costs and fees will be included in the RAM to the extent cost recovery is not provided for elsewhere. Under the proposal, each company will implement the RAM, which will be applicable to all customers, to return or collect RAM Eligible Deferrals and Costs, including: (1) property taxes; (2) Major Storm deferral balances; (3) gas leak prone pipe replacement; (4) REV costs and fees which are not covered by other recovery mechanisms; and (5) NYSEG Electric Pole Attachment revenues. RG&E implemented a RAM in July 2018 since certain eligibility thresholds were exceeded.
The Joint Proposal provides for partial or full reconciliation of certain expenses including, but not limited to: pensions and other postretirement benefits; property taxes; variable rate debt and new fixed rate debt; gas research and development; environmental remediation costs; major storms; nuclear electric insurance limited credits; economic development; and low income programs. The Joint Proposal also includes a downward-only Net Plant reconciliation. In addition, the Joint Proposal includes downward-only reconciliations for the costs of: electric distribution and gas vegetation management; pipeline integrity; and incremental maintenance. The Joint Proposal provides that NYSEG and RG&E continue their electric RDMs on a total revenue per class basis and their gas RDMs on a revenue per customer basis.
UI, CNG, SCG and BGC Rate Plans
Under Connecticut law, The United Illuminating Company’s (UI) retail electricity customers are able to choose their electricity supplier while UI remains their electric distribution company. UI purchases power for those of its customers under standard service rates who do not choose a retail electric supplier and have a maximum demand of less than 500 kilowatts and its customers under supplier of last resort service for those who are not eligible for standard service and who do not choose to purchase electric generation service from a retail electric supplier. The cost of the power is a “pass-through” to those customers through the Generation Service Charge on their bills.
UI has wholesale power supply agreements in place for its entire standard service load for the first half of 2019, 80% of its standard service load for the second half of 2019 and 20% of its standard service load for the first half of 2020. Supplier of last resort service is procured on a quarterly basis and UI has wholesale power supply agreement in place for the second quarter of 2019. However, from time to time there are no bidders in the procurement process for supplier of last resort service and in such cases UI manages the load directly.
In December 2016, the PURA approved new distribution rate schedules for UI for three years, which became effective January 1, 2017, and which, among other things, provides for annual tariff increases and an ROE of 9.10% based on a 50% equity ratio, continued UI’s existing ESM pursuant to which UI and its customers share on a fifty-fifty basis all distribution earnings above the allowed ROE in a calendar year, continued the existing decoupling mechanism and approved the continuation of the requested storm reserve. Any dollars due to customers from the ESM continue to be first applied against any storm regulatory asset balance (if one exists at that time) or refunded to customers through a bill credit if such storm regulatory asset balance does not exist.
In December 2017, PURA approved new tariffs for the Southern Connecticut Gas Company (SCG) effective January 1, 2018 for a three-year rate plan with rate increases of $1.5 million, $4.7 million and $5.0 million in 2018, 2019 and 2020, respectively. The new tariffs also include an RDM and Distribution Integrity Management Program (DIMP) mechanism similar to the mechanisms authorized for Connecticut Natural Gas Corporation (CNG), ESM, the amortization of certain regulatory liabilities (most notably accumulated hardship deferral balances and certain accumulated deferred income taxes) and tariff increases based on a ROE of 9.25% and approximately 52% equity level. Any dollars due to customers from the ESM will be first applied against any environmental regulatory asset balance as defined in the settlement agreement (if one exists at that time) or refunded to customers through a bill credit if such environmental regulatory asset balance does not exist.
On June 29, 2018, CNG filed an application with PURA for new tariffs to become effective January 1, 2019. On August 30, 2018, CNG entered into a settlement agreement with the Office of Consumer Counsel and PURA prosecutorial staff that provides for new rates effective January 1, 2019. The settlement agreement was approved by PURA on December 19, 2018. The settlement agreement included an increase in rates of $9.9 million in 2019, an incremental increase of $4.6 million in 2020 and an incremental increase of $5.2 million in 2021, for a total increase of $19.7 million over the three-year rate plan. The settlement agreement is based on an ROE of 9.30%, and an equity ratio of 54% in 2019, 54.50% in 2020, and 55% in 2021.
The Berkshire Gas Company’s (BGC) rates are established by the DPU. BGC’s ten-year rate plan, which was approved by the DPU and included an approved ROE of 10.5%, expired on January 31, 2012. BGC continues to charge the rates that were in effect at the end of the rate plan.
On May 17, 2018, BGC filed a petition with the DPU seeking approval of a distribution rate increase to be effective January 1, 2019. On December 4, 2018, BGC and the Massachusetts Attorney General’s Office filed a settlement agreement with the DPU. The settlement agreement provides for a $1.6 million distribution base rate increase effective January 1, 2019, or February 1, 2019 if the DPU did not approve the settlement agreement prior to January 1, 2019, and an additional $0.7 million base distribution increase effective November 1, 2019, if certain investments are made by BGC. The settlement agreement contained a make-whole provision if the DPU approved the agreement after January 1, 2019. The distribution rate increase is based on a 9.70% ROE and 55% equity ratio. The settlement agreement provides for the implementation of a RDM and pension expense tracker and also provides that BGC will not file to change base distribution to become effective before November 1, 2021. The settlement agreement was approved by the DPU on January 18, 2019.
Transmission - FERC ROE Proceeding
See Note 13 - Commitments and Contingent Liabilities for further discussion.
CMP’s and UI’s transmission rates are determined by a tariff regulated by the FERC and administered by ISO New England, Inc. (ISO-NE). Transmission rates are set annually pursuant to a FERC authorized formula that allows for recovery of direct and allocated transmission operating and maintenance expenses, and for a return of and on investment in assets.
On December 28, 2015, the FERC issued an order instituting section 206 proceedings and establishing hearing and settlement judge procedures. Pursuant to section 206 of the FPA, the FERC instituted proceedings because it found that ISO-NE Transmission, Markets and Services Tariff is unjust, unreasonable and unduly discriminatory or preferential. The FERC stated that ISO-NE’s Tariff lacks adequate transparency and challenge procedures with regard to the formula rates for ISO-NE Participating Transmission Owners (PTOs), including UI, Maine Electric Power Corporation (MEPCO) and CMP. The FERC also found that the current Regional Network Service (RNS) and Local Network Service (LNS) formula rates appear to be unjust, unreasonable, unduly discriminatory or preferential or otherwise unlawful as the formula rates appear to lack sufficient detail in order to determine how certain costs are derived and recovered in the formula rates. The FERC assigned the proceeding to a settlement judge. On August 17, 2018, the PTOs submitted a formula rate settlement opposed by certain parties and supported by the settlement judge. We are unable to predict the outcome of this proceeding at this time.

REV
In April 2014, the NYPSC commenced a proceeding entitled REV, which is a wide ranging initiative to reform New York State’s energy industry and regulatory practices. REV has been divided into two tracks, Track 1 for Market Design and Technology, and Track 2 for Regulatory Reform. REV and its related proceedings have and will continue to propose regulatory changes that are intended to promote more efficient use of energy, deeper penetration of renewable energy resources such as wind and solar and wider deployment of distributed energy resources (DER), such as micro grids, on-site power supplies and storage.
REV is also intended to promote greater use of advanced energy management products to enhance demand elasticity and efficiencies. Track 1 of this initiative involves a collaborative process to examine the role of distribution utilities in enabling market based deployment of DER to promote load management and greater system efficiency, including peak load reductions. NYSEG and RG&E are participating in the initiative with other New York utilities and are providing their unique perspective.  The NYPSC issued a 2015 order in Track 1, which acknowledges the utilities’ role as a Distribution System Platform (DSP) provider, and required the utilities to file an initial Distribution System Implementation Plan (DSIP) by June 30, 2016. The companies filed the DSIP, which also included information regarding the potential deployment of Automated Metering Infrastructure (AMI) across its entire service territory. The companies, in December 2016, filed a petition to the NYPSC requesting approval for cost recovery associated with the full deployment of AMI, and a collaborative associated with this petition began in in the first quarter of 2017, was suspended in the second quarter of 2017, resumed in the first quarter of 2018 and then further suspended. NYSEG and RG&E expect to renew their AMI requests in their rate case filings expected in 2019.
Other various proceedings have also been initiated by the NYPSC which are REV related, and each proceeding has its own schedule. These proceedings include the Clean Energy Standard, Value of DER and Net Energy Metering, Demand Response Tariffs and Community Choice Aggregation. As part of the Clean Energy Standard proceeding, all electric utilities were ordered to begin payments to New York State Energy Research and Development Authority (NYSERDA) for RECs and Zero Emissions Credits beginning in 2017.
Track 2 of the REV initiative is also underway, and through a NYPSC staff whitepaper review process, is examining potential changes in current regulatory, tariff, market design and incentive structures which could better align utility interests with achieving New York state and NYPSC’s policy objectives. New York utilities will also be addressing related regulatory issues in their individual rate cases. A Track 2 order was issued in May 2016, and includes guidance related to the potential for Earnings Adjustment Mechanisms (EAMs), Platform Service Revenues, innovative rate designs and data utilization and security. The companies, in December 2016, filed a proposal for the implementation of EAMs in the areas of System Efficiency, Energy Efficiency, Interconnections and Clean Air. A collaborative process to review the companies’ petition was suspended in 2017 and the NYSEG and RG&E expect to renew their EAM requests in their rate case filings expected in 2019.
In March 2017, the NYPSC issued three separate REV-related orders. These orders created a series of filing requirements for NYSEG and RG&E beginning in March 2017 and extending through the end of 2018. The three orders involve: 1) modifications to the electric utilities’ proposed interconnection EAM framework; 2) further DSIP requirements, including filing of an updated DSIP plan by mid-2018 and implementing two energy storage projects at each company by the end of 2018; and 3) Net Energy Metering Transition including implementation of Phase One of the Value of DER. In September 2017, the NYPSC issued another order related to the Value of DER, requiring tariff filings, changes to Standard Interconnection Requirements and planning for the implementation of automated consolidated billing. In July 2018, NYSEG and RG&E submitted an updated DSIP plan consistent with guidance received from the NY Department of Public Service. As of the end of 2018, both NYSEG and RG&E had deployed two energy storage projects each, consistent with the March 2017 NYPSC order requirements. In December 2018, the NYPSC staff submitted whitepapers on standby and buyback service rate design, future value stack compensation and capacity value compensation. It is expected that the NYPSC will rule on the proposals set forth in the whitepapers in 2019. An additional staff whitepaper on Rate Design for Mass Market On-Site DER projects interconnected after January 1, 2020 is scheduled to be submitted by the NYPSC Staff in the first quarter of 2019.
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
Also on November 16, 2017, the NYPSC issued an Order Instituting Proceeding and to Show Cause (the Order) requiring the companies to address whether the NYPSC should mandate, reject or modify, in whole or in part the recommendations made in the Staff Report. The Order also required the companies to show cause why the NYPSC should not commence an administrative penalty proceeding. On May 18, 2018, NYSEG and RG&E filed a settlement joint proposal and investment joint proposal before the NYPSC to settle potential penalties and avoid litigation related to the March 2017 windstorm, pursuant to which, among other things, NYSEG and RG&E have agreed to make $3.9 million in investments in 2018 designed to increase resiliency and improve emergency response in the areas impacted by the storm. The investments will not be reflected in rate base or operating expenses in establishing future delivery rates. The joint proposals were subject to public comment and await NYPSC approval. We cannot predict the final outcome of this matter.
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
MPUC Investigation into the Response by Public Utilities to the October 2017 Storm
On December 19, 2017, the MPUC issued a Notice of Investigation regarding utility response to the October 2017 Storm. The wind storm of October 2017 was unprecedented in the number of customers impacted and the magnitude of the damage across the entire CMP service territory. During the event, thousands of trees were broken or uprooted and many caused damage to the electrical delivery system. The vast majority of tree related damage was from trees that were located outside of the maintenance clearance zone. Damage occurred on nearly every CMP distribution circuit, resulting in more than 1,400 broken poles. On January 18, 2018, CMP submitted a filing in compliance with the MPUC’s Notice. The MPUC investigation into restoration efforts is ongoing. CMP incurred total incremental costs of approximately $68.6 million, of which approximately $24.7 million are capital costs associated with the replacement of damaged infrastructure, including poles, cross arms, transformers and related equipment and after applying the agreed up capitalization method contained in the approved stipulation. Accordingly, the net incremental operating and maintenance costs for restoration of the distribution system were approximately $43.9 million. On June 29, 2018, the MPUC approved a stipulation agreement, which provides for the recovery of incremental storm restoration costs through CMP’s distribution rates. The stipulation agreement included a revised storm capitalization amount and the value of recovery was reduced by approximately $531,000 of cumulative underspent funds on non-cycle vegetation management activities.
On October 4, 2018, the MPUC issued an Order stating that based on the weather forecast information and the availability of storm restoration crew resources, that both CMP and Emera Maine acted reasonably in their preparation for and response to a major wind and rain storm in October 2017 and that no further investigation of this aspect of the utilities response is warranted. The MPUC also stated that there are potential for improvements for future storm performance of the utilities, their systems, and with respect to coordination and communication with other involved entities. On December 1, 2018, CMP filed a report required by the MPUC that details its improvement plans.
CMP Customer Billing System Investigation
On March 1, 2018, the MPUC issued a Notice of Investigation initiating a summary investigation into CMP’s metering, billing and customer communications practices. Due to the highly technical nature of CMP’s customer billing system, on March 22, 2018 the MPUC issued an Order Initiating Audit commencing a forensic audit of CMP’s customer billing system to identify any errors that have, or continue to be resulting in billing inaccuracies. On July 10, 2018, the MPUC issued an Order Modifying Scope of Audit, which expanded the scope of the audit to include CMP’s customer communication practices. On December 20, 2018, the MPUC released the findings of the forensic audit of CMP’s customer billing system and customer communication practices. On January 14, 2019, the MPUC issued an Order and Notice of Investigation initiating an investigation of CMP’s metering and billing, practices and initiating a separate investigation of the audit of CMP’s customer service and communication practices and incorporating such investigation into CMP’s general rate case. We cannot predict the outcome of these matters.
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

In New York, the NYPSC staff issued a proposal on March 29, 2018, whereby the staff recommended that Tax Act benefits be returned to customers beginning October 1, 2018. Comments on this staff proposal were submitted by the Joint Utilities of New York with a separate Appendix by each respective major utility on June 27, 2018, including our New York utility companies. NYSEG and RG&E have stated that they believe Tax Act benefits should be utilized for utility programs for the benefit of customers, including for new projects such as AMI, other future resiliency investments and to recover deferred regulatory assets. On August 9, 2018, the NYPSC issued an Order requiring sur-credits effective October 1, 2018. The sur-credits for NYSEG and RG&E reflected the lower effective tax rate of 21%. For NYSEG Gas, RG&E Electric and RG&E Gas the NYPSC also required the sur-credit to include the return to customers of the January - September 2018 Tax Act savings over three years. The NYPSC allowed NYSEG Electric to continue to defer the January - September 2018 Tax Act savings as well as to continue to preserve the protected and unprotected Tax Act savings until the companies' next rate cases. In Connecticut, UI and SCG expect Tax Act savings to be deferred until they are reflected in tariffs in a future rate case, unless PURA determines otherwise. CNG and Berkshire included Tax Act savings in rate cases that were filed with PURA and the DPU, respectively, in the second quarter of 2018. In Maine, CMP adjusted rates beginning July 1, 2018 to pass back to customers the Tax Act savings after offsetting for recovery of deferred 2017 storm costs. At the FERC, CMP transmission and UI transmission adjusted their tariffs in June 2018 to reflect the income statement value of Tax Act savings.
Power Tax Audits
In 2015, we implemented power tax software to track and measure deferred tax amounts for CMP, NYSEG and RG&E. In connection with this change, we identified historical updates needed with deferred taxes recognized by CMP, NYSEG and RG&E. We increased our deferred tax liabilities in 2015, with a corresponding increase to regulatory assets, to reflect the updated amounts calculated by the power tax software. Since 2015, the NYPSC and MPUC accepted certain adjustments to deferred taxes and associated regulatory assets for this item in recent distribution rate cases, resulting in a regulatory asset balance of approximately $157 million and $160 million for this item at December 31, 2018 and 2017, respectively.
In 2017, audits of the power tax regulatory assets were commenced by the NYPSC and MPUC. On January 11, 2018, the NYPSC issued an order opening an operations audit on NYSEG and RG&E and certain other New York utilities regarding tax accounting. The audit report is expected to be completed in 2019. In January 2018, the MPUC published the power tax audit report with respect to CMP, which indicated that the auditor was unable to verify the “acquisition value” of the power tax regulatory assets. The audit report requires that CMP must provide support for the beginning balance of the regulatory assets or will be unable to recover the value of the assets, which is approximately $10 million. CMP responded in to the audit report in its rate case filing and noted that it could reconcile 99% of the tax values and therefore requested full recovery of the power tax regulatory asset. We cannot predict the outcome of this proceeding.
Ginna Reliability Support Service Agreement
Ginna Nuclear Power Plant, LLC (GNPP), which is a subsidiary of Constellation Energy Nuclear Group, LLC (CENG), owns and operates the R.E. Ginna Nuclear Power Plant (Ginna Facility and together with GNPP, Ginna), a 581 MW single-unit pressurized water reactor located in Ontario, New York. In May 2014, the NYISO and then the NYPSC ruled that the Ginna Facility was required to maintain system reliability and ordered RG&E and GNPP to negotiate an Reliability Support Service Agreement (RSSA).
On October 21, 2015, RG&E, GNPP, New York Department of Public Service, Utility Intervention Unit and Multiple Intervenors filed a Joint Proposal with the NYPSC for approval of the RSSA, as modified. On February 23, 2016, the NYPSC unanimously adopted the joint proposal, which provided for a term of the RSSA from April 1, 2015 through March 31, 2017 and RG&E monthly payments to Ginna in the amount of $15.4 million. In addition, RG&E was entitled to 70% of revenues from Ginna’s sales into the NYISO energy and capacity markets, while Ginna was entitled to 30% of such revenues. The NYPSC also authorized RG&E to implement a rate surcharge effective January 1, 2016, to recover amounts paid to Ginna pursuant to the RSSA. The FERC issued an order authorizing the FERC Settlement agreement in the Settlement Docket on March 1, 2016, at which point the rate surcharge went into effect. RG&E used deferred rate credit amounts (regulatory liabilities) to offset the full amount of the Deferred Collection Amount (including carrying costs), plus credit amounts to offset all RSSA costs that exceed $2.3 million per month, not to exceed a total use of credits in the amount of $110 million, applicable through June 30, 2017. The available credits were insufficient to satisfy the final payment amount from RG&E to Ginna, and consistent with the agreement with the NYPSC, the RSSA surcharge continues past March 31, 2017, to recover up to $2.3 million per month until the final payment has been recovered by RG&E from customers.
New York TransCo
Networks holds an approximate 20% ownership interest in the New York TransCo, LLC (New York TransCo). New York TransCo was established by the New York transmission utilities to develop, own and operate electric transmission in New York. In December 2014, New York TransCo filed for regulatory approval of its rates, terms, and conditions with the FERC.

On April 2, 2015, the FERC issued an order granting, inter alia, New York TransCo’s owners’ request for a 50-basis point adder for New York TransCo’s membership in the NYISO regional transmission organization (RTO), subject to the adder being capped within the zone of reasonableness after a determination of where within that zone its base level ROE should be set. The FERC also set the formula rate and base ROE issue for hearing and settlement judge procedures. In addition, the FERC rejected New York TransCo’s owners’ cost allocation method for the Transmission Owner Transmission Solutions (TOTS) Projects because it would allocate costs to Power Supply Long Island (LIPA) and New York Power Authority (NYPA) that they did not voluntarily agree to pay.
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
Minimum Equity Requirements for Regulated Subsidiaries
Our regulated utility subsidiaries of Maine and New York (NYSEG, RG&E, CMP and MNG) are each subject to a minimum equity ratio requirement that is tied to the capital structure assumed in establishing revenue requirements. Pursuant to these requirements, each of NYSEG, RG&E, CMP and MNG must maintain a minimum equity ratio equal to the ratio in its currently effective rate plan or decision measured using a trailing 13-month average. On a monthly basis, each utility must maintain a minimum equity ratio of no less than 300 basis points below the equity ratio used to set rates. The minimum equity ratio requirement has the effect of limiting the amount of dividends that may be paid and may, under certain circumstances, require that the parent contribute equity capital. These regulated utility subsidiaries are prohibited by regulation from lending to unregulated affiliates. These regulated utility subsidiaries have also agreed to minimum equity ratio requirements in certain borrowing agreements. These requirements are lower than the regulatory requirements.
Pursuant to agreements with the relevant utility commission, UI, SCG, CNG and BGC are restricted from paying dividends if paying such dividend would result in a common equity ratio lower than 300 basis points below the equity percentage used to set rates in the most recent distribution rate proceeding as measured using a trailing 13-month average calculated as of the most recent quarter end. In addition, UI, SCG, CNG and BGC are prohibited from paying dividends to their parent if the utility’s credit rating, as rated by any of the three major credit rating agencies, falls below investment grade, or if the utility’s credit rating, as determined by two of the three major credit rating agencies, falls to the lowest investment grade and there is a negative watch or review downgrade notice.
We had restricted net assets of approximately $4,626 million associated with the minimum equity requirements as of December 31, 2018.
Movement of capital from our wholly owned unregulated subsidiaries is unrestricted.
New Renewable Source Generation
Under Connecticut Public Act (PA) 11-80, Connecticut electric utilities are required to enter into long-term contracts to purchase Connecticut Class I RECs from renewable generators located on customer premises. Under this program, UI is required to enter into contracts totaling approximately $200 million in commitments over an approximate 21-year period. The obligations will phase in over a six-year solicitation period, and are expected to peak at an annual commitment level of about $13.6 million per year after all selected projects are online. Upon purchase, UI accounts for the RECs as inventory. UI expects to partially mitigate the cost of these contracts through the resale of the RECs. PA 11-80 provides that the remaining costs (and any benefits) of these contracts, including any gain or loss resulting from the resale of the RECs, are fully recoverable from (or credited to) customers through electric rates. PA 17-144 and PA18-50 added seventh and eighth years, and up to $48 million in additional commitments by UI, to the program.

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
On October 23, 2013, PURA approved UI’s renewable connections program filed in accordance with PA 11-80, through which UI has developed 10 MW of renewable generation. The costs for this program will be recovered on a cost of service basis. PURA established a base ROE to be calculated as the greater of: (A) the current UI authorized distribution ROE (currently 9.10%) plus 25 basis points and (B) the current authorized distribution ROE for Connecticut Light and Power Company, or CL&P (currently 9.25%), less target equivalent market revenues (reflected as 25 basis points). In addition, UI will retain a percentage of the market revenues from the program, which percentage is expected to equate to approximately 25 basis points on a levelized basis over the life of the program. The cost of this program, a 2.8 MW fuel cell facility in New Haven, solar photovoltaic and fuel cell facilities totaling 5 MW in Bridgeport, and a 2.2 MW fuel cell facility in Woodbridge, all of which are now operational, was approximately $41.5 million.
On May 25, 2017, UI entered into six 20-year power purchase agreements (PPAs) totaling approximately 32 MW with developers of wind and solar generation. These PPAs originated from a three-state Clean Energy RFP, and were entered into pursuant PA 13-303 which provides that the net costs of the PPAs are recoverable through electric rates. The PPAs were approved by PURA on September 13, 2017.
On June 20, 2017, UI entered into twenty-two 20-year PPAs totaling approximately 72 MW with developers of wind and solar generation. These PPAs originated from and RFP issued by the Connecticut Department of Energy and Environmental Protection’s (DEEP) PA 15-107 1(b), which provides that the net costs of the PPAs are recoverable through electric rates. The PPAs were approved by PURA on September 7, 2017. One contract was terminated on October 24, 2017, resulting in UI having twenty-one remaining contracts from this solicitation totaling approximately 70 MW.
In October of 2018, UI entered into five PPAs totaling approximately 50 MW from developers of offshore wind and fuel cell generation. These PPAs originated from RFP issued by DEEP, under PA 17-144 which provides that the net costs of the PPAs are recoverable through electric rates. The PPAs were filed for PURA approval on October 25, 2018. On December 19, 2018, PURA issued its final decision approving the five PPAs, and approved UI’s use of the non by-passable federally mandated congestion charges for all customers to recover the net costs of the PPAs.
On December 28, 2018, DEEP issued a directive to UI to negotiate and enter into PPAs with twelve projects, totaling approximately 12 million MWh, which were selected as a result of the Zero Carbon RFP issued by DEEP pursuant to PA 17-3, which provides that the net costs of the PPAs are recoverable through electric rates. One of the selected projects is the Millstone nuclear facility located in Waterford, Connecticut and owned by Dominion Energy, Inc. DEEP’s directive provides that UI should file these PPAs for PURA by March 31, 2019. UI has not yet entered into any of these PPAs
Equity Investment in Peaking Generation
UI is party to a 50-50 joint venture with Clearway Energy, Inc. in GenConn, which operates two peaking generation plants in Connecticut. The two peaking generation plants, GenConn Devon and GenConn Middletown, are both participating in the ISO-NE markets. PURA has approved revenue requirements for the period from January 1, 2019 through December 31, 2019 of $23 million and $28.8 million for GenConn Devon and GenConn Middletown, respectively.
Note 6. Regulatory Assets and Liabilities
Pursuant to the requirements concerning accounting for regulated operations, our utilities capitalize, as regulatory assets, incurred and accrued costs that are probable of recovery in future electric and natural gas rates. We base our assessment of whether recovery is probable on the existence of regulatory orders that allow for recovery of certain costs over a specific period, or allow for reconciliation or deferral of certain costs. When costs are not treated in a specific order, we use regulatory precedent to determine if recovery is probable. Our operating utilities also record, as regulatory liabilities, obligations to refund previously collected revenue or to spend revenue collected from customers on future costs. The primary items that are not included in the rate base or accruing carrying costs are the regulatory assets for qualified pension and other postretirement benefits, which reflect unrecognized actuarial gains and losses; debt premium; environmental remediation costs, which are primarily the offset of accrued liabilities for future spending; unfunded future income taxes, which are the offset to the unfunded future deferred income tax liability recorded; asset retirement obligations; hedge losses; and contracts for differences. The total net amount of these items is approximately $1,813 million.

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
On June 15, 2016, the NYPSC approved the Joint Proposal in connection with a three-year rate plan for electric and gas service at NYSEG and RG&E effective May 1, 2016. Following the approval of the Joint Proposal most of these items related to NYSEG are amortized over a five-year period, except the portion of storm costs to be recovered over ten years, and plant related tax items which are amortized over the life of associated plant. Annual amortization expense for NYSEG is approximately $17 million per rate year. RG&E items that are being amortized are plant related tax items, which are amortized over the life of associated plant, and unfunded deferred taxes being amortized over a period of fifty years. A majority of the other items related to RG&E, which net to a regulatory liability, remain deferred and will not be amortized until future proceedings. Following the approval of the Joint Proposal by the NYPSC, unfunded future income taxes were adjusted for the amount of $126 million to reflect the change from a flow through to normalization method, which has been recorded as an increase to income tax expense and an offsetting increase to revenue, during the year ended December 31, 2016. These amounts will be collected over a period of fifty years.

Current and non-current regulatory assets as of December 31, 2018 and 2017 consisted of:

As of December 31,	2018	2017
(Millions)
Current
Pension and other post-retirement benefits cost deferrals	$24	$24
Pension and other post-retirement benefits	12	7
Storm costs	75	46
Rate adjustment mechanism	18	—
Reliability support services	13	27
Revenue decoupling mechanism	7	21
Transmission revenue reconciliation mechanism	11	8
Electric supply reconciliation	2	—
Hedges losses	—	3
Contracts for differences	9	9
Hardship programs	17	14
Deferred property tax	—	10
Plant decommissioning	6	6
Deferred purchased gas	37	31
Deferred transmission expense	11	37
Environmental remediation costs	12	13
Other	45	51
Total Current Regulatory Assets	299	307
Non-current
Pension and other post-retirement benefits cost deferrals	117	110
Pension and other post-retirement benefits	1,126	1,162
Storm costs	271	254
Deferred meter replacement costs	27	29
Unamortized losses on reacquired debt	20	17
Environmental remediation costs	266	283
Unfunded future income taxes	368	376
Asset retirement obligations	18	18
Deferred property tax	2	14
Federal tax depreciation normalization adjustment	152	155
Merger capital expense target customer credit	1	2
Debt premium	117	131
Reliability support services	—	10
Plant decommissioning	5	9
Contracts for differences	88	84
Hardship programs	9	13
Deferred income taxes regulatory	6	—
Other	53	71
Total Non-current Regulatory Assets	$2,646	$2,738
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
“Storm costs” for CMP, NYSEG and RG&E are allowed in rates based on an estimate of the routine costs of service restoration. The companies are also allowed to defer unusually high levels of service restoration costs resulting from major storms when they meet certain criteria for severity and duration. Storm costs in the amount of $123 million at NYSEG are being recovered over a ten-year period and the remaining portion is being amortized over five years following the approval of the Joint Proposal by the NYPSC. UI is allowed to defer costs associated with any storm totaling $1 million or greater for future recovery. UI’s storm regulatory asset balance was $0 as of December 31, 2018.
“Deferred meter replacement costs” represent the deferral of the book value of retired meters which were replaced by AMI meters. This amount is being amortized over the initial depreciation period of related retired meters.
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
“Asset retirement obligations” represents the differences in timing of the recognition of costs associated with our AROs and the collection of such amounts through rates. This amount is being amortized at the related depreciation and accretion amounts of the underlying liability.
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
Current and non-current regulatory liabilities as of December 31, 2018 and 2017 consisted of:

As of December 31,	2018	2017
(Millions)
Current
Non by-passable charges	$3	$5
Energy efficiency portfolio standard	56	37
Gas supply charge and deferred natural gas cost	4	4
Transmission revenue reconciliation mechanism	7	14
Pension and other post-retirement benefits	—	1
Pension and other post-retirement benefits cost deferrals	14	14
Carrying costs on deferred income tax bonus depreciation	23	21
Carrying costs on deferred income tax - Mixed Services 263(a)	5	5
Yankee DOE refund	—	4
2017 Tax Act	15	—
Revenue decoupling mechanism	8	4
Stranded costs	—	17
Rate adjustment mechanism	6	—
Hedges gains	5	—
Other	59	52
Total Current Regulatory Liabilities	205	178
Non-current
Accrued removal obligations	1,151	1,132
2017 Tax Act	1,494	1,515
Asset sale gain account	10	10
Carrying costs on deferred income tax bonus depreciation	49	72
Economic development	25	32
Merger capital expense target customer credit account	6	6
Pension and other post-retirement benefits	83	74
Positive benefit adjustment	36	39
New York state tax rate change	4	6
Theoretical reserve flow thru impact	14	19
Deferred property tax	25	19
Net plant reconciliation	19	10
Variable rate debt	46	33
Carrying costs on deferred income tax - Mixed Services 263(a)	15	20
Rate refund – FERC ROE proceeding	29	27
Transmission congestion contracts	21	19
Merger-related rate credits	18	20
Accumulated deferred investment tax credits	13	13
Asset retirement obligation	13	13
Earning sharing provisions	17	22
Middletown/Norwalk local transmission network service collections	18	19
Excess generation service charge	7	2
Low income programs	33	42
Non-firm margin sharing credits	8	8
Deferred income taxes regulatory	—	13
Other	69	67
Total Non-current Regulatory Liabilities	$3,223	$3,252

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
“2017 Tax Act” represents the impact from remeasurement of deferred income tax balances as a result of the Tax Act enacted by the U.S. federal government on December 22, 2017. Reductions in accumulated deferred income tax balances due to the reduction in the corporate income tax rates from 35% to 21% under the provisions of the Tax Act will result in amounts previously and currently collected from utility customers for these deferred taxes to be refundable to such customers, generally through reductions in future rates. The NYPSC, MPUC, PURA and DPU have instituted separate proceedings in New York, Maine, Connecticut and Massachusetts, respectively, to review and address the implications associated with the Tax Act on the utilities providing service in such states.
“Merger-related rate credits” resulted from the acquisition of UIL. This is being used to moderate increases in rates. In the years ended December 31, 2018 and 2017, respectively, $3 million and $2 million of rate credits were applied against customer bills.

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
Note 7. Goodwill and Intangible assets
Goodwill by reportable segment as of December 31, 2018 and 2017 consisted of:

As of December 31,	2018	2017
(Millions)
Networks	$2,747	$2,747
Renewables	380	380
Total	$3,127	$3,127
As of December 31, 2018 and 2017, there were no changes in gross amounts and accumulated losses of goodwill for the Networks and Renewables reportable segments, except for various immaterial adjustments in 2017 related to the gross amount of goodwill for the Networks reportable segment.
Goodwill Impairment Assessment
For impairment testing purposes our reporting units are the same as operating segments, except for Networks, which contained three reporting units, Maine, New York and UIL. The goodwill for the Maine reporting unit resulted from the purchase of CMP by Energy East Corporation in 2000 and amounted to $325 million. Separately, the goodwill for the New York reporting unit resulted primarily from the purchase of RG&E by Energy East in 2002 and amounted to $654 million. The goodwill for the UIL reporting unit was generated from the acquisition of UIL on December 16, 2015, and amounts to $1,768 million.
Our annual impairment testing takes place as of October 1. Our step zero qualitative assessment involves evaluating key events and circumstances that could affect the fair value of our reporting units, as well as other factors. Events and circumstances evaluated include macroeconomic conditions, industry, regulatory and market considerations, cost factors and their effect on earnings and cash flows, overall financial performance as compared with projected results and actual results of relevant prior periods, other relevant entity specific events and events affecting a reporting unit.
Our step one impairment testing includes various assumptions, primarily the discount rate, which is based on an estimate of our marginal, weighted average cost of capital and forecasted cash flows. We test the reasonableness of the conclusions of our step one impairment testing using a range of discount rates and a range of assumptions for long term cash flows.
We had no impairment of goodwill in 2018 and 2017 as a result of our impairment testing.
Intangible assets
Intangible assets include those assets acquired in business acquisitions and intangible assets acquired and developed from external third parties and from affiliated companies. Following is a summary of intangible assets:

As of December 31, 2018	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(Millions)
Wind development	$588	$(275)	$313
Other	25	(15)	10
Total Intangible Assets	$613	$(290)	$323

As of December 31, 2017	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(Millions)
Wind development	$583	$(264)	$319
Other	21	(12)	9
Total Intangible Assets	$604	$(276)	$328
Wind development costs, with the exception of future ‘pipeline’ development costs, are amortized on a straight-line basis in accordance with the life of the related assets. Amortization expense for the years ended December 31, 2018, 2017 and 2016 amounted to $15 million, $22 million and $25 million, respectively. We believe our future cash flows will support the recoverability of our intangible assets.
We expect amortization expense for the five years subsequent to December 31, 2018, to be as follows:

Year ending December 31,
(Millions)
2019	$14
2020	$14
2021	$13
2022	$13
2023	$12
As of December 31, 2017, we reclassified $193 million from intangible assets related to gas storage rights to assets held for sale in the consolidated balance sheet (see Note 26 - Assets Held for Sale).
Note 8. Property, Plant and Equipment
Property, plant and equipment as of December 31, 2018, consisted of:

As of December 31, 2018	Regulated	Nonregulated	Total
(Millions)
Electric generation, distribution, transmission and other	$14,242	$11,669	$25,911
Natural gas transportation, distribution and other	4,058	13	4,071
Other common operating property	—	226	226
Total Property, Plant and Equipment in Service (a)	18,300	11,908	30,208
Total accumulated depreciation (b)	(4,615)	(3,744)	(8,359)
Total Net Property, Plant and Equipment in Service	13,685	8,164	21,849
Construction work in progress	1,010	600	1,610
Total Property, Plant and Equipment	$14,695	$8,764	$23,459

(a)	Includes capitalized leases of $226 million primarily related to electric generation, distribution, transmission and other.

(b)	Includes accumulated amortization of capitalized leases of $76 million.
Property, plant and equipment as of December 31, 2017, consisted of:

As of December 31, 2017	Regulated	Nonregulated	Total
(Millions)
Electric generation, distribution, transmission and other	$13,229	$11,517	$24,746
Natural gas transportation, distribution and other	3,813	13	3,826
Other common operating property	—	169	169
Total Property, Plant and Equipment in Service (a)	17,042	11,699	28,741
Total accumulated depreciation (b)	(4,238)	(3,259)	(7,497)
Total Net Property, Plant and Equipment in Service	12,804	8,440	21,244
Construction work in progress	1,011	414	1,425
Total Property, Plant and Equipment	$13,815	$8,854	$22,669

(a)	Includes capitalized leases of $204 million primarily related to electric generation, distribution, transmission and other.

(b)	Includes accumulated amortization of capitalized leases of $68 million.
As of December 31, 2017, we reclassified $489 million from non-regulated property, plant and equipment to assets held for sale in the consolidated balance sheet (see Note 26 - Assets Held for Sale). In addition, certain amounts in the regulated and non-regulated property, plant and equipment of the table above have been reclassified to conform to the 2018 presentation.
Capitalized interest costs were $26 million, $28 million and $20 million for the years ended December 31, 2018, 2017 and 2016, respectively. Accrued liabilities for property, plant and equipment additions were $154 million, $209 million and $338 million as of December 31, 2018, 2017 and 2016, respectively.
We impaired or wrote off amounts of $0, $5 million and $0 for the years ended December 31, 2018, 2017 and 2016, respectively, resulting from reassessment of the economic feasibility of our various Renewables development projects in construction.
Depreciation expense for the years ended December 31, 2018, 2017 and 2016, amounted to $840 million, $802 million and $779 million, respectively.
Note 9. Asset retirement obligations
AROs are intended to meet the costs for dismantling and restoration work that we have committed to carry out at our operational facilities.
The reconciliation of ARO carrying amounts for the years ended December 31, 2018 and 2017 consisted of:

(Millions)
As of December 31, 2016	$161
Liabilities settled during the year	(1)
Liabilities incurred during the year	13
Accretion expense	10
Revisions in estimated cash flows	13
As of December 31, 2017	$196
Liabilities settled during the year	(1)
Liabilities incurred during the year	5
Accretion expense	12
Revisions in estimated cash flows	5
As of December 31, 2018	$217
Several of the wind generation facilities have restricted cash for purposes of settling AROs. Restricted cash related to AROs was $2 million as of both December 31, 2018 and 2017. These amounts have been included in “Other Assets” on the consolidated balance sheets. Accretion expenses are included in “Operations and maintenance” in the consolidated statements of income.
We have AROs for which a liability has not been recognized because the fair value cannot be reasonably estimated due to indeterminate settlement dates, including for the removal of hydroelectric dams due to structural inadequacy or for decommissioning; the removal of property upon termination of an easement, right-of-way or franchise; and costs for abandonment of certain types of gas mains.
In 2018, the addition of new wind and solar facilities, revision of the estimated useful lives of wind and solar facilities, and the subsequent measure of the amount of the original ARO estimate of undiscounted cash flows resulted in higher discounted AROs. We estimate that the revisions will result in approximately $1 million annual increase in expense going forward.

Note 10. Debt
Long-term debt as of December 31, 2018 and 2017 consisted of:

As of December 31,		2018		2017
(Millions)	Maturity Dates	Balances	Interest Rates	Balances	Interest Rates
First mortgage bonds - fixed (a)	2019-2045	$2,055	3.07%-10.06%	$2,054	3.07%-10.60%
Unsecured pollution control notes - fixed	2020-2029	526	2.00%-3.50%	200	2.00%-2.375%
Unsecured pollution control notes – variable	2032	—		62	1.94%
Other various non-current debt - fixed	2019-2045	3,127	2.80%-10.48%	3,027	2.89%-10.48%
Obligations under capital leases	2019-2036	89	4%-4.44%	74	4%-4.44%
Unamortized debt issuance costs and discount		(35)		(38)
Total Debt		5,762		5,379
Less: debt due within one year, included in current liabilities		394		183
Total Non-current Debt		$5,368		$5,196

(a)	The first mortgage bonds have pledged collateral of substantially all the respective utility’s in service properties of approximately $6,751 million.
On June 29, 2018, NYSEG and RG&E remarketed $326 million in aggregate principal amount of Pollution Control Revenue Bonds, issued through the NYSERDA, with mandatory tender and maturity dates ranging from 2023 to 2029 and interest rates ranging from 2.625% to 3.50%.
On October 2, 2018, UI remarketed $64.5 million in aggregate principal amount of Pollution Control Refunding Revenue Bonds, issued through the Business Finance Authority of the State of New Hampshire, with mandatory tender date in 2023 and an interest rate of 2.80%.
In the third and fourth quarters of 2018, UI, CNG, SCG, BGC and CMP offered a total $645 million of debt securities in the private placement market. On October 4, 2018, each of UI, CNG and BGC executed separate note purchase agreements to issue senior unsecured notes, and SCG executed a bond purchase agreement to issue first mortgage bonds. On October 4, 2018, UI issued $100 million of senior unsecured notes maturing in 2028 at an interest rate of 4.07%, and on January 15, 2019, UI, CNG, SCG and BGC issued $195 million in aggregate amount of notes/bonds with maturity dates ranging from 2029 to 2049 and interest rates ranging from 4.07% to 4.52%.
On December 12, 2018, UI issued an additional $50 million of senior unsecured notes maturing in 2025 at a fixed interest rate of 3.96% under a separate note purchase agreement. In addition, on December 27, 2018, CMP executed a bond purchase agreement to issue $300 million of first mortgage bonds and issued $60 million of such bonds maturing in 2028 at a fixed interest rate of 3.95%. The remaining $240 million in aggregate amount of CMP first mortgage bonds are expected to be issued in June 2019. Maturities range from seven to 15 years and interest rates range from 3.87% to 4.20%.
Long-term debt, including sinking fund obligations and capital lease payments, due over the next five years consists of:

(Millions)
2019	2020	2021	2022	2023	Total
$394	$720	$308	$365	$489	$2,276
We make certain standard covenants to lenders in our third-party debt agreements, including, in certain agreements, covenants regarding the ratio of indebtedness to total capitalization. A breach of any covenant in the existing credit facilities or the agreements governing our other indebtedness would result in an event of default. Certain events of default may trigger automatic acceleration. Other events of default may be remedied by the borrower within a specified period or waived by the lenders and, if not remedied or waived, give the lenders the right to accelerate. Neither we nor any of our subsidiaries were in breach of covenants or of any obligation that could trigger the early redemption of our debt as of December 31, 2018 and 2017.
Fair Value of Debt
The estimated fair value of debt amounted to $5,952 million and $5,799 million as of December 31, 2018 and 2017, respectively. The estimated fair value was determined, in most cases, by discounting the future cash flows at market interest rates. The interest rate curve used to make these calculations takes into account the risks associated with the electricity industry and the credit ratings of the borrowers in each case. The fair value hierarchy pertaining to the fair value of debt is considered as Level 2, except for unsecured pollution control notes-variable with a fair value of $61 million as of December 31, 2017, which were repaid in 2018 and were considered Level 3. The fair value of these unsecured pollution control notes-variable was determined using unobservable interest rates as the market for these notes is inactive.
Short-term Debt
Outstanding Notes Payable
AVANGRID had $587 million and $786 million of notes payable as of December 31, 2018 and 2017, respectively. As of December 31, 2018, the balance consisted of $589 million of commercial paper, presented net of discounts on the balance sheet. As of December 31, 2017, the balance consisted of $507 million of commercial paper, $250 million outstanding on the credit facility and $29 million in notes payable to an affiliate. AVANGRID’s commercial paper program was established on May 13, 2016, with a limit of $1 billion and is backstopped by the AVANGRID credit facility described below. On July 30, 2018, AVANGRID increased this limit from $1 billion to $2 billion.
AVANGRID Credit Facility
On June 29, 2018, AVANGRID and its subsidiaries, NYSEG, RG&E, CMP, UI, CNG, SCG and BGC entered into a revolving credit facility with a syndicate of banks, or the AVANGRID Credit Facility, that provides for maximum borrowings of up to $2.5 billion in the aggregate. The AVANGRID Credit Facility replaces and supersedes the prior revolving credit facility entered into by AVANGRID and its subsidiaries, NYSEG, RG&E, CMP, UI, CNG, SCG and BGC, with a syndicate of banks on April 5, 2016 with a maturity date of April 5, 2021, which provided for maximum borrowings of up to $1.5 billion in the aggregate on substantially similar terms as the AVANGRID Credit Facility.
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
As of December 31, 2018 and 2017, there was $0 and $250 million drawn under the AVANGRID Credit Facility, and the capacity to borrow under the facility is reduced by the amount of outstanding commercial paper, leaving available credit of, respectively, $1,911 million and $743 million.
Iberdrola Group Credit Facility
On June 18, 2018, AVANGRID entered into a credit facility with Iberdrola Financiacion, S.A.U., a company of the Iberdrola Group. The facility has a limit of $500 million and matures on June 18, 2023. AVANGRID pays a facility fee of 10.5 basis points annually on the facility. As of December 31, 2018, there was no outstanding amount under this credit facility.
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
We determine the fair value of our interest rate swap derivative instruments based on a model whose inputs are observable, such as the London Interbank Offered Rate (LIBOR) forward interest rate curves. We include the fair value measurement for these contracts in Level 2 (See Note 12 for further discussion of interest rate swaps).
The carrying amounts for cash and cash equivalents, restricted cash, accounts receivable, accounts payable, notes payable and interest accrued approximate their estimated fair values and are considered as Level 1.
Restricted cash was $7 million and $5 million as of December 31, 2018 and 2017, respectively, which is included in “Other Assets” on the consolidated balance sheets.
The financial instruments measured at fair value as of December 31, 2018 and 2017 consisted of:

As of December 31, 2018	Level 1	Level 2	Level 3	Netting	Total
(Millions)
Securities portfolio (available for sale)	$37	$—	$—	$—	$37
Derivative assets
Derivative financial instruments - power	17	23	91	(59)	72
Derivative financial instruments - gas	1	20	36	(55)	2
Contracts for differences	—	—	5	—	5
Total	18	43	132	(114)	79
Derivative liabilities
Derivative financial instruments - power	(12)	(41)	(36)	77	(12)
Derivative financial instruments - gas	(1)	(23)	(7)	22	(9)
Contracts for differences	—	—	(102)	—	(102)
Derivative financial instruments – Other	—	(16)	(2)	—	(18)
Total	$(13)	$(80)	$(147)	$99	$(141)

As of December 31, 2017	Level 1	Level 2	Level 3	Netting	Total
(Millions)
Securities portfolio (available for sale)	$41	$—	$—	$—	$41
Derivative assets
Derivative financial instruments - power	14	30	74	(49)	69
Derivative financial instruments - gas	89	18	64	(146)	25
Contracts for differences	—	—	12	—	12
Total	103	48	150	(195)	106
Derivative liabilities
Derivative financial instruments - power	(14)	(17)	(15)	37	(9)
Derivative financial instruments - gas	(80)	(20)	(25)	110	(15)
Contracts for differences	—	—	(104)	—	(104)
Total	$(94)	$(37)	$(144)	$147	$(128)
Included in the derivative financial instruments – gas are derivative assets and liabilities of Gas segment classified as held for sale as of December 31, 2017. See Note 26 – Assets Held For Sale for further discussion.
The reconciliations of changes in the fair value of financial instruments based on Level 3 inputs for the years ended December 31, 2018, 2017 and 2016 consisted of:

(Millions)	2018	2017	2016
Fair value as of January 1,	$6	$31	$(19)
Gains for the year recognized in operating revenues	18	18	67
Losses for the year recognized in operating revenues	(9)	(1)	—
Total gains or losses for the period recognized in operating revenues	9	17	67
Gains recognized in OCI	—	2	1
Losses recognized in OCI	(5)	(1)	—
Total gains or losses recognized in OCI	(5)	1	1
Net change recognized in regulatory assets and liabilities	(5)	(17)	(8)
Purchases	(6)	(5)	3
Settlements	(10)	(17)	(9)
Transfers out of Level 3 (a)	(4)	(4)	(4)
Fair value as of December 31,	$(15)	$6	$31
Gains for the year included in operating revenues attributable to the change in unrealized gains relating to financial instruments still held at the reporting date	$9	$17	$67

(a)	Transfers out of Level 3 were the result of increased observability of market data.
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

As of December 31, 2018
Instruments	Instrument Description	Valuation Technique	Valuation Inputs	Index	Avg.	Max.	Min.
Fixed price power and gas swaps with delivery period > two years	Transactions with delivery periods exceeding two years	Transactions are valued against forward market prices on a discounted basis	Observable and extrapolated forward gas and power prices not all of which can be corroborated by market data for identical or similar products	NYMEX ($/MMBtu)	$2.95	$4.90	$2.40
				Indiana hub ($/MWh)	$30.73	$61.12	$19.10
				Mid C ($/MWh)	$23.73	$105.00	$(0.50)
				Minn hub ($/MWh)	$25.30	$52.17	$12.51
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

Range at
Unobservable Input	December 31, 2018
Risk of non-performance	0.87% - 0.88%
Discount rate	2.51% - 2.63%
Forward pricing ($ per KW-month)	$4.30 - $9.55
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
The amount recognized in regulatory liabilities and assets for electricity derivatives was a gain of $4.9 million and a loss of $0.1 million as of December 31, 2018, respectively, and a loss of $0.2 million as of December 31, 2017. The amount reclassified from regulatory assets and liabilities into income, which is included in electricity purchased, was a gain of $9.7 million, a loss of $36.9 million and a loss of $66.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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
The amount recognized in regulatory liabilities for natural gas hedges was a gain of $0.3 million and $2.5 million as of December 31, 2018 and 2017, respectively. The amount reclassified from regulatory liabilities and assets into income, which is included in natural gas purchased, was a gain of $0.8 million, a loss of $0.2 million and a loss of $1.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Pursuant to PURA order, UI and Connecticut’s other electric utility, CL&P, each executed two long-term CfDs with certain incremental capacity resources, each of which specifies a capacity quantity and a monthly settlement that reflects the difference between a forward market price and the contract price. The costs or benefits of each contract will be paid by or allocated to customers and will be subject to a cost-sharing agreement between UI and CL&P pursuant to which approximately 20% of the cost or benefit is borne by or allocated to UI customers and approximately 80% is borne by or allocated to CL&P customers.
PURA has determined that costs associated with these CfDs will be fully recoverable by UI and CL&P through electric rates, and UI has deferred recognition of costs (a regulatory asset) or obligations (a regulatory liability), including carrying costs. For those CfDs signed by CL&P, UI records its approximate 20% portion pursuant to the cost-sharing agreement noted above. As of December 31, 2018, UI has recorded a gross derivative asset of $5 million ($0 of which is related to UI’s portion of the CfD signed by CL&P), a regulatory asset of $97 million, a gross derivative liability of $102 million ($96 million of which is related to UI’s portion of the CfD signed by CL&P) and a regulatory liability of $0. As of December 31, 2017, UI has recorded a gross derivative asset of $12 million ($0 of which is related to UI’s portion of the CfD signed by CL&P), a regulatory asset of $93 million, a gross derivative liability of $104 million ($90 million of which is related to UI’s portion of the CfD signed by CL&P) and a regulatory liability of $0.
The unrealized gains and losses from fair value adjustments to these derivatives, which are recorded in regulatory assets or regulatory liabilities, for the years ended December 31, 2018, 2017 and 2016, respectively, were as follows:

	Years Ended December 31,
	2018	2017	2016
(Millions)
Derivative Assets	$(6)	$(8)	$(7)
Derivative Liabilities	$1	$(9)	$(1)
The net notional volumes of the outstanding derivative instruments associated with Networks activities as of December 31, 2018 and 2017, respectively, consisted of:

As of December 31,	2018	2017
(Millions)
Wholesale electricity purchase contracts (MWh)	4.9	3.9
Natural gas purchase contracts (Dth)	7.8	6.1
Fleet fuel purchase contracts (Gallons)	2.1	2.1

The offsetting of derivatives, location in the consolidated balance sheet and amounts of derivatives associated with Networks activities as of December 31, 2018 and 2017, respectively, consisted of:

As of December 31, 2018	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$18	$6	$10	$3
Derivative liabilities	(10)	(3)	(21)	(93)
	8	3	(11)	(90)
Designated as hedging instruments
Derivative assets	—	—	—	—
Derivative liabilities	—	—	(2)	—
	—	—	(2)	—
Total derivatives before offset of cash collateral	8	3	(13)	(90)
Cash collateral receivable	—	—	—	—
Total derivatives as presented in the balance sheet	$8	$3	$(13)	$(90)

As of December 31, 2017	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$20	$5	$13	$—
Derivative liabilities	(13)	—	(32)	(88)
	7	5	(19)	(88)
Designated as hedging instruments
Derivative assets	—	—	—	—
Derivative liabilities	—	—	—	—
	—	—	—	—
Total derivatives before offset of cash collateral	7	5	(19)	(88)
Cash collateral receivable	—	—	3	—
Total derivatives as presented in the balance sheet	$7	$5	$(16)	$(88)

The effect of derivatives in cash flow hedging relationships on OCI and income for the years ended December 31, 2018, 2017 and 2016, respectively, consisted of:

Year Ended December 31,	Loss Recognized in OCI on Derivatives	Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income
(Millions)	Effective Portion (a)	Effective Portion (a)
2018
Interest rate contracts	$—	Interest expense	$8
Commodity contracts	(1)	Operating expenses	—
Total	$(1)		$8
2017
Interest rate contracts	$—	Interest expense	$8
Commodity contracts	(1)	Operating expenses	1
Total	$(1)		$9
2016
Interest rate contracts	$—	Interest expense	$8
Commodity contracts	—	Operating expenses	2
Total	$—		$10
 _________________________

(a)
Changes in OCI are reported in pre-tax dollars, the reclassified amounts of commodity contracts are included within “Purchase power, natural gas and fuel used” line item within operating expenses in the consolidated statements of income.

The net loss in AOCI related to previously settled forward starting swaps and accumulated amortization is $60.8 million and $68.8 million, as of December 31, 2018 and 2017, respectively. We recorded $8.0 million in net derivative losses related to discontinued cash flow hedges in each of the years ended December 31, 2018, 2017 and 2016. We will amortize approximately $5.8 million of discontinued cash flow hedges in 2019. During the years ended December 31, 2018, 2017 and 2016, there was no ineffective portion for cash flow hedges.
The unrealized loss of $1.7 million on hedge derivatives is reported in OCI because the forecasted transaction is considered to be probable as of December 31, 2018. We expect that $1.7 million of those losses will be reclassified into earnings within the next twelve months. The maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted fleet fuel transactions is twelve months.
(b) Renewables and Gas activities
The below presented quantitative information includes derivative financial instruments associated with Gas activities, which were classified as held for sale in the consolidated balance sheet as of December 31, 2017 (see Note 26 - Assets Held for Sale).
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

The net notional volumes of outstanding derivative instruments associated with Renewables and Gas activities as of December 31, 2018 and 2017, respectively, consisted of:

As of December 31,	2018	2017
(MWh/Dth in Millions)
Wholesale electricity purchase contracts	5	4
Wholesale electricity sales contracts	6	6
Natural gas and other fuel purchase contracts	29	285
Financial power contracts	11	12
Basis swaps - purchases	42	68
Basis swaps - sales	4	62
The fair values of derivative contracts associated with Renewables and Gas activities as of December 31, 2018 and 2017, respectively, consisted of:

As of December 31,	2018	2017
(Millions)
Wholesale electricity purchase contracts	$11	$(3)
Wholesale electricity sales contracts	(12)	8
Natural gas and other fuel purchase contracts	(2)	19
Financial power contracts	55	55
Basis swaps- purchases	(6)	(13)
Basis swaps- sales	—	4
Total	$46	$70
The offsetting of derivatives, location in the consolidated balance sheet and amounts of derivatives associated with Renewables and Gas activities as of December 31, 2018 and 2017, respectively, consisted of:

As of December 31, 2018	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$19	$96	$29	$17
Derivative liabilities	(5)	(3)	(48)	(35)
	14	93	(19)	(18)
Designated as hedging instruments
Derivative assets	2	1	2	4
Derivative liabilities	—	—	(7)	(10)
	2	1	(5)	(6)
Total derivatives before offset of cash collateral	16	94	(24)	(24)
Cash collateral receivable (payable)	(8)	(34)	9	17
Total derivatives as presented in the balance sheet	$8	$60	$(15)	$(7)

As of December 31, 2017	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$111	$99	$31	$4
Derivative liabilities	(82)	(5)	(51)	(10)
	29	94	(20)	(6)
Designated as hedging instruments
Derivative assets	24	4	—	2
Derivative liabilities	—	(1)	(3)	(3)
	24	3	(3)	(1)
Total derivatives before offset of cash collateral	53	97	(23)	(7)
Cash collateral receivable (payable)	(17)	(39)	3	3
Total derivatives as presented in the balance sheet, including assets and liabilities held for sale	$36	$58	$(20)	$(4)
The effect of trading derivatives associated with Renewables and Gas activities for the years ended December 31, 2018, 2017 and 2016 consisted of:

Years Ended December 31,	2018	2017	2016
(Millions)
Wholesale electricity purchase contracts	$4	$(3)	$3
Wholesale electricity sales contracts	(2)	4	(7)
Financial power contracts	—	(1)	4
Financial and natural gas contracts	4	(8)	(22)
Total Gain (Loss)	$6	$(8)	$(22)
The effect of non-trading derivatives associated with Renewables and Gas activities for the years ended December 31, 2018, 2017 and 2016 consisted of:

Years Ended December 31,	2018	2017	2016
(Millions)
Wholesale electricity purchase contracts	$11	$1	$9
Wholesale electricity sales contracts	(15)	(3)	(20)
Financial power contracts	(19)	(5)	(10)
Natural gas and other fuel purchase contracts	—	(8)	34
Total (Loss) Gain	$(23)	$(15)	$13
Such gains and losses are included in “Operating revenues” and in “Purchased power, natural gas and fuel used” operating expenses in the consolidated statements of income, depending upon the nature of the transaction.

The effect of derivatives in cash flow hedging relationships on OCI and income for the years ended December 31, 2018, 2017 and 2016 consisted of:

Year Ended December 31,	(Loss) Gain Recognized in OCI on Derivatives	Location of (Gain) Loss Reclassified from Accumulated OCI into Income	(Gain) Loss Reclassified from Accumulated OCI into Income
(Millions)	Effective Portion (a)	Effective Portion (a)
2018
Commodity contracts	$(11)	Revenues	$(22)
	$(11)		$(22)
2017
Commodity contracts	$41	Revenues	$14
	$41		$14
2016
Commodity contracts	$(42)	Revenues	$(43)
Total	$(42)		$(43)
 _____________________

(a)	Changes in OCI are reported on a pre-tax basis.
Amounts are reclassified from AOCI into income in the period during which the transaction being hedged affects earnings or when it becomes probable that a forecasted transaction being hedged would not occur. Notwithstanding future changes in prices, approximately $3.4 million of loss included in AOCI at December 31, 2018 is expected to be reclassified into earnings within the next 12 months. During the years ended December 31, 2018, 2017 and 2016, we recorded a net loss of $0.1 million, net gain of $2.6 million, and a net loss $6.8 million, respectively, in earnings as a result of ineffectiveness from cash flow hedges. We recorded $0.2 million and $0.5 million in net derivative loss and $0.4 million in net derivative gain related to discontinued cash flow hedge for the years ended December 31, 2018, 2017 and 2016, respectively. The net loss in AOCI related to a discontinued cash flow hedge is $0.4 million as of December 31, 2018 out of which no amount will be amortized through 2019.
(c) Interest rate swaps
AVANGRID uses financial derivative instruments from time to time to alter its fixed and floating rate debt balances or to hedge fixed rates in anticipation of future fixed rate issuances. In 2018, AVANGRID entered into two forward interest rate swaps, with a total notional amount of $500 million, to hedge the issuance of forecasted fixed rate debt in 2019. The forward interest rate swaps are designated and qualify as cash flow hedges, have mandatory termination dates of June 28, 2019, and are expected to be settled upon the forecasted debt issuance. The effective portion of the gain or loss on the interest rate swap derivative is reported as a component of AOCI and reclassified into earnings in the period or periods during which related interest payments of the forecasted debt will occur.
Pre-tax loss of $15.8 million was recognized in AOCI for the year ended December 31, 2018 from the effective portion of changes in the fair value of the interest rate swap derivative instruments. The amount in AOCI is expected to be reclassified into earnings upon interest rate swap settlement over the underlying debt maturity period. During the year ended December 31, 2018, no ineffectiveness was recorded from cash flow hedges.
The forward interest rate swap derivative liability of $15.8 million is included in current liabilities on the balance sheet and does not have related offsetting cash collateral or other derivative assets/liabilities to be offset with.
In January 2019, AVANGRID entered into an additional forward interest rate swap, with a total notional amount of $250 million, for the same hedging purpose as the previous two forward interest rate swaps discussed above.
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

The wholesale power supply agreements of UI contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit rating on senior debt were to fall below investment grade. If such an event had occurred as of December 31, 2018, UI would have had to post an aggregate of approximately $17 million in collateral.
We have various master netting arrangements in the form of multiple contracts with various single counterparties that are subject to contractual agreements that provide for the net settlement of all contracts through a single payment. Those arrangements reduce our exposure to a counterparty in the event of default on or termination of any single contract. For financial statement presentation purposes, we offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim or the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. The amounts of cash collateral under master netting arrangements that have not been offset against net derivative positions were $26 million and $30 million as of December 31, 2018 and 2017, respectively. Derivative instruments settlements and collateral payments are included in “Other assets” and “Other liabilities” of operating activities in the consolidated statements of cash flows.
Certain of our derivative instruments contain provisions that require us to maintain an investment grade credit rating on our debt from each of the major credit rating agencies. If our debt were to fall below investment grade, we would be in violation of those provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit risk related contingent features that are in a liability position as of December 31, 2018 is $0.1 million, for which we have posted collateral.
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
Transmission - ROE Complaint – CMP and UI
On September 30, 2011, the Massachusetts Attorney General, DPU, PURA, New Hampshire Public Utilities Commission, Rhode Island Division of Public Utilities and Carriers, Vermont Department of Public Service, numerous New England consumer advocate agencies and transmission tariff customers collectively filed a joint complaint with the FERC, pursuant to sections 206 and 306 of the Federal Power Act, against several New England Transmission Owners (NETOs) claiming that the current approved base ROE of 11.14% used by NETOs in calculating formula rates for transmission service under the ISO-New England Open Access Transmission Tariff (OATT) was not just and reasonable and seeking a reduction of the base ROE with refunds to customers for the seeking a reduction of the base ROE with refunds to customers for the 15-month refund periods beginning October 1, 2011 (Complaint I), December 27, 2012 (Complaint II), July 31, 2014 (Complaint III) and April 29, 2016 (Complaint IV).
Following various intermediate hearings, orders and appellate decisions, on October 16, 2018, the FERC issued an order directing briefs and proposing a new methodology to calculate the NETOs ROE that is contained in NETOs’ transmission formula rate on file at the FERC (the October 2018 Order). The FERC proposes to use this new methodology to resolve Complaints I, II, III and IV filed by the New England state consumer advocates.
The new proposed ROE methodology set forth in the October 2018 Order considers more than just the two-step DCF analysis adopted in the FERC order on Complaint I vacated by the Court. The new proposed ROE methodology uses three financial analyses (i.e., DCF, the capital-asset pricing model and the expected earnings analysis) to produce a range of returns to narrow the zone of reasonableness when assessing whether a complainant has met its initial burden of demonstrating that the utility’s existing ROE is unjust and unreasonable. The new proposed ROE methodology establishes a range of just and reasonable ROEs of 9.60% to 10.99% and proposes a just and reasonable base ROE of 10.41% with a new ROE cap of 13.08%. Pursuant to the October 2018 Order, the NETOs filed briefs on the proposed methodology in all four Complaints on January 11, 2019. We cannot predict the outcome of this proceeding.
CMP and UI reserved for refunds for Complaints I, II and III consistent with the FERC’s March 3, 2015 final decision in Complaint I. Refunds were provided to customers for Complaint I. The CMP and UI total reserve associated with Complaints II and III is $23.4 million and $6.4 million, respectively, as of December 31, 2018, which has not changed since December 31, 2017, except for the accrual of carrying costs. If adopted as final, the impact of the initial decision by the FERC administrative law judge would be an additional aggregate reserve for Complaints II and III of $17.1 million, which is based upon currently available information for these proceedings.

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
A hearing was held before a FERC administrative law judge in November and early December 2015. A preliminary proposed ruling by the administrative law judge was issued on April 12, 2016.  The proposed ruling found no evidence that Renewables had engaged in any unlawful market conduct that would justify finding the Renewables PPAs unjust and unreasonable. However, the proposed ruling did conclude that price of the PPAs imposed an excessive burden on customers in the amount of $259 million. Renewables position, as presented at hearings and agreed by the FERC Trial Staff, is that Renewables entered into bilateral power purchase contracts appropriately and complied with all applicable legal standards and requirements. The parties have submitted briefs on exceptions to the administrative law judge’s proposed ruling to the FERC. There is no specific timetable for the FERC’s ruling. In April 2018, Renewables requested, based on the nearly two years of delay from the preliminary proposed ruling and the Supreme Court precedent, that the FERC issue a final decision expeditiously. We cannot predict the outcome of this proceeding.
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
Also on November 16, 2017, the NYPSC issued an Order Instituting Proceeding and to Show Cause (the Order) requiring the companies to address whether the NYPSC should mandate, reject or modify, in whole or in part the recommendations made in the Staff Report. The Order also required the companies to show cause why the NYPSC should not commence an administrative penalty proceeding. On May 18, 2018, NYSEG and RG&E filed a settlement joint proposal and investment joint proposal before the NYPSC to settle potential penalties and avoid litigation related to the March 2017 windstorm, pursuant to which, among other things, NYSEG and RG&E have agreed to make $3.9 million in investments in 2018 designed to increase resiliency and improve emergency response in the areas impacted by the storm. The investments will not be reflected in rate base or operating expenses in establishing future delivery rates. The joint proposals were subject to public comment and await NYPSC approval. We cannot predict the final outcome of this matter.
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
Class Actions Regarding LDC Gas Transportation Service on Algonquin Gas Transmission
Breiding et al. v. Eversource and Avangrid - Class Action. On November 16, 2017, a class action lawsuit was filed in the U.S. District Court for the District of Massachusetts on behalf of customers in New England against the Company and Eversource alleging that certain of their respective subsidiaries that take gas transportation service over the Algonquin Gas Transmission (AGT), which for AVANGRID would be its indirect subsidiaries SCG and CNG, engaged in pipeline capacity scheduling practices on AGT that resulted in artificially increased electricity prices in New England. These allegations were based on the conclusions of a whitepaper issued by the Environmental Defense Fund (EDF), an environmental advocacy organization, on October 10, 2017, purporting to analyze the relationship between the New England electricity market and the New England local gas distribution companies. The plaintiffs assert claims under federal antitrust law, state antitrust, unfair competition and consumer protection laws, and under the common law of unjust enrichment. They seek damages, disgorgement, restitution, injunctive relief and attorney fees and costs. On February 27, 2018, the FERC released the results of a FERC staff inquiry into the pipeline capacity scheduling practices on the AGT. The inquiry arose out of the allegations made by the EDF in its whitepaper. The FERC announced that, based on an extensive review of public and non-public data, it had determined that the EDF study was flawed and led to incorrect conclusions. FERC also stated that the staff inquiry revealed no evidence of anticompetitive withholding of natural gas pipeline capacity on the AGT and that it would take no further action on the matter. On April 27, 2018, the Company filed a Motion to Dismiss all of the claims based on federal preemption and lack of any evidence of antitrust behavior, citing, among other reasons, the results of the FERC staff inquiry conclusion. The plaintiffs filed opposition to the motion to dismiss on May 25, 2018. On September 11, 2018, the District Court granted the Company’s Motion and dismissed all claims. On October 10, 2018, the plaintiffs filed a notice of appeal. We cannot predict the outcome of this appeal.
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
Leases
Operating lease expense relating to operational facilities, office building leases and vehicle and equipment leases was $59.0 million, $71.5 million and $70.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. Amounts related to contingent payments predominantly linked to electricity generation at the respective facilities were $10.6 million, $18.6 million and $22.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. Leases for most of the land on which wind farm facilities are located have various renewal and termination clauses.
On January 16, 2014, as required by the NYPSC, NYSEG renewed a Reliability Support Services Agreement (RSS Agreement) with Cayuga Operating Company, LLC (Cayuga) for Cayuga to provide reliability support services to maintain necessary system reliability through June 2017. Cayuga owns and operates the Cayuga Generating Facility (Facility), a coal-fired generating station that includes two generating units. Cayuga operates and maintains the RSS units and manages and complies with scheduling deadlines and requirements for maintaining the Facility and the RSS units as eligible energy and capacity providers and complies with dispatch instructions. NYSEG paid Cayuga a monthly fixed price and also paid for capital expenditures for specified capital projects. NYSEG was entitled to a share of any capacity and energy revenues earned by Cayuga. We accounted for this arrangement as an operating lease. The net expense incurred under this operating lease was $17.6 million and $37.8 million for the years ended December 31, 2017 and 2016, respectively.
On October 21, 2015, RG&E, GNPP and multiple intervenors filed a joint proposal with the regulator for approval of the modified RSS Agreement for the continued operation of the Ginna Facility. On February 23, 2016, the NYPSC unanimously adopted the joint proposal, which provided for a term of the RSSA from April 1, 2015, through March 31, 2017 and RG&E monthly payments to GNPP in the amount of $15.4 million. RG&E was entitled to 70% of revenues from GNPP’s sales into the energy and capacity markets, while GNPP was entitled to 30% of such revenues. We accounted for this arrangement as an operating lease. The net expense incurred under this operating lease was $5.6 million and $114.9 million for the years ended December 31, 2017 and 2016, respectively.

Total future minimum lease payments as of December 31, 2018 consisted of:

Year	Operating Leases	Capital Leases	Total
	(Millions)
2019	$31	$30	$61
2020	39	10	49
2021	38	7	45
2022	35	2	37
2023	33	50	83
Thereafter	735	2	737
Total	$911	$101	$1,012
Power, Gas and Other Arrangements
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
The Regulated Gas Companies purchase the majority of their natural gas supply at market prices under seasonal, monthly or mid-term supply contracts and the remainder is acquired on the spot market. The Regulated Gas Companies diversify their sources of supply by amount purchased and location and primarily acquire gas at various locations in the U.S. Gulf of Mexico region, in the Appalachia region and in Canada.
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
Other arrangements include contractual obligations for property, plant and equipment, material and services on order but not yet delivered at December 31, 2018.
Power, Gas and Other Arrangements – Renewables
Gas purchase commitments consist of firm transport capacity to fuel the Cogen and Peaking gas generators. Power purchase commitments include the following: (i) a 55 MW Biomass PPA for 12 years (three years remaining) with a guaranteed output of 34.4 MW flat and a schedule of fixed price rates depending on season and time of day, (ii) long-term firm transmission agreements with fixed monthly capacity payments that allow the delivery of electricity from wind and thermal generation sources to various customers and (iii) a 95.6 MW (average) three-year purchase of hydro capacity and energy to provide balancing services to the NW wind assets that has monthly fixed payments (beginning in 2019 and expiring in 2021) and (iv) a five-year purchase of 52 MW (average) hydro capacity and energy to provide balancing services to the NW wind assets that has monthly fixed payments (beginning in 2019 and expiring in 2023). Power sales commitments include: (i) a 55 MW Biomass off-take agreement for 12 years (three years remaining) with guaranteed annual production of 34.4 MW flat with a schedule of fixed price rates depending on season and time of day, (ii) a retail renewable power sales agreement for 12 MW (average) expiring in 2026, (iii) fixed price, fixed volume power sales off the Klamath Cogen facility, (iv) a seasonal tolling arrangement off the Klamath peaking facility with fixed capacity charges through 2024; (v) fixed price, fixed volume renewable energy credit sales off merchant wind facilities and (vi) sales of merchant wind farm capacity to various ISOs.
Forward purchases and sales commitments under power, gas and other arrangements as of December 31, 2018 consisted of:

	Purchases				Sales
Year	Gas	Power	Other	Total	Power	Other	Total
	(Millions)
2019	$13	$167	$1,127	$1,307	$175	$3	$178
2020	11	134	66	211	113	3	116
2021	11	106	1	118	86	3	89
2022	11	43	—	54	32	3	35
2023	11	26	—	37	36	3	39
Thereafter	41	59	—	100	22	1	23
Totals	$98	$535	$1,194	$1,827	$464	$16	$480
Guarantee Commitments to Third Parties
As of December 31, 2018, we had approximately $362 million of standby letters of credit, surety bonds, guarantees and indemnifications outstanding. These instruments provide financial assurance to the business and trading partners of AVANGRID and its subsidiaries in their normal course of business. The instruments only represent liabilities if AVANGRID or its subsidiaries fail to deliver on contractual obligations. We therefore believe it is unlikely that any material liabilities associated with these instruments will be incurred and, accordingly, as of December 31, 2018, neither we nor our subsidiaries have any liabilities recorded for these instruments.
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
We have recorded an estimated liability of $5 million related to ten of the twenty-five sites. We have paid remediation costs related to the remaining fifteen sites and do not expect to incur additional liabilities. Additionally, we have recorded an estimated liability of $8 million related to another eleven sites where we believe it is probable that we will incur remediation costs and or monitoring costs, although we have not been notified that we are among the potentially responsible parties or that we are regulated under State Resource Conservation and Recovery Act programs. It is possible the ultimate cost to remediate these sites may be significantly more than the accrued amount. Our estimate for costs to remediate these sites ranges from $12 million to $21 million as of December 31, 2018. Factors affecting the estimated remediation amount include the remedial action plan selected, the extent of site contamination and the allocation of the clean-up costs.
Manufactured Gas Plants
We have a program to investigate and perform necessary remediation at our fifty-three sites where gas was manufactured in the past (Manufactured Gas Plants, or MGPs). Eight sites are included in the New York State Registry; three sites are included in the New York State Department of Environmental Conservation Multi-Site Order on Consent; three sites are part of Maine’s Voluntary Response Action Program and with two of such sites being part of Maine’s Uncontrolled Sites Program. The remaining sites are not included in any registry list. We have entered into consent orders with various environmental agencies to investigate and, where necessary, remediate forty-one of the fifty-three sites.

Our estimate for all costs related to investigation and remediation of the fifty-three sites ranges from $193 million to $428 million as of December 31, 2018. Our estimate could change materially based on facts and circumstances derived from site investigations, changes in required remedial actions, changes in technology relating to remedial alternatives and changes to current laws and regulations.
Certain of our Connecticut and Massachusetts regulated gas companies own or have previously owned properties where MGPs had historically operated. MGP operations have led to contamination of soil and groundwater with petroleum hydrocarbons, benzene and metals, among other things, at these properties, the regulation and cleanup of which is regulated by the federal Resource Conservation and Recovery Act as well as other federal and state statutes and regulations. Each of the companies has or had an ownership interest in one or more such properties contaminated as a result of MGP-related activities. Under the existing regulations, the cleanup of such sites requires state and at times, federal, regulators’ involvement and approval before cleanup can commence. In certain cases, such contamination has been evaluated, characterized and remediated. In other cases, the sites have been evaluated and characterized, but not yet remediated. Finally, at some of these sites, the scope of the contamination has not yet been fully characterized; no liability was recorded in respect of these sites as of December 31, 2018 and no amount of loss, if any, can be reasonably estimated at this time. In the past, the companies have received approval for the recovery of MGP-related remediation expenses from customers through rates and will seek recovery in rates for ongoing MGP-related remediation expenses for all of their MGP sites.
As of December 31, 2018 and 2017, the liability associated with our MGP sites in Connecticut, the remediation costs of which could be significant and will be subject to a review by PURA as to whether these costs are recoverable in rates, was $99 million and $100 million, respectively.
Our total recorded liability to investigate and perform remediation at all known inactive MGP sites discussed above and other sites was $366 million and $389 million as of December 31, 2018 and 2017, respectively. We recorded a corresponding regulatory asset, net of insurance recoveries and the amount collected from FirstEnergy, as described below, because we expect to recover the net costs in rates. Our environmental liability accruals are recorded on an undiscounted basis and are expected to be paid through the year 2055.
FirstEnergy
NYSEG sued FirstEnergy under the Comprehensive Environmental Response, Compensation, and Liability Act to recover environmental cleanup costs at sixteen former MGP sites, which are included in the discussion above. In July 2011, the District Court issued a decision and order in NYSEG’s favor, requiring FirstEnergy to pay NYSEG approximately $60 million for past and future clean-up costs at the sixteen sites in dispute. On September 9, 2011, FirstEnergy paid NYSEG $30 million, representing their share of past costs of $27 million and pre-judgment interest of $3 million.
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
FirstEnergy remains liable for a substantial share of clean up expenses at nine MGP sites. Based on current projections, FirstEnergy’s share is estimated at approximately $20 million. This amount is being treated as a contingent asset and has not been recorded as either a receivable or a decrease to the environmental provision. Any recovery will be flowed through to NYSEG ratepayers.
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

English Station
In January 2012, Evergreen Power, LLC (Evergreen Power) and Asnat Realty LLC (Asnat), then and current owners of a former generation site on the Mill River in New Haven (the English Station site) that UI sold to Quinnipiac Energy in 2000, filed a lawsuit in federal district court in Connecticut against UI seeking, among other things: (i) an order directing UI to reimburse the plaintiffs for costs they have incurred and will incur for the testing, investigation and remediation of hazardous substances at the English Station site and (ii) an order directing UI to investigate and remediate the site. This proceeding had been stayed in 2014 pending resolutions of other proceedings before the DEEP concerning the English Station site. In December 2016, the court administratively closed the file without prejudice to reopen upon the filing of a motion to reopen by any party. In December 2013, Evergreen Power and Asnat filed a subsequent lawsuit in Connecticut state court seeking among other things: (i) remediation of the English Station site; (ii) reimbursement of remediation costs; (iii) termination of UI’s easement rights; (iv) reimbursement for costs associated with securing the property; and (v) punitive damages. This lawsuit had been stayed in May 2014 pending mediation. Due to lack of activity in the case, the court terminated the stay and scheduled a status conference for July 6, 2017. On July 5, 2017, Asnat filed a pretrial memorandum claiming damages of $10 million for “environmental remediation activities” and lost use of the property. On April 16, 2018, the plaintiffs filed a revised compliant alleging fraud and unjust enrichment against UIL and UI and adding former UIL officers as named defendants alleging fraud. The complaint was further revised on July 3, 2018. We filed a Motion to Strike the counts in the complaint in August 2018 and oral arguments were held. On February 21, 2019, the court granted our Motion to Strike with respect to all counts except for the count against UI for unjust enrichment. The counts stricken include all counts against the individual defendants as well as against UIL. As to the remaining count, the court declined to strike the claim against UI for unjust enrichment. The court’s ruling is subject to appeal by the plaintiffs. We cannot predict the outcome of this matter.
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
As of December 31, 2018 and 2017, the amount reserved for this matter was $20 million and $25 million, respectively. We cannot predict the outcome of this matter.
Note 15. Income Taxes
Upon enactment of the Tax Act, the Company remeasured its existing deferred income tax balances as of December 31, 2017 to reflect the decrease in the corporate income tax rate from 35% to 21%, which resulted in a material decrease to its net deferred income tax liability balances based on reasonable estimates that could be determined at that time. The Company’s non-regulatory businesses recorded a corresponding net increase or decrease to income tax expense, while the utility operations recorded corresponding regulatory liabilities or assets to the extent that such amounts are probable of settlement or recovery through customer rates. The amount and timing of potential settlements of the established net regulatory liabilities are determined by the regulated utilities’ respective rate regulators and IRS Normalization rules. As of December 31, 2018, the Company has completed the measurement and accounting of certain effects of the Tax Act which have been reflected in the December 31, 2018 financial statements.

Current and deferred taxes charged to (benefit) expense for the years ended December 31, 2018, 2017 and 2016 consisted of:

Years Ended December 31,	2018	2017	2016
(Millions)
Current
Federal	$17	$(20)	$(6)
State	2	12	8
Current taxes charged to expense (benefit)	19	(8)	2
Deferred
Federal	233	(124)	412
State	(12)	(73)	2
Deferred taxes charged to expense (benefit)	221	(197)	414
Production tax credits	(68)	(53)	(38)
Investment tax credits	(2)	(1)	(1)
Total Income Tax Expense (Benefit)	$170	$(259)	$377
The differences between tax expense per the statements of income and tax expense at the 21% statutory federal tax rate for the year ended December 31, 2018 and 35% statutory federal tax rate for the years ended December 31, 2017 and 2016 consisted of:

Years Ended December 31,	2018	2017	2016
(Millions)
Tax expense at federal statutory rate	$161	$43	$353
Depreciation and amortization not normalized	(5)	9	61
Investment tax credit amortization	(2)	(1)	(1)
Tax return related adjustments	(6)	7	(2)
Production tax credits	(68)	(53)	(38)
Tax equity financing arrangements	—	(10)	(27)
Federal tax rate impact on held for sale classification	21	82	—
State tax (benefit) expense, net of federal benefit	(8)	(40)	7
Tax Act - remeasurement	46	(328)	—
Other, net	31	32	24
Total Income Tax Expense (Benefit)	$170	$(259)	$377

Deferred tax assets and liabilities as of December 31, 2018 and 2017 consisted of:

As of December 31,	2018	2017
(Millions)
Non-current Deferred Income Tax Liabilities (Assets)
Property related	$3,787	$3,543
Unfunded future income taxes	107	75
Federal and state tax credits	(691)	(574)
Accumulated deferred investment tax credits	—	14
Federal and state NOL’s	(993)	(975)
Joint ventures/partnerships	132	302
Nontaxable grant revenue	(354)	(449)
Pension and other post-retirement benefits	8	(33)
Tax Act - tax on regulatory remeasurement	(393)	(401)
Other	(102)	(58)
Non-current Deferred Income Tax Liabilities	1,501	1,444
Add: Valuation allowance	23	21
Total Non-current Deferred Income Tax Liabilities	1,524	1,465
Less amounts classified as regulatory liabilities
Non-current deferred income taxes	(6)	13
Non-current Deferred Income Tax Liabilities	$1,530	$1,452
Deferred tax assets	$2,533	$2,490
Deferred tax liabilities	4,057	3,955
Net Accumulated Deferred Income Tax Liabilities	$1,524	$1,465
Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that all or a portion of a tax benefit will not be realized. The valuation allowance for deferred tax assets as of December 31, 2018 and 2017 was $23 million and $21 million, respectively. Valuation allowances have been established on various state net operating losses and tax credit carryforwards. The Company has not recorded a valuation allowance on its federal net operating losses or tax credit carryforwards. The $2 million increase (net of federal benefit) in valuation allowance was primarily driven by an increase of $4 million for additional valuation on state net operating losses, an increase of $4 million on state tax credits and a reduction of $6 million on state net operating losses written off related to Gas business.
The reconciliation of unrecognized income tax benefits for the years ended December 31, 2018, 2017 and 2016 consisted of:

Years Ended December 31,	2018	2017	2016
(Millions)
Beginning Balance	$45	$40	$36
Increases for tax positions related to prior years	111	23	8
Decreases for tax positions related to prior years	(3)	(16)	(4)
Reduction for tax position related to settlements with taxing authorities	—	(2)	—
Ending Balance	$153	$45	$40
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
Accruals for interest and penalties on tax reserves were $(0.4) million, $(0.4) million, and $2 million for the years ended December 31, 2018, 2017 and 2016, respectively. If recognized, $119 million of the total gross unrecognized tax benefits would affect the effective tax rate.
It is estimated that no unrecognized tax benefits are anticipated to result in a net increase or decrease within twelve months of December 31, 2018.

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
As of December 31, 2018, UIL is subject to audit of its federal tax return for years 2013 and 2014. UIL income tax years 2010 through 2014 are open and subject to Connecticut and Massachusetts audit.
As of December 31, 2018, we had federal tax net operating losses of $3.7 billion, federal renewable energy and investment tax credits, federal R&D tax credits and other federal credits of $555 million, state tax net operating losses of $282 million in several jurisdictions and miscellaneous state tax credits of $133 million available to carry forward and reduce future income tax liabilities. For state purposes, we recognized a valuation allowance of $23 million. The federal net operating losses begin to expire in 2028, while the federal tax credits begin to expire in 2023. The more significant state net operating losses begin to expire in 2021.
Note 16. Post-retirement and Similar Obligations
Networks has funded noncontributory defined benefit pension plans that cover the majority of Networks employees. The plans provide defined benefits based on years of service and final average salary for employees hired before 2002. Most employees hired in 2002, or later based upon the plan, are covered under a cash balance plan or formula where their benefit accumulates based on a percentage of annual salary and credited interest. During 2013, Networks announced that they would discontinue, effective December 31, 2013, the cash balance accruals for all non-union employees covered under the cash balance plans or formula. At the same time, the plans were closed to newly-hired non-union employees. The plans had been closed to newly-hired union employees in prior years. CMP’s unionized employees covered under a cash balance plan ceased to receive accruals as of December 31, 2014. NYSEG’s unionized employees covered under the cash balance plans ceased to receive accruals as of December 31, 2015. Their earned balances will continue to accrue interest but will no longer be increased by a flat dollar amount or percentage of pay, as defined by the plan. Instead, they will receive a contribution to their account under their respective company’s defined contribution plan. There was no change to the defined benefit plans for employees covered under the plans that provide defined benefits based on years of service and final average salary. Employees not participating in a defined benefit plan are eligible to receive an enhanced 401(k) match.
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
With the acquisition of UIL, Networks also includes pension and other postretirement plans of UIL operating utility companies. The UI pension plans cover about one half of employees of UIL. The plan was closed to newly-hired employees in 2005. UI also has a non-qualified supplemental pension plan for certain employees.
The Regulated Gas Companies in Connecticut and Massachusetts have multiple qualified pension plans covering a majority of their union and management employees. The union plans are all closed to new hires, and the non-union plans were closed as of December 31, 2017. These entities also have non-qualified supplemental pension plans for certain employees and retirees. The qualified pension plans are traditional defined benefit plans or cash balance plans for those hired on or after specified dates. In some cases, neither of these plans is offered to new employees and have been replaced with enhanced 401(k) plans for those hired on or after specified dates.
In addition to providing pension benefits, UI also provides other postretirement benefits, consisting principally of health care and life insurance benefits, for retired employees and their dependents. The plans were closed to newly-hired non-union employees at the end of April 2005 and to newly-hired union employees at the end of March 2005. The healthcare plans are contributory and participants’ contributions are adjusted annually. For Medicare eligible non-union retirees, UI provides a subsidy through an HRA for retirees to purchase coverage on the individual market. Medicare eligible union retirees have the option of receiving a subsidy through an HRA or paying contributions and participating in company-sponsored retiree health plans.
SCG and CNG also have plans providing other postretirement benefits for a majority of their employees. The SCG plans were closed to newly-hired non-union employees at the end of 1995, the SCG plans were closed to newly-hired union employees by the end of March 2010 and to newly-hired CNG union employees by end of March 2011. These benefits consist primarily of health care, prescription drug and life insurance benefits for retired employees and their dependents. For Medicare eligible non-union retirees, SCG and CNG provide a subsidy through an HRA for retirees to purchase coverage on the individual market. Medicare eligible union retirees have the option of receiving a subsidy through an HRA or paying contributions and participating in company-sponsored retiree health plans.
ARHI has funded defined benefit pension plans for eligible employees hired prior to January 1, 2008. The benefit is based on the participant’s age, service and five years average pay at the time of the freeze date of April 30, 2011. ARHI has other postretirement health care benefit plans covering eligible retirees and employees hired prior to January 1, 2008. Health and life insurance rates are based on age and service points at the time of retirement.
Obligations and funded status of Networks and ARHI as of December 31, 2018 and 2017 consisted of:

	Pension Benefits		Postretirement Benefits
As of December 31,	2018	2017	2018	2017
(Millions)
Change in benefit obligation
Benefit obligation as of January 1,	$3,593	$3,448	$491	$495
Service cost	44	42	4	4
Interest cost	128	139	19	22
Plan participants’ contributions	—	—	9	7
Plan amendments	—	—	(3)	—
Actuarial (gain) loss	(159)	188	(55)	3
Benefits paid	(237)	(219)	(41)	(39)
Reclassified from (to) held for sale	5	(5)	1	(1)
Benefit Obligation as of December 31,	3,374	3,593	425	491
Change in plan assets
Fair value of plan assets as of January 1,	2,865	2,672	165	160
Actual return on plan assets	(135)	382	(5)	17
Employer contributions	48	33	20	20
Plan participants’ contributions	—	—	9	7
Benefits paid	(237)	(219)	(41)	(39)
Reclassified from (to) held for sale	3	(3)	—	—
Fair Value of Plan Assets as of December 31,	2,544	2,865	148	165
Funded Status as of December 31,	$(830)	$(728)	$(277)	$(326)
Amounts recognized as of December 31, 2018 and 2017 consisted of:

	Pension Benefits		Postretirement Benefits
As of December 31,	2018	2017	2018	2017
(Millions)
Current liabilities	$—	$—	$(5)	$(5)
Non-current liabilities	(830)	(728)	(272)	(321)
Total	$(830)	$(728)	$(277)	$(326)
Amounts recognized in OCI for ARHI for the years ended December 31, 2018, 2017 and 2016, consisted of:

	Pension Benefits			Postretirement Benefits
Years Ended December 31,	2018	2017	2016	2018	2017	2016
(Millions)
Net loss (gain)	$24	$25	$23	$(7)	$(4)	$(3)
We have determined that all Networks’ regulated operating companies are allowed to defer as regulatory assets or regulatory liabilities items that would have otherwise been recorded in AOCI pursuant to the accounting requirements concerning defined benefit pension and other postretirement plans.

Amounts recognized as regulatory assets or regulatory liabilities for Networks for the years ended December 31, 2018, 2017 and 2016 consisted of:

	Pension Benefits			Postretirement Benefits
Years Ended December 31,	2018	2017	2016	2018	2017	2016
(Millions)
Net loss	$762	$737	$860	$(8)	$35	$44
Prior service cost (credit)	$4	$6	$7	$(25)	$(31)	$(40)
Our accumulated benefit obligation (ABO) for all defined benefit pension plans of Networks and ARHI was $3,174 million and $3,363 million as of December 31, 2018 and 2017, respectively. CMP’s and NYSEG’s postretirement benefits were partially funded as of December 31, 2018 and 2017.
The projected benefit obligation (PBO) and the ABO exceeded the fair value of pension plan assets for all plans of Networks and ARHI as of December 31, 2018 and 2017.
The aggregate PBO and ABO and the fair value of plan assets for underfunded plans of Networks and ARHI as of December 31, 2018 and 2017 consisted of:

	PBO in excess of plan assets
As of December 31,	2018	2017
(Millions)
Projected benefit obligation	$3,374	$3,593
Fair value of plan assets	$2,544	$2,865

	ABO in excess of plan assets
As of December 31,	2018	2017
(Millions)
Accumulated benefit obligation	$3,174	$3,363
Fair value of plan assets	$2,544	$2,865
Components of Networks’ net periodic benefit cost and other changes in plan assets and benefit obligations recognized in income and regulatory assets and liabilities for the years ended December 31, 2018, 2017 and 2016 consisted of:

(Millions)	Pension Benefits			Postretirement Benefits
For the years ended December 31,	2018	2017	2016	2018	2017	2016
Net Periodic Benefit Cost:
Service cost	$44	$42	$44	$4	$5	$5
Interest cost	126	137	140	18	21	20
Expected return on plan assets	(199)	(195)	(199)	(8)	(8)	(8)
Amortization of prior service cost (benefit)	1	2	2	(9)	(9)	(9)
Amortization of net loss	149	126	123	6	5	8
Net Periodic Benefit Cost	121	112	110	11	14	16
Other changes in plan assets and benefit obligations recognized in regulatory assets and regulatory liabilities:
Net loss (gain)	175	3	(11)	(37)	(5)	(24)
Amortization of net loss	(149)	(126)	(123)	(6)	(5)	(8)
Current year prior service cost	—	—	—	(3)	—	—
Amortization of prior service (cost) benefit	(1)	(2)	(2)	9	9	9
Total Other Changes	25	(125)	(136)	(37)	(1)	(23)
Total Recognized	$146	$(13)	$(26)	$(26)	$13	$(7)

Components of ARHI’s net periodic benefit cost and other changes in plan assets and benefit obligations recognized in income and OCI for the years ended December 31, 2018, 2017 and 2016 consisted of:

(Millions)	Pension Benefits			Postretirement Benefits
For the years ended December 31,	2018	2017	2016	2018	2017	2016
Net Periodic Benefit Cost:
Interest cost	$2	$2	$2	$1	$1	$1
Expected return on plan assets	(2)	(2)	(2)	—	—	—
Amortization of net loss	1	1	1	—	—	—
Settlement charge	1	—	1	—	—	—
Net Periodic Benefit Cost	2	1	2	1	1	1
Other Changes in plan assets and benefit obligations recognized in OCI:
Net loss (gain)	1	2	—	(3)	(1)	(2)
Amortization of net loss	(1)	(1)	(1)	—	—	—
Total Other Changes	—	1	(1)	(3)	(1)	(2)
Total Recognized	$2	$2	$1	$(2)	$—	$(1)
The net periodic benefit cost for postretirement benefits represents the amount expensed for providing health care benefits to retirees and their eligible dependents. We include the net periodic benefit cost in other operating expenses net of capitalized portion.
Amounts expected to be amortized from regulatory assets or liabilities into net periodic benefit cost for the year ending December 31, 2019 consist of:

	Pension Benefits	Postretirement Benefits
(Millions)
Estimated net loss	$121	$—
Estimated prior service benefit	$(1)	$(9)
Amounts expected to be amortized from OCI into net periodic benefit cost for the year ending December 31, 2019 consist of:

	Pension Benefits	Postretirement Benefits
(Millions)
Estimated net gain	$—	$(1)
We expect that no pension benefit or postretirement benefit plan assets will be returned to us during the year ending December 31, 2019.
The weighted-average assumptions used to determine benefit obligations for Networks and ARHI as of December 31, 2018 and 2017 consisted of:

	Pension Benefits		Postretirement Benefits
As of December 31,	2018	2017	2018	2017
Discount rate - Networks	3.93% / 4.09%	3.63% / 3.80%	3.93% / 4.09%	3.63% / 3.80%
Discount rate - ARHI	4.09%	3.80%	4.09%	3.80%
Rate of compensation increase - Networks	3.50% - 4.20%	3.50% - 4.20%	—	—
The discount rate is the rate at which the benefit obligations could presently be effectively settled. We determined the discount rates by developing yield curves derived from a portfolio of high grade noncallable bonds with yields that closely match the duration of the expected cash flows of our benefit obligations.

The weighted-average assumptions used to determine net periodic benefit cost for Networks and ARHI for the years ended December 31, 2018, 2017 and 2016 consisted of:

	Pension Benefits			Postretirement Benefits
Years Ended December 31,	2018	2017	2016	2018	2017	2016
Discount rate - Networks	3.63% / 3.80%	4.12% / 4.24%	4.12% / 4.24%	3.63% / 3.80%	4.12% / 4.24%	4.12% / 4.24%
Discount rate - ARHI	3.80%	3.81%	3.90%	3.80%	3.81%	3.90%
Expected long-term return on plan assets - Networks	7.00% / 7.40%	7.00% / 7.50%	7.40% / 7.75%	6.13%	6.13%	7.16%
Expected long-term return on plan assets - ARHI	5.50%	5.50%	5.50%	5.50%	5.50%	5.50%
Expected long-term return on plan assets - nontaxable trust - Networks	—	—	—	6.40%	6.50%	7.00%
Expected long-term return on plan assets - taxable trust - Networks	—	—	—	4.20%	4.25%	4.50%
Rate of compensation increase - Networks	3.50% - 4.20%	3.50% - 4.20%	3.50% - 4.20%	—	—	—
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
Assumed health care cost trend rates used to determine benefit obligations as of December 31, 2018 and 2017 consisted of:

As of December 31,	2018	2017
Health care cost trend rate assumed for next year - Networks	7.50%/8.50%	6.75%/8.50%
Health care cost trend rate assumed for next year - ARHI	7.00%/7.75%	7.50%/8.50%
Rate to which cost trend rate is assumed to decline (ultimate trend rate) - Networks	4.50%	4.50%
Rate to which cost trend rate is assumed to decline (ultimate trend rate) - ARHI	4.50%	4.50%
Year that the rate reaches the ultimate trend rate - Networks	2030 / 2028	2026 / 2028
Year that the rate reaches the ultimate trend rate - ARHI	2029 / 2027	2028 / 2030
The effects of a one-percent change in the assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
(Millions)
Effect on total of service and interest cost	$1	$—
Effect on postretirement benefit obligation	$11	$(9)
Contributions
We make annual contributions in accordance with our funding policy of not less than the minimum amounts as required by applicable regulations. Networks expect to contribute $62 million to the pension benefit plans during 2019.

Estimated Future Benefit Payments
Expected benefit payments and Medicare Prescription Drug, Improvement and Modernization Act of 2003 subsidy receipts reflecting expected future service for Networks and ARHI as of December 31, 2018 consisted of:

(Millions)	Pension Benefits	Postretirement Benefits	Medicare Act Subsidy Receipts
2019	$202	$32	$1
2020	$205	$32	$1
2021	$209	$31	$1
2022	$213	$31	$1
2023	$214	$30	$1
2024 - 2028	$1,088	$143	$3
Non-Qualified Pension Plans
Networks and ARHI also sponsor various unfunded pension plans for certain current employees, former employees and former directors. The total liability for these plans, which is included in Other current and Other Non-current Liabilities, was $54 million and $55 million at December 31, 2018 and 2017, respectively.
Plan Assets
Our pension benefits plan assets for Networks and ARHI are held in three master trusts. This provides for a uniform investment manager lineup and an efficient, cost effective means of allocating expenses and investment performance to each plan. Our primary investment objective is to ensure that current and future benefit obligations are adequately funded and with volatility commensurate with our risk tolerance. Preservation of capital and achievement of sufficient total return to fund accrued and future benefits obligations are of highest concern. Our primary means for achieving capital preservation is through diversification of the trusts’ investments while avoiding significant concentrations of risk in any one area of the securities markets. Further diversification is achieved within each asset group through utilizing multiple asset managers and systematic allocation to various asset classes and providing broad exposure to different segments of the equity, fixed income and alternative investment markets.
The asset allocation policy is the most important consideration in achieving our objective of superior investment returns while minimizing risk. Networks has established a target asset allocation policy within allowable ranges for our pension benefits plan assets within broad categories of asset classes made up of Return-Seeking, Liability-Hedging and alternative investments. There is currently a target allocation of 35%-53% in equity securities, 40%-45% for Liability-Hedging assets and 7%-20% for alternative investments. Return-Seeking investments generally consist of domestic, international, global and emerging market equities invested in companies across all market capitalization ranges. Return-Seeking assets also include investments in real estate, absolute return and strategic markets. Liability-Hedging investments generally consist of long-term corporate bonds, annuity contracts, long-term treasury STRIPS and opportunistic fixed income investments. Systematic rebalancing within the target ranges increases the probability that the annualized return on the investments will be enhanced, while realizing lower overall risk, should any asset categories drift outside their specified ranges.
ARHI’s investment portfolio contains a diversified blend of equity, fixed income and other investments. In ARHI’s asset allocation policy there is a target allocation of 30% for equity investments, 50% for fixed income investments and 20% for alternative investments. Equity investments are diversified across U.S. and non-U.S. stocks, investment styles and market capitalization ranges. Fixed income investments are primarily invested in U.S. bonds and may also include some non-U.S. bonds. Other asset classes, including alternative investments, are used to enhance long-term returns while improving portfolio diversification. We primarily minimize the risk of large losses through diversification but also through monitoring and managing other aspects of risk through quarterly investment portfolio reviews, annual liability measurements and periodic asset and liability studies.

The fair values of pension benefits plan assets, by asset category, as of December 31, 2018, consisted of:

As of December 31, 2018		Fair Value Measurements
(Millions)	Total	Level 1	Level 2	Level 3
Asset Category
Cash and cash equivalents	$52	$—	$52	$—
U.S. government securities	15	15	—	—
Registered investment companies	244	241	3	—
Corporate bonds	413	—	413	—
Preferred stocks	3	—	3	—
Common collective trusts	814	180	634	—
Other, principally annuity, fixed income	71	—	71	—
	$1,612	$436	$1,176	$—
Other investments measured at net asset value	932
Total	$2,544
The fair values of pension benefits plan assets, by asset category, as of December 31, 2017, consisted of:

As of December 31, 2017		Fair Value Measurements
(Millions)	Total	Level 1	Level 2	Level 3
Asset Category
Cash and cash equivalents	$18	$—	$18	$—
U.S. government securities	13	13	—	—
Registered investment companies	266	263	3	—
Corporate bonds	447	—	447	—
Preferred stocks	4	—	4	—
Common collective trusts	930	186	744	—
Other, principally annuity, fixed income	56	—	56	—
	$1,734	$462	$1,272	$—
Other investments measured at net asset value	1,131
Total	$2,865
Valuation Techniques
We value our pension benefits plan assets as follows:

•
Cash and cash equivalents - Level 1: at cost, plus accrued interest, which approximates fair value. Level 2: proprietary cash associated with other investments, based on yields currently available on comparable securities of issuers with similar credit ratings.

•	U.S. government securities, common stocks and registered investment companies - at the closing price reported in the active market in which the security is traded.

•	Corporate bonds - based on yields currently available on comparable securities of issuers with similar credit ratings.

•	Preferred stocks - at the closing price reported in the active market in which the individual investment is traded.

•
Common collective trusts/Registered investment companies – Level 1: at the closing price reported in the active market in which the individual investment is traded. Level 2 - the fair value is primarily derived from the quoted prices in active markets of the underlying securities. Because the fund shares are offered to a limited group of investors, they are not considered to be traded in an active market.

•	Other investments, principally annuity and fixed income - based on yields currently available on comparable securities of issuers with similar credit ratings.

•
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
Networks has established a target asset allocation policy within allowable ranges for postretirement benefits plan assets of 45%-65% for equity securities, 25%-45% for fixed income and 5%-25% for all other investment types. In ARHI’s asset allocation policy we have a target allocation of 45% in equity securities, 50% in fixed income and 5% for cash and cash equivalents investments. Equity investments are diversified across U.S. and non-U.S. stocks, investment styles, and market capitalization ranges. Fixed income investments are primarily invested in U.S. bonds and may also include some non-U.S. bonds. Other asset classes, including alternative investments, are used to enhance long-term returns while improving portfolio diversification. We primarily minimize the risk of large losses through diversification but also through monitoring and managing other aspects of risk through quarterly investment portfolio reviews. Systematic rebalancing within target ranges increases the probability that the annualized return on investments will be enhanced, while realizing lower overall risk, should any asset categories drift outside their specified ranges.
The fair values of other postretirement benefits plan assets, by asset category, as of December 31, 2018 consisted of:

As of December 31, 2018		Fair Value Measurements
(Millions)	Total	Level 1	Level 2	Level 3
Asset Category
Money market funds	$9	$5	$4	$—
Registered investment companies	111	109	2	—
Common collective trusts	21	21	—	—
Other, principally annuity, fixed income	7	—	7	—
Total	$148	$135	$13	$—
The fair values of other postretirement benefits plan assets, by asset category, as of December 31, 2017 consisted of:

As of December 31, 2017		Fair Value Measurements
(Millions)	Total	Level 1	Level 2	Level 3
Asset Category
Money market funds	$4	$4	$—	$—
Registered investment companies	122	120	2	—
Common collective trusts	31	4	27	—
Other, principally annuity, fixed income	8	—	8	—
Total	$165	$128	$37	$—
Valuation Techniques
We value our postretirement benefits plan assets as follows:

•	Money market funds - based upon quoted market prices in active markets.

•
Common collective trusts/Registered investment companies – Level 1: at the closing price reported in the active market in which the individual investment is traded. Level 2: the fair value is primarily derived from the quoted prices in active markets of the underlying securities. Because the fund shares are offered to a limited group of investors, they are not considered to be traded in an active market.

•	Other investments, principally annuity and fixed income - based on yields currently available on comparable securities of issuers with similar credit ratings.
Pension and postretirement benefit plan equity securities did not include any Iberdrola common stock as of both December 31, 2018 and 2017.
Defined contribution plans
We also have defined contribution plans defined as 401(k)s for all eligible Networks and ARHI employees. There are various match formulas depending on years of service, age, and pension plan closure/freeze date. The annual contributions made through these plans for Networks and ARHI amounted to $37 million, $36 million and $34 million for 2018, 2017 and 2016 respectively.

Note 17. Equity
As of December 31, 2018, our share capital consisted of 500,000,000 shares of common stock authorized, 309,752,140 shares issued and 309,005,272 shares outstanding, 81.5% of which are owned by Iberdrola, each having a par value of $0.01, for a total value of common stock of $3 million and additional paid in capital of $13,657 million. As of December 31, 2017, our share capital consisted of 500,000,000 shares of common stock authorized, 309,670,932 shares issued and 309,005,272 shares outstanding, 81.5% of which were owned by Iberdrola, each having a par value of $ $0.01, for a total value of common stock capital of $3 million and additional paid in capital of $13,653 million. We had 485,810 shares of common stock held in trust and no convertible preferred shares outstanding as of both December 31, 2018 and December 31, 2017. During the year ended December 31, 2018, we issued 81,208 shares of common stock and released no shares of common stock held in trust each having a par value of $0.01. During the year ended December 31, 2017, we issued 70,493 shares of common stock and released 5,649 shares of common stock held in trust, each having a par value of $0.01.
On April 28, 2016, we entered into a repurchase agreement with J.P. Morgan Securities, LLC. (JPM), pursuant to which JPM will, from time to time, acquire, on behalf of AVANGRID, shares of common stock of AVANGRID. The purpose of the stock repurchase program is to allow AVANGRID to maintain the relative ownership percentage of Iberdrola at 81.5%. The stock repurchase program may be suspended or discontinued at any time upon notice. Out of a total of 261,058 treasury shares of common stock of AVANGRID as of December 31, 2018, 115,831 shares were repurchased during 2016, 64,019 shares were repurchased in May 2017 and 81,208 shares were repurchased in May 2018, all in the open market. The total cost of repurchases, including commissions, was $12 million as of December 31, 2018.
Accumulated OCI (Loss)
Accumulated OCI (Loss) for the years ended December 31, 2018, 2017 and 2016 consisted of:

Accumulated OCI (Loss)	As of December 31, 2015	2016 Change	As of December 31, 2016	2017 Change	As of December 31, 2017	Adoption of new accounting standard	2018 Change	As of December 31, 2018
(Millions)
(Loss) gain on revaluation of defined benefit plans, net of income tax expense of $4.3 for 2016 and $1.1 for 2018	$(21)	$7	$(14)	$—	$(14)	$—	$3	$(11)
Loss for nonqualified pension plans, net of income tax expense of $0.4 for 2016, $0.2 for 2017 and $0.3 for 2018	(8)	1	(7)	1	(6)	(1)	1	(6)
Unrealized (loss) gain on derivatives qualifying as cash flow hedges:
Unrealized (losses) gains during period on derivatives qualifying as cash flow hedges, net of income tax expense (benefit) of $(15.8) for 2016, $15.2 for 2017 and $(6.6) for 2018	31	(26)	5	25	30	—	(21)	9
Reclassification to net income of (gains) losses on cash flow hedges, net of income tax expense (benefit) of $(11.0) for 2016, $9.3 for 2017 and $(6.5) for 2018 (a)	(54)	(16)	(70)	14	(56)	—	(8)	(64)
Gain (loss) on derivatives qualifying as cash flow hedges	(23)	(42)	(65)	39	(26)	—	(29)	(55)
Accumulated OCI (Loss)	$(52)	$(34)	$(86)	$40	$(46)	$(1)	$(25)	$(72)
 _________________________

(a)	Reclassification is reflected in the operating expenses line item in the consolidated statements of income.

Note 18. Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to AVANGRID by the weighted-average number of shares of our common stock outstanding. In 2018, 2017 and 2016, while we did have securities that were dilutive, these securities did not result in a change to our earnings per share calculations for the years ended December 31, 2018, 2017 and 2016.
The calculations of basic and diluted earnings per share attributable to AVANGRID for the years ended December 31, 2018, 2017 and 2016, consisted of:

Years Ended December 31,	2018	2017	2016
(Millions, except for number of shares and per share data)
Numerator:
Net income attributable to AVANGRID	$595	$381	$632
Denominator:
Weighted average number of shares outstanding - basic	309,503,319	309,502,861	309,512,553
Weighted average number of shares outstanding - diluted	309,712,628	309,661,883	309,817,322
Earnings per share attributable to AVANGRID
Earnings Per Common Share, Basic	$1.92	$1.23	$2.04
Earnings Per Common Share, Diluted	$1.92	$1.23	$2.04
Note 19. Variable Interest Entities
We participate in certain partnership arrangements that qualify as variable interest entities (VIEs). These arrangements consist of tax equity financing arrangements (TEFs) and partnerships in which an investor holds a noncontrolling interest and does not have substantive kick-out or participating rights.
The sale of a membership interest in the TEFs represents the sale of an equity interest in a structure that is considered a sale of non-financial assets. Under the sale of non-financial assets, the membership interests in the TEFs we sell to third-party investors are reflected as noncontrolling interest in the consolidated balance sheets valued based on an HLBV model. Earnings from the TEFs are recognized in net income attributable to noncontrolling interests in the consolidated statements of income. We consolidate the entities that have TEFs based on being the primary beneficiary for these VIEs.
The assets and liabilities of the VIEs totaled approximately $876 million and $50 million, respectively, at December 31, 2018. As of December 31, 2017 the assets and liabilities of VIEs totaled approximately $1,441 million and $185 million, respectively. At December 31, 2018 and 2017, the assets and liabilities of the VIEs consisted primarily of property, plant and equipment, equity method investments and TEF liabilities. At December 31, 2018 and 2017, equity method investments of VIEs were approximately $101 million and $107 million, respectively.
In May 2018, tax equity financing was completed on El Cabo Wind, LLC (El Cabo) through contributions of $213 million from tax equity investors. In November 2018, we repurchased 88% of the third-party investors membership in Aeolus Wind Power IV LLC (Aeolus IV), and in December 2018, we repurchased the remaining 12% of the third-party investors membership in Aeolus IV. The difference between the amount received of $12 million and the noncontrolling interest balance of $25 million was recorded as an adjustment to equity because there was no change in control as a result of the transactions. After the transactions, Aeolus IV is no longer considered a VIE. At December 31, 2018, we consider Aeolus Wind Power II LLC and El Cabo to be VIEs.
Wind power generation is subject to certain favorable tax treatments in the U.S. In order to monetize the tax benefits, we have entered into these structured institutional partnership investment transactions related to certain wind farms. Under these structures, we contribute certain wind assets, relating both to existing wind farms and wind farms that are being placed into operation at the time of the relevant transaction, and other parties invest in the share equity of the limited liability holding company. As consideration for their investment, the third parties make either an upfront cash payment or a combination of upfront cash and issuance of fixed and contingent notes. We retain a class of membership interest and day-to-day operational and management control, subject to investor approval of certain major decisions. The third-party investors do not receive a lien on any assets and have no recourse against us for their upfront cash payments.
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
Note 20. Grants, Government Incentives and Deferred Income
The changes in deferred income as of December 31, 2018 and 2017 consisted of:

(Millions)	Government grants	Other deferred income	Total
As of December 31, 2016	$1,461	$22	$1,483
Additions	33	2	35
Reclassified to held for sale	—	(2)	(2)
Recognized in income	(67)	(3)	(70)
As of December 31, 2017	$1,427	$19	$1,446
Additions	9	—	9
Recognized in income	(69)	(1)	(70)
As of December 31, 2018	$1,367	$18	$1,385
Within deferred income, we classify grants we received under Section 1603 of the American Recovery and Reinvestment Act of 2009, where the United States Department of Treasury (DOT) provides eligible parties the option of claiming grants for specified energy property in lieu of tax credits, which we claimed for the majority of our qualifying properties. Deferred income has been recorded for the grant amounts and is amortized as an offset against depreciation expense using the straight-line method over the estimated useful life of the associated property to which the grants apply. We recognize a net deferred tax asset for the book to tax basis differences related to the property for income tax purposes within the nontaxable grant revenue deferred income tax liabilities (see Note 15 – Income Taxes).
We are required to comply with certain terms and conditions applicable to each grant and, if a disqualifying event should occur as specified in the grant’s terms and conditions, we are required to repay the grant funds to the DOT. We believe we are in compliance with each grant’s terms and conditions as of December 31, 2018 and 2017.
Other deferred income relates predominantly to gas storage transactions where revenues are recognized as services are provided. As of December 31, 2017, we reclassified $2 million of other deferred income to liabilities held for sale in the consolidated balance sheet (see Note 26 - Assets Held for Sale).
Note 21. Equity method investments
In August 2018, we acquired the remaining 50% ownership of a joint venture, which owns and operates a 162 MW wind farm located in Southeast Colorado (Colorado Wind Ventures LLC), which commenced operations in January 2004. The wind farm, being a single asset, constituted substantially all of the fair value of the gross assets acquired and, therefore, the transaction was considered an asset acquisition. We accounted for this venture under the equity method of accounting through the date of the asset acquisition. The carrying amount of this investment was $18 million as of December 31, 2017. During the year ended December 31, 2017, we recorded an OTTI of $49 million on this investment. The fair value for OTTI calculation purposes was determined using Level 3 inputs and was estimated based on a discounted cash flows valuation technique utilizing the net amount of estimated future cash inflows and outflows related to the respective PPA.
In December 2018, we sold 80% of our wholly owned subsidiary, Coyote Ridge Wind, LLC (Coyote Ridge), including substantially all of the related tax benefits, to WEC Infrastructure in exchange for $145 million of total proceeds. We recorded a gain from this transaction of $10 million in “Other expense" in the statement of income for the year ended December 31, 2018. We account for the remaining 20% membership interest under the equity method of accounting. The carrying amount of our investment was $5 million as of December 31, 2018.
We have two 50-50 joint ventures with Horizon Wind Energy, LLC, which own and operate the Flat Rock Windpower LLC and the Flat Rock Wind Power II LLC wind farms located in upstate New York. Flat Rock Wind Power LLC, which commenced operations in January 2006, has a 231 MW capacity. Flat Rock Wind Power II LLC commenced operations in September 2007 and has a 91 MW capacity. We account for the Flat Rock joint ventures under the equity method of accounting. The carrying amount of these investments was $114 million and $120 million for Flat Rock Wind Power LLC, and $53 million and $57 million for Flat Rock Wind Power II LLC, as of December 31, 2018 and 2017, respectively.
We hold a 50% voting interest in Vineyard Wind, LLC (Vineyard Wind), a joint venture with Copenhagen Infrastructure Partners. Vineyard Wind acquired a lease from the U.S. Bureau of Ocean Energy Management containing rights to develop offshore wind generation in a 260 square mile area located southeast of Martha’s Vineyard. The leased area has the capacity for siting up to approximately 3,000 MW. We account for this venture under the equity method of accounting. The carrying amount of this investment was $52 million and $10 million as of December 31, 2018 and 2017, respectively (See also Note 24).
Through UI, we are party to a 50-50 joint venture with Clearway Energy, Inc. in GenConn, which operates two peaking generation plants in Connecticut. The investment in GenConn is being accounted for as an equity investment, the carrying value of which was $119 million and $124 million as of December 31, 2018 and 2017, respectively.
Networks holds an approximate 20% ownership interest in New York TransCo. New York TransCo was established by the New York transmission utilities to develop, own and operate electric transmission in New York. The investment in New York TransCo is being accounted for as an equity investment, the carrying value of which was $23 million as of both December 31, 2018 and 2017 (See also Note 24).
None of our joint ventures have any contingent liabilities or capital commitments. Distributions received from equity method investments amounted to $18 million, $20 million and $20 million for the years ended December 31, 2018, 2017 and 2016 respectively, which are reflected as either distributions of earnings or as returns of capital in the operating and investing sections of the consolidated statements of cash flows, respectively. In addition, during the years ended December 31, 2018 and 2017, we received $7.6 million and $3.5 million of distributions in RECs from our equity method investments. As of December 31, 2018, there was an immaterial amount of undistributed earnings from our equity method investments.
During the year ended December 31, 2016, we completed the sale of our interest in Iroquois Gas Transmission System L.P. (Iroquois) to an unaffiliated third party for proceeds of $53.8 million and an impact to net income of $19.0 million. The carrying value of this equity method investment was $22.0 million.
Note 22. Other Financial Statements Items
Other (expense) income
Other (expense) income for the years ended December 31, 2018, 2017 and 2016 consisted of:

Years ended December 31,	2018	2017	2016
(Millions)
Allowance for funds used during construction	$30	$36	$26
Carrying costs on regulatory assets	21	11	14
Non-service component of net periodic benefit cost	(128)	(120)	—
Other	11	11	36
Total Other (Expense) Income	$(66)	$(62)	$76
Beginning in 2018, we include the components of net periodic benefit cost other than the service cost component in other (expense) income in the consolidated statements of income (See Note 3).
“Other” in 2018 and 2016 includes $10 million and $33 million gains from sale of our interest in Coyote Ridge and Iroquois, respectively (See Note 21).
Accounts Receivable
Accounts receivable as of December 31, 2018 and 2017 consisted of:

As of December 31,	2018	2017
(Millions)
Trade receivables	$1,204	$1,104
Allowance for bad debts	(62)	(64)
Total Accounts Receivable	$1,142	$1,040
The allowance for bad debts relates entirely to gas and electricity consumers and comprises an amount that has been reserved following historical averages of loss percentages.

The change in the allowance for bad debts as of December 31, 2018 and 2017 consisted of:

(Millions)
As of December 31, 2015	$62
Current period provision	48
Write-off as uncollectible	(46)
As of December 31, 2016	$64
Current period provision	69
Write-off as uncollectible	(69)
As of December 31, 2017	$64
Current period provision	74
Write-off as uncollectible	(76)
As of December 31, 2018	$62
DPA receivable balances were $62 million and $55 million as of December 31, 2018 and 2017, respectively.
Prepayments and Other Current Assets
Prepayments and other current assets as of December 31, 2018 and 2017 consisted of:

As of December 31,	2018	2017
(Millions)
Prepaid other taxes	$137	$194
Broker margin and collateral accounts	37	32
Other pledged deposits	6	9
Prepaid expenses	43	33
Other	6	5
Total	$229	$273
Other current liabilities
Other current liabilities as of December 31, 2018 and 2017 consisted of:

As of December 31,	2018	2017
(Millions)
Advances received	$129	$113
Accrued salaries	81	87
Short-term environmental provisions	60	69
Collateral deposits received	42	43
Pension and other postretirement	5	5
Other	10	13
Total	$327	$330
Note 23. Segment Information
Our segment reporting structure uses our management reporting structure as its foundation to reflect how AVANGRID manages the business internally and is organized by type of business. We report our financial performance based on the following two reportable segments:

●
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

Based on the quantitative assessment, and due to the disposition of gas trading and storage businesses (see Note 26 – Assets Held For Sale for further discussion), the Gas business no longer meets the reportable segment criteria effective in the first quarter of 2018. As a result, the prior period segment information has been restated to conform to the 2018 presentation.
Additionally, to better align the evaluation of the segment information for both internal and external purposes, effective in 2018, the evaluation of segment performance by the chief operating decision maker was changed from adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) used in the prior periods to adjusted net income.
We define adjusted net income as net income adjusted to exclude restructuring charges, mark-to-market adjustments to reflect the effect of mark-to-market changes in the fair value of derivative instruments used by AVANGRID to economically hedge market price fluctuations in related underlying physical transactions for the purchase and sale of electricity, loss from held for sale measurement, impact of the Tax Act, accelerated depreciation derived from repowering of a wind farm, OTTI and adjustments for the non-core Gas business.
Products and services are sold between reportable segments and affiliate companies at cost. Segment income, expense and assets presented in the accompanying tables include all intercompany transactions that are eliminated in the consolidated financial statements.
Segment information as of and for the year ended December 31, 2018 consisted of:

For the year ended December 31, 2018 (Millions)	Networks	Renewables	Other(a)	AVANGRID Consolidated
Revenue - external	$5,304	$1,137	$37	$6,478
Revenue - intersegment	6	2	(8)	—
Loss from assets held for sale	—	—	16	16
Depreciation and amortization	503	352	—	855
Operating income	975	136	16	1,127
Earnings (loss) from equity method investments	13	(3)	—	10
Interest expense, net of capitalization	260	33	10	303
Income tax expense (benefit)	169	(31)	32	170
Capital expenditures	1,377	410	—	1,787
Adjusted net income	486	185	13	684
As of December 31, 2018
Property, plant and equipment	14,754	8,697	8	23,459
Equity method investments	142	224	—	366
Total assets	$22,239	$10,703	$(775)	$32,167
  _________________________

(a)	Includes Corporate, Gas and intersegment eliminations.
Included in revenue-external for the year ended December 31, 2018 are: $3,802 million from regulated electric operations, $1,499 million from regulated gas operations and $3 million from other operations of Networks; $1,137 million from renewable energy generation of Renewables.

Segment information as of and for the year ended December 31, 2017 consisted of:

For the year ended December 31, 2017 (Millions)	Networks	Renewables	Other(a)	AVANGRID Consolidated
Revenue - external	$4,950	$1,038	$(25)	$5,963
Revenue - intersegment	11	9	(20)	—
Loss from assets held for sale	—	—	642	642
Depreciation and amortization	474	325	25	824
Operating income (loss)	1,114	92	(701)	505
Earnings (loss) from equity method investments	15	(55)	—	(40)
Interest expense, net of capitalization	244	28	8	280
Income tax expense (benefit)	316	(320)	(255)	(259)
Capital expenditures	1,305	1,097	14	2,416
Adjusted net income	507	120	55	682
As of December 31, 2017
Property, plant and equipment	13,876	8,786	7	22,669
Equity method investments	147	205	—	352
Total assets	$21,411	$11,308	$(1,048)	$31,671
  _________________________

(a)	Includes Corporate, Gas and intersegment eliminations.
Included in revenue-external for the year ended December 31, 2017 are: $3,585 million from regulated electric operations, $1,375 million from regulated gas operations and $(10) million from other operations of Networks; $1,038 million from renewable energy generation of Renewables.
AVANGRID made a net non-cash capital contribution of $921 million in Renewables in 2017, which was used by Renewables to settle outstanding intercompany debt payables with the Gas segment accumulated prior to August 2017. The elimination of this activity between Renewables and Gas is included in Other at December 31, 2017.
Segment information as of and for the year ended December 31, 2016 consisted of:

For the year ended December 31, 2016 (Millions)	Networks	Renewables	Other (a)	AVANGRID Consolidated
Revenue - external	$5,027	$1,000	$(9)	$6,018
Revenue - intersegment	3	15	(18)	—
Depreciation and amortization	466	313	25	804
Operating income (loss)	1,086	149	(41)	1,194
Earnings (loss) from equity method investments	15	(8)	—	7
Interest expense, net of capitalization	252	50	(34)	268
Income tax expense (benefit)	415	7	(45)	377
Capital expenditures	1,140	561	6	1,707
As of December 31, 2016
Property, plant and equipment	13,032	8,015	501	21,548
Equity method investments	151	236	—	387
Total assets	$20,753	$9,884	$672	$31,309
  _________________________

(a)	Includes Corporate, Gas and intersegment eliminations.
Included in revenue-external for the year ended December 31, 2016 are: $3,686 million from regulated electric operations, $1,306 million from regulated gas operations and $35 million from other operations of Networks; $1,000 million from renewable energy generation of Renewables.

Reconciliation of Adjusted Net Income to Net Income attributable to AVANGRID for the years ended December 31, 2018 and 2017 is as follows:

Years Ended December 31,	2018	2017
(Millions)
Adjusted Net Income Attributable to Avangrid, Inc.	$684	$682
Adjustments:
Impairment of equity method and other investment (1)	—	(49)
Restructuring charges (2)	(4)	(20)
Mark-to-market adjustments - Renewables (3)	(25)	(15)
Loss from held for sale measurement (4)	(16)	(642)
Impact of the Tax Act (5)	(46)	328
Accelerated depreciation from repowering (6)	(3)	—
Income tax impact of adjustments	(6)	162
Gas Storage, net of tax (7)	11	(64)
Net Income Attributable to Avangrid, Inc.	$595	$381

(1)	Represents OTTI on equity method investment recorded in 2017.

(2)
Restructuring and severance related charges relate to costs resulted from restructuring actions involving initial targeted voluntary workforce reductions and related costs in our plan to vacate a lease, predominantly within the Networks segment (See Note 27 - Restructuring and Severance Related Expenses – for further details).

(3)
Mark-to-market adjustments relate to changes in the fair value of derivative instruments used by AVANGRID to economically hedge market price fluctuations in related underlying physical transactions for the purchase and sale of electricity and gas.

(4)
Represents loss from measurement of assets and liabilities held for sale in connection with the committed plan to sell the gas trading and storage businesses (See Note 26 - Assets Held for Sale – for further details).

(5)	Represents the impact from measurement of deferred income tax balances as a result of the Tax Act enacted by the U.S. federal government on December 22, 2017.

(6)	Represents the amount of accelerated depreciation derived from repowering of a wind farm in Renewables.

(7)	Removal of the impact from Gas activity in the reconciliation to AVANGRID Net Income.

Note 24. Related Party Transactions
We engage in related party transactions that are generally billed at cost and in accordance with applicable state and federal commission regulations.
Related party transactions for the years ended December 31, 2018, 2017 and 2016, respectively, consisted of:

Years Ended December 31,	2018		2017		2016
(Millions)	Sales To	Purchases From	Sales To	Purchases From	Sales To	Purchases From
Iberdrola Financiación, S.A.	$—	$(3)	$—	$(2)	$—	$(2)
Iberdrola Renovables Energia, S.L.	$—	$(14)	$—	$(9)	$—	$(8)
Iberdrola Canada Energy Services, Ltd	$—	$(5)	$—	$(33)	$—	$(37)
Iberdrola, S.A.	$1	$(38)	$1	$(36)	$—	$(31)
Iberdrola Energia Monterrey, S.A. de C.V.	$3	$—	$46	$—	$18	$—
Other	$5	$(5)	$1	$(1)	$3	$(1)
In addition to the statements of income items above, we made purchases of turbines for wind farms from Siemens-Gamesa, in which Iberdrola has an 8.1% ownership. The amounts capitalized for these transactions were $6 million and $266 million for the years ended December 31, 2018 and 2017, respectively.

Related party balances as of December 31, 2018 and 2017, respectively, consisted of:

As of December 31,	2018		2017
(Millions)	Owed By	Owed To	Owed By	Owed To
Iberdrola Canada Energy Services, Ltd	$—	$—	$—	$(31)
Siemens-Gamesa	—	(14)	2	(51)
Iberdrola, S.A.	1	(40)	1	(32)
Iberdrola Renovables Energía, S.L.	4	—	—	—
Iberdrola Energia Monterrey, S.A. de C.V.	—	—	1	—
Other	1	(4)	6	(4)
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
Transactions with Iberdrola Canada Energy Services (ICES) predominantly relate to the purchase of gas for ARHI’s gas-fired cogeneration facility in Klamath, Oregon. Included in the amounts owed to ICES are notes payable of $0 and $29 million as of December 31, 2018 and December 31, 2017, respectively.
Transactions with Iberdrola Energia Monterrey predominantly related to the sale of gas by Gas for the power generation plant in Monterrey, Mexico.
There have been no guarantees provided or received for any related party receivables or payables. These balances are unsecured and are typically settled in cash. Interest is not charged on regular business transactions but is charged on outstanding loan balances. There have been no impairments or provisions made against any affiliated balances.
Networks holds an approximate 20% ownership interest in the regulated New York TransCo. Through New York TransCo, Networks has formed a partnership with Central Hudson Gas and Electric Corporation, Consolidated Edison, Inc., National Grid, plc and Orange and Rockland Utilities, Inc. to develop a portfolio of interconnected transmission lines and substations to fulfill the objectives of the New York energy highway initiative, which is a proposal to install up to 3,200 MW of new electric generation and transmission capacity in order to deliver more power generated from upstate New York power plants to downstate New York. In 2016, Networks has increased its equity method investment in the New York TransCo by approximately $21 million (included in “Other investments and equity method investments, net” of investing activities in the consolidated statements of cash flows) for a total equity method investment of $22 million. Additionally, in 2016, Networks received approximately $67 million from the New York TransCo in the form of $43 million for assets constructed and transferred to the New York TransCo (included in “Proceeds from sale of property, plant and equipment” of investing activities in the consolidated statements of cash flows), $22 million in contributions in aid of construction and approximately $2 million in advanced lease payments for a 99 year lease of land and attachment rights. As of December 31, 2018 and 2017, the amount receivable from New York TransCo was $1 million and $6 million, respectively.
We hold a 50% voting interest in Vineyard Wind, a joint venture with Copenhagen Infrastructure Partners. Vineyard Wind acquired a lease from the U.S. Bureau of Ocean Energy Management containing rights to develop offshore wind generation in a 260 square mile area located southeast of Martha’s Vineyard. The leased area has the capacity for siting up to approximately 3,000 MW. In May 2018, Vineyard Wind was selected by the Massachusetts Electric Distribution Companies (EDCs) to construct and operate Vineyard Wind’s proposed 800 MW wind farm and electricity transmission project pursuant to the Massachusetts Green Communities Act Section 83C RFP for offshore wind energy projects. Under the provisions of the LLC agreement, Renewables has committed $92 million in total contributions, of which $54 million has been funded to date. We expect to provide additional capital contributions as the project develops. There was no amount receivable from Vineyard Wind as of both December 31, 2018 and 2017.
In December 2018, Renewables, through its joint venture in Vineyard Wind, was awarded a second Massachusetts offshore lease. In February 2019, a contribution was made to a new offshore development project of $100 million to enter into the lease contract.
AVANGRID manages its overall liquidity position as part of the Iberdrola Group and is a party to a liquidity agreement with a financial institution, along with certain members of the Iberdrola Group. Cash surpluses remaining after meeting the liquidity requirements of AVANGRID and its subsidiaries may be deposited at the financial institution. Deposits, or credit balances, serve as collateral against the debit balances of other parties to the liquidity agreement. The balance at both December 31, 2018 and 2017, was zero.

On June 18, 2018, AVANGRID entered into a credit facility with Iberdrola Financiacion, S.A.U., a company of the Iberdrola Group. The facility has a limit of $500 million and matures on June 18, 2023. AVANGRID pays a facility fee of 10.5 basis points annually on the facility. As of December 31, 2018, there was no outstanding amount under this credit facility.
Note 25. Stock-Based Compensation
Under the Avangrid, Inc. Omnibus Incentive Plan, 1,298,683 performance stock units (PSUs) were granted to certain officers and employees of AVANGRID in July 2016. In 2017 and 2018, an additional 85,759 and 75,350 PSUs, respectively, were granted to officers and employees of AVANGRID under this plan. The PSUs will vest upon achievement of certain performance and market-based metrics related to the 2016 through 2019 plan and will be payable in three equal installments in 2020, 2021 and 2022. As of December 31, 2018, the total number of shares authorized for stock-based compensation plans was 2,500,000.
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
In June and October 2018, pursuant to the Avangrid, Inc. Omnibus Incentive Plan two restricted stock units (RSUs) awards of 60,000 and 8,000 RSUs, respectively, were granted to certain officers of AVANGRID. The RSUs vest in full in one installment in June and December 2020, respectively for each award, provided that the award holders remain continuously employed with AVANGRID through such dates. The fair value on the grant date was determined based on a price of $50.40 and $47.59 per share, respectively, for June and October 2018 awards.
The total stock-based compensation expense, which is included in operations and maintenance of the consolidated statements of income for the years ended December 31, 2018, 2017 and 2016 was $2.0 million, $1.2 million and $0.6 million, respectively. The total income tax benefit recognized for stock-based compensation arrangements for the years ended December 31, 2018, 2017 and 2016, was $0.5 million, $0.5 million and $0.2 million, respectively.
Before 2016, AVANGRID’s historical stock-based compensation expense and liabilities were based on shares of Iberdrola and not on shares of AVANGRID. These Iberdrola shares-based awards were early terminated at the end of 2015, and the remaining liability was settled in March 2018. The total liability relating to those awards, which is included in other current liabilities, was $5.5 million as of December 31, 2017.
A summary of the status of the AVANGRID's nonvested PSUs and RSUs as of December 31, 2018, and changes during the fiscal year ended December 31, 2018, is presented below:

	Number of PSUs and RSUs	Weighted Average Grant Date Fair Value
Nonvested Balance - December 31, 2017	1,384,259	$32.57
Granted	144,476	$40.54
Forfeited	(128,647)	$31.80
Vested	(131,366)	$49.09
Nonvested Balance - December 31, 2018	1,268,722	$32.80
As of December 31, 2018, total unrecognized costs for non-vested PSUs and RSUs were $6.1 million. The weighted-average period over which the PSU and RSUs costs will be recognized is approximately 3 years.
The weighted-average grant date fair value of PSUs and RSUs granted during the year was $40.54 per share for the year ended December 31, 2018.
Note 26. Assets Held For Sale
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
On May 1, 2018, the Company closed a transaction to sell Enstor Gas, LLC, which operated AVANGRID’s gas storage business, to Amphora Gas Storage USA, LLC for $66 million, subject to working capital, cash and other adjustments. The agreement to sell Enstor Gas, LLC contains, among other things, a transition services agreement which obligates ARHI to provide certain transition services for up to one year after the closing date. In connection with the held for sale classification, we recorded a loss from held for sale measurement of $15.6 million and $642 million for the years ended December 31, 2018 and 2017, respectively, which is included in Loss on assets held for sale in the consolidated statements of income related to final purchase price negotiations and certain related working capital adjustments. Loss before income tax, adjusted for corporate overhead, attributed to the gas businesses was $3.8 million, $715 million and $58 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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
Note 27. Restructuring and Severance Related Expenses
In 2017, we announced initial targeted voluntary workforce reductions predominantly within the Networks segment. Those actions primarily include: reducing our workforce through voluntary programs in various areas to better align our people resources with business demands and priorities; reorganizing our human resources function to substantially consolidate in Connecticut, as well as related costs to vacate a lease and relocate employees; and reducing our information technology (IT) workforce to make increasing use of external services for operations, support, and development of systems. Those decisions and transactions resulted in restructuring charges of $3.2 million and $15.2 million for severance expenses and $0 and $4 million for lease termination expenses, which are included in “Operations and maintenance” in the consolidated statements of income for the years ended December 31, 2018 and 2017, and approximately $1.2 million of accelerated amortization of leasehold improvements, which are included in “Depreciation and amortization” in the consolidated statements of income for the year ended December 31, 2017. The remaining costs for severance agreements are being accrued ratably over the service periods, which span intermittent periods through December 2019. For the year ended December 31, 2018, the severance and lease restructuring charges reserves, which are recorded in “Other current liabilities” and “Other liabilities”, consisted of:

For the Year Ended December 31,	2018
(Millions)
Beginning Balance	$5
Restructuring and severance related expenses	3
Payments	(4)
Ending Balance	$4

Note 28. Quarterly financial data (unaudited)
Selected quarterly financial data for 2018 and 2017 are set forth below:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
(Millions, except per share data)
2018
Operating revenues	$1,865	$1,402	$1,546	$1,665
Operating Income	$403	$222	$253	$249
Net Income	$238	$110	$134	$116
Net Income attributable to Avangrid, Inc.	$244	$107	$125	$119
Earnings Per Common Share, Basic and Diluted: (1)	$0.79	$ 0.35/$0.34	$0.40	$0.38
2017
Operating revenues	$1,758	$1,331	$1,341	$1,533
Operating Income	$427	$252	$218	$(392)
Net Income	$239	$120	$100	$(77)
Net Income attributable to Avangrid, Inc.	$239	$120	$99	$(77)
Earnings Per Common Share, Basic and Diluted: (1)	$0.77	$0.39	$0.32	$(0.25)

(1)	Based on weighted average number 309.5 million shares and 309.8 million shares outstanding each quarter in both 2018 and 2017 for basic and diluted earnings per share, respectively.
The first and second quarters of 2018 include a loss of $5 million and $10 million, respectively, associated with measurement of held for sale assets of gas trading and storage business, $14 million and $17 million after income taxes. Additionally, the second and fourth quarters of 2018 include the impacts of $7 million and $39 million, respectively, from the measurement of deferred income tax balances as a result of the Tax Act enacted on December 22, 2017 by the U.S. federal government.
The first quarter of 2017 includes an adjustment of $14 million to unfunded future income tax to reflect the change from a flow through to normalization method, which was recorded as an increase to income tax expense and an offsetting increase to revenue. The third and fourth quarters of 2017 include severance and lease restructuring charges of, respectively, $2.1 million and $17.1 million. Additionally, the fourth quarter includes a loss of $642 million associated with measurement of held for sale assets of gas trading and storage business, $463 million after income taxes, and an impact of $328 million from measurement of deferred income tax balances as a result of the Tax Act enacted on December 22, 2017 by the U.S. federal government.
Note 29. Subsequent events
On February 13, 2019, the board of directors of AVANGRID declared a quarterly dividend of $0.44 per share on its common stock. This dividend is payable on April 1, 2019 to shareholders of record at the close of business on March 8, 2019.

Schedule I –Financial Statements of Parent
AVANGRID, INC. (PARENT)
CONDENSED FINANCIAL INFORMATION OF PARENT
STATEMENTS OF INCOME
FOR THE YEARS ENDED December 31, 2018, 2017 AND 2016
(Millions)

Years Ended December 31,	2018	2017	2016
Operating Revenues	$—	$—	$—
Operating Expenses
Operating expense	3	3	5
Taxes other than income taxes	(11)	5	5
Total Operating Expenses	(8)	8	10
Operating Income (Loss)	8	(8)	(10)
Other Income and (expense)
Other income	48	58	68
Equity earnings of subsidiaries	604	312	567
Interest expense	(56)	(29)	(32)
Income Before Income Tax	604	333	593
Income tax expense (benefit)	9	(48)	(39)
Net Income	$595	$381	$632

See accompanying notes to Schedule I.

Schedule I –Financial Statements of Parent
AVANGRID, INC. (PARENT)
CONDENSED FINANCIAL INFORMATION OF PARENT
STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED December 31, 2018, 2017, AND 2016
(Millions)

Years Ended December 31,	2018	2017	2016
Net Income	$595	$381	$632
Other comprehensive (loss) income of subsidiaries	(25)	40	(34)
Comprehensive Income	$570	$421	$598

See accompanying notes to Schedule I.

Schedule I –Financial Statements of Parent
AVANGRID, INC. (PARENT)
CONDENSED FINANCIAL INFORMATION OF PARENT
BALANCE SHEETS
AS OF December 31, 2018 AND 2017
(Millions)

As of December 31,	2018	2017
Assets
Current Assets
Cash and cash equivalents	$—	$8
Accounts receivable from subsidiaries	306	55
Notes receivable from subsidiaries	666	1,129
Prepayments and other current assets	21	—
Total current assets	993	1,192
Investments in subsidiaries	16,067	15,531
Other assets
Deferred income taxes	312	285
Other	1	9
Total other assets	313	294
Total Assets	$17,373	$17,017
Liabilities
Current Liabilities
Current portion of debt	$8	$7
Notes payable	588	507
Notes payable to subsidiaries	456	208
Accounts payable and accrued liabilities	10	6
Accounts payable to subsidiaries	9	1
Interest accrued	7	8
Interest accrued subsidiaries	6	4
Dividends payable	136	134
Taxes accrued	—	8
Total current liabilities	1,220	883
Non-current debt	1,049	1,057
Total non-current liabilities	1,049	1,057
Total Liabilities	2,269	1,940
Equity
Stockholders' Equity:
Common stock	3	3
Additional paid-in capital	13,657	13,653
Treasury Stock	(12)	(8)
Retained earnings	1,528	1,475
Accumulated other comprehensive loss	(72)	(46)
Total Equity	15,104	15,077
Total Liabilities and Equity	$17,373	$17,017

See accompanying notes to Schedule I.

Schedule I –Financial Statements of Parent
AVANGRID, INC. (PARENT)
CONDENSED FINANCIAL INFORMATION OF PARENT
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED December 31, 2018, 2017, AND 2016
(Millions)

Years Ended December 31,	2018	2017	2016
Net Cash (used in) provided by Operating Activities	$(323)	$(1)	$324
Cash Flow from Investing Activities
Notes receivable from subsidiaries	462	(532)	(627)
Investments in subsidiaries	(48)	—	(533)
Return of capital from investments in subsidiaries	116	308	420
Net Cash provided by (used in) Investing Activities	530	(224)	(740)
Cash Flow from Financing Activities
Proceeds (repayments) of short-term notes payable from subsidiaries, net	246	(246)	133
Proceeds from short-term notes payable	82	357	150
Proceeds of non-current debt	—	594	483
Repurchase of common stock	(4)	(3)	(5)
Issuance of common stock	(2)	(1)	(2)
Dividends paid	(537)	(535)	(401)
Net Cash (used in) provided by Financing Activities	(215)	166	358
Net Decrease in Cash and Cash Equivalents	(8)	(59)	(58)
Cash and Cash Equivalents, Beginning of Year	8	67	125
Cash and Cash Equivalents, End of Year	$—	$8	$67

Supplemental Cash Flow Information
Cash paid for interest	$55	$52	$4
Cash payment (refund) for income taxes	$55	$(8)	$71

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
AVANGRID will file a consolidated federal income tax return that includes the taxable income or loss of all its subsidiaries for the 2018 tax period. Each subsidiary company is treated as a member of the consolidated group and determines its current and deferred taxes separately and settles its current tax liability or benefit each year directly with AVANGRID pursuant to a tax sharing agreement between AVANGRID and its members.

Note 2. Common Stock
As of December 31, 2018, AVANGRID share capital consisted of 500,000,000 shares of common stock authorized, 309,752,140 shares issued and 309,005,272 shares outstanding, 81.5% of which are owned by Iberdrola, each having a par value of $0.01, for a total value of common stock of $3 million and additional paid in capital of $13,657 million. As of December 31, 2017, AVANGRID share capital consisted of 500,000,000 shares of common stock authorized, 309,670,932 shares issued and 309,005,272 shares outstanding, 81.5% of which were owned by Iberdrola, each having a par value of $ $0.01, for a total value of common stock capital of $3 million and additional paid in of $13,653 million. AVANGRID had 485,810 shares of common stock held in trust and no convertible preferred shares outstanding as of both December 31, 2018 and 2017. During the year ended December 31, 2018, AVANGRID issued 81,208 shares of common stock and released no shares of common stock held in trust each having a par value of $0.01. During the year ended December 31, 2017, AVANGRID issued 70,493 shares of common stock and released 5,649 shares of common stock held in trust each having a par value of $0.01.
On April 28, 2016, AVANGRID entered into a repurchase agreement with J.P. Morgan Securities, LLC. (JPM), pursuant to which JPM will, from time to time, acquire, on behalf of AVANGRID, shares of common stock of AVANGRID. The purpose of the stock repurchase program is to allow AVANGRID to maintain the relative ownership percentage of Iberdrola at 81.5%. The stock repurchase program may be suspended or discontinued at any time upon notice. Out of 261,058 treasury shares of common stock of AVANGRID as of December 31, 2018, 115,831 shares were repurchased during 2017, 64,019 shares were repurchased in May 2017 and 81,208 shares were repurchased in May 2018, all in the open market. The total cost of repurchase, including commissions, was $12 million as of December 31, 2018.
On February 13, 2019, the board of directors of AVANGRID declared a quarterly dividend of $0.44 per share on its common stock. This dividend is payable on April 1, 2019 to shareholders of record at the close of business on March 8, 2019.
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
Note 4. Cash Dividends Paid by Subsidiaries
Cash dividends paid by subsidiaries are as follows:

Years ended December 31,	2018	2017	2016
(In millions)
AVANGRID Networks	$116	$308	$220
AVANGRID Renewables	—	—	200
	$116	$308	$420
In December 2018 and December 2016, AVANGRID made a capital contribution of $50 million to each of its subsidiaries, UI and CMP, respectively. During 2018 and 2017, AVANGRID recorded a net non-cash contribution and dividend of $1,515 million and $1,318 million, respectively, to and from its subsidiaries to zero out their account balances of notes receivables and payables.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
AVANGRID's management assessed the effectiveness of AVANGRID's internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) ("COSO") in Internal Control-Integrated Framework. Based on this assessment, management determined that our internal control over financial reporting was effective as of December 31, 2018.
Our independent registered public accounting firm, KPMG LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears in Part II, Item 8 of this Form 10-K.
Changes in Internal Control
Other than the remediation efforts identified below to remediate the material weakness disclosed in the 2017 Form 10-K, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the period covered by this Annual Report on Form 10-K that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Material Weakness Remediation
As disclosed in Part II. Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the year ended December 31, 2017, we identified a material weakness in internal control over financial reporting related to the measurement and disclosure of income taxes.

Our management, with oversight from the Audit and Compliance Committee of the Board of Directors, conducted the following remediation efforts that effectively remediated the material weakness as of December 31, 2018:

–
Further accelerated the deadline of key activities to allow sufficient time for the execution of consolidated deferred income tax controls that were further refined during 2018 that management has determined through testing are more precise;

–
Further increased the capabilities of income tax accounting resources to devote additional time and internal control resources to consolidated income tax accounting and reporting processes and controls; and

–
Enhanced the automation of certain income tax processes and controls to allow for the more timely completion and enhanced review of internal controls surrounding consolidated deferred income tax financial information and disclosures.

During the fourth quarter of fiscal 2018, we completed our testing of the operating effectiveness of the implemented controls and found them to be effective. As a result, we have concluded that the material weakness has been remediated as of December 31, 2018.
Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
For information regarding our executive officers, see Part I of this Annual Report on Form 10-K. Additional information required by this item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018.

Item 11. Executive Compensation.
The information required by this item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018.

Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018.

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

Exhibit Number	Exhibit Description

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

10.9
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

10.11
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

10.13
Agreement and Release dated September 25, 2009 between Robert Daniel Kump and Iberdrola USA Management Corporation (formerly Energy East Management Corporation) (incorporated herein by reference to Exhibit 10.31 to Form S-4/A filed with the Securities and Exchange Commission on September 9, 2015). †

10.14
Form of Indemnification Agreement between Avangrid, Inc. (formerly Iberdrola USA, Inc.) and its directors and officers (incorporated herein by reference to Exhibit 10.32 to Form S-4/A filed with the Securities and Exchange Commission on October 21, 2015).†

Exhibit Number	Exhibit Description
10.15
UIL Holdings Corporation 2008 Stock and Incentive Compensation Plan as Amended and Restated May 14, 2013 (incorporated herein by reference to Exhibit 99.1 to Form S-8 filed with the Securities and Exchange Commission on December 16, 2015).†

10.16
UIL Holdings Corporation Deferred Compensation Plan Grandfathered Benefits Provisions, dated August 4, 2008 (incorporated herein by reference to Exhibit 99.2 to Form S-8 filed with the Securities and Exchange Commission on December 16, 2015).†

10.17
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

10.19
First Amendment, dated August 4, 2008, to Employment Agreement, dated as of July 8, 2005, between The United Illuminating Company and Richard J. Nicholas (incorporated herein by reference to Exhibit 10.14a of UIL Holdings Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).†

10.20
Amended and Restated UIL Holdings Corporation Change In Control Severance Plan II, dated August 4, 2008 (incorporated herein by reference to Exhibit 10.28a of UIL Holdings Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).†

10.21
Employment Agreement, dated as of January 1, 2016, among Avangrid, Inc., Avangrid Service Company  and James P. Torgerson (incorporated herein by reference to Exhibit 10.1 to AVANGRID’s Current Report on Form 8-K filed with the SEC on April 22, 2016).†

10.22
Commercial Paper/Certificates of Deposit Issuing and Paying Agent Agreement dated May 13, 2016 among Avangrid, Inc., as Issuer, and Bank of America, National Association, as Issuing and paying Agent (incorporated herein by reference to Exhibit 10.1 of AVANGRID’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.23
Form of Commercial Paper Dealer Agreement among Avangrid, Inc., as Issuer, and various Dealers (incorporated herein by reference to Exhibit 10.2 of AVANGRID’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.24	Form of Performance Stock Unit Grant Agreement (incorporated herein by reference to Exhibit 10.1 to AVANGRID’s Current Report on Form 8-K filed with the SEC on July 19, 2016).†

10.25	Avangrid, Inc. Omnibus Incentive Plan (incorporated herein by reference to Form S-8 filed with the SEC on July 21, 2016).†

10.26
Uncommitted Line of Credit for Standby Letters of Credit Agreement, dated as of December 2, 2016, between Avangrid, Inc. and Crédit Agricole Corporate (incorporated herein by reference to Exhibit 10.44 of AVANGRID’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 2016).

10.27
Substitution Agreement, dated as of December 19, 2016, between UIL Holdings Corporation and Avangrid, Inc. (incorporated herein by reference to Exhibit 10.45 of AVANGRID’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 2016).

10.28	Amended and Restated Avangrid, Inc. Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 of AVANGRID’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).†

10.29
Offer Letter, dated March 5, 2015, between Sheila Duncan and Avangrid Management Company (as assignee of Avangrid Service Company, which was formerly known as Iberdrola USA Management Corporation) (incorporated herein by reference to Exhibit 10.2 of AVANGRID’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).†

Exhibit Number	Exhibit Description

10.30	Customer Liquidity Agreement, dated December 1, 2017, between Avangrid, Inc., Bank of America, National Association, Iberdrola, S.A., Iberdrola Mexico, S.A. de C.V., and Scottish Power Ltd.

10.31
Underwriting Agreement, dated November 16, 2017, by and among the Avangrid, Inc., BBVA Securities Inc., BNP Paribas Securities Corp., Citigroup Global Markets Inc., and Wells Fargo Securities, LLC (incorporated herein by reference to Exhibit 1.1 to Form 8-K filed with the Securities and Exchange Commission on November 21, 2017).

10.32
Purchase Agreement, dated January 31, 2018, between Avangrid Renewables Holdings, Inc. and CCI U.S. Asset Holdings LLC (incorporated herein by reference to Exhibit 10.1 of AVANGRID’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).

10.33
Purchase Agreement, dated February 16, 2018, between Avangrid Renewables Holdings, Inc. and Amphora Gas Storage USA, LLC (incorporated herein by reference to Exhibit 10.2 of AVANGRID’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).

10.34
Restricted Stock Unit Grant Notice and Agreement dated June 7, 2018, between Avangrid, Inc. and James P. Torgerson (incorporated herein by reference to Exhibit 10.1 of AVANGRID’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).†

10.35
Transmission Service Agreement, dated June 13, 2018, between Central Maine Power Company and NSTAR Electric Company (d/b/a Eversource) (incorporated herein by reference to Exhibit 10.2 of AVANGRID’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).

10.36
Transmission Service Agreement, dated June 13, 2018, among Central Maine Power Company, Massachusetts Electric Company (d/b/a National Grid), and Nantucket Electric Company (d/b/a National Grid) (incorporated herein by reference to Exhibit 10.3 of AVANGRID’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).

10.37
Transmission Service Agreement, dated June 13, 2018, between Central Maine Power Company and Fitchburg Gas & Electric Light Company (d/b/a Unitil) (incorporated herein by reference to Exhibit 10.4 of AVANGRID’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).

10.38
Transmission Service Agreement, dated June 13, 2018, between Central Maine Power Company and H.Q. Energy Services (U.S.) Inc. (incorporated herein by reference to Exhibit 10.5 of AVANGRID’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).

10.39
Transmission Service Agreement, dated June 13, 2018, between Central Maine Power Company and H.Q. Energy Services (U.S.) Inc. (incorporated herein by reference to Exhibit 10.6 of AVANGRID’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).

10.40
Transmission Service Agreement, dated June 13, 2018, between Central Maine Power Company and H.Q. Energy Services (U.S.) Inc. (incorporated herein by reference to Exhibit 10.7 of AVANGRID’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).

10.41
Transmission Service Agreement, dated June 13, 2018, between Central Maine Power Company and H.Q. Energy Services (U.S.) Inc. (incorporated herein by reference to Exhibit 10.8 of AVANGRID’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).

10.42
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

Exhibit Number	Exhibit Description

10.43
Employment Agreement, effective as of July 8, 2018, between Douglas K. Stuver and Avangrid Management Company, LLC (incorporated herein by reference to Exhibit 10.1 to AVANGRID’s Current Report on Form 8-K filed with the SEC on July 20, 2018).†

10.44	Employment Agreement, effective September 27, 2018, between Peter Church and Avangrid Management Company, LLC.*†

10.45	Restricted Stock Unit Grant Notice and Agreement dated October 29, 2018, between Avangrid, Inc. and Peter Church.*†

10.46	Executive Variable Pay Plan (incorporated by reference to Exhibit 10.1 to AVANGRID's Current Report on Form 8-K filed with the SEC on February 21, 2018).†

10.47
First Amendment to Transmission Service Agreement dated October 9, 2018 by and between Central Maine Power Company and NSTAR Electric Company (d/b/a Eversource) (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed with the SEC on October 15, 2018).

10.48
First Amendment to Transmission Service Agreement dated October 9, 2018 by and among Central Maine Power Company, Massachusetts Electric Company (d/b/a National Grid) and Nantucket Electric Company (d/b/a National Grid) (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed with the SEC on October 15, 2018).

10.49
First Amendment to Transmission Service Agreement dated October 9, 2018 by and between Central Maine Power Company and Fitchburg Gas and Electric Light Company (d/b/a Unitil) (incorporated herein by reference to Exhibit 10.3 to Form 8-K filed with the SEC on October 15, 2018).

10.50	Amended and Restated Executive Variable Pay Plan (incorporated by reference to Exhibit 10.1 to AVANGRID's Current Report on Form 8-K filed with the SEC on February 20, 2019).†

21.1	Significant subsidiaries of the Registrant.*

23.1	Consent of KPMG LLP, independent registered public accounting firm of Avangrid, Inc.*

23.2	Consent of Ernst & Young LLP, independent registered public accounting firm of Avangrid, Inc.*

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.

†	Compensatory plan or agreement.

—	Confidential treatment has been requested for portions of this document. The omitted portions of this document have been submitted separately to the Securities and Exchange Commission.
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

Avangrid, Inc.
Date: March 1, 2019	By:	/s/ James P. Torgerson
James P. Torgerson
Director and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James P. Torgerson	Director and Chief Executive Officer (Principal Executive Officer)	March 1, 2019
James P. Torgerson
/s/ Douglas K. Stuver	Chief Financial Officer (Principal Financial Officer)	March 1, 2019
Douglas K. Stuver
/s/ Scott M. Tremble	Controller (Principal Accounting Officer)	March 1, 2019
Scott M. Tremble
/s/ Ignacio Sánchez Galán	Chairman of the Board	March 1, 2019
Ignacio Sánchez Galán
/s/ John E. Baldacci	Director	March 1, 2019
John E. Baldacci
/s/ Pedro Azagra Blázquez	Director	March 1, 2019
Pedro Azagra Blázquez
/s/ Arnold L. Chase	Director	March 1, 2019
Arnold L. Chase
/s/ Alfredo Elías Ayub	Director	March 1, 2019
Alfredo Elías Ayub
/s/ Carol L. Folt	Director	March 1, 2019
Carol L. Folt
/s/ John L. Lahey	Director	March 1, 2019
John L. Lahey
/s/ Santiago Martinez Garrido	Director	March 1, 2019
Santiago Martinez Garrido
/s/ Juan Carlos Rebollo Liceaga	Director	March 1, 2019
Juan Carlos Rebollo Liceaga
/s/ José Sáinz Armada	Director	March 1, 2019
José Sáinz Armada
/s/ Alan D. Solomont	Director	March 1, 2019
Alan D. Solomont
/s/ Elizabeth Timm	Director	March 1, 2019
Elizabeth Timm