Form 10-Q
period 2019-03-31
Avangrid, Inc.
filed 2019-05-02
CIK 1634997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of April 30, 2019, the registrant had 309,005,272 shares of common stock, par value $0.01, outstanding.

Avangrid, Inc.
REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2019

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
Form 10-K refers to Avangrid, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 1, 2019.
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Avangrid, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended March 31,
	2019	2018
(Millions, except for number of shares and per share data)
Operating Revenues	$1,842	$1,865
Operating Expenses
Purchased power, natural gas and fuel used	563	576
Loss from assets held for sale	—	5
Operations and maintenance	553	527
Depreciation and amortization	222	203
Taxes other than income taxes	163	151
Total Operating Expenses	1,501	1,462
Operating Income	341	403
Other Income and (Expense)
Other expense	(7)	(21)
Earnings from equity method investments	1	2
Interest expense, net of capitalization	(78)	(74)
Income Before Income Tax	257	310
Income tax expense	41	72
Net Income	216	238
Less: Net loss attributable to noncontrolling interests	(1)	(6)
Net Income Attributable to Avangrid, Inc.	$217	$244
Earnings Per Common Share, Basic	$0.70	$0.79
Earnings Per Common Share, Diluted	$0.70	$0.79
Weighted-average Number of Common Shares Outstanding:
Basic	309,491,082	309,513,640
Diluted	309,712,308	309,793,064

The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended March 31,
	2019	2018
(Millions)
Net Income	$216	$238
Other Comprehensive Income (Loss)
Unrealized loss during the period on derivatives qualifying as cash flow hedges, net of income tax $(10.9)	(29)	—
Reclassification to net income of loss (gains) on cash flow hedges, net of income taxes of $0.7 and $(7.5), respectively	2	(10)
Other Comprehensive Loss	(27)	(10)
Comprehensive Income	189	228
Less: Net loss attributable to noncontrolling interests	(1)	(6)
Comprehensive Income Attributable to Avangrid, Inc.	$190	$234

The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
As of	2019	2018
(Millions)
Assets
Current Assets
Cash and cash equivalents	$33	$36
Accounts receivable and unbilled revenues, net	1,264	1,142
Accounts receivable from affiliates	7	6
Derivative assets	13	16
Fuel and gas in storage	62	109
Materials and supplies	132	126
Prepayments and other current assets	255	229
Regulatory assets	232	299
Total Current Assets	1,998	1,963
Total Property, Plant and Equipment ($715 and $726 related to VIEs, respectively)	23,555	23,459
Operating lease right-of-use assets	81	—
Equity method investments	481	366
Other investments	57	58
Regulatory assets	2,612	2,640
Deferred income taxes regulatory	—	6
Other Assets
Goodwill	3,127	3,127
Intangible assets	321	323
Derivative assets	69	63
Other	307	162
Total Other Assets	3,824	3,675
Total Assets	$32,608	$32,167

The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
As of	2019	2018
(Millions, except share information)
Liabilities
Current Liabilities
Current portion of debt	$325	$394
Notes payable	798	587
Interest accrued	70	62
Accounts payable and accrued liabilities	1,084	1,132
Accounts payable to affiliates	35	58
Dividends payable	137	136
Taxes accrued	68	59
Operating lease liabilities	10	—
Derivative liabilities	64	44
Other current liabilities	304	327
Regulatory liabilities	258	205
Total Current Liabilities	3,153	3,004
Regulatory liabilities	3,253	3,223
Other Non-current Liabilities
Deferred income taxes	1,524	1,530
Deferred income	1,368	1,385
Pension and other postretirement	1,115	1,102
Operating lease liabilities	73	—
Derivative liabilities	99	97
Asset retirement obligations	220	217
Environmental remediation costs	330	339
Other	530	499
Total Other Non-current Liabilities	5,259	5,169
Non-current debt	5,487	5,368
Total Non-current Liabilities	13,999	13,760
Total Liabilities	17,152	16,764
Commitments and Contingencies
Equity
Stockholders’ Equity:
Common stock, $.01 par value, 500,000,000 shares authorized, 309,752,140 shares issued; 309,005,272 shares outstanding, respectively	3	3
Additional paid in capital	13,658	13,657
Treasury stock	(12)	(12)
Retained earnings	1,620	1,528
Accumulated other comprehensive loss	(111)	(72)
Total Stockholders’ Equity	15,158	15,104
Non-controlling interests	298	299
Total Equity	15,456	15,403
Total Liabilities and Equity	$32,608	$32,167

The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2019	2018
(Millions)
Cash Flow from Operating Activities:
Net income	$216	$238
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	222	203
Loss from assets held for sale	—	5
Regulatory assets/liabilities amortization and carrying cost	14	21
Pension cost	25	31
Earnings from equity method investments	(1)	(2)
Distributions of earnings received from equity method investments	2	3
Unrealized gain on marked-to-market derivative contracts	(3)	(8)
Deferred taxes	21	63
Other non-cash items	(2)	(4)
Changes in operating assets and liabilities:
Current assets	(43)	(1)
Noncurrent assets	(40)	(45)
Current liabilities	(44)	(22)
Noncurrent liabilities	(52)	115
Net Cash Provided by Operating Activities	315	597
Cash Flow from Investing Activities:
Capital expenditures	(425)	(399)
Contributions in aid of construction	10	7
Proceeds from sale of assets	3	67
Distributions received from equity method investments	2	2
Other investments and equity method investments, net	(116)	—
Net Cash Used in Investing Activities	(526)	(323)
Cash Flow from Financing Activities:
Non-current note issuance	194	—
Repayments of non-current debt	(43)	(2)
Receipts (repayments) of other short-term debt, net	211	(124)
Repayments of financing leases	(21)	(8)
Issuance of common stock	—	(2)
Distributions to noncontrolling interests	(3)	(11)
Contributions from noncontrolling interests	3	6
Dividends paid	(135)	(134)
Net Cash Provided by (Used in) Financing Activities	206	(275)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(5)	(1)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	43	46
Cash, Cash Equivalents and Restricted Cash, End of Period	$38	$45
Supplemental Cash Flow Information
Cash paid for interest, net of amounts capitalized	$58	$49
Cash paid/(refund) for income taxes	$2	$(17)
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(unaudited)

	Avangrid, Inc. Stockholders
(Millions, except for number of shares )	Number of shares (*)	Common Stock	Additional paid-in capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total
As of December 31, 2017	309,005,272	$3	$13,653	$(8)	$1,475	$(46)	$15,077	$19	$15,096
Adoption of accounting standards	—	—	—	—	(3)	(1)	(4)	140	136
Net income (loss)	—	—	—	—	244	—	244	(6)	238
Other comprehensive loss, net of tax of $(7.5)	—	—	—	—	—	(10)	(10)	—	(10)
Comprehensive income									228
Dividends declared, $0.432/share	—	—	—	—	(134)	—	(134)	—	(134)
Issuance of common stock	81,208	—	1	—	(3)	—	(2)	—	(2)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(11)	(11)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	6	6
As of March 31, 2018	309,086,480	$3	$13,654	$(8)	$1,579	$(57)	$15,171	$148	$15,319
As of December 31, 2018	309,005,272	$3	$13,657	$(12)	$1,528	$(72)	$15,104	$299	$15,403
Adoption of accounting standards	—	—	—	—	11	(12)	(1)	—	(1)
Net income (loss)	—	—	—	—	217	—	217	(1)	216
Other comprehensive loss, net of tax of $(10.2)	—	—	—	—	—	(27)	(27)	—	(27)
Comprehensive income									189
Dividends declared, $0.44/share	—	—	—	—	(136)	—	(136)	—	(136)
Stock-based compensation	—	—	1	—	—	—	1	—	1
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3)	(3)
Contributions from noncontrolling interests	—	—	—	—		—	—	3	3
As of March 31, 2019	309,005,272	$3	$13,658	$(12)	$1,620	$(111)	$15,158	$298	$15,456
(*) Par value of share amounts is $0.01
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 1. Background and Nature of Operations
Avangrid, Inc., formerly Iberdrola USA, Inc. (AVANGRID, we or the Company), is an energy services holding company engaged in the regulated energy transmission and distribution business through its principal subsidiary, Avangrid Networks, Inc. (Networks), and in the renewable energy generation business through its principal subsidiary, Avangrid Renewables Holding, Inc. (ARHI). ARHI in turn holds subsidiaries including Avangrid Renewables, LLC (Renewables). Iberdrola, S.A. (Iberdrola), a corporation organized under the laws of the Kingdom of Spain, owns 81.5% the outstanding common stock of AVANGRID. The remaining outstanding shares are publicly traded on the New York Stock Exchange and owned by various shareholders.
Note 2. Basis of Presentation
The accompanying notes should be read in conjunction with the notes to the consolidated financial statements of Avangrid, Inc. and subsidiaries as of December 31, 2018 and 2017 and for the three years ended December 31, 2018 included in AVANGRID’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
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
We believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly our condensed consolidated balance sheets, condensed consolidated statements of income, comprehensive income, cash flows and changes in equity for the interim periods described herein. All such adjustments are of a normal and recurring nature, except as otherwise disclosed. The results for the three months ended March 31, 2019, are not necessarily indicative of the results for the entire fiscal year ending December 31, 2019.
Note 3. Significant Accounting Policies and New Accounting Pronouncements
As of March 31, 2019, the new accounting pronouncements that we have adopted as of January 1, 2019, and reflected in our condensed consolidated financial statements are described below. There have been no other material changes to the significant accounting policies described in our consolidated financial statements as of December 31, 2018 and 2017, and for the three years ended December 31, 2018, except for the leases accounting policy described below.
Significant Accounting Policies
Leases
We determine if an arrangement is a lease at inception. We classify a lease as a finance lease if it meets any one of specified criteria that in essence transfers ownership of the underlying asset to us by the end of the lease term. If a lease does not meet any of those criteria, we classify it as an operating lease. On our condensed consolidated balance sheets, we include, for operating leases: "Operating lease right-of-use (ROU) assets", and "Operating lease liabilities (current and non-current)"; and for finance leases: finance lease ROU assets in "Other assets," and liabilities in "Other current liabilities" and "Other liabilities."
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. We recognize lease ROU assets and liabilities at commencement of an arrangement based on the present value of lease payments over the lease term. Most of our leases do not provide an implicit rate, so we use our incremental borrowing rate based on information available at the lease commencement date to determine the present value of future payments. A lease ROU asset also includes any lease payments made at or before commencement date, minus any lease incentives received, and includes initial direct costs incurred. We do not record leases with an initial term of 12 months or less on the balance sheet, for all classes of underlying assets, and we recognize lease expense for those leases on a straight-line basis over the lease term. We include variable lease payments that depend on an index or a rate in the ROU asset and lease liability measurement based on the index or rate at the commencement date, or upon a modification. We do not include variable lease payments that do not depend on an index or a rate in the ROU asset and lease liability measurement. A lease term includes options to extend or terminate the lease when it is reasonably certain that we will exercise that option. We recognize lease (rent) expense for operating lease payments on a straight-line basis over the lease term, or for our regulated companies we recognize the amount eligible for recovery under their rate plans. We amortize finance lease ROU assets on a straight-line basis over the lease term and recognize interest expense based on the outstanding lease liability.
We have lease agreements with lease and nonlease components, and account for lease components and associated nonlease components together as a single lease component, for all classes of underlying assets.
Adoption of New Accounting Pronouncements
(a) Leases
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) Topic 842, Leases, with subsequent amendments issued in 2018. The new leases guidance affects all companies and organizations that lease assets, and requires them to record on their balance sheet ROU assets and lease liabilities for the rights and obligations created by those leases. Under ASC 842, a lease is an arrangement that conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The new guidance retains a distinction between finance leases and operating leases, while requiring companies to recognize both types of leases on their balance sheet. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the criteria for distinguishing between capital leases and operating leases in legacy U.S. GAAP - ASC 840. Lessor accounting remains substantially the same as ASC 840, but with some targeted improvements to align lessor accounting with the lessee accounting model and with the revised revenue recognition guidance under ASC 606. The new standard and amendments require new qualitative and quantitative disclosures for both lessees and lessors.
We adopted ASC 842 effective January 1, 2019, and elected the optional transition method under which we initially applied the standard on that date without adjusting amounts for prior periods, which we continue to present in accordance with ASC 840, including related disclosures. We recorded the cumulative effect of applying the new leases guidance as an adjustment to beginning retained earnings. In connection with our adoption, we:

•
did not elect the package of three practical expedients available under the transition provisions which would have allowed us to not reassess: (i) whether expired or existing contracts were or contained leases, (ii) the lease classification for expired or existing leases, and (iii) whether previously capitalized initial direct costs for existing leases would qualify for capitalization under ASC 842.

•	elected the land easement practical expedient and did not reassess land easements that did not meet the definition of a lease prior to adoption.

•	used hindsight for determining the lease term and assessing the likelihood that a lease purchase option will be exercised in applying the new leases guidance.

•	did not separate lease and associated non-lease components for transitioned leases, but instead are accounting for them together as a single lease component.
In March 2019, the FASB issued additional amendments to ASC 842 for minor codification improvements, which we early applied effective January 1, 2019, with no material effect to our consolidated results of operations, financial position and cash flows.

The cumulative effects of the changes to our condensed consolidated balance sheet as of January 1, 2019, were as follows:

	Balance at December 31, 2018	Adjustments Due to Topic 842	Balance at January 1, 2019
(Millions)
Assets
Total Property, Plant and Equipment	$23,459	$(147)	$23,312
Operating lease right-of-use assets	—	82	82
Other assets	162	146	308
Liabilities
Current portion of debt	$394	$(28)	$366
Operating lease liabilities, current	—	8	8
Other current liabilities	327	28	355
Operating lease liabilities, long-term	—	74	74
Other non-current liabilities	499	61	560
Non-current debt	5,368	(61)	5,307
Equity
Retained earnings	$1,528	$(1)	$1,527
Our adoption did not change the classification of lease-related expenses in our condensed consolidated statements of income, and we do not expect significant changes to our pattern of expense recognition. Certain contracts previously classified as lessor leases, consisting mainly of Renewables’ power purchase agreements, no longer meet the definition of a lease under ASC 842. As such, these contracts are accounted for under other U.S. GAAP, but there were no changes to our pattern of revenue recognition. As a result, we expect our adoption will not materially affect our cash flows.
In comparison to our operating leases obligations disclosed as of December 31, 2018, certain land easement contracts that previously met the definition of a lease do not meet the ASC 842 definition of a lease, and therefore we excluded them from the transition adjustment. Our accounting for finance (formerly capital) leases is substantially unchanged. Refer to Note 8 for further details.
(b) Targeted improvements to accounting for hedging activities
In August 2017, the FASB issued targeted amendments with the objective to better align hedge accounting with an entity’s risk management activities in the financial statements, and to simplify the application of hedge accounting. The amendments address concerns of financial statement preparers over difficulties with applying hedge accounting and limitations for hedging both nonfinancial and financial risks and concerns of financial statement users over how hedging activities are reported in financial statements. The amended presentation and disclosure guidance is required only prospectively. Changes to the hedge accounting guidance to address those concerns will: 1) expand hedge accounting for nonfinancial and financial risk components and amend measurement methodologies to more closely align hedge accounting with an entity’s risk management activities; 2) eliminate the separate measurement and reporting of hedge ineffectiveness, to reduce the complexity of preparing and understanding hedge results; 3) enhance disclosures and change the presentation of hedge results to align the effects of the hedging instrument and the hedged item in order to enhance transparency, comparability and understandability of hedge results; and 4) simplify the way assessments of hedge effectiveness may be performed to reduce the cost and complexity of applying hedge accounting. The amendments ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness going forward. We adopted the hedge accounting amendments January 1, 2019, and had no cumulative-effect adjustment to retained earnings because there were no amounts of ineffectiveness recorded for any existing hedges as of that date. Concurrently with the above targeted improvements, we adopted the additional amendments the FASB issued in October 2018 that permit use of the Overnight Index Swap rate based on the Secured Overnight Financing Rate as a U.S. benchmark interest rate for hedge accounting purposes. Use of that rate is in addition to the already eligible benchmark interest rates, which are: interest rates on direct Treasury obligations of the U.S. government, the London Interbank Offered Rate swap rate, the OIS Rate based on the Fed Funds Effective Rate and the Securities Industry and Financial Markets Association Municipal Swap Rate.
(c) Reclassification of certain tax effects from accumulated other comprehensive income
In February 2018, the FASB issued amendments to address a financial reporting issue that arose as a consequence of the Tax Cuts and Jobs Act of 2017 (the Tax Act) that the U.S. federal government enacted on December 22, 2017. Under previous guidance, an entity was required to include the adjustment of deferred taxes for the effect of a change in tax laws or rates in income from continuing operations, thus the associated tax effects of items within AOCI (referred to as stranded tax effects) did not reflect the appropriate tax rate. The amendments allow a reclassification from AOCI to retained earnings to eliminate the stranded tax effects resulting from the Tax Act. The amendments only relate to the reclassification of the income tax effects of the Tax Act, and do not affect the underlying guidance that requires the effect of a change in tax laws or rates to be included in income from continuing operations. We adopted the amendments effective January 1, 2019, and elected to reclassify the stranded tax effects of the Tax Act from AOCI to retained earnings at the beginning of the period of adoption. As a result, we reclassified approximately $12 million from AOCI to retained earnings within our condensed consolidated statements of changes in equity.
Accounting Pronouncements Issued But Not Yet Adopted
There have been no new accounting pronouncements issued since December 31, 2018, but not yet adopted that have an effect on our condensed consolidated financial statements.
Note 4. Revenue
We recognize revenue when we have satisfied our obligations under the terms of a contract with a customer, which generally occurs when the control of promised goods or services transfers to the customer. We measure revenue as the amount of consideration we expect to receive in exchange for providing those goods or services. Contracts with customers may include multiple performance obligations. For such contracts, we allocate revenue to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices based on the prices charged to customers. Certain revenues are not within the scope of ASC 606, such as revenues from leasing, derivatives, other revenues that are not from contracts with customers and other contractual rights or obligations, and we account for such revenues in accordance with the applicable accounting standards. We exclude from revenue amounts collected on behalf of third parties, including any such taxes collected from customers and remitted to governmental authorities. We do not have any significant payment terms that are material because we receive payment at or shortly after the point of sale.
The following describes the principal activities, by reportable segment, from which we generate revenue. For more detailed information about reportable segments, refer to Note 14.
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
The performance obligation in all arrangements is satisfied over time because the customer simultaneously receives and consumes the benefits as Networks delivers or sells the electricity or natural gas or provides the delivery or transmission service.
Certain Networks entities record revenue from Alternative Revenue Programs (ARPs), which is not ASC 606 revenue. Such programs represent contracts between the utilities and their regulators. The Networks ARPs include revenue decoupling mechanisms, other ratemaking mechanisms, annual revenue requirement reconciliations and other demand side management programs.
Networks also has various other sources of revenue including billing, collection, other administrative charges, sundry billings, rent of utility property and miscellaneous revenue. It classifies such revenues as other ASC 606 revenues to the extent they are not related to revenue generating activities from leasing, derivatives or ARPs.

Renewables Segment
Renewables derives its revenue primarily from the sale of energy, transmission, capacity and other related charges from its renewable wind, solar and thermal energy generating sources. For such revenues, we will recognize revenues in an amount derived from the commodities delivered and from services as they are made available. Renewables has bundled power purchase agreements consisting of electric energy, transmission, capacity and/or renewable energy credits (RECs). The related contracts are generally long-term with no stated contract amount, that is, the customer is entitled to all of the unit’s output. Renewables also has unbundled sales of electric energy and capacity, RECs and natural gas, which are generally for periods of less than a year. The performance obligations in substantially all of both bundled and unbundled arrangements for electricity and natural gas are satisfied over time, for which we record revenue based on the amount invoiced to the customer for the actual energy delivered. The performance obligation for stand-alone RECs is satisfied at a point in time, for which we record revenue when the performance obligation is satisfied upon delivery of the REC.
Renewables classifies certain contracts for the sale of electricity as derivatives, in accordance with the applicable accounting standards. Renewables also has revenue from its energy trading operations, which it generally classifies as derivative revenue. However, trading contracts not classified as derivatives are within the scope of Topic 606, with the performance obligation of the delivery of energy (electricity, natural gas) and settlement of the contracts satisfied at a point in time at which time we recognize the revenue. Renewables also has other Topic 606 revenue, which we recognize based on the amount invoiced to the customer.
Other
Other, which does not represent a segment, derives its revenues primarily from providing natural gas storage services to customers, gas trading operations generally classified as derivative revenue in accordance with the applicable accounting standards, gas trading contracts not classified as derivatives and other miscellaneous revenues including intersegment eliminations.
Contract Costs and Contract Liabilities
We recognize an asset for incremental costs of obtaining a contract with a customer when we expect the benefit of those costs to be longer than one year. We have contract assets for costs from development success fees, which we paid for during the solar asset development period in 2018, and will amortize ratably into expense over the 15-year life of the power purchase agreement (PPA), expected to commence in December 2021 upon commercial operation. We also have a contract asset for costs incurred to cancel a PPA, which we will amortize over the 10-year expected life of a new replacement PPA to be signed for the development project that will commence upon completion of the project. Contract assets totaled $12 million and $9 million at March 31, 2019 and December 31, 2018, respectively, and are presented in "Other non-current assets" on our condensed consolidated balance sheets.
We have contract liabilities for revenue from transmission congestion contract (TCC) auctions, for which we receive payment at the beginning of an auction period, and amortize ratably each month into revenue over the applicable auction period. The auction periods range from six months to two years. TCC contract liabilities totaled $5 million and $9 million at March 31, 2019 and December 31, 2018, respectively, and are presented in "Other current liabilities" on our condensed consolidated balance sheets. We recognized $5 million and $4 million as revenue during the three months ended March 31, 2019 and 2018.
Revenues disaggregated by major source for our reportable segments for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31, 2019
	Networks	Renewables	Other (b)	Total
(Millions)
Regulated operations – electricity	$913	$—	$—	$913
Regulated operations – natural gas	625	—	—	625
Nonregulated operations – wind	—	182	—	182
Nonregulated operations – solar	—	5	—	5
Nonregulated operations – thermal	—	16	—	16
Nonregulated operations – gas storage	—	—	—	—
Other(a)	37	(7)	(4)	26
Revenue from contracts with customers	1,575	196	(4)	1,767
Leasing revenue	1	—	—	1
Derivative revenue	—	41	—	41
Alternative revenue programs	16	—	—	16
Other revenue	12	5	—	17
Total operating revenues	$1,604	$242	$(4)	$1,842

	Three Months Ended March 31, 2018
	Networks	Renewables	Other (b)	Total
(Millions)
Regulated operations – electricity	$926	$—	$—	$926
Regulated operations – natural gas	572	—	—	572
Nonregulated operations – wind	—	168	—	168
Nonregulated operations – solar	—	2	—	2
Nonregulated operations – thermal	—	13	—	13
Nonregulated operations – gas storage	—	—	4	4
Other(a)	25	(23)	15	17
Revenue from contracts with customers	1,523	160	19	1,702

Leasing revenue	9	81	—	90
Derivative revenue	—	43	10	53
Alternative revenue programs	19	—	—	19
Other revenue	1	—	—	1
Total operating revenues	$1,552	$284	$29	$1,865

(a)	Primarily includes certain intra-month trading activities, billing, collection, and administrative charges, sundry billings, and other miscellaneous revenue.

(b)	Does not represent a segment. Includes Corporate, Gas and intersegment eliminations.
Refer to Note 3 for details on the adoption of ASC 842 including a discussion regarding the classification of lease revenues.
As of March 31, 2019 and December 31, 2018, accounts receivable balances related to contracts with customers were approximately $1,203 million and $1,118 million, respectively, including unbilled revenues of $342 million and $374 million, which are included in “Accounts receivable and unbilled revenues, net” on our condensed consolidated balance sheets.
As of March 31, 2019, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) were as follows:

As of March 31, 2019	2020	2021	2022	2023	2024	Thereafter	Total
(Millions)
Revenue expected to be recognized on multiyear retail energy sales contracts in place	$1	$1	$1	$1	$1	$—	$5
Revenue expected to be recognized on multiyear capacity and carbon-free energy sale contracts	15	13	9	3	1	—	41
Revenue expected to be recognized on multiyear renewable energy credit sale contracts	15	10	5	4	3	9	46
Total operating revenues	$31	$24	$15	$8	$5	$9	$92
We do not disclose information about remaining performance obligations for contracts with usage-based pricing terms.
Note 5. Regulatory Assets and Liabilities
Pursuant to the requirements concerning accounting for regulated operations, our utilities capitalize, as regulatory assets, incurred and accrued costs that are probable of recovery in future electric and natural gas rates. We base our assessment of whether recovery is probable on the existence of regulatory orders that allow for recovery of certain costs over a specific period, or allow for reconciliation or deferral of certain costs. When costs are not treated in a specific order, we use regulatory precedent to determine if recovery is probable. Our operating utilities also record, as regulatory liabilities, obligations to refund previously collected revenue or to spend revenue collected from customers on future costs. The primary items that are not included in the rate base or accruing carrying costs are the regulatory assets for qualified pension and other postretirement benefits, which reflect unrecognized actuarial gains and losses; debt premium; environmental remediation costs, which are primarily the offset of accrued liabilities for future spending; unfunded future income taxes, which are the offset to the unfunded future deferred income tax liability recorded; asset retirement obligations; hedge losses; and contracts for differences. The total net amount of these items is approximately $1,775 million.

On August 25, 2014, the Maine Public Utility Commission (MPUC) approved a stipulation agreement that provided for a distribution rate increase for Central Maine Power (CMP) of approximately $24.3 million, effective July 1, 2014, with an allowed return on equity (ROE) of 9.45% and an allowed equity ratio of 50%. The stipulation provided for the implementation of a revenue decoupling mechanism (RDM), reserve accounting and sharing of incremental storm costs, a separate proceeding for recovery of a new billing system and no earning sharing. On May 29, 2018, a ten-person complaint was filed with the MPUC against CMP, Networks and AVANGRID. The complaint requested that the MPUC open a rate case to determine if CMP is making excessive returns on investment and, therefore, whether CMP’s retail rates should be lower. The complaint also requested the MPUC deny certain costs associated with the October 2017 windstorm. On July 24, 2018, the MPUC issued an order dismissing the complaint and its associated request to deny the recovery of costs associated with the October 2017 windstorm. The order initiated an investigation into CMP’s rates and revenue requirement and directed CMP to make a filing consistent with the requirements for a general rate case no later than October 15, 2018. Consistent with the order in the ten-person complaint proceeding, on August 7, 2018, the MPUC issued a Notice of Investigation, opening the proceeding in which CMP would make its rate case filing and through which the MPUC will examine the rates and revenue requirements of CMP. On October 15, 2018, CMP filed a general rate case as directed by the MPUC requesting a ROE of 10% and an equity ratio of 55%. The company is proposing to use savings arising out of changes in federal taxation pursuant to the Tax Act to keep its distribution prices stable while making its electric system more reliable. The MPUC has established a ten-month process to review CMP’s filing and we expect a decision in October of 2019. CMP’s general rate case filing includes a proposal to enhance the resiliency of the energy grid by expanding vegetation management and pursuing additional reliability measures such as pole replacements and addition of tree wire in selected areas. Such investments are designed to strengthen CMP’s power grid so it can better stand up to severe weather. CMP is planning to use savings from the federal Tax Act to pay for the costs of resiliency programs, other investments in infrastructure and certain cost increases since 2014. On December 20, 2018, the MPUC released the findings of the forensic audit of CMP’s customer billing system and customer communication practices. On January 14, 2019, the MPUC issued an Order and Notice of Investigation initiating an investigation of CMP’s metering and billing practices and initiating a separate investigation of the audit of CMP’s customer service and communication practices and incorporating such investigation into the general rate case. On February 22, 2019, the MPUC issued the MPUC staff Bench Analysis (BA) on all revenue requirement issues in this case, including customer service issues. The BA includes, among other things, a proposal to reduce CMP’s existing distribution rates by $2.0 - $3.6 million, inclusive of one-time items from July 2018, and implement a management efficiency adjustment as part of the rate setting process to reduce CMP’s allowed ROE of 9.35% by 75 to 100 basis points. We cannot predict the outcome of this matter.
On June 15, 2016, the New York State Public Service Commission (NYPSC) approved the Joint Proposal filed with the NYPSC by New York State Electric & Gas Corporation (NYSEG) and Rochester Gas and Electric Corporation (RG&E) and by certain other signatory parties on February 19, 2016, in connection with a three-year rate plan for electric and gas service at NYSEG and RG&E effective May 1, 2016. Following the approval of the Joint Proposal most of the regulatory deferrals related to NYSEG are amortized over a five-year period, except the portion of storm costs to be recovered over 10 years, unfunded deferred taxes being amortized over a period of 50 years and plant-related tax items which are amortized over the life of associated plant. Annual amortization expense for NYSEG is approximately $16.5 million per rate year. RG&E items that are being amortized are plant- related tax items, which are amortized over the life of associated plant, and unfunded deferred taxes being amortized over a period of 50 years. A majority of the other items related to RG&E, which net to a regulatory liability, remain deferred and will not be amortized until future proceedings.
The approved Joint Proposal provides for annual rate increases and allowed rates of return on common equity of 9.0% for NYSEG and RG&E. The equity ratio for each company is 48%; however, the equity ratio is set at the actual up to 50% for earnings sharing calculation purposes. The customer share of any earnings above allowed levels increases as the ROE increases, with customers receiving 50%, 75% and 90% of earnings over 9.5%, 10.0% and 10.5% ROE, respectively, in the first rate year covering the period May 1, 2016 – April 30, 2017. The earnings sharing levels increase in rate year two (May 1, 2017 – April 30, 2018) to 9.65%, 10.15% and 10.65% ROE, respectively. The earnings sharing levels further increase in rate year three (May 1, 2018 – April 30, 2019) to 9.75%, 10.25% and 10.75% ROE, respectively. The rate plans also include the implementation of a rate adjustment mechanism (RAM) designed to return or collect certain defined reconciled revenues and costs, new depreciation rates, and continuation of the existing RDM for each company. NYSEG and RG&E intend to file rate cases in New York in May 2019 for new tariffs effective in the second quarter of 2020.
In December 2016, the Connecticut Public Utilities Regulatory Authority (PURA) approved new distribution rate schedules for The United Illuminating Company (UI) for three years, which became effective January 1, 2017, and which, among other things, provide for annual tariff increases and an ROE of 9.10% based on a 50% equity ratio, continued UI’s existing earnings sharing mechanism (ESM) pursuant to which UI and its customers share on a 50/50 basis all distribution earnings above the allowed ROE in a calendar year, continued the existing decoupling mechanism and approved the continuation of the requested storm reserve. Any dollars due to customers from the ESM continue to be first applied against any storm regulatory asset balance (if one exists at that time) or refunded to customers through a bill credit if such storm regulatory asset balance does not exist.

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
On June 29, 2018, Connecticut Natural Gas Corporation (CNG) filed an application with PURA for new tariffs to become effective January 1, 2019. On August 30, 2018, CNG entered into a settlement agreement with the Office of Consumer Counsel and PURA prosecutorial staff that provides for new rates effective January 1, 2019. The settlement agreement was approved by PURA on December 19, 2018. The settlement agreement included an increase in rates of $9.9 million in 2019, an increase of $4.6 million in 2020 and an increase of $5.2 million in 2021, for a total increase of $19.7 million over the three-year rate plan. The settlement agreement is based on an ROE of 9.30% and an equity ratio of 54.00% in 2019, 54.50% in 2020 and 55.00% in 2021.
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

Regulatory assets as of March 31, 2019 and December 31, 2018, respectively, consisted of:

	March 31,	December 31,
As of	2019	2018
(Millions)
Pension and other post-retirement benefits cost deferrals	$140	$141
Pension and other post-retirement benefits	1,105	1,138
Storm costs	360	346
Rate adjustment mechanism	12	18
Reliability support services	7	13
Revenue decoupling mechanism	6	7
Transmission revenue reconciliation mechanism	9	11
Electric supply reconciliation	—	2
Contracts for differences	99	97
Hardship programs	22	26
Deferred property tax	—	2
Plant decommissioning	9	11
Deferred purchased gas	6	37
Deferred transmission expense	4	11
Environmental remediation costs	275	278
Debt premium	104	118
Unamortized losses on reacquired debt	22	23
Unfunded future income taxes	371	371
Federal tax depreciation normalization adjustment	156	157
Asset retirement obligation	18	18
Deferred meter replacement costs	27	29
Deferred income taxes regulatory	—	6
Other	92	85
Total regulatory assets	2,844	2,945
Less: current portion	232	299
Total non-current regulatory assets	$2,612	$2,646
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
“Storm costs” for CMP, NYSEG, RG&E and UI are allowed in rates based on an estimate of the routine costs of service restoration. The companies are also allowed to defer service restoration costs resulting from major storms when they meet certain criteria for severity and duration. As of March 31, 2019, the significant amounts deferred in storm costs include balances of $87 million and $58 million at NYSEG being recovered over ten-year and five-year periods, respectively, from the approval of the Joint Proposal by the NYPSC, and $144 million and $49 million at NYSEG and RG&E, respectively, not included in the Joint Proposal. The recovery of amounts not included in the Joint Proposal will be determined in future proceedings.
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
“Unfunded future income taxes” represent unrecovered federal and state income taxes primarily resulting from regulatory flow through accounting treatment and are the offset to the deferred income tax liability recorded. The income tax benefits or charges for certain plant related timing differences, such as removal costs, are immediately flowed through to, or collected from, customers. This amount is being amortized as the amounts related to temporary differences that give rise to the deferrals are recovered in rates. Following the approval of the Joint Proposal by the NYPSC, these amounts will be collected over a period of fifty years, and the NYPSC staff has initiated an audit, as required, of the unfunded future income taxes and other tax assets to verify the balances.
“Asset retirement obligations” (ARO) represents the differences in timing of the recognition of costs associated with our AROs and the collection of such amounts through rates. This amount is being amortized at the related depreciation and accretion amounts of the underlying liability.
“Deferred property taxes” represents the customer portion of the difference between actual expense for property taxes and the amount provided for in rates. The amount for NYSEG and RG&E is being amortized over a five-year period following the approval of the Joint Proposal by the NYPSC.
“Federal tax depreciation normalization adjustment” represents the revenue requirement impact of the difference in the deferred income tax expense required to be recorded under the IRS normalization rules and the amount of deferred income tax expense that was included in cost of service for rate years covering 2011 forward. The recovery period in New York is from 27 to 39 years and for CMP this will be determined in future MPUC rate proceedings.
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

Regulatory liabilities as of March 31, 2019 and December 31, 2018, respectively, consisted of:

	March 31,	December 31,
As of	2019	2018
(Millions)
Non by-passable charges	$—	$3
Energy efficiency portfolio standard	75	56
Gas supply charge and deferred natural gas cost	20	4
Transmission revenue reconciliation mechanism	8	7
Pension and other post-retirement benefits cost deferrals	93	97
Carrying costs on deferred income tax bonus depreciation	66	72
Carrying costs on deferred income tax - Mixed Services 263(a)	19	20
2017 Tax Act	1,525	1,509
Revenue decoupling mechanism	24	19
Rate adjustment mechanism	—	6
Hedges gains	4	5
Accrued removal obligations	1,161	1,153
Asset sale gain account	10	10
Economic development	29	28
Merger capital expense target customer credit account	6	6
Positive benefit adjustment	39	39
New York state tax rate change	8	7
Theoretical reserve flow thru impact	18	19
Deferred property tax	31	25
Net plant reconciliation	19	19
Variable rate debt	54	49
Rate refund – FERC ROE proceeding	30	29
Transmission congestion contracts	22	21
Merger-related rate credits	17	18
Accumulated deferred investment tax credits	14	14
Asset retirement obligation	13	13
Earning sharing provisions	17	17
Middletown/Norwalk local transmission network service collections	20	19
Excess generation service charge	—	7
Low income programs	37	38
Non-firm margin sharing credits	13	10
Other	119	88
Total regulatory liabilities	3,511	3,428
Less: current portion	258	205
Total non-current regulatory liabilities	$3,253	$3,223
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
“Merger capital expense target customer credit account" was created as a result of NYSEG and RG&E not meeting certain capital expenditure requirements established in the order approving the purchase of AVANGRID (formerly Energy East Corporation) by Iberdrola. The amortization period is five years following the approval of the Joint Proposal by the NYPSC.
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
“Merger-related rate credits” resulted from the acquisition of UIL. This is being used to moderate increases in rates. For both the three months ended March 31, 2019 and 2018, $1 million of rate credits were applied against customer bills.
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
Note 6. Fair Value of Financial Instruments and Fair Value Measurements
We determine the fair value of our derivative assets and liabilities and non-current equity investments associated with Networks’ activities utilizing market approach valuation techniques:

•
Our securities portfolio, consisting of Rabbi Trusts for deferred compensation plans, is primarily equity securities and money market funds. We measure the fair value of our securities portfolio using observable, unadjusted quoted market prices in active markets for identical assets and include the measurements in Level 1.

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

We determine the fair value of our derivative assets and liabilities associated with Renewables activities utilizing market approach valuation techniques. Exchange-traded transactions, such as NYMEX futures contracts, that are based on quoted market prices in active markets for identical product with no adjustment are included in the Level 1 fair value. Contracts with delivery periods of two years or less which are traded in active markets and are valued with or derived from observable market data for identical or similar products such as over-the-counter NYMEX, foreign exchange swaps, and fixed price physical and basis and index trades are included in Level 2 fair value. Contracts with delivery periods exceeding two years or that have unobservable inputs or inputs that cannot be corroborated with market data for identical or similar products are included in Level 3 fair value. The unobservable inputs include historical volatilities and correlations for tolling arrangements and extrapolated values for certain power swaps. The valuation for this category is based on our judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists.
We determine the fair value of our interest rate swap derivative instruments based on a model whose inputs are observable, such as the London Interbank Offered Rate (LIBOR) forward interest rate curves. We include the fair value measurement for these contracts in Level 2 (See Note 7 for further discussion of interest rate swaps).
The carrying amounts for cash and cash equivalents, restricted cash, accounts receivable, accounts payable, notes payable, lease obligations and interest accrued approximate their estimated fair values and are considered Level 1.
Restricted cash was $5 million and $7 million as of March 31, 2019 and December 31, 2018, respectively, which is included in "Other Assets" on our condensed consolidated balance sheets.
The financial instruments measured at fair value as of March 31, 2019 and December 31, 2018, respectively, consisted of:

As of March 31, 2019	Level 1	Level 2	Level 3	Netting	Total
(Millions)
Equity investments with readily determinable fair values	$34	$—	$—	$—	$34
Derivative assets
Derivative financial instruments - power	12	25	99	(58)	78
Derivative financial instruments - gas	—	15	35	(50)	—
Contracts for differences	—	—	4	—	4
Total	12	40	138	(108)	82
Derivative liabilities
Derivative financial instruments - power	(11)	(57)	(49)	100	(17)
Derivative financial instruments - gas	—	(14)	(7)	16	(5)
Contracts for differences	—	—	(103)	—	(103)
Derivative financial instruments – other	—	(37)	(1)	—	(38)
Total	$(11)	$(108)	$(160)	$116	$(163)

As of December 31, 2018	Level 1	Level 2	Level 3	Netting	Total
(Millions)
Equity investments with readily determinable fair values	$37	$—	$—	$—	$37
Derivative assets
Derivative financial instruments - power	17	23	91	(59)	72
Derivative financial instruments - gas	1	20	36	(55)	2
Contracts for differences	—	—	5	—	5
Total	18	43	132	(114)	79
Derivative liabilities
Derivative financial instruments - power	(12)	(41)	(36)	77	(12)
Derivative financial instruments - gas	(1)	(23)	(7)	22	(9)
Contracts for differences	—	—	(102)	—	(102)
Derivative financial instruments - other	—	(16)	(2)	—	(18)
Total	$(13)	$(80)	$(147)	$99	$(141)
The reconciliation of changes in the fair value of financial instruments based on Level 3 inputs for the three months ended March 31, 2019 and 2018, respectively, is as follows:

	March 31,
(Millions)	2019	2018
Fair Value Beginning of Period,	$(15)	$6
Gains recognized in operating revenues	25	5
(Losses) recognized in operating revenues	(13)	(4)
Total gains recognized in operating revenues	12	1
Gains recognized in OCI	1	—
(Losses) recognized in OCI	(15)	(2)
Total gains recognized in OCI	(14)	(2)
Net change recognized in regulatory assets and liabilities	(2)	(11)
Purchases	—	(2)
Settlements	(3)	(1)
Fair Value as of March 31,	$(22)	$(9)
Gains for the period included in operating revenues attributable to the change in unrealized gains relating to financial instruments still held at the reporting date	$12	$1
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

As of March 31, 2019
Instruments	Instrument Description	Valuation Technique	Valuation Inputs	Index	Avg.	Max.	Min.
Fixed price power and gas swaps with delivery period > two years	Transactions with delivery periods exceeding two years	Transactions are valued against forward market prices on a discounted basis	Observable and extrapolated forward gas and power prices not all of which can be corroborated by market data for identical or similar products	NYMEX ($/MMBtu)	$2.93	$4.90	$2.40
				Indiana hub ($/MWh)	$30.74	$61.12	$19.10
				Mid C ($/MWh)	$24.66	$105.00	$(0.50)
				Minn hub ($/MWh)	$25.29	$52.17	$12.51
				NoIL hub ($/MWh)	$27.49	$55.39	$15.50
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

Range at
Unobservable Input	March 31, 2019
Risk of non-performance	0.37% - 0.63%
Discount rate	2.23% - 2.40%
Forward pricing ($ per KW-month)	$3.80 - $9.55
Fair Value of Debt
As of March 31, 2019 and December 31, 2018, debt consisted of first mortgage bonds, fixed and variable unsecured pollution control notes and other various non-current debt securities. The estimated fair value of debt amounted to $6,183 million and $5,952 million as of March 31, 2019 and December 31, 2018, respectively. The estimated fair value was determined, in most cases, by discounting the future cash flows at market interest rates. The interest rates used to make these calculations take into account the credit ratings of the borrowers in each case. All debt is considered Level 2 within the fair value hierarchy.
On January 15, 2019, UI, CNG, SCG and BGC issued $195 million in aggregate amount of notes and bonds with maturity dates ranging from 2029 to 2049 and interest rates ranging from 4.07% to 4.52%.
On April 1, 2019, NYSEG issued $12 million of Indiana County Industrial Development Authority Pollution Control Revenue Bonds in a private placement with a 2.65% interest rate and maturing in 2024.
Note 7. Derivative Instruments and Hedging
Our Networks and Renewables activities are exposed to certain risks, which are managed by using derivative instruments. All derivative instruments are recognized as either assets or liabilities at fair value on our condensed consolidated balance sheets in accordance with the accounting requirements concerning derivative instruments and hedging activities.
(a) Networks activities
The tables below present Networks' derivative positions as of March 31, 2019 and December 31, 2018, respectively, including those subject to master netting agreements and the location of the net derivative positions on our condensed consolidated balance sheets:

As of March 31, 2019	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$13	$4	$7	$2
Derivative liabilities	(7)	(2)	(18)	(95)
	6	2	(11)	(93)
Designated as hedging instruments
Derivative assets	—	—	—	—
Derivative liabilities	—	—	(1)	—
	—	—	(1)	—
Total derivatives before offset of cash collateral	6	2	(12)	(93)
Cash collateral receivable	—	—	—	2
Total derivatives as presented in the balance sheet	$6	$2	$(12)	$(91)

As of December 31, 2018	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$18	$6	$10	$3
Derivative liabilities	(10)	(3)	(21)	(93)
	8	3	(11)	(90)
Designated as hedging instruments
Derivative assets	—	—	—	—
Derivative liabilities	—	—	(2)	—
	—	—	(2)	—
Total derivatives before offset of cash collateral	8	3	(13)	(90)
Cash collateral receivable	—	—	—	—
Total derivatives as presented in the balance sheet	$8	$3	$(13)	$(90)

The net notional volumes of the outstanding derivative instruments associated with Networks activities as of March 31, 2019 and December 31, 2018, respectively, consisted of:

	March 31,	December 31,
As of	2019	2018
(Millions)
Wholesale electricity purchase contracts (MWh)	4.5	4.9
Natural gas purchase contracts (Dth)	7.0	7.8
Fleet fuel purchase contracts (Gallons)	2.1	2.1
Derivatives not designated as hedging instruments
NYSEG and RG&E have an electric commodity charge that passes through rates costs for the market price of electricity. They use electricity contracts, both physical and financial, to manage fluctuations in electricity commodity prices in order to provide price stability to customers. We include the cost or benefit of those contracts in the amount expensed for electricity purchased when the related electricity is sold. We record changes in the fair value of electric hedge contracts to derivative assets and/or liabilities with an offset to regulatory assets and /or regulatory liabilities, in accordance with the accounting requirements concerning regulated operations.
NYSEG and RG&E have purchased gas adjustment clauses that allow them to recover through rates any changes in the market price of purchased natural gas, substantially eliminating their exposure to natural gas price risk. NYSEG and RG&E use natural gas futures and forwards to manage fluctuations in natural gas commodity prices to provide price stability to customers. We include the cost or benefit of natural gas futures and forwards in the commodity cost that is passed on to customers when the related sales commitments are fulfilled. We record changes in the fair value of natural gas hedge contracts to derivative assets and/or liabilities with an offset to regulatory assets and/or regulatory liabilities in accordance with the accounting requirements for regulated operations.
The amounts for electricity hedge contracts and natural gas hedge contracts recognized in regulatory liabilities and assets as of March 31, 2019 and December 31, 2018 and amounts reclassified from regulatory assets and liabilities into income for the three months ended March 31, 2019 and 2018 are as follows:

(Millions)	Loss (Gain) Recognized in Regulatory Assets/Liabilities		Location of Loss (Gain) Reclassified from Regulatory Assets/Liabilities into Income	Loss (Gain) Reclassified from Regulatory Assets/Liabilities into Income
As of			Three Months Ended March 31,
March 31, 2019	Electricity	Natural Gas	2019	Electricity	Natural Gas
Regulatory assets	$2	$—	Purchased power, natural gas and fuel used	$4	$—
Regulatory liabilities	$(4)	$—

December 31, 2018			2018
Regulatory assets	$5	$—	Purchased power, natural gas and fuel used	$(6)	$2
Regulatory liabilities	$—	$—
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
PURA has determined that costs associated with these CfDs will be fully recoverable by UI and CL&P through electric rates, and UI has deferred recognition of costs (a regulatory asset) or obligations (a regulatory liability), including carrying costs. For those CfDs signed by CL&P, UI records its approximate 20% portion pursuant to the cost-sharing agreement noted above. As of March 31, 2019, UI has recorded a gross derivative asset of $4 million ($0 of which is related to UI’s portion of the CfD signed by CL&P), a regulatory asset of $99 million, a gross derivative liability of $103 million ($98 million of which is related to UI’s portion of the CfD signed by CL&P) and a regulatory liability of $0. As of December 31, 2018, UI had recorded a gross derivative asset of $5 million ($0 of which is related to UI’s portion of the CfD signed by CL&P), a regulatory asset of $97 million, a gross derivative liability of $102 million ($96 million of which is related to UI’s portion of the CfD signed by CL&P) and a regulatory liability of $0.
The unrealized gains and losses from fair value adjustments to these derivatives, which are recorded in regulatory assets, for the three months ended March 31, 2019 and 2018, respectively, were as follows:

	Three Months Ended March 31,
	2019	2018
(Millions)
Derivative assets	$(1)	$(2)
Derivative liabilities	$(1)	$(9)
Derivatives designated as hedging instruments
The effect of derivatives in cash flow hedging relationships on Other Comprehensive Income (OCI) and income for the three months ended March 31, 2019 and 2018, respectively, consisted of:

Three Months Ended March 31,	Gain Recognized in OCI on Derivatives (a)	Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2019
Interest rate contracts	$—	Interest expense	$2	$78
Commodity contracts	1	Purchased power, natural gas and fuel used	—	563
Total	$1		$2
2018
Interest rate contracts	$—	Interest expense	$2	$74
Total	$—		$2
(a) Changes in accumulated OCI are reported on a pre-tax basis.
The net loss in accumulated OCI related to previously settled forward starting swaps and accumulated amortization is $58.8 million and $60.8 million as of March 31, 2019 and December 31, 2018, respectively. We recorded $2.0 million in net derivative losses related to discontinued cash flow hedges for both the three months ended March 31, 2019 and 2018. We will amortize approximately $3.8 million of discontinued cash flow hedges for the remainder of 2019.
The unrealized loss of $0.9 million on hedge derivatives is reported in OCI because the forecasted transaction is considered to be probable as of March 31, 2019. We expect that $0.9 million of those losses will be reclassified into earnings within the next twelve months. The maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted fleet fuel transactions is twelve months.
(b) Renewables activities
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
Renewables will periodically designate derivative contracts as cash flow hedges for both its thermal and wind portfolios. The fair value changes are recorded in OCI. For thermal operations, Renewables will periodically designate both fixed price NYMEX gas contracts and natural gas basis swaps that hedge the fuel requirements of its Klamath Plant in Klamath, Oregon. Renewables will also designate fixed price power swaps at various locations in the U.S. market to hedge future power sales from its Klamath facility and various wind farms.

The net notional volumes of outstanding derivative instruments associated with Renewables activities as of March 31, 2019 and December 31, 2018, respectively, consisted of:

	March 31,	December 31,
As of	2019	2018
(MWh/Dth in millions)
Wholesale electricity purchase contracts	5	5
Wholesale electricity sales contracts	7	6
Natural gas and other fuel purchase contracts	29	29
Financial power contracts	11	11
Basis swaps – purchases	41	42
Basis swaps – sales	3	4
The fair values of derivative contracts associated with Renewables activities as of March 31, 2019 and December 31, 2018, respectively, consisted of:

	March 31,	December 31,
As of	2019	2018
(Millions)
Wholesale electricity purchase contracts	$32	$11
Wholesale electricity sales contracts	(32)	(12)
Natural gas and other fuel purchase contracts	(2)	(2)
Financial power contracts	57	55
Basis swaps – purchases	(4)	(6)
Total	$51	$46
The tables below present Renewables' derivative positions as of March 31, 2019 and December 31, 2018, respectively, including those subject to master netting agreements and the location of the net derivative position on our condensed consolidated balance sheets:

As of March 31, 2019	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$21	$103	$29	$16
Derivative liabilities	(3)	(5)	(53)	(36)
	18	98	(24)	(20)
Designated as hedging instruments
Derivative assets	—	1	1	2
Derivative liabilities	(3)	—	(9)	(20)
	(3)	1	(8)	(18)
Total derivatives before offset of cash collateral	15	99	(32)	(38)
Cash collateral receivable (payable)	(8)	(32)	17	30
Total derivatives as presented in the balance sheet	$7	$67	$(15)	$(8)

As of December 31, 2018	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$19	$96	$29	$17
Derivative liabilities	(5)	(3)	(48)	(35)
	14	93	(19)	(18)
Designated as hedging instruments
Derivative assets	2	1	2	4
Derivative liabilities	—	—	(7)	(10)
	2	1	(5)	(6)
Total derivatives before offset of cash collateral	16	94	(24)	(24)
Cash collateral receivable (payable)	(8)	(34)	9	17
Total derivatives as presented in the balance sheet	$8	$60	$(15)	$(7)
Derivatives not designated as hedging instruments
The effects of trading and non-trading derivatives associated with Renewables activities for the three months ended March 31, 2019, consisted of:

	Three Months Ended
	March 31, 2019
	Trading	Non-trading	Total amount per income statement
(Millions)
Operating Revenues
Wholesale electricity purchase contracts	$1	$—
Wholesale electricity sales contracts	—	(9)
Financial power contracts	(1)	(13)
Financial and natural gas contracts	(1)	(2)
Total loss included in operating revenues	$(1)	$(24)	$1,842

Purchased power, natural gas and fuel used
Wholesale electricity purchase contracts	—	20
Wholesale electricity sales contracts	—	—
Financial power contracts	—	1
Financial and natural gas contracts	—	7
Total gain included in purchased power, natural gas and fuel used	$—	$28	$563

Total (Loss) Gain	$(1)	$4
The effects of trading and non-trading derivatives associated with Renewables activities for the three months ended March 31, 2018, consisted of:

	Three Months Ended
	March 31, 2018
(Millions)	Trading	Non-trading
Wholesale electricity purchase contracts	$1	$1
Wholesale electricity sales contracts	1	—
Financial power contracts	(1)	3
Financial and natural gas contracts	3	5
Total Gain	$4	$9

Derivatives designated as hedging instruments
The effect of derivatives in cash flow hedging relationships on accumulated OCI and income for the three months ended March 31, 2019 and 2018, respectively, consisted of:

Three Months Ended March 31,	(Loss) Recognized in OCI on Derivatives (a)	Location of Loss (Gain) Reclassified from Accumulated OCI into Income	(Gain) Loss Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2019
Commodity contracts	$(20)	Operating revenues	$—	$1,842
Total	$(20)		$—
2018
Commodity contracts	$(1)	Operating revenues	$(19)	$1,865
Total	$(1)		$(19)
(a) Changes in OCI are reported on a pre-tax basis.
Amounts are reclassified from accumulated OCI into income in the period during which the transaction being hedged affects earnings or when it becomes probable that a forecasted transaction being hedged would not occur. Notwithstanding future changes in prices, approximately $10.6 million of loss included in accumulated OCI at March 31, 2019, is expected to be reclassified into earnings within the next twelve months. The net loss in accumulated OCI related to a discontinued cash flow hedge is $0.4 million as of March 31, 2019, out of which no amount will be amortized in the remainder of 2019. We did not record any net derivative losses related to discontinued cash flow hedges for both the three months ended March 31, 2019 and 2018.
(c) Interest rate swaps
AVANGRID uses financial derivative instruments from time to time to alter its fixed and floating rate debt balances or to hedge fixed rates in anticipation of future fixed rate issuances. In 2018, AVANGRID entered into two forward interest rate swaps, with a total notional amount of $500 million, to hedge the issuance of forecasted fixed rate debt in 2019. In the first quarter of 2019, AVANGRID entered into one additional interest rate swap, with a notional amount of $250 million, for the same purpose. The forward interest rate swaps are designated and qualify as cash flow hedges, have mandatory termination dates of June 28, 2019, and are expected to be settled upon the forecasted debt issuance. The gain or loss on the interest rate swap derivative is reported as a component of accumulated OCI and reclassified into earnings in the period or periods during which related payments of the forecasted debt will occur.
The tables below present our interest rate swap derivative positions as of March 31, 2019 and December 31, 2018, respectively, including the location of the net derivative positions on our condensed consolidated balance sheets:

As of March 31, 2019	Current Liabilities
(Millions)
Designated as hedging instruments
Derivative liabilities	$(36)

As of December 31, 2018
Designated as hedging instruments
Derivative liabilities	$(16)

The effect of derivatives in cash flow hedging relationships on accumulated OCI for the three months ended March 31, 2019 and 2018, respectively, consisted of:

Three Months Ended March 31,	Loss Recognized in OCI on Derivatives (a)
(Millions)
2019
Interest rate contracts	$(20)
2018
Interest rate contracts	$—
(a) Changes in OCI are reported on a pre-tax basis. The amount in accumulated OCI is expected to be reclassified into earnings upon interest rate swap settlement over the underlying debt maturity period.
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
The wholesale power supply agreements of UI contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit rating on senior debt were to fall below investment grade. If such an event had occurred as of March 31, 2019, UI would have had to post an aggregate of approximately $18 million in collateral.
We have various master netting arrangements in the form of multiple contracts with various single counterparties that are subject to contractual agreements that provide for the net settlement of all contracts through a single payment. Those arrangements reduce our exposure to a counterparty in the event of a default on or termination of any single contract. For financial statement presentation purposes, we offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim or the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. The amounts of cash collateral under master netting arrangements that have not been offset against net derivative positions were $35 million and $26 million as of March 31, 2019 and December 31, 2018, respectively. Derivative instruments settlements and collateral payments are included throughout the “Changes in operating assets and liabilities” section of operating activities in our condensed consolidated statements of cash flows.
Certain of our derivative instruments contain provisions that require us to maintain an investment grade credit rating on our debt from each of the major credit rating agencies. If our debt were to fall below investment grade, we would be in violation of those provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit risk related contingent features that are in a liability position as of March 31, 2019 is $2.5 million, for which we have posted collateral.
Note 8. Leases
We have operating leases for office buildings, facilities, vehicles and certain equipment. Our finance leases are primarily related to electric generation, and certain buildings, vehicles and equipment. Certain of our lease agreements include rental payments adjusted periodically for inflation or are based on other periodic input measures. Our leases do not contain any material residual value guarantees or material restrictive covenants. Our leases have remaining lease terms of 1 year to 64 years, some of which may include options to extend the leases for up to 30 years, and some of which may include options to terminate. We consider extension or termination options in the lease term if it is reasonably certain we will exercise the option.

The components of lease cost and other information related to leases were as follows:

Three Months Ended March 31, 2019
(Millions)
Lease cost
Finance lease cost
Amortization of right-of-use assets	$3
Interest on lease liabilities	1
Total finance lease cost	4
Operating lease cost	5
Short-term lease cost	1
Total lease cost	$10

As of	March 31, 2019
(Millions, except lease term and discount rate)
Operating Leases
Operating lease right-of-use assets	$81

Operating lease liabilities, current	10
Operating lease liabilities, long-term	73
Total operating lease liabilities	83

Finance Leases
Other assets	142

Other current liabilities	7
Other non-current liabilities	61
Total finance lease liabilities	$68

Weighted-average Remaining Lease Term (years):
Finance leases	8.24
Operating leases	11.65
Weighted-average Discount Rate:
Finance leases	5.54%
Operating leases	3.68%

Supplemental cash flow information related to leases was as follows:

Three Months Ended March 31, 2019
(Millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4
Operating cash flows from finance leases	$—
Financing cash flows from finance leases	$21

Right-of-use assets obtained in exchange for lease obligations:
Finance leases	$—
Operating leases	$3
As of March 31, 2019, maturities of lease liabilities were as follows:

	Finance Leases	Operating Leases
(Millions)
Year ending December 31,
April 1, 2019 - December 31, 2019	$8	$10
2020	10	14
2021	6	13
2022	2	10
2023	50	8
Thereafter	4	58
Total lease payments	80	113
Less: imputed interest	(12)	(30)
Total	$68	$83
Renewables has a sale-leaseback arrangement (as a seller-lessee) on a solar generation facility. The finance lease liability outstanding (including the current portion thereof) was $52 million at both March 31, 2019 and December 31, 2018. In 2013, Renewables sold the generation facility to a consortium of buyers (referred to as “Trusts”) and simultaneously entered into an agreement with the Trusts for the right to use the facility for up to 15 years with an early buyout option in year 10. The gain on the sale of the generation facility was deferred and is being amortized to depreciation expense over the 25-year life of the facility.
Most of our leases do not provide an implicit rate in the lease; thus we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. We used the incremental borrowing rate on January 1, 2019, for operating leases that commenced prior to that date.
Comparative 2018 and 2017 Leases Disclosures
The following are the 2018 annual lease disclosures, presented in accordance with ASC 840.
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
On January 16, 2014, as required by the NYPSC, NYSEG renewed a Reliability Support Services Agreement (RSS Agreement) with Cayuga Operating Company, LLC (Cayuga) for Cayuga to provide reliability support services to maintain necessary system reliability through June 2017. Cayuga owns and operates the Cayuga Generating Facility (Facility), a coal-fired generating station that includes two generating units. Cayuga operates and maintains the RSS units and manages and complies with scheduling deadlines and requirements for maintaining the Facility and the RSS units as eligible energy and capacity providers and complies with dispatch instructions. NYSEG paid Cayuga a monthly fixed price and also paid for capital expenditures for specified capital projects. NYSEG was entitled to a share of any capacity and energy revenues earned by Cayuga. We accounted for this arrangement as an operating lease. The net expense incurred under this operating lease was $17.6 million for the year ended December 31, 2017, and $37.8 million for the year ended December 31, 2016.

On October 21, 2015, RG&E, GNPP and multiple intervenors filed a joint proposal with the regulator for approval of the modified RSS Agreement for the continued operation of the Ginna Facility. On February 23, 2016, the NYPSC unanimously adopted the joint proposal, which provided for a term of the RSSA from April 1, 2015, through March 31, 2017 and RG&E monthly payments to GNPP in the amount of $15.4 million. RG&E was entitled to 70% of revenues from GNPP’s sales into the energy and capacity markets, while GNPP was entitled to 30% of such revenues. We accounted for this arrangement as an operating lease. The net expense incurred under this operating lease was $5.6 million for the year ended December 31, 2017, and $114.9 million for the year ended December 31, 2016.
Total future minimum lease payments as of December 31, 2018 consisted of:

Year	Operating Leases	Capital Leases	Total
	(Millions)
2019	$31	$30	$61
2020	39	10	49
2021	38	7	45
2022	35	2	37
2023	33	50	83
Thereafter	735	2	737
Total	$911	$101	$1,012
Note 9. Contingencies
We are party to various legal disputes arising as part of our normal business activities. We assess our exposure to these matters and record estimated loss contingencies when a loss is likely and can be reasonably estimated. We do not provide for accrual of legal costs expected to be incurred in connection with a loss contingency.
Transmission - ROE Complaint – CMP and UI
On September 30, 2011, the Massachusetts Attorney General, DPU, PURA, New Hampshire Public Utilities Commission, Rhode Island Division of Public Utilities and Carriers, Vermont Department of Public Service, numerous New England consumer advocate agencies and transmission tariff customers collectively filed a joint complaint with the FERC pursuant to sections 206 and 306 of the Federal Power Act, against several New England Transmission Owners (NETOs) claiming that the approved base ROE of 11.14% used by NETOs in calculating formula rates for transmission service under the ISO-New England Open Access Transmission Tariff (OATT) was not just and reasonable and seeking a reduction of the base ROE with refunds to customers for the 15-month refund periods beginning October 1, 2011 (Complaint I), December 27, 2012 (Complaint II), July 31, 2014 (Complaint III) and April 29, 2016 (Complaint IV).
On October 16, 2014, the FERC issued its decision in Complaint I setting the base ROE at 10.57% and a maximum total ROE of 11.74% (base plus incentive ROEs) for the October 2011 – December 2012 period as well as prospectively from October 16, 2014. On March 3, 2015, the FERC upheld its decision and further clarified that the 11.74% ROE cap will be applied on a project specific basis and not on a transmission owner’s total average transmission return. The complaints were consolidated and the administrative law judge issued an initial decision on March 22, 2016. The initial decision determined that, (1) for the fifteen month refund period in Complaint II, the base ROE should be 9.59% and that the ROE Cap (base ROE plus incentive ROEs) should be 10.42% and (2) for the fifteen month refund period in Complaint III and prospectively, the base ROE should be 10.90% and that the ROE Cap should be 12.19%. The initial decision in Complaints II and III is the administrative law judge’s recommendation to the FERC Commissioners.
CMP and UI reserved for refunds for Complaints I, II and III consistent with the FERC’s March 3, 2015 decision in Complaint I. Refunds were provided to customers for Complaint I. The CMP and UI total reserve associated with Complaints II and III is $23.7 million and $6.4 million, respectively, as of March 31, 2019, which has not changed since December 31, 2018, except for the accrual of carrying costs. If adopted as final by the FERC, the impact of the initial decision by the FERC administrative law judge would be an additional aggregate reserve for Complaints II and III of $17.1 million, which is based upon currently available information for these proceedings.
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

The new proposed ROE methodology set forth in the October 2018 Order considers more than just the two-step discounted cash flow (DCF) analysis adopted in the FERC order on Complaint I vacated by the Court. The new proposed ROE methodology uses three financial analyses (i.e., DCF, the capital-asset pricing model and the expected earnings analysis) to produce a range of returns to narrow the zone of reasonableness when assessing whether a complainant has met its initial burden of demonstrating that the utility’s existing ROE is unjust and unreasonable. The new proposed ROE methodology establishes a range of just and reasonable ROEs of 9.60% to 10.99% and proposes a just and reasonable base ROE of 10.41% with a new ROE cap of 13.08%. Pursuant to the October 2018 Order, the NETOs filed initial briefs on the proposed methodology in all four Complaints on January 11, 2019 and replies to the initial briefs on March 8, 2019. We cannot predict the outcome of this proceeding.
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
Also on November 16, 2017, the NYPSC issued an Order Instituting Proceeding and to Show Cause (the Order) requiring the companies to address whether the NYPSC should mandate, reject or modify, in whole or in part the recommendations made in the Staff Report. The Order also required the companies to show cause why the NYPSC should not commence an administrative penalty proceeding. On May 18, 2018, NYSEG and RG&E filed a settlement joint proposal and investment joint proposal before the NYPSC to settle potential penalties and avoid litigation related to the March 2017 windstorm, pursuant to which, among other things, NYSEG and RG&E have agreed to make $3.9 million in investments designed to increase resiliency and improve emergency response in the areas impacted by the storm. The investments will not be reflected in rate base or operating expenses in establishing future delivery rates. On April 18, 2019, the NYPSC approved the joint proposals.
New York State Department of Public Service Investigation of the Preparation for and Response to the March 2018 Winter Storms
In March 2018, following two severe winter storms that impacted more than one million electric utility customers in New York, including 520,000 NYSEG and RG&E customers, the NYPSC initiated a comprehensive investigation of all the New York electric utilities’ preparation and response to those events. The investigation was expanded to include other 2018 New York spring storm events.
On April 18, 2019 the Department Staff issued a report (the 2018 Staff Report) of the findings from their investigation. The 2018 Staff Report identifies 94 recommendations for corrective actions to be implemented in the utilities Emergency Response Plans (ERP). The report also identified potential violations by several of the utilities, including NYSEG and RG&E.
Also on April 18, 2019, the NYPSC issued an Order Instituting Proceeding and to Show Cause directed to all major electric utilities in New York, including NYSEG and RG&E. The order directs the utilities, including NYSEG and RG&E, to show cause why the NYPSC should not pursue civil penalties, and / or administrative penalties for the apparent failure to follow their respective ERPs as approved and mandated by the NYPSC. The NYPSC also directs the utilities, within 30 days, to address whether the NYPSC should mandate, reject or modify in whole or in part, the 94 recommendations contained in the 2018 Staff Report. We cannot predict the final outcome of this matter.
NYPSC Directs Counsel to Commence Judicial Enforcement Proceeding Against NYSEG
On April 18, 2019, the NYPSC issued an Order Directing Counsel to the Commission to commence a special proceeding or an action in New York State Supreme Court to stop and prevent ongoing future violations by NYSEG of NYPSC regulations and orders. As of the date hereof, a special proceeding or an action has not been commenced. Therefore, NYSEG cannot respond to or assess the merits of claims which may be brought and we cannot predict the final outcome of this matter.
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
A hearing was held before a FERC administrative law judge in November and early December 2015. A preliminary proposed ruling by the administrative law judge was issued on April 12, 2016. The proposed ruling found no evidence that Renewables had engaged in any unlawful market conduct that would justify finding the Renewables power purchase agreements unjust and unreasonable. However, the proposed ruling did conclude that the price of the power purchase agreements imposed an excessive burden on customers in the amount of $259 million. Renewables position, as presented at hearings and agreed by the FERC trial staff, is that Renewables entered into bilateral power purchase contracts appropriately and complied with all applicable legal standards and requirements. The parties have submitted briefs on exceptions to the administrative law judge’s proposed ruling to the FERC. There is not specific timetable for the FERC's ruling. In April 2018, Renewables requested, based on the nearly two years of delay from the preliminary proposed ruling and the Supreme Court precedent, that the FERC issue a final decision expeditiously. We cannot predict the outcome of this proceeding.
Class Actions Regarding LDC Gas Transportation Service on Algonquin Gas Transmission
Breiding et al. v. Eversource and Avangrid - Class Action. On November 16, 2017, a class action lawsuit was filed in the U.S. District Court for the District of Massachusetts on behalf of customers in New England against the Company and Eversource alleging that certain of their respective subsidiaries that take gas transportation service over the Algonquin Gas Transmission (AGT), which for AVANGRID would be its indirect subsidiaries SCG and CNG, engaged in pipeline capacity scheduling practices on AGT that resulted in artificially increased electricity prices in New England. These allegations were based on the conclusions of a whitepaper issued by the Environmental Defense Fund (EDF), an environmental advocacy organization, on October 10, 2017, purporting to analyze the relationship between the New England electricity market and the New England local gas distribution companies. The plaintiffs assert claims under federal antitrust law, state antitrust, unfair competition and consumer protection laws, and under the common law of unjust enrichment. They seek damages, disgorgement, restitution, injunctive relief, and attorney fees and costs. On February 27, 2018, the FERC released the results of a FERC staff inquiry into the pipeline capacity scheduling practices on the AGT. The inquiry arose out of the allegations made by the EDF in its whitepaper. The FERC announced that, based on an extensive review of public and non-public data, it had determined that the EDF study was flawed and led to incorrect conclusions. FERC also stated that the staff inquiry revealed no evidence of anticompetitive withholding of natural gas pipeline capacity on the AGT and that it would take no further action on the matter. On April 27, 2018, the Company filed a Motion to Dismiss all of the claims based on federal preemption and lack of any evidence of antitrust behavior, citing, among other reasons, the results of the FERC staff inquiry conclusion. The plaintiffs filed opposition to the motion to dismiss on May 25, 2018. On September 11, 2018, the District Court granted the Company’s Motion and dismissed all claims. On October 10, 2018, the plaintiffs filed a notice of appeal and on February 25, 2019, plaintiffs filed their brief on appeal. We cannot predict the outcome of this appeal.
PNE Energy Supply LLC v. Eversource Energy and Avangrid, Inc. - Class Action. On August 10, 2018, PNE Energy Supply LLC, a competitive energy supplier located in New England that purchases electricity in the day-ahead and real time wholesale electric market, filed a civil antitrust action, on behalf of itself and those similarly situated, against the Company and Eversource alleging that their respective gas subsidiaries illegally manipulated the supply of pipeline capacity in the “secondary capacity market” in order to artificially inflate New England natural gas and electricity prices. These allegations were also based on the conclusions of the whitepaper issued by EDF. The plaintiff claims to represent entities who purchased electricity directly in the wholesale electricity market that it claims was targeted by the alleged anticompetitive conduct of Eversource and the Company. On September 28, 2018, the Company filed a Motion to Dismiss all of the claims based on federal preemption and lack of any evidence of antitrust behavior, citing, among other reasons, the results of the FERC staff inquiry and the dismissal of the related case, "Breiding et al. v. Eversource and Avangrid," by the same court in September. The plaintiffs filed opposition to the motion to dismiss on October 26, 2018 and the Company filed a reply on November 15, 2018. The district court heard oral arguments on the motion to dismiss on January 18, 2019. On April 26, 2019, the Company filed a brief in support of its motion to dismiss. We cannot predict the outcome of this class action lawsuit.
Yankee Nuclear Spent Fuel Disposal Claim
CMP has an ownership interest in Maine Yankee Atomic Power Company, Connecticut Yankee Atomic Power Company and Yankee Atomic Electric Company (the Yankee Companies), three New England single-unit decommissioned nuclear reactor sites, and UI has an ownership interest in Connecticut Yankee Atomic Power Company. Pursuant to the statute of limitations, the Yankee Companies file a lawsuit periodically to recover damages from the Department of Energy (DOE) for breach of the Nuclear Spent Fuel Disposal Contract to remove spent nuclear fuel and greater than class C waste as required by contract.

From 2012 to 2016 the Yankee Companies filed three claims against the DOE (Phase I, II and III) for the years from 1995 to 2012 and received damage awards, which flow through the Yankee Companies to shareholders (including CMP and UI based percentage of ownership) to reduce retail customer charges. On May 22, 2017, the Yankee Companies filed their next case (Phase IV) in the Federal Court of Claims (Court), seeking damages for the period from January 1, 2013 through December 31, 2016 and submitted their claimed Phase IV damages to the DOE in late August 2017. The Court issued its decision on the Phase IV trial on February 21, 2019, awarding the Yankee Companies a combined $103.2 million (Connecticut Yankee $40.7 million, Maine Yankee $34.4 million and Yankee Atomic $28.1 million). The damage awards are returned to customers either through customer refunds or by reducing future costs. Refunds or reductions in costs are reflected in the Yankee Companies billings to shareholders, including CMP and UI. CMP and UI will receive their proportionate share of the awards that flow through based on percentage of ownership. On April 23, 2019, the notice of appeal period expired and the Phase IV trial award became final.
Guarantee Commitments to Third Parties
As of March 31, 2019, we had approximately $476 million of standby letters of credit, surety bonds, guarantees and indemnifications outstanding. These instruments provide financial assurance to the business and trading partners of AVANGRID and its subsidiaries in their normal course of business. The instruments only represent liabilities if AVANGRID or its subsidiaries fail to deliver on contractual obligations. We therefore believe it is unlikely that any material liabilities associated with these instruments will be incurred and, accordingly, as of March 31, 2019, neither we nor our subsidiaries have any liabilities recorded for these instruments.
Note 10. Environmental Liabilities
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
We have recorded an estimated liability of $5 million related to ten of the twenty-five sites. We have paid remediation costs related to the remaining fifteen sites and do not expect to incur additional liabilities. Additionally, we have recorded an estimated liability of $8 million related to another eleven sites where we believe it is probable that we will incur remediation costs and or monitoring costs, although we have not been notified that we are among the potentially responsible parties or that we are regulated under State Resource Conservation and Recovery Act programs. It is possible the ultimate cost to remediate these sites may be significantly more than the accrued amount. Our estimate for costs to remediate these sites ranges from $12 million to $21 million as of March 31, 2019. Factors affecting the estimated remediation amount include the remedial action plan selected, the extent of site contamination, and the allocation of the clean-up costs.
Manufactured Gas Plants
We have a program to investigate and perform necessary remediation at our fifty-three sites where gas was manufactured in the past (Manufactured Gas Plants, or MGPs). Eight sites are included in the New York State Registry; three sites are included in the New York State Department of Environmental Conservation Multi-Site Order on Consent; three sites are part of Maine’s Voluntary Response Action Program with two such sites part of Maine’s Uncontrolled Sites Program. The remaining sites are not included in any registry list. We have entered into consent orders with various environmental agencies to investigate and, where necessary, remediate forty-one of the fifty-three sites.
Our estimate for all costs related to investigation and remediation of the fifty-three sites ranges from $188 million to $423 million as of March 31, 2019. Our estimate could change materially based on facts and circumstances derived from site investigations, changes in required remedial actions, changes in technology relating to remedial alternatives and changes to current laws and regulations.
Certain of our Connecticut and Massachusetts regulated gas companies own or have previously owned properties where MGPs had historically operated. MGP operations have led to contamination of soil and groundwater with petroleum hydrocarbons, benzene and metals, among other things, at these properties, the regulation and cleanup of which is regulated by the federal Resource Conservation and Recovery Act as well as other federal and state statutes and regulations. Each of the companies has or had an ownership interest in one or more such properties contaminated as a result of MGP-related activities. Under the existing regulations, the cleanup of such sites requires state and at times, federal, regulators’ involvement and approval before cleanup can commence. In certain cases, such contamination has been evaluated, characterized and remediated. In other cases, the sites have been evaluated and characterized, but not yet remediated. Finally, at some of these sites, the scope of the contamination has not yet been fully characterized; no liability was recorded related to these sites as of March 31, 2019 and no amount of loss, if any, can be reasonably estimated at this time. In the past, the companies have received approval for the recovery of MGP-related remediation expenses from customers through rates and will seek recovery in rates for ongoing MGP-related remediation expenses for all of their MGP sites.
As of March 31, 2019 and December 31, 2018, the liability associated with our MGP sites in Connecticut, the remediation costs of which could be significant and will be subject to a review by PURA as to whether these costs are recoverable in rates, was $98 million and $99 million, respectively.
Our total recorded liability to investigate and perform remediation at all known inactive MGP sites discussed above and other sites was $360 million and $366 million as of March 31, 2019 and December 31, 2018, respectively. We recorded a corresponding regulatory asset, net of insurance recoveries and the amount collected from FirstEnergy, as described below, because we expect to recover the net costs in rates. Our environmental liability accruals are recorded on an undiscounted basis and are expected to be paid through the year 2055.
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
Century Indemnity and OneBeacon have answered, admitting issuance of the excess policies, but contesting coverage and providing documentation proving they received notice of the claims in the 1990s. On March 31, 2017, the District Court granted motions filed by Century Indemnity and One Beacon dismissing all of NYSEG’s claims against both defendants on the grounds of late notice. NYSEG filed a motion with the District Court on April 14, 2017 seeking reconsideration of the Court’s decision, which was denied by an order dated March 27, 2018. NYSEG filed a notice appealing the District Court’s dismissal on April 9, 2018. On April 25, 2019, the Second Circuit Court of Appeals affirmed the lower court’s dismissal of NYSEG’s claims. We cannot predict the outcome of this matter; however, any recovery will be flowed through to NYSEG ratepayers.
English Station
In January 2012, Evergreen Power, LLC (Evergreen Power) and Asnat Realty LLC (Asnat), then and current owners of a former generation site on the Mill River in New Haven (the English Station site) that UI sold to Quinnipiac Energy in 2000, filed a lawsuit in federal district court in Connecticut against UI seeking, among other things: (i) an order directing UI to reimburse the plaintiffs for costs they have incurred and will incur for the testing, investigation and remediation of hazardous substances at the English Station site and (ii) an order directing UI to investigate and remediate the site. This proceeding had been stayed in 2014 pending resolutions of other proceedings before the Connecticut Department of Energy and Environmental Protection (DEEP) concerning the English Station site. In December 2016, the court administratively closed the file without prejudice to reopen upon the filing of a motion to reopen by any party. In December 2013, Evergreen Power and Asnat filed a subsequent lawsuit in Connecticut state court seeking among other things: (i) remediation of the English Station site; (ii) reimbursement of remediation costs; (iii) termination of UI’s easement rights; (iv) reimbursement for costs associated with securing the property; and (v) punitive damages. This lawsuit had been stayed in May 2014 pending mediation. Due to lack of activity in the case, the court terminated the stay and scheduled a status conference for July 6, 2017. On July 5, 2017, Asnat filed a pretrial memorandum claiming damages of $10 million for “environmental remediation activities” and lost use of the property. On April 16, 2018, the plaintiffs filed a revised complaint alleging fraud and unjust enrichment against UIL and UI and adding former UIL officers as named defendants alleging fraud. The complaint was further revised on July 3, 2018. We filed a Motion to Strike the counts in the complaint in August 2018 and oral arguments were held. On February 21, 2019, the court granted our Motion to Strike with respect to all counts except for the count against UI for unjust enrichment. The counts stricken include all counts against the individual defendants as well as against UIL. As to the remaining count, the court declined to strike the claim against UI for unjust enrichment. The plaintiffs filed a motion to appeal the court's dismissal. We cannot predict the outcome of this matter.
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
As of March 31, 2019 and December 31, 2018, the amount reserved for this matter was $19 million and $20 million, respectively. We cannot predict the outcome of this matter.
Note 11. Post-retirement and Similar Obligations
We made $7 million of pension contributions for the three months ended March 31, 2019. We expect to make additional contributions of $58 million for the remainder of 2019.
The components of net periodic benefit cost for pension benefits for the three months ended March 31, 2019 and 2018, respectively, consisted of:

	Three Months Ended March 31,
	2019	2018
(Millions)
Service cost	$10	$11
Interest cost	33	32
Expected return on plan assets	(48)	(50)
Amortization of:
Actuarial loss	30	38
Net Periodic Benefit Cost	$25	$31

The components of net periodic benefit cost for postretirement benefits for the three months ended March 31, 2019 and 2018, respectively, consisted of:

	Three Months Ended March 31,
	2019	2018
(Millions)
Service cost	$1	$1
Interest cost	4	4
Expected return on plan assets	(2)	(2)
Amortization of:
Prior service costs	(2)	(2)
Actuarial loss	—	1
Net Periodic Benefit Cost	$1	$2
Note 12. Equity
As of March 31, 2019, our share capital consisted of 500,000,000 shares of common stock authorized, 309,752,140 shares issued and 309,005,272 shares outstanding, 81.5% of which are owned by Iberdrola, each having a par value of $0.01, for a total value of common stock of $3 million and additional paid in capital of $13,658 million. As of December 31, 2018, our share capital consisted of 500,000,000 shares of common stock authorized, 309,752,140 shares issued and 309,005,272 shares outstanding, 81.5% of which were owned by Iberdrola, each having a par value of $0.01, for a total value of common stock capital of $3 million and additional paid in capital of $13,657 million. We had 485,810 shares of common stock held in trust and no convertible preferred shares outstanding as of both March 31, 2019 and December 31, 2018. During the three months ended March 31, 2019, we issued no shares of common stock and released no shares of common stock held in trust. During the three months ended March 31, 2018, we issued 81,208 shares of common stock each having a par value of $0.01 and released no shares of common stock held in trust common stock.
We maintain a repurchase agreement with J.P. Morgan Securities, LLC. (JPM), pursuant to which JPM will, from time to time, acquire, on behalf of AVANGRID, shares of common stock of AVANGRID. The purpose of the stock repurchase program is to allow AVANGRID to maintain the relative ownership percentage by Iberdrola at 81.5%. The stock repurchase program may be suspended or discontinued at any time upon notice. Out of a total of 261,058 treasury shares of common stock of AVANGRID as of March 31, 2019, 115,831 shares were repurchased during 2016, 64,019 shares were repurchased during 2017 and 81,208 shares were repurchased during 2018, all in the open market. The total cost of all repurchases, including commissions, was $12 million as of March 31, 2019.

Accumulated Other Comprehensive Loss
Accumulated Other Comprehensive Loss for the three months ended March 31, 2019 and 2018, respectively, consisted of:

	As of December 31,	Adoption of new accounting	Three Months Ended March 31,	As of March 31,	As of December 31,	Adoption of new accounting	Three Months Ended March 31,	As of March 31,
	2018	standard	2019	2019	2017	standard	2018	2018
(Millions)
Change in revaluation of defined benefit plans	$(11)	$(2)	$—	$(13)	$(14)	$—	$—	$(14)
Loss for nonqualified pension plans	(6)	—	—	(6)	(6)	(1)	—	(7)
Unrealized loss during period on derivatives qualifying as cash flow hedges, net of income tax benefit of $(10.9) for 2019	9	—	(29)	(20)	30	—	—	30
Reclassification to net income of losses (gains) on cash flow hedges, net of income tax expense (benefit) of $0.7 for 2019 and $(7.5) for 2018(a)	(64)	(10)	2	(72)	(56)	—	(10)	(66)
Loss on derivatives qualifying as cash flow hedges	(55)	(10)	(27)	(92)	(26)	—	(10)	(36)
Accumulated Other Comprehensive Loss	$(72)	$(12)	$(27)	$(111)	$(46)	$(1)	$(10)	$(57)
________________________
(a)Reclassification is reflected in the operating expenses line item in the condensed consolidated statements of income.
Note 13. Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to AVANGRID by the weighted-average number of shares of our common stock outstanding. During the three months ended March 31, 2019 and 2018, while we did have securities that were dilutive, these securities did not result in a change in our earnings per share calculation for the three months ended March 31, 2019 and 2018.
The calculations of basic and diluted earnings per share attributable to AVANGRID, for the three months ended March 31, 2019 and 2018, respectively, consisted of:

	Three Months Ended March 31,
	2019	2018
(Millions, except for number of shares and per share data)
Numerator:
Net income attributable to AVANGRID	$217	$244
Denominator:
Weighted average number of shares outstanding - basic	309,491,082	309,513,640
Weighted average number of shares outstanding - diluted	309,712,308	309,793,064
Earnings per share attributable to AVANGRID
Earnings Per Common Share, Basic	$0.70	$0.79
Earnings Per Common Share, Diluted	$0.70	$0.79
Note 14. Segment Information
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
The chief operating decision maker evaluates segment performance based on segment adjusted net income defined as net income adjusted to exclude restructuring charges, mark-to-market adjustments to reflect the effect of mark-to-market changes in the fair value of derivative instruments used by AVANGRID to economically hedge market price fluctuations in related underlying physical transactions for the purchase and sale of electricity, loss from held for sale measurement, accelerated depreciation derived from repowering of wind farms and adjustments for the non-core Gas business.
Products and services are sold between reportable segments and affiliate companies at cost. Segment income, expense and assets presented in the accompanying tables include all intercompany transactions that are eliminated in the condensed consolidated financial statements.
Segment information as of and for the three months ended March 31, 2019, consisted of:

Three Months Ended March 31, 2019	Networks	Renewables	Other (a)	AVANGRID Consolidated
(Millions)
Revenue - external	$1,600	$242	$—	$1,842
Revenue - intersegment	4	—	(4)	—
Loss from assets held for sale	—	—	—	—
Depreciation and amortization	134	88	—	222
Operating income (loss)	331	13	(3)	341
Earnings (losses) from equity method investments	3	(2)	—	1
Interest expense, net of capitalization	68	4	6	78
Income tax expense (benefit)	64	1	(24)	41
Adjusted net income	201	5	13	219
Capital expenditures	324	101	—	425
As of March 31, 2019
Property, plant and equipment	14,819	8,728	8	23,555
Equity method investments	140	341	—	481
Total assets	$22,408	$11,046	$(846)	$32,608
   _________________________
(a) Includes Corporate, Gas and intersegment eliminations.
Included in revenue-external for the three months ended March 31, 2019, are: $964 million from regulated electric operations, $636 million from regulated gas operations and $0 from other operations of Networks; $242 million primarily from renewable energy generation of Renewables.

Segment information for the three months ended March 31, 2018, consisted of:

Three Months Ended March 31, 2018	Networks	Renewables	Other (a)	AVANGRID Consolidated
(Millions)
Revenue - external	$1,549	$283	$33	$1,865
Revenue - intersegment	3	1	(4)	—
Loss from assets held for sale	—	—	5	5
Depreciation and amortization	118	85	—	203
Operating income (loss)	344	44	15	403
Earnings (losses) from equity method investments	2	—	—	2
Interest expense, net of capitalization	60	8	6	74
Income tax expense (benefit)	64	(8)	16	72
Adjusted net income	201	47	(5)	243
Capital expenditures	282	116	1	399
As of December 31, 2018
Property, plant and equipment	14,754	8,697	8	23,459
Equity method investments	142	224	—	366
Total assets	$22,239	$10,703	$(775)	$32,167
  _________________________
(a) Includes Corporate, Gas and intersegment eliminations.
Included in revenue-external for the three months ended March 31, 2018, are: $955 million from regulated electric operations, $600 million from regulated gas operations and $(6) million from other operations of Networks; $283 million primarily from renewable energy generation of Renewables.
Reconciliation of Adjusted Net Income to Net Income attributable to AVANGRID for the three months ended March 31, 2019 and 2018, respectively, is as follows:

	Three Months Ended March 31,
	2019	2018
(Millions)
Adjusted Net Income Attributable to Avangrid, Inc.	$219	$243
Adjustments:
Loss from assets held for sale (1)	—	(5)
Mark-to-market adjustments - Renewables (2)	3	4
Restructuring charges (3)	—	(1)
Accelerated depreciation from repowering (4)	(5)	—
Income tax impact of adjustments	—	(10)
Gas Storage, net of tax (5)	—	13
Net Income Attributable to Avangrid, Inc.	$217	$244

(1)	Represents loss from measurement of assets and liabilities held for sale in connection with the committed plan to sell the gas trading and storage businesses.

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

(4)	Represents the amount of accelerated depreciation derived from repowering of wind farms in Renewables.

(5)	Removal of the impact from Gas activity in the reconciliation to the AVANGRID Net Income.
Note 15. Related Party Transactions
We engage in related party transactions that are generally billed at cost and in accordance with applicable state and federal commission regulations.

Related party transactions for the three months ended March 31, 2019 and 2018, respectively, consisted of:

Three Months Ended March 31,	2019		2018
(Millions)	Sales To	Purchases From	Sales To	Purchases From
Iberdrola Canada Energy Services, Ltd	$—	$—	$—	$(4)
Iberdrola Renovables Energía, S.L.	$—	$(4)	$—	$(3)
Iberdrola, S.A.	$—	$(10)	$—	$(14)
Iberdrola Energia Monterrey, S.A. de C.V.	$—	$—	$3	$—
Other	$—	$(1)	$1	$(1)
In addition to the statements of income items above, we made purchases of turbines for wind farms from Siemens-Gamesa, in which Iberdrola has an 8.1% ownership. The amounts capitalized for these transactions were $2 million and $6 million for the periods ended March 31, 2019 and December 31, 2018, respectively.
Related party balances as of March 31, 2019 and December 31, 2018, respectively, consisted of:

As of	March 31, 2019		December 31, 2018
(Millions)	Owed By	Owed To	Owed By	Owed To
Siemens-Gamesa	$—	$(16)	$—	$(14)
Iberdrola, S.A.	$1	$(10)	$1	$(40)
Iberdrola Renovables Energía, S.L.	$4	$(7)	$4	$—
Other	$2	$(2)	$1	$(4)
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
Transactions with Iberdrola Canada Energy Services (ICES) predominantly relate to the purchase of gas for ARHI’s gas-fired cogeneration facility in Klamath, Oregon. There are no notes payable amounts owed to ICES of as of March 31, 2019 and December 31, 2018.
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
Networks holds an approximate 20% ownership interest in the regulated New York TransCo, LLC (New York TransCo). Through New York TransCo, Networks has formed a partnership with Central Hudson Gas and Electric Corporation, Consolidated Edison, Inc., National Grid, plc and Orange and Rockland Utilities, Inc. to develop a portfolio of interconnected transmission lines and substations to fulfill the objectives of the New York energy highway initiative, which is a proposal to install up to 3,200 MW of new electric generation and transmission capacity in order to deliver more power generated from upstate New York power plants to downstate New York. As of both March 31, 2019 and December 31, 2018, the amount receivable from New York TransCo was $1 million.
We hold a 50% ownership in Vineyard Wind, LLC (Vineyard Wind), a joint venture with Copenhagen Infrastructure Partners. Vineyard Wind acquired an easement from the U.S. Bureau of Ocean Energy Management containing rights to develop offshore wind generation in a 260 square mile area located southeast of Martha’s Vineyard. The area subject to easement has the capacity for siting up to approximately 3,000 MW. In May 2018, Vineyard Wind was selected by the Massachusetts Electric Distribution Companies (EDCs) to construct and operate Vineyard Wind’s proposed 800 MW wind farm and electricity transmission project pursuant to the Massachusetts Green Communities Act Section 83C RFP for offshore wind energy projects. Under the provisions of the LLC agreement, Renewables has committed $92 million in total contributions, of which $70 million has been funded to date. We expect to provide additional capital contributions. The amount receivable from Vineyard was $0.9 million and $0 as of March 31, 2019 and December 31, 2018, respectively.

Renewables, through its joint venture in Vineyard Wind, was awarded a second Massachusetts offshore easement. In February 2019, a contribution was made to a new offshore development project of $100 million to enter into the easement contract.
AVANGRID manages its overall liquidity position as part of the Iberdrola Group and is a party to a liquidity agreement with a financial institution, along with certain members of the Iberdrola Group. Cash surpluses remaining after meeting the liquidity requirements of AVANGRID and its subsidiaries may be deposited at the financial institution. Deposits, or credit balances, serve as collateral against the debit balances of other parties to the liquidity agreement. The balance at both March 31, 2019 and December 31, 2018, was zero.
AVANGRID has a credit facility with Iberdrola Financiacion, S.A.U., a company of the Iberdrola Group. The facility has a limit of $500 million and matures on June 18, 2023. AVANGRID pays a facility fee of 10.5 basis points annually on the facility. As of March 31, 2019 and December 31, 2018, there was no outstanding amount under this credit facility.
Note 16. Other Financial Statement Items
Loss from assets held for sale
In connection with the sale of our gas trading and storage businesses, we recorded a loss from held for sale measurement of $5.3 million, which is included in “Loss from assets held for sale” in our condensed consolidated statements of income for the three months ended March 31, 2018.
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
We establish provisions for uncollectible accounts for DPAs by using both historical average loss percentages to project future losses and by establishing specific provisions for known credit issues. Amounts are written off when reasonable collection efforts have been exhausted. DPA receivable balances were $67 million and $62 million at March 31, 2019 and December 31, 2018, respectively. The allowance for doubtful accounts for DPAs at March 31, 2019 and December 31, 2018, was $33 million and $32 million, respectively. Furthermore, the provision for bad debts associated with the DPAs for both the three months ended March 31, 2019 and 2018 was $1 million.
Prepayments and other current assets
Included in prepayments and other current assets are $144 million and $137 million of prepaid other taxes as of March 31, 2019 and December 31, 2018, respectively.
Property, plant and equipment and intangible assets
The accumulated depreciation and amortization as of March 31, 2019 and December 31, 2018, respectively, were as follows:

	March 31,	December 31,
As of	2019	2018
(Millions)
Property, plant and equipment
Accumulated depreciation	$8,518	$8,359
Intangible assets
Accumulated amortization	$294	$291
Note 17. Income Tax Expense
The effective tax rate, inclusive of federal and state income tax, for the three months ended March 31, 2019, was 16.0% which is lower than the 21% statutory federal income tax rate, predominantly due to the recognition of production tax credits associated with wind production, partially offset by discrete tax adjustments recorded during the period. The effective tax rate, inclusive of federal and state income tax, for the three months ended March 31, 2018, was 23.2% which was higher than the 21% statutory federal income tax rate, predominantly due to discrete tax adjustments recorded during the period, partially offset by the recognition of production tax credits associated with wind production.

Note 18. Stock-Based Compensation Expense
Pursuant to the 2016 Avangrid, Inc. Omnibus Incentive Plan, 1,358 additional performance stock units (PSUs) were granted to certain officers and employees of AVANGRID in March 2019. The PSUs will vest upon achievement of certain performance- and market-based metrics related to the 2016 through 2019 plan and will be payable in three equal installments in 2020, 2021 and 2022. The fair value on the grant date was determined based on $31.80 per share.
The total stock-based compensation expense, which is included in "Operations and maintenance" in our condensed consolidated statements of income, for the three months ended March 31, 2019 and 2018 was $0.8 million and $(0.1) million, respectively.
Note 19. Variable Interest Entities
We participate in certain partnership arrangements that qualify as variable interest entities (VIEs). These arrangements consist of tax equity financing arrangements (TEFs) and partnerships in which an investor holds a noncontrolling interest and does not have substantive kick-out or participating rights.
The sale of a membership interest in the TEFs represents the sale of an equity interest in a structure that is considered a sale of non-financial assets. Under the sale of non-financial assets, the membership interests in the TEFs we sell to third-party investors are reflected as noncontrolling interest on our condensed consolidated balance sheets valued based on an HLBV model. Earnings from the TEFs are recognized in net income attributable to noncontrolling interests in our condensed consolidated statements of income. We consolidate the entities that have TEFs based on being the primary beneficiary for these VIEs.
The assets and liabilities of the VIEs totaled approximately $862 million and $52 million, respectively, at March 31, 2019. As of December 31, 2018, the assets and liabilities of VIEs totaled approximately $876 million and $50 million, respectively. At March 31, 2019 and December 31, 2018, the assets and liabilities of the VIEs consisted primarily of property, plant and equipment and equity method investments. At March 31, 2019 and December 31, 2018, equity method investments of VIEs were approximately $100 million and $101 million, respectively.
At March 31, 2019 and December 31, 2018, we consider Aeolus Wind Power II LLC and El Cabo to be VIEs.
Wind power generation is subject to certain favorable tax treatments in the U.S. In order to monetize the tax benefits, we have entered into these structured institutional partnership investment transactions related to certain wind farms. Under these structures, we contribute certain wind assets, relating both to existing wind farms and wind farms that are being placed into operation at the time of the relevant transaction, and other parties invest in the share equity of the limited liability holding company. As consideration for their investment, the third parties make either an upfront cash payment or a combination of upfront cash and payments over time. We retain a class of membership interest and day-to-day operational and management control, subject to investor approval of certain major decisions. The third-party investors do not receive a lien on any assets and have no recourse against us for their upfront cash payments.
The partnerships generally involve disproportionate allocations of profit or loss, cash distributions and tax benefits resulting from the wind farm energy generation between the investor and sponsor until the investor recovers its investment and achieves a cumulative annual after-tax return. Once this target return is met, the relative sharing of profit or loss, cash distributions and taxable income or loss between the Company and the third party investor flips, with the sponsor generally receiving higher percentages thereafter. We also have a call option to acquire the third party investors’ membership interest within a defined time period after this target return is met.
Our Aeolus and El Cabo interests are not subject to any rights of investors that may restrict our ability to access or use the assets or to settle any existing liabilities associated with the interests.
Note 20. Restructuring and Severance Related Expenses
In 2017, we announced initial targeted voluntary workforce reductions predominantly within the Networks segment. Those actions primarily include: reducing our workforce through voluntary programs in various areas to better align our people resources with business demands and priorities; reorganizing our human resources function to substantially consolidate in Connecticut, as well as related costs to vacate a lease and relocate employees; and reducing our information technology (IT) workforce to make increasing use of external services for operations, support, and development of systems. Those decisions and transactions resulted in restructuring charges of $0.2 million and $1.2 million recorded in the three months ended March 31, 2019 and 2018, respectively, for severance expenses, which are included in "Operations and maintenance" in our condensed consolidated statements of income. The remaining costs for severance agreements are being accrued ratably over the remaining service periods, which span intermittent periods through December 2019. Our severance and lease restructuring charges reserves, which are recorded in other current liabilities and other liabilities on our condensed consolidated balance sheets, was $4 million as of both March 31, 2019 and December 31, 2018 with immaterial activity for the three months ended March 31, 2019.

Note 21. Subsequent Event
On April 11, 2019, the board of directors of AVANGRID declared a quarterly dividend of $0.44 per share on its common stock. This dividend is payable on July 1, 2019 to shareholders of record at the close of business on June 7, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements as of December 31, 2018 and 2017, and for the three years ended December 31, 2018, included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission, or the SEC, on March 1, 2019, which we refer to as our “Form 10-K.” In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. The foregoing and other factors are discussed and should be reviewed in our Form 10-K and other subsequent filings with the SEC.
Overview
AVANGRID is a leading sustainable energy company with approximately $33 billion in assets and operations in 24 states. AVANGRID has two primary lines of business - Avangrid Networks and Avangrid Renewables. Avangrid Networks owns eight electric and natural gas utilities, serving approximately 3.2 million customers in New York and New England. Avangrid Renewables owns and operates 7.2 gigawatts of electricity capacity, primarily through wind power, with a presence in 22 states across the United States. AVANGRID supports the achievement of the Sustainable Development Goals approved by the member states of the United Nations, and earned the Compliance Leader Verification certification from the Ethisphere Institute, a third party verification of its ethics and compliance program. AVANGRID employs approximately 6,500 people. Iberdrola S.A., a corporation (sociedad anónima) organized under the laws of the Kingdom of Spain, a worldwide leader in the energy industry, directly owns 81.5% of outstanding shares of AVANGRID common stock. AVANGRID's primary business is ownership of its operating businesses, which are described below.
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
Through Networks, we own electric generation, transmission and distribution companies and natural gas distribution, transportation and sales companies in New York, Maine, Connecticut and Massachusetts, delivering electricity to approximately 2.2 million electric utility customers and delivering natural gas to approximately 1.0 million natural gas public utility customers as of March 31, 2019.
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
Through Renewables, we had a combined wind, solar and thermal installed capacity of 7,225 megawatts, or MW, as of March 31, 2019, including Renewables’ share of joint projects, of which 6,473 MW was installed wind capacity. Approximately 69% of the capacity was contracted as of March 31, 2019, for an average period of 9.4 years. Being among the top three largest wind operators in the United States based on installed capacity as of March 31, 2019, Renewables strives to lead the transformation of the U.S. energy industry to a sustainable, competitive, clean energy future. Renewables currently operates 57 wind farms in 21 states across the United States.

Summary of Results of Operations
Our operating revenues decreased by 1%, from $1,865 million for the three months ended March 31, 2018 to $1,842 million for the three months ended March 31, 2019.
Networks business revenues increased due to the impact of higher customer rates and an increase in heating degree days from colder weather. Renewables had a decrease in revenues mainly due to a decline in wind generation along with lower average prices in the period.
Net income attributable to AVANGRID decreased by 11% from $244 million for the three months ended March 31, 2018 to $217 million for the three months ended March 31, 2019, primarily due to a lower net income at Renewables business as a result of a decline in wind generation and lower average prices in the period.
Adjusted net income (a non-GAAP financial measure) decreased by 9% from $243 million for the three months ended March 31, 2018 to $219 million for the three months ended March 31, 2019. The decrease is primarily due to a $42 million decrease in Renewables as a result of a decline in wind generation and lower average prices in the period.
For additional information and reconciliation of the non-GAAP adjusted net income to net income attributable to AVANGRID, see “—Non-GAAP Financial Measures”.
See “—Results of Operations” for further analysis of our operating results for the quarter.
Legislative and Regulatory Update
We are subject to complex and stringent energy, environmental and other laws and regulations at the federal, state and local levels as well as rules within the independent system operator, or ISO, markets in which we participate. Federal and state legislative and regulatory actions continue to change how our business is regulated. We are actively participating in these debates at the federal, regional, state and ISO levels. Significant updates are discussed below. For a further discussion of the environmental and other governmental regulations that affect us, see our Form 10-K for the year ended December 31, 2018.
CMP rate case
On January 14, 2019, the Maine Public Utility Commission, or the MPUC, issued an Order and Notice of Investigation initiating an investigation of CMP’s metering and billing practices and initiating a separate investigation of the audit of CMP’s customer service and communication practices and incorporating such investigation into the general rate case. On February 22, 2019, the MPUC issued the MPUC staff Bench Analysis, or BA on all revenue requirement issues in this case, including customer service issues. The BA includes, among other things, a proposal to reduce CMP’s existing distribution rates by $2.0 - $3.6 million, inclusive of one-time items from July 2018, and implement a management efficiency adjustment as part of the rate setting process to reduce CMP’s allowed ROE of 9.35% by 75 to 100 basis points. We cannot predict the outcome of this matter.
Transmission - ROE Complaint
Following various intermediate hearings, orders and appellate decisions, on October 16, 2018, the Federal Energy Regulatory Commission, or FERC, issued an order directing briefs and proposing a new methodology to calculate the NETOs' ROE that is contained in NETOs’ transmission formula rate on file at the FERC, or the October 2018 Order. The FERC proposes to use this new methodology to resolve Complaints I, II, III and IV filed by the New England state consumer advocates. Pursuant to the October 2018 Order, the NETOs filed initial briefs on the proposed methodology in all four Complaints on January 11, 2019, and replies to the initial briefs on March 8, 2019. We cannot predict the outcome of this proceeding.
New York State Department of Public Service Investigation of the Preparation for and Response to the March 2017 Windstorm
On May 18, 2018, NYSEG and RG&E filed a settlement joint proposal and investment joint proposal before the NYPSC to settle potential penalties and avoid litigation related to the March 2017 windstorm, pursuant to which, among other things, NYSEG and RG&E have agreed to make $3.9 million in investments designed to increase resiliency and improve emergency response in the areas impacted by the storm. The investments will not be reflected in rate base or operating expenses in establishing future delivery rates. On April 18, 2019, the NYPSC approved the joint proposals.
New York State Department of Public Service Investigation of the Preparation for and Response to the March 2018 Winter Storms
In March 2018, following two severe winter storms that impacted more than one million electric utility customers in New York, including 520,000 NYSEG and RG&E customers, the NYPSC initiated a comprehensive investigation of all the New York electric utilities’ preparation and response to those events. The investigation was expanded to include other 2018 New York spring storm events.
On April 18, 2019 the Department Staff issued a report (the 2018 Staff Report) of the findings from their investigation. The 2018 Staff Report identifies 94 recommendations for corrective actions to be implemented in the utilities Emergency Response Plans (ERP). The report also identified potential violations by several of the utilities, including NYSEG and RG&E.
Also on April 18, 2019, the NYPSC issued an Order Instituting Proceeding and to Show Cause directed to all major electric utilities in New York, including NYSEG and RG&E. The order directs the utilities, including NYSEG and RG&E, to show cause why the NYPSC should not pursue civil penalties, and / or administrative penalties for the apparent failure to follow their respective ERPs as approved and mandated by the NYPSC. The NYPSC also directs the utilities, within 30 days, to address whether the NYPSC should mandate, reject or modify in whole or in part, the 94 recommendations contained in the 2018 Staff Report. We cannot predict the final outcome of this matter.
NYPSC directs Counsel to commence Judicial Enforcement Proceeding against NYSEG
On April 18, 2019, the NYPSC issued an Order Directing Counsel to the Commission to commence a special proceeding or an action in New York State Supreme Court to stop and prevent ongoing future violations by NYSEG of NYPSC regulations and orders. As of the date hereof, a special proceeding or an action has not been commenced. Therefore, NYSEG cannot respond to or assess the merits of claims which may be brought and we cannot predict the final outcome of this matter.
Power Tax Audits
In 2015, we implemented power tax software to track and measure deferred tax amounts for CMP, NYSEG and RG&E. In connection with this change, we identified historical updates needed with deferred taxes recognized by CMP, NYSEG and RG&E. We increased our deferred tax liabilities in 2015, with a corresponding increase to regulatory assets, to reflect the updated amounts calculated by the power tax software. Since 2015, the NYPSC and MPUC accepted certain adjustments to deferred taxes and associated regulatory assets for this item in recent distribution rate cases, resulting in regulatory asset balances of approximately $156 million and $157 million, respectively, for this item at March 31, 2019 and December 31, 2018.
In 2017, audits of the power tax regulatory assets were commenced by the NYPSC and MPUC. On January 11, 2018, the NYPSC issued an order opening an operations audit on NYSEG and RG&E and certain other New York utilities regarding tax accounting. The audit report is expected to be completed during 2019. In January 2018, the MPUC published the power tax audit report with respect to CMP, which indicated that the auditor was unable to verify the “acquisition value” of the power tax regulatory assets. The audit report requires that CMP must provide support for the beginning balance of the regulatory assets or will be unable to recover the value of the assets, which is approximately $10 million. CMP responded to the audit report in its rate case filing and noted that it could reconcile 99% of the tax values and therefore requested full recovery of the power tax regulatory asset. In its BA, the MPUC staff indicated that it was hiring an outside auditor to review CMP's calculations. We cannot predict the outcome of this proceeding.
Yankee Nuclear Spent Fuel Disposal Claim
CMP has an ownership interest in Maine Yankee Atomic Power Company, Connecticut Yankee Atomic Power Company and Yankee Atomic Electric Company, or the Yankee Companies, three New England single-unit decommissioned nuclear reactor sites, and UI has an ownership interest in Connecticut Yankee Atomic Power Company. Pursuant to the statute of limitations, the Yankee Companies file a lawsuit periodically to recover damages from the Department of Energy, or DOE, for breach of the Nuclear Spent Fuel Disposal Contract to remove spent nuclear fuel and greater than class C waste as required by contract.
From 2012 to 2016 the Yankee Companies filed three claims against the DOE (Phase I, II and III) for the years from 1995 to 2012 and received damage awards, which flow through the Yankee Companies to shareholders (including CMP and UI based percentage of ownership) to reduce retail customer charges. On May 22, 2017, the Yankee Companies filed their next case (Phase IV) in the Federal Court of Claims, or Court, seeking damages for the period from January 1, 2013 through December 31, 2016 and submitted their claimed Phase IV damages to the DOE in late August 2017. The Court issued its decision on the Phase IV trial on February 21, 2019, awarding the Yankee Companies a combined $103.2 million (Connecticut Yankee $40.7 million, Maine Yankee $34.4 million and Yankee Atomic $28.1 million). The damage awards are returned to customers either through customer refunds or by reducing future costs. Refunds or reductions in costs are reflected in the Yankee Companies billings to shareholders, including CMP and UI. CMP and UI will receive their proportionate share of the awards that flow through based on percentage of ownership. On April 23, 2019, the notice of appeal period expired and the Phase IV trial award became final.

Results of Operations
The following table sets forth financial information by segment for each of the periods indicated.

	Three Months Ended				Three Months Ended
	March 31, 2019				March 31, 2018
	Total	Networks	Renewables	Other(1)	Total	Networks	Renewables	Other(1)
	(in millions)
Operating Revenues	$1,842	$1,604	$242	$(4)	$1,865	$1,552	$284	$29
Operating Expenses
Purchased power, natural gas and fuel used	563	526	37	—	576	518	56	2
Loss from assets held for sale	—	—	—	—	5	—	—	5
Operations and maintenance	553	468	87	(2)	527	436	86	5
Depreciation and amortization	222	134	88	—	203	118	85	—
Taxes other than income taxes	163	145	17	1	151	136	13	2
Total Operating Expenses	1,501	1,273	229	(1)	1,462	1,208	240	14
Operating income (loss)	341	331	13	(3)	403	344	44	15
Other Income (Expense)
Other income (expense)	(7)	(1)	(3)	(3)	(21)	(22)	—	1
Earnings (losses) from equity method investments	1	3	(2)	—	2	2	—	—
Interest expense, net of capitalization	(78)	(68)	(4)	(5)	(74)	(60)	(8)	(6)
Income (Loss) Before Income Tax	257	265	4	(11)	310	264	36	10
Income tax expense (benefit)	41	64	1	(24)	72	64	(8)	16
Net Income (Loss)	216	201	3	13	238	200	44	(6)
Less: Net loss attributable to noncontrolling interests	(1)	—	(1)	—	(6)	—	(6)	—
Net Income (Loss) Attributable to Avangrid, Inc.	$217	$201	$4	$13	$244	$200	$50	$(6)
__________________________

(1)	Other amounts represent Corporate, Gas and intersegment eliminations.
Comparison of Period to Period Results of Operations
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Operating Revenues
Our operating revenues decreased by $23 million, or 1%, from $1,865 million for the three months ended March 31, 2018 to $1,842 million for the three months ended March 31, 2019, as detailed by segment below:
Networks
Operating revenues increased by $52 million, or 3%, from $1,552 million for the three months ended March 31, 2018 to $1,604 million for the three months ended March 31, 2019. Electricity and gas revenues increased by $32 million, primarily due to the impact of increased electric customer rates in the three months period ended March 31, 2019 compared to the same period of 2018. Electricity and gas revenues for the three months ended March 31, 2019 compared to the same period in 2018, increased by $8 million due to increased purchased power and purchased gas. Revenues in the current period compared to the same period of 2018 increased by $8 million and $4 million, respectively, due to a change in intercompany billing, which is offset in operating expenses, and pass-through components.
Renewables
Operating revenues decreased by $42 million, or 15%, from $284 million for the three months ended March 31, 2018 to $242 million for the three months ended March 31, 2019. The decrease in operating revenues was primarily due to a decrease of $31 million with wind generation output decreasing 624 GWh, a decrease of $18 million from lower overall average prices in the period, unfavorable mark to market, or MtM, changes of $27 million on energy derivative transactions entered into for economic hedging purposes, offset by an increase in thermal revenue of $36 million driven by higher average prices in the period.

Purchased Power, Natural Gas and Fuel Used
Our purchased power, natural gas and fuel used decreased by $13 million, or 2%, from $576 million for the three months ended March 31, 2018 to $563 million for the three months ended March 31, 2019, as detailed by segment below:
Networks
Purchased power, natural gas and fuel used increased by $8 million, or 2%, from $518 million for the three months ended March 31, 2018 to $526 million for the three months ended March 31, 2019. The increase is primarily driven by a $34 million increase in average commodity prices and an overall increase in the units of gas procured due to an increase in heating degree days from colder weather, offset by a decrease of $24 million in overall electricity units procured in the period combined with a $3 million decrease in other power supply purchases.
Renewables
Purchased power, natural gas and fuel used decreased by $19 million, or 34%, from $56 million for the three months ended March 31, 2018 to $37 million for the three months ended March 31, 2019. The decrease is primarily driven by a decrease of $8 million in power purchases and favorable MtM changes on derivatives of $25 million due to market price changes in the current period, offset by increases of $3 million in transmission costs and $12 million in additional gas purchases in the period.
Operations and Maintenance
Our operations and maintenance increased by $26 million, or 5%, from $527 million for the three months ended March 31, 2018 to $553 million for the three months ended March 31, 2019, as detailed by segment below:
Networks
Operations and maintenance increased by $32 million, or 7% from $436 million for the three months ended March 31, 2018 to $468 million for the three months ended March 31, 2019. The increase is primarily due to $8 million increase driven by a change in intercompany billing (offset in revenues), $11 million increase in storm and regulatory adjustment mechanism amortizations (offset in rate increases), $4 million increase in pass through components and $7 million increase in personnel costs.
Renewables
Operations and maintenance expenses increased by $1 million, or 1%, from $86 million for the three months ended March 31, 2018 to $87 million for the three months ended March 31, 2019. The increase is primarily due to $4 million of increased costs resulting from headcount increases and higher maintenance costs, offset by a $3 million decrease driven by an insurance recovery in the current period.
Depreciation and Amortization and Loss From Assets Held for Sale
Depreciation and amortization and loss from assets held for sale for the three months ended March 31, 2019 was $222 million compared to $208 million for the three months ended March 31, 2018, representing an increase of $14 million. The increase is primarily due to increases of $11 million and $4 million in depreciation expense as a result of plant additions in Networks and accelerated depreciation from re-powering in Renewables, respectively, in the period.
Other Income (Expense) and Earnings (Losses) from Equity Method Investments
Other income (expense) and equity earnings (losses) decreased by $13 million from $(19) million for the three months ended March 31, 2018 to $(6) million for the three months ended March 31, 2019. The decrease is primarily due to a decrease of $14 million of pension and other post-retirement expense in the period in Networks.
Interest Expense, Net of Capitalization
Interest expense for the three months ended March 31, 2019 and 2018 was $78 million and $74 million, respectively. Networks had $4 million increase in interest expense due to a higher average outstanding balance of debt in the period and $4 million increase from carrying costs on regulatory deferrals. This is offset by interest expense decrease in Renewables of $3 million due to lower average debt balances in the current period.
Income Tax Expense
The effective tax rate, inclusive of federal and state income tax, for the three months ended March 31, 2019, was 16.0%, which is lower than the 21% statutory federal income tax rate, predominantly due to the recognition of production tax credits associated with wind production, partially offset by discrete tax adjustments recorded during the period. The effective tax rate, inclusive of federal and state income tax, for the three months ended March 31, 2018 was 23.2%, which is higher than the 21%

statutory federal income tax rate, predominately due to discrete tax adjustments recorded during the period, partially offset by the recognition of production tax credits associated with wind production.
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
We define adjusted net income as net income adjusted to exclude restructuring charges, mark-to-market adjustments to reflect the effect of mark-to-market changes in the fair value of derivative instruments used by AVANGRID to economically hedge market price fluctuations in related underlying physical transactions for the purchase and sale of electricity, loss from held for sale measurement, accelerated depreciation derived from repowering of wind farms and adjustments for the non-core Gas storage business. We believe adjusted net income is more useful in understanding and evaluating actual and projected financial performance and contribution of AVANGRID core lines of business and to more fully compare and explain our results. The most directly comparable U.S. GAAP measure to adjusted net income is net income. We also define adjusted earnings per share, or adjusted EPS, as adjusted net income converted to an earnings per share amount.
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

The following tables provide a reconciliation between Net Income attributable to AVANGRID and Adjusted Net Income (non-GAAP) by segment for the three months ended March 31, 2019 and 2018, respectively:

	Three Months Ended March 31, 2019
	Total	Networks	Renewables	Corporate*
	(in millions)
Net Income Attributable to Avangrid, Inc.	$217	$201	$4	$13
Adjustments:
Mark-to-market adjustments - Renewables	(3)	—	(3)	—
Restructuring charges	—	—	—	—
Accelerated depreciation from repowering	5	—	5	—
Income tax impact of adjustments (1)	—	—	—	—
Adjusted Net Income (2)	$219	$201	$5	$13

	Three Months Ended March 31, 2018
	Total	Networks	Renewables	Corporate*	Gas Storage
	(in millions)
Net Income Attributable to Avangrid, Inc.	$244	$200	$50	$(5)	$(1)
Adjustments:
Mark-to-market adjustments - Renewables	(4)	—	(4)	—	—
Restructuring charges	1	1	—	—	—
Loss from held for sale measurement	5	—	—	—	5
Income tax impact of adjustments (1)	10	—	1	—	9
Gas Storage, net of tax	(13)	—	—	—	(13)
Adjusted Net Income (2)	$243	$201	$47	$(5)	$—

(1)
Income tax impact of adjustments: 2019 - $0.9 million from MtM adjustment, $(0.1) million from restructuring charges, $(1.3) million from accelerated depreciation for the three months ended March 31, 2019; 2018 - $1 million from MtM adjustment, $(0.3) million from restructuring charges, $11 million from gain from held for sale measurement for the three months ended March 31, 2018.

(2)
Adjusted Net Income is a non-GAAP financial measure and is presented after excluding restructuring charges, loss from held for sale measurement, accelerated depreciation derived from repowering of wind farms, the impact from mark-to-market activities in Renewables and Gas storage business.

* Includes corporate and other non-regulated entities as well as intersegment eliminations.
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Adjusted net income
Our adjusted net income decreased by $24 million, or 9%, from $243 million for the three months ended March 31, 2018 to $219 million for the three months ended March 31, 2019. The decrease is primarily due to a $42 million decrease in Renewables as a result of a decline in wind generation and lower average prices in the period.

The following tables reconcile Net Income attributable to AVANGRID to Adjusted Net Income (non-GAAP), and EPS attributable to AVANGRID to adjusted EPS (non-GAAP) for the three months ended March 31, 2019 and 2018, respectively:

	Three Months Ended
	March 31,
(in millions)	2019	2018
Networks	$201	$200
Renewables	4	50
Corporate (1)	13	(5)
Gas Storage	—	(1)
Net Income	$217	$244
Adjustments:
Loss from held for sale measurement (2)	—	5
Mark-to-market adjustments - Renewables (3)	(3)	(4)
Restructuring charges (4)	—	1
Accelerated depreciation from repowering (5)	5	—
Income tax impact of adjustments	—	10
Gas Storage, net of tax	—	(13)
Adjusted Net Income (6)	$219	$243

	Three Months Ended
	March 31,
	2019	2018
Networks	$0.65	$0.65
Renewables	0.01	0.16
Corporate (1)	0.04	(0.02)
Gas Storage	—	—
Net Income	$0.70	$0.79
Adjustments:
Loss from held for sale measurement (2)	—	0.02
Mark-to-market adjustments - Renewables (3)	(0.01)	(0.01)
Restructuring charges (4)	—	—
Accelerated depreciation from repowering (5)	0.02	—
Income tax impact of adjustments	—	0.03
Gas Storage, net of tax	—	(0.04)
Adjusted Earnings Per Share (6)	$0.71	$0.78

(1)	Includes corporate and other non-regulated entities as well as intersegment eliminations.

(2)	Represents loss from measurement of assets and liabilities held for sale in connection with the committed plan to sell the gas trading and storage businesses.

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

(5)	Represents the amount of accelerated depreciation derived from repowering of wind farms in Renewables.

(6)
Adjusted net income and adjusted earnings per share are non-GAAP financial measures and are presented after excluding restructuring charges, loss from held for sale measurement, accelerated depreciation derived from repowering of a wind farm, the impact from mark-to-market activities in Renewables and Gas storage business.

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

We and our subsidiaries are required to comply with certain covenants in connection with our respective loan agreements. The covenants are standard and customary in financing agreements, and we and our subsidiaries were in compliance with such covenants as of March 31, 2019.
Liquidity Position
At March 31, 2019 and December 31, 2018, available liquidity was approximately $2,233 million and $2,447 million, respectively.
We manage our overall liquidity position as part of the group of companies controlled by Iberdrola, or the Iberdrola Group, and are a party to a liquidity agreement with Bank of America, N.A. along with certain members of the Iberdrola Group. The liquidity agreement aids the Iberdrola Group in efficient cash management and reduces the need for external borrowing by the pool participants. Parties to the agreement, including us, may deposit funds with or borrow from the financial institution, provided that the net balance of funds deposited or borrowed by all pool participants in the aggregate is not less than zero. The balance at March 31, 2019 was zero. Any deposit amounts would be reflected in our condensed consolidated balance sheets under cash and cash equivalents because our deposited surplus funds under the cash pooling agreement are highly-liquid short-term investments. We also have a bi-lateral demand note agreement with a Canadian affiliate of the Iberdrola Group under which we had notes payable balance outstanding of $0 at March 31, 2019.
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
The following table provides the components of our liquidity position as of March 31, 2019 and December 31, 2018, respectively:

	As of March 31,	As of December 31,
	2019	2018
	(in millions)
Cash and cash equivalents	$33	$36
AVANGRID Credit Facility	2,500	2,500
Iberdrola Group Credit Facility	500	500
Less: borrowings	(800)	(589)
Total	$2,233	$2,447
AVANGRID Commercial Paper Program
AVANGRID has a commercial paper program with a limit of $2 billion that is backstopped by the AVANGRID Credit Facility (described below). As of March 31, 2019 and May 1, 2019, there was $800 million and $872 million of commercial paper outstanding, respectively.
AVANGRID Credit Facility
AVANGRID and its subsidiaries, NYSEG, RG&E, CMP, UI, CNG, SCG and BGC have a revolving credit facility with a syndicate of banks, or the AVANGRID Credit Facility, that provides for maximum borrowings of up to $2.5 billion in the aggregate.
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
Since the facility is a backstop to the AVANGRID commercial paper program, the amounts available under the facility as of March 31, 2019 and May 1, 2019, were $1,700 million and $1,628 million, respectively.

Iberdrola Group Credit Facility
AVANGRID has a credit facility with Iberdrola Financiacion, S.A.U., a company of the Iberdrola Group. The facility has a limit of $500 million and matures on June 18, 2023. AVANGRID pays a facility fee of 10.5 basis points annually on the facility. As of both March 31, 2019 and May 1, 2019, there was no outstanding amount under this credit facility.
Capital Resources
On January 15, 2019, UI, CNG, SCG and BGC issued $195 million in aggregate amount of notes/bonds with maturity dates ranging from 2029 to 2049 and interest rates ranging from 4.07% to 4.52%.
On April 1, 2019, NYSEG issued $12 million of Indiana County Industrial Development Authority Pollution Control Revenue Bonds in a private placement with a 2.65% interest rate and maturing in 2024.
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
We expect to incur approximately $2.3 billion in capital expenditures through the remainder of 2019.
Cash Flows
Our cash flows depend on many factors, including general economic conditions, regulatory decisions, weather, commodity price movements and operating expense and capital spending control.
The following is a summary of the cash flows by activity for the three months ended March 31, 2019 and 2018, respectively:

	Three Months Ended
	March 31,
	2019	2018
	(in millions)
Net cash provided by operating activities	$315	$597
Net cash used in investing activities	(526)	(323)
Net cash provided by (used in) financing activities	206	(275)
Net decrease in cash, cash equivalents and restricted cash	$(5)	$(1)
Operating Activities
The cash from operating activities for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 decreased by $282 million, primarily attributable to a net decrease of $64 million from current assets and liabilities driven by timing of cash collections and cash disbursements during the period, and a decrease of $167 million in non-current liabilities primarily due to a decrease in other long-term liabilities and changes in long-term regulatory assets/liabilities.
Investing Activities
For the three months ended March 31, 2019, net cash used in investing activities was $526 million, which was comprised of $425 million of capital expenditures and other investments and equity method investments of $116 million, partially offset by $10 million of contributions in aid of construction and $2 million of cash distributions from equity method investments.
For the three months ended March 31, 2018, net cash used in investing activities was $323 million, which was comprised of $399 million of capital expenditures, partially offset by $7 million of contributions in aid of construction, $2 million of cash distributions from equity method investments and proceeds from sale of assets of $67 million.
Financing Activities
For the three months ended March 31, 2019, financing activities provided $206 million in cash reflecting primarily an issuance of notes/bonds with net proceeds of $194 million, contributions from non-controlling interests of $3 million and a net increase in non-current debt and current notes payable of $168 million, offset by distributions to non-controlling interests of $3 million, payments on capital leases of $21 million and dividends of $135 million.

For the three months ended March 31, 2018, financing activities used $275 million in cash reflecting primarily a net decrease in non-current debt and current notes payable of $126 million, distributions to non-controlling interests of $11 million, payments on capital lease of $8 million and dividends of $134 million.
Off-Balance Sheet Arrangements
There have been no material changes in the off-balance sheet arrangements during the three months ended March 31, 2019 as compared to those reported for the fiscal year ended December 31, 2018 in our Form 10-K.
Contractual Obligations
Upon adoption of ASC 842, certain land easements that we previously classified as a lease do not meet the definition of a lease. As a result, our operating lease obligations as of December 31, 2018 will be categorically separated between operating leases and land easements. The new lease accounting standard is discussed further in Notes 3 and 8 to our condensed consolidated financial statements. These changes do not result in material changes to the quantitative amounts of our contractual and contingent obligations during the three months ended March 31, 2019 as compared to those reported for the fiscal year ended December 31, 2018 in our Form 10-K.
Critical Accounting Policies and Estimates
The accompanying financial statements provided herein have been prepared in accordance with U.S. GAAP. In preparing the accompanying financial statements, our management has applied accounting policies and made certain estimates and assumptions that affect the reported amounts of assets, liabilities, stockholders’ equity, revenues and expenses and the disclosures thereof. While we believe that these policies and estimates used are appropriate, actual future events can and often do result in outcomes that can be materially different from these estimates. The accounting policies and related risks described in our Form 10-K are those that depend most heavily on these judgments and estimates. As of March 31, 2019, the only notable changes to the significant accounting policies described in our consolidated financial statements as of December 31, 2018 and 2017, and for the three years ended December 31, 2018, are with respect to our adoption of the new accounting pronouncements described in the Note 3 of our condensed consolidated financial statements for the three months ended March 31, 2019.
New Accounting Standards
We review new accounting standards to determine the expected financial impact, if any, that the adoption of each such standard will have. As of March 31, 2019, the new accounting pronouncements that we have adopted as of January 1, 2019, and reflected in our condensed consolidated financial statements are described in Note 3 of our condensed consolidated financial statements for the three months ended March 31, 2019. There have been no other material changes to the significant accounting policies described in our consolidated financial statements as of December 31, 2018 and 2017, and for the three years ended December 31, 2018.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains a number of forward-looking statements. Forward-looking statements may be identified by the use of forward-looking terms such as “may,” “will,” “should,” “would,” “could,” “can,” “expect(s),” “believe(s),” “anticipate(s),” “intend(s),” “plan(s),” “estimate(s),” “project(s),” “assume(s),” “guide(s),” “target(s),” “forecast(s),” “ are (is) confident that” and “seek(s)” or the negative of such terms or other variations on such terms or comparable terminology. Such forward-looking statements include, but are not limited to, statements about our plans, objectives and intentions, outlooks or expectations for earnings, revenues, expenses or other future financial or business performance, strategies or expectations, or the impact of legal or regulatory matters on business, results of operations or financial condition of the business and other statements that are not historical facts. Such statements are based upon the current reasonable beliefs, expectations, and assumptions of our management and are subject to significant risks and uncertainties that could cause actual outcomes and results to differ materially. Important factors are discussed and should be reviewed in our Form 10-K and other subsequent filings with the SEC. Specifically, forward-looking statements include, without limitation:

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
Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results may vary in material respects from those expressed or implied by these forward-looking statements. You should not place undue reliance on these forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements to reflect events or circumstances after the date of this report, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. Other risk factors are detailed from time to time in our reports filed with the SEC, and we encourage you to consult such disclosures.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our market risk during the three months ended March 31, 2019, as compared to those reported for the fiscal year ended December 31, 2018 in our Form 10-K.
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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Please read “Note 9—Contingencies” and “Note 10—Environmental Liabilities” to the accompanying unaudited condensed consolidated financial statements under Part I, Item 1 of this report for a discussion of legal proceedings that we believe could be material to us.

Item 1A. Risk Factors
Shareholders and prospective investors should carefully consider the risk factors disclosed in our Form 10-K for the fiscal year ended December 31, 2018. There have been no material changes to such risk factors.

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

Avangrid, Inc.

Date: May 2, 2019	By:	/s/ James P. Torgerson
James P. Torgerson
Director and Chief Executive Officer

Date: May 2, 2019	By:	/s/ Douglas K. Stuver
Douglas K. Stuver
Senior Vice President - Chief Financial Officer