Form 10-Q
period 2019-06-30
Avangrid, Inc.
filed 2019-08-01
CIK 1634997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to                  i
Commission File No. 001-37660

Avangrid, Inc.
(Exact Name of Registrant as Specified in its Charter)

New York		14-1798693
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
180 Marsh Hill Road
Orange,	Connecticut	06477
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (207) 629-1200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, par value $0.01 per share	AGR	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of July 31, 2019, the registrant had 309,005,272 shares of common stock, par value $0.01, outstanding.

Avangrid, Inc.
REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2019

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Avangrid, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(Millions, except for number of shares and per share data)
Operating Revenues	$1,400	$1,402	$3,242	$3,267
Operating Expenses
Purchased power, natural gas and fuel used	259	279	822	855
Loss from assets held for sale	—	10	—	15
Operations and maintenance	573	533	1,126	1,060
Depreciation and amortization	222	215	444	418
Taxes other than income taxes	139	143	302	294
Total Operating Expenses	1,193	1,180	2,694	2,642
Operating Income	207	222	548	625
Other Income and (Expense)
Other income (expense)	2	(20)	(5)	(41)
Earnings from equity method investments	1	5	2	7
Interest expense, net of capitalization	(76)	(70)	(154)	(144)
Income Before Income Tax	134	137	391	447
Income tax expense	29	27	70	99
Net Income	105	110	321	348
Less: Net (loss) income attributable to noncontrolling interests	(5)	3	(6)	(3)
Net Income Attributable to Avangrid, Inc.	$110	$107	$327	$351
Earnings Per Common Share, Basic	$0.36	$0.35	$1.06	$1.13
Earnings Per Common Share, Diluted	$0.36	$0.34	$1.06	$1.13
Weighted-average Number of Common Shares Outstanding:
Basic	309,491,082	309,517,854	309,491,082	309,515,758
Diluted	309,512,752	309,719,584	309,509,620	309,711,682
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(Millions)
Net Income	$105	$110	$321	$348
Other Comprehensive Income (Loss)
Gain on defined benefit plans, net of income taxes of $0.2 for both the three and six months ended	—	1	—	1
Loss on nonqualified pension plans	(1)	—	(1)	—
Unrealized gain (loss) during the period on derivatives qualifying as cash flow hedges, net of income tax of $0.5 and $(1.5) for the three months ended, respectively, and $(10.4) and $(1.5) for the six months ended, respectively	2	(5)	(27)	(5)
Reclassification to net income of loss (gain) on cash flow hedges, net of income taxes of $0.2 for the three months ended and $0.9 and $(7.2) for the six months ended, respectively	1	—	3	(10)
Other Comprehensive Income (Loss)	2	(4)	(25)	(14)
Comprehensive Income	107	106	296	334
Less: Net (loss) income attributable to noncontrolling interests	(5)	3	(6)	(3)
Comprehensive Income Attributable to Avangrid, Inc.	$112	$103	$302	$337
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
As of	2019	2018
(Millions)
Assets
Current Assets
Cash and cash equivalents	$166	$36
Accounts receivable and unbilled revenues, net	1,009	1,142
Accounts receivable from affiliates	13	6
Derivative assets	12	16
Fuel and gas in storage	91	109
Materials and supplies	128	126
Prepayments and other current assets	137	229
Regulatory assets	247	299
Total Current Assets	1,803	1,963
Total Property, Plant and Equipment ($1,048 and $726 related to VIEs, respectively)	24,373	23,459
Operating lease right-of-use assets	77	—
Equity method investments	505	366
Other investments	58	58
Regulatory assets	2,554	2,640
Deferred income taxes regulatory	—	6
Other Assets
Goodwill	3,127	3,127
Intangible assets	318	323
Derivative assets	79	63
Other	247	162
Total Other Assets	3,771	3,675
Total Assets	$33,141	$32,167
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
As of	2019	2018
(Millions, except share information)
Liabilities
Current Liabilities
Current portion of debt	$374	$394
Notes payable	533	587
Interest accrued	70	62
Accounts payable and accrued liabilities	1,012	1,132
Accounts payable to affiliates	48	58
Dividends payable	136	136
Taxes accrued	56	59
Operating lease liabilities	11	—
Derivative liabilities	25	44
Other current liabilities	291	327
Regulatory liabilities	256	205
Total Current Liabilities	2,812	3,004
Regulatory liabilities	3,286	3,223
Other Non-current Liabilities
Deferred income taxes	1,535	1,530
Deferred income	1,351	1,385
Pension and other postretirement	1,092	1,102
Operating lease liabilities	69	—
Derivative liabilities	122	97
Asset retirement obligations	183	217
Environmental remediation costs	333	339
Other	527	499
Total Other Non-current Liabilities	5,212	5,169
Non-current debt	6,282	5,368
Total Non-current Liabilities	14,780	13,760
Total Liabilities	17,592	16,764
Commitments and Contingencies
Equity
Stockholders’ Equity:
Common stock, $.01 par value, 500,000,000 shares authorized, 309,752,140 shares issued; 309,005,272 shares outstanding, respectively	3	3
Additional paid in capital	13,659	13,657
Treasury stock	(12)	(12)
Retained earnings	1,594	1,528
Accumulated other comprehensive loss	(109)	(72)
Total Stockholders’ Equity	15,135	15,104
Non-controlling interests	414	299
Total Equity	15,549	15,403
Total Liabilities and Equity	$33,141	$32,167

The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2019	2018
(Millions)
Cash Flow from Operating Activities:
Net income	$321	$348
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	444	418
Loss from assets held for sale	—	15
Regulatory assets/liabilities amortization and carrying cost	32	37
Pension cost	45	62
Earnings from equity method investments	(2)	(7)
Distributions of earnings received from equity method investments	2	7
Unrealized gain on marked-to-market derivative contracts	(23)	(4)
Deferred taxes	(22)	106
Other non-cash items	(14)	(11)
Changes in operating assets and liabilities:
Current assets	295	120
Noncurrent assets	(34)	(69)
Current liabilities	(247)	(122)
Noncurrent liabilities	20	83
Net Cash Provided by Operating Activities	817	983
Cash Flow from Investing Activities:
Capital expenditures	(1,337)	(751)
Contributions in aid of construction	21	23
Proceeds from sale of assets	2	136
Distributions received from equity method investments	5	2
Other investments and equity method investments, net	(143)	(16)
Net Cash Used in Investing Activities	(1,452)	(606)
Cash Flow from Financing Activities:
Non-current note issuance	1,188	325
Repayments of non-current debt	(194)	(65)
Repayments of other short-term debt, net	(54)	(539)
Repayments of financing leases	(25)	(12)
Repurchase of common stock	—	(4)
Issuance of common stock	—	(2)
Distributions to noncontrolling interests	(10)	(22)
Contributions from noncontrolling interests	131	220
Dividends paid	(272)	(267)
Net Cash Provided by (Used in) Financing Activities	764	(366)
Net Increase in Cash, Cash Equivalents and Restricted Cash	129	11
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	43	46
Cash, Cash Equivalents and Restricted Cash, End of Period	$172	$57
Supplemental Cash Flow Information
Cash paid for interest, net of amounts capitalized	$125	$113
Cash paid/(refund) for income taxes	$3	$(13)
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(unaudited)

	Avangrid, Inc. Stockholders
(Millions, except for number of shares )	Number of shares (*)	Common Stock	Additional paid-in capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total
As of March 31, 2018	309,086,480	$3	$13,654	$(8)	$1,579	$(57)	$15,171	$148	$15,319
Net income	—	—	—	—	107	—	107	3	110
Other comprehensive loss, net of tax of $(1.3)	—	—	—	—	—	(4)	(4)	—	(4)
Comprehensive income									106
Dividends declared, $0.432/share	—	—	—	—	(133)	—	(133)	—	(133)
Repurchase of common stock	(81,208)	—	—	(4)	—	—	(4)	—	(4)
Stock-based compensation	—	—	1	—	—	—	1	—	1
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(30)	(30)
Contributions from noncontrolling interests	—	—	—	—	(3)	—	(3)	212	209
As of June 30, 2018	309,005,272	$3	$13,655	$(12)	$1,550	$(61)	$15,135	$333	$15,468
As of March 31, 2019	309,005,272	$3	$13,658	$(12)	$1,620	$(111)	$15,158	$298	$15,456
Net income (loss)	—	—	—	—	110	—	110	(5)	105
Other comprehensive income, net of tax of $0.7	—	—	—	—	—	2	2	—	2
Comprehensive income									107
Dividends declared, $0.44/share	—	—	—	—	(136)	—	(136)	—	(136)
Stock-based compensation	—	—	1	—	—	—	1	—	1
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(7)	(7)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	128	128
As of June 30, 2019	309,005,272	$3	$13,659	$(12)	$1,594	$(109)	$15,135	$414	$15,549
The accompanying notes are an integral part of our condensed consolidated financial statements.

	Avangrid, Inc. Stockholders
(Millions, except for number of shares )	Number of shares (*)	Common Stock	Additional paid-in capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total
As of December 31, 2017	309,005,272	$3	$13,653	$(8)	$1,475	$(46)	$15,077	$19	$15,096
Adoption of accounting standards	—	—	—	—	(3)	(1)	(4)	140	136
Net income (loss)	—	—	—	—	351	—	351	(3)	348
Other comprehensive loss, net of tax of $(8.5)	—	—	—	—	—	(14)	(14)	—	(14)
Comprehensive income									334
Dividends declared, $0.864/share	—	—	—	—	(267)	—	(267)	—	(267)
Release of common stock held in trust	—	—	—	—	—	—	—	—	—
Issuance of common stock	81,208	—	1	—	(3)	—	(2)	—	(2)
Repurchase of common stock	(81,208)	—	—	(4)	—	—	(4)	—	(4)
Stock-based compensation	—	—	1	—	—	—	1	—	1
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(41)	(41)
Contributions from noncontrolling interests	—	—	—	—	(3)	—	(3)	218	215
As of June 30, 2018	309,005,272	$3	$13,655	$(12)	$1,550	$(61)	$15,135	$333	$15,468
As of December 31, 2018	309,005,272	$3	$13,657	$(12)	$1,528	$(72)	$15,104	$299	$15,403
Adoption of accounting standards	—	—	—	—	11	(12)	(1)	—	(1)
Net income (loss)	—	—	—	—	327	—	327	(6)	321
Other comprehensive loss, net of tax of $(9.5)	—	—	—	—	—	(25)	(25)	—	(25)
Comprehensive income									296
Dividends declared, $0.88/share	—	—	—	—	(272)	—	(272)	—	(272)
Stock-based compensation	—	—	2	—	—	—	2	—	2
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(10)	(10)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	131	131
As of June 30, 2019	309,005,272	$3	$13,659	$(12)	$1,594	$(109)	$15,135	$414	$15,549
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
We believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly our condensed consolidated balance sheets, condensed consolidated statements of income, comprehensive income, cash flows and changes in equity for the interim periods described herein. All such adjustments are of a normal and recurring nature, except as otherwise disclosed. The results for the three and six months ended June 30, 2019, are not necessarily indicative of the results for the entire fiscal year ending December 31, 2019.
Note 3. Significant Accounting Policies and New Accounting Pronouncements
As of June 30, 2019, the new accounting pronouncements that we have adopted as of January 1, 2019, and reflected in our condensed consolidated financial statements are described below. There have been no other material changes to the significant accounting policies described in our consolidated financial statements as of December 31, 2018 and 2017, and for the three years ended December 31, 2018, except for the leases accounting policy described below.
Significant Accounting Policies
Leases
We determine if an arrangement is a lease at inception. We classify a lease as a finance lease if it meets any one of specified criteria that in essence transfers ownership of the underlying asset to us by the end of the lease term. If a lease does not meet any of those criteria, we classify it as an operating lease. On our condensed consolidated balance sheets, we include, for operating leases: "Operating lease right-of-use (ROU) assets" and "Operating lease liabilities (current and non-current)"; and for finance leases: finance lease ROU assets in "Other assets" and liabilities in "Other current liabilities" and "Other liabilities."
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. We recognize lease ROU assets and liabilities at commencement of an arrangement based on the present value of lease payments over the lease term. Most of our leases do not provide an implicit rate, so we use our incremental borrowing rate based on information available at the lease commencement date to determine the present value of future payments. A lease ROU asset also includes any lease payments made at or before commencement date, minus any lease incentives received, and includes initial direct costs incurred. We do not record leases with an initial term of 12 months or less on the balance sheet, for all classes of underlying assets, and we recognize lease expense for those leases on a straight-line basis over the lease term. We include variable lease payments that depend on an index or a rate in the ROU asset and lease liability measurement based on the index or rate at the commencement date, or upon a modification. We do not include variable lease payments that do not depend on an index or a rate in the ROU asset and lease liability measurement. A lease term includes options to extend or terminate the lease when it is reasonably certain that we will exercise that option. We recognize lease (rent) expense for operating lease payments on a straight-line basis over the lease term, or for our regulated companies we recognize the amount eligible for recovery under their rate plans, such as actual amounts paid. We amortize finance lease ROU assets on a straight-line basis over the lease term and recognize interest expense based on the outstanding lease liability.
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
In March 2019, the FASB issued additional amendments to ASC 842 for minor codification improvements, which we early applied effective January 1, 2019, with no material effect to our condensed consolidated results of operations, financial position and cash flows.

The cumulative effects of the changes to our condensed consolidated balance sheet as of January 1, 2019, were as follows:

	Balance at December 31, 2018	Adjustments Due to ASC 842	Balance at January 1, 2019
(Millions)
Assets
Total Property, Plant and Equipment	$23,459	$(147)	$23,312
Operating lease right-of-use assets	—	82	82
Other assets	162	146	308
Liabilities
Current portion of debt	$394	$(28)	$366
Operating lease liabilities, current	—	8	8
Other current liabilities	327	28	355
Operating lease liabilities, long-term	—	74	74
Other non-current liabilities	499	61	560
Non-current debt	5,368	(61)	5,307
Equity
Retained earnings	$1,528	$(1)	$1,527

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
(b) Targeted improvements to accounting for hedging activities
In August 2017, the FASB issued targeted amendments with the objective to better align hedge accounting with an entity’s risk management activities in the financial statements, and to simplify the application of hedge accounting. The amendments address concerns of financial statement preparers over difficulties with applying hedge accounting and limitations for hedging both nonfinancial and financial risks and concerns of financial statement users over how hedging activities are reported in financial statements. The amended presentation and disclosure guidance is required only prospectively. Changes to the hedge accounting guidance to address those concerns: 1) expand hedge accounting for nonfinancial and financial risk components and amend measurement methodologies to more closely align hedge accounting with an entity’s risk management activities; 2) eliminate the separate measurement and reporting of hedge ineffectiveness, to reduce the complexity of preparing and understanding hedge results; 3) enhance disclosures and change the presentation of hedge results to align the effects of the hedging instrument and the hedged item in order to enhance transparency, comparability and understandability of hedge results; and 4) simplify the way assessments of hedge effectiveness may be performed to reduce the cost and complexity of applying hedge accounting. The amendments ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness going forward. We adopted the hedge accounting amendments on January 1, 2019, and had no cumulative-effect adjustment to retained earnings because there were no amounts of ineffectiveness recorded for any existing hedges as of that date. Concurrently with the above targeted improvements, we adopted the additional amendments the FASB issued in October 2018 that permit use of the Overnight Index Swap rate based on the Secured Overnight Financing Rate as a U.S. benchmark interest rate for hedge accounting purposes. Use of that rate is in addition to the already eligible benchmark interest rates, which are: interest rates on direct Treasury obligations of the U.S. government, the London Interbank Offered Rate swap rate, the OIS Rate based on the Fed Funds Effective Rate and the Securities Industry and Financial Markets Association Municipal Swap Rate.
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
Accounting Pronouncements Issued But Not Yet Adopted
The following are new accounting pronouncements not yet adopted, including those issued since December 31, 2018, that we have evaluated or are evaluating to determine their effect on our consolidated financial statements.
(a) Measurement of credit losses on financial instruments, amendments and updates
The FASB issued an accounting standards update in June 2016 that requires more timely recording of credit losses on loans and other financial instruments. The amendments affect entities that hold financial assets and net investment in leases that are not accounted for at fair value through net income (loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, etc.). They require an entity to present a financial asset (or group of financial assets) that is measured at amortized cost basis at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. An entity must use judgment in determining the relevant information and estimation methods appropriate in its circumstances. The FASB subsequently issued various updates to this new guidance to clarify transition and scope requirements, make narrow-scope codification improvements and corrections, and provide targeted transition relief. The new guidance, including the subsequent amendments, is effective for public entities that are SEC filers - and do not early adopt the new guidance - for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We will not early adopt the amendments. Entities are to apply the amendments on a modified retrospective basis for most instruments.
Our implementation plan and steps currently under way for our adoption include: identifying and evaluating financial assets within scope; documenting related technical accounting issues, policy considerations and financial reporting implications; and identifying changes to processes and controls to ensure all aspects of the new guidance are effectively addressed. We expect our adoption will not materially affect our consolidated results of operations, financial position and cash flows.
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
Contract Costs and Contract Liabilities
We recognize an asset for incremental costs of obtaining a contract with a customer when we expect the benefit of those costs to be longer than one year. We have contract assets for costs from development success fees, which we paid for during the solar asset development period in 2018, and will amortize ratably into expense over the 15-year life of the power purchase agreement (PPA), expected to commence in December 2021 upon commercial operation. We also have a contract asset for costs incurred to cancel a PPA, which we will amortize over the 10-year contract period of the replacement PPA that will commence upon completion of the project. Contract assets totaled $12 million and $9 million at June 30, 2019 and December 31, 2018, respectively, and are presented in "Other non-current assets" on our condensed consolidated balance sheets.
We have contract liabilities for revenue from transmission congestion contract (TCC) auctions, for which we receive payment at the beginning of an auction period, and amortize ratably each month into revenue over the applicable auction period. The auction periods range from six months to two years. TCC contract liabilities totaled $12 million and $9 million at June 30, 2019 and December 31, 2018, respectively, and are presented in "Other current liabilities" on our condensed consolidated balance sheets.

We recognized $4 million and $9 million as revenue during the three and six months ended June 30, 2019, respectively, and $4 million and $8 million for the three and six months ended June 30, 2018, respectively.
Revenues disaggregated by major source for our reportable segments for the three and six months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended June 30, 2019				Six Months Ended June 30, 2019
	Networks	Renewables	Other (b)	Total	Networks	Renewables	Other (b)	Total
(Millions)
Regulated operations – electricity	$802	$—	$—	$802	$1,715	$—	$—	$1,715
Regulated operations – natural gas	249	—	—	249	874	—	—	874
Nonregulated operations – wind	—	221	—	221	—	403	—	403
Nonregulated operations – solar	—	8	—	8	—	13	—	13
Nonregulated operations – thermal	—	—	—	—	—	16	—	16
Other(a)	18	24	—	42	55	17	(4)	68
Revenue from contracts with customers	1,069	253	—	1,322	2,644	449	(4)	3,089
Leasing revenue	3	—	—	3	4	—	—	4
Derivative revenue	—	48	—	48	—	89	—	89
Alternative revenue programs	19	—	—	19	35	—	—	35
Other revenue	2	6	—	8	14	11	—	25
Total operating revenues	$1,093	$307	$—	$1,400	$2,697	$549	$(4)	$3,242

	Three Months Ended June 30, 2018				Six Months Ended June 30, 2018
	Networks	Renewables	Other (b)	Total	Networks	Renewables	Other (b)	Total
(Millions)
Regulated operations – electricity	$800	$—	$—	$800	$1,726	$—	$—	$1,726
Regulated operations – natural gas	266	—	—	266	838	—	—	838
Nonregulated operations – wind	—	180	—	180	—	348	—	348
Nonregulated operations – solar	—	6	—	6	—	8	—	8
Nonregulated operations – thermal	—	1	—	1	—	14	—	14
Nonregulated operations – gas storage	—	—	6	6	—	—	10	10
Other(a)	6	(10)	(6)	(10)	31	(33)	9	7
Revenue from contracts with customers	1,072	177	—	1,249	2,595	337	19	2,951
Leasing revenue	9	98	—	107	18	179	—	197
Derivative revenue	—	22	—	22	—	65	10	75
Alternative revenue programs	25	—	—	25	44	—	—	44
Other revenue	(1)	—	—	(1)	—	—	—	—
Total operating revenues	$1,105	$297	$—	$1,402	$2,657	$581	$29	$3,267

(a)	Primarily includes certain intra-month trading activities, billing, collection, and administrative charges, sundry billings, and other miscellaneous revenue.

(b)	Does not represent a segment. Includes Corporate, Gas and intersegment eliminations.

Refer to Note 3 for details on the adoption of ASC 842 including a discussion regarding the classification of lease revenues.
As of June 30, 2019 and December 31, 2018, accounts receivable balances related to contracts with customers were approximately $980 million and $1,118 million, respectively, including unbilled revenues of $284 million and $374 million, which are included in “Accounts receivable and unbilled revenues, net” on our condensed consolidated balance sheets.
As of June 30, 2019, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) were as follows:

As of June 30, 2019	2020	2021	2022	2023	2024	Thereafter	Total
(Millions)
Revenue expected to be recognized on multiyear retail energy sales contracts in place	$1	$1	$1	$1	$1	$—	$5
Revenue expected to be recognized on multiyear capacity and carbon-free energy sale contracts	15	13	9	3	1	—	41
Revenue expected to be recognized on multiyear renewable energy credit sale contracts	18	13	8	5	4	9	57
Total operating revenues	$34	$27	$18	$9	$6	$9	$103

As of June 30, 2019, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) for the remainder of 2019 was $29 million.
Note 5. Regulatory Assets and Liabilities
Pursuant to the requirements concerning accounting for regulated operations, our utilities capitalize, as regulatory assets, incurred and accrued costs that are probable of recovery in future electric and natural gas rates. We base our assessment of whether recovery is probable on the existence of regulatory orders that allow for recovery of certain costs over a specific period, or allow for reconciliation or deferral of certain costs. When costs are not treated in a specific order, we use regulatory precedent to determine if recovery is probable. Our operating utilities also record, as regulatory liabilities, obligations to refund previously collected revenue or to spend revenue collected from customers on future costs. The primary items that are not included in the rate base or accruing carrying costs are the regulatory assets for qualified pension and other postretirement benefits, which reflect unrecognized actuarial gains and losses; debt premium; environmental remediation costs, which are primarily the offset of accrued liabilities for future spending; unfunded future income taxes, which are the offset to the unfunded future deferred income tax liability recorded; asset retirement obligations; hedge losses; and contracts for differences. The total net amount of these items is approximately $1,762 million.
On August 25, 2014, the Maine Public Utility Commission (MPUC) approved a stipulation agreement that provided for a distribution rate increase for Central Maine Power (CMP) of approximately $24.3 million, effective July 1, 2014, with an allowed return on equity (ROE) of 9.45% and an allowed equity ratio of 50%. The stipulation provided for the implementation of a revenue decoupling mechanism (RDM), reserve accounting and sharing of incremental storm costs, a separate proceeding for recovery of a new billing system and no earning sharing. On May 29, 2018, a ten-person complaint was filed with the MPUC against CMP, Networks and AVANGRID. The complaint requested that the MPUC open a rate case to determine if CMP is making excessive returns on investment and, therefore, whether CMP’s retail rates should be lower. The complaint also requested the MPUC deny certain costs associated with the October 2017 windstorm. On July 24, 2018, the MPUC issued an order dismissing the complaint and its associated request to deny the recovery of costs associated with the October 2017 windstorm. The order initiated an investigation into CMP’s rates and revenue requirement and directed CMP to make a filing consistent with the requirements for a general rate case no later than October 15, 2018. Consistent with the order in the ten-person complaint proceeding, on August 7, 2018, the MPUC issued a Notice of Investigation, opening the proceeding in which CMP would make its rate case filing and through which the MPUC will examine the rates and revenue requirements of CMP. On October 15, 2018, CMP filed a general rate case as directed by the MPUC requesting a ROE of 10% and an equity ratio of 55%. CMP is proposing to use savings arising out of changes in federal taxation pursuant to the Tax Act to minimize its requested distribution rate increase while making its electric system more reliable. The MPUC initially established an 11-month process to review CMP’s filing, which extends through October of 2019. The Maine Public Advocate for utility issues filed a motion to delay CMP's rate order decision to allow incorporation of the results of the separate metering and billing investigation. CMP did not oppose this motion. We expect the MPUC to rule on the motion in August. CMP’s general rate case filing includes a proposal to enhance the resiliency of the energy grid by expanding vegetation management and pursuing additional reliability measures such as pole replacements and addition of tree wire in selected areas. Such investments are designed to strengthen CMP’s power grid so it can better stand up to severe weather. CMP is planning to use savings from the federal Tax Act to pay for the costs of resiliency programs, other investments in infrastructure and certain cost increases since 2014. On December 20, 2018, the MPUC released the findings of the forensic audit of CMP’s customer billing system and customer communication practices. On January 14, 2019, the MPUC issued an Order and Notice of Investigation initiating an investigation of CMP’s metering and billing practices and initiating a separate investigation of the audit of CMP’s customer service and communication practices and incorporating such investigation into the general rate case. On February 22, 2019, the MPUC issued the MPUC staff Bench Analysis (BA) on all revenue requirement issues in this case, including customer service issues. The BA includes, among other things, a proposal to reduce CMP’s existing distribution rates by $2.0 - $3.6 million, inclusive of one-time items from July 2018, and implement a management efficiency adjustment as part of the rate setting process to reduce the MPUC staff recommended "unadjusted" ROE of 9.35% by 75 to 100 basis points. On April 12, 2019, CMP filed rebuttal testimony to the Bench Analysis and intervenor testimony. On June 17, 2019, the MPUC Staff issued its Reply Bench Analysis in response to CMP’s rebuttal testimony, which includes a reduction of the "unadjusted" ROE recommendation to 8.75% based on current market conditions, maintains the proposed management efficiency adjustment of 75 to 100 basis points and proposes to maintain the current cap of $31.4 million on the shared service costs provided to CMP until a management audit on the cost effectiveness of such services is completed. We cannot predict the outcome of this matter.
On June 15, 2016, the New York State Public Service Commission (NYPSC) approved the Joint Proposal filed with the NYPSC by New York State Electric & Gas Corporation (NYSEG) and Rochester Gas and Electric Corporation (RG&E) and by certain other signatory parties on February 19, 2016, in connection with a three-year rate plan for electric and gas service at NYSEG and RG&E effective May 1, 2016. Following the approval of the Joint Proposal, most of the regulatory deferrals related to NYSEG are amortized over a five-year period, except the portion of storm costs to be recovered over 10 years, unfunded deferred taxes being amortized over a period of 50 years and plant-related tax items which are amortized over the life of associated plant. Annual amortization expense for NYSEG is approximately $16.5 million per rate year. RG&E items that are being amortized are plant- related tax items, which are amortized over the life of associated plant, and unfunded deferred taxes being amortized over a period of 50 years. A majority of the other items related to RG&E, which net to a regulatory liability, remain deferred and will not be amortized until future proceedings.
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
On May 20, 2019, NYSEG and RG&E filed rate cases with the New York State Department of Public Service (NYDPS) for new tariffs. The effective date of new tariffs, assuming an approximately 11-month suspension period, will be April 20, 2020. The proposed rates facilitate the companies’ transition to a cleaner energy future while allowing for important initiatives such as vegetation management, hardening/resiliency and emergency preparedness. The companies are requesting delivery revenues to be based on a 9.50% ROE and 50% equity ratio. The below table provides a summary of the proposed delivery rate increases, delivery revenue percentages and total revenue percentages for all four businesses:

	Requested Revenue Increase	Delivery Revenue	Total Revenue
Utility	(Millions)%		%
NYSEG Electric	$156.7	20.4%	10.4%
NYSEG Gas	$6.3	3.0%	1.4%
RG&E Electric	$31.7	7.0%	4.1%
RG&E Gas	$5.8	3.3%	1.4%

NYSEG and RG&E expect a decision in the rate cases at the end of the first quarter in 2020. We cannot predict the outcome of this matter.
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
On December 19, 2018, PURA approved a settlement agreement between CNG and the Office of Consumer Counsel and PURA prosecutorial staff that provides for new rates effective January 1, 2019. The settlement agreement included an increase in rates of $9.9 million in 2019, an increase of $4.6 million in 2020 and an increase of $5.2 million in 2021, for a total increase of $19.7 million over the three-year rate plan. The settlement agreement is based on an ROE of 9.30% and an equity ratio of 54.00% in 2019, 54.50% in 2020 and 55.00% in 2021.
On January 18, 2019, the DPU approved a settlement agreement between BGC and the Massachusetts Attorney General’s Office providing for new distribution rates for BGC. The settlement agreement provides for a $1.6 million distribution base rate increase effective February 1, 2019 (with a make-whole provision back to January 1, 2019), and an additional $0.7 million base distribution increase effective November 1, 2019, if certain investments are made by BGC. The distribution rate increase is based on a 9.70% ROE and 55% equity ratio. The settlement agreement provides for the implementation of an RDM and pension expense tracker and also provides that BGC will not file to change base distribution rates to become effective before November 1, 2021.
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
Regulatory assets as of June 30, 2019 and December 31, 2018, respectively, consisted of:

	June 30,	December 31,
As of	2019	2018
(Millions)
Pension and other post-retirement benefits cost deferrals	$135	$141
Pension and other post-retirement benefits	1,083	1,138
Storm costs	342	346
Rate adjustment mechanism	16	18
Reliability support services	2	13
Revenue decoupling mechanism	10	7
Transmission revenue reconciliation mechanism	5	11
Contracts for differences	97	97
Hardship programs	26	26
Plant decommissioning	8	11
Deferred purchased gas	1	37
Deferred transmission expense	2	11
Environmental remediation costs	286	278
Debt premium	102	118
Unamortized losses on reacquired debt	23	23
Unfunded future income taxes	365	371
Federal tax depreciation normalization adjustment	155	157
Asset retirement obligation	18	18
Deferred meter replacement costs	28	29
Other	97	95
Total regulatory assets	2,801	2,945
Less: current portion	247	299
Total non-current regulatory assets	$2,554	$2,646

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
“Storm costs” for CMP, NYSEG, RG&E and UI are allowed in rates based on an estimate of the routine costs of service restoration. The companies are also allowed to defer service restoration costs resulting from major storms when they meet certain criteria for severity and duration. As of June 30, 2019, deferred storm costs include $84 million and $51 million at NYSEG being recovered over ten-year and five-year periods, respectively, from the approval of the Joint Proposal by the NYPSC, and $143 million and $52 million at NYSEG and RG&E, respectively, not included in the Joint Proposal. The recovery of amounts not included in the Joint Proposal will be determined in future proceedings.
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
Regulatory liabilities as of June 30, 2019 and December 31, 2018, respectively, consisted of:

	June 30,	December 31,
As of	2019	2018
(Millions)
Energy efficiency portfolio standard	$73	$56
Gas supply charge and deferred natural gas cost	17	4
Pension and other post-retirement benefits cost deferrals	98	97
Carrying costs on deferred income tax bonus depreciation	60	72
Carrying costs on deferred income tax - Mixed Services 263(a)	18	20
2017 Tax Act	1,547	1,509
Revenue decoupling mechanism	21	19
Accrued removal obligations	1,169	1,153
Asset sale gain account	10	10
Economic development	29	28
Positive benefit adjustment	38	39
Theoretical reserve flow thru impact	16	19
Deferred property tax	41	25
Net plant reconciliation	22	19
Debt rate reconciliation	58	49
Rate refund – FERC ROE proceeding	30	29
Transmission congestion contracts	23	21
Merger-related rate credits	17	18
Accumulated deferred investment tax credits	14	14
Asset retirement obligation	13	13
Earning sharing provisions	18	17
Middletown/Norwalk local transmission network service collections	20	19
Low income programs	35	38
Non-firm margin sharing credits	16	10
Other	139	129
Total regulatory liabilities	3,542	3,428
Less: current portion	256	205
Total non-current regulatory liabilities	$3,286	$3,223

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
“Asset sale gain account” represents the net gain on the sale of certain assets that will be used for the future benefit of ratepayers. The amortization period for the majority of the balance will be determined in future proceedings.
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
"Debt rate reconciliation" represents the over/under collection of costs related to debt instruments identified in the rate case. Costs would include interest, commissions and fees versus amounts included in rates.
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
“Merger-related rate credits” resulted from the acquisition of UIL. This is being used to moderate increases in rates. During the three and six months ended June 30, 2019, respectively, $0 and $1 million of rate credits were applied against customer bills. During the three and six months ended June 30, 2018, $1 million and $2 million of rate credits were applied against customer bills.
“Low income programs” represent various hardship and payment plan programs approved for recovery.
“Other” includes cost of removal being amortized through rates and various items subject to reconciliation including Medicare subsidy benefits and stray voltage collections.
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

We determine the fair value of our derivative assets and liabilities associated with Renewables activities utilizing market approach valuation techniques. Exchange-traded transactions, such as NYMEX futures contracts, that are based on quoted market prices in active markets for identical products with no adjustment are included in the Level 1 fair value. Contracts with delivery periods of two years or less which are traded in active markets and are valued with or derived from observable market data for identical or similar products such as over-the-counter NYMEX, foreign exchange swaps, and fixed price physical and basis and index trades are included in Level 2 fair value. Contracts with delivery periods exceeding two years or that have unobservable inputs or inputs that cannot be corroborated with market data for identical or similar products are included in Level 3 fair value. The unobservable inputs include historical volatilities and correlations for tolling arrangements and extrapolated values for certain power swaps. The valuation for this category is based on our judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists.
We determine the fair value of our interest rate swap derivative instruments based on a model whose inputs are observable, such as the London Interbank Offered Rate (LIBOR) forward interest rate curves. We include the fair value measurement for these contracts in Level 2 (See Note 7 for further discussion of interest rate swaps).
We determine the fair value of our foreign currency exchange derivative instruments based on current exchange rates compared to the rates at inception of the hedge. We include the fair value measurement for these contracts in Level 2.
The carrying amounts for cash and cash equivalents, restricted cash, accounts receivable, accounts payable, notes payable, lease obligations and interest accrued approximate their estimated fair values and are considered Level 1.
Restricted cash was $6 million and $7 million as of June 30, 2019 and December 31, 2018, respectively, which is included in "Other Assets" on our condensed consolidated balance sheets.
The financial instruments measured at fair value as of June 30, 2019 and December 31, 2018, respectively, consisted of:

As of June 30, 2019	Level 1	Level 2	Level 3	Netting	Total
(Millions)
Equity investments with readily determinable fair values	$35	$—	$—	$—	$35
Derivative assets
Derivative financial instruments - power	10	27	123	(72)	88
Derivative financial instruments - gas	—	20	37	(57)	—
Contracts for differences	—	—	2	—	2
Derivative financial instruments – other	—	1	—	—	1
Total	10	48	162	(129)	91
Derivative liabilities
Derivative financial instruments - power	(17)	(49)	(86)	111	(41)
Derivative financial instruments - gas	(3)	(21)	(8)	27	(5)
Contracts for differences	—	—	(99)	—	(99)
Derivative financial instruments – other	—	(1)	(1)	—	(2)
Total	$(20)	$(71)	$(194)	$138	$(147)

As of December 31, 2018	Level 1	Level 2	Level 3	Netting	Total
(Millions)
Equity investments with readily determinable fair values	$37	$—	$—	$—	$37
Derivative assets
Derivative financial instruments - power	17	23	91	(59)	72
Derivative financial instruments - gas	1	20	36	(55)	2
Contracts for differences	—	—	5	—	5
Total	18	43	132	(114)	79
Derivative liabilities
Derivative financial instruments - power	(12)	(41)	(36)	77	(12)
Derivative financial instruments - gas	(1)	(23)	(7)	22	(9)
Contracts for differences	—	—	(102)	—	(102)
Derivative financial instruments - other	—	(16)	(2)	—	(18)
Total	$(13)	$(80)	$(147)	$99	$(141)

The reconciliation of changes in the fair value of financial instruments based on Level 3 inputs for the three and six months ended June 30, 2019 and 2018, respectively, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2019	2018	2019	2018
Fair Value Beginning of Period,	$(22)	$(9)	$(15)	$6
Gains recognized in operating revenues	14	9	37	14
(Losses) recognized in operating revenues	—	(2)	(11)	(6)
Total gains recognized in operating revenues	14	7	26	8
Gains recognized in OCI	1	2	—	—
(Losses) recognized in OCI	—	—	(13)	—
Total gains recognized in OCI	1	2	(13)	—
Net change recognized in regulatory assets and liabilities	2	3	—	(8)
Purchases	(26)	(1)	(26)	(3)
Settlements	(1)	(3)	(4)	(4)
Fair Value as of June 30,	$(32)	$(1)	$(32)	$(1)
Gains for the period included in operating revenues attributable to the change in unrealized gains relating to financial instruments still held at the reporting date	$14	$7	$26	$8

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
Level 3 Fair Value Measurement
The table below illustrates the significant sources of unobservable inputs used in the fair value measurement of our Level 3 derivatives and the variability in prices for those transactions classified as Level 3 derivatives.

As of June 30, 2019
Instruments	Instrument Description	Valuation Technique	Valuation Inputs	Index	Avg.	Max.	Min.
Fixed price power and gas swaps with delivery period > two years	Transactions with delivery periods exceeding two years	Transactions are valued against forward market prices on a discounted basis	Observable and extrapolated forward gas and power prices not all of which can be corroborated by market data for identical or similar products	NYMEX ($/MMBtu)	$2.92	$4.90	$2.14
				Indiana hub ($/MWh)	$30.66	$61.12	$19.10
				Mid C ($/MWh)	$24.86	$105.00	$(0.50)
				Minn hub ($/MWh)	$25.22	$52.17	$12.51
				NoIL hub ($/MWh)	$27.46	$55.39	$15.50

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

Range at
Unobservable Input	June 30, 2019
Risk of non-performance	0.14% - 0.54%
Discount rate	1.76% - 1.87%
Forward pricing ($ per KW-month)	$3.80 - $7.03

Fair Value of Debt
As of June 30, 2019 and December 31, 2018, debt consisted of first mortgage bonds, unsecured pollution control notes and other various non-current debt securities. The estimated fair value of debt amounted to $7,276 million and $5,952 million as of June 30, 2019 and December 31, 2018, respectively. The estimated fair value was determined, in most cases, by discounting the future cash flows at market interest rates. The interest rates used to make these calculations take into account the credit ratings of the borrowers in each case. All debt is considered Level 2 within the fair value hierarchy.
On January 15, 2019, UI, CNG, SCG and BGC issued $195 million in aggregate amount of notes and bonds with maturity dates ranging from 2029 to 2049 and interest rates ranging from 4.07% to 4.52%.
On April 1, 2019, NYSEG issued $12 million of Indiana County Industrial Development Authority Pollution Control Revenue Bonds in a private placement maturing in 2024 with a 2.65% interest rate.
On May 16, 2019, we issued $750 million of senior unsecured notes maturing in 2029 at an interest rate of 3.80%.
On June 3, 2019, CMP issued $240 million aggregate principal amount of first mortgage bonds with maturity dates ranging from 2026 to 2034 and interest rates ranging from 3.87% to 4.20%.
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

(a) Networks activities
The tables below present Networks' derivative positions as of June 30, 2019 and December 31, 2018, respectively, including those subject to master netting agreements and the location of the net derivative positions on our condensed consolidated balance sheets:

As of June 30, 2019	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$8	$4	$8	$2
Derivative liabilities	(8)	(2)	(24)	(95)
	—	2	(16)	(93)
Designated as hedging instruments
Derivative assets	1	—	—	—
Derivative liabilities	—	—	(1)	—
	1	—	(1)	—
Total derivatives before offset of cash collateral	1	2	(17)	(93)
Cash collateral receivable	—	—	6	4
Total derivatives as presented in the balance sheet	$1	$2	$(11)	$(89)

As of December 31, 2018	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$18	$6	$10	$3
Derivative liabilities	(10)	(3)	(21)	(93)
	8	3	(11)	(90)
Designated as hedging instruments
Derivative assets	—	—	—	—
Derivative liabilities	—	—	(2)	—
	—	—	(2)	—
Total derivatives before offset of cash collateral	8	3	(13)	(90)
Cash collateral receivable	—	—	—	—
Total derivatives as presented in the balance sheet	$8	$3	$(13)	$(90)

The net notional volumes of the outstanding derivative instruments associated with Networks activities as of June 30, 2019 and December 31, 2018, respectively, consisted of:

	June 30,	December 31,
As of	2019	2018
(Millions)
Wholesale electricity purchase contracts (MWh)	4.5	4.9
Natural gas purchase contracts (Dth)	7.0	7.8
Fleet fuel purchase contracts (Gallons)	2.1	2.1

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
NYSEG and RG&E have purchased gas adjustment clauses that allow us to recover through rates any changes in the market price of purchased natural gas, substantially eliminating their exposure to natural gas price risk. NYSEG and RG&E use natural gas futures and forwards to manage fluctuations in natural gas commodity prices to provide price stability to customers. We include the cost or benefit of natural gas futures and forwards in the commodity cost that is passed on to customers when the related sales commitments are fulfilled. We record changes in the fair value of natural gas hedge contracts to derivative assets and/or liabilities with an offset to regulatory assets and/or regulatory liabilities in accordance with the accounting requirements for regulated operations.
The amounts for electricity hedge contracts and natural gas hedge contracts recognized in regulatory liabilities and assets as of June 30, 2019 and December 31, 2018 and amounts reclassified from regulatory assets and liabilities into income for the three and six months ended June 30, 2019 and 2018 are as follows:

(Millions)	Loss or Gain Recognized in Regulatory Assets/Liabilities		Location of Loss (Gain) Reclassified from Regulatory Assets/Liabilities into Income	Loss (Gain) Reclassified from Regulatory Assets/Liabilities into Income
As of				Three Months Ended June 30,		Six Months Ended June 30,
June 30, 2019	Electricity	Natural Gas	2019	Electricity	Natural Gas	Electricity	Natural Gas
Regulatory assets	$7	$3	Purchased power, natural gas and fuel used	$6	$—	$10	$—
December 31, 2018			2018
Regulatory assets	$—	$—	Purchased power, natural gas and fuel used	$1	$—	$(5)	$2
Regulatory liabilities	$5	$—

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
PURA has determined that costs associated with these CfDs will be fully recoverable by UI and CL&P through electric rates, and UI has deferred recognition of costs (a regulatory asset) or obligations (a regulatory liability), including carrying costs. For those CfDs signed by CL&P, UI records its approximate 20% portion pursuant to the cost-sharing agreement noted above. As of June 30, 2019, UI has recorded a gross derivative asset of $2 million ($0 of which is related to UI’s portion of the CfD signed by CL&P), a regulatory asset of $97 million, a gross derivative liability of $99 million ($96 million of which is related to UI’s portion of the CfD signed by CL&P) and a regulatory liability of $0. As of December 31, 2018, UI had recorded a gross derivative asset of $5 million ($0 of which is related to UI’s portion of the CfD signed by CL&P), a regulatory asset of $97 million, a gross derivative liability of $102 million ($96 million of which is related to UI’s portion of the CfD signed by CL&P) and a regulatory liability of $0.
The unrealized gains and losses from fair value adjustments to these derivatives, which are recorded in regulatory assets, for the three and six months ended June 30, 2019 and 2018, respectively, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(Millions)
Derivative assets	$(2)	$(2)	$(3)	$(4)
Derivative liabilities	$4	$6	$3	$(3)

Derivatives designated as hedging instruments
The effect of derivatives in cash flow hedging relationships on Other Comprehensive Income (OCI) and income for the three and six months ended June 30, 2019 and 2018, respectively, consisted of:

Three Months Ended June 30,	(Loss) Gain Recognized in OCI on Derivatives (a)	Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2019
Interest rate contracts	$—	Interest expense	$2	$76
Commodity contracts	(1)	Purchased power, natural gas and fuel used	—	259
Foreign currency exchange contracts	1		—
Total	$—		$2
2018
Interest rate contracts	$—	Interest expense	$2	$70
Commodity contracts	—	Purchased power, natural gas and fuel used	—	279
Total	$—		$2

Six Months Ended June 30,	Gain Recognized in OCI on Derivatives (a)	Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2019
Interest rate contracts	$—	Interest expense	$4	$154
Commodity contracts	—	Purchased power, natural gas and fuel used	—	822
Foreign currency exchange contracts	1		—
Total	$1		$4
2018
Interest rate contracts	$—	Interest expense	$4	$144
Commodity contracts	—	Purchased power, natural gas and fuel used	—	855
Total	$—		$4
(a) Changes in accumulated OCI are reported on a pre-tax basis.
On June 20, 2019, Networks entered into a forward contract to hedge the foreign currency exchange risk of approximately $100 million in forecasted capital expenditures through June 2023. The forward foreign currency contracts are designated and qualify as cash flow hedges and are expected to be settled upon the payment to vendors for capital expenditures. The gain or loss on the foreign exchange derivative is reported as a component of accumulated OCI and will be reclassified into earnings over the useful life of the underlying capital expenditures.
The net loss in accumulated OCI related to previously settled forward starting swaps and accumulated amortization is $57 million and $61 million as of June 30, 2019 and December 31, 2018, respectively. We recorded $2 million and $4 million in net derivative losses related to discontinued cash flow hedges for both the three and six months ended June 30, 2019 and 2018. We will amortize approximately $2 million of discontinued cash flow hedges for the remainder of 2019.
The unrealized loss of $1 million on hedge derivatives is reported in OCI because the forecasted transaction is considered to be probable as of June 30, 2019. We expect that $1 million of those losses will be reclassified into earnings within the next twelve months. The maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted fleet fuel transactions is twelve months.

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
Renewables will periodically designate derivative contracts as cash flow hedges for both its thermal and wind portfolios. The fair value changes are recorded in OCI. For thermal operations, Renewables will periodically designate both fixed-price NYMEX gas contracts and natural gas basis swaps that hedge the fuel requirements of its Klamath Plant in Klamath, Oregon. Renewables will also designate fixed-price power swaps at various locations in the U.S. market to hedge future power sales from its Klamath facility and various wind farms.
The net notional volumes of outstanding derivative instruments associated with Renewables activities as of June 30, 2019 and December 31, 2018, respectively, consisted of:

	June 30,	December 31,
As of	2019	2018
(MWh/Dth in millions)
Wholesale electricity purchase contracts	5	5
Wholesale electricity sales contracts	12	6
Natural gas and other fuel purchase contracts	35	29
Financial power contracts	11	11
Basis swaps – purchases	46	42
Basis swaps – sales	1	4

The fair values of derivative contracts associated with Renewables activities as of June 30, 2019 and December 31, 2018, respectively, consisted of:

	June 30,	December 31,
As of	2019	2018
(Millions)
Wholesale electricity purchase contracts	$28	$11
Wholesale electricity sales contracts	(52)	(12)
Natural gas and other fuel purchase contracts	(3)	(2)
Financial power contracts	71	55
Basis swaps – purchases	(2)	(6)
Total	$42	$46

The tables below present Renewables' derivative positions as of June 30, 2019 and December 31, 2018, respectively, including those subject to master netting agreements and the location of the net derivative position on our condensed consolidated balance sheets:

As of June 30, 2019	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$23	$121	$41	$9
Derivative liabilities	(2)	(8)	(58)	(32)
	21	113	(17)	(23)
Designated as hedging instruments
Derivative assets	—	1	3	9
Derivative liabilities	—	(5)	(10)	(49)
	—	(4)	(7)	(40)
Total derivatives before offset of cash collateral	21	109	(24)	(63)
Cash collateral receivable (payable)	(10)	(32)	11	30
Total derivatives as presented in the balance sheet	$11	$77	$(13)	$(33)

As of December 31, 2018	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$19	$96	$29	$17
Derivative liabilities	(5)	(3)	(48)	(35)
	14	93	(19)	(18)
Designated as hedging instruments
Derivative assets	2	1	2	4
Derivative liabilities	—	—	(7)	(10)
	2	1	(5)	(6)
Total derivatives before offset of cash collateral	16	94	(24)	(24)
Cash collateral receivable (payable)	(8)	(34)	9	17
Total derivatives as presented in the balance sheet	$8	$60	$(15)	$(7)

Derivatives not designated as hedging instruments
The effects of trading and non-trading derivatives associated with Renewables activities for the three and six months ended June 30, 2019, consisted of:

	Three Months Ended			Six Months Ended
	June 30, 2019			June 30, 2019
	Trading	Non-trading	Total amount per income statement	Trading	Non-trading	Total amount per income statement
(Millions)
Operating Revenues
Wholesale electricity purchase contracts	$(2)	$—		$(1)	$—
Wholesale electricity sales contracts	2	4		2	(5)
Financial power contracts	1	22		—	9
Financial and natural gas contracts	—	2		(1)	—
Total gain included in operating revenues	$1	$28	$1,400	$—	$4	$3,242

Purchased power, natural gas and fuel used
Wholesale electricity purchase contracts	$—	$(3)		$—	$17
Wholesale electricity sales contracts	—	—		—	—
Financial power contracts	—	(3)		—	(2)
Financial and natural gas contracts	—	(3)		—	4
Total (loss) gain included in purchased power, natural gas and fuel used	$—	$(9)	$259	$—	$19	$822
Total Gain	$1	$19		$—	$23
The effects of trading and non-trading derivatives associated with Renewables activities for the three and six months ended June 30, 2018, consisted of:

	Three Months Ended		Six Months Ended
	June 30, 2018		June 30, 2018
(Millions)	Trading	Non-trading	Trading	Non-trading
Wholesale electricity purchase contracts	$5	$3	$6	$4
Wholesale electricity sales contracts	(2)	(7)	(1)	(7)
Financial power contracts	(1)	(2)	(2)	1
Financial and natural gas contracts	—	(1)	3	4
Total Gain (Loss)	$2	$(7)	$6	$2

Derivatives designated as hedging instruments
The effect of derivatives in cash flow hedging relationships on accumulated OCI and income for the three and six months ended June 30, 2019 and 2018, respectively, consisted of:

Three Months Ended June 30,	Gain Recognized in OCI on Derivatives (a)	Location of (Gain) Reclassified from Accumulated OCI into Income	(Gain) Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2019
Commodity contracts	$5	Operating revenues	$—	$1,400
2018
Commodity contracts	$—	Operating revenues	$(1)	$1,402

Six Months Ended June 30,	(Loss) Recognized in OCI on Derivatives (a)	Location of (Gain) Reclassified from Accumulated OCI into Income	(Gain) Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2019
Commodity contracts	$(15)	Operating revenues	$—	$3,242
2018
Commodity contracts	$(1)	Operating revenues	$(20)	$3,267
(a) Changes in OCI are reported on a pre-tax basis.
Amounts are reclassified from accumulated OCI into income in the period during which the transaction being hedged affects earnings or when it becomes probable that a forecasted transaction being hedged would not occur. Notwithstanding future changes in prices, approximately $6 million of loss included in accumulated OCI at June 30, 2019, is expected to be reclassified into earnings within the next twelve months. We did not record any net derivative losses related to discontinued cash flow hedges for both the three and six months ended June 30, 2019 and 2018.
(c) Interest rate swaps
AVANGRID uses financial derivative instruments from time to time to alter its fixed and floating rate debt balances or to hedge fixed rates in anticipation of future fixed rate issuances. In May 2019, we settled interest rate swaps designated as cash flow hedges related to the issuance of the $750 million in debt described in Note 6. The net loss in accumulated OCI related to these interest rate swaps is $39 million as of June 30, 2019. We amortized into income $0.5 million of the loss related to the settled interest rate swaps for both the three and six months ended June 30, 2019. We will amortize approximately $2 million of the net loss on the interest rate swaps for the remainder of 2019.
The table below presents our interest rate swap derivative positions as of June 30, 2019 and December 31, 2018, respectively, including the location of the net derivative positions on our condensed consolidated balance sheets:

As of June 30, 2019	Current Liabilities
(Millions)
Designated as hedging instruments
Derivative liabilities	$—

As of December 31, 2018
Designated as hedging instruments
Derivative liabilities	$(16)

The effect of derivatives in cash flow hedging relationships on accumulated OCI for the three and six months ended June 30, 2019 and 2018, respectively, consisted of:

Three Months Ended June 30,	Loss Recognized in OCI on Derivatives (a)	Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2019
Interest rate contracts	$(4)	Interest expense	$—	$76
2018
Interest rate contracts	$(4)	Interest expense	$—	$70

Six Months Ended June 30,	Loss Recognized in OCI on Derivatives (a)	Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2019
Interest rate contracts	$(24)	Interest expense	$—	$154
2018
Interest rate contracts	$(4)	Interest expense	$—	$144
(a) Changes in OCI are reported on a pre-tax basis. The amount in accumulated OCI is being reclassified into earnings over the underlying debt maturity period which ends in 2029.
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
The wholesale power supply agreements of UI contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit rating on senior debt were to fall below investment grade. If such an event had occurred as of June 30, 2019, UI would have had to post an aggregate of approximately $12 million in collateral.
We have various master netting arrangements in the form of multiple contracts with various single counterparties that are subject to contractual agreements that provide for the net settlement of all contracts through a single payment. Those arrangements reduce our exposure to a counterparty in the event of a default on or termination of any single contract. For financial statement presentation purposes, we offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim or the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. The amounts of cash collateral under master netting arrangements that have not been offset against net derivative positions were $12 million and $26 million as of June 30, 2019 and December 31, 2018, respectively. Derivative instruments settlements and collateral payments are included throughout the “Changes in operating assets and liabilities” section of operating activities in our condensed consolidated statements of cash flows.
Certain of our derivative instruments contain provisions that require us to maintain an investment grade credit rating on our debt from each of the major credit rating agencies. If our debt were to fall below investment grade, we would be in violation of those provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit risk related contingent features that are in a liability position as of June 30, 2019 is $10 million, for which we have posted collateral.
Note 8. Leases
We have operating leases for office buildings, facilities, vehicles and certain equipment. Our finance leases are primarily related to electric generation, and certain buildings, vehicles and equipment. Certain of our lease agreements include rental payments adjusted periodically for inflation or are based on other periodic input measures. Our leases do not contain any material residual value guarantees or material restrictive covenants. Our leases have remaining lease terms of 1 year to 64 years, some of which may include options to extend the leases for up to 32 years, and some of which may include options to terminate. We consider extension or termination options in the lease term if it is reasonably certain we will exercise the option.

The components of lease cost and other information related to leases as of and for the three and six months ended June 30, 2019 were as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
(Millions)
Lease cost
Finance lease cost
Amortization of right-of-use assets	$3	$6
Interest on lease liabilities	1	2
Total finance lease cost	4	8
Operating lease cost	3	8
Short-term lease cost	1	2
Variable lease cost	1	1
Total lease cost	$9	$19

As of June 30, 2019
(Millions, except lease term and discount rate)
Operating Leases
Operating lease right-of-use assets	$77

Operating lease liabilities, current	11
Operating lease liabilities, long-term	69
Total operating lease liabilities	$80

Finance Leases
Other assets	$139

Other current liabilities	8
Other non-current liabilities	55
Total finance lease liabilities	$63

Weighted-average Remaining Lease Term (years):
Finance leases	8.01
Operating leases	13.08
Weighted-average Discount Rate:
Finance leases	5.50%
Operating leases	3.68%

For the six months ended June 30, 2019, supplemental cash flow information related to leases was as follows:

Six Months Ended June 30, 2019
(Millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6
Operating cash flows from finance leases	$2
Financing cash flows from finance leases	$25

Right-of-use assets obtained in exchange for lease obligations:
Finance leases	$—
Operating leases	$(1)

As of June 30, 2019, maturities of lease liabilities were as follows:

	Finance Leases	Operating Leases
(Millions)
Year ending December 31,
July 1, 2019 - December 31, 2019	$3	$7
2020	10	14
2021	6	13
2022	2	10
2023	50	8
Thereafter	4	56
Total lease payments	75	108
Less: imputed interest	(12)	(28)
Total	$63	$80

Renewables has a sale-leaseback arrangement (as a seller-lessee) on a solar generation facility. The finance lease liability outstanding (including the current portion thereof) was $49 million at both June 30, 2019 and December 31, 2018. In 2013, Renewables sold the generation facility to a consortium of buyers (referred to as “Trusts”) and simultaneously entered into an agreement with the Trusts for the right to use the facility for up to 15 years with an early buyout option in year 10. The gain on the sale of the generation facility was deferred and is being amortized to depreciation expense over the 25-year life of the facility.
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
Operating lease expense relating to operational facilities, office building leases and vehicle and equipment leases was $59 million, $72 million and $71 million for the years ended December 31, 2018, 2017 and 2016, respectively. Amounts related to contingent payments predominantly linked to electricity generation at the respective facilities were $11 million, $19 million and $22 million for the years ended December 31, 2018, 2017 and 2016, respectively. Leases for most of the land on which wind farm facilities are located have various renewal and termination clauses.
On January 16, 2014, as required by the NYPSC, NYSEG renewed a Reliability Support Services Agreement (RSS Agreement) with Cayuga Operating Company, LLC (Cayuga) for Cayuga to provide reliability support services to maintain necessary system reliability through June 2017. Cayuga owns and operates the Cayuga Generating Facility (Facility), a coal-fired generating station that includes two generating units. Cayuga operates and maintains the RSS units and manages and complies with scheduling deadlines and requirements for maintaining the Facility and the RSS units as eligible energy and capacity providers and complies with dispatch instructions. NYSEG paid Cayuga a monthly fixed price and also paid for capital expenditures for specified capital projects. NYSEG was entitled to a share of any capacity and energy revenues earned by Cayuga. We accounted for this arrangement as an operating lease. The net expense incurred under this operating lease was $18 million for the year ended December 31, 2017, and $38 million for the year ended December 31, 2016.

On October 21, 2015, RG&E, GNPP and multiple intervenors filed a joint proposal with the regulator for approval of the modified RSS Agreement for the continued operation of the Ginna Facility. On February 23, 2016, the NYPSC unanimously adopted the joint proposal, which provided for a term of the RSSA from April 1, 2015, through March 31, 2017 and RG&E monthly payments to GNPP in the amount of $15 million. RG&E was entitled to 70% of revenues from GNPP’s sales into the energy and capacity markets, while GNPP was entitled to 30% of such revenues. We accounted for this arrangement as an operating lease. The net expense incurred under this operating lease was $6 million for the year ended December 31, 2017, and $115 million for the year ended December 31, 2016.
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
CMP and UI reserved for refunds for Complaints I, II and III consistent with the FERC’s March 3, 2015 decision in Complaint I. Refunds were provided to customers for Complaint I. The CMP and UI total reserve associated with Complaints II and III is $24 million and $6 million, respectively, as of June 30, 2019, which has not changed since December 31, 2018, except for the accrual of carrying costs. If adopted as final by the FERC, the impact of the initial decision by the FERC administrative law judge would be an additional aggregate reserve for Complaints II and III of $17 million, which is based upon currently available information for these proceedings.
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
New York State Department of Public Service Investigation of the Preparation for and Response to the March 2017 Windstorm
On March 11, 2017, the NYDPS commenced an investigation of NYSEG’s and RG&E’s preparation for and response to the March 2017 windstorm, which affected more than 219,000 NYSEG and RG&E customers. The NYDPS staff issued a report (the Staff Report) of the findings from their investigation on November 16, 2017. The Staff Report made several recommendations for future storm response and also alleged that NYSEG and RG&E had violated their own emergency response plan in a number of respects.
Also on November 16, 2017, the NYPSC issued an Order Instituting Proceeding and to Show Cause (the Order) requiring the companies to address whether the NYPSC should mandate, reject or modify, in whole or in part the recommendations made in the Staff Report. The Order also required the companies to show cause why the NYPSC should not commence an administrative penalty proceeding. On May 18, 2018, NYSEG and RG&E filed a settlement joint proposal and investment joint proposal before the NYPSC to settle potential penalties and avoid litigation related to the March 2017 windstorm, pursuant to which, among other things, NYSEG and RG&E have agreed to make $4 million in investments designed to increase resiliency and improve emergency response in the areas impacted by the storm. The investments will not be reflected in rate base or operating expenses in establishing future delivery rates. On April 18, 2019, the NYPSC approved the joint proposals.
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
On April 18, 2019 the NYDPS staff issued a report (the 2018 Staff Report) of the findings from their investigation. The 2018 Staff Report identifies 94 recommendations for corrective actions to be implemented in the utilities Emergency Response Plans (ERP). The report also identified potential violations by several of the utilities, including NYSEG and RG&E.
Also on April 18, 2019, the NYPSC issued an Order Instituting Proceeding and to Show Cause directed to all major electric utilities in New York, including NYSEG and RG&E. The order directs the utilities, including NYSEG and RG&E, to show cause why the NYPSC should not pursue civil penalties, and / or administrative penalties for the apparent failure to follow their respective ERPs as approved and mandated by the NYPSC. The NYPSC also directs the utilities, within 30 days, to address whether the NYPSC should mandate, reject or modify in whole or in part, the 94 recommendations contained in the 2018 Staff Report. On May 20, 2019, NYSEG and RG&E responded to the portion of the Order to Show Cause with respect to the recommendations contained in the 2018 Staff Report. The Commission granted the companies an extension until August 2, 2019 to respond to the portion of the Order to Show Cause with respect to why the Commission should not pursue a penalty action. The companies and the Commission’s counsel have commenced settlement discussions. We cannot predict the final outcome of this matter.
NYPSC Directs Counsel to Commence Judicial Enforcement Proceeding Against NYSEG
On April 18, 2019, the NYPSC issued an Order Directing Counsel to the Commission to commence a special proceeding or an action in New York State Supreme Court to stop and prevent ongoing future violations by NYSEG of NYPSC regulations and orders. As of the date hereof, a special proceeding or an action has not been commenced; however, related to the Winter Storm Order to Show Cause, the companies and the Commission’s counsel have commenced settlement discussions. We cannot predict the final outcome of this matter.
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
Class Actions Regarding LDC Gas Transportation Service on Algonquin Gas Transmission
Breiding et al. v. Eversource and Avangrid - Class Action. On November 16, 2017, a class action lawsuit was filed in the U.S. District Court for the District of Massachusetts on behalf of customers in New England against the Company and Eversource alleging that certain of their respective subsidiaries that take gas transportation service over the Algonquin Gas Transmission (AGT), which for AVANGRID would be its indirect subsidiaries SCG and CNG, engaged in pipeline capacity scheduling practices on AGT that resulted in artificially increased electricity prices in New England. These allegations were based on the conclusions of a whitepaper issued by the Environmental Defense Fund (EDF), an environmental advocacy organization, on October 10, 2017, purporting to analyze the relationship between the New England electricity market and the New England local gas distribution companies. The plaintiffs assert claims under federal antitrust law, state antitrust, unfair competition and consumer protection laws, and under the common law of unjust enrichment. They seek damages, disgorgement, restitution, injunctive relief, and attorney fees and costs. On February 27, 2018, the FERC released the results of a FERC staff inquiry into the pipeline capacity scheduling practices on the AGT. The inquiry arose out of the allegations made by the EDF in its whitepaper. The FERC announced that, based on an extensive review of public and non-public data, it had determined that the EDF study was flawed and led to incorrect conclusions. FERC also stated that the staff inquiry revealed no evidence of anticompetitive withholding of natural gas pipeline capacity on the AGT and that it would take no further action on the matter. On April 27, 2018, the Company filed a Motion to Dismiss all of the claims based on federal preemption and lack of any evidence of antitrust behavior, citing, among other reasons, the results of the FERC staff inquiry conclusion. The plaintiffs filed opposition to the motion to dismiss on May 25, 2018. On September 11, 2018, the District Court granted the Company’s Motion and dismissed all claims. On January 29, 2019, the plaintiffs filed a brief in support of appeal and on April 26, 2019, the Company and Eversource filed a joint brief in opposition. On May 17, 2019, the plaintiffs filed a reply to the opposition. Oral arguments were held on July 24, 2019. We cannot predict the outcome of this appeal.
PNE Energy Supply LLC v. Eversource Energy and Avangrid, Inc. - Class Action. On August 10, 2018, PNE Energy Supply LLC, a competitive energy supplier located in New England that purchases electricity in the day-ahead and real time wholesale electric market, filed a civil antitrust action, on behalf of itself and those similarly situated, against the Company and Eversource alleging that their respective gas subsidiaries illegally manipulated the supply of pipeline capacity in the “secondary capacity market” in order to artificially inflate New England natural gas and electricity prices. These allegations were also based on the conclusions of the whitepaper issued by EDF. The plaintiff claims to represent entities who purchased electricity directly in the wholesale electricity market that it claims was targeted by the alleged anticompetitive conduct of Eversource and the Company. On September 28, 2018, the Company filed a Motion to Dismiss all of the claims based on federal preemption and lack of any evidence of antitrust behavior, citing, among other reasons, the results of the FERC staff inquiry and the dismissal of the related case, "Breiding et al. v. Eversource and Avangrid," by the same court in September. The plaintiffs filed opposition to the motion to dismiss on October 26, 2018 and the Company filed a reply on November 15, 2018. The district court heard oral arguments on the motion to dismiss on January 18, 2019. On April 26, 2019, the Company filed a brief in support of its motion to dismiss, and on June 7, 2019, the district court granted the Company’s Motion to Dismiss and dismissed all claims. On July 3, 2019, the plaintiffs filed notice of appeal in the U.S. Court of Appeals for the First Circuit. We cannot predict the outcome of this class action lawsuit.
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
From 2012 to 2016 the Yankee Companies filed three claims against the DOE (Phase I, II and III) for the years from 1995 to 2012 and received damage awards, which flow through the Yankee Companies to shareholders (including CMP and UI based percentage of ownership) to reduce retail customer charges. On May 22, 2017, the Yankee Companies filed their next case (Phase IV) in the Federal Court of Claims (Court), seeking damages for the period from January 1, 2013 through December 31, 2016 and submitted their claimed Phase IV damages to the DOE in late August 2017. The Court issued its decision on the Phase IV trial on February 21, 2019, awarding the Yankee Companies a combined $103 million (Connecticut Yankee $41 million, Maine Yankee $34 million and Yankee Atomic $28 million). The damage awards are returned to customers either through customer refunds or by reducing future costs. Refunds or reductions in costs are reflected in the Yankee Companies billings to shareholders, including CMP and UI. CMP and UI will receive their proportionate share of the awards that flow through based on percentage of ownership. On April 23, 2019, the notice of appeal period expired and the Phase IV trial award became final.
Guarantee Commitments to Third Parties
As of June 30, 2019, we had approximately $513 million of standby letters of credit, surety bonds, guarantees and indemnifications outstanding. These instruments provide financial assurance to the business and trading partners of AVANGRID and its subsidiaries in their normal course of business. The instruments only represent liabilities if AVANGRID or its subsidiaries fail to deliver on contractual obligations. We therefore believe it is unlikely that any material liabilities associated with these instruments will be incurred and, accordingly, as of June 30, 2019, neither we nor our subsidiaries have any liabilities recorded for these instruments.
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
We have recorded an estimated liability of $5 million related to ten of the twenty-five sites. We have paid remediation costs related to the remaining fifteen sites and do not expect to incur additional liabilities. Additionally, we have recorded an estimated liability of $8 million related to another eleven sites where we believe it is probable that we will incur remediation costs and/or monitoring costs, although we have not been notified that we are among the potentially responsible parties or that we are regulated under State Resource Conservation and Recovery Act programs. It is possible the ultimate cost to remediate these sites may be significantly more than the accrued amount. Our estimate for costs to remediate these sites ranges from $12 million to $21 million as of June 30, 2019. Factors affecting the estimated remediation amount include the remedial action plan selected, the extent of site contamination, and the allocation of the clean-up costs.
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
Our estimate for all costs related to investigation and remediation of the fifty-three sites ranges from $176 million to $417 million as of June 30, 2019. Our estimate could change materially based on facts and circumstances derived from site investigations, changes in required remedial actions, changes in technology relating to remedial alternatives and changes to current laws and regulations.

Certain of our Connecticut and Massachusetts regulated gas companies own or have previously owned properties where MGPs had historically operated. MGP operations have led to contamination of soil and groundwater with petroleum hydrocarbons, benzene and metals, among other things, at these properties, the regulation and cleanup of which is regulated by the federal Resource Conservation and Recovery Act as well as other federal and state statutes and regulations. Each of the companies has or had an ownership interest in one or more such properties contaminated as a result of MGP-related activities. Under the existing regulations, the cleanup of such sites requires state and at times, federal, regulators’ involvement and approval before cleanup can commence. In certain cases, such contamination has been evaluated, characterized and remediated. In other cases, the sites have been evaluated and characterized, but not yet remediated. Finally, at some of these sites, the scope of the contamination has not yet been fully characterized; no liability was recorded related to these sites as of June 30, 2019 and no amount of loss, if any, can be reasonably estimated at this time. In the past, the companies have received approval for the recovery of MGP-related remediation expenses from customers through rates and will seek recovery in rates for ongoing MGP-related remediation expenses for all of their MGP sites.
As of June 30, 2019 and December 31, 2018, the liability associated with our MGP sites in Connecticut, the remediation costs of which could be significant and will be subject to a review by PURA as to whether these costs are recoverable in rates, was $98 million and $99 million, respectively.
Our total recorded liability to investigate and perform remediation at all known inactive MGP sites discussed above and other sites was $362 million and $366 million as of June 30, 2019 and December 31, 2018, respectively. We recorded a corresponding regulatory asset, net of insurance recoveries and the amount collected from FirstEnergy, as described below, because we expect to recover the net costs in rates. Our environmental liability accruals are recorded on an undiscounted basis and are expected to be paid through the year 2055.
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
FirstEnergy remains liable for a substantial share of clean up expenses at nine MGP sites. Based on current projections, FirstEnergy’s share is estimated at approximately $20 million. This amount is being treated as a contingent asset and has not been recorded as either a receivable or a decrease to the environmental provision. Any recovery will be flowed through to NYSEG customers.
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
Century Indemnity and OneBeacon have answered, admitting issuance of the excess policies, but contesting coverage and providing documentation proving they received notice of the claims in the 1990s. On March 31, 2017, the District Court granted motions filed by Century Indemnity and One Beacon dismissing all of NYSEG’s claims against both defendants on the grounds of late notice. NYSEG filed a motion with the District Court on April 14, 2017 seeking reconsideration of the Court’s decision, which was denied by an order dated March 27, 2018. NYSEG filed a notice appealing the District Court’s dismissal on April 9, 2018. On April 25, 2019, the Second Circuit Court of Appeals affirmed the lower court’s dismissal of NYSEG’s claims. NYSEG filed a motion seeking en banc review on May 2, 2019, which was denied by the Second Circuit Court of Appeals on May 20, 2019.
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
As of June 30, 2019 and December 31, 2018, the amount reserved for this matter was $17 million and $20 million, respectively. We cannot predict the outcome of this matter.
Note 11. Post-retirement and Similar Obligations
We made $12 million and $19 million of pension contributions for the three and six months ended June 30, 2019, respectively. We expect to make additional contributions of $46 million for the remainder of 2019.
The components of net periodic benefit cost for pension benefits for the three and six months ended June 30, 2019 and 2018, respectively, consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(Millions)
Service cost	$10	$11	$20	$22
Interest cost	32	32	65	64
Expected return on plan assets	(48)	(50)	(96)	(100)
Amortization of:
Prior service costs	(1)	1	(1)	1
Actuarial loss	27	37	57	75
Net Periodic Benefit Cost	$20	$31	$45	$62

The components of net periodic benefit cost for postretirement benefits for the three and six months ended June 30, 2019 and 2018, respectively, consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(Millions)
Service cost	$—	$1	$1	$2
Interest cost	4	5	8	9
Expected return on plan assets	(2)	(2)	(4)	(4)
Amortization of:
Prior service costs	(2)	(2)	(4)	(4)
Actuarial loss	(1)	2	(1)	3
Net Periodic Benefit Cost	$(1)	$4	$—	$6

Note 12. Equity
As of June 30, 2019, our share capital consisted of 500,000,000 shares of common stock authorized, 309,752,140 shares issued and 309,005,272 shares outstanding, 81.5% of which are owned by Iberdrola, each having a par value of $0.01, for a total value of common stock of $3 million and additional paid in capital of $13,659 million. As of December 31, 2018, our share capital consisted of 500,000,000 shares of common stock authorized, 309,752,140 shares issued and 309,005,272 shares outstanding, 81.5% of which were owned by Iberdrola, each having a par value of $0.01, for a total value of common stock capital of $3 million and additional paid in capital of $13,657 million. We had 485,810 shares of common stock held in trust and no convertible preferred shares outstanding as of both June 30, 2019 and December 31, 2018. During the three months ended June 30, 2019 and 2018, we issued no shares of common stock and released no shares of common stock held in trust. During the six months ended June 30, 2019 we issued no shares of common stock and released no shares of common stock held in trust. During the six months ended June 30, 2018, we issued 81,208 shares of common stock each having a par value of $0.01 and released no shares of common stock held in trust common stock.
We maintain a repurchase agreement with J.P. Morgan Securities, LLC. (JPM), pursuant to which JPM will, from time to time, acquire, on behalf of AVANGRID, shares of common stock of AVANGRID. The purpose of the stock repurchase program is to allow AVANGRID to maintain the relative ownership percentage by Iberdrola at 81.5%. The stock repurchase program may be suspended or discontinued at any time upon notice. Out of a total of 261,058 treasury shares of common stock of AVANGRID as of June 30, 2019, 115,831 shares were repurchased during 2016, 64,019 shares were repurchased during 2017 and 81,208 shares were repurchased during 2018, all in the open market. The total cost of all repurchases, including commissions, was $12 million as of June 30, 2019.

Accumulated Other Comprehensive Loss
Accumulated Other Comprehensive Loss for the three and six months ended June 30, 2019 and 2018, respectively, consisted of:

	As of March 31,	Adoption of new accounting	Three Months Ended June 30,	As of June 30,	As of March 31,	Adoption of new accounting	Three Months Ended June 30,	As of June 30,
	2019	standard	2019	2019	2018	standard	2018	2018
(Millions)
Change in revaluation of defined benefit plans, net of income tax expense of $0.2 for 2018	$(13)	$—	$—	$(13)	$(14)	$—	$1	$(13)
Loss on nonqualified pension plans	(6)	—	(1)	(7)	(7)	—	—	(7)
Unrealized gain (loss) during period on derivatives qualifying as cash flow hedges, net of income tax expense (benefit) of $0.5 for 2019 and $(1.5) for 2018	(20)	—	2	(18)	30	—	(5)	25
Reclassification to net income of losses on cash flow hedges, net of income tax expense of $0.2 for 2019(a)	(72)	—	1	(71)	(66)	—	—	(66)
Gain (loss) on derivatives qualifying as cash flow hedges	(92)	—	3	(89)	(36)	—	(5)	(41)
Accumulated Other Comprehensive (Loss) Gain	$(111)	$—	$2	$(109)	$(57)	$—	$(4)	$(61)

	As of December 31,	Adoption of new accounting	Six Months Ended June 30,	As of June 30,	As of December 31,	Adoption of new accounting	Six Months Ended June 30,	As of June 30,
	2018	standard	2019	2019	2017	standard	2018	2018
(Millions)
Change in revaluation of defined benefit plans, net of income tax expense of $0.2 for 2018	$(11)	$(2)	$—	$(13)	$(14)	$—	$1	$(13)
Loss on nonqualified pension plans	(6)	—	(1)	(7)	(6)	(1)	—	(7)
Unrealized loss during period on derivatives qualifying as cash flow hedges, net of income tax benefit of $(10.4) for 2019 and $(1.5) for 2018	9	—	(27)	(18)	30	—	(5)	25
Reclassification to net income of losses (gains) on cash flow hedges, net of income tax expense (benefit) of $0.9 for 2019 and $(7.2) for 2018(a)	(64)	(10)	3	(71)	(56)	—	(10)	(66)
Loss on derivatives qualifying as cash flow hedges	(55)	(10)	(24)	(89)	(26)	—	(15)	(41)
Accumulated Other Comprehensive Loss	$(72)	$(12)	$(25)	$(109)	$(46)	$(1)	$(14)	$(61)
________________________
(a)Reclassification is reflected in the operating expenses line item in the condensed consolidated statements of income.

Note 13. Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to AVANGRID by the weighted-average number of shares of our common stock outstanding. During the three and six months ended June 30, 2019 and 2018, while we did have securities that were dilutive, these securities did not result in a change in our earnings per share calculation for the three months ended June 30, 2019 and for the six months ended June 30, 2019 and 2018. The dilutive securities, which consist of performance and restricted units, did result in a change in our earnings per share calculation for the three months ended June 30, 2018.
The calculations of basic and diluted earnings per share attributable to AVANGRID, for the three and six months ended June 30, 2019 and 2018, respectively, consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(Millions, except for number of shares and per share data)
Numerator:
Net income attributable to AVANGRID	$110	$107	$327	$351
Denominator:
Weighted average number of shares outstanding - basic	309,491,082	309,517,854	309,491,082	309,515,758
Weighted average number of shares outstanding - diluted	309,512,752	309,719,584	309,509,620	309,711,682
Earnings per share attributable to AVANGRID
Earnings Per Common Share, Basic	$0.36	$0.35	$1.06	$1.13
Earnings Per Common Share, Diluted	$0.36	$0.34	$1.06	$1.13

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
The chief operating decision maker evaluates segment performance based on segment adjusted net income defined as net income adjusted to exclude restructuring charges, mark-to-market adjustments to reflect the effect of mark-to-market changes in the fair value of derivative instruments used by AVANGRID to economically hedge market price fluctuations in related underlying physical transactions for the purchase and sale of electricity, loss from held for sale measurement, accelerated depreciation derived from repowering of wind farms, income from release of collateral, impact of the Tax Act and adjustments for the non-core Gas storage business.
Products and services are sold between reportable segments and affiliate companies at cost. Segment income, expense and assets presented in the accompanying tables include all intercompany transactions that are eliminated in the condensed consolidated financial statements.

Segment information as of and for the three and six months ended June 30, 2019, consisted of:

Three Months Ended June 30, 2019	Networks	Renewables	Other (a)	AVANGRID Consolidated
(Millions)
Revenue - external	$1,092	$307	$1	$1,400
Revenue - intersegment	1	—	(1)	—
Depreciation and amortization	135	87	—	222
Operating income	155	49	3	207
Earnings (losses) from equity method investments	2	(1)	—	1
Interest expense, net of capitalization	66	2	7	76
Income tax expense (benefit)	25	(18)	22	29
Adjusted net income	$66	$64	$(29)	$101
Included in revenue-external for the three months ended June 30, 2019, are: $836 million from regulated electric operations, $254 million from regulated gas operations and $2 million from other operations of Networks; $307 million primarily from renewable energy generation of Renewables.

Six Months Ended June 30, 2019	Networks	Renewables	Other (a)	AVANGRID Consolidated
(Millions)
Revenue - external	$2,692	$549	$1	$3,242
Revenue - intersegment	5	—	(5)	—
Depreciation and amortization	269	175	—	444
Operating income	486	62	—	548
Earnings (losses) from equity method investments	5	(3)	—	2
Interest expense, net of capitalization	135	7	12	154
Income tax expense (benefit)	89	(17)	(2)	70
Adjusted net income	267	69	(16)	319
Capital expenditures	678	659	—	1,337
As of June 30, 2019
Property, plant and equipment	15,104	9,261	8	24,373
Equity method investments	144	361	—	505
Total assets	$22,491	$11,905	$(1,255)	$33,141
   _________________________
(a) Includes Corporate, Gas and intersegment eliminations.
Included in revenue-external for the six months ended June 30, 2019, are: $1,800 million from regulated electric operations, $890 million from regulated gas operations and $2 million from other operations of Networks; $549 million primarily from renewable energy generation of Renewables.
Segment information for the three and six months ended June 30, 2018, consisted of:

Three Months Ended June 30, 2018	Networks	Renewables	Other (a)	AVANGRID Consolidated
(Millions)
Revenue - external	$1,103	$296	$3	$1,402
Revenue - intersegment	2	1	(3)	—
Loss from assets held for sale	—	—	10	10
Depreciation and amortization	128	87	—	215
Operating income (loss)	183	55	(16)	222
Earnings (losses) from equity method investments	4	1	—	5
Interest expense, net of capitalization	65	7	(2)	70
Income tax expense (benefit)	23	(24)	28	27
Adjusted net income	$79	$68	$(18)	$128

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
Reconciliation of Adjusted Net Income to Net Income attributable to AVANGRID for the three and six months ended June 30, 2019 and 2018, respectively, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(Millions)
Adjusted Net Income Attributable to Avangrid, Inc.	$101	$128	$319	$371
Adjustments:
Loss from assets held for sale (1)	—	(10)	—	(15)
Mark-to-market adjustments - Renewables (2)	20	(3)	23	1
Restructuring charges (3)	(2)	—	(2)	(1)
Accelerated depreciation from repowering (4)	(5)	—	(10)	—
Income from release of collateral - Renewables (5)	—	7	—	7
Impact of the Tax Act (6)	—	(7)	—	(7)
Income tax impact of adjustments	(3)	(7)	(3)	(17)
Gas Storage, net of tax (7)	—	(2)	—	11
Net Income Attributable to Avangrid, Inc.	$110	$107	$327	$351

(1)	Represents loss from measurement of assets and liabilities held for sale in connection with the committed plan to sell the gas trading and storage businesses.

(2)
Mark-to-market adjustments relate to changes in the fair value of derivative instruments used by AVANGRID to economically hedge market price fluctuations in related underlying physical transactions for the purchase and sale of electricity and gas.

(3)
Restructuring and severance related charges relate to costs resulted from restructuring actions involving initial targeted voluntary workforce reductions and related costs in our plan to vacate a lease, predominantly within the Networks segment and costs to implement an initiative to mitigate costs and achieve sustainable growth.

(4)	Represents the amount of accelerated depreciation derived from repowering of wind farms in Renewables.

(5)	Relates to cash collateral released in excess of outstanding receivables from a bankruptcy proceeding with a Renewables customer regarding two power purchase agreements.

(6)	Represents the impact from measurement of deferred income tax balances as a result of the Tax Act enacted by the U.S. federal government on December 22, 2017.

(7)	Removal of the impact from Gas activity in the reconciliation to the AVANGRID Net Income.
Note 15. Related Party Transactions
We engage in related party transactions that are generally billed at cost and in accordance with applicable state and federal commission regulations.
Related party transactions for the three and six months ended June 30, 2019 and 2018, respectively, consisted of:

Three Months Ended June 30,	2019		2018
(Millions)	Sales To	Purchases From	Sales To	Purchases From
Iberdrola Canada Energy Services, Ltd	$—	$—	$—	$—
Iberdrola Renovables Energía, S.L.	$—	$(5)	$—	$(4)
Iberdrola, S.A.	$—	$(10)	$—	$(12)
Other	$8	$(1)	$—	$—

Six Months Ended June 30,	2019		2018
(Millions)	Sales To	Purchases From	Sales To	Purchases From
Iberdrola Canada Energy Services, Ltd	$—	$—	$—	$(4)
Iberdrola Renovables Energía, S.L.	$—	$(9)	$—	$(7)
Iberdrola, S.A.	$—	$(20)	$—	$(26)
Iberdrola Energia Monterrey, S.A. de C.V.	$—	$—	$3	$—
Other	$8	$(2)	$1	$(1)
In addition to the statements of income items above, we made purchases of turbines for wind farms from Siemens-Gamesa, in which Iberdrola has an 8.1% ownership. The amounts capitalized for these transactions were $2 million and $6 million for the periods ended June 30, 2019 and December 31, 2018, respectively.
Related party balances as of June 30, 2019 and December 31, 2018, respectively, consisted of:

As of	June 30, 2019		December 31, 2018
(Millions)	Owed By	Owed To	Owed By	Owed To
Siemens-Gamesa	$—	$(14)	$—	$(14)
Iberdrola, S.A.	$—	$(20)	$1	$(40)
Iberdrola Renovables Energía, S.L.	$4	$(12)	$4	$—
Other	$9	$(2)	$1	$(4)

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
Transactions with Iberdrola Canada Energy Services (ICES) predominantly relate to the purchase of gas for ARHI’s gas-fired cogeneration facility in Klamath, Oregon. There are no notes payable amounts owed to ICES of as of June 30, 2019 and December 31, 2018.
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

Networks holds an approximate 20% ownership interest in the regulated New York TransCo, LLC (New York TransCo). Through New York TransCo, Networks has formed a partnership with Central Hudson Gas and Electric Corporation, Consolidated Edison, Inc., National Grid, plc and Orange and Rockland Utilities, Inc. to develop a portfolio of interconnected transmission lines and substations to fulfill the objectives of the New York energy highway initiative, which is a proposal to install up to 3,200 MW of new electric generation and transmission capacity in order to deliver more power generated from upstate New York power plants to downstate New York. On April 8, 2019, New York Transco was selected as the developer for Segment B of the AC Transmission Public Policy Project by the NYISO. The selected project, New York Energy Solution (NYES), replaces nearly 80-year old transmission assets located in the upper to mid-Hudson Valley with streamlined, modernized technology, to enable surplus clean energy resources in upstate New York and help achieve the State’s energy goals. The total project cost is $600 million. NYSEG’s contribution as 20% co-owner is $120 million. As of both June 30, 2019 and December 31, 2018, the amount receivable from New York TransCo was $1 million.
We hold a 50% ownership in Vineyard Wind, LLC (Vineyard Wind), a joint venture with Copenhagen Infrastructure Partners. Vineyard Wind acquired an easement from the U.S. Bureau of Ocean Energy Management containing rights to develop offshore wind generation in a 260 square mile area located southeast of Martha’s Vineyard. The area subject to easement has the capacity for siting up to approximately 3,000 MW. In May 2018, Vineyard Wind was selected by the Massachusetts Electric Distribution Companies (EDCs) to construct and operate Vineyard Wind’s proposed 800 MW wind farm and electricity transmission project pursuant to the Massachusetts Green Communities Act Section 83C RFP for offshore wind energy projects. Under the provisions of the LLC agreement, Renewables has contributed $89 million to Vineyard Wind. We expect to provide additional capital contributions. The amount receivable from Vineyard was $7 million and $0 as of June 30, 2019 and December 31, 2018, respectively.
Renewables, through its joint venture in Vineyard Wind, was awarded a second Massachusetts offshore easement. In February 2019, a contribution was made to a new offshore development project of $100 million to enter into the easement contract.
AVANGRID manages its overall liquidity position as part of the Iberdrola Group and is a party to a liquidity agreement with a financial institution, along with certain members of the Iberdrola Group. Cash surpluses remaining after meeting the liquidity requirements of AVANGRID and its subsidiaries may be deposited at the financial institution. Deposits, or credit balances, serve as collateral against the debit balances of other parties to the liquidity agreement. The balance at both June 30, 2019 and December 31, 2018, was zero.
AVANGRID has a credit facility with Iberdrola Financiacion, S.A.U., a company of the Iberdrola Group. The facility has a limit of $500 million and matures on June 18, 2023. AVANGRID pays a facility fee of 10.5 basis points annually on the facility. As of June 30, 2019 and December 31, 2018, there was no outstanding amount under this credit facility.
Note 16. Other Financial Statement Items
Loss from assets held for sale
In connection with the sale of our gas trading and storage businesses, we recorded a loss from held for sale measurement of $10 million and $15 million, respectively, for the three and six months ended June 30, 2018, which is included in “Loss from assets held for sale” in our condensed consolidated statements of income.
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
We establish provisions for uncollectible accounts for DPAs by using both historical average loss percentages to project future losses and by establishing specific provisions for known credit issues. Amounts are written off when reasonable collection efforts have been exhausted. DPA receivable balances were $69 million and $62 million at June 30, 2019 and December 31, 2018, respectively. The allowance for doubtful accounts for DPAs at June 30, 2019 and December 31, 2018, was $34 million and $32 million, respectively. Furthermore, the provision for bad debts associated with the DPAs for the three and six months ended June 30, 2019 and 2018 was $1 million and $2 million, respectively.
Prepayments and other current assets
Included in prepayments and other current assets are $84 million and $137 million of prepaid other taxes as of June 30, 2019 and December 31, 2018, respectively.

Property, plant and equipment and intangible assets
The accumulated depreciation and amortization as of June 30, 2019 and December 31, 2018, respectively, were as follows:

	June 30,	December 31,
As of	2019	2018
(Millions)
Property, plant and equipment
Accumulated depreciation	$8,692	$8,359
Intangible assets
Accumulated amortization	$298	$291

Note 17. Income Tax Expense
The effective tax rates, inclusive of federal and state income tax, for the three and six months ended June 30, 2019, were 21.6% and 17.9%, respectively. The effective tax rate for the three months ended June 30, 2019 is higher than the federal statutory tax rate of 21% primarily due to unfavorable discrete income tax adjustments recorded in the period, partially offset by production tax credits associated with wind production. The effective tax rate for the six months ended June 30, 2019 is below the federal statutory tax rate of 21% primarily due to the recognition of production tax credits associated with wind production.
The effective tax rates, inclusive of federal and state income tax, for the three and six months ended June 30, 2018, were 19.7% and 22.1%, respectively. The effective tax rate for the three months ended June 30, 2018 is below the federal statutory tax rate of 21%, primarily due to discrete tax adjustments recorded during the period, offset by the recognition of production tax credits associated with wind production. The effective tax rate for the six months ended June 30, 2018 is higher than the federal statutory tax rate of 21% primarily due to the recognition of additional income tax expense of $21.6 million resulting from the disposal of the Gas business, in addition to other discrete tax adjustments recorded during the period, which were partially offset by the recognition of production tax credits associated with wind production.
Note 18. Stock-Based Compensation Expense
Pursuant to the 2016 Avangrid, Inc. Omnibus Incentive Plan, 3,881 additional performance stock units (PSUs) were granted to certain officers and employees of AVANGRID in March and June 2019. The PSUs will vest upon achievement of certain performance- and market-based metrics related to the 2016 through 2019 plan and will be payable in three equal installments in 2020, 2021 and 2022. The fair value on the grant date was determined based on $31.80 per share.
The total stock-based compensation expense, which is included in "Operations and maintenance" in our condensed consolidated statements of income, for the three and six months ended June 30, 2019 was $1 million and $2 million, respectively, and for the three and six months ended June 30, 2018 was $0.5 million and $0.4 million, respectively.
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
On June 28, 2019, we acquired Patriot Wind Farm LLC and associated entities (Patriot) which have constructed a 226MW wind farm in Nueces County, Texas for a total purchase price of $320 million. The wind farm constitutes substantially all of the value of the consideration paid to the seller; therefore, the purchase was accounted for as an asset acquisition. We allocated the purchase price to property, plant and equipment of $348 million, derivative liabilities of $26 million and other liabilities of $2 million. In conjunction with the purchase, we entered into a TEF with a third-party investor at a sale price of $128 million.
The assets and liabilities of the VIEs totaled approximately $1,178 million and $60 million, respectively, at June 30, 2019. As of December 31, 2018, the assets and liabilities of VIEs totaled approximately $876 million and $50 million, respectively. At June 30, 2019 and December 31, 2018, the assets and liabilities of the VIEs consisted primarily of property, plant and equipment and equity method investments. At June 30, 2019 and December 31, 2018, equity method investments of VIEs were approximately $98 million and $101 million, respectively.
At June 30, 2019, we consider Aeolus Wind Power II LLC, El Cabo and Patriot to be VIEs.
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
Our Aeolus, El Cabo and Patriot interests are not subject to any rights of investors that may restrict our ability to access or use the assets or to settle any existing liabilities associated with the interests.
Note 20. Restructuring and Severance Related Expenses
In 2017, we announced initial targeted voluntary workforce reductions predominantly within the Networks segment. Those actions primarily include: reducing our workforce through voluntary programs in various areas to better align our people resources with business demands and priorities; reorganizing our human resources function to substantially consolidate in Connecticut, as well as related costs to vacate a lease and relocate employees; and reducing our information technology (IT) workforce to make increasing use of external services for operations, support and development of systems. In 2019, we also announced changes across the Company aimed to mitigate costs and deliver sustainable growth, including among others, outsourcing and insourcing of certain areas of the Company and technology initiatives that help improve efficiency and reduce costs. Those decisions and transactions resulted in restructuring charges of $2 million recorded for both the three and six months ended June 30, 2019, and restructuring charges of $0 and $1 million recorded for the three and six months ended June 30, 2018, respectively, which are included in "Operations and maintenance" in our condensed consolidated statements of income. The remaining costs for severance agreements are being accrued ratably over the remaining service periods, which span intermittent periods through December 2019. As of June 30, 2019, our severance and lease restructuring charges reserves, which are recorded in "Other current liabilities" and "Other liabilities" on our condensed consolidated balance sheets, consisted of:

Six Months Ended June 30, 2019
(Millions)
Beginning Balance	$4
Restructuring and severance related expenses	2
Payments	(2)
Ending Balance	$4

Note 21. Subsequent Event
On July 16, 2019, the board of directors of AVANGRID declared a quarterly dividend of $0.44 per share on its common stock. This dividend is payable on October 1, 2019 to shareholders of record at the close of business on September 6, 2019.

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
Overview
AVANGRID is a leading sustainable energy company with approximately $33 billion in assets and operations in 24 states. AVANGRID has two primary lines of business - Avangrid Networks and Avangrid Renewables. Avangrid Networks owns eight electric and natural gas utilities, serving approximately 3.2 million customers in New York and New England. Avangrid Renewables owns and operates 7.8 gigawatts of electricity capacity, primarily through wind power, with a presence in 22 states across the United States. AVANGRID supports the achievement of the Sustainable Development Goals approved by the member states of the United Nations, and was named among the World’s Most Ethical companies in 2019 by the Ethisphere Institute. AVANGRID employs approximately 6,500 people. Iberdrola S.A., a corporation (sociedad anónima) organized under the laws of the Kingdom of Spain, a worldwide leader in the energy industry, directly owns 81.5% of outstanding shares of AVANGRID common stock. AVANGRID's primary business is ownership of its operating businesses, which are described below.
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
Through Networks, we own electric generation, transmission and distribution companies and natural gas distribution, transportation and sales companies in New York, Maine, Connecticut and Massachusetts, delivering electricity to approximately 2.3 million electric utility customers and delivering natural gas to approximately 1.0 million natural gas public utility customers as of June 30, 2019.
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
Through Renewables, we had a combined wind, solar and thermal installed capacity of 7,839 megawatts, or MW, as of June 30, 2019, including Renewables’ share of joint projects, of which 7,087 MW was installed wind capacity. Approximately 66% of the capacity was contracted as of June 30, 2019, for an average period of 9.1 years, and 14% of installed capacity was hedged. Being among the top three largest wind operators in the United States based on installed capacity as of June 30, 2019, Renewables strives to lead the transformation of the U.S. energy industry to a sustainable, competitive, clean energy future. Renewables currently operates 58 wind farms in 21 states across the United States.

Summary of Results of Operations
Our operating revenues decreased by less than 1%, from $1,402 million for the three months ended June 30, 2018 to $1,400 million for the three months ended June 30, 2019.
Networks business revenues decreased mainly due to decreased purchased power and gas driven by lower commodity prices and volumes in the period. Renewables had an increase in revenues mainly due to an increase in wind generation along with favorable mark to market, or MtM, changes on energy derivative transactions entered into for economic hedging purposes in the period.
Net income attributable to AVANGRID increased by 3% from $107 million for the three months ended June 30, 2018 to $110 million for the three months ended June 30, 2019, primarily due to the sale of the gas business which was contributing losses in the corresponding period of the prior year.
Adjusted net income (a non-GAAP financial measure) decreased by 22% from $128 million for the three months ended June 30, 2018 to $101 million for the three months ended June 30, 2019. The decrease is primarily due to a $13 million decrease in Networks driven by increased non-deferrable minor storms and staging expenses and $11 million decrease in Corporate mainly driven by higher interest expense.
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
NYSEG and RG&E rate cases
On May 20, 2019, NYSEG and RG&E filed rate cases with the New York State Department of Public Service, or NYDPS, for new tariffs. The effective date of new tariffs, assuming an approximately 11-month suspension period, will be April 20, 2020. The proposed rates facilitate the companies’ transition to a cleaner energy future while allowing for important initiatives such as vegetation management, hardening/resiliency and emergency preparedness. The companies are requesting delivery revenues to be based on a 9.50% ROE and 50% equity ratio. The below table provides a summary of the proposed delivery rate increases, delivery revenue percentages and total revenue percentages for all four businesses:

	Requested Revenue Increase	Delivery Revenue	Total Revenue
Utility	(Millions)%		%
NYSEG Electric	$156.7	20.4%	10.4%
NYSEG Gas	$6.3	3.0%	1.4%
RG&E Electric	$31.7	7.0%	4.1%
RG&E Gas	$5.8	3.3%	1.4%
NYSEG and RG&E expect a decision in the rate cases at the end of the first quarter in 2020. We cannot predict the outcome of this matter.
CMP rate case
On January 14, 2019, the Maine Public Utility Commission, or the MPUC, issued an Order and Notice of Investigation initiating an investigation of CMP’s metering and billing practices and initiating a separate investigation of the audit of CMP’s customer service and communication practices and incorporating such investigation into the general rate case. On February 22, 2019, the MPUC issued the MPUC staff Bench Analysis, or BA on all revenue requirement issues in this case, including customer service issues. The BA includes, among other things, a proposal to reduce CMP’s existing distribution rates by $2.0 - $3.6 million, inclusive of one-time items from July 2018, and implement a management efficiency adjustment as part of the rate setting process to reduce the MPUC staff recommended "unadjusted" ROE of 9.35% by 75 to 100 basis points. On April 12, 2019, CMP filed rebuttal testimony to the Bench Analysis and intervenor testimony. On June 17, 2019, the MPUC Staff issued its Reply Bench

Analysis in response to CMP’s rebuttal testimony, which includes a reduction of the "unadjusted" ROE recommendation to 8.75% based on current market conditions, maintains the proposed management efficiency adjustment of 75 to 100 basis points and proposes to maintain the current cap of $31.4 million on the shared service costs provided to CMP until a management audit on the cost effectiveness of such services is completed. The Maine Public Advocate for utility issues filed a motion to delay CMP's rate order decision to allow incorporation of the results of the separate metering and billing investigation. CMP did not oppose this motion. We expect the MPUC to rule on the motion in August.We cannot predict the outcome of this matter.
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
New York State Department of Public Service Investigation of the Preparation for and Response to the March 2017 Windstorm
On May 18, 2018, NYSEG and RG&E filed a settlement joint proposal and investment joint proposal before the NYPSC to settle potential penalties and avoid litigation related to the March 2017 windstorm, pursuant to which, among other things, NYSEG and RG&E have agreed to make $4 million in investments designed to increase resiliency and improve emergency response in the areas impacted by the storm. The investments will not be reflected in rate base or operating expenses in establishing future delivery rates. On April 18, 2019, the NYPSC approved the joint proposals.
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
On April 18, 2019 the NYDPS staff issued a report (the 2018 Staff Report) of the findings from their investigation. The 2018 Staff Report identifies 94 recommendations for corrective actions to be implemented in the utilities Emergency Response Plans (ERP). The report also identified potential violations by several of the utilities, including NYSEG and RG&E.
Also on April 18, 2019, the NYPSC issued an Order Instituting Proceeding and to Show Cause directed to all major electric utilities in New York, including NYSEG and RG&E. The order directs the utilities, including NYSEG and RG&E, to show cause why the NYPSC should not pursue civil penalties, and / or administrative penalties for the apparent failure to follow their respective ERPs as approved and mandated by the NYPSC. The NYPSC also directs the utilities, within 30 days, to address whether the NYPSC should mandate, reject or modify in whole or in part, the 94 recommendations contained in the 2018 Staff Report. On May 20, 2019, NYSEG and RG&E responded to the portion of the Order to Show Cause with respect to the recommendations contained in the 2018 Staff Report. The Commission granted the companies an extension until August 2, 2019 to respond to the portion of the Order to Show Cause with respect to why the Commission should not pursue a penalty action. The companies and the Commission’s counsel have commenced settlement discussions. We cannot predict the final outcome of this matter.
NYPSC directs Counsel to commence Judicial Enforcement Proceeding against NYSEG
On April 18, 2019, the NYPSC issued an Order Directing Counsel to the Commission to commence a special proceeding or an action in New York State Supreme Court to stop and prevent ongoing future violations by NYSEG of NYPSC regulations and orders. As of the date hereof, a special proceeding or an action has not been commenced; however, related to the Winter Storm Order to Show Cause, the companies and the Commission’s counsel have commenced settlement discussions. We cannot predict the final outcome of this matter.
Power Tax Audits
In 2015, we implemented power tax software to track and measure deferred tax amounts for CMP, NYSEG and RG&E. In connection with this change, we identified historical updates needed with deferred taxes recognized by CMP, NYSEG and RG&E. We increased our deferred tax liabilities in 2015, with a corresponding increase to regulatory assets, to reflect the updated amounts calculated by the power tax software. Since 2015, the NYPSC and MPUC accepted certain adjustments to deferred taxes and associated regulatory assets for this item in recent distribution rate cases, resulting in regulatory asset balances of approximately $155 million and $157 million, respectively, for this item at June 30, 2019 and December 31, 2018.

In 2017, audits of the power tax regulatory assets were commenced by the NYPSC and MPUC. On January 11, 2018, the NYPSC issued an order opening an operations audit on NYSEG and RG&E and certain other New York utilities regarding tax accounting. The audit report is expected to be completed during 2019. In January 2018, the MPUC published the power tax audit report with respect to CMP, which indicated that the auditor was unable to verify the “acquisition value” of the power tax regulatory assets. The audit report requires that CMP must provide support for the beginning balance of the regulatory assets or will be unable to recover the value of the assets, which is approximately $10 million. CMP responded to the audit report in its rate case filing and noted that it could reconcile 99% of the tax values and therefore requested full recovery of the power tax regulatory asset. In its BA, the MPUC staff indicated that it was hiring an outside auditor to review CMP's calculations. MPUC staff has recommended the Power Tax regulatory asset remain deferred until the outside auditor completes its review. We cannot predict the outcome of this proceeding.
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
From 2012 to 2016 the Yankee Companies filed three claims against the DOE (Phase I, II and III) for the years from 1995 to 2012 and received damage awards, which flow through the Yankee Companies to shareholders (including CMP and UI based percentage of ownership) to reduce retail customer charges. On May 22, 2017, the Yankee Companies filed their next case (Phase IV) in the Federal Court of Claims, or Court, seeking damages for the period from January 1, 2013 through December 31, 2016 and submitted their claimed Phase IV damages to the DOE in late August 2017. The Court issued its decision on the Phase IV trial on February 21, 2019, awarding the Yankee Companies a combined $103 million (Connecticut Yankee $41 million, Maine Yankee $34 million and Yankee Atomic $28 million). The damage awards are returned to customers either through customer refunds or by reducing future costs. Refunds or reductions in costs are reflected in the Yankee Companies billings to shareholders, including CMP and UI. CMP and UI will receive their proportionate share of the awards that flow through based on percentage of ownership. On April 23, 2019, the notice of appeal period expired and the Phase IV trial award became final.

Results of Operations
The following tables set forth financial information by segment for each of the periods indicated.

	Three Months Ended				Three Months Ended
	June 30, 2019				June 30, 2018
	Total	Networks	Renewables	Other(1)	Total	Networks	Renewables	Other(1)
	(in millions)
Operating Revenues	$1,400	$1,093	$307	$—	$1,402	$1,105	$297	$—
Operating Expenses
Purchased power, natural gas and fuel used	259	197	62	—	279	229	50	—
Loss from assets held for sale	—	—	—	—	10	—	—	10
Operations and maintenance	573	478	97	(2)	533	438	91	4
Depreciation and amortization	222	135	87	—	215	128	87	—
Taxes other than income taxes	139	128	12	(1)	143	127	14	2
Total Operating Expenses	1,193	938	258	(3)	1,180	922	242	16
Operating Income (Loss)	207	155	49	3	222	183	55	(16)
Other Income (Expense)
Other income (expense)	2	1	5	(4)	(20)	(19)	—	(1)
Earnings (losses) from equity method investments	1	2	(1)	—	5	4	1	—
Interest expense, net of capitalization	(76)	(66)	(2)	(7)	(70)	(65)	(7)	2
Income (Loss) Before Income Tax	134	92	51	(8)	137	103	49	(15)
Income tax expense (benefit)	29	25	(18)	22	27	23	(24)	28
Net Income (Loss)	105	67	69	(30)	110	80	73	(43)
Less: Net (loss) income attributable to noncontrolling interests	(5)	1	(6)	—	3	1	2	—
Net Income (Loss) Attributable to Avangrid, Inc.	$110	$66	$75	$(30)	$107	$79	$71	$(43)

	Six Months Ended				Six Months Ended
	June 30, 2019				June 30, 2018
	Total	Networks	Renewables	Other(1)	Total	Networks	Renewables	Other(1)
	(in millions)
Operating Revenues	$3,242	$2,697	$549	$(4)	$3,267	$2,657	$581	$29
Operating Expenses
Purchased power, natural gas and fuel used	822	723	99	—	855	747	106	2
Loss from assets held for sale	—	—	—	—	15	—	—	15
Operations and maintenance	1,126	946	184	(4)	1,060	874	177	9
Depreciation and amortization	444	269	175	—	418	246	172	—
Taxes other than income taxes	302	273	29	—	294	263	27	4
Total Operating Expenses	2,694	2,211	487	(4)	2,642	2,130	482	30
Operating Income (Loss)	548	486	62	—	625	527	99	(1)
Other Income (Expense)
Other income (expense)	(5)	—	2	(7)	(41)	(41)	—	—
Earnings (losses) from equity method investments	2	5	(3)	—	7	6	1	—
Interest expense, net of capitalization	(154)	(135)	(7)	(12)	(144)	(125)	(15)	(4)
Income (Loss) Before Income Tax	391	356	54	(19)	447	367	85	(5)
Income tax expense (benefit)	70	89	(17)	(2)	99	87	(32)	44
Net Income (Loss)	321	267	71	(17)	348	280	117	(49)
Less: Net (loss) gain attributable to noncontrolling interests	(6)	1	(7)	—	(3)	1	(4)	—
Net Income (Loss) Attributable to Avangrid, Inc.	$327	$266	$78	$(17)	$351	$279	$121	$(49)
__________________________

(1)	Other amounts represent Corporate, Gas and intersegment eliminations.
Comparison of Period to Period Results of Operations
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Operating Revenues
Our operating revenues decreased by $2 million, or less than 1%, from $1,402 million for the three months ended June 30, 2018 to $1,400 million for the three months ended June 30, 2019, as detailed by segment below:
Networks
Operating revenues decreased by $12 million, or 1%, from $1,105 million for the three months ended June 30, 2018 to $1,093 million for the three months ended June 30, 2019. Electricity and gas revenues increased by $13 million, primarily due to the impact of increased customer rates in the three months ended June 30, 2019 compared to the same period of 2018. Electricity and gas revenues changed due to the following items that have offsets within the income statement: decreased by $32 million due to decreased purchased power and purchased gas (offset within purchased power), transmission revenues decreased by $15 million compared to the same period in 2018 due to a lower revenue requirement from lower recoverable operating expenses (offset in operating expenses), $11 million decrease due to recoverable pension expenses which are offset in other expenses, offset by $5 million increase due to a change in intercompany billing which is offset in operating expenses and $27 million due to a change in pass-through components which is offset in operating expenses.
Renewables
Operating revenues increased by $10 million, or 3%, from $297 million for the three months ended June 30, 2018 to $307 million for the three months ended June 30, 2019. The increase in operating revenues was primarily due to an increase of $11 million from wind generation output increasing 220 GWh, favorable MtM changes of $36 million on energy derivative transactions entered into for economic hedging purposes and a $5 million increase in other revenues, offset by a decrease of $42 million from lower overall average prices in the period.

Purchased Power, Natural Gas and Fuel Used
Our purchased power, natural gas and fuel used decreased by $20 million, or 7%, from $279 million for the three months ended June 30, 2018 to $259 million for the three months ended June 30, 2019, as detailed by segment below:
Networks
Purchased power, natural gas and fuel used decreased by $32 million, or 14%, from $229 million for the three months ended June 30, 2018 to $197 million for the three months ended June 30, 2019. The decrease is primarily driven by a $30 million decrease in average commodity prices and an overall decrease in electricity and gas units procured due to a decline in degree days combined with a $2 million decrease in other power supply purchases in the period.
Renewables
Purchased power, natural gas and fuel used increased by $12 million, or 24%, from $50 million for the three months ended June 30, 2018 to $62 million for the three months ended June 30, 2019. The increase is primarily driven by an increase of $4 million in additional gas purchases and unfavorable MtM changes on derivatives of $13 million due to market price changes in the current period, offset by a decrease of $5 million mainly from power purchases in the period.
Operations and Maintenance
Our operations and maintenance increased by $40 million, or 8%, from $533 million for the three months ended June 30, 2018 to $573 million for the three months ended June 30, 2019, as detailed by segment below:
Networks
Operations and maintenance increased by $40 million, or 9% from $438 million for the three months ended June 30, 2018 to $478 million for the three months ended June 30, 2019. The increase is primarily due to an increase in non-deferrable minor storms and staging expenses of $10 million, and an increase of $12 million due to electric distribution operation and business costs which are comprised of operation and maintenance expenses required prior to the commencement of certain capital projects. Operations and maintenance expense changed due to the following items that have offsets within the income statement: $5 million increase driven by a change in intercompany billing (offset in revenues), $27 million increase in pass through components (offset in revenue), offset by $15 million of lower transmission expenses during the second quarter of 2019 (offset in revenue).
Renewables
Operations and maintenance expenses increased by $6 million, or 7%, from $91 million for the three months ended June 30, 2018 to $97 million for the three months ended June 30, 2019. The increase is primarily due to $16 million of increased costs resulting from headcount increases and higher maintenance costs, offset by a $10 million decrease driven by revised asset retirement obligation adjustments in the current period.
Depreciation and Amortization and Loss From Assets Held for Sale
Depreciation and amortization and loss from assets held for sale for the three months ended June 30, 2019 was $222 million compared to $225 million for the three months ended June 30, 2018, representing a decrease of $3 million. The decrease is primarily due to a loss of $10 million from remeasurement of assets held for sale driven by final purchase price negotiations and certain related working capital adjustments of Gas business recorded in the second quarter of 2018, offset by increase of $7 million in depreciation expense as a result of plant additions in Networks in the period.
Other Income (Expense) and Earnings (Losses) from Equity Method Investments
Other income (expense) and equity earnings (losses) increased by $18 million from $(15) million for the three months ended June 30, 2018 to $3 million for the three months ended June 30, 2019. The increase is primarily due to a $5 million gain from sale of transmission rights in Renewables and $11 million of favorable pension and other post-retirement expense in the period in Networks driven by revised actuarial studies which is offset in Networks revenue.
Interest Expense, Net of Capitalization
Interest expense for the three months ended June 30, 2019 and 2018 was $76 million and $70 million, respectively. Networks had $2 million increase in interest expense due to a higher average outstanding balance of debt in the period and $4 million increase from carrying costs on regulatory deferrals. Other added $4 million of interest expense from new debt issued in 2019. This is offset by interest expense decrease in Renewables of $5 million due to lower average debt balances in the current period.

Income Tax Expense
The effective tax rate, inclusive of federal and state income tax, for the three months ended June 30, 2019, was 21.6%, which is higher than the federal statutory tax rate of 21% primarily due to unfavorable discrete income tax adjustments recorded in the period, partially offset by production tax credits associated with wind production. The effective tax rate, inclusive of federal and state income tax, for the three months ended June 30, 2018 was 19.7%, which is below the federal statutory tax rate of 21%, primarily due to discrete tax adjustments recorded during the period, offset by the recognition of production tax credits associated with wind production.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Operating Revenues
Our operating revenues decreased by $25 million, or 1%, from $3,267 million for the six months ended June 30, 2018 to $3,242 million for the six months ended June 30, 2019, as detailed by segment below:
Networks
Operating revenues increased by $40 million, or 2%, from $2,657 million for the six months ended June 30, 2018 to $2,697 million for the six months ended June 30, 2019. Electricity and gas revenues increased by $23 million, primarily due to the impact of increased customer rates in the six months ended June 30, 2019 compared to the same period of 2018. The increase in operating revenues was also due to $24 million of favorable regulatory mechanisms. Electricity and gas revenues changed due to the following items that have offsets within the income statement: decrease of $24 million in purchased power and purchased gas in the same period (offset in purchase power), $13 million increase due to a change in intercompany billing (offset in operating expenses), $25 million decrease in recoverable pension expense (offset in other expenses), and $29 million increase in pass-through components, which are offset in operating expenses.
Renewables
Operating revenues decreased by $32 million, or 6%, from $581 million for the six months ended June 30, 2018 to $549 million for the six months ended June 30, 2019. The decrease in operating revenues was primarily due to a decrease of $21 million from wind generation output decreasing 404 GWh, a decrease of $60 million from lower overall average prices in the period, offset by favorable MtM changes of $10 million on energy derivative transactions entered into for economic hedging purposes, an increase in thermal revenue of $30 million driven by higher average prices in the period and a $9 million increase in other revenues.
Purchased Power, Natural Gas and Fuel Used
Our purchased power, natural gas and fuel used decreased by $33 million, or 4%, from $855 million for the six months ended June 30, 2018 to $822 million for the six months ended June 30, 2019, as detailed by segment below:
Networks
Purchased power, natural gas and fuel used decreased by $24 million, or 3%, from $747 million for the six months ended June 30, 2018 to $723 million for the six months ended June 30, 2019. The decrease is primarily driven by an $18 million decrease in average commodity prices and an overall decrease in electricity and gas units procured due to decline in degree days combined with a $5 million decrease in other power supply purchases in the period.
Renewables
Purchased power, natural gas and fuel used decreased by $7 million, or 7%, from $106 million for the six months ended June 30, 2018 to $99 million for the six months ended June 30, 2019. The decrease is primarily driven by a decrease of $13 million in power purchases and MtM changes on derivatives of $12 million that were favorable due to market price changes in the current period, offset by an increase of $18 million in thermal purchases driven by the increase in volume and unit cost in the period.
Operations and Maintenance
Our operations and maintenance increased by $66 million, or 6%, from $1,060 million for the six months ended June 30, 2018 to $1,126 million for the six months ended June 30, 2019, as detailed by segment below:
Networks
Operations and maintenance increased by $72 million, or 8% from $874 million for the six months ended June 30, 2018 to $946 million for the six months ended June 30, 2019. The increase is primarily due to $11 million increase in non-deferrable minor storms and staging expenses, $10 million increase due to reduced regulatory deferrals and an increase of $6 million due to electric distribution operation and business costs which are comprised of operations and maintenance expenses required prior to the commencement of certain capital projects. Operations and maintenance expense changed due to the following items that have offsets within the income statement: $13 million increase driven by a change in intercompany billing (offset in revenue) and a $29 million increase in pass through components (offset in revenue).
Renewables
Operations and maintenance expenses increased by $7 million, or 4%, from $177 million for the six months ended June 30, 2018 to $184 million for the six months ended June 30, 2019. The increase is primarily due to $19 million of increased costs resulting from headcount increases and higher maintenance costs, offset by a $10 million decrease driven by revised asset retirement obligation adjustments in the current period.
Depreciation and Amortization and Loss From Assets Held for Sale
Depreciation and amortization and loss from assets held for sale for the six months ended June 30, 2019 was $444 million compared to $433 million for the six months ended June 30, 2018, an increase of $11 million. The increase is primarily due to increases of $23 million as a result of plant additions in Networks in the period, offset by a loss of $15 million from remeasurement of assets held for sale driven by final purchase price negotiations and certain related working capital adjustments of Gas business recorded in 2018.
Other Income (Expense) and Earnings (Losses) from Equity Method Investments
Other income (expense) and equity earnings (losses) increased by $31 million from $(34) million for the six months ended June 30, 2018 to $(3) million for the six months ended June 30, 2019. The increase is primarily due to a $5 million gain from sale of transmission rights in Renewables, and $25 million of favorable pension and other post-retirement expense in the period in Networks driven by revised actuarial studies which is offset in Networks revenue.
Interest Expense, Net of Capitalization
Interest expense for the six months ended June 30, 2019 and 2018 was $154 million and $144 million, respectively. Networks had a $5 million increase in interest expense due to a higher average outstanding balance of debt in the period and $8 million increase from carrying costs on regulatory deferrals. Other added $4 million of interest expense from new debt issued in 2019. This is offset by an interest expense decrease in Renewables of $8 million due to lower average debt balances in the current period.
Income Tax Expense
The effective tax rate, inclusive of federal and state income tax, for the six months ended June 30, 2019 is 17.9%, which is below the federal statutory tax rate of 21% primarily due to the recognition of production tax credits associated with wind production. The effective tax rate, inclusive of federal and state income tax, for the six months ended June 30, 2018 was 22.1%, which is higher than the federal statutory tax rate of 21% primarily due to the recognition of additional income tax expense of $21.6 million resulting from the disposal of the Gas business, in addition to other discrete tax adjustments recorded during the period, which were partially offset by the recognition of production tax credits associated with wind production.
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
We define adjusted net income as net income adjusted to exclude restructuring charges, mark-to-market adjustments to reflect the effect of mark-to-market changes in the fair value of derivative instruments used by AVANGRID to economically hedge market price fluctuations in related underlying physical transactions for the purchase and sale of electricity, loss from held for sale measurement, accelerated depreciation derived from repowering of wind farms, income from release of collateral, impact of the Tax Act and adjustments for the non-core Gas storage business. We believe adjusted net income is more useful in understanding and evaluating actual and projected financial performance and contribution of AVANGRID core lines of business and to more fully compare and explain our results. The most directly comparable U.S. GAAP measure to adjusted net income is net income. We also define adjusted earnings per share, or adjusted EPS, as adjusted net income converted to an earnings per share amount.

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
The following tables provide a reconciliation between Net Income attributable to AVANGRID and Adjusted Net Income (non-GAAP) by segment for the three and six months ended June 30, 2019 and 2018, respectively:

	Three Months Ended June 30, 2019				Six Months Ended June 30, 2019
	Total	Networks	Renewables	Corporate*	Total	Networks	Renewables	Corporate*
	(in millions)				(in millions)
Net Income Attributable to Avangrid, Inc.	$110	$66	$75	$(30)	$327	$266	$78	$(17)
Adjustments:
Mark-to-market adjustments - Renewables	(20)	—	(20)	—	(23)	—	(23)	—
Restructuring charges	2	—	—	2	2	—	—	2
Accelerated depreciation from repowering	5	—	5	—	10	—	10	—
Income tax impact of adjustments (1)	3	—	4	—	3	—	3	—
Adjusted Net Income (2)	$101	$66	$64	$(29)	$319	$267	$69	$(16)

	Three Months Ended June 30, 2018					Six Months Ended June 30, 2018
	Total	Networks	Renewables	Corporate*	Gas Storage	Total	Networks	Renewables	Corporate*	Gas Storage
	(in millions)					(in millions)
Net Income Attributable to Avangrid, Inc.	$107	$79	$71	$(25)	$(18)	$351	$279	$121	$(30)	$(19)
Adjustments:
Mark-to-market adjustments - Renewables	3	—	3	—	—	(1)	—	(1)	—	—
Restructuring charges	—	—	—	—	—	1	1	—	—	—
Loss from held for sale measurement	10	—	—	—	10	15	—	—	—	15
Income from release of collateral - Renewables	(7)	—	(7)	—	—	(7)	—	(7)	—	—
Impact of the Tax Act	7	—	—	7	—	7	—	—	7	—
Income tax impact of adjustments (1)	7	—	1	—	6	17	—	2	—	15
Gas Storage, net of tax	2	—	—	—	2	(11)	—	—	—	(11)
Adjusted Net Income (2)	$128	$79	$68	$(18)	$—	$371	$280	$115	$(23)	$—

(1)
Income tax impact of adjustments: 2019 - $5.1 million and $6.0 million from MtM adjustment, $(0.4) million and $(0.5) million from restructuring charges, $(1.3) million and $(2.6) million from accelerated depreciation for the three and six months ended June 30, 2019, respectively; 2018 - $(0.7) million and $0.3 million from MtM adjustment, $1.9 million and $1.9 million from release of collateral, $0 and $(0.3) million from restructuring charges, $6 million and $15 million from loss from held for sale measurement for the three and six months ended June 30, 2018, respectively.

(2)
Adjusted Net Income is a non-GAAP financial measure and is presented after excluding restructuring charges, loss from held for sale measurement, accelerated depreciation derived from repowering of wind farms, the impact from mark-to-market activities in Renewables and Gas storage business, income from release of collateral and impact of the Tax Act.

* Includes corporate and other non-regulated entities as well as intersegment eliminations.
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Adjusted net income
Our adjusted net income decreased by $28 million, or 22%, from $128 million for the three months ended June 30, 2018 to $101 million for the three months ended June 30, 2019. The decrease is primarily due to a $13 million decrease in Networks driven by increased non-deferrable minor storms and staging expenses and $11 million decrease in Corporate mainly driven by higher interest expense.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Adjusted net income
Our adjusted net income decreased by $52 million, or 14%, from $371 million for the six months ended June 30, 2018 to $319 million for the six months ended June 30, 2019. The decrease is primarily due to a $46 million decrease in Renewables as a result of a decline in wind generation and lower average prices in the period and a $13 million decrease in Networks driven by increased non-deferrable minor storms and staging expenses.
The following tables reconcile Net Income attributable to AVANGRID to Adjusted Net Income (non-GAAP), and EPS attributable to AVANGRID to adjusted EPS (non-GAAP) for the three and six months ended June 30, 2019 and 2018, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Networks	$66	$79	$266	$279
Renewables	75	71	78	121
Corporate (1)	(30)	(25)	(17)	(30)
Gas Storage	—	(18)	—	(19)
Net Income	$110	$107	$327	$351
Adjustments:
Loss from held for sale measurement (2)	—	10	—	15
Mark-to-market adjustments - Renewables (3)	(20)	3	(23)	(1)
Restructuring charges (4)	2	—	2	1
Accelerated depreciation from repowering (5)	5	—	10	—
Income from release of collateral - Renewables (6)	—	(7)	—	(7)
Impact of the Tax Act (7)	—	7	—	7
Income tax impact of adjustments	3	7	3	17
Gas Storage, net of tax	—	2	—	(11)
Adjusted Net Income (8)	$101	$128	$319	$371

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Networks	$0.21	$0.26	$0.86	$0.90
Renewables	0.24	0.23	0.25	0.39
Corporate (1)	(0.10)	(0.08)	(0.06)	(0.10)
Gas Storage	—	(0.06)	—	(0.06)
Net Income	$0.36	$0.35	$1.06	$1.13
Adjustments:
Loss from held for sale measurement (2)	$—	$0.03	$—	$0.05
Mark-to-market adjustments - Renewables (3)	(0.06)	0.01	(0.07)	0.00
Restructuring charges (4)	0.01	—	0.01	—
Accelerated depreciation from repowering (5)	0.02	—	0.03	—
Income from release of collateral - Renewables (6)	—	(0.02)	—	(0.02)
Impact of the Tax Act (7)	—	0.02	—	0.02
Income tax impact of adjustments	0.01	0.02	0.01	0.05
Gas Storage, net of tax	—	0.01	—	(0.03)
Adjusted Earnings Per Share (8)	$0.33	$0.41	$1.03	$1.20

(1)	Includes corporate and other non-regulated entities as well as intersegment eliminations.

(2)	Represents loss from measurement of assets and liabilities held for sale in connection with the committed plan to sell the gas trading and storage businesses.

(3)
Mark-to-market adjustments relate to changes in the fair value of derivative instruments used by AVANGRID to economically hedge market price fluctuations in related underlying physical transactions for the purchase and sale of electricity and gas.

(4)
Restructuring and severance related charges relate to costs resulted from restructuring actions involving initial targeted voluntary workforce reductions and related costs in our plan to vacate a lease, predominantly within the Networks segment and costs to implement an initiative to mitigate costs and achieve sustainable growth.

(5)	Represents the amount of accelerated depreciation derived from repowering of wind farms in Renewables.

(6)	Relates to cash collateral released in excess of outstanding receivables from a bankruptcy proceeding with a Renewables customer regarding two power purchase agreements.

(7)	Represents the impact from measurement of deferred income tax balances as a result of the Tax Act enacted by the U.S. federal government on December 22, 2017.

(8)
Adjusted net income and adjusted earnings per share are non-GAAP financial measures and are presented after excluding restructuring charges, loss from held for sale measurement, accelerated depreciation derived from repowering of a wind farm, the impact from mark-to-market activities in Renewables and Gas storage business, income from release of collateral and impact of the Tax Act.

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
We and our subsidiaries are required to comply with certain covenants in connection with our respective loan agreements. The covenants are standard and customary in financing agreements, and we and our subsidiaries were in compliance with such covenants as of June 30, 2019.
Liquidity Position
At June 30, 2019 and December 31, 2018, available liquidity was approximately $2,631 million and $2,447 million, respectively.
We manage our overall liquidity position as part of the group of companies controlled by Iberdrola, or the Iberdrola Group, and are a party to a liquidity agreement with Bank of America, N.A. along with certain members of the Iberdrola Group. The liquidity agreement aids the Iberdrola Group in efficient cash management and reduces the need for external borrowing by the pool participants. Parties to the agreement, including us, may deposit funds with or borrow from the financial institution, provided that the net balance of funds deposited or borrowed by all pool participants in the aggregate is not less than zero. The balance at June 30, 2019 was zero. Any deposit amounts would be reflected on our condensed consolidated balance sheets under cash and cash equivalents because our deposited surplus funds under the cash pooling agreement are highly-liquid short-term investments. We also have a bi-lateral demand note agreement with a Canadian affiliate of the Iberdrola Group under which we had notes payable balance outstanding of $0 at June 30, 2019.
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
The following table provides the components of our liquidity position as of June 30, 2019 and December 31, 2018, respectively:

	As of June 30,	As of December 31,
	2019	2018
	(in millions)
Cash and cash equivalents	$166	$36
AVANGRID Credit Facility	2,500	2,500
Iberdrola Group Credit Facility	500	500
Less: borrowings	(535)	(589)
Total	$2,631	$2,447

AVANGRID Commercial Paper Program
AVANGRID has a commercial paper program with a limit of $2 billion that is backstopped by the AVANGRID Credit Facility (described below). As of June 30, 2019 and July 31, 2019, there was $535 million and $759 million of commercial paper outstanding, respectively.
AVANGRID Credit Facility
AVANGRID and its subsidiaries, NYSEG, RG&E, CMP, UI, CNG, SCG and BGC have a revolving credit facility with a syndicate of banks, or the AVANGRID Credit Facility, that provides for maximum borrowings of up to $2.5 billion in the aggregate.
Under the terms of the AVANGRID Credit Facility, each joint borrower has a maximum borrowing entitlement, or sublimit, which can be periodically adjusted to address specific short-term capital funding needs, subject to the maximum limit contained in the agreement. AVANGRID’s maximum sublimit is $2 billion, NYSEG, RG&E, CMP and UI have maximum sublimits of $400 million, CNG and SCG have maximum sublimits of $150 million and BGC has a maximum sublimit of $40 million. Under the AVANGRID Credit Facility, each of the borrowers will pay an annual facility fee that is dependent on their credit rating. The initial facility fees will range from 12.5 to 17.5 basis points. During 2019, we extended the maturity date for the AVANGRID Credit Facility by one year to June 29, 2024.
Since the facility is a backstop to the AVANGRID commercial paper program, the amounts available under the facility as of June 30, 2019 and July 31, 2019, were $1,965 million and $1,741 million, respectively.
Iberdrola Group Credit Facility
AVANGRID has a credit facility with Iberdrola Financiacion, S.A.U., a company of the Iberdrola Group. The facility has a limit of $500 million and matures on June 18, 2023. AVANGRID pays a facility fee of 10.5 basis points annually on the facility. As of both June 30, 2019 and July 31, 2019, there was no outstanding amount under this credit facility.
Capital Resources
On January 15, 2019, UI, CNG, SCG and BGC issued $195 million in aggregate amount of notes/bonds with maturity dates ranging from 2029 to 2049 and interest rates ranging from 4.07% to 4.52%.
On April 1, 2019, NYSEG issued $12 million of Indiana County Industrial Development Authority Pollution Control Revenue Bonds in a private placement maturing in 2024 with a 2.65% interest rate.
On May 16, 2019, we issued $750 million of senior unsecured notes maturing in 2029 at an interest rate of 3.80%.
On June 3, 2019, CMP issued $240 million aggregate principal amount of first mortgage bonds with maturity dates ranging from 2026 to 2034 and interest rates ranging from 3.87% to 4.20%.
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
We expect to incur approximately $1.3 billion in capital expenditures through the remainder of 2019.

Cash Flows
Our cash flows depend on many factors, including general economic conditions, regulatory decisions, weather, commodity price movements and operating expense and capital spending control.
The following is a summary of the cash flows by activity for the six months ended June 30, 2019 and 2018, respectively:

	Six Months Ended
	June 30,
	2019	2018
	(in millions)
Net cash provided by operating activities	$817	$983
Net cash used in investing activities	(1,452)	(606)
Net cash provided by (used in) financing activities	764	(366)
Net increase in cash, cash equivalents and restricted cash	$129	$11
Operating Activities
The cash from operating activities for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 decreased by $166 million, primarily attributable to a $40 million decrease from the settlement of the interest rate swap during the period and a decrease of $63 million in non-current liabilities primarily due to a decrease in other long-term liabilities and changes in long-term regulatory assets/liabilities.
Investing Activities
For the six months ended June 30, 2019, net cash used in investing activities was $1,452 million, which was comprised of $1,337 million of capital expenditures and other investments and equity method investments of $143 million, partially offset by $21 million of contributions in aid of construction and $5 million of cash distributions from equity method investments.
For the six months ended June 30, 2018, net cash used in investing activities was $606 million, which was comprised of $751 million of capital expenditures, partially offset by $136 million of proceeds from the sale of assets and $23 million of contributions in aid of construction.
Financing Activities
For the six months ended June 30, 2019, financing activities provided $764 million in cash reflecting primarily an issuance of notes/bonds with net proceeds of $1,188 million, contributions from non-controlling interests of $131 million and a net decrease in non-current debt and current notes payable of $248 million, offset by distributions to non-controlling interests of $10 million, payments on capital leases of $25 million and dividends of $272 million.
For the six months ended June 30, 2018, financing activities used $366 million in cash reflecting primarily an issuance of Pollution Control Revenue Bonds at NYSEG and RG&E with net proceeds of $325 million, contributions from non-controlling interests of $220 million, partially offset by a net decrease in non-current debt and current notes payable of $604 million, dividends of $267 million, distributions to non-controlling interests of $22 million and payments on capital leases of $12 million.
Off-Balance Sheet Arrangements
There have been no material changes in the off-balance sheet arrangements during the six months ended June 30, 2019 as compared to those reported for the fiscal year ended December 31, 2018 in our Form 10-K.
Contractual Obligations
Upon adoption of ASC 842, certain land easements that we previously classified as a lease do not meet the definition of a lease. As a result, our operating lease obligations as of December 31, 2018 will be categorically separated between operating leases and land easements. The new lease accounting standard is discussed further in Notes 3 and 8 to our condensed consolidated financial statements. These changes did not result in material changes to the quantitative amounts of our contractual and contingent obligations during the six months ended June 30, 2019 as compared to those reported for the fiscal year ended December 31, 2018 in our Form 10-K.
Critical Accounting Policies and Estimates
The accompanying financial statements provided herein have been prepared in accordance with U.S. GAAP. In preparing the accompanying financial statements, our management has applied accounting policies and made certain estimates and assumptions that affect the reported amounts of assets, liabilities, stockholders’ equity, revenues and expenses and the disclosures thereof. While we believe that these policies and estimates used are appropriate, actual future events can and often do result in outcomes that can be materially different from these estimates. The accounting policies and related risks described in our Form 10-K are those that depend most heavily on these judgments and estimates. As of June 30, 2019, the only notable changes to the significant accounting policies described in our consolidated financial statements as of December 31, 2018 and 2017, and for the three years ended December 31, 2018, are with respect to our adoption of the new accounting pronouncements described in the Note 3 of our condensed consolidated financial statements for the six months ended June 30, 2019.
New Accounting Standards
We review new accounting standards to determine the expected financial impact, if any, that the adoption of each such standard will have. As of June 30, 2019, the new accounting pronouncements that we have adopted as of January 1, 2019, and reflected in our condensed consolidated financial statements are described in Note 3 of our condensed consolidated financial statements for the six months ended June 30, 2019. There have been no other material changes to the significant accounting policies described in our consolidated financial statements as of December 31, 2018 and 2017, and for the three years ended December 31, 2018.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our market risk during the six months ended June 30, 2019, as compared to those reported for the fiscal year ended December 31, 2018 in our Form 10-K.
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

Avangrid, Inc.

Date: August 1, 2019	By:	/s/ James P. Torgerson
James P. Torgerson
Director and Chief Executive Officer

Date: August 1, 2019	By:	/s/ Douglas K. Stuver
Douglas K. Stuver
Senior Vice President - Chief Financial Officer