Form 10-Q
period 2019-09-30
Avangrid, Inc.
filed 2019-10-31
CIK 1634997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of October 30, 2019, the registrant had 309,005,272 shares of common stock, par value $0.01, outstanding.

Avangrid, Inc.
REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2019

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
Joint Proposal refers to the Joint Proposal, approved by the NYPSC on June 15, 2016, by NYSEG, RG&E and certain other signatory parties for a three-year rate plan for electric and gas service at NYSEG and RG&E commencing May 1, 2016.
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Avangrid, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(Millions, except for number of shares and per share data)
Operating Revenues	$1,487	$1,546	$4,729	$4,813
Operating Expenses
Purchased power, natural gas and fuel used	279	342	1,101	1,197
Loss from assets held for sale	—	1	—	16
Operations and maintenance	588	574	1,714	1,634
Depreciation and amortization	237	226	681	644
Taxes other than income taxes	144	150	446	444
Total Operating Expenses	1,248	1,293	3,942	3,935
Operating Income	239	253	787	878
Other Income and (Expense)
Other income (expense)	6	(16)	1	(57)
(Losses) earnings from equity method investments	(1)	1	1	8
Interest expense, net of capitalization	(72)	(75)	(226)	(219)
Income Before Income Tax	172	163	563	610
Income tax expense	33	29	103	128
Net Income	139	134	460	482
Net loss (income) attributable to noncontrolling interests	11	(9)	17	(6)
Net Income Attributable to Avangrid, Inc.	$150	$125	$477	$476
Earnings Per Common Share, Basic	$0.48	$0.40	$1.54	$1.54
Earnings Per Common Share, Diluted	$0.48	$0.40	$1.54	$1.54
Weighted-average Number of Common Shares Outstanding:
Basic	309,491,082	309,491,082	309,491,082	309,507,443
Diluted	309,517,778	309,689,890	309,512,301	309,705,788
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(Millions)
Net Income	$139	$134	$460	$482
Other Comprehensive Income (Loss)
Gain on defined benefit plans, net of income taxes of $0.2 for the nine months ended	—	—	—	1
Loss on nonqualified pension plans	—	—	(1)	—
Unrealized gain (loss) during the period on derivatives qualifying as cash flow hedges, net of income tax of $2.5 and $1.5 for the three months ended, respectively, and $(7.9) for the nine months ended	5	5	(22)	—
Reclassification to net income of loss (gain) on cash flow hedges, net of income taxes of $1.2 and $0.4, respectively, for the three months ended and $2.1 and $(6.8) for the nine months ended, respectively	5	1	8	(9)
Other Comprehensive Income (Loss)	10	6	(15)	(8)
Comprehensive Income	149	140	445	474
Net loss (income) attributable to noncontrolling interests	11	(9)	17	(6)
Comprehensive Income Attributable to Avangrid, Inc.	$160	$131	$462	$468
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
As of	2019	2018
(Millions)
Assets
Current Assets
Cash and cash equivalents	$103	$36
Accounts receivable and unbilled revenues, net	966	1,142
Accounts receivable from affiliates	14	6
Derivative assets	8	16
Fuel and gas in storage	112	109
Materials and supplies	137	126
Prepayments and other current assets	290	229
Regulatory assets	250	299
Total Current Assets	1,880	1,963
Total Property, Plant and Equipment ($1,036 and $726 related to VIEs, respectively)	24,750	23,459
Operating lease right-of-use assets	73	—
Equity method investments	516	366
Other investments	60	58
Regulatory assets	2,500	2,640
Deferred income taxes regulatory	—	6
Other Assets
Goodwill	3,127	3,127
Intangible assets	316	323
Derivative assets	81	63
Other	244	162
Total Other Assets	3,768	3,675
Total Assets	$33,547	$32,167
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
As of	2019	2018
(Millions, except share information)
Liabilities
Current Liabilities
Current portion of debt	$232	$394
Notes payable	621	587
Interest accrued	81	62
Accounts payable and accrued liabilities	1,060	1,132
Accounts payable to affiliates	58	58
Dividends payable	136	136
Taxes accrued	71	59
Operating lease liabilities	12	—
Derivative liabilities	23	44
Other current liabilities	318	327
Regulatory liabilities	236	205
Total Current Liabilities	2,848	3,004
Regulatory liabilities	3,284	3,223
Other Non-current Liabilities
Deferred income taxes	1,599	1,530
Deferred income	1,330	1,385
Pension and other postretirement	1,051	1,102
Operating lease liabilities	64	—
Derivative liabilities	93	97
Asset retirement obligations	186	217
Environmental remediation costs	317	339
Other	539	499
Total Other Non-current Liabilities	5,179	5,169
Non-current debt	6,718	5,368
Total Non-current Liabilities	15,181	13,760
Total Liabilities	18,029	16,764
Commitments and Contingencies
Equity
Stockholders’ Equity:
Common stock, $.01 par value, 500,000,000 shares authorized, 309,752,140 shares issued; 309,005,272 shares outstanding, respectively	3	3
Additional paid in capital	13,659	13,657
Treasury stock	(12)	(12)
Retained earnings	1,599	1,528
Accumulated other comprehensive loss	(99)	(72)
Total Stockholders’ Equity	15,150	15,104
Non-controlling interests	368	299
Total Equity	15,518	15,403
Total Liabilities and Equity	$33,547	$32,167

The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2019	2018
(Millions)
Cash Flow from Operating Activities:
Net income	$460	$482
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	681	644
Loss from assets held for sale	—	16
Regulatory assets/liabilities amortization and carrying cost	51	54
Pension cost	68	93
Earnings from equity method investments	(1)	(8)
Distributions of earnings received from equity method investments	10	10
Unrealized (gain) loss on marked-to-market derivative contracts	(66)	6
Deferred taxes	99	130
Other non-cash items	(35)	(32)
Changes in operating assets and liabilities:
Current assets	188	(83)
Noncurrent assets	(24)	(31)
Current liabilities	(73)	(28)
Noncurrent liabilities	(114)	64
Net Cash Provided by Operating Activities	1,244	1,317
Cash Flow from Investing Activities:
Capital expenditures	(2,045)	(1,173)
Contributions in aid of construction	36	36
Proceeds from sale of assets	13	132
Distributions received from equity method investments	4	4
Other investments and equity method investments, net	(164)	(32)
Net Cash Used in Investing Activities	(2,156)	(1,033)
Cash Flow from Financing Activities:
Non-current debt issuances	1,637	324
Repayments of non-current debt	(344)	(65)
Receipts (repayments) of other short-term debt, net	32	(288)
Repayments of financing leases	(26)	(13)
Repurchase of common stock	—	(4)
Issuance of common stock	—	(2)
Distributions to noncontrolling interests	(47)	(60)
Contributions from noncontrolling interests	133	219
Dividends paid	(408)	(401)
Net Cash Provided by (Used in) Financing Activities	977	(290)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	65	(6)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	43	46
Cash, Cash Equivalents and Restricted Cash, End of Period	$108	$40
Supplemental Cash Flow Information
Cash paid for interest, net of amounts capitalized	$183	$159
Cash paid/(refund) for income taxes	$4	$(11)
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(unaudited)

	Avangrid, Inc. Stockholders
(Millions, except for number of shares )	Number of shares (*)	Common Stock	Additional paid-in capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total
As of June 30, 2018	309,005,272	$3	$13,655	$(12)	$1,550	$(61)	$15,135	$333	$15,468
Net income	—	—	—	—	125	—	125	9	134
Other comprehensive income, net of tax of $1.9	—	—	—	—	—	6	6	—	6
Comprehensive income									140
Dividends declared, $0.44/share	—	—	—	—	(137)	—	(137)	—	(137)
Stock-based compensation	—	—	1	—	—	—	1	—	1
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(19)	(19)
Contributions from noncontrolling interests	—	—	—	—	(2)	—	(2)	4	2
As of September 30, 2018	309,005,272	$3	$13,656	$(12)	$1,536	$(55)	$15,128	$327	$15,455
As of June 30, 2019	309,005,272	$3	$13,659	$(12)	$1,594	$(109)	$15,135	$414	$15,549
Net income (loss)	—	—	—	—	150	—	150	(11)	139
Other comprehensive income, net of tax of $3.7	—	—	—	—	—	10	10	—	10
Comprehensive income									149
Dividends declared, $0.44/share	—	—	—	—	(136)	—	(136)	—	(136)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(37)	(37)
Contributions from noncontrolling interests	—	—	—	—	(9)	—	(9)	2	(7)
As of September 30, 2019	309,005,272	$3	$13,659	$(12)	$1,599	$(99)	$15,150	$368	$15,518
The accompanying notes are an integral part of our condensed consolidated financial statements.

	Avangrid, Inc. Stockholders
(Millions, except for number of shares )	Number of shares (*)	Common Stock	Additional paid-in capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total
As of December 31, 2017	309,005,272	$3	$13,653	$(8)	$1,475	$(46)	$15,077	$19	$15,096
Adoption of accounting standards	—	—	—	—	(3)	(1)	(4)	140	136
Net income	—	—	—	—	476	—	476	6	482
Other comprehensive loss, net of tax of $(6.6)	—	—	—	—	—	(8)	(8)	—	(8)
Comprehensive income									474
Dividends declared, $1.304/share	—	—	—	—	(404)	—	(404)	—	(404)
Issuance of common stock	81,208	—	1	—	(3)	—	(2)	—	(2)
Repurchase of common stock	(81,208)	—	—	(4)	—	—	(4)	—	(4)
Stock-based compensation	—	—	2	—	—	—	2	—	2
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(60)	(60)
Contributions from noncontrolling interests	—	—	—	—	(5)	—	(5)	222	217
As of September 30, 2018	309,005,272	$3	$13,656	$(12)	$1,536	$(55)	$15,128	$327	$15,455
As of December 31, 2018	309,005,272	$3	$13,657	$(12)	$1,528	$(72)	$15,104	$299	$15,403
Adoption of accounting standards	—	—	—	—	11	(12)	(1)	—	(1)
Net income (loss)	—	—	—	—	477	—	477	(17)	460
Other comprehensive loss, net of tax of $(5.8)	—	—	—	—	—	(15)	(15)	—	(15)
Comprehensive income									445
Dividends declared, $1.32/share	—	—	—	—	(408)	—	(408)	—	(408)
Stock-based compensation	—	—	2	—	—	—	2	—	2
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(47)	(47)
Contributions from noncontrolling interests	—	—	—	—	(9)	—	(9)	133	124
As of September 30, 2019	309,005,272	$3	$13,659	$(12)	$1,599	$(99)	$15,150	$368	$15,518
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
We believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly our condensed consolidated balance sheets, condensed consolidated statements of income, comprehensive income, cash flows and changes in equity for the interim periods described herein. All such adjustments are of a normal and recurring nature, except as otherwise disclosed. The results for the three and nine months ended September 30, 2019, are not necessarily indicative of the results for the entire fiscal year ending December 31, 2019.
Note 3. Significant Accounting Policies and New Accounting Pronouncements
As of September 30, 2019, the new accounting pronouncements that we have adopted as of January 1, 2019, and reflected in our condensed consolidated financial statements are described below. There have been no other material changes to the significant accounting policies described in our consolidated financial statements as of December 31, 2018 and 2017, and for the three years ended December 31, 2018, except for the leases accounting policy described below.
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
We have lease agreements with lease and non-lease components, and account for lease components and associated nonlease components together as a single lease component, for all classes of underlying assets.
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
(a) Measurement of credit losses on financial instruments, amendments and updates
The FASB issued an accounting standards update in June 2016 that requires more timely recording of credit losses on loans and other financial instruments. The amendments affect entities that hold financial assets and net investment in leases that are not accounted for at fair value through net income (loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, etc.). They require an entity to present a financial asset (or group of financial assets) that is measured at amortized cost basis at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. An entity must use judgment in determining the relevant information and estimation methods appropriate in its circumstances. The FASB subsequently issued various updates to this new guidance to clarify transition and scope requirements, make narrow-scope codification improvements and corrections and provide targeted transition relief. The new guidance, including the subsequent amendments, is effective for public entities that are SEC filers - and do not early adopt the new guidance - for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We will not early adopt the amendments. Entities are to apply the amendments on a modified retrospective basis for most instruments.
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
Transmission revenue results from others’ use of the utility’s transmission system to transmit electricity and is subject to Federal Energy Regulatory Commission (FERC) regulation, which establishes the prices and other terms of service. Long-term wholesale sales of electricity are based on individual bilateral contracts. Short-term wholesale sales of electricity are generally on a daily basis based on market prices and are administered by the Independent System Operator-New England (ISO-NE) and the New York Independent System Operator (NYISO) or PJM Interconnection, L.L.C. (PJM), as applicable. Wholesale sales of natural gas are generally short-term based on market prices through contracts with the specific customer.
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
Contract Costs and Contract Liabilities
We recognize an asset for incremental costs of obtaining a contract with a customer when we expect the benefit of those costs to be longer than one year. We have contract assets for costs from development success fees, which we paid for during the solar asset development period in 2018, and will amortize ratably into expense over the 15-year life of the power purchase agreement (PPA), expected to commence in December 2021 upon commercial operation. We also have a contract asset for costs incurred to cancel a PPA, which we will amortize over the 10-year contract period of the replacement PPA that will commence upon completion of the project. Contract assets totaled $12 million and $9 million at September 30, 2019 and December 31, 2018, respectively, and are presented in "Other non-current assets" on our condensed consolidated balance sheets.
We have contract liabilities for revenue from transmission congestion contract (TCC) auctions, for which we receive payment at the beginning of an auction period, and amortize ratably each month into revenue over the applicable auction period. The auction periods range from six months to two years. TCC contract liabilities totaled $6 million and $9 million at September 30, 2019 and December 31, 2018, respectively, and are presented in "Other current liabilities" on our condensed consolidated balance sheets.

We recognized $7 million and $16 million as revenue during the three and nine months ended September 30, 2019, respectively, and $5 million and $13 million for the three and nine months ended September 30, 2018, respectively.
Revenues disaggregated by major source for our reportable segments for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30, 2019				Nine Months Ended September 30, 2019
	Networks	Renewables	Other (b)	Total	Networks	Renewables	Other (b)	Total
(Millions)
Regulated operations – electricity	$922	$—	$—	$922	$2,637	$—	$—	$2,637
Regulated operations – natural gas	179	—	—	179	1,053	—	—	1,053
Nonregulated operations – wind	—	218	—	218	—	621	—	621
Nonregulated operations – solar	—	9	—	9	—	22	—	22
Nonregulated operations – thermal	—	5	—	5	—	21	—	21
Other(a)	16	23	—	39	71	40	(4)	107
Revenue from contracts with customers	1,117	255	—	1,372	3,761	704	(4)	4,461
Leasing revenue	1	—	—	1	5	—	—	5
Derivative revenue	—	84	—	84	—	173	—	173
Alternative revenue programs	13	—	—	13	48	—	—	48
Other revenue	9	8	—	17	23	19	—	42
Total operating revenues	$1,140	$347	$—	$1,487	$3,837	$896	$(4)	$4,729

	Three Months Ended September 30, 2018				Nine Months Ended September 30, 2018
	Networks	Renewables	Other (b)	Total	Networks	Renewables	Other (b)	Total
(Millions)
Regulated operations – electricity	$1,010	$—	$—	$1,010	$2,736	$—	$—	$2,736
Regulated operations – natural gas	169	—	—	169	1,007	—	—	1,007
Nonregulated operations – wind	—	198	—	198	—	546	—	546
Nonregulated operations – solar	—	4	—	4	—	12	—	12
Nonregulated operations – thermal	—	22	—	22	—	36	—	36
Nonregulated operations – gas storage	—	—	1	1	—	—	11	11
Other(a)	14	(25)	2	(9)	45	(58)	11	(2)
Revenue from contracts with customers	1,193	199	3	1,395	3,788	536	22	4,346
Leasing revenue	9	76	—	85	27	255	—	282
Derivative revenue	—	40	—	40	—	105	10	115
Alternative revenue programs	22	—	—	22	66	—	—	66
Other revenue	4	—	—	4	4	—	—	4
Total operating revenues	$1,228	$315	$3	$1,546	$3,885	$896	$32	$4,813

(a)	Primarily includes certain intra-month trading activities, billing, collection, and administrative charges, sundry billings, and other miscellaneous revenue.

(b)	Does not represent a segment. Includes Corporate, Gas and intersegment eliminations.

Refer to Note 3 for details on the adoption of ASC 842 including a discussion regarding the classification of lease revenues.
As of September 30, 2019 and December 31, 2018, accounts receivable balances related to contracts with customers were approximately $907 million and $1,118 million, respectively, including unbilled revenues of $247 million and $374 million, which are included in “Accounts receivable and unbilled revenues, net” on our condensed consolidated balance sheets.
As of September 30, 2019, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) were as follows:

As of September 30, 2019	2020	2021	2022	2023	2024	Thereafter	Total
(Millions)
Revenue expected to be recognized on multiyear retail energy sales contracts in place	$1	$1	$1	$1	$1	$—	$5
Revenue expected to be recognized on multiyear capacity and carbon-free energy sale contracts	36	29	21	13	10	25	134
Revenue expected to be recognized on multiyear renewable energy credit sale contracts	20	15	8	5	4	8	60
Total operating revenues	$57	$45	$30	$19	$15	$33	$199

As of September 30, 2019, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) for the remainder of 2019 was $15 million.
Note 5. Regulatory Assets and Liabilities
Pursuant to the requirements concerning accounting for regulated operations, our utilities capitalize, as regulatory assets, incurred and accrued costs that are probable of recovery in future electric and natural gas rates. We base our assessment of whether recovery is probable on the existence of regulatory orders that allow for recovery of certain costs over a specific period, or allow for reconciliation or deferral of certain costs. When costs are not treated in a specific order, we use regulatory precedent to determine if recovery is probable. Our operating utilities also record, as regulatory liabilities, obligations to refund previously collected revenue or to spend revenue collected from customers on future costs. The primary items that are not included in the rate base or accruing carrying costs are the regulatory assets for qualified pension and other postretirement benefits, which reflect unrecognized actuarial gains and losses; debt premium; environmental remediation costs, which are primarily the offset of accrued liabilities for future spending; unfunded future income taxes, which are the offset to the unfunded future deferred income tax liability recorded; asset retirement obligations; hedge losses; and contracts for differences. The total net amount of these items is approximately $1,734 million.
On August 25, 2014, the Maine Public Utility Commission (MPUC) approved a stipulation agreement that provided for a distribution rate increase for Central Maine Power (CMP) of approximately $24.3 million, effective July 1, 2014, with an allowed return on equity (ROE) of 9.45% and an allowed equity ratio of 50%. The stipulation provided for the implementation of a revenue decoupling mechanism (RDM), reserve accounting and sharing of incremental storm costs, a separate proceeding for recovery of a new billing system and no earnings sharing. On May 29, 2018, a ten-person complaint was filed with the MPUC against CMP, Networks and AVANGRID. The complaint requested that the MPUC open a rate case to determine if CMP is making excessive returns on investment and, therefore, whether CMP’s retail rates should be lower. The complaint also requested the MPUC deny certain costs associated with the October 2017 windstorm. On July 24, 2018, the MPUC issued an order dismissing the complaint and its associated request to deny the recovery of costs associated with the October 2017 windstorm. The order initiated an investigation into CMP’s rates and revenue requirement and directed CMP to make a filing consistent with the requirements for a general rate case. Consistent with the order in the ten-person complaint proceeding, on August 7, 2018, the MPUC issued a Notice of Investigation, opening the proceeding in which CMP would make its rate case filing and through which the MPUC will examine the rates and revenue requirements of CMP. On October 15, 2018, CMP filed a general rate case as directed by the MPUC requesting an ROE of 10% and an equity ratio of 55%. CMP is proposing to use savings arising out of changes in federal taxation pursuant to the Tax Act to minimize its requested distribution rate increase while making its electric system more reliable. CMP’s general rate case filing includes a proposal to enhance the resiliency of the energy grid by expanding vegetation management and pursuing additional reliability measures such as pole replacements and addition of tree wire in selected areas. Such investments are designed to strengthen CMP’s power grid so it can better stand up to severe weather. CMP is planning to use savings from the federal Tax Act to pay for the costs of resiliency programs, other investments in infrastructure and certain cost increases since 2014. On December 20, 2018, the MPUC released the findings of the forensic audit of CMP’s customer billing system and customer communication practices. On January 14, 2019, the MPUC issued an Order and Notice of Investigation initiating an investigation of CMP’s metering and billing practices and initiating a separate investigation of the audit of CMP’s customer service and communication practices and incorporating such investigation into the general rate case.
On February 22, 2019, the MPUC staff issued a Bench Analysis (BA) on all revenue requirement issues in this case, including customer service issues. The BA includes, among other things, a proposal to reduce CMP’s existing distribution rates by $2.0 - $3.6 million, inclusive of one-time items from July 2018, and implement a management efficiency adjustment as part of the rate setting process to reduce the MPUC staff recommended "unadjusted ROE of 9.35% by 75 to 100 basis points. On April 12, 2019, CMP filed rebuttal testimony to the Bench Analysis and intervenor testimony. On June 17, 2019, the MPUC Staff issued its Reply Bench Analysis in response to CMP’s rebuttal testimony, which includes a reduction of the "unadjusted" ROE recommendation to 8.75% based on current market conditions, maintains the proposed management efficiency adjustment of 75 to 100 basis points and proposes to maintain the current cap of $31.4 million on the shared service costs provided to CMP until a management audit on the cost effectiveness of such services is completed.
The MPUC initially established an 11-month process to review CMP’s filing, which extended through October 2019. The Maine Office of the Public Advocate (OPA) for utility issues filed a motion to delay CMP's rate order decision to allow incorporation of the results of the separate metering and billing investigation. CMP did not oppose this motion. In August 2019, the MPUC granted the OPA motion stating the outcome of the metering and billing investigation could aid the Commission in its final determination in the rate case. The MPUC also believes that it will be able to complete the metering and billing investigation by the end of the year. We cannot predict the outcome of this matter.
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

NYPSC staff and other parties filed responsive testimony on September 15, 2019. NYPSC staff is recommending an 8.2% ROE and 48% equity. NYPSC staff recommended the following rate increases/decreases: NYSEG electric a rate increase of $76.7 million, NYSEG Gas a rate decrease of $15.9 million, RG&E Electric a rate increase of $0.7 million and RG&E Gas a rate decrease of $22.5 million. NYPSC Staff is also recommending NYSEG credit the environmental reserve by $31.1 million due to the legal rulings in 2017 and 2018 that denied insurance claims against OneBeacon and Century Indemnity in an insurance lawsuit. The companies entered into settlement discussion with the staff and other parties in October 2019. We cannot predict the outcome of this matter.
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

Regulatory assets as of September 30, 2019 and December 31, 2018, respectively, consisted of:

	September 30,	December 31,
As of	2019	2018
(Millions)
Pension and other post-retirement benefits cost deferrals	$130	$141
Pension and other post-retirement benefits	1,053	1,138
Storm costs	262	346
Rate adjustment mechanism	54	18
Reliability support services	—	13
Revenue decoupling mechanism	17	7
Transmission revenue reconciliation mechanism	3	11
Contracts for differences	95	97
Hardship programs	25	26
Plant decommissioning	6	11
Deferred purchased gas	11	37
Deferred transmission expense	—	11
Environmental remediation costs	280	278
Debt premium	98	118
Unamortized losses on reacquired debt	23	23
Unfunded future income taxes	370	371
Federal tax depreciation normalization adjustment	154	157
Asset retirement obligation	18	18
Deferred meter replacement costs	27	29
Other	124	95
Total regulatory assets	2,750	2,945
Less: current portion	250	299
Total non-current regulatory assets	$2,500	$2,646

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
“Storm costs” for CMP, NYSEG, RG&E and UI are allowed in rates based on an estimate of the routine costs of service restoration. The companies are also allowed to defer service restoration costs resulting from major storms when they meet certain criteria for severity and duration. As of September 30, 2019, deferred storm costs include $81 million and $44 million at NYSEG being recovered over ten-year and five-year periods, respectively, from the June 2016 approval of the Joint Proposal by the NYPSC, and $92 million and $39 million at NYSEG and RG&E, respectively, not included in the Joint Proposal. The recovery of amounts not included in the Joint Proposal will be determined in future proceedings.
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
“Unfunded future income taxes” represent unrecovered federal and state income taxes primarily resulting from regulatory flow through accounting treatment and are the offset to the deferred income tax liability recorded. The income tax benefits or charges for certain plant related timing differences, such as removal costs, are immediately flowed through to, or collected from, customers. This amount is being amortized as the amounts related to temporary differences that give rise to the deferrals are recovered in rates. Effective with the June 2016 approval of the Joint Proposal by the NYPSC, these amounts are being collected over a period of fifty years, and the NYPSC staff has initiated an audit, as required, of the unfunded future income taxes and other tax assets to verify the balances.
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

Regulatory liabilities as of September 30, 2019 and December 31, 2018, respectively, consisted of:

	September 30,	December 31,
As of	2019	2018
(Millions)
Energy efficiency portfolio standard	$76	$56
Gas supply charge and deferred natural gas cost	7	4
Pension and other post-retirement benefits cost deferrals	95	97
Carrying costs on deferred income tax bonus depreciation	55	72
Carrying costs on deferred income tax - Mixed Services 263(a)	16	20
2017 Tax Act	1,545	1,509
Revenue decoupling mechanism	19	19
Accrued removal obligations	1,166	1,153
Asset sale gain account	10	10
Economic development	28	28
Positive benefit adjustment	37	39
Theoretical reserve flow thru impact	15	19
Deferred property tax	29	25
Net plant reconciliation	22	19
Debt rate reconciliation	63	49
Rate refund – FERC ROE proceeding	31	29
Transmission congestion contracts	23	21
Merger-related rate credits	16	18
Accumulated deferred investment tax credits	13	14
Asset retirement obligation	13	13
Earning sharing provisions	30	17
Middletown/Norwalk local transmission network service collections	19	19
Low income programs	34	38
Non-firm margin sharing credits	17	10
Other	141	130
Total regulatory liabilities	3,520	3,428
Less: current portion	236	205
Total non-current regulatory liabilities	$3,284	$3,223

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
“Asset sale gain account” represents the net gain on the sale of certain assets that will be used for the future benefit of customers. The amortization period for the majority of the balance will be determined in future proceedings.
“Carrying costs on deferred income tax bonus depreciation” represent the carrying costs benefit of increased accumulated deferred income taxes created by the change in tax law allowing bonus depreciation. The amortization period is five years following the approval of the Joint Proposal by the NYPSC.
“Economic development” represents the economic development program which enables NYSEG and RG&E to foster economic development through attraction, expansion and retention of businesses within its service territory. If the level of actual expenditures for economic development allocated to NYSEG and RG&E varies in any rate year from the level provided for in rates, the difference is refunded to customers. The amortization period is five years following the approval of the Joint Proposal by the NYPSC.
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
“Merger-related rate credits” resulted from the acquisition of UIL. This is being used to moderate increases in rates. During the three and nine months ended September 30, 2019, respectively, $1 and $2 million of rate credits were applied against customer bills. During the three and nine months ended September 30, 2018, $1 million and $3 million of rate credits were applied against customer bills.
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
Restricted cash was $5 million and $7 million as of September 30, 2019 and December 31, 2018, respectively, which is included in "Other Assets" on our condensed consolidated balance sheets.
The financial instruments measured at fair value as of September 30, 2019 and December 31, 2018, respectively, consisted of:

As of September 30, 2019	Level 1	Level 2	Level 3	Netting	Total
(Millions)
Equity investments with readily determinable fair values	$36	$—	$—	$—	$36
Derivative assets
Derivative financial instruments - power	8	19	122	(62)	87
Derivative financial instruments - gas	—	24	39	(63)	—
Contracts for differences	—	—	2	—	2
Total	8	43	163	(125)	89
Derivative liabilities
Derivative financial instruments - power	(22)	(22)	(49)	83	(10)
Derivative financial instruments - gas	(3)	(18)	(9)	29	(1)
Contracts for differences	—	—	(97)	—	(97)
Derivative financial instruments – other	—	(7)	(1)	—	(8)
Total	$(25)	$(47)	$(156)	$112	$(116)

As of December 31, 2018	Level 1	Level 2	Level 3	Netting	Total
(Millions)
Equity investments with readily determinable fair values	$37	$—	$—	$—	$37
Derivative assets
Derivative financial instruments - power	17	23	91	(59)	72
Derivative financial instruments - gas	1	20	36	(55)	2
Contracts for differences	—	—	5	—	5
Total	18	43	132	(114)	79
Derivative liabilities
Derivative financial instruments - power	(12)	(41)	(36)	77	(12)
Derivative financial instruments - gas	(1)	(23)	(7)	22	(9)
Contracts for differences	—	—	(102)	—	(102)
Derivative financial instruments - other	—	(16)	(2)	—	(18)
Total	$(13)	$(80)	$(147)	$99	$(141)

The reconciliation of changes in the fair value of financial instruments based on Level 3 inputs for the three and nine months ended September 30, 2019 and 2018, respectively, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2019	2018	2019	2018
Fair Value Beginning of Period,	$(32)	$(1)	$(15)	$6
Gains recognized in operating revenues	38	—	42	11
(Losses) recognized in operating revenues	(22)	(5)	(5)	(8)
Total gains recognized in operating revenues	16	(5)	37	3
Gains recognized in OCI	12	—	—	—
(Losses) recognized in OCI	—	(1)	(2)	(1)
Total gains recognized in OCI	12	(1)	(2)	(1)
Net change recognized in regulatory assets and liabilities	1	2	2	(6)
Purchases	—	(3)	(23)	(6)
Settlements	10	(3)	8	(7)
Fair Value as of September 30,	$7	$(11)	$7	$(11)
Gains for the period included in operating revenues attributable to the change in unrealized gains relating to financial instruments still held at the reporting date	$16	$(5)	$37	$3

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

As of September 30, 2019
Instruments	Instrument Description	Valuation Technique	Valuation Inputs	Index	Avg.	Max.	Min.
Fixed price power and gas swaps with delivery period > two years	Transactions with delivery periods exceeding two years	Transactions are valued against forward market prices on a discounted basis	Observable and extrapolated forward gas and power prices not all of which can be corroborated by market data for identical or similar products	NYMEX ($/MMBtu)	$2.90	$4.90	$2.07
				Indiana hub ($/MWh)	$30.57	$61.12	$19.10
				Mid C ($/MWh)	$24.74	$105.00	$(0.50)
				Minn hub ($/MWh)	$25.13	$52.17	$12.51
				NoIL hub ($/MWh)	$27.38	$55.39	$15.50
				Ercot S hub ($/MWh)	$31.02	$248.39	$15.20

Our Level 3 valuations primarily consist of NYMEX gas and fixed price power swaps with delivery periods extending through 2024 and 2032, respectively. The gas swaps are used to hedge merchant wind positions. The power swaps are used to hedge merchant wind production in the West and Midwest.
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
The determination of fair value of the CfDs (see Note 7 for further details on CfDs) was based on a probability-based expected cash flow analysis that was discounted at risk-free interest rates, as applicable, and an adjustment for non-performance risk using credit default swap rates. Certain management assumptions were required, including development of pricing that extends over the term of the contracts. We believe this methodology provides the most reasonable estimates of the amount of future discounted cash flows associated with the CfDs. Additionally, on a quarterly basis, we perform analytics to ensure that the fair value of the derivatives is consistent with changes, if any, in the various fair value model inputs. Significant isolated changes in the risk of non-performance, the discount rate or the contract term pricing would result in an inverse change in the fair value of the CfDs. Additional quantitative information about Level 3 fair value measurements of the CfDs is as follows:

Range at
Unobservable Input	September 30, 2019
Risk of non-performance	0.33% - 0.60%
Discount rate	1.55% - 1.62%
Forward pricing ($ per KW-month)	$3.80 - $7.03

Fair Value of Debt
As of September 30, 2019 and December 31, 2018, debt consisted of first mortgage bonds, unsecured pollution control notes and other various non-current debt securities. The estimated fair value of debt amounted to $7,725 million and $5,952 million as of September 30, 2019 and December 31, 2018, respectively. The estimated fair value was determined, in most cases, by discounting the future cash flows at market interest rates. The interest rates used to make these calculations take into account the credit ratings of the borrowers in each case. All debt is considered Level 2 within the fair value hierarchy.
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
On August 27, 2019, RG&E issued $150 million aggregate principal amount of first mortgage bonds maturing in 2027 at an interest rate of 3.10%.
On September 5, 2019, NYSEG issued $300 million aggregate principal amount of senior unsecured notes maturing in 2049 at an interest rate of 3.30%.
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

(a) Networks activities
The tables below present Networks' derivative positions as of September 30, 2019 and December 31, 2018, respectively, including those subject to master netting agreements and the location of the net derivative positions on our condensed consolidated balance sheets:

As of September 30, 2019	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$7	$3	$(18)	$(8)
Derivative liabilities	(7)	(1)	(4)	(85)
	—	2	(22)	(93)
Designated as hedging instruments
Derivative assets	—	—	—	—
Derivative liabilities	—	—	(2)	(3)
	—	—	(2)	(3)
Total derivatives before offset of cash collateral	—	2	(24)	(96)
Cash collateral receivable	—	—	11	6
Total derivatives as presented in the balance sheet	$—	$2	$(13)	$(90)

As of December 31, 2018	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$18	$6	$10	$3
Derivative liabilities	(10)	(3)	(21)	(93)
	8	3	(11)	(90)
Designated as hedging instruments
Derivative assets	—	—	—	—
Derivative liabilities	—	—	(2)	—
	—	—	(2)	—
Total derivatives before offset of cash collateral	8	3	(13)	(90)
Cash collateral receivable	—	—	—	—
Total derivatives as presented in the balance sheet	$8	$3	$(13)	$(90)

The net notional volumes of the outstanding derivative instruments associated with Networks activities as of September 30, 2019 and December 31, 2018, respectively, consisted of:

	September 30,	December 31,
As of	2019	2018
(Millions)
Wholesale electricity purchase contracts (MWh)	4.9	4.9
Natural gas purchase contracts (Dth)	8.0	7.8
Fleet fuel purchase contracts (Gallons)	2.1	2.1

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
The amounts for electricity hedge contracts and natural gas hedge contracts recognized in regulatory liabilities and assets as of September 30, 2019 and December 31, 2018 and amounts reclassified from regulatory assets and liabilities into income for the three and nine months ended September 30, 2019 and 2018 are as follows:

(Millions)	Loss or Gain Recognized in Regulatory Assets/Liabilities		Location of Loss (Gain) Reclassified from Regulatory Assets/Liabilities into Income	Loss (Gain) Reclassified from Regulatory Assets/Liabilities into Income
As of				Three Months Ended September 30,		Nine Months Ended September 30,
September 30, 2019	Electricity	Natural Gas	2019	Electricity	Natural Gas	Electricity	Natural Gas
Regulatory assets	$14	$3	Purchased power, natural gas and fuel used	$6	$—	$16	$—
December 31, 2018			2018
Regulatory assets	$—	$—	Purchased power, natural gas and fuel used	$(4)	$—	$(9)	$2
Regulatory liabilities	$5	$—

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
PURA has determined that costs associated with these CfDs will be fully recoverable by UI and CL&P through electric rates, and UI has deferred recognition of costs (a regulatory asset) or obligations (a regulatory liability), including carrying costs. For those CfDs signed by CL&P, UI records its approximate 20% portion pursuant to the cost-sharing agreement noted above. As of September 30, 2019, UI has recorded a gross derivative asset of $2 million ($0 of which is related to UI’s portion of the CfD signed by CL&P), a regulatory asset of $95 million, a gross derivative liability of $97 million ($95 million of which is related to UI’s portion of the CfD signed by CL&P) and a regulatory liability of $0. As of December 31, 2018, UI had recorded a gross derivative asset of $5 million ($0 of which is related to UI’s portion of the CfD signed by CL&P), a regulatory asset of $97 million, a gross derivative liability of $102 million ($96 million of which is related to UI’s portion of the CfD signed by CL&P) and a regulatory liability of $0.
The unrealized gains and losses from fair value adjustments to these derivatives, which are recorded in regulatory assets, for the three and nine months ended September 30, 2019 and 2018, respectively, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(Millions)
Derivative assets	$—	$(1)	$(3)	$(5)
Derivative liabilities	$2	$2	$5	$(1)

Derivatives designated as hedging instruments
The effect of derivatives in cash flow hedging relationships on Other Comprehensive Income (OCI) and income for the three and nine months ended September 30, 2019 and 2018, respectively, consisted of:

Three Months Ended September 30,	Loss Recognized in OCI on Derivatives (a)	Location of Loss Reclassified from Accumulated OCI into Income	Loss (Gain) Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2019
Interest rate contracts	$—	Interest expense	$1	$72
Commodity contracts	—	Purchased power, natural gas and fuel used	(1)	279
Foreign currency exchange contracts	(5)		—
Total	$(5)		$—
2018
Interest rate contracts	$—	Interest expense	$2	$75
Commodity contracts	—	Purchased power, natural gas and fuel used	—	342
Total	$—		$2

Nine Months Ended September 30,	Loss Recognized in OCI on Derivatives (a)	Location of Loss Reclassified from Accumulated OCI into Income	Loss (Gain) Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2019
Interest rate contracts	$—	Interest expense	$5	$226
Commodity contracts	—	Purchased power, natural gas and fuel used	(1)	1,101
Foreign currency exchange contracts	(4)		—
Total	$(4)		$4
2018
Interest rate contracts	$—	Interest expense	$6	$219
Commodity contracts	—	Purchased power, natural gas and fuel used	—	1,197
Total	$—		$6
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
The net loss in accumulated OCI related to previously settled forward starting swaps and accumulated amortization is $56 million and $61 million as of September 30, 2019 and December 31, 2018, respectively. We recorded $1 million and $5 million in net derivative losses related to discontinued cash flow hedges for the three and nine months ended September 30, 2019, respectively, and $2 million and $6 million for the three and nine months ended September 30, 2018, respectively. We will amortize approximately $1 million of discontinued cash flow hedges for the remainder of 2019.
The unrealized loss of $5 million on hedge derivatives is reported in OCI because the forecasted transaction is considered to be probable as of September 30, 2019. We expect that $1 million of those losses will be reclassified into earnings within the next twelve months. The maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted fleet fuel transactions is 12 months.

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
The net notional volumes of outstanding derivative instruments associated with Renewables activities as of September 30, 2019 and December 31, 2018, respectively, consisted of:

	September 30,	December 31,
As of	2019	2018
(MWh/Dth in millions)
Wholesale electricity purchase contracts	5	5
Wholesale electricity sales contracts	10	6
Natural gas and other fuel purchase contracts	36	29
Financial power contracts	11	11
Basis swaps – purchases	46	42
Basis swaps – sales	1	4

The fair values of derivative contracts associated with Renewables activities as of September 30, 2019 and December 31, 2018, respectively, consisted of:

	September 30,	December 31,
As of	2019	2018
(Millions)
Wholesale electricity purchase contracts	$7	$11
Wholesale electricity sales contracts	4	(12)
Natural gas and other fuel purchase contracts	(1)	(2)
Financial power contracts	66	55
Basis swaps – purchases	—	(6)
Total	$76	$46

The tables below present Renewables' derivative positions as of September 30, 2019 and December 31, 2018, respectively, including those subject to master netting agreements and the location of the net derivative position on our condensed consolidated balance sheets:

As of September 30, 2019	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$20	$122	$34	$19
Derivative liabilities	(2)	(12)	(41)	(27)
	18	110	(7)	(8)
Designated as hedging instruments
Derivative assets	—	1	3	5
Derivative liabilities	—	—	(5)	(11)
	—	1	(2)	(6)
Total derivatives before offset of cash collateral	18	111	(9)	(14)
Cash collateral receivable (payable)	(10)	(32)	1	11
Total derivatives as presented in the balance sheet	$8	$79	$(8)	$(3)

As of December 31, 2018	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$19	$96	$29	$17
Derivative liabilities	(5)	(3)	(48)	(35)
	14	93	(19)	(18)
Designated as hedging instruments
Derivative assets	2	1	2	4
Derivative liabilities	—	—	(7)	(10)
	2	1	(5)	(6)
Total derivatives before offset of cash collateral	16	94	(24)	(24)
Cash collateral receivable (payable)	(8)	(34)	9	17
Total derivatives as presented in the balance sheet	$8	$60	$(15)	$(7)

Derivatives not designated as hedging instruments
The effects of trading and non-trading derivatives associated with Renewables activities for the three and nine months ended September 30, 2019, consisted of:

	Three Months Ended			Nine Months Ended
	September 30, 2019			September 30, 2019
	Trading	Non-trading	Total amount per income statement	Trading	Non-trading	Total amount per income statement
(Millions)
Operating Revenues
Wholesale electricity purchase contracts	$(1)	$—		$(2)	$—
Wholesale electricity sales contracts	—	42		2	37
Financial power contracts	—	13		—	22
Financial and natural gas contracts	—	1		(1)	1
Total gain included in operating revenues	$(1)	$56	$1,487	$(1)	$60	$4,729

Purchased power, natural gas and fuel used
Wholesale electricity purchase contracts	$—	$(19)		$—	$(2)
Wholesale electricity sales contracts	—	—		—	—
Financial power contracts	—	—		—	(2)
Financial and natural gas contracts	—	6		—	10
Total (loss) gain included in purchased power, natural gas and fuel used	$—	$(13)	$279	$—	$6	$1,101
Total (Loss) Gain	$(1)	$43		$(1)	$66

During September 2019, Renewables liquidated a portion of one of its wholesale electricity sales contracts and recorded a gain of $43 million for the three and nine months ended September 30, 2019.
The effects of trading and non-trading derivatives associated with Renewables activities for the three and nine months ended September 30, 2018, consisted of:

	Three Months Ended		Nine Months Ended
	September 30, 2018		September 30, 2018
(Millions)	Trading	Non-trading	Trading	Non-trading
Wholesale electricity purchase contracts	$(3)	$1	$3	$5
Wholesale electricity sales contracts	1	—	—	(7)
Financial power contracts	—	(12)	(2)	(11)
Financial and natural gas contracts	—	4	3	8
Total (Loss) Gain	$(2)	$(7)	$4	$(5)

Derivatives designated as hedging instruments
The effect of derivatives in cash flow hedging relationships on accumulated OCI and income for the three and nine months ended September 30, 2019 and 2018, respectively, consisted of:

Three Months Ended September 30,	Gain (Loss) Recognized in OCI on Derivatives (a)	Location of Loss (Gain) Reclassified from Accumulated OCI into Income	Loss (Gain) Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2019
Commodity contracts	$13	Operating revenues	$3	$1,487
2018
Commodity contracts	$(3)	Operating revenues	$(1)	$1,546

Nine Months Ended September 30,	(Loss) Recognized in OCI on Derivatives (a)	Location of Loss (Gain) Reclassified from Accumulated OCI into Income	Loss (Gain) Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2019
Commodity contracts	$(2)	Operating revenues	$3	$4,729
2018
Commodity contracts	$(4)	Operating revenues	$(21)	$4,813
(a) Changes in OCI are reported on a pre-tax basis.
Amounts are reclassified from accumulated OCI into income in the period during which the transaction being hedged affects earnings or when it becomes probable that a forecasted transaction being hedged would not occur. Notwithstanding future changes in prices, approximately $2 million of loss included in accumulated OCI at September 30, 2019, is expected to be reclassified into earnings within the next twelve months. We did not record any net derivative losses related to discontinued cash flow hedges for both the three and nine months ended September 30, 2019 and 2018.
(c) Interest rate swaps
AVANGRID uses financial derivative instruments from time to time to alter its fixed and floating rate debt balances or to hedge fixed rates in anticipation of future fixed rate issuances. In May 2019, we settled interest rate swaps designated as cash flow hedges related to the issuance of the $750 million in debt described in Note 6. The net loss in accumulated OCI related to these interest rate swaps is $39 million as of September 30, 2019. We amortized into income $1 million of the loss related to the settled interest rate swaps for both the three and nine months ended September 30, 2019. We will amortize approximately $1 million of the net loss on the interest rate swaps for the remainder of 2019.
The table below presents our interest rate swap derivative positions as of September 30, 2019 and December 31, 2018, respectively, including the location of the net derivative positions on our condensed consolidated balance sheets:

As of September 30, 2019	Current Liabilities
(Millions)
Designated as hedging instruments
Derivative liabilities	$—

As of December 31, 2018
Designated as hedging instruments
Derivative liabilities	$(16)

The effect of derivatives in cash flow hedging relationships on accumulated OCI for the three and nine months ended September 30, 2019 and 2018, respectively, consisted of:

Three Months Ended September 30,	Gain Recognized in OCI on Derivatives (a)	Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2019
Interest rate contracts	$—	Interest expense	$1	$72
2018
Interest rate contracts	$8	Interest expense	$—	$75

Nine Months Ended September 30,	(Loss) Gain Recognized in OCI on Derivatives (a)	Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2019
Interest rate contracts	$(24)	Interest expense	$1	$226
2018
Interest rate contracts	$4	Interest expense	$—	$219
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
The wholesale power supply agreements of UI contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit rating on senior debt were to fall below investment grade. If such an event had occurred as of September 30, 2019, UI would have had to post an aggregate of approximately $12 million in collateral.
We have various master netting arrangements in the form of multiple contracts with various single counterparties that are subject to contractual agreements that provide for the net settlement of all contracts through a single payment. Those arrangements reduce our exposure to a counterparty in the event of a default on or termination of any single contract. For financial statement presentation purposes, we offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim or the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. The amounts of cash collateral under master netting arrangements that have not been offset against net derivative positions were $18 million and $26 million as of September 30, 2019 and December 31, 2018, respectively. Derivative instruments settlements and collateral payments are included throughout the “Changes in operating assets and liabilities” section of operating activities in our condensed consolidated statements of cash flows.
Certain of our derivative instruments contain provisions that require us to maintain an investment grade credit rating on our debt from each of the major credit rating agencies. If our debt were to fall below investment grade, we would be in violation of those provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit risk related contingent features that are in a liability position as of September 30, 2019 is $17 million, for which we have posted collateral.
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

The components of lease cost and other information related to leases as of and for the three and nine months ended September 30, 2019 were as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
(Millions)
Lease cost
Finance lease cost
Amortization of right-of-use assets	$3	$9
Interest on lease liabilities	1	3
Total finance lease cost	4	12
Operating lease cost	4	12
Short-term lease cost	2	4
Variable lease cost	—	1
Total lease cost	$10	$29

As of September 30, 2019
(Millions, except lease term and discount rate)
Operating Leases
Operating lease right-of-use assets	$73

Operating lease liabilities, current	12
Operating lease liabilities, long-term	64
Total operating lease liabilities	$76

Finance Leases
Other assets	$136

Other current liabilities	8
Other non-current liabilities	54
Total finance lease liabilities	$62

Weighted-average Remaining Lease Term (years):
Finance leases	7.84
Operating leases	13
Weighted-average Discount Rate:
Finance leases	5.37%
Operating leases	3.64%

For the nine months ended September 30, 2019, supplemental cash flow information related to leases was as follows:

Nine Months Ended September 30, 2019
(Millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10
Operating cash flows from finance leases	$3
Financing cash flows from finance leases	$26

Right-of-use assets obtained in exchange for lease obligations:
Finance leases	$—
Operating leases	$1

As of September 30, 2019, maturities of lease liabilities were as follows:

	Finance Leases	Operating Leases
(Millions)
Year ending December 31,
October 1, 2019 - December 31, 2019	$1	$4
2020	10	14
2021	6	13
2022	2	10
2023	50	8
Thereafter	4	54
Total lease payments	73	103
Less: imputed interest	(11)	(27)
Total	$62	$76

Renewables has a sale-leaseback arrangement (as a seller-lessee) on a solar generation facility. The finance lease liability outstanding (including the current portion thereof) was $50 million and $52 million at September 30, 2019 and December 31, 2018, respectively. In 2013, Renewables sold the generation facility to a consortium of buyers (referred to as “Trusts”) and simultaneously entered into an agreement with the Trusts for the right to use the facility for up to 15 years with an early buyout option in year 10. The gain on the sale of the generation facility was deferred and is being amortized to depreciation expense over the 25-year life of the facility.
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
CMP and UI reserved for refunds for Complaints I, II and III consistent with the FERC’s March 3, 2015 decision in Complaint I. Refunds were provided to customers for Complaint I. The CMP and UI total reserve associated with Complaints II and III is $24 million and $7 million, respectively, as of September 30, 2019, which has not changed since December 31, 2018, except for the accrual of carrying costs. If adopted as final by the FERC, the impact of the initial decision by the FERC administrative law judge would be an additional aggregate reserve for Complaints II and III of $17 million, which is based upon currently available information for these proceedings.
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
On April 18, 2019, the NYDPS staff issued a report (the 2018 Staff Report) of the findings from their investigation. The 2018 Staff Report identifies 94 recommendations for corrective actions to be implemented in the utilities Emergency Response Plans (ERP). The report also identified potential violations by several of the utilities, including NYSEG and RG&E.
Also on April 18, 2019, the NYPSC issued an Order Instituting Proceeding and to Show Cause directed to all major electric utilities in New York, including NYSEG and RG&E. The order directs the utilities, including NYSEG and RG&E, to show cause why the NYPSC should not pursue civil penalties, and/or administrative penalties for the apparent failure to follow their respective ERPs as approved and mandated by the NYPSC. The NYPSC also directs the utilities, within 30 days, to address whether the NYPSC should mandate, reject or modify in whole or in part, the 94 recommendations contained in the 2018 Staff Report. On May 20, 2019, NYSEG and RG&E responded to the portion of the Order to Show Cause with respect to the recommendations contained in the 2018 Staff Report. The Commission granted the companies an extension until October 31, 2019 to respond to the portion of the Order to Show Cause with respect to why the Commission should not pursue a penalty action, and the companies have requested a further extension to November 8, 2019. The companies and NYDPS staff counsel are engaged in settlement discussions to avoid litigation including the potential payment by the companies of the statutorily provided $0.5 million penalty for each of the 24 alleged violations described by the Commission in the Order to Show Cause. We cannot predict the final outcome of this matter.
NYPSC Directs Counsel to Commence Judicial Enforcement Proceeding Against NYSEG
On April 18, 2019, the NYPSC issued an Order Directing Counsel to the Commission to commence a special proceeding or an action in New York State Supreme Court to stop and prevent ongoing future violations by NYSEG of NYPSC regulations and orders. As of the date hereof, a special proceeding or an action has not been commenced; however, the companies and the Commission’s counsel are engaged in settlement discussions as part of the March 2018 Wind Storm settlement discussions. We cannot predict the final outcome of this matter.
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
Class Actions Regarding LDC Gas Transportation Service on Algonquin Gas Transmission
Breiding et al. v. Eversource and Avangrid - Class Action. On November 16, 2017, a class action lawsuit was filed in the U.S. District Court for the District of Massachusetts on behalf of customers in New England against the Company and Eversource alleging that certain of their respective subsidiaries that take gas transportation service over the Algonquin Gas Transmission (AGT), which for AVANGRID would be its indirect subsidiaries SCG and CNG, engaged in pipeline capacity scheduling practices on AGT that resulted in artificially increased electricity prices in New England. These allegations were based on the conclusions of a whitepaper issued by the Environmental Defense Fund (EDF), an environmental advocacy organization, on October 10, 2017, purporting to analyze the relationship between the New England electricity market and the New England local gas distribution companies. The plaintiffs assert claims under federal antitrust law, state antitrust, unfair competition and consumer protection laws, and under the common law of unjust enrichment. They seek damages, disgorgement, restitution, injunctive relief, and attorney fees and costs. On February 27, 2018, the FERC released the results of a FERC staff inquiry into the pipeline capacity scheduling practices on the AGT. The inquiry arose out of the allegations made by the EDF in its whitepaper. The FERC announced that, based on an extensive review of public and non-public data, it had determined that the EDF study was flawed and led to incorrect conclusions. FERC also stated that the staff inquiry revealed no evidence of anticompetitive withholding of natural gas pipeline capacity on the AGT and that it would take no further action on the matter. On April 27, 2018, the Company filed a Motion to Dismiss all of the claims based on federal preemption and lack of any evidence of antitrust behavior, citing, among other reasons, the results of the FERC staff inquiry conclusion. The plaintiffs filed opposition to the motion to dismiss on May 25, 2018. On September 11, 2018, the District Court granted the Company’s Motion and dismissed all claims. On January 29, 2019, the plaintiffs filed a brief in support of appeal and on April 26, 2019, the Company and Eversource filed a joint brief in opposition. On May 17, 2019, the plaintiffs filed a reply to the opposition. On September 18, 2019, the First Circuit Court of Appeals affirmed the district court’s dismissal of the plaintiff’s claims. The plaintiffs filed a motion seeking en banc review on October 16, 2019. We cannot predict the outcome of this matter.
PNE Energy Supply LLC v. Eversource Energy and Avangrid, Inc. - Class Action. On August 10, 2018, PNE Energy Supply LLC, a competitive energy supplier located in New England that purchases electricity in the day-ahead and real time wholesale electric market, filed a civil antitrust action, on behalf of itself and those similarly situated, against the Company and Eversource alleging that their respective gas subsidiaries illegally manipulated the supply of pipeline capacity in the “secondary capacity market” in order to artificially inflate New England natural gas and electricity prices. These allegations were also based on the conclusions of the whitepaper issued by EDF. The plaintiff claims to represent entities who purchased electricity directly in the wholesale electricity market that it claims was targeted by the alleged anticompetitive conduct of Eversource and the Company. On September 28, 2018, the Company filed a Motion to Dismiss all of the claims based on federal preemption and lack of any evidence of antitrust behavior, citing, among other reasons, the results of the FERC staff inquiry and the dismissal of the related case, "Breiding et al. v. Eversource and Avangrid," by the same court in September. The plaintiffs filed opposition to the motion to dismiss on October 26, 2018 and the Company filed a reply on November 15, 2018. The district court heard oral arguments on the motion to dismiss on January 18, 2019. On April 26, 2019, the Company filed a brief in support of its motion to dismiss, and on June 7, 2019, the district court granted the Company’s Motion to Dismiss and dismissed all claims. On July 3, 2019, the plaintiffs filed notice of appeal in the U.S. Court of Appeals for the First Circuit and, on October 18, 2019, filed a brief in support of appeal. We cannot predict the outcome of this class action lawsuit.
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
From 2012 to 2016 the Yankee Companies filed three claims against the DOE (Phase I, II and III) for the years from 1995 to 2012 and received damage awards, which flow through the Yankee Companies to shareholders (including CMP and UI based percentage of ownership) to reduce retail customer charges. On May 22, 2017, the Yankee Companies filed their next case (Phase IV) in the Federal Court of Claims (Court), seeking damages for the period from January 1, 2013 through December 31, 2016 and submitted their claimed Phase IV damages to the DOE in late August 2017. The Court issued its decision on the Phase IV trial on February 21, 2019, awarding the Yankee Companies a combined $103 million (Connecticut Yankee $41 million, Maine Yankee $34 million and Yankee Atomic $28 million). The damage awards are returned to customers either through customer refunds or by reducing future costs. Refunds or reductions in costs are reflected in the Yankee Companies billings to shareholders, including CMP and UI. CMP and UI will receive their proportionate share of the awards that flow through based on percentage of ownership. On April 23, 2019, the notice of appeal period expired and the Phase IV trial award became final. The Government has paid the Yankee Companies the full amount of the damage award. We recorded a receivable of $8 million from the Yankee Companies related to this matter which will be returned to customers.
Guarantee Commitments to Third Parties
As of September 30, 2019, we had approximately $497 million of standby letters of credit, surety bonds, guarantees and indemnifications outstanding. These instruments provide financial assurance to the business and trading partners of AVANGRID and its subsidiaries in their normal course of business. The instruments only represent liabilities if AVANGRID or its subsidiaries fail to deliver on contractual obligations. We therefore believe it is unlikely that any material liabilities associated with these instruments will be incurred and, accordingly, as of September 30, 2019, neither we nor our subsidiaries have any liabilities recorded for these instruments.
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
We have recorded an estimated liability of $5 million related to ten of the twenty-five sites. We have paid remediation costs related to the remaining fifteen sites and do not expect to incur additional liabilities. Additionally, we have recorded an estimated liability of $8 million related to another eleven sites where we believe it is probable that we will incur remediation costs and/or monitoring costs, although we have not been notified that we are among the potentially responsible parties or that we are regulated under State Resource Conservation and Recovery Act programs. It is possible the ultimate cost to remediate these sites may be significantly more than the accrued amount. Our estimate for costs to remediate these sites ranges from $12 million to $21 million as of September 30, 2019. Factors affecting the estimated remediation amount include the remedial action plan selected, the extent of site contamination, and the allocation of the clean-up costs.
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
Our estimate for all costs related to investigation and remediation of the fifty-three sites ranges from $168 million to $423 million as of September 30, 2019. Our estimate could change materially based on facts and circumstances derived from site investigations, changes in required remedial actions, changes in technology relating to remedial alternatives and changes to current laws and regulations.
Certain of our Connecticut and Massachusetts regulated gas companies own or have previously owned properties where MGPs had historically operated. MGP operations have led to contamination of soil and groundwater with petroleum hydrocarbons, benzene and metals, among other things, at these properties, the regulation and cleanup of which is regulated by the federal Resource Conservation and Recovery Act as well as other federal and state statutes and regulations. Each of the companies has or had an ownership interest in one or more such properties contaminated as a result of MGP-related activities. Under the existing regulations, the cleanup of such sites requires state and at times, federal, regulators’ involvement and approval before cleanup can commence. In certain cases, such contamination has been evaluated, characterized and remediated. In other cases, the sites have been evaluated and characterized, but not yet remediated. Finally, at some of these sites, the scope of the contamination has not yet been fully characterized; no liability was recorded related to these sites as of September 30, 2019 and no amount of loss, if any, can be reasonably estimated at this time. In the past, the companies have received approval for the recovery of MGP-related remediation expenses from customers through rates and will seek recovery in rates for ongoing MGP-related remediation expenses for all of their MGP sites.
As of September 30, 2019 and December 31, 2018, the liability associated with our MGP sites in Connecticut, the remediation costs of which could be significant and will be subject to a review by PURA as to whether these costs are recoverable in rates, was $97 million and $99 million, respectively.
Our total recorded liability to investigate and perform remediation at all known inactive MGP sites discussed above and other sites was $353 million and $366 million as of September 30, 2019 and December 31, 2018, respectively. We recorded a corresponding regulatory asset, net of insurance recoveries and the amount collected from FirstEnergy, as described below, because we expect to recover the net costs in rates. Our environmental liability accruals are recorded on an undiscounted basis and are expected to be paid through the year 2055.
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
English Station
In January 2012, Evergreen Power, LLC (Evergreen Power) and Asnat Realty LLC (Asnat), then owners of a former generation site on the Mill River in New Haven (the English Station site) that UI sold to Quinnipiac Energy in 2000, filed a lawsuit in federal district court in Connecticut related to environmental remediation at the English Station Site. This proceeding was stayed in 2014 pending resolutions of other proceedings before the Connecticut Department of Energy and Environmental Protection (DEEP) concerning the English Station site. In December 2016, the court administratively closed the file without prejudice to reopen upon the filing of a motion to reopen by any party.
In December 2013, Evergreen Power and Asnat filed a subsequent lawsuit related to the English Station site. On April 16, 2018, the plaintiffs filed a revised complaint alleging fraud and unjust enrichment against UIL and UI and adding former UIL officers as named defendants alleging fraud. On February 21, 2019, the court granted our Motion to Strike with respect to all counts except for the count against UI for unjust enrichment. The counts stricken include all counts against the individual defendants as well as against UIL. The plaintiffs filed a motion to appeal the court's dismissal. We cannot predict the outcome of this matter.
On April 8, 2013, DEEP issued an administrative order addressed to UI, Evergreen Power, Asnat and others, ordering the parties to take certain actions related to investigating and remediating the English Station site. This proceeding was stayed while DEEP and UI continue to work through the remediation process pursuant to the consent order described below. Status reports are periodically filed with DEEP.
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

As of September 30, 2019 and December 31, 2018, the amount reserved for this matter was $16 million and $20 million, respectively. We cannot predict the outcome of this matter.
Note 11. Post-retirement and Similar Obligations
We made $36 million and $55 million of pension contributions for the three and nine months ended September 30, 2019, respectively. We expect to make additional contributions of $10 million for the remainder of 2019.
The components of net periodic benefit cost for pension benefits for the three and nine months ended September 30, 2019 and 2018, respectively, consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(Millions)
Service cost	$10	$11	$30	$33
Interest cost	33	32	98	96
Expected return on plan assets	(48)	(50)	(144)	(150)
Amortization of:
Prior service costs	—	—	(1)	1
Actuarial loss	28	38	85	113
Net Periodic Benefit Cost	$23	$31	$68	$93
The components of net periodic benefit cost for postretirement benefits for the three and nine months ended September 30, 2019 and 2018, respectively, consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(Millions)
Service cost	$1	$1	$2	$3
Interest cost	4	4	12	13
Expected return on plan assets	(1)	(2)	(5)	(6)
Amortization of:
Prior service costs	(3)	(2)	(7)	(6)
Actuarial loss	—	1	(1)	4
Net Periodic Benefit Cost	$1	$2	$1	$8

Note 12. Equity
As of September 30, 2019, our share capital consisted of 500,000,000 shares of common stock authorized, 309,752,140 shares issued and 309,005,272 shares outstanding, 81.5% of which are owned by Iberdrola, each having a par value of $0.01, for a total value of common stock of $3 million and additional paid in capital of $13,659 million. As of December 31, 2018, our share capital consisted of 500,000,000 shares of common stock authorized, 309,752,140 shares issued and 309,005,272 shares outstanding, 81.5% of which were owned by Iberdrola, each having a par value of $0.01, for a total value of common stock capital of $3 million and additional paid in capital of $13,657 million. We had 485,810 shares of common stock held in trust and no convertible preferred shares outstanding as of both September 30, 2019 and December 31, 2018. During the three months ended September 30, 2019 and 2018, we issued no shares of common stock and released no shares of common stock held in trust. During the nine months ended September 30, 2019 we issued no shares of common stock and released no shares of common stock held in trust. During the nine months ended September 30, 2018, we issued 81,208 shares of common stock each having a par value of $0.01 and released no shares of common stock held in trust common stock.
We maintain a repurchase agreement with J.P. Morgan Securities, LLC. (JPM), pursuant to which JPM will, from time to time, acquire, on behalf of AVANGRID, shares of common stock of AVANGRID. The purpose of the stock repurchase program is to allow AVANGRID to maintain the relative ownership percentage by Iberdrola at 81.5%. The stock repurchase program may be suspended or discontinued at any time upon notice. Out of a total of 261,058 treasury shares of common stock of AVANGRID as of September 30, 2019, 115,831 shares were repurchased during 2016, 64,019 shares were repurchased during 2017 and 81,208 shares were repurchased during 2018, all in the open market. The total cost of all repurchases, including commissions, was $12 million as of September 30, 2019.

Accumulated Other Comprehensive Loss
Accumulated Other Comprehensive Loss for the three and nine months ended September 30, 2019 and 2018, respectively, consisted of:

	As of June 30,	Adoption of new accounting	Three Months Ended September 30,	As of September 30,	As of June 30,	Adoption of new accounting	Three Months Ended September 30,	As of September 30,
	2019	standard	2019	2019	2018	standard	2018	2018
(Millions)
Change in revaluation of defined benefit plans	$(13)	$—	$—	$(13)	$(13)	$—	$—	$(13)
Loss on nonqualified pension plans	(7)	—	—	(7)	(7)	—	—	(7)
Unrealized gain during period on derivatives qualifying as cash flow hedges, net of income tax expense of $2.5 for 2019 and $1.5 for 2018	(18)	—	5	(13)	25	—	5	30
Reclassification to net income of losses on cash flow hedges, net of income tax expense of $1.2 for 2019 and $0.4 for 2018(a)	(71)	—	5	(66)	(66)	—	1	(65)
Gain on derivatives qualifying as cash flow hedges	(89)	—	10	(79)	(41)	—	6	(35)
Accumulated Other Comprehensive (Loss) Income	$(109)	$—	$10	$(99)	$(61)	$—	$6	$(55)

	As of December 31,	Adoption of new accounting	Nine Months Ended September 30,	As of September 30,	As of December 31,	Adoption of new accounting	Nine Months Ended September 30,	As of September 30,
	2018	standard	2019	2019	2017	standard	2018	2018
(Millions)
Change in revaluation of defined benefit plans, net of income tax expense of $0.2 for 2018	$(11)	$(2)	$—	$(13)	$(14)	$—	$1	$(13)
Loss on nonqualified pension plans	(6)	—	(1)	(7)	(6)	(1)	—	(7)
Unrealized loss during period on derivatives qualifying as cash flow hedges, net of income tax benefit of $(7.9) for 2019	9	—	(22)	(13)	30	—	—	30
Reclassification to net income of losses (gains) on cash flow hedges, net of income tax expense (benefit) of $2.1 for 2019 and $(6.8) for 2018(a)	(64)	(10)	8	(66)	(56)	—	(9)	(65)
Loss on derivatives qualifying as cash flow hedges	(55)	(10)	(14)	(79)	(26)	—	(9)	(35)
Accumulated Other Comprehensive Loss	$(72)	$(12)	$(15)	$(99)	$(46)	$(1)	$(8)	$(55)
________________________
(a)Reclassification is reflected in the operating expenses line item in the condensed consolidated statements of income.

Note 13. Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to AVANGRID by the weighted-average number of shares of our common stock outstanding. During the three and nine months ended September 30, 2019 and 2018, while we did have securities that were dilutive, these securities did not result in a change in our earnings per share calculation for the three and nine months ended September 30, 2019 and 2018.
The calculations of basic and diluted earnings per share attributable to AVANGRID, for the three and nine months ended September 30, 2019 and 2018, respectively, consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(Millions, except for number of shares and per share data)
Numerator:
Net income attributable to AVANGRID	$150	$125	$477	$476
Denominator:
Weighted average number of shares outstanding - basic	309,491,082	309,491,082	309,491,082	309,507,443
Weighted average number of shares outstanding - diluted	309,517,778	309,689,890	309,512,301	309,705,788
Earnings per share attributable to AVANGRID
Earnings Per Common Share, Basic	$0.48	$0.40	$1.54	$1.54
Earnings Per Common Share, Diluted	$0.48	$0.40	$1.54	$1.54

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
The chief operating decision maker evaluates segment performance based on segment adjusted net income defined as net income adjusted to exclude restructuring charges, mark-to-market earnings from changes in the fair value of derivative instruments, loss from held for sale measurement, accelerated depreciation derived from repowering of wind farms, income from release of collateral, impact of the Tax Act and adjustments for the non-core Gas storage business.
Products and services are sold between reportable segments and affiliate companies at cost. Segment income, expense and assets presented in the accompanying tables include all intercompany transactions that are eliminated in the condensed consolidated financial statements.

Segment information as of and for the three and nine months ended September 30, 2019, consisted of:

Three Months Ended September 30, 2019	Networks	Renewables	Other (a)	AVANGRID Consolidated
(Millions)
Revenue - external	$1,139	$347	$1	$1,487
Revenue - intersegment	1	—	(1)	—
Depreciation and amortization	138	98	1	237
Operating income	182	53	4	239
Earnings (losses) from equity method investments	3	(4)	—	(1)
Interest expense, net of capitalization	66	(1)	7	72
Income tax expense	28	2	3	33
Adjusted net income	$89	$46	$(12)	$123
Included in revenue-external for the three months ended September 30, 2019, are: $952 million from regulated electric operations, $186 million from regulated gas operations and $0 from other operations of Networks; $347 million primarily from renewable energy generation of Renewables.

Nine Months Ended September 30, 2019	Networks	Renewables	Other (a)	AVANGRID Consolidated
(Millions)
Revenue - external	$3,831	$896	$2	$4,729
Revenue - intersegment	6	—	(6)	—
Depreciation and amortization	407	273	1	681
Operating income	668	115	4	787
Earnings (losses) from equity method investments	8	(7)	—	1
Interest expense, net of capitalization	201	6	19	226
Income tax expense (benefit)	117	(15)	1	103
Adjusted net income	355	115	(28)	442
Capital expenditures	1,086	959	—	2,045
As of September 30, 2019
Property, plant and equipment	15,372	9,371	7	24,750
Equity method investments	139	377	—	516
Total assets	$22,683	$12,012	$(1,148)	$33,547
   _________________________
(a) Includes Corporate, Gas and intersegment eliminations.
Included in revenue-external for the nine months ended September 30, 2019, are: $2,752 million from regulated electric operations, $1,076 million from regulated gas operations and $2 million from other operations of Networks; $896 million primarily from renewable energy generation of Renewables.
Segment information for the three and nine months ended September 30, 2018, consisted of:

Three Months Ended September 30, 2018	Networks	Renewables	Other (a)	AVANGRID Consolidated
(Millions)
Revenue - external	$1,232	$315	$(1)	$1,546
Revenue - intersegment	(4)	—	4	—
Loss from assets held for sale	—	—	1	1
Depreciation and amortization	128	98	—	226
Operating income (loss)	207	40	6	253
Earnings (losses) from equity method investments	4	(3)	—	1
Interest expense, net of capitalization	64	13	(2)	75
Income tax expense (benefit)	31	2	(4)	29
Adjusted net income	$96	$33	$10	$139

Included in revenue-external for the three months ended September 30, 2018, are: $1,038 million from regulated electric operations, $188 million from regulated gas operations and $6 million from other operations of Networks; $315 million primarily from renewable energy generation of Renewables.

Nine Months Ended September 30, 2018	Networks	Renewables	Other (a)	AVANGRID Consolidated
(Millions)
Revenue - external	$3,884	$894	$35	$4,813
Revenue - intersegment	1	2	(3)	—
Loss from assets held for sale	—	—	16	16
Depreciation and amortization	374	270	—	644
Operating income (loss)	734	139	5	878
Earnings (losses) from equity method investments	10	(2)	—	8
Interest expense, net of capitalization	189	28	2	219
Income tax expense (benefit)	118	(30)	40	128
Adjusted net income	376	147	(13)	511
Capital expenditures	873	300	—	1,173
As of December 31, 2018
Property, plant and equipment	14,754	8,697	8	23,459
Equity method investments	142	224	—	366
Total assets	$22,239	$10,703	$(775)	$32,167
  _________________________
(a) Includes Corporate, Gas and intersegment eliminations.
Included in revenue-external for the nine months ended September 30, 2018, are: $2,857 million from regulated electric operations, $1,030 million from regulated gas operations and $(3) million from other operations of Networks; $894 million primarily from renewable energy generation of Renewables.
Reconciliation of Adjusted Net Income to Net Income attributable to AVANGRID for the three and nine months ended September 30, 2019 and 2018, respectively, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(Millions)
Adjusted Net Income Attributable to Avangrid, Inc.	$123	$139	$442	$511
Adjustments:
Loss from assets held for sale (1)	—	(1)	—	(16)
Mark-to-market earnings - Renewables (2)	42	(10)	66	(9)
Restructuring charges (3)	(2)	(1)	(4)	(2)
Accelerated depreciation from repowering (4)	(5)	—	(15)	—
Income from release of collateral - Renewables (5)	—	(7)	—	—
Impact of the Tax Act (6)	—	—	—	(7)
Income tax impact of adjustments	(9)	5	(12)	(11)
Gas Storage, net of tax (7)	—	—	—	10
Net Income Attributable to Avangrid, Inc.	$150	$125	$477	$476

(1)	Represents loss from measurement of assets and liabilities held for sale in connection with the committed plan to sell the gas trading and storage businesses.

(2)	Mark-to-market earnings relates to earnings impacts from changes in the fair value of Renewables' derivative instruments associated with electricity and natural gas.

(3)
Restructuring and severance related charges relate to costs resulted from restructuring actions involving initial targeted voluntary workforce reductions and related costs in our plan to vacate a lease, predominantly within the Networks segment and costs to implement an initiative to mitigate costs and achieve sustainable growth.

(4)	Represents the amount of accelerated depreciation derived from repowering of wind farms in Renewables.

(5)	Relates to cash collateral released in excess of outstanding receivables from a bankruptcy proceeding with a Renewables customer regarding two power purchase agreements.

(6)	Represents the impact from measurement of deferred income tax balances as a result of the Tax Act enacted by the U.S. federal government on December 22, 2017.

(7)	Removal of the impact from Gas activity in the reconciliation to the AVANGRID Net Income.
Note 15. Related Party Transactions
We engage in related party transactions that are generally billed at cost and in accordance with applicable state and federal commission regulations.
Related party transactions for the three and nine months ended September 30, 2019 and 2018, respectively, consisted of:

Three Months Ended September 30,	2019		2018
(Millions)	Sales To	Purchases From	Sales To	Purchases From
Iberdrola Renovables Energía, S.L.	$—	$(1)	$—	$(3)
Iberdrola, S.A.	$—	$(8)	$—	$(10)
Other	$4	$(2)	$3	$(2)

Nine Months Ended September 30,	2019		2018
(Millions)	Sales To	Purchases From	Sales To	Purchases From
Iberdrola Canada Energy Services, Ltd	$—	$—	$—	$(4)
Iberdrola Renovables Energía, S.L.	$—	$(10)	$—	$(10)
Iberdrola, S.A.	$—	$(28)	$—	$(36)
Iberdrola Energia Monterrey, S.A. de C.V.	$—	$—	$3	$—
Other	$12	$(4)	$4	$(3)
In addition to the statements of income items above, we made purchases of turbines for wind farms from Siemens-Gamesa, in which Iberdrola has an 8.1% ownership. The amounts capitalized for these transactions were $11 million and $6 million for the periods ended September 30, 2019 and December 31, 2018, respectively.
Related party balances as of September 30, 2019 and December 31, 2018, respectively, consisted of:

As of	September 30, 2019		December 31, 2018
(Millions)	Owed By	Owed To	Owed By	Owed To
Siemens-Gamesa	$—	$(12)	$—	$(14)
Iberdrola, S.A.	$—	$(28)	$1	$(40)
Iberdrola Renovables Energía, S.L.	$4	$(14)	$4	$—
Other	$10	$(4)	$1	$(4)

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
Transactions with Iberdrola Canada Energy Services (ICES) predominantly relate to the purchase of gas for ARHI’s gas-fired cogeneration facility in Klamath, Oregon. There are no notes payable amounts owed to ICES of as of September 30, 2019 and December 31, 2018.
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
Networks holds an approximate 20% ownership interest in the regulated New York TransCo, LLC (New York TransCo). Through New York TransCo, Networks has formed a partnership with Central Hudson Gas and Electric Corporation, Consolidated Edison, Inc., National Grid, plc and Orange and Rockland Utilities, Inc. to develop a portfolio of interconnected transmission lines and substations to fulfill the objectives of the New York energy highway initiative, which is a proposal to install up to 3,200 MW of new electric generation and transmission capacity in order to deliver more power generated from upstate New York power plants to downstate New York. On April 8, 2019, New York Transco was selected as the developer for Segment B of the AC Transmission Public Policy Project by the NYISO. The selected project, New York Energy Solution (NYES), replaces nearly 80-year old transmission assets located in the upper to mid-Hudson Valley with streamlined, modernized technology, to enable surplus clean energy resources in upstate New York and help achieve the State’s energy goals. The total project cost is $600 million. NYSEG’s contribution as 20% co-owner is $120 million. As of both September 30, 2019 and December 31, 2018, the amount receivable from New York TransCo was $1 million.
We hold a 50% ownership in Vineyard Wind, LLC (Vineyard Wind), a joint venture with Copenhagen Infrastructure Partners. Vineyard Wind acquired an easement from the U.S. Bureau of Ocean Energy Management containing rights to develop offshore wind generation in a 260 square mile area located southeast of Martha’s Vineyard. The area subject to easement has the capacity for siting up to approximately 3,000 MW. In May 2018, Vineyard Wind was selected by the Massachusetts Electric Distribution Companies (EDCs) to construct and operate Vineyard Wind’s proposed 800 MW wind farm and electricity transmission project pursuant to the Massachusetts Green Communities Act Section 83C RFP for offshore wind energy projects. Under the provisions of the LLC agreement, Renewables has contributed $99 million to Vineyard Wind. We expect to provide additional capital contributions. The amount receivable from Vineyard was $8 million and $0 as of September 30, 2019 and December 31, 2018, respectively.
Renewables, through its joint venture in Vineyard Wind, was awarded a second Massachusetts offshore easement. During 2019, contributions were made to a new offshore development project of $103 million to enter into the easement contract.
AVANGRID manages its overall liquidity position as part of the Iberdrola Group and is a party to a liquidity agreement with a financial institution, along with certain members of the Iberdrola Group. Cash surpluses remaining after meeting the liquidity requirements of AVANGRID and its subsidiaries may be deposited at the financial institution. Deposits, or credit balances, serve as collateral against the debit balances of other parties to the liquidity agreement. The balance at both September 30, 2019 and December 31, 2018, was zero.
AVANGRID has a credit facility with Iberdrola Financiacion, S.A.U., a company of the Iberdrola Group. The facility has a limit of $500 million and matures on June 18, 2023. AVANGRID pays a facility fee of 10.5 basis points annually on the facility. As of September 30, 2019 and December 31, 2018, there was no outstanding amount under this credit facility.
Note 16. Other Financial Statement Items
Assets held for sale
On September 13, 2019, Renewables reached an agreement to transfer 50% ownership in one Arizona wind farm and one Arizona solar project involving total consideration of $112 million, excluding closing costs. The transaction, which is subject to the satisfaction of customary closing conditions, including FERC approval, is expected to be completed during the fourth quarter of 2019. As of September 30, 2019, the carrying value of the facilities primarily consisted of $82 million of assets held for sale included in "property, plant and equipment" on our condensed consolidated balance sheet.
In connection with the sale of our gas trading and storage businesses, we recorded a loss from held for sale measurement of $1 million and $16 million, respectively, for the three and nine months ended September 30, 2018, which is included in “Loss from assets held for sale” in our condensed consolidated statements of income.
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
We establish provisions for uncollectible accounts for DPAs by using both historical average loss percentages to project future losses and by establishing specific provisions for known credit issues. Amounts are written off when reasonable collection efforts have been exhausted. DPA receivable balances were $71 million and $62 million at September 30, 2019 and December 31, 2018, respectively. The allowance for doubtful accounts for DPAs at September 30, 2019 and December 31, 2018, was $35 million and $32 million, respectively. Furthermore, the provision for bad debts associated with the DPAs for the three and nine months ended September 30, 2019 and 2018 was $1 million and $3 million, respectively.

Prepayments and other current assets
Included in prepayments and other current assets are $185 million and $137 million of prepaid other taxes as of September 30, 2019 and December 31, 2018, respectively.
Property, plant and equipment and intangible assets
The accumulated depreciation and amortization as of September 30, 2019 and December 31, 2018, respectively, were as follows:

	September 30,	December 31,
As of	2019	2018
(Millions)
Property, plant and equipment
Accumulated depreciation	$8,886	$8,359
Intangible assets
Accumulated amortization	$302	$291

Note 17. Income Tax Expense
The effective tax rates, inclusive of federal and state income tax, for the three and nine months ended September 30, 2019, were 19.2% and 18.3%, respectively. The effective tax rate for the three months ended September 30, 2019 is below the federal statutory tax rate of 21%, primarily due to the recognition of production tax credits associated with wind production, offset by unfavorable discrete tax adjustments. The effective tax rate for the nine months ended September 30, 2019 is below the federal statutory tax rate of 21%, primarily due to the recognition of production tax credits associated with wind production and favorable discrete tax adjustments.
The effective tax rates, inclusive of federal and state income tax, for the three and nine months ended September 30, 2018, were 17.8% and 21.0%, respectively. The effective tax rate for the three months ended September 30, 2018 is below the federal statutory tax rate of 21%, primarily due to discrete tax adjustments recorded during the period, offset by the recognition of production tax credits associated with wind production. The effective tax rate for the nine months ended September 30, 2018 is in line with the federal statutory tax rate of 21% primarily due to the recognition of additional income tax expense of $22.1 million resulting from the disposal of the Gas business, in addition to other discrete tax adjustments recorded during the period, which were partially offset by the recognition of production tax credits associated with wind production.
Note 18. Stock-Based Compensation Expense
The 2016 Avangrid, Inc. Omnibus Incentive Plan includes performance stock units (PSUs) and restricted stock units. In March and June 2019, 3,881 additional PSUs were granted to certain officers and employees of AVANGRID. The PSUs will vest upon achievement of certain performance- and market-based metrics related to the 2016 through 2019 plan and will be payable in three equal installments in 2020, 2021 and 2022. The fair value on the grant date was determined based on $31.80 per share.
The total stock-based compensation expense, which is included in "Operations and maintenance" in our condensed consolidated statements of income, for both the three and nine months ended September 30, 2019 was $0 and $2 million, respectively, and for the three and nine months ended September 30, 2018 was $1 million.
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
On June 28, 2019, we acquired Patriot Wind Farm LLC and associated entities (Patriot) which have constructed a 226 MW wind farm in Nueces County, Texas for a total purchase price of $317 million. The wind farm constitutes substantially all of the value of the consideration paid to the seller; therefore, the purchase was accounted for as an asset acquisition. We allocated the purchase price to property, plant and equipment of $344 million, derivative liabilities of $26 million and other liabilities of $1 million. In conjunction with the purchase, we entered into a TEF with a third-party investor at a sale price of $128 million.

The assets and liabilities of the VIEs totaled approximately $1,172 million and $44 million, respectively, at September 30, 2019. As of December 31, 2018, the assets and liabilities of VIEs totaled approximately $876 million and $50 million, respectively. At September 30, 2019 and December 31, 2018, the assets and liabilities of the VIEs consisted primarily of property, plant and equipment and equity method investments. At September 30, 2019 and December 31, 2018, equity method investments of VIEs were approximately $96 million and $101 million, respectively.
At September 30, 2019, we consider Aeolus Wind Power II LLC (Aeolus), El Cabo Wind, LLC and Patriot to be VIEs.
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
On September 30, 2019, Renewables contributed $50 million to Aeolus, including $31 million to third party investors, to accelerate the third party investors recovering their investment and achieving their cumulative after-tax return.
Our Aeolus, El Cabo and Patriot interests are not subject to any rights of investors that may restrict our ability to access or use the assets or to settle any existing liabilities associated with the interests.
Note 20. Restructuring and Severance Related Expenses
In 2017, we announced initial targeted voluntary workforce reductions predominantly within the Networks segment. Those actions primarily include: reducing our workforce through voluntary programs in various areas to better align our people resources with business demands and priorities; reorganizing our human resources function to substantially consolidate in Connecticut, as well as related costs to vacate a lease and relocate employees; and reducing our information technology (IT) workforce to make increasing use of external services for operations, support and development of systems. In 2019, we also announced changes across the Company aimed to mitigate costs and deliver sustainable growth, including among others, outsourcing and insourcing of certain areas of the Company and technology initiatives that help improve efficiency and reduce costs. Those decisions and transactions resulted in restructuring charges of $1 million and $3 million recorded for the three and nine months ended September 30, 2019, respectively, and restructuring charges of $1 million and $2 million recorded for the three and nine months ended September 30, 2018, respectively, which are included in "Operations and maintenance" in our condensed consolidated statements of income. The remaining costs for severance agreements are being accrued ratably over the remaining service periods, which span intermittent periods through December 2019. As of September 30, 2019, our severance and lease restructuring charges reserves, which are recorded in "Other current liabilities" and "Other liabilities" on our condensed consolidated balance sheets, consisted of:

Nine Months Ended September 30, 2019
(Millions)
Beginning Balance	$4
Restructuring and severance related expenses	3
Payments	(3)
Ending Balance	$4

Note 21. Subsequent Event
On May 1, 2018, ARHI closed a transaction to sell our gas storage business to Amphora Gas Storage USA, LLC. On October 30, 2019, ARHI received notice of a claim for indemnification from Amphora Gas Storage USA, LLC under the purchase agreement with respect to such sale in the amount of approximately $20 million related to, among other things, certain alleged violations of occupational, health and safety requirements, the condition and sufficiency of assets and a third party intellectual property infringement claim. Pursuant to the terms of the purchase agreement, the aggregate amount for which ARHI may be responsible to indemnify Amphora Gas Storage USA, LLC for all claims arising under the purchase agreement, other than those related to certain fundamental representations, tax matters and claims involving fraud, shall not exceed 15% of the purchase price, or approximately $10 million. We cannot predict the outcome of this matter.

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
Overview
AVANGRID is a leading sustainable energy company with approximately $34 billion in assets and operations in 24 states. AVANGRID has two primary lines of business - Avangrid Networks and Avangrid Renewables. Avangrid Networks owns eight electric and natural gas utilities, serving approximately 3.3 million customers in New York and New England. Avangrid Renewables owns and operates 8.0 gigawatts of electricity capacity, primarily through wind power, with a presence in 22 states across the United States. AVANGRID supports the achievement of the Sustainable Development Goals approved by the member states of the United Nations, and was named among the World’s Most Ethical companies in 2019 by the Ethisphere Institute. AVANGRID employs approximately 6,500 people. Iberdrola S.A., a corporation (sociedad anónima) organized under the laws of the Kingdom of Spain, a worldwide leader in the energy industry, directly owns 81.5% of outstanding shares of AVANGRID common stock. AVANGRID's primary business is ownership of its operating businesses, which are described below.
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
Through Networks, we own electric generation, transmission and distribution companies and natural gas distribution, transportation and sales companies in New York, Maine, Connecticut and Massachusetts, delivering electricity to approximately 2.3 million electric utility customers and delivering natural gas to approximately 1.0 million natural gas public utility customers as of September 30, 2019.
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
Through Renewables, we had a combined wind, solar and thermal installed capacity of 7,995 megawatts, or MW, as of September 30, 2019, including Renewables’ share of joint projects, of which 7,203 MW was installed wind capacity. As of September 30, 2019, approximately 68% of the capacity was contracted for an average period of 9.7 years, and 13% of installed capacity was hedged. Being among the top three largest wind operators in the United States based on installed capacity as of September 30, 2019, Renewables strives to lead the transformation of the U.S. energy industry to a sustainable, competitive, clean energy future. Renewables currently operates 59 wind farms in 21 states across the United States.

Summary of Results of Operations
Our operating revenues decreased by 4%, from $1,546 million for the three months ended September 30, 2018 to $1,487 million for the three months ended September 30, 2019.
Networks business revenues decreased mainly due to decreased purchased power and gas driven by lower commodity prices and volumes in the period. Renewables had an increase in revenues mainly due to an increase in wind generation along with favorable mark to market, or MtM, changes on energy derivative transactions entered into for economic hedging purposes in the period.
Net income attributable to AVANGRID increased by 20% from $125 million for the three months ended September 30, 2018 to $150 million for the three months ended September 30, 2019, primarily due to increased revenue from Renewables business in the period.
Adjusted net income (a non-GAAP financial measure) decreased by 11% from $139 million for the three months ended September 30, 2018 to $123 million for the three months ended September 30, 2019. The decrease is primarily due to a $7 million decrease in Networks driven by increased non-deferrable outage restoration and pre-staging costs and a $22 million decrease in Corporate mainly driven by higher interest expense, offset by a $14 million increase in Renewables driven mainly by wind generation output increase and a gain from the sale of assets and associated change in control during the period.
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
NYSEG and RG&E rate cases
On May 20, 2019, NYSEG and RG&E filed rate cases with the New York State Department of Public Service, or NYDPS, for new tariffs. The effective date of new tariffs, assuming an approximately 11-month suspension period, will be April 20, 2020. The proposed rates facilitate the companies’ transition to a cleaner energy future while allowing for important initiatives such as vegetation management, hardening/resiliency and emergency preparedness. The companies are requesting delivery revenues to be based on a 9.50% ROE and 50% equity ratio. The below table provides a summary of the proposed delivery rate increases, delivery revenue percentages and total revenue percentages for all four businesses in the initial filing:

	Requested Revenue Increase	Delivery Revenue	Total Revenue
Utility	(Millions)%		%
NYSEG Electric	$156.7	20.4%	10.4%
NYSEG Gas	$6.3	3.0%	1.4%
RG&E Electric	$31.7	7.0%	4.1%
RG&E Gas	$5.8	3.3%	1.4%
NYPSC staff and other parties filed responsive testimony on September 15, 2019. NYPSC staff is recommending an 8.2% ROE and 48% equity. NYPSC staff recommended the following rate increases/decreases: NYSEG electric a rate increase of $76.7 million, NYSEG Gas a rate decrease of $15.9 million, RG&E Electric a rate increase of $0.7 million and RG&E Gas a rate decrease of $22.5 million. NYPSC Staff is also recommending NYSEG credit the environmental reserve by $31.1 million due to the legal rulings in 2017 and 2018 that denied insurance claims against OneBeacon and Century Indemnity in an insurance lawsuit. The companies entered into settlement discussion with the staff and other parties in October 2019. We cannot predict the outcome of this matter.
CMP rate case
On January 14, 2019, the Maine Public Utility Commission, or the MPUC, issued an Order and Notice of Investigation initiating an investigation of CMP’s metering and billing practices and initiating a separate investigation of the audit of CMP’s customer service and communication practices and incorporating such investigation into the general rate case. On February 22, 2019, the MPUC issued the MPUC staff Bench Analysis, or BA, on all revenue requirement issues in this case, including customer service issues. The BA includes, among other things, a proposal to reduce CMP’s existing distribution rates by $2.0 - $3.6 million, inclusive of one-time items from July 2018, and implement a management efficiency adjustment as part of the rate setting process to reduce the MPUC staff recommended "unadjusted" ROE of 9.35% by 75 to 100 basis points. On April 12, 2019, CMP filed rebuttal testimony to the Bench Analysis and intervenor testimony. On June 17, 2019, the MPUC Staff issued its Reply Bench Analysis in response to CMP’s rebuttal testimony, which includes a reduction of the "unadjusted" ROE recommendation to 8.75% based on current market conditions, maintains the proposed management efficiency adjustment of 75 to 100 basis points and proposes to maintain the current cap of $31.4 million on the shared service costs provided to CMP until a management audit on the cost effectiveness of such services is completed. The Maine Office of Public Advocate, OPA, for utility issues filed a motion to delay CMP's rate order decision to allow incorporation of the results of the separate metering and billing investigation. CMP did not oppose this motion. Initial briefs and reply briefs on revenue requirement issues were filed by CMP and the OPA in September 2019. A hearing on rate design issues was held on October 2, 2019. Initial briefs on rate design issues were filed on October 24, 2019 with reply briefs due on November 1, 2019. A final decision on all issues in this proceeding will follow the conclusion of the MPUC’s investigation into CMP’s billing, metering and customer service practices which is expected by the end of the year. We cannot predict the outcome of this matter.
CMP Metering and Billing Investigation
In 2018, the MPUC had an independent auditor conduct an audit of CMP's billing system and issue a report, which was made public in December 2018. On January 14, 2019, the MPUC issued an Order and Notice of Investigation initiating an investigation of CMP’s metering and billing practices. On September 3, 2019, the MPUC issued its Bench Analysis in the Metering and Billing Investigation and supported the findings of the independent audit. On September 7, the OPA issued testimony and findings from a separate audit firm which agreed with certain portions of the independent audit and also stated that continuing problems still persist in CMP’s billing system. CMP provided rebuttal testimony on October 16, 2019, and hearings are scheduled for November 2019. The MPUC is scheduled to decide this matter on December 20, 2019. We cannot predict the outcome of this matter.
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
On April 18, 2019, the NYDPS staff issued a report (the 2018 Staff Report) of the findings from their investigation. The 2018 Staff Report identifies 94 recommendations for corrective actions to be implemented in the utilities Emergency Response Plans, or ERPs. The report also identified potential violations by several of the utilities, including NYSEG and RG&E.
Also on April 18, 2019, the NYPSC issued an Order Instituting Proceeding and to Show Cause directed to all major electric utilities in New York, including NYSEG and RG&E. The order directs the utilities, including NYSEG and RG&E, to show cause why the NYPSC should not pursue civil and/or administrative penalties for the apparent failure to follow their respective ERPs as approved and mandated by the NYPSC. The NYPSC also directs the utilities, within 30 days, to address whether the NYPSC should mandate, reject or modify in whole or in part, the 94 recommendations contained in the 2018 Staff Report. On May 20, 2019, NYSEG and RG&E responded to the portion of the Order to Show Cause with respect to the recommendations contained in the 2018 Staff Report. The Commission granted the companies an extension until October 31, 2019 to respond to the portion of the Order to Show Cause with respect to why the Commission should not pursue a penalty action, and the companies have requested a further extension to November 8, 2019. The companies and NYDPS staff counsel are engaged in settlement discussions to avoid litigation including the potential payment by the companies of the statutorily provided $0.5 million penalty for each of the 24 alleged violations described by the Commission in the Order to Show Cause. We cannot predict the final outcome of this matter.
NYPSC directs Counsel to commence Judicial Enforcement Proceeding against NYSEG
On April 18, 2019, the NYPSC issued an Order Directing Counsel to the Commission to commence a special proceeding or an action in New York State Supreme Court to stop and prevent ongoing future violations by NYSEG of NYPSC regulations and orders. As of the date hereof, a special proceeding or an action has not been commenced; however, the companies and the Commission’s counsel are engaged in settlement discussions as part of the March 2018 Wind Storm settlement discussions. We cannot predict the final outcome of this matter.
Power Tax Audits
Previously, CMP, NYSEG and RG&E implemented Power Tax software to track and measure their respective deferred tax amounts. In connection with this change, we identified historical updates needed with deferred taxes recognized by CMP, NYSEG and RG&E and increased our deferred tax liabilities, with a corresponding increase to regulatory assets, to reflect the updated amounts calculated by the Power Tax software. Since 2015, the NYPSC and MPUC accepted certain adjustments to deferred taxes and associated regulatory assets for this item in recent distribution rate cases, resulting in regulatory asset balances of approximately $154 million and $157 million, respectively, for this item at September 30, 2019 and December 31, 2018.
In 2017, audits of the power tax regulatory assets were commenced by the NYPSC and MPUC. On January 11, 2018, the NYPSC issued an order opening an operations audit on NYSEG and RG&E and certain other New York utilities regarding tax accounting. The NYPSC audit report is expected to be completed during 2019. In January 2018, the MPUC published the Power Tax audit report with respect to CMP, which indicated the auditor was unable to verify the asset “acquisition value” used to calculate the Power Tax regulatory asset. The audit report requires that CMP must provide support for the beginning balance of the regulatory assets or it will be unable to recover the value of the assets, which is approximately $11 million, excluding carrying costs. CMP responded to the audit report in its rate case filing by providing additional acquisition value support and, therefore, requested full recovery of the Power Tax regulatory asset. MPUC staff expressed concerns about the value CMP has attributed to this issue. The MPUC also had an outside firm conduct an audit of CMP's filing and acquisition values, and the auditor found CMP's information was reasonable. In September 2019, CMP filed a report in response to the audit report and addressed MPUC staff concerns. We cannot predict the outcome of this matter.
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
From 2012 to 2016 the Yankee Companies filed three claims against the DOE (Phase I, II and III) for the years from 1995 to 2012 and received damage awards, which flow through the Yankee Companies to shareholders (including CMP and UI based percentage of ownership) to reduce retail customer charges. On May 22, 2017, the Yankee Companies filed their next case (Phase IV) in the Federal Court of Claims, or Court, seeking damages for the period from January 1, 2013 through December 31, 2016 and submitted their claimed Phase IV damages to the DOE in late August 2017. The Court issued its decision on the Phase IV trial on February 21, 2019, awarding the Yankee Companies a combined $103 million (Connecticut Yankee $41 million, Maine Yankee $34 million and Yankee Atomic $28 million). The damage awards are returned to customers either through customer refunds or by reducing future costs. Refunds or reductions in costs are reflected in the Yankee Companies billings to shareholders, including CMP and UI. CMP and UI will receive their proportionate share of the awards that flow through based on percentage of ownership. On April 23, 2019, the notice of appeal period expired and the Phase IV trial award became final. The Government has paid the Yankee Companies the full amount of the damage award. We recorded a receivable $8 million from the Yankee Companies related to this matter which will be returned to customers.

Results of Operations
The following tables set forth financial information by segment for each of the periods indicated.

	Three Months Ended				Three Months Ended
	September 30, 2019				September 30, 2018
	Total	Networks	Renewables	Other(1)	Total	Networks	Renewables	Other(1)
	(in millions)
Operating Revenues	$1,487	$1,140	$347	$—	$1,546	$1,228	$315	$3
Operating Expenses
Purchased power, natural gas and fuel used	279	209	70	—	342	277	65	—
Loss from assets held for sale	—	—	—	—	1	—	—	1
Operations and maintenance	588	482	111	(5)	574	486	92	(4)
Depreciation and amortization	237	138	98	1	226	128	98	—
Taxes other than income taxes	144	129	15	—	150	130	20	—
Total Operating Expenses	1,248	958	294	(4)	1,293	1,021	275	(3)
Operating Income	239	182	53	4	253	207	40	6
Other Income (Expense)
Other income (expense)	6	(3)	15	(6)	(16)	(19)	6	(3)
(Losses) earnings from equity method investments	(1)	3	(4)	—	1	4	(3)	—
Interest expense, net of capitalization	(72)	(66)	1	(7)	(75)	(64)	(13)	2
Income (Loss) Before Income Tax	172	116	65	(9)	163	128	30	5
Income tax expense (benefit)	33	28	2	3	29	31	2	(4)
Net Income (Loss)	139	88	63	(12)	134	97	28	9
Net loss (income) attributable to noncontrolling interests	11	—	11	—	(9)	(1)	(8)	—
Net Income (Loss) Attributable to Avangrid, Inc.	$150	$88	$74	$(12)	$125	$96	$20	$9

	Nine Months Ended				Nine Months Ended
	September 30, 2019				September 30, 2018
	Total	Networks	Renewables	Other(1)	Total	Networks	Renewables	Other(1)
	(in millions)
Operating Revenues	$4,729	$3,837	$896	$(4)	$4,813	$3,885	$896	$32
Operating Expenses
Purchased power, natural gas and fuel used	1,101	932	169	—	1,197	1,024	171	2
Loss from assets held for sale	—	—	—	—	16	—	—	16
Operations and maintenance	1,714	1,428	295	(9)	1,634	1,360	269	5
Depreciation and amortization	681	407	273	1	644	374	270	—
Taxes other than income taxes	446	402	44	—	444	393	47	4
Total Operating Expenses	3,942	3,169	781	(8)	3,935	3,151	757	27
Operating Income	787	668	115	4	878	734	139	5
Other Income (Expense)
Other income (expense)	1	(3)	17	(13)	(57)	(60)	6	(3)
Earnings (losses) from equity method investments	1	8	(7)	—	8	10	(2)	—
Interest expense, net of capitalization	(226)	(201)	(6)	(19)	(219)	(189)	(28)	(2)
Income (Loss) Before Income Tax	563	472	119	(28)	610	495	115	—
Income tax expense (benefit)	103	117	(15)	1	128	118	(30)	40
Net Income (Loss)	460	355	134	(29)	482	377	145	(40)
Net loss (income) attributable to noncontrolling interests	17	(1)	18	—	(6)	(2)	(4)	—
Net Income (Loss) Attributable to Avangrid, Inc.	$477	$354	$152	$(29)	$476	$375	$141	$(40)
__________________________

(1)	Other amounts represent Corporate, Gas and intersegment eliminations.
Comparison of Period to Period Results of Operations
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
Operating Revenues
Our operating revenues decreased by $59 million, or 4%, from $1,546 million for the three months ended September 30, 2018 to $1,487 million for the three months ended September 30, 2019, as detailed by segment below:
Networks
Operating revenues decreased by $88 million, or 7%, from $1,228 million for the three months ended September 30, 2018 to $1,140 million for the three months ended September 30, 2019. The decrease was primarily due to the following items that have offsets within the income statement: decreased by $68 million due to decreased purchased power and purchased gas (offset within purchased power), $11 million decrease due to recoverable pension expenses which are offset in other expenses, $6 million increase due to a change in intercompany billing which is offset in operating expenses and $10 million due to a decrease change in pass-through components which is offset in operating expenses. Electricity and gas revenues also decreased due to a $6 million decrease driven by earnings sharing mechanisms which were triggered during the period and $9 million of unfavorable transmission revenue in the period, offset by a $7 million increase in electricity and gas revenues, primarily due to the impact of increased customer rates.
Renewables
Operating revenues increased by $32 million, or 10%, from $315 million for the three months ended September 30, 2018 to $347 million for the three months ended September 30, 2019. The increase in operating revenues was primarily due to an increase of $27 million from wind generation output increasing 425 GWh and new capacity, favorable MtM changes of $54 million on energy derivative transactions entered into for economic hedging purposes, an increase of $2 million in thermal revenue driven by higher average prices in the period, a $12 million decrease due to a combination of lower overall average prices and lower REC revenues, a decrease due to a gain of $33 million from the sale of claims from a bankruptcy proceeding with a customer recorded in the three months ended September 30, 2018 and a $7 million decrease in other revenues.

Purchased Power, Natural Gas and Fuel Used
Our purchased power, natural gas and fuel used decreased by $63 million, or 18%, from $342 million for the three months ended September 30, 2018 to $279 million for the three months ended September 30, 2019, as detailed by segment below:
Networks
Purchased power, natural gas and fuel used decreased by $68 million, or 25%, from $277 million for the three months ended September 30, 2018 to $209 million for the three months ended September 30, 2019. The decrease is primarily driven by a $69 million decrease in average commodity prices and an overall decrease in electricity and gas units procured due to a decline in cooling degree days in the period.
Renewables
Purchased power, natural gas and fuel used increased by $5 million, or 8%, from $65 million for the three months ended September 30, 2018 to $70 million for the three months ended September 30, 2019. The increase is primarily driven by unfavorable MtM changes on derivatives of $15 million due to market price changes in the period, offset by a decrease of $3 million in power purchases in the current period and a decrease of $6 million in thermal purchases driven by the decrease in volume and unit cost in the period.
Operations and Maintenance
Our operations and maintenance increased by $14 million, or 2%, from $574 million for the three months ended September 30, 2018 to $588 million for the three months ended September 30, 2019, as detailed by segment below:
Networks
Operations and maintenance decreased by $4 million, or 1%, from $486 million for the three months ended September 30, 2018 to $482 million for the three months ended September 30, 2019. Operations and maintenance changed due to the following items that have offsets within the income statement: $6 million increase driven by a change in intercompany billing (offset in revenue), offset by a $10 million decrease in pass through components (offset in revenue). An increase of $10 million in personnel expenses was driven by increased headcount, regular pay and overtime pay and $5 million of unfavorable regulatory mechanisms. These were offset by $10 million of favorable capitalized staff costs and $2 million of decreased non-deferrable outage and restoration costs in the period. Excluding items that have offsets within the income statement, non-deferrable outage and restoration costs and staging expenses, operations and maintenance expense decreased by $5 million, or 1%, for the three months ended September 30, 2019 as compared to the same period of 2018.
Renewables
Operations and maintenance expenses increased by $19 million, or 21%, from $92 million for the three months ended September 30, 2018 to $111 million for the three months ended September 30, 2019. The increase is primarily due to $10 million of increased costs resulting from headcount increases and higher maintenance costs which are primarily attributed to growth and enhanced maintenance to increase availability. Additionally, operations and maintenance expense increased by $7 million due to a favorable provision release in 2018.
Depreciation and Amortization and Loss from Assets Held for Sale
Depreciation and amortization and loss from assets held for sale for the three months ended September 30, 2019 was $237 million compared to $227 million for the three months ended September 30, 2018, representing an increase of $10 million. The increase is primarily due to an increase of $11 million in depreciation expense as a result of plant additions in Networks in the period, offset by a loss of $1 million from remeasurement of assets held for sale driven by final purchase price negotiations and certain related working capital adjustments of Gas business recorded in the third quarter of 2018.
Other Income (Expense) and Earnings (Losses) from Equity Method Investments
Other income (expense) and equity earnings (losses) increased by $20 million from $(15) million for the three months ended September 30, 2018 to $5 million for the three months ended September 30, 2019. The increase is primarily due to a $5 million gain from the sale of assets, $11 million of favorable pension and other post-retirement expense in the period in Networks driven by lower actuarial loss amortization (offset in Networks revenue) and a $5 million favorable change in allowance for funds used during construction in Networks.
Interest Expense, Net of Capitalization
Interest expense for the three months ended September 30, 2019 and 2018 was $72 million and $75 million, respectively. Networks had $2 million decrease from carrying costs on regulatory deferrals, offset by a $1 million increase in interest expense from higher average debt balances in the current period. Other added $11 million of interest expense from new debt issued in 2019. This is offset by interest expense decrease in Renewables of $13 million due to lower average debt balances in the current period.
Income Tax Expense
The effective tax rate, inclusive of federal and state income tax, for the three months ended September 30, 2019, was 19.2%, which is lower than the federal statutory tax rate of 21%, primarily due to the recognition of production tax credits associated with wind production, offset by unfavorable discrete tax adjustments. The effective tax rate, inclusive of federal and state income tax, for the three months ended September 30, 2018 was 17.8%, which is lower than the federal statutory tax rate of 21%, primarily due to discrete tax adjustments recorded during the period, offset by the recognition of production tax credits associated with wind production.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Operating Revenues
Our operating revenues decreased by $84 million, or 2%, from $4,813 million for the nine months ended September 30, 2018 to $4,729 million for the nine months ended September 30, 2019, as detailed by segment below:
Networks
Operating revenues decreased by $48 million, or 1%, from $3,885 million for the nine months ended September 30, 2018 to $3,837 million for the nine months ended September 30, 2019. Electricity and gas revenues changed due to the following items that have offsets within the income statement: decrease of $92 million in purchased power and purchased gas in the same period (offset in purchased power), $19 million increase due to a change in intercompany billing (offset in operating expenses), $36 million decrease in recoverable pension expense (offset in other expenses), $9 million increase in property taxes (offset in taxes other than income taxes) and a $19 million increase in pass-through components, which are offset in operating expenses. Electricity and gas revenues increased by $37 million, primarily due to the impact of increased customer rates in the nine months ended September 30, 2019 compared to the same period of 2018, offset by $3 million from unfavorable regulatory mechanisms.
Renewables
Operating revenues were $896 million for both the nine months ended September 30, 2019 and 2018. Operating revenues increased due to favorable MtM changes of $64 million on energy derivative transactions entered into for economic hedging purposes, an increase in thermal revenues of $32 million driven by higher average prices in the period and increased sales from Klamath (29% volume increase). These items were offset by a $69 million decrease due to prices decreasing 13% through a combination of lower merchant pricing, an adverse PPA mix and expired PPA contracts, and a gain of $22 million from the sale of claims from a bankruptcy proceeding with a customer recorded in the nine months ended September 30, 2018 and a $7 million decrease in other revenues.
Purchased Power, Natural Gas and Fuel Used
Our purchased power, natural gas and fuel used decreased by $96 million, or 8%, from $1,197 million for the nine months ended September 30, 2018 to $1,101 million for the nine months ended September 30, 2019, as detailed by segment below:
Networks
Purchased power, natural gas and fuel used decreased by $92 million, or 9%, from $1,024 million for the nine months ended September 30, 2018 to $932 million for the nine months ended September 30, 2019. The decrease is primarily driven by an $84 million decrease in average commodity prices and an overall decrease in electricity and gas units procured due to a decline in degree days combined with an $8 million decrease in other power supply purchases in the period.
Renewables
Purchased power, natural gas and fuel used decreased by $2 million, or 1%, from $171 million for the nine months ended September 30, 2018 to $169 million for the nine months ended September 30, 2019. The decrease is primarily driven by a decrease of $16 million in power purchases in the current period, offset by an increase of $12 million in thermal purchases driven by the increase in volume and unit cost in the period and unfavorable MtM changes on derivatives of $3 million due to market price changes in the period.
Operations and Maintenance
Our operations and maintenance increased by $80 million, or 5%, from $1,634 million for the nine months ended September 30, 2018 to $1,714 million for the nine months ended September 30, 2019, as detailed by segment below:

Networks
Operations and maintenance increased by $68 million, or 5% from $1,360 million for the nine months ended September 30, 2018 to $1,428 million for the nine months ended September 30, 2019. Operations and maintenance expense changed due to the following items that have offsets within the income statement: $19 million increase driven by a change in intercompany billing (offset in revenue) and a $19 million increase in pass through components (offset in revenue). Additionally, the increase is due to a $14 million increase in non-deferrable pre-staging expenses and outage restoration costs, a $5 million increase in personnel costs (net of capitalized staff costs) driven by a headcount increase, and $8 million of unfavorable regulatory mechanisms. Excluding items that have offsets within the income statement, non-deferrable pre-staging expenses and outage restoration costs, operations and maintenance expense decreased by $13 million, or 1%, for the nine months ended September 30, 2019 as compared to the same period of 2018.
Renewables
Operations and maintenance expenses increased by $26 million, or 10%, from $269 million for the nine months ended September 30, 2018 to $295 million for the nine months ended September 30, 2019. The increase is primarily due to $29 million of increased costs resulting from headcount increases and higher maintenance costs which are primarily attributed to growth and enhanced maintenance to increase availability. Additionally, operations and maintenance expense increased by $7 million from a provision release in 2018, offset by an $11 million decrease driven by an asset retirement obligation adjustment in 2019.
Depreciation and Amortization and Loss from Assets Held for Sale
Depreciation and amortization and loss from assets held for sale for the nine months ended September 30, 2019 was $681 million compared to $660 million for the nine months ended September 30, 2018, an increase of $21 million. The increase is primarily due to increases of $37 million as a result of plant additions in Networks and Renewables in the period, offset by a loss of $16 million from remeasurement of assets held for sale driven by final purchase price negotiations and certain related working capital adjustments of Gas business recorded in 2018.
Other Income (Expense) and Earnings (Losses) from Equity Method Investments
Other income (expense) and equity earnings (losses) increased by $51 million from $(49) million for the nine months ended September 30, 2018 to $2 million for the nine months ended September 30, 2019. The increase is primarily due to a $22 million favorable change in allowance for funds used during construction in Networks, a $5 million gain from the sale of assets during the period in Renewables, $36 million of favorable pension and other post-retirement expense in the period in Networks driven by lower actuarial loss amortization (offset in Networks revenue), offset by a decrease of $7 million in equity earnings in the current period.
Interest Expense, Net of Capitalization
Interest expense for the nine months ended September 30, 2019 and 2018 was $226 million and $219 million, respectively. Networks had a $6 million increase in interest expense due to a higher average outstanding balance of debt in the period and $6 million increase from carrying costs on regulatory deferrals. Other added $18 million of interest expense from new debt issued in 2019. This is offset by an interest expense decrease in Renewables of $21 million due to lower average debt balances in the current period.
Income Tax Expense
The effective tax rate, inclusive of federal and state income tax, for the nine months ended September 30, 2019 is 18.3%, which is below the federal statutory tax rate of 21%, primarily due to the recognition of production tax credits associated with wind production and favorable discrete tax adjustments. The effective tax rate, inclusive of federal and state income tax, for the nine months ended September 30, 2018 was 21.0%, which is in line with the federal statutory tax rate of 21% primarily due to the recognition of additional income tax expense of $22.1 million resulting from the disposal of the Gas business, in addition to other discrete tax adjustments recorded during the period, which were partially offset by the recognition of production tax credits associated with wind production.
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
We define adjusted net income as net income adjusted to exclude restructuring charges, mark-to-market earnings from changes in the fair value of derivative instruments used by AVANGRID to economically hedge market price fluctuations in related underlying physical transactions for the purchase and sale of electricity, loss from held for sale measurement, accelerated depreciation derived from repowering of wind farms, income from release of collateral, impact of the Tax Act and adjustments for the non-core Gas storage business. We believe adjusted net income is more useful in understanding and evaluating actual and projected financial performance and contribution of AVANGRID core lines of business and to more fully compare and explain our results. The most directly comparable U.S. GAAP measure to adjusted net income is net income. We also define adjusted earnings per share, or adjusted EPS, as adjusted net income converted to an earnings per share amount.
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
The following tables provide a reconciliation between Net Income attributable to AVANGRID and Adjusted Net Income (non-GAAP) by segment for the three and nine months ended September 30, 2019 and 2018, respectively:

	Three Months Ended September 30, 2019				Nine Months Ended September 30, 2019
	Total	Networks	Renewables	Corporate*	Total	Networks	Renewables	Corporate*
	(in millions)				(in millions)
Net Income Attributable to Avangrid, Inc.	$150	$88	$74	$(12)	$477	$354	$152	$(29)
Adjustments:
Mark-to-market earnings - Renewables	(42)	—	(42)	—	(66)	—	(66)	—
Restructuring charges	2	2	—	—	4	2	—	2
Accelerated depreciation from repowering	5	—	5	—	15	—	15	—
Income tax impact of adjustments (1)	9	—	10	—	12	(1)	13	—
Adjusted Net Income (2)	$123	$89	$46	$(12)	$442	$355	$115	$(28)

	Three Months Ended September 30, 2018					Nine Months Ended September 30, 2018
	Total	Networks	Renewables	Corporate*	Gas Storage	Total	Networks	Renewables	Corporate*	Gas Storage
	(in millions)					(in millions)
Net Income Attributable to Avangrid, Inc.	$125	$96	$20	$10	$(1)	$476	$375	$141	$(20)	$(20)
Adjustments:
Mark-to-market earnings - Renewables	10	—	10	—	—	9	—	9	—	—
Restructuring charges	1	1	—	—	—	2	2	—	—	—
Loss from held for sale measurement	1	—	—	—	1	16	—	—	—	16
Income from release of collateral - Renewables	7	—	7	—	—	—	—	—	—	—
Impact of the Tax Act	—	—	—	—	—	7	—	—	7	—
Income tax impact of adjustments (1)	(5)	(1)	(5)	—	—	11	(1)	(2)	—	14
Gas Storage, net of tax	—	—	—	—	—	(10)	—	—	—	(10)
Adjusted Net Income (2)	$139	$96	$33	$10	$—	$511	$376	$147	$(13)	$—

(1)
Income tax impact of adjustments: 2019 - $11.2 million and $17.2 million from MtM earnings, $(0.5) million and $(1.0) million from restructuring charges, $(1.3) million and $(3.9) million from accelerated depreciation for the three and nine months ended September 30, 2019, respectively; 2018 - $(2.6) million and $(2.3) million from MtM earnings, $(1.9) million and $0 from release of collateral, $(0.3) and $(0.6) million from restructuring charges, $(0.1) million and $14.4 million from loss from held for sale measurement for the three and nine months ended September 30, 2018, respectively.

(2)
Adjusted Net Income is a non-GAAP financial measure and is presented after excluding restructuring charges, loss from held for sale measurement, accelerated depreciation derived from repowering of wind farms, the impact from mark-to-market activities in Renewables, Gas storage business, income from release of collateral and impact of the Tax Act.

* Includes corporate and other non-regulated entities as well as intersegment eliminations.
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
Adjusted net income
Our adjusted net income decreased by $15 million, or 11%, from $139 million for the three months ended September 30, 2018 to $123 million for the three months ended September 30, 2019. The decrease is primarily due to a $7 million decrease in Networks driven by increased non-deferrable outage restoration and pre-staging costs and a $22 million decrease in Corporate mainly driven by higher interest expense, offset by a $14 million increase in Renewables driven mainly by wind generation output increase and a gain from the sale of assets and associated change in control during the period.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Adjusted net income
Our adjusted net income decreased by $68 million, or 13%, from $511 million for the nine months ended September 30, 2018 to $442 million for the nine months ended September 30, 2019. The decrease is primarily due to a $32 million decrease in Renewables as a result of reduction in RECs, lower average prices and increased costs resulting from headcount increases and higher maintenance costs in the period, a $21 million decrease in Networks driven by increased non-deferrable outage restoration and pre-staging costs and a $15 million decrease in Corporate mainly driven by higher interest expense.
The following tables reconcile Net Income attributable to AVANGRID to Adjusted Net Income (non-GAAP), and EPS attributable to AVANGRID to adjusted EPS (non-GAAP) for the three and nine months ended September 30, 2019 and 2018, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Networks	$88	$96	$354	$375
Renewables	74	20	152	141
Corporate (1)	(12)	10	(29)	(20)
Gas Storage	—	(1)	—	(20)
Net Income	$150	$125	$477	$476
Adjustments:
Loss from held for sale measurement (2)	—	1	—	16
Mark-to-market earnings - Renewables (3)	(42)	10	(66)	9
Restructuring charges (4)	2	1	4	2
Accelerated depreciation from repowering (5)	5	—	15	—
Income from release of collateral - Renewables (6)	—	7	—	—
Impact of the Tax Act (7)	—	—	—	7
Income tax impact of adjustments	9	(5)	12	11
Gas Storage, net of tax	—	—	—	(10)
Adjusted Net Income (8)	$123	$139	$442	$511

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Networks	$0.28	$0.31	$1.14	$1.21
Renewables	0.24	0.06	0.49	0.45
Corporate (1)	(0.04)	0.03	(0.09)	(0.06)
Gas Storage	—	—	—	(0.06)
Net Income	$0.48	$0.40	$1.54	$1.54
Adjustments:
Loss from held for sale measurement (2)	$—	$—	$—	$0.05
Mark-to-market earnings - Renewables (3)	(0.14)	0.03	(0.21)	0.03
Restructuring charges (4)	0.01	—	0.01	—
Accelerated depreciation from repowering (5)	0.02	—	0.05	—
Income from release of collateral - Renewables (6)	—	0.02	—	—
Impact of the Tax Act (7)	—	—	—	0.02
Income tax impact of adjustments	0.03	(0.02)	0.04	0.04
Gas Storage, net of tax	—	—	—	(0.03)
Adjusted Earnings Per Share (8)	$0.40	$0.45	$1.43	$1.65

(1)	Includes corporate and other non-regulated entities as well as intersegment eliminations.

(2)	Represents loss from measurement of assets and liabilities held for sale in connection with the committed plan to sell the gas trading and storage businesses.

(3)	Mark-to-market earnings relates to earnings impacts from changes in the fair value of Renewables' derivative instruments associated with electricity and natural gas.

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

(8)
Adjusted net income and adjusted earnings per share are non-GAAP financial measures and are presented after excluding restructuring charges, loss from held for sale measurement, accelerated depreciation derived from repowering of a wind farm, the impact from mark-to-market activities in Renewables, Gas storage business, income from release of collateral and impact of the Tax Act.

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
We and our subsidiaries are required to comply with certain covenants in connection with our respective loan agreements. The covenants are standard and customary in financing agreements, and we and our subsidiaries were in compliance with such covenants as of September 30, 2019.
Liquidity Position
At September 30, 2019 and December 31, 2018, available liquidity was approximately $2,481 million and $2,447 million, respectively.
We manage our overall liquidity position as part of the group of companies controlled by Iberdrola, or the Iberdrola Group, and are a party to a liquidity agreement with Bank of America, N.A. along with certain members of the Iberdrola Group. The liquidity agreement aids the Iberdrola Group in efficient cash management and reduces the need for external borrowing by the pool participants. Parties to the agreement, including us, may deposit funds with or borrow from the financial institution, provided that the net balance of funds deposited or borrowed by all pool participants in the aggregate is not less than zero. The balance at September 30, 2019 was zero. Any deposit amounts would be reflected on our condensed consolidated balance sheets under cash and cash equivalents because our deposited surplus funds under the cash pooling agreement are highly-liquid short-term investments. We also have a bi-lateral demand note agreement with a Canadian affiliate of the Iberdrola Group under which we had notes payable balance outstanding of $0 at September 30, 2019.
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
The following table provides the components of our liquidity position as of September 30, 2019 and December 31, 2018, respectively:

	As of September 30,	As of December 31,
	2019	2018
	(in millions)
Cash and cash equivalents	$103	$36
AVANGRID Credit Facility	2,500	2,500
Iberdrola Group Credit Facility	500	500
Less: borrowings	(622)	(589)
Total	$2,481	$2,447
AVANGRID Commercial Paper Program
AVANGRID has a commercial paper program with a limit of $2 billion that is backstopped by the AVANGRID Credit Facility (described below). As of September 30, 2019 and October 30, 2019, there was $622 million and $813 million of commercial paper outstanding, respectively.
AVANGRID Credit Facility
AVANGRID and its subsidiaries, NYSEG, RG&E, CMP, UI, CNG, SCG and BGC have a revolving credit facility with a syndicate of banks, or the AVANGRID Credit Facility, that provides for maximum borrowings of up to $2.5 billion in the aggregate.
Under the terms of the AVANGRID Credit Facility, each joint borrower has a maximum borrowing entitlement, or sublimit, which can be periodically adjusted to address specific short-term capital funding needs, subject to the maximum limit contained in the agreement. AVANGRID’s maximum sublimit is $2 billion, NYSEG, RG&E, CMP and UI have maximum sublimits of $400 million, CNG and SCG have maximum sublimits of $150 million and BGC has a maximum sublimit of $40 million. Under the AVANGRID Credit Facility, each of the borrowers will pay an annual facility fee that is dependent on their credit rating. As of September 30, 2019, the facility fees range from 10.0 to 17.5 basis points. During 2019, we extended the maturity date for the AVANGRID Credit Facility by one year to June 29, 2024.
Since the facility is a backstop to the AVANGRID commercial paper program, the amounts available under the facility as of September 30, 2019 and October 30, 2019, were $1,878 million and $1,687 million, respectively.
Iberdrola Group Credit Facility
AVANGRID has a credit facility with Iberdrola Financiacion, S.A.U., a company of the Iberdrola Group. The facility has a limit of $500 million and matures on June 18, 2023. AVANGRID pays a facility fee of 10.5 basis points annually on the facility. As of both September 30, 2019 and October 30, 2019, there was no outstanding amount under this credit facility.
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

On August 27, 2019, RG&E issued $150 million aggregate principal amount of first mortgage bonds maturing in 2027 at an interest rate of 3.10%.
On September 5, 2019, NYSEG issued $300 million aggregate principal amount of senior unsecured notes maturing in 2049 at an interest rate of 3.30%.
Capital Requirements
We expect to fund our capital requirements, including, without limitation, any quarterly shareholder dividends and capital investments primarily from the cash provided by operations of our businesses and through the access to the capital markets in the future. We have a revolving credit facility, as described above, to fund short-term liquidity needs and we believe that we will have access to the capital markets as long-term growth capital is needed.
We expect to incur approximately $630 million in capital expenditures through the remainder of 2019.
Cash Flows
Our cash flows depend on many factors, including general economic conditions, regulatory decisions, weather, commodity price movements and operating expense and capital spending control.
The following is a summary of the cash flows by activity for the nine months ended September 30, 2019 and 2018, respectively:

	Nine Months Ended
	September 30,
	2019	2018
	(in millions)
Net cash provided by operating activities	$1,244	$1,317
Net cash used in investing activities	(2,156)	(1,033)
Net cash provided by (used in) financing activities	977	(290)
Net increase (decrease) in cash, cash equivalents and restricted cash	$65	$(6)
Operating Activities
The cash from operating activities for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 decreased by $73 million, primarily attributable to higher operations and maintenance expenses in the period.
Investing Activities
For the nine months ended September 30, 2019, net cash used in investing activities was $2,156 million, which was comprised of $2,045 million of capital expenditures and $164 million of other investments and equity method investments, partially offset by $36 million of contributions in aid of construction and $13 million of proceeds from the sale of assets.
For the nine months ended September 30, 2018, net cash used in investing activities was $1,033 million, which was comprised of $1,173 million of capital expenditures, partially offset by $132 million of proceeds from the sale of assets and $36 million of contributions in aid of construction.
Financing Activities
For the nine months ended September 30, 2019, financing activities provided $977 million in cash reflecting primarily an issuance of notes/bonds with net proceeds of $1,637 million, contributions from non-controlling interests of $133 million and a net decrease in non-current debt and current notes payable of $312 million, offset by distributions to non-controlling interests of $47 million, payments on finance leases of $26 million and dividends of $408 million.
For the nine months ended September 30, 2018, financing activities used $290 million in cash reflecting primarily an issuance of Pollution Control Revenue Bonds at NYSEG and RG&E with net proceeds of $324 million, contributions from non-controlling interests of $219 million, partially offset by a net decrease in non-current debt and current notes payable of $353 million, dividends of $401 million, distributions to non-controlling interests of $60 million and payments on finance leases of $13 million.
Off-Balance Sheet Arrangements
There have been no material changes in the off-balance sheet arrangements during the nine months ended September 30, 2019 as compared to those reported for the fiscal year ended December 31, 2018 in our Form 10-K.

Contractual Obligations
Upon adoption of ASC 842, certain land easements that we previously classified as a lease do not meet the definition of a lease. As a result, our operating lease obligations as of December 31, 2018 will be categorically separated between operating leases and land easements. The new lease accounting standard is discussed further in Notes 3 and 8 to our condensed consolidated financial statements. These changes did not result in material changes to the quantitative amounts of our contractual and contingent obligations during the nine months ended September 30, 2019 as compared to those reported for the fiscal year ended December 31, 2018 in our Form 10-K.
Critical Accounting Policies and Estimates
The accompanying financial statements provided herein have been prepared in accordance with U.S. GAAP. In preparing the accompanying financial statements, our management has applied accounting policies and made certain estimates and assumptions that affect the reported amounts of assets, liabilities, stockholders’ equity, revenues and expenses and the disclosures thereof. While we believe that these policies and estimates used are appropriate, actual future events can and often do result in outcomes that can be materially different from these estimates. The accounting policies and related risks described in our Form 10-K are those that depend most heavily on these judgments and estimates. As of September 30, 2019, the only notable changes to the significant accounting policies described in our consolidated financial statements as of December 31, 2018 and 2017, and for the three years ended December 31, 2018, are with respect to our adoption of the new accounting pronouncements described in the Note 3 of our condensed consolidated financial statements for the nine months ended September 30, 2019.
New Accounting Standards
We review new accounting standards to determine the expected financial impact, if any, that the adoption of each such standard will have. As of September 30, 2019, the new accounting pronouncements that we have adopted as of January 1, 2019, and reflected in our condensed consolidated financial statements are described in Note 3 of our condensed consolidated financial statements for the nine months ended September 30, 2019. There have been no other material changes to the significant accounting policies described in our consolidated financial statements as of December 31, 2018 and 2017, and for the three years ended December 31, 2018.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our market risk during the nine months ended September 30, 2019, as compared to those reported for the fiscal year ended December 31, 2018 in our Form 10-K.
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

Avangrid, Inc.

Date: October 31, 2019	By:	/s/ James P. Torgerson
James P. Torgerson
Director and Chief Executive Officer

Date: October 31, 2019	By:	/s/ Douglas K. Stuver
Douglas K. Stuver
Senior Vice President - Chief Financial Officer