Form 10-Q
period 2020-03-31
Avangrid, Inc.
filed 2020-05-05
CIK 1634997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of April 30, 2020, the registrant had 309,005,485 shares of common stock, par value $0.01, outstanding.

Avangrid, Inc.
REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2020

GLOSSARY OF TERMS AND ABBREVIATIONS
Unless the context indicates otherwise, the terms “we,” “our” and the “Company” are used to refer to Avangrid, Inc. and its subsidiaries.

AOCI	Accumulated other comprehensive income
ARHI	Avangrid Renewables Holdings, Inc.
ARP	Alternative Revenue Programs
ASC	Accounting Standards Codification
AVANGRID	Avangrid, Inc.
Bcf	One billion cubic feet
BGC	The Berkshire Gas Company
Cayuga	Cayuga Operating Company, LLC
CfDs	Contracts for Differences
CL&P	The Connecticut Light and Power Company
CMP	Central Maine Power Company
CNG	Connecticut Natural Gas Corporation
DEEP	Connecticut Department of Energy and Environmental Protection
DIMP	Distribution Integrity Management Program
DOE	Department of Energy
DPA	Deferred Payment Arrangements
EBITDA	Earnings before interest, taxes, depreciation and amortization
ESM	Earnings sharing mechanism
Evergreen Power	Evergreen Power, LLC
English Station	The former generation site on the Mill River in New Haven, Connecticut
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FirstEnergy	FirstEnergy Corp.
Form 10-K	Avangrid, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on March 2, 2020.
Gas	Enstor Gas, LLC
HLBV	Hypothetical Liquidation at Book Value
Iberdrola	Iberdrola, S.A., which owns 81.5% of the outstanding shares of Avangrid, Inc.
Iberdrola Group	The group of companies controlled by Iberdrola, S.A.
Installed capacity	The production capacity of a power plant or wind farm based either on its rated (nameplate) capacity or actual capacity.
ISO	Independent system operator
Joint Proposal	Approved by the NYPSC on June 15, 2016, by NYSEG, RG&E and certain other signatory parties for a three-year rate plan for electric and gas service at NYSEG and RG&E commencing May 1, 2016.
Klamath Plant	Klamath gas-fired cogeneration facility located in the city of Klamath, Oregon.
KW	Kilowatts
LDCs	Local distribution companies
LIBOR	The London Interbank Offered Rate
MNG	Maine Natural Gas Corporation
MPUC	Maine Public Utility Commission
MtM	Mark-to-market
MW	Megawatts
MWh	Megawatt-hours
Networks	Avangrid Networks, Inc.
New York TransCo	New York TransCo, LLC.
Non-GAAP	Financial measures that are not prepared in accordance with U.S. GAAP, including adjusted net income and adjusted earnings per share.
NYPSC	New York State Public Service Commission
NYSEG	New York State Electric & Gas Corporation
NYSERDA	New York State Energy Research and Development Authority
OCI	Other comprehensive income
PJM	PJM Interconnection, L.L.C.
PURA	Connecticut Public Utilities Regulatory Authority
Renewables	Avangrid Renewables, LLC
RDM	Revenue Decoupling Mechanism
RG&E	Rochester Gas and Electric Corporation
ROE	Return on equity
RSSA	Reliability Support Services Agreement
SCG	The Southern Connecticut Gas Company
SEC	United States Securities and Exchange Commission
Tax Act	Tax Cuts and Jobs Act of 2017 enacted by the U.S. federal government on December 22, 2017
TEF	Tax equity financing arrangements
UI	The United Illuminating Company
UIL	UIL Holdings Corporation
U.S. GAAP	Generally accepted accounting principles for financial reporting in the United States.
VIEs	Variable interest entities

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Avangrid, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended March 31,
	2020	2019
(Millions, except for number of shares and per share data)
Operating Revenues	$1,789	$1,842
Operating Expenses
Purchased power, natural gas and fuel used	475	563
Operations and maintenance	570	553
Depreciation and amortization	251	222
Taxes other than income taxes	166	163
Total Operating Expenses	1,462	1,501
Operating Income	327	341
Other Income and (Expense)
Other expense	(3)	(7)
(Losses) earnings from equity method investments	(6)	1
Interest expense, net of capitalization	(76)	(78)
Income Before Income Tax	242	257
Income tax expense	12	41
Net Income	230	216
Net loss attributable to noncontrolling interests	10	1
Net Income Attributable to Avangrid, Inc.	$240	$217
Earnings Per Common Share, Basic	$0.78	$0.70
Earnings Per Common Share, Diluted	$0.78	$0.70
Weighted-average Number of Common Shares Outstanding:
Basic	309,491,082	309,491,082
Diluted	309,623,573	309,712,308
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended March 31,
	2020	2019
(Millions)
Net Income	$230	$216
Other Comprehensive Income (Loss)
Unrealized loss during the period on derivatives qualifying as cash flow hedges, net of income tax of $(8.5) and $(10.9), respectively	(23)	(29)
Reclassification to net income of loss on cash flow hedges, net of income taxes of $0.3 and $0.7, respectively	2	2
Other Comprehensive Income (Loss)	(21)	(27)
Comprehensive Income	209	189
Net loss attributable to noncontrolling interests	10	1
Comprehensive Income Attributable to Avangrid, Inc.	$219	$190
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
As of	2020	2019
(Millions)
Assets
Current Assets
Cash and cash equivalents	$26	$178
Accounts receivable and unbilled revenues, net	1,077	1,082
Accounts receivable from affiliates	4	10
Derivative assets	24	11
Fuel and gas in storage	78	110
Materials and supplies	143	141
Prepayments and other current assets	245	199
Regulatory assets	299	294
Total Current Assets	1,896	2,025
Total Property, Plant and Equipment ($1,447 and $787 related to VIEs, respectively)	25,488	25,218
Operating lease right-of-use assets	67	70
Equity method investments	656	645
Other investments	55	63
Regulatory assets	2,568	2,567
Other Assets
Goodwill	3,119	3,119
Intangible assets	313	314
Derivative assets	85	84
Other	346	311
Total Other Assets	3,863	3,828
Total Assets	$34,593	$34,416
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
As of	2020	2019
(Millions, except share information)
Liabilities
Current Liabilities
Current portion of debt	$726	$730
Notes payable	731	560
Notes payable to affiliates	16	—
Interest accrued	77	72
Accounts payable and accrued liabilities	1,064	1,361
Accounts payable to affiliates	13	64
Dividends payable	136	136
Taxes accrued	62	56
Operating lease liabilities	17	12
Derivative liabilities	53	20
Other current liabilities	292	334
Regulatory liabilities	260	242
Total Current Liabilities	3,447	3,587
Regulatory liabilities	3,301	3,281
Other Non-current Liabilities
Deferred income taxes	1,826	1,814
Deferred income	1,256	1,274
Pension and other postretirement	1,079	1,100
Operating lease liabilities	56	65
Derivative liabilities	91	85
Asset retirement obligations	197	190
Environmental remediation costs	327	338
Other	390	380
Total Other Non-current Liabilities	5,222	5,246
Non-current debt	6,715	6,716
Total Non-current Liabilities	15,238	15,243
Total Liabilities	18,685	18,830
Commitments and Contingencies
Equity
Stockholders’ Equity:
Common stock, $.01 par value, 500,000,000 shares authorized, 309,752,140 shares issued; 309,005,485 and 309,005,272 shares outstanding, respectively	3	3
Additional paid in capital	13,667	13,660
Treasury stock	(12)	(12)
Retained earnings	1,784	1,681
Accumulated other comprehensive loss	(116)	(95)
Total Stockholders’ Equity	15,326	15,237
Non-controlling interests	582	349
Total Equity	15,908	15,586
Total Liabilities and Equity	$34,593	$34,416

The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2020	2019
(Millions)
Cash Flow from Operating Activities:
Net income	$230	$216
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	251	222
Regulatory assets/liabilities amortization and carrying cost	18	14
Pension cost	20	25
Earnings from equity method investments	6	(1)
Distributions of earnings received from equity method investments	3	2
Unrealized gain on marked-to-market derivative contracts	(18)	(3)
Deferred taxes	10	21
Other non-cash items	1	(2)
Changes in operating assets and liabilities:
Current assets	(16)	(43)
Noncurrent assets	(55)	(40)
Current liabilities	(117)	(44)
Noncurrent liabilities	(26)	(52)
Net Cash Provided by Operating Activities	307	315
Cash Flow from Investing Activities:
Capital expenditures	(742)	(425)
Contributions in aid of construction	7	10
Proceeds from sale of assets	6	3
Proceeds from notes receivable from affiliates	2	—
Distributions received from equity method investments	1	2
Other investments and equity method investments, net	(23)	(116)
Net Cash Used in Investing Activities	(749)	(526)
Cash Flow from Financing Activities:
Non-current debt issuances	—	194
Repayments of non-current debt	(3)	(43)
Receipts of other short-term debt, net	187	211
Repayments of financing leases	(1)	(21)
Distributions to noncontrolling interests	(1)	(3)
Contributions from noncontrolling interests	244	3
Dividends paid	(136)	(135)
Net Cash Provided by Financing Activities	290	206
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(152)	(5)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	184	43
Cash, Cash Equivalents and Restricted Cash, End of Period	$32	$38
Supplemental Cash Flow Information
Cash paid for interest, net of amounts capitalized	$70	$58
Cash paid for income taxes	$2	$2
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(unaudited)

	Avangrid, Inc. Stockholders
(Millions, except for number of shares )	Number of shares (*)	Common Stock	Additional paid-in capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total
As of December 31, 2018	309,005,272	$3	$13,657	$(12)	$1,528	$(72)	$15,104	$299	$15,403
Adoption of accounting standards	—	—	—	—	11	(12)	(1)	—	(1)
Net income (loss)	—	—	—	—	217	—	217	(1)	216
Other comprehensive loss, net of tax of $(10.2)	—	—	—	—	—	(27)	(27)	—	(27)
Comprehensive income									189
Dividends declared, $0.44/share	—	—	—	—	(136)	—	(136)	—	(136)
Stock-based compensation	—	—	1	—	—	—	1	—	1
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3)	(3)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	3	3
As of March 31, 2019	309,005,272	$3	$13,658	$(12)	$1,620	$(111)	$15,158	$298	$15,456
As of December 31, 2019	309,005,272	$3	$13,660	$(12)	$1,681	$(95)	$15,237	$349	$15,586
Adoption of accounting standards	—	—	—	—	(1)	—	(1)	—	(1)
Net income (loss)	—	—	—	—	240	—	240	(10)	230
Other comprehensive loss, net of tax of $(8.2)	—	—	—	—	—	(21)	(21)	—	(21)
Comprehensive income									209
Dividends declared, $0.44/share	—	—	—	—	(136)	—	(136)	—	(136)
Release of common stock held in trust	213	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	7	—	—	—	7	—	7
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1)	(1)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	244	244
As of March 31, 2020	309,005,485	$3	$13,667	$(12)	$1,784	$(116)	$15,326	$582	$15,908
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
Note 2. Basis of Presentation
The accompanying condensed consolidated financial statements should be read in conjunction with the Form 10-K for the fiscal year ended December 31, 2019.
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
In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly our condensed consolidated financial statements for the interim periods described herein. All such adjustments are of a normal and recurring nature, except as otherwise disclosed. The results for the three months ended March 31, 2020, are not necessarily indicative of the results for the entire fiscal year ending December 31, 2020.
Note 3. Significant Accounting Policies and New Accounting Pronouncements
The new accounting pronouncements that we have adopted as of January 1, 2020, and reflected in our condensed consolidated financial statements are described below. There have been no other material changes to the significant accounting policies described in our Form 10-K for the fiscal year ended December 31, 2019, except for those described below resulting from the adoption of new authoritative accounting guidance issued by Financial Accounting Standards Board (FASB).
Goodwill
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
Goodwill is not amortized, but is subject to an assessment for impairment performed in the fourth quarter or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A reporting unit is an operating segment or one level below an operating segment and is the level at which we test goodwill for impairment. In assessing goodwill for impairment, we have the option of first performing a qualitative assessment to determine whether a quantitative assessment is necessary. If we determine, based on qualitative factors, that the fair value of the reporting unit is more likely than not greater than the carrying amount, no further testing is required. If we bypass the qualitative assessment, or perform the qualitative assessment but determine that it is more likely than not that its fair value is less than its carrying amount, we perform a quantitative test to compare the fair value of the reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, we record an impairment loss as a reduction to goodwill and a charge to operating expenses, but the loss recognized would not exceed the total amount of goodwill allocated to the reporting unit.
Accounts receivable and unbilled revenue, net
We record accounts receivable at amounts billed to customers and we record unbilled revenues based on an estimate of energy delivered or services provided to customers. Certain accounts receivable and payable related to our wholesale activities associated with generation and delivery of electric energy and associated environmental attributes, origination and marketing, natural gas storage, hub services, and energy management, are subject to master netting agreements with counterparties, whereby we have the legal right to offset the balances and they are settled on a net basis. We present receivables and payables subject to such agreements on a net basis on our consolidated balance sheets.
Accounts receivable include amounts due under Deferred Payment Arrangements (DPAs). A DPA allows the account balance to be paid in installments over an extended period without interest, which generally exceeds one year, by negotiating mutually acceptable payment terms. The utility companies generally must continue to serve a customer who cannot pay an account balance in full if the customer (i) pays a reasonable portion of the balance; (ii) agrees to pay the balance in installments; and (iii) agrees to pay future bills within 30 days until the DPA is paid in full. Failure to make payments on a DPA results in the full amount of a receivable under a DPA being due. These accounts are part of the regular operating cycle and are classified as short term.
We establish our allowance for credit losses, including for unbilled revenue, by using both historical average loss percentages to project future losses, and by establishing a specific allowance for known credit issues or for specific items not considered in the historical average calculation. Due to our adoption of Accounting Standards Codification (ASC) 326 effective January 1, 2020, we now also consider whether we need to adjust historical loss rates to reflect the effects of current conditions and forecasted changes considering various economic indicators (e.g., Gross Domestic Product, Personal Income, Consumer Price Index, Unemployment Rate) over the contractual life of the accounts receivable. We write off amounts when we have exhausted reasonable collection efforts.
Adoption of New Accounting Pronouncements
(a) Measurement of credit losses on financial instruments, amendments and updates
The FASB issued an accounting standards update in June 2016 that requires more timely recording of credit losses on loans and other financial instruments (ASC 326). The amendments affect entities that hold financial assets and net investment in leases that are not accounted for at fair value through net income (loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, etc.). They require an entity to present a financial asset (or group of financial assets) that is measured at amortized cost basis at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods appropriate in its circumstances. The FASB subsequently issued various updates to ASC 326 to clarify transition and scope requirements, make narrow-scope codification improvements, including in March 2020, and corrections and provide targeted transition relief. We adopted the amendments effective January 1, 2020, including the narrow-scope improvements issued in March 2020, and recorded a cumulative-effect adjustment of $1 million to retained earnings at the beginning of the period of adoption, with no material effect to our condensed consolidated results of operations, financial position, cash flows and disclosures.
(b) Simplifying the test for goodwill impairment
In January 2017, the FASB issued amendments to simplify the test for goodwill impairment, which are required for public entities and certain other entities that have goodwill reported in their financial statements. The amendments simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test, which requires the valuation of assets acquired and liabilities assumed using business combination accounting guidance. Under the new guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; but the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Also, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. Certain requirements are eliminated for any reporting unit with a zero or negative carrying amount; therefore, the same impairment assessment applies to all reporting units. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. We adopted the amendments effective January 1, 2020, with no material effect to our condensed consolidated results of operations, financial position, cash flows and disclosures. As required, we will apply the amendments on a prospective basis.
(c) Changes to the disclosure requirements for fair value measurement and defined benefit plans
In August 2018, the FASB issued amendments related to disclosure requirements for both fair value measurement and defined benefit plans.
The amendments concerning fair value measurement remove, modify and add certain disclosure requirements in order to improve the overall usefulness of the disclosures and reduce unnecessary costs to companies to prepare the disclosures. We adopted the amendments effective January 1, 2020, with no material effect to our disclosures. Certain amendments are to be applied prospectively, and all others are to be applied retrospectively.
The amendments concerning disclosure requirements for defined benefit plans are narrow in scope and apply to all employers that sponsor defined benefit pension or other postretirement plans. The amendments change annual disclosures requirements, including removal of disclosures that are no longer considered cost beneficial, adding certain new relevant disclosures and clarifying specific requirements of disclosures concerning information for defined benefit pension plans. We adopted the amendments effective January 1, 2020, and they will not materially affect the disclosures for our fiscal year ending December 31, 2020. As required, our application will be on a retrospective basis.
(d) Targeted improvements to related party guidance for VIEs
In October 2018, the FASB issued amendments that affect reporting entities that are required to determine whether they should consolidate a legal entity under the consolidation guidance applicable to VIEs. The targeted improvements specifically applicable to public business entities clarify that indirect interests held through related parties in common control arrangements should be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. We adopted the amendments effective January 1, 2020, with no material effect to our condensed consolidated results of operations, financial position, cash flows and disclosures.
(e) Clarifying guidance for certain collaborative arrangements with respect to revenue recognition
The FASB issued amendments in November 2018 to clarify the interaction between the guidance for certain collaborative arrangements and the guidance applicable to ASC 606. A collaborative arrangement is a contractual arrangement under which two or more parties actively participate in a joint operating activity and are exposed to significant risks and rewards that depend on the activity’s commercial success. The targeted improvements clarify that certain transactions between collaborative arrangement participants are within the scope of ASC 606 and thus subject to all of its guidance. We adopted the amendments effective January 1, 2020, with no material effect to our condensed consolidated results of operations, financial position, cash flows and disclosures. As required, we retrospectively applied the amendments to the date of our initial application of ASC 606.
Accounting Pronouncements Issued But Not Yet Adopted
The following are new accounting pronouncements not yet adopted, including those issued since December 31, 2019, that we have evaluated or are evaluating to determine their effect on our condensed consolidated financial statements.
(a) Simplifying the accounting for income taxes
In December 2019, the FASB issued an accounting standards update that is intended to reduce complexity in accounting for income taxes. The amendments remove specific exceptions to the general principles in ASC 740, Income Taxes, eliminating the need for an entity to analyze whether the following apply in a given period: (1) exception to the incremental approach for intra-period tax allocation; (2) exceptions to accounting for basis differences when there are ownership changes in foreign investments; and (3) exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. The amendments also improve financial statement preparers’ application of income-tax related guidance and simplify U. S. GAAP for: (1) franchise taxes that are partially based on income; (2) transactions with a government that result in a step up in the tax basis of goodwill; (3) separate financial statements of legal entities that are not subject to tax; and (4) enacted changes in tax laws in interim periods. The amendments are effective for public business entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period for which financial statements have not been issued, with adoption of all amendments in the same period. Application is on a retrospective and/or modified retrospective basis, or a prospective basis, depending on the amendment aspect. We expect our adoption will not materially affect our consolidated results of operations, financial position and cash flows.
(b) Facilitation of the effects of reference rate reform on financial reporting
In March 2020, the FASB issued amendments to provide temporary optional guidance to entities to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. The amendments respond to concerns about structural risks of interbank offered rates, and particularly, the risk of cessation of the London Interbank Offered Rate (LIBOR). The guidance is elective and applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform, around the end of 2021. The guidance applies to contracts that have modified terms that affect, or have the potential to affect, the amount or timing of contractual cash flows resulting from the discontinuance of the reference rate reform. The amendments are effective for all entities as of March 12, 2020, through December 31, 2022, although the FASB has indicated it will monitor developments in the marketplace and consider whether developments warrant an extension. We expect our adoption will not materially affect our consolidated results of operations, financial position and cash flows.

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
Other
Other, which does not represent a segment, includes miscellaneous Corporate revenues and intersegment eliminations.
Contract Costs and Contract Liabilities
We recognize an asset for incremental costs of obtaining a contract with a customer when we expect the benefit of those costs to be longer than one year. We have contract assets for costs from development success fees, which we paid for during the solar asset development period in 2018, and will amortize ratably into expense over the 15-year life of the power purchase agreement (PPA), expected to commence in December 2021 upon commercial operation. We also have a contract asset for costs incurred to cancel a PPA, which we will amortize over the 10-year contract period of the replacement PPA that will commence upon completion of the project. Contract assets totaled $12 million at both March 31, 2020 and December 31, 2019, and are presented in "Other non-current assets" on our condensed consolidated balance sheets.
We have contract liabilities for revenue from transmission congestion contract (TCC) auctions, for which we receive payment at the beginning of an auction period, and amortize ratably each month into revenue over the applicable auction period. The auction periods range from six months to two years. TCC contract liabilities totaled $5 million and $10 million at March 31, 2020 and December 31, 2019, respectively, and are presented in "Other current liabilities" on our condensed consolidated balance sheets. We recognized $5 million as revenue during both the three months ended March 31, 2020 and 2019.
Revenues disaggregated by major source for our reportable segments for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31, 2020
	Networks	Renewables	Other (b)	Total
(Millions)
Regulated operations – electricity	$873	$—	$—	$873
Regulated operations – natural gas	507	—	—	507
Nonregulated operations – wind	—	211	—	211
Nonregulated operations – solar	—	4	—	4
Nonregulated operations – thermal	—	10	—	10
Other(a)	19	28	—	47
Revenue from contracts with customers	1,399	253	—	1,652
Leasing revenue	1	—	—	1
Derivative revenue	—	70	—	70
Alternative revenue programs	56	—	—	56
Other revenue	5	5	—	10
Total operating revenues	$1,461	$328	$—	$1,789

	Three Months Ended March 31, 2019
	Networks	Renewables	Other (b)	Total
(Millions)
Regulated operations – electricity	$913	$—	$—	$913
Regulated operations – natural gas	625	—	—	625
Nonregulated operations – wind	—	182	—	182
Nonregulated operations – solar	—	5	—	5
Nonregulated operations – thermal	—	16	—	16
Other(a)	37	(7)	(4)	26
Revenue from contracts with customers	1,575	196	(4)	1,767
Leasing revenue	1	—	—	1
Derivative revenue	—	41	—	41
Alternative revenue programs	16	—	—	16
Other revenue	12	5	—	17
Total operating revenues	$1,604	$242	$(4)	$1,842

(a)	Primarily includes certain intra-month trading activities, billing, collection and administrative charges, sundry billings and other miscellaneous revenue.

(b)	Does not represent a segment. Includes Corporate and intersegment eliminations.
As of March 31, 2020 and December 31, 2019, accounts receivable balances related to contracts with customers were approximately $1,039 million and $1,050 million, respectively, including unbilled revenues of $312 million and $345 million, which are included in “Accounts receivable and unbilled revenues, net” on our condensed consolidated balance sheets.
As of March 31, 2020, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) were as follows:

As of March 31, 2020	2021	2022	2023	2024	2025	Thereafter	Total
(Millions)
Revenue expected to be recognized on multiyear retail energy sales contracts in place	$1	$1	$1	$1	$—	$—	$4
Revenue expected to be recognized on multiyear capacity and carbon-free energy sale contracts	35	19	11	8	7	17	97
Revenue expected to be recognized on multiyear renewable energy credit sale contracts	17	9	6	4	3	5	44
Total operating revenues	$53	$29	$18	$13	$10	$22	$145

As of March 31, 2020, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) for the remainder of 2020 was $64 million.
Note 5. Regulatory Assets and Liabilities
Pursuant to the requirements concerning accounting for regulated operations, our utilities capitalize, as regulatory assets, incurred and accrued costs that are probable of recovery in future electric and natural gas rates. We base our assessment of whether recovery is probable on the existence of regulatory orders that allow for recovery of certain costs over a specific period, or allow for reconciliation or deferral of certain costs. When costs are not treated in a specific regulatory order, we use regulatory precedent to determine if recovery is probable. Our operating utilities also record, as regulatory liabilities, obligations to refund previously collected revenue or to spend revenue collected from customers on future costs. The primary items that are not included in the rate base or accruing carrying costs are the regulatory assets for qualified pension and other postretirement benefits, which reflect unrecognized actuarial gains and losses; debt premium; environmental remediation costs, which are primarily the offset of accrued liabilities for future spending; unfunded future income taxes, which are the offset to the unfunded future deferred income tax liability recorded; asset retirement obligations; hedge losses; and contracts for differences. The total net amount of these items is approximately $1,728 million.

CMP Rate Case
In an order issued on February 19, 2020, the MPUC authorized an increase in CMP's distribution revenue requirement of $17 million, or approximately 7%, based on an allowed ROE of 9.25% and a 50% equity ratio. The rate increase is effective March 1, 2020. The MPUC also imposed a 1.00% ROE reduction (to 8.25%) for management efficiency associated with CMP’s customer service performance following the implementation of its new billing system in 2017. The management efficiency adjustment will remain in effect until CMP has demonstrated satisfactory customer service performance on four specified service quality measures for a period of 18 consecutive months with measurement commencing on March 1, 2020. The order provides additional funding for staffing increases, vegetation management programs and storm restoration costs, while retaining the basic tiered structure for storm cost recovery implemented in the 2014 stipulation. The MPUC order also retains the revenue decoupling mechanism implemented in 2014. The order denied CMP’s request to increase rates for higher costs associated with services provided by its affiliates and initiated a management audit to assess the quality of these services as well as the impacts of the AVANGRID management structure on the quality of CMP’s customer service.
NYSEG and RG&E Rate Plans and Rate Case Filings
On June 15, 2016, the New York State Public Service Commission (NYPSC) approved the Joint Proposal filed with the NYPSC by New York State Electric & Gas Corporation (NYSEG) and Rochester Gas and Electric Corporation (RG&E) and by certain other signatory parties on February 19, 2016, in connection with a three-year rate plan for electric and gas service at NYSEG and RG&E effective May 1, 2016. Following the approval of the Joint Proposal, most of the regulatory deferrals related to NYSEG are amortized over a five-year period, except the portion of storm costs to be recovered over ten years, unfunded deferred taxes being amortized over a period of 50 years and plant-related tax items which are amortized over the life of associated plant. Annual amortization expense for NYSEG is approximately $16.5 million per rate year. RG&E items that are being amortized are plant- related tax items, which are amortized over the life of associated plant, and unfunded deferred taxes being amortized over a period of 50 years. A majority of the other items related to RG&E, which net to a regulatory liability, remain deferred and will not be amortized until future proceedings.
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
On May 20, 2019, NYSEG and RG&E filed rate cases with the New York State Public Service Commission (NYPSC) for new tariffs. The effective date of new tariffs, assuming an approximately 11-month suspension period, will be April 20, 2020. The proposed rates facilitate the companies’ transition to a cleaner energy future while allowing for important initiatives such as vegetation management, hardening/resiliency and emergency preparedness. The companies are requesting delivery revenues to be based on a 9.50% ROE and 50% equity ratio. The below table provides a summary of the initial proposed delivery rate increases, delivery revenue percentages and total revenue percentages for all four businesses:

	Requested Revenue Increase	Delivery Revenue	Total Revenue
Utility	(Millions)%		%
NYSEG Electric	$156.7	20.4%	10.4%
NYSEG Gas	$6.3	3.0%	1.4%
RG&E Electric	$31.7	7.0%	4.1%
RG&E Gas	$5.8	3.3%	1.4%

Staff of the Department of Public Service (NYDPS Staff) and other parties filed responsive testimony on September 15, 2019. The NYDPS staff is recommending an 8.2% ROE and 48% equity. The NYDPS Staff recommended the following rate increases/decreases: NYSEG electric a rate increase of $76.7 million, NYSEG Gas a rate decrease of $15.9 million, RG&E Electric a rate increase of $0.7 million and RG&E Gas a rate decrease of $22.5 million. The NYDPS Staff is also recommending NYSEG credit the environmental reserve by $31.1 million due to the legal rulings in 2017 and 2018 that denied insurance claims against OneBeacon and Century Indemnity in an insurance lawsuit. The companies entered into settlement discussion with the NYDPS Staff and other parties in October 2019. On February 26, 2020, the companies filed notice with the NYPSC that an agreement in principle has been reached among the companies, the NYDPS Staff and certain other parties to the matter.
As a result of the novel coronavirus (COVID-19) pandemic, NYSEG and RG&E proposed additional time for settlement negotiations, including consideration of the impacts of the COVID-19 pandemic. The suspension date would be extended through September 13, 2020, subject to a “make-whole” provision that would keep NYSEG, RG&E and their customers in the same position they would have been absent the extension. The "make whole" provision covers the period back to April 17, 2020.
On March 23, 2020, the Public Utility Law Project (a party to the cases) submitted a letter motion requesting that the NYPSC administrative law judges assigned to preside over the rate cases require NYSEG and RG&E to pause settlement discussions and to provide new and accurate calculations based on the current and future expected economic impact of the COVID-19 pandemic. On March 31, 2020, the NYSEG and RG&E, Multiple Intervenors (a party to the cases), and NYDPS staff each filed a response in opposition to the motion. On April 7, 2020, the NYPSC administrative law judges issued a Ruling Denying Public Utility Law Project’s Motion, allowing settlement negotiations to continue. On April 22, 2020, the Public Utility Law Project and AARP filed an interlocutory appeal requesting that the NYPSC review the determination of the administrative law judges.
NYSEG, RG&E, NYPSC staff and other parties are continuing settlement negotiations and plan to address impacts of the COVID-19 pandemic. We cannot predict the outcome of these proceedings.
UI, CNG, SCG and BCG Rate Plans
In December 2016, the Connecticut Public Utilities Regulatory Authority (PURA) approved new distribution rate schedules for The United Illuminating Company (UI) for three years, which became effective January 1, 2017 and which, among other things, provide for annual tariff increases and an ROE of 9.10% based on a 50% equity ratio, continued UI’s existing earnings sharing mechanism (ESM) pursuant to which UI and its customers share on a 50/50 basis all distribution earnings above the allowed ROE in a calendar year, continued the existing decoupling mechanism and approved the continuation of the requested storm reserve. Any dollars due to customers from the ESM continue to be first applied against any storm regulatory asset balance (if one exists at that time) or refunded to customers through a bill credit if such storm regulatory asset balance does not exist.
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
In December 2018, PURA approved new tariffs for CNG effective January 1, 2019 for a three-year rate plan with rate increases of $9.9 million, $4.6 million and $5.2 million in 2019, 2020 and 2021, respectively. The new tariffs continued the RDM and DIMP mechanism. ESM and tariff increases are based on an ROE of 9.30% and an equity ratio of 54.00% in 2019, 54.50% in 2020 and 55.00% in 2021.
On January 18, 2019, the DPU approved new distribution rates for BGC providing for a $1.6 million distribution base rate increase effective February 1, 2019 (with a make-whole provision back to January 1, 2019), and an additional $0.7 million base distribution increase effective November 1, 2019, if certain investments are made by BGC. The distribution rate increase is based on a 9.70% ROE and 55% equity ratio. The new tariffs provide for the implementation of an RDM and pension expense tracker and also provide that BGC will not file to change base distribution rates to become effective before November 1, 2021.
Regulatory assets and liabilities
The regulatory assets and regulatory liabilities shown in the tables below result from various regulatory orders that allow for the deferral and/or reconciliation of specific costs. Regulatory assets and regulatory liabilities are classified as current when recovery or refund in the coming year is allowed or required through a specific order or when the rates related to a specific regulatory asset or regulatory liability are subject to automatic annual adjustment.

Regulatory assets as of March 31, 2020 and December 31, 2019, respectively, consisted of:

	March 31,	December 31,
As of	2020	2019
(Millions)
Pension and other post-retirement benefits cost deferrals	$113	$125
Pension and other post-retirement benefits	1,027	1,061
Storm costs	332	272
Rate adjustment mechanism	28	79
Revenue decoupling mechanism	61	19
Transmission revenue reconciliation mechanism	5	5
Contracts for differences	95	92
Hardship programs	24	29
Plant decommissioning	3	5
Deferred purchased gas	2	25
Deferred transmission expense	19	11
Environmental remediation costs	273	277
Debt premium	92	97
Unamortized losses on reacquired debt	29	29
Unfunded future income taxes	402	399
Federal tax depreciation normalization adjustment	152	153
Asset retirement obligation	20	17
Deferred meter replacement costs	26	27
Other	164	139
Total regulatory assets	2,867	2,861
Less: current portion	299	294
Total non-current regulatory assets	$2,568	$2,567

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
“Storm costs” for CMP, NYSEG, RG&E and UI are allowed in rates based on an estimate of the routine costs of service restoration. The companies are also allowed to defer service restoration costs resulting from major storms when they meet certain criteria for severity and duration. As of March 31, 2020, deferred storm costs include $74 million and $30 million at NYSEG being recovered over ten-year and five-year periods, respectively, beginning in 2016, and $136 million and $60 million at NYSEG and RG&E, respectively, not included in the Joint Proposal. The amounts not included in the Joint Proposal will be recovered through RAM or determined as part of the current rate proceedings.
“Rate adjustment mechanism” represents an interim rate change to return or collect certain defined reconciled revenues and costs for NYSEG and RG&E following the approval of the Joint Proposal by the NYPSC. The RAM, when triggered, is implemented in rates on July 1 of each year for return or collection over a twelve month period.
"Revenue decoupling mechanism" represents the mechanism established to disassociate the utility's profits from its delivery/commodity sales.
"Transmission revenue reconciliation mechanism" reflects differences in actual costs in the rate year from those used to set rates. This mechanism contains the Annual Transmission True up (ATU) which is recovered over the subsequent June to May period.
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
“Other” includes post-term amortization deferrals and various items subject to reconciliation including hedge losses and deferred property tax.

Regulatory liabilities as of March 31, 2020 and December 31, 2019, respectively, consisted of:

	March 31,	December 31,
As of	2020	2019
(Millions)
Energy efficiency portfolio standard	$71	$72
Gas supply charge and deferred natural gas cost	18	11
Pension and other post-retirement benefits cost deferrals	75	80
Carrying costs on deferred income tax bonus depreciation	43	49
Carrying costs on deferred income tax - Mixed Services 263(a)	14	15
2017 Tax Act	1,559	1,548
Revenue decoupling mechanism	11	17
Accrued removal obligations	1,179	1,173
Asset sale gain account	10	10
Economic development	27	27
Positive benefit adjustment	36	37
Theoretical reserve flow thru impact	12	14
Deferred property tax	35	17
Net plant reconciliation	23	23
Debt rate reconciliation	72	67
Rate refund – FERC ROE proceeding	32	32
Transmission congestion contracts	24	23
Merger-related rate credits	15	16
Accumulated deferred investment tax credits	13	13
Asset retirement obligation	17	14
Earning sharing provisions	28	28
Middletown/Norwalk local transmission network service collections	18	18
Low income programs	31	33
Non-firm margin sharing credits	12	16
New York 2018 winter storm settlement	11	11
Other	175	159
Total regulatory liabilities	3,561	3,523
Less: current portion	260	242
Total non-current regulatory liabilities	$3,301	$3,281

“Energy efficiency portfolio standard” represents the difference between revenue billed to customers through an energy efficiency charge and the costs of our energy efficiency programs as approved by the state authorities. This may be refunded to customers within the next year.
"Gas supply charge and deferred natural gas cost" reflects the actual costs of purchasing, transporting and storing of natural gas. Gas supply reconciliation is determined by comparing actual gas supply expenses to the monthly gas cost recoveries in rates. Prior rate year balances are collected/ returned to customers beginning the next calendar year.
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
“Carrying costs on deferred income tax bonus depreciation” represent the carrying costs benefit of increased accumulated deferred income taxes created by the change in tax law allowing bonus depreciation. A portion of this balance is amortized through current rates, the remaining portion will be refunded in future periods through future rate cases. The amortization period in current rates is five years and began in 2016.
"Carrying costs on deferred income tax - Mixed Services 263(a)" represent the carrying costs benefit of increased accumulated deferred income taxes created by Section 263 (a) IRC. A portion of this balance is amortized through current rates, the remaining portion will be refunded in future periods through future rate cases. The amortization period in current rates is five years and began in 2016.

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
"Revenue decoupling mechanism" represents the mechanism established to disassociate the utility's profits from its delivery/commodity sales.
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
“Economic development” represents the economic development program which enables NYSEG and RG&E to foster economic development through attraction, expansion and retention of businesses within its service territory. If the level of actual expenditures for economic development allocated to NYSEG and RG&E varies in any rate year from the level provided for in rates, the difference is refunded to customers. A portion of this balance is amortized through current rates, the remaining portion will be refunded in future periods through future rate cases. The amortization period in current rates is five years and began in 2016.
“Positive benefit adjustment” resulted from Iberdrola’s 2008 acquisition of AVANGRID (formerly Energy East Corporation). This is being used to moderate increases in rates. A portion of this balance is amortized through current rates, the remaining portion will be refunded in future periods through future rate cases. The amortization period in current rates is five years and began in 2016.
“Theoretical reserve flow thru impact” represents the differences from the rate allowance for applicable federal and state flow through impacts related to the excess depreciation reserve amortization. It also represents the carrying cost on the differences. A portion of this balance is amortized through current rates, the remaining portion will be refunded in future periods through future rate cases. The amortization period in current rates is five years and began in 2016.
"Deferred property tax" represents the difference between actual expense for property taxes recoverable from customers and the amount provided for in rates.
"Net plant reconciliation" represents the reconciliation of the actual electric and gas net plant and book depreciation to the targets set forth in the Joint Proposal.
"Debt rate reconciliation" represents the over/under collection of costs related to debt instruments identified in the rate case. Costs would include interest, commissions and fees versus amounts included in rates.
"Rate refund - FERC ROE proceeding" represents the reserve associated with the Federal Energy Regulatory Commission (FERC) proceeding around the base return on equity (ROE) reflected in ISO New England, Inc.’s (ISO-NE) open access transmission tariff (OATT). See Note 8 for more details.
"Transmission congestion contracts" represents deferral of Nine Mile 2 Nuclear Plant transmission congestion contract at RGE.
“Merger-related rate credits” resulted from the acquisition of UIL. This is being used to moderate increases in rates. During both the three months ended March 31, 2020 and 2019, $1 million of rate credits were applied against customer bills.
"Asset retirement obligation" represents the differences in timing of the recognition of costs associated with our AROs and the collection of such amounts through rates. This amount is being amortized at the related depreciation and accretion amounts of the underlying liability.
"Earning sharing provisions" represents the annual earnings over the earning sharing threshold.
"Middletown/Norwalk local transmission network service collections"
“Low income programs” represent various hardship and payment plan programs approved for recovery.
"New York 2018 winter storm settlement" represents the settlement amount with the NYSPSC following the comprehensive investigation of New York’s major utility companies’ preparation and response to March 2018 storms.

“Other” includes cost of removal being amortized through rates and various items subject to reconciliation including excess generation service charge, rate change levelization, RAM and transmission revenue reconciliation mechanism.
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
Restricted cash was $6 million as of both March 31, 2020 and December 31, 2019, and is included in "Other Assets" on our condensed consolidated balance sheets.

The financial instruments measured at fair value as of March 31, 2020 and December 31, 2019, respectively, consisted of:

As of March 31, 2020	Level 1	Level 2	Level 3	Netting	Total
(Millions)
Equity investments with readily determinable fair values	$37	$11	$—	$—	$48
Derivative assets
Derivative financial instruments - power	2	42	125	(63)	106
Derivative financial instruments - gas	1	33	32	(65)	1
Contracts for differences	—	—	2	—	2
Total	3	75	159	(128)	109
Derivative liabilities
Derivative financial instruments - power	(37)	(28)	(39)	98	(6)
Derivative financial instruments - gas	—	(22)	(6)	28	—
Contracts for differences	—	—	(97)	—	(97)
Derivative financial instruments – other	—	(39)	(2)	—	(41)
Total	$(37)	$(89)	$(144)	$126	$(144)

As of December 31, 2019	Level 1	Level 2	Level 3	Netting	Total
(Millions)
Equity investments with readily determinable fair values	$38	$13	$—	$—	$51
Derivative assets
Derivative financial instruments - power	4	23	120	(54)	93
Derivative financial instruments - gas	—	40	31	(71)	—
Contracts for differences	—	—	2	—	2
Total	4	63	153	(125)	95
Derivative liabilities
Derivative financial instruments - power	(28)	(43)	(29)	92	(8)
Derivative financial instruments - gas	(4)	(26)	(5)	33	(2)
Contracts for differences	—	—	(94)	—	(94)
Derivative financial instruments - other	—	(1)	—	—	(1)
Total	$(32)	$(70)	$(128)	$125	$(105)

The reconciliation of changes in the fair value of financial instruments based on Level 3 inputs for the three months ended March 31, 2020 and 2019, respectively, is as follows:

	Three Months Ended March 31,
(Millions)	2020	2019
Fair Value Beginning of Period,	$25	$(15)
Gains recognized in operating revenues	13	25
(Losses) recognized in operating revenues	(10)	(13)
Total gains recognized in operating revenues	3	12
Gains recognized in OCI	1	1
(Losses) recognized in OCI	(5)	(15)
Total gains recognized in OCI	(4)	(14)
Net change recognized in regulatory assets and liabilities	(3)	(2)
Purchases	—	—
Settlements	(6)	(3)
Fair Value as of March 31,	$15	$(22)
Gains for the period included in operating revenues attributable to the change in unrealized gains relating to financial instruments still held at the reporting date	$3	$12

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

As of March 31, 2020
Instruments	Instrument Description	Valuation Technique	Valuation Inputs	Index	Avg.	Max.	Min.
Fixed price power and gas swaps with delivery period > two years	Transactions with delivery periods exceeding two years	Transactions are valued against forward market prices on a discounted basis	Observable and extrapolated forward gas and power prices not all of which can be corroborated by market data for identical or similar products	NYMEX ($/MMBtu)	$2.84	$4.90	$1.60
				Indiana hub ($/MWh)	$30.15	$61.12	$16.79
				Mid C ($/MWh)	$24.68	$105.00	$(0.50)
				Minn hub ($/MWh)	$24.72	$52.17	$12.48
				NoIL hub ($/MWh)	$26.93	$55.39	$12.98
				Ercot S hub ($/MWh)	$31.20	$248.39	$11.41

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

Range at
Unobservable Input	March 31, 2020
Risk of non-performance	1.13% - 1.68%
Discount rate	0.37% - 0.55%
Forward pricing ($ per KW-month)	$2.00 - $7.03

Fair Value of Debt
As of March 31, 2020 and December 31, 2019, debt consisted of first mortgage bonds, unsecured pollution control notes and other various non-current debt securities. The estimated fair value of debt amounted to $7,963 million and $8,168 million as of March 31, 2020 and December 31, 2019, respectively. The estimated fair value was determined, in most cases, by discounting the future cash flows at market interest rates. The interest rates used to make these calculations take into account the credit ratings of the borrowers in each case. All debt is considered Level 2 within the fair value hierarchy.
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
(a) Networks activities
The tables below present Networks' derivative positions as of March 31, 2020 and December 31, 2019, respectively, including those subject to master netting agreements and the location of the net derivative positions on our condensed consolidated balance sheets:

As of March 31, 2020	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$2	$3	$2	$1
Derivative liabilities	(1)	(1)	(42)	(92)
	1	2	(40)	(91)
Designated as hedging instruments
Derivative assets	—	—	—	—
Derivative liabilities	—	—	(5)	(4)
	—	—	(5)	(4)
Total derivatives before offset of cash collateral	1	2	(45)	(95)
Cash collateral receivable	—	—	28	6
Total derivatives as presented in the balance sheet	$1	$2	$(17)	$(89)

As of December 31, 2019	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$1	$4	$1	$2
Derivative liabilities	(1)	(2)	(39)	(86)
	—	2	(38)	(84)
Designated as hedging instruments
Derivative assets	—	—	—	—
Derivative liabilities	—	—	(1)	(1)
	—	—	(1)	(1)
Total derivatives before offset of cash collateral	—	2	(39)	(85)
Cash collateral receivable	—	—	27	1
Total derivatives as presented in the balance sheet	$—	$2	$(12)	$(84)

The net notional volumes of the outstanding derivative instruments associated with Networks activities as of March 31, 2020 and December 31, 2019, respectively, consisted of:

	March 31,	December 31,
As of	2020	2019
(Millions)
Wholesale electricity purchase contracts (MWh)	4.7	5.1
Natural gas purchase contracts (Dth)	7.7	8.5
Fleet fuel purchase contracts (Gallons)	2.3	2.2

Derivatives not designated as hedging instruments
NYSEG and RG&E have an electric commodity charge that passes costs for the market price of electricity through rates. We use electricity contracts, both physical and financial, to manage fluctuations in electricity commodity prices in order to provide price stability to customers. We include the cost or benefit of those contracts in the amount expensed for electricity purchased when the related electricity is sold. We record changes in the fair value of electric hedge contracts to derivative assets and/or liabilities with an offset to regulatory assets and /or regulatory liabilities, in accordance with the accounting requirements concerning regulated operations.
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
The amounts for electricity hedge contracts and natural gas hedge contracts recognized in regulatory liabilities and assets as of March 31, 2020 and December 31, 2019 and amounts reclassified from regulatory assets and liabilities into income for the three months ended March 31, 2020 and 2019 are as follows:

(Millions)	Loss or Gain Recognized in Regulatory Assets/Liabilities		Location of Loss (Gain) Reclassified from Regulatory Assets/Liabilities into Income	Loss (Gain) Reclassified from Regulatory Assets/Liabilities into Income
As of				Three Months Ended March 31,
March 31, 2020	Electricity	Natural Gas	2020	Electricity	Natural Gas
Regulatory assets	$34	$—	Purchased power, natural gas and fuel used	$21	$5
December 31, 2019			2019
Regulatory assets	$24	$4	Purchased power, natural gas and fuel used	$4	$—

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
PURA has determined that costs associated with these CfDs will be fully recoverable by UI and CL&P through electric rates, and UI has deferred recognition of costs (a regulatory asset) or obligations (a regulatory liability), including carrying costs. For those CfDs signed by CL&P, UI records its approximate 20% portion pursuant to the cost-sharing agreement noted above. As of March 31, 2020, UI has recorded a gross derivative asset of $2 million ($0 of which is related to UI’s portion of the CfD signed by CL&P), a regulatory asset of $95 million, a gross derivative liability of $98 million ($94 million of which is related to UI’s portion of the CfD signed by CL&P) and a regulatory liability of $0. As of December 31, 2019, UI had recorded a gross derivative asset of $2 million ($0 of which is related to UI’s portion of the CfD signed by CL&P), a regulatory asset of $92 million, a gross derivative liability of $94 million ($92 million of which is related to UI’s portion of the CfD signed by CL&P) and a regulatory liability of $0.
The unrealized gains and losses from fair value adjustments to these derivatives, which are recorded in regulatory assets, for the three months ended March 31, 2020 and 2019, respectively, were as follows:

	Three Months Ended March 31,
	2020	2019
(Millions)
Derivative assets	$—	$(1)
Derivative liabilities	$(3)	$(1)

Derivatives designated as hedging instruments
The effect of derivatives in cash flow hedging relationships on Other Comprehensive Income (OCI) and income for the three months ended March 31, 2020 and 2019, respectively, consisted of:

Three Months Ended March 31,	(Loss) Gain Recognized in OCI on Derivatives (a)	Location of Loss Reclassified from Accumulated OCI into Income	Loss (Gain) Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2020
Interest rate contracts	$—	Interest expense	$1	$76
Commodity contracts	(2)	Purchased power, natural gas and fuel used	—	475
Foreign currency exchange contracts	(6)		—
Total	$(8)		$1
2019
Interest rate contracts	$—	Interest expense	$2	$78
Commodity contracts	1	Purchased power, natural gas and fuel used	—	563
Total	$1		$2
(a) Changes in accumulated OCI are reported on a pre-tax basis.
The net loss in accumulated OCI related to previously settled forward starting swaps and accumulated amortization is $54 million and $55 million as of March 31, 2020 and December 31, 2019, respectively. We recorded $1 million and $2 million in net derivative losses related to discontinued cash flow hedges for the three months ended March 31, 2020 and 2019, respectively. We will amortize approximately $3 million of discontinued cash flow hedges for the remainder of 2020.
Unrealized losses of $9 million on hedge derivatives are reported in OCI because the forecasted transactions are considered to be probable as of March 31, 2020. We expect that $2 million of those losses will be reclassified into earnings within the next twelve months. The maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted fleet fuel transactions is 12 months.

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
The net notional volumes of outstanding derivative instruments associated with Renewables activities as of March 31, 2020 and December 31, 2019, respectively, consisted of:

	March 31,	December 31,
As of	2020	2019
(MWh/Dth in millions)
Wholesale electricity purchase contracts	4	4
Wholesale electricity sales contracts	9	9
Natural gas and other fuel purchase contracts	29	29
Financial power contracts	11	10
Basis swaps – purchases	41	42
Basis swaps – sales	2	1

The fair values of derivative contracts associated with Renewables activities as of March 31, 2020 and December 31, 2019, respectively, consisted of:

	March 31,	December 31,
As of	2020	2019
(Millions)
Wholesale electricity purchase contracts	$(2)	$10
Wholesale electricity sales contracts	22	4
Natural gas and other fuel purchase contracts	—	(2)
Financial power contracts	79	73
Total	$99	$85

The tables below present Renewables' derivative positions as of March 31, 2020 and December 31, 2019, respectively, including those subject to master netting agreements and the location of the net derivative position on our condensed consolidated balance sheets:

As of March 31, 2020	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$35	$108	$37	$17
Derivative liabilities	(1)	(2)	(43)	(21)
	34	106	(6)	(4)
Designated as hedging instruments
Derivative assets	—	17	8	8
Derivative liabilities	—	(13)	(8)	(7)
	—	4	—	1
Total derivatives before offset of cash collateral	34	110	(6)	(3)
Cash collateral receivable (payable)	(11)	(27)	1	1
Total derivatives as presented in the balance sheet	$23	$83	$(5)	$(2)

As of December 31, 2019	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$23	$110	$42	$13
Derivative liabilities	(1)	(7)	(48)	(18)
	22	103	(6)	(5)
Designated as hedging instruments
Derivative assets	—	18	5	4
Derivative liabilities	—	(9)	(13)	(6)
	—	9	(8)	(2)
Total derivatives before offset of cash collateral	22	112	(14)	(7)
Cash collateral receivable (payable)	(11)	(30)	7	6
Total derivatives as presented in the balance sheet	$11	$82	$(7)	$(1)

Derivatives not designated as hedging instruments
The effects of trading and non-trading derivatives associated with Renewables activities for the three months ended March 31, 2020, consisted of:

	Three Months Ended
	March 31, 2020
	Trading	Non-trading	Total amount per income statement
(Millions)
Operating Revenues
Wholesale electricity purchase contracts	$(1)	$—
Wholesale electricity sales contracts	4	11
Financial power contracts	—	22
Total gain included in operating revenues	$3	$33	$1,789

Purchased power, natural gas and fuel used
Wholesale electricity purchase contracts	$—	$(11)
Financial power contracts	—	(6)
Financial and natural gas contracts	—	(2)
Total loss included in purchased power, natural gas and fuel used	$—	$(19)	$475
Total Gain	$3	$14
The effects of trading and non-trading derivatives associated with Renewables activities for the three months ended March 31, 2019, consisted of:

	Three Months Ended
	March 31, 2019
	Trading	Non-trading	Total amount per income statement
(Millions)
Operating Revenues
Wholesale electricity purchase contracts	$1	$—
Wholesale electricity sales contracts	—	(9)
Financial power contracts	(1)	(13)
Financial and natural gas contracts	(1)	(2)
Total loss included in operating revenues	$(1)	$(24)	$1,842

Purchased power, natural gas and fuel used
Wholesale electricity purchase contracts	$—	$20
Financial power contracts	—	1
Financial and natural gas contracts	—	7
Total gain included in purchased power, natural gas and fuel used	$—	$28	$563
Total (Loss) Gain	$(1)	$4

Derivatives designated as hedging instruments
The effect of derivatives in cash flow hedging relationships on accumulated OCI and income for the three months ended March 31, 2020 and 2019, respectively, consisted of:

Three Months Ended March 31,	Gain (Loss) Recognized in OCI on Derivatives (a)	Location of Loss (Gain) Reclassified from Accumulated OCI into Income	Loss (Gain) Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2020
Commodity contracts	$7	Operating revenues	$—	$1,789
2019
Commodity contracts	$(20)	Operating revenues	$—	$1,842
(a) Changes in OCI are reported on a pre-tax basis.
Amounts are reclassified from accumulated OCI into income in the period during which the transaction being hedged affects earnings or when it becomes probable that a forecasted transaction being hedged would not occur. Notwithstanding future changes in prices, approximately $3 of gains included in accumulated OCI at March 31, 2020, is expected to be reclassified into earnings within the next twelve months. We did not record any net derivative losses related to discontinued cash flow hedges for both the three months ended March 31, 2020 and 2019.
(c) Interest rate swaps
AVANGRID uses financial derivative instruments from time to time to alter its fixed and floating rate debt balances or to hedge fixed rates in anticipation of future fixed rate issuances. We previously settled interest rate swaps designated as cash flow hedges related to the issuance of $750 million in debt. The net loss in accumulated OCI related to these interest rate swaps is $37 million and $38 million as of March 31, 2020 and December 31, 2019, respectively. We amortized into income $1 million and $0 of the loss related to the settled interest rate swaps for the three months ended March 31, 2020 and 2019, respectively. We will amortize approximately $3 million of the net loss on the interest rate swaps for the remainder of 2020.
On January 31, 2020, AVANGRID entered into two forward interest rate swaps, with a total notional amount of $600 million, to hedge the issuance of forecasted fixed rate debt. The forward interest rate swaps are designated and qualify as cash flow hedges and were settled upon the second quarter debt issuance described in Note 15. The gains or losses on the interest rate swap derivatives are reported as a component of accumulated OCI and will be reclassified into earnings in the period or periods during which the related interest expense of the forecasted debt is incurred.
The table below presents our interest rate swap derivative positions as of March 31, 2020 and December 31, 2019, respectively, including the location of the net derivative positions on our condensed consolidated balance sheets:

As of March 31, 2020	Current Liabilities
(Millions)
Designated as hedging instruments
Derivative liabilities	$(31)

As of December 31, 2019
Designated as hedging instruments
Derivative liabilities	$—

The effect of derivatives in cash flow hedging relationships on accumulated OCI for the three months ended March 31, 2020 and 2019, respectively, consisted of:

Three Months Ended March 31,	(Loss) Recognized in OCI on Derivatives (a)	Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2020
Interest rate contracts	$(31)	Interest expense	$1	$76
2019
Interest rate contracts	$(20)	Interest expense	$—	$78
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
The wholesale power supply agreements of UI contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit rating on senior debt were to fall below investment grade. If such an event had occurred as of March 31, 2020, UI would have had to post an aggregate of approximately $16 million in collateral.
We have various master netting arrangements in the form of multiple contracts with various single counterparties that are subject to contractual agreements that provide for the net settlement of all contracts through a single payment. Those arrangements reduce our exposure to a counterparty in the event of a default on or termination of any single contract. For financial statement presentation purposes, we offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim or the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. The amounts of cash collateral under master netting arrangements that have not been offset against net derivative positions were $17 million and $21 million as of March 31, 2020 and December 31, 2019, respectively. Derivative instruments settlements and collateral payments are included throughout the “Changes in operating assets and liabilities” section of operating activities in our condensed consolidated statements of cash flows.
Certain of our derivative instruments contain provisions that require us to maintain an investment grade credit rating on our debt from each of the major credit rating agencies. If our debt were to fall below investment grade, we would be in violation of those provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit risk related contingent features that are in a liability position as of March 31, 2020 is $35 million, for which we have posted collateral.
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

On October 16, 2014, the FERC issued its decision in Complaint I, setting the base ROE at 10.57% and a maximum total ROE of 11.74% (base plus incentive ROEs) for the October 2011 – December 2012 period as well as prospectively from October 16, 2014. On March 3, 2015, the FERC upheld its decision and further clarified that the 11.74% ROE cap will be applied on a project specific basis and not on a transmission owner’s total average transmission return. The complaints were consolidated and the administrative law judge issued an initial decision on March 22, 2016. The initial decision determined that, (1) for the fifteen month refund period in Complaint II, the base ROE should be 9.59% and that the ROE Cap (base ROE plus incentive ROEs) should be 10.42% and (2) for the fifteen month refund period in Complaint III and prospectively, the base ROE should be 10.90% and that the ROE Cap should be 12.19%. The initial decision in Complaints II and III is the administrative law judge’s recommendation to the FERC Commissioners.
CMP and UI reserved for refunds for Complaints I, II and III consistent with the FERC’s March 3, 2015 decision in Complaint I. Refunds were provided to customers for Complaint I. The CMP and UI total reserve associated with Complaints II and III is $25 million and $7 million, respectively, as of March 31, 2020, which has not changed since December 31, 2019, except for the accrual of carrying costs. If adopted as final by the FERC, the impact of the initial decision by the FERC administrative law judge would be an additional aggregate reserve for Complaints II and III of $17 million, which is based upon currently available information for these proceedings.
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
A hearing was held before a FERC administrative law judge in November and early December 2015. A preliminary proposed ruling by the administrative law judge was issued on April 12, 2016. The proposed ruling found no evidence that Renewables had engaged in any unlawful market conduct that would justify finding the Renewables power purchase agreements unjust and unreasonable. However, the proposed ruling did conclude that the price of the power purchase agreements imposed an excessive burden on customers in the amount of $259 million. Renewables position, as presented at hearings and agreed by the FERC trial staff, is that Renewables entered into bilateral power purchase contracts appropriately and complied with all applicable legal standards and requirements. The parties have submitted briefs on exceptions to the administrative law judge’s proposed ruling to the FERC. There is no specific timetable for the FERC's ruling. In April 2018, Renewables requested, based on the nearly two years of delay from the preliminary proposed ruling and the Supreme Court precedent, that the FERC issue a final decision expeditiously. We cannot predict the outcome of this proceeding.
Class Action Regarding LDC Gas Transportation Service on Algonquin Gas Transmission
PNE Energy Supply LLC v. Eversource Energy and Avangrid, Inc. - Class Action. On August 10, 2018, PNE Energy Supply LLC, a competitive energy supplier located in New England that purchases electricity in the day-ahead and real time wholesale electric market, filed a civil antitrust action, on behalf of itself and those similarly situated, against the Company and Eversource alleging that their respective gas subsidiaries illegally manipulated the supply of pipeline capacity in the “secondary capacity market” in order to artificially inflate New England natural gas and electricity prices. These allegations were also based on the conclusions of the whitepaper issued by EDF. The plaintiff claims to represent entities who purchased electricity directly in the wholesale electricity market that it claims was targeted by the alleged anticompetitive conduct of Eversource and the Company. On September 28, 2018, the Company filed a Motion to Dismiss all of the claims based on federal preemption and lack of any evidence of antitrust behavior, citing, among other reasons, the results of the FERC staff inquiry and the dismissal of the related case, "Breiding et al. v. Eversource and Avangrid," by the same court in September. The plaintiffs filed opposition to the motion to dismiss on October 26, 2018 and the Company filed a reply on November 15, 2018. The district court heard oral arguments on the motion to dismiss on January 18, 2019. On April 26, 2019, the Company filed a brief in support of its motion to dismiss, and on June 7, 2019, the district court granted the Company’s Motion to Dismiss and dismissed all claims. On July 3, 2019, the plaintiffs filed notice of appeal in the U.S. Court of Appeals for the First Circuit and, on October 18, 2019, filed a brief in support of appeal. On January 2, 2020, the Company and Eversource filed a joint motion in opposition and on January 23, 2020, the plaintiffs filed a reply brief. On April 9, 2020, the U.S. Court of Appeals for the First Circuit canceled oral arguments of the appeal and ordered the case to be decided on the briefs without oral argument. We cannot predict the outcome of this class action lawsuit.
Gas Storage Indemnification Claims
On May 1, 2018, ARHI closed a transaction to sell our gas storage business to Amphora Gas Storage USA, LLC. On October 30, 2019, ARHI received notice of a claim for indemnification from Amphora Gas Storage USA, LLC under the purchase agreement with respect to such sale in the amount of approximately $20 million related to, among other things, certain alleged violations of occupational, health and safety requirements, the condition and sufficiency of assets and a third party intellectual property infringement claim. Pursuant to the terms of the purchase agreement, the aggregate amount for which ARHI may be responsible to indemnify Amphora Gas Storage USA, LLC for all claims arising under the purchase agreement, other than those related to certain fundamental representations, tax matters and claims involving fraud, shall not exceed 15% of the purchase price, or approximately $10 million. ARHI has disputed this claim for indemnification. We cannot predict the outcome of this matter.
Guarantee Commitments to Third Parties
As of March 31, 2020, we had approximately $441 million of standby letters of credit, surety bonds, guarantees and indemnifications outstanding. These instruments provide financial assurance to the business and trading partners of AVANGRID and its subsidiaries in their normal course of business. The instruments only represent liabilities if AVANGRID or its subsidiaries fail to deliver on contractual obligations. We therefore believe it is unlikely that any material liabilities associated with these instruments will be incurred and, accordingly, as of March 31, 2020, neither we nor our subsidiaries have any liabilities recorded for these instruments.
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
We have recorded an estimated liability of $6 million related to eleven of the twenty-five sites. We have paid remediation costs related to the remaining fourteen sites and do not expect to incur additional liabilities. Additionally, we have recorded an estimated liability of $9 million related to another eleven sites where we believe it is probable that we will incur remediation and/or monitoring costs, although we have not been notified that we are among the potentially responsible parties or that we are regulated under State Resource Conservation and Recovery Act programs. It is possible the ultimate cost to remediate these sites may be significantly more than the accrued amount. Our estimate for costs to remediate these sites ranges from $13 million to $23 million as of March 31, 2020. Factors affecting the estimated remediation amount include the remedial action plan selected, the extent of site contamination, and the allocation of the clean-up costs.
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
Our estimate for all costs related to investigation and remediation of the fifty-three sites ranges from $158 million to $424 million as of March 31, 2020. Our estimate could change materially based on facts and circumstances derived from site investigations, changes in required remedial actions, changes in technology relating to remedial alternatives and changes to current laws and regulations.
Certain of our Connecticut and Massachusetts regulated gas companies own or have previously owned properties where MGPs had historically operated. MGP operations have led to contamination of soil and groundwater with petroleum hydrocarbons, benzene and metals, among other things, at these properties, the regulation and cleanup of which is regulated by the federal Resource Conservation and Recovery Act as well as other federal and state statutes and regulations. Each of the companies has or had an ownership interest in one or more such properties contaminated as a result of MGP-related activities. Under the existing regulations, the cleanup of such sites requires state and at times, federal, regulators’ involvement and approval before cleanup can commence. In certain cases, such contamination has been evaluated, characterized and remediated. In other cases, the sites have been evaluated and characterized, but not yet remediated. Finally, at some of these sites, the scope of the contamination has not yet been fully characterized; no liability was recorded related to these sites as of March 31, 2020 and no amount of loss, if any, can be reasonably estimated at this time. In the past, the companies have received approval for the recovery of MGP-related remediation expenses from customers through rates and will seek recovery in rates for ongoing MGP-related remediation expenses for all of their MGP sites.
As of both March 31, 2020 and December 31, 2019, the liability associated with our MGP sites in Connecticut was $97 million, the remediation costs of which could be significant and will be subject to a review by PURA as to whether these costs are recoverable in rates.
Our total recorded liability to investigate and perform remediation at all known inactive MGP sites discussed above and other sites was $342 million and $349 million as of March 31, 2020 and December 31, 2019, respectively. We recorded a corresponding regulatory asset, net of insurance recoveries and the amount collected from FirstEnergy, as described below, because we expect to recover the net costs in rates. Our environmental liability accruals are recorded on an undiscounted basis and are expected to be paid through the year 2056.
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
English Station
In January 2012, Evergreen Power, LLC (Evergreen Power) and Asnat Realty LLC (Asnat), then owners of a former generation site on the Mill River in New Haven (English Station) that UI sold to Quinnipiac Energy in 2000, filed a lawsuit in federal district court in Connecticut related to environmental remediation at the English Station site. This proceeding was stayed in 2014 pending resolutions of other proceedings before the Connecticut Department of Energy and Environmental Protection (DEEP) concerning the English Station site. In December 2016, the court administratively closed the file without prejudice to reopen upon the filing of a motion to reopen by any party.
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

As of March 31, 2020 and December 31, 2019, the amount reserved for this matter was $15 million and $16 million, respectively. We cannot predict the outcome of this matter.
On April 24, 2020, ACV Environmental Services Company (ACV) filed a lawsuit in Connecticut Superior Court against UI arising out of a contract dispute for services rendered by ACV in the demolition of the Station B at the English Station site. The complaint seeks damages in the amount of $5 million on claims of breach of contract, breach of the covenant of good faith and fair dealing, quantum merit, and unjust enrichment. The claims arise from the alleged non-payment of certain change order requests. We cannot predict the outcome of this matter.
Note 10. Post-retirement and Similar Obligations
We made $10 million of pension contributions for the three months ended March 31, 2020. We expect to make additional contributions of $73 million for the remainder of 2020.
The components of net periodic benefit cost for pension benefits for the three months ended March 31, 2020 and 2019, respectively, consisted of:

	Three Months Ended March 31,
	2020	2019
(Millions)
Service cost	$12	$10
Interest cost	27	33
Expected return on plan assets	(50)	(48)
Amortization of:
Actuarial loss	31	30
Net Periodic Benefit Cost	$20	$25
The components of net periodic benefit cost for postretirement benefits for the three months ended March 31, 2020 and 2019, respectively, consisted of:

	Three Months Ended March 31,
	2020	2019
(Millions)
Service cost	$1	$1
Interest cost	3	4
Expected return on plan assets	(2)	(2)
Amortization of:
Prior service costs	(2)	(2)
Net Periodic Benefit Cost	$—	$1

Note 11. Equity
As of March 31, 2020, our share capital consisted of 500,000,000 shares of common stock authorized, 309,752,140 shares issued and 309,005,485 shares outstanding, 81.5% of which are owned by Iberdrola, each having a par value of $0.01, for a total value of common stock of $3 million and additional paid in capital of $13,667 million. As of December 31, 2019, our share capital consisted of 500,000,000 shares of common stock authorized, 309,752,140 shares issued and 309,005,272 shares outstanding, 81.5% of which were owned by Iberdrola, each having a par value of $0.01, for a total value of common stock capital of $3 million and additional paid in capital of $13,660 million. We had 485,597 and 485,810 shares of common stock held in trust, respectively, and no convertible preferred shares outstanding as of March 31, 2020 and December 31, 2019. During the three months ended March 31, 2020 we issued no shares of common stock and released 213 shares of common stock held in trust. During the three months ended March 31, 2019, we issued no shares of common stock and released no shares of common stock held in trust.
We maintain a repurchase agreement with J.P. Morgan Securities, LLC. (JPM), pursuant to which JPM will, from time to time, acquire, on behalf of AVANGRID, shares of common stock of AVANGRID. The purpose of the stock repurchase program is to allow AVANGRID to maintain the relative ownership percentage by Iberdrola at 81.5%. The stock repurchase program may be suspended or discontinued at any time upon notice. As of March 31, 2020, 261,058 shares have been repurchased in the open market, all of which are included as AVANGRID treasury shares. The total cost of all repurchases, including commissions, was $12 million as of March 31, 2020. No shares have been repurchased since 2018.

Accumulated Other Comprehensive Loss
Accumulated Other Comprehensive Loss for the three months ended March 31, 2020 and 2019, respectively, consisted of:

	As of December 31,	Three Months Ended March 31,	As of March 31,	As of December 31,	Adoption of new accounting	Three Months Ended March 31,	As of March 31,
	2019	2020	2020	2018	standard	2019	2019
(Millions)
Change in revaluation of defined benefit plans	$(12)	$—	$(12)	$(11)	$(2)	$—	$(13)
Loss on nonqualified pension plans	(7)	—	(7)	(6)	—	—	(6)
Unrealized loss during period on derivatives qualifying as cash flow hedges, net of income tax benefit of $(8.5) for 2020 and $(10.9) for 2019	(13)	(23)	(36)	9	—	(29)	(20)
Reclassification to net income of losses on cash flow hedges, net of income tax expense (benefit) of $0.3 for 2020 and $0.7 for 2019(a)	(63)	2	(61)	(64)	(10)	2	(72)
Loss on derivatives qualifying as cash flow hedges	(76)	(21)	(97)	(55)	(10)	(27)	(92)
Accumulated Other Comprehensive Loss	$(95)	$(21)	$(116)	$(72)	$(12)	$(27)	$(111)
(a)Reclassification is reflected in the operating expenses line item in our condensed consolidated statements of income.
Note 12. Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to AVANGRID by the weighted-average number of shares of our common stock outstanding. During the three months ended March 31, 2020 and 2019, while we did have securities that were dilutive, these securities did not result in a change in our earnings per share calculation for the three months ended March 31, 2020 and 2019.
The calculations of basic and diluted earnings per share attributable to AVANGRID, for the three months ended March 31, 2020 and 2019, respectively, consisted of:

	Three Months Ended March 31,
	2020	2019
(Millions, except for number of shares and per share data)
Numerator:
Net income attributable to AVANGRID	$240	$217
Denominator:
Weighted average number of shares outstanding - basic	309,491,082	309,491,082
Weighted average number of shares outstanding - diluted	309,623,573	309,712,308
Earnings per share attributable to AVANGRID
Earnings Per Common Share, Basic	$0.78	$0.70
Earnings Per Common Share, Diluted	$0.78	$0.70

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
The chief operating decision maker evaluates segment performance based on segment adjusted net income defined as net income adjusted to exclude restructuring charges, mark-to-market earnings from changes in the fair value of derivative instruments and accelerated depreciation derived from repowering of wind farms.
Products and services are sold between reportable segments and affiliate companies at cost. Segment income, expense and assets presented in the accompanying tables include all intercompany transactions that are eliminated in our condensed consolidated financial statements. Refer to Note 4 - Revenue for more detailed information on revenue by segment.
Segment information as of and for the three months ended March 31, 2020, consisted of:

Three Months Ended March 31, 2020	Networks	Renewables	Other (a)	AVANGRID Consolidated
(Millions)
Revenue - external	$1,461	$328	$—	$1,789
Depreciation and amortization	148	103	—	251
Operating income	309	13	5	327
Earnings (losses) from equity method investments	2	(8)	—	(6)
Interest expense, net of capitalization	68	1	7	76
Income tax expense (benefit)	43	(30)	(1)	12
Adjusted net income	198	46	(8)	236
Capital expenditures	437	305	—	742
As of March 31, 2020
Property, plant and equipment	16,036	9,442	10	25,488
Equity method investments	138	518	—	656
Total assets	$23,355	$11,942	$(704)	$34,593
(a) Includes Corporate and intersegment eliminations.
Segment information for the three months ended March 31, 2019 and as of December 31, 2019, consisted of:

Three Months Ended March 31, 2019	Networks	Renewables	Other (a)	AVANGRID Consolidated
(Millions)
Revenue - external	$1,600	$242	$—	$1,842
Revenue - intersegment	4	—	(4)	—
Depreciation and amortization	134	88	—	222
Operating income (loss)	331	13	(3)	341
Earnings (losses) from equity method investments	3	(2)	—	1
Interest expense, net of capitalization	68	4	6	78
Income tax expense (benefit)	64	1	(24)	41
Adjusted net income	201	5	13	219
Capital expenditures	324	101	—	425
As of December 31, 2019
Property, plant and equipment	15,840	9,368	10	25,218
Equity method investments	139	506	—	645
Total assets	$23,250	$13,163	$(1,997)	$34,416
(a) Includes Corporate and intersegment eliminations.

Reconciliation of Adjusted Net Income to Net Income attributable to AVANGRID for the three months ended March 31, 2020 and 2019, respectively, is as follows:

	Three Months Ended March 31,
	2020	2019
(Millions)
Adjusted Net Income Attributable to Avangrid, Inc.	$236	$219
Adjustments:
Mark-to-market earnings - Renewables (1)	18	3
Restructuring charges (2)	(3)	—
Accelerated depreciation from repowering (3)	(10)	(5)
Income tax impact of adjustments	(2)	—
Net Income Attributable to Avangrid, Inc.	$240	$217

(1)	Mark-to-market earnings relates to earnings impacts from changes in the fair value of Renewables' derivative instruments associated with electricity and natural gas.

(2)	Restructuring and severance related charges relate to costs to implement an initiative to mitigate costs and achieve sustainable growth.

(3)	Represents the amount of accelerated depreciation derived from repowering of wind farms in Renewables.
Note 14. Related Party Transactions
We engage in related party transactions that are generally billed at cost and in accordance with applicable state and federal commission regulations.
Related party transactions for the three months ended March 31, 2020 and 2019, respectively, consisted of:

Three Months Ended March 31,	2020		2019
(Millions)	Sales To	Purchases From	Sales To	Purchases From
Iberdrola Renovables Energía, S.L.	$—	$(2)	$—	$(4)
Iberdrola Financiación, S.A.	$—	$(1)	$—	$—
Iberdrola, S.A.	$—	$(10)	$—	$(10)
Vineyard Wind	$2	$—	$—	$—
Other	$—	$—	$—	$(1)
In addition to the statements of income items above, we made purchases of turbines for wind farms from Siemens-Gamesa, in which Iberdrola had an 8.1% ownership interest until Iberdrola sold its interest in February 2020. After the sale, the turbine purchases are no longer considered related party transactions. The amounts capitalized for transactions while Siemens-Gamesa was considered a related party were $11 million and $18 million for the periods ended March 31, 2020 and December 31, 2019, respectively.
Related party balances as of March 31, 2020 and December 31, 2019, respectively, consisted of:

As of	March 31, 2020		December 31, 2019
(Millions)	Owed By	Owed To	Owed By	Owed To
Iberdrola, S.A.	$1	$(10)	$1	$(42)
Iberdrola Renovables Energía, S.L.	$—	$(2)	$—	$—
Iberdrola Financiación, S.A.	$—	$(1)	$—	$—
Vineyard Wind	$3	$—	$5	$—
Iberdrola Solutions	$—	$(14)	$—	$—
Siemens-Gamesa (a)	$—	$—	$—	$(18)
Other	$—	$(2)	$4	$(4)

(a) After Iberdrola's sale of its interest of Siemens-Gamesa in February 2020, transactions with Siemens-Gamesa are no longer considered related party.
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
We have a bi-lateral demand note agreement with Iberdrola Solutions, LLC, which had a notes payable balance of $14 million and $0, respectively, as of March 31, 2020 and December 31, 2019.
There have been no guarantees provided or received for any related party receivables or payables. These balances are unsecured and are typically settled in cash. Interest is not charged on regular business transactions but is charged on outstanding loan balances. There have been no impairments or provisions made against any affiliated balances.
Networks holds an approximate 20% ownership interest in New York TransCo, LLC (New York TransCo). Through New York TransCo, Networks has formed a partnership with Central Hudson Gas and Electric Corporation, Consolidated Edison, Inc., National Grid, plc and Orange and Rockland Utilities, Inc. to develop a portfolio of interconnected transmission lines and substations to fulfill the objectives of the New York energy highway initiative, which is a proposal to install up to 3,200 MW of new electric generation and transmission capacity in order to deliver more power generated from upstate New York power plants to downstate New York. On April 8, 2019, New York Transco was selected as the developer for Segment B of the AC Transmission Public Policy Project by the NYISO. The selected project, New York Energy Solution (NYES), replaces nearly 80-year old transmission assets located in the upper to mid-Hudson Valley with streamlined, modernized technology, to enable surplus clean energy resources in upstate New York and help achieve the State’s energy goals. The total project cost is $600 million, plus interconnection costs. NYSEG’s contribution as 20% co-owner is $120 million. As of both March 31, 2020 and December 31, 2019, the amount receivable from New York TransCo was $0.
We hold a 50% voting interest in Vineyard Wind, LLC (Vineyard Wind), a joint venture with Copenhagen Infrastructure Partners. Vineyard Wind acquired an easement from the U.S. Bureau of Ocean Energy Management containing rights to develop offshore wind generation in a 260 square-mile area located southeast of Martha’s Vineyard. The area subject to easement has the capacity for siting up to approximately 3,000 MW. In May 2018, Vineyard Wind was selected by the Massachusetts Electric Distribution Companies (EDCs) to construct and operate Vineyard Wind’s proposed 800 MW wind farm and electricity transmission project pursuant to the Massachusetts Green Communities Act Section 83C RFP for offshore wind energy projects. In 2019, DEEP selected Vineyard Wind to provide 804 MW of offshore wind through the development of its Park City Wind Project. Under the provisions of the LLC agreement, Renewables has contributed $137 million to Vineyard Wind. Contributions were made to a second offshore development project of $106 million to enter into the easement contract. We expect to provide additional capital contributions. The amount receivable from Vineyard was $3 million and $5 million as of March 31, 2020 and December 31, 2019, respectively.
AVANGRID manages its overall liquidity position as part of the Iberdrola Group and is a party to a liquidity agreement with a financial institution, along with certain members of the Iberdrola Group. Cash surpluses remaining after meeting the liquidity requirements of AVANGRID and its subsidiaries may be deposited at the financial institution. Deposits, or credit balances, serve as collateral against the debit balances of other parties to the liquidity agreement. The balance at March 31, 2020 and December 31, 2019, was zero and $150 million, respectively.
AVANGRID has a credit facility with Iberdrola Financiacion, S.A.U., a company of the Iberdrola Group. The facility has a limit of $500 million and matures on June 18, 2023. AVANGRID pays a facility fee of 10.5 basis points annually on the facility. As of March 31, 2020 and December 31, 2019, there was no outstanding amount under this credit facility.
Note 15. Other Financial Statement Items
Accounts receivable and unbilled revenue, net
Accounts receivable and unbilled revenues, net as of March 31, 2020 and December 31, 2019 consisted of:

As of	March 31, 2020	December 31, 2019
(Millions)
Trade receivables and unbilled revenues	$1,150	$1,151
Allowance for credit losses	(73)	(69)
Accounts receivable and unbilled revenues, net	$1,077	$1,082

The change in the allowance for credit losses for the three months ended March 31, 2020 and 2019 consisted of:

	Three Months Ended March 31,
(Millions)	2020	2019
As of January 1,	$69	$62
Current period provision	19	21
Write-off as uncollectible	(15)	(17)
As of March 31,	$73	$66

Deferred Payment Arrangements (DPA) receivable balances were $63 million and $65 million at March 31, 2020 and December 31, 2019, respectively. The allowance for credit losses for DPAs at both March 31, 2020 and December 31, 2019 was $33 million. Furthermore, the change in the allowance for credit losses associated with the DPAs for the three months ended March 31, 2020 and 2019 was $0 and $1 million, respectively.
Prepayments and other current assets
Included in prepayments and other current assets are $152 million and $123 million of prepaid other taxes as of March 31, 2020 and December 31, 2019, respectively.
Property, plant and equipment and intangible assets
The accumulated depreciation and amortization as of March 31, 2020 and December 31, 2019, respectively, were as follows:

	March 31,	December 31,
As of	2020	2019
(Millions)
Property, plant and equipment
Accumulated depreciation	$9,262	$9,059
Intangible assets
Accumulated amortization	$308	$305

Debt
As of March 31, 2020 and December 31, 2019, "Notes Payable" consisted of $383 million and $562 million, respectively, of commercial paper outstanding and $350 million and $0, respectively, drawn on our revolving credit facility, presented net of discounts on our condensed consolidated balance sheets.
On April 9, 2020, AGR issued $750 million aggregate principal amount of unsecured notes maturing in 2025 at a fixed interest rate of 3.20%.
Note 16. Income Tax Expense
The effective tax rate, inclusive of federal and state income tax, for the three months ended March 31, 2020, was 5.0% which is below the federal statutory tax rate of 21%, primarily due to the recognition of production tax credits associated with wind production and the effect of the excess deferred tax amortization resulting from the Tax Act.
The effective tax rate, inclusive of federal and state income tax, for the three months ended March 31, 2019, was 16.0% which is lower than the federal statutory tax rate of 21%, primarily due to the recognition of production tax credits associated with wind production, partially offset by discrete tax adjustments recorded during the period.
Note 17. Stock-Based Compensation Expense
The Avangrid, Inc. Amended and Restated Omnibus Incentive Plan (the Plan) provides for, among other things, the issuance of performance stock units (PSUs), restricted stock units (RSUs) and phantom share units (Phantom Shares).
In June and October 2018, 60,000 and 8,000 RSUs, respectively, were granted to certain officers of AVANGRID. The RSUs vest in full in one installment in June and December 2020, respectively, for each award, provided that the award holders remain continuously employed with AVANGRID through such dates. The fair value on the grant date was determined based on a price of $50.40 and $47.59 per share, respectively, for June and October 2018 awards.
In February 2020, a total number of 208,268 PSUs, before applicable taxes, were approved to be earned by participants based on achievement of certain performance metrics related to the 2016 through 2019 plan and will be payable in three equal installments, net of applicable taxes, in 2020, 2021 and 2022. The remaining unvested PSUs were forfeited.

On March 18, 2020, 167,060 Phantom Shares were granted to certain AVANGRID executives and employees. These awards will vest in three equal installments in 2020, 2021 and 2022 and will be settled in a cash amount equal to the number of Phantom Shares multiplied by the closing share price of AVANGRID’s common stock on the respective vesting dates, subject to continued employment. The liability of these awards is measured based on the closing share price of AVANGRID’s common stock at each reporting date until the date of settlement. As of March 31, 2020, the total liability is $1 million, which is included in other current and non-current liabilities.
The total stock-based compensation expense, which is included in "Operations and maintenance" in our condensed consolidated statements of income, for the three months ended March 31, 2020 and 2019 was $7 million and $1 million, respectively.
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
On March 2, 2020, we closed on two TEF agreements, receiving $237 million from two tax equity investors related to two wind farms that reached commercial operation. The two wind farms are the first in a portfolio of companies called Aeolus Wind Power VII, LLC (Aeolus VII). One more newly constructed wind farm and one wind farm undergoing a repowering will become a part of Aeolus VII once the projects are complete and TEF agreements are finalized. The four wind farms expected to be part of Aeolus VII will total 681 MW of wind power.
The assets and liabilities of the VIEs totaled approximately $1,497 million and $56 million, respectively, at March 31, 2020. As of December 31, 2019, the assets and liabilities of VIEs totaled approximately $806 million and $29 million, respectively. At March 31, 2020 and December 31, 2019, the assets and liabilities of the VIEs consisted primarily of property, plant and equipment.
At March 31, 2020, we consider El Cabo Wind, LLC (El Cabo), Patriot Wind Farm LLC (Patriot) and Aeolus VII to be VIEs.
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
Our El Cabo, Patriot and Aeolus VII interests are not subject to any rights of investors that may restrict our ability to access or use the assets or to settle any existing liabilities associated with the interests.
Note 19. Restructuring and Severance Related Expenses
In 2017, we announced initial targeted voluntary workforce reductions predominantly within the Networks segment. Those actions primarily include: reducing our workforce through voluntary programs in various areas to better align our people resources with business demands and priorities; reorganizing our human resources function to substantially consolidate in Connecticut, as well as related costs to vacate a lease and relocate employees; and reducing our information technology (IT) workforce to make increasing use of external services for operations, support and development of systems. In 2019, we also announced changes across the Company aimed to mitigate costs and deliver sustainable growth, including among others, outsourcing and insourcing of certain areas of the Company and technology initiatives that help improve efficiency and reduce costs. Those decisions and transactions resulted in restructuring charges of $2 million and $0 recorded for the three months ended March 31, 2020 and 2019, respectively, which are included in "Operations and maintenance" and $1 million and $0, respectively, recorded in "Depreciation and amortization" in our condensed consolidated statements of income. The remaining costs for severance agreements are being accrued ratably over the remaining service periods, which span intermittent periods through December 2020. As of March 31, 2020, our severance and lease restructuring charges reserves, which are recorded in "Other current liabilities" and "Other liabilities" on our condensed consolidated balance sheets, consisted of:

Three Months Ended March 31, 2020
(Millions)
Beginning Balance	$5
Restructuring and severance related expenses	2
Payments	(2)
Ending Balance	$5

Note 20. Subsequent Event
On April 27, 2020, the board of directors of AVANGRID declared a quarterly dividend of $0.44 per share on its common stock. This dividend is payable on July 1, 2020 to shareholders of record at the close of business on June 2, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements as of December 31, 2019 and 2018, and for the three years ended December 31, 2019, included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission, or the SEC, on March 2, 2020, which we refer to as our “Form 10-K.” In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. The foregoing and other factors are discussed and should be reviewed in our Form 10-K and other subsequent filings with the SEC.
Overview
AVANGRID is a leading sustainable energy company with approximately $35 billion in assets and operations in 24 states. AVANGRID has two primary lines of business - Avangrid Networks and Avangrid Renewables. Avangrid Networks owns eight electric and natural gas utilities, serving approximately 3.3 million customers in New York and New England. Avangrid Renewables owns and operates 8.1 gigawatts of electricity capacity, primarily through wind power, with a presence in 22 states across the United States. AVANGRID supports the achievement of the Sustainable Development Goals approved by the member states of the United Nations, and was named among the World’s Most Ethical companies in 2019 by the Ethisphere Institute. AVANGRID employs approximately 6,600 people. Iberdrola S.A., a corporation (sociedad anónima) organized under the laws of the Kingdom of Spain, a worldwide leader in the energy industry, directly owns 81.5% of outstanding shares of AVANGRID common stock. AVANGRID's primary business is ownership of its operating businesses, which are described below.
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
Through Networks, we own electric generation, transmission and distribution companies and natural gas distribution, transportation and sales companies in New York, Maine, Connecticut and Massachusetts, delivering electricity to approximately 2.3 million electric utility customers and delivering natural gas to approximately 1.0 million natural gas public utility customers as of March 31, 2020.
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
Through Renewables, we had a combined wind, solar and thermal installed capacity of 8,104 megawatts, or MW, as of March 31, 2020, including Renewables’ share of joint projects, of which 7,339 MW was installed wind capacity. As of March 31, 2020, approximately 68% of the capacity was contracted for an average period of 9.5 years, and 12% of installed capacity was hedged. Being among the top three largest wind operators in the United States based on installed capacity as of March 31, 2020, Renewables strives to lead the transformation of the U.S. energy industry to a sustainable, competitive, clean energy future. Renewables currently operates 62 wind farms and four solar facilities in 21 states across the United States.

COVID-19
In recent weeks, the continued spread of the novel Coronavirus, or COVID-19, has led to global economic disruption and volatility in financial markets. AVANGRID is one of the many companies providing essential services during this national emergency. We have implemented business continuity and emergency response plans to continue to provide service to our customers and support our operational needs. We continue to monitor developments affecting both our workforce and our customers and will take precautions that we determine are necessary or appropriate. In addition to measures to protect our workforce and critical operations, AVANGRID is actively monitoring potential supply chain and transportation disruptions that could impact the Company’s operations and will implement plans to address any such impacts on our business.
This is a rapidly evolving situation that could lead to extended disruption of economic activity in our markets, which could adversely affect our business. Given the uncertain scope and duration of the COVID-19 outbreak and its potential effects on our business, we currently cannot predict if there will be a material impact to our business, results of operations or financial condition.
For more information, see the risk factor under the heading “The outbreak of COVID-19 and its impact on business and economic conditions could negatively affect our business, results of operations or financial condition.” in Item 1A. Risk Factors in this Form 10-Q.
Summary of Results of Operations
Our operating revenues decreased by 3%, from $1,842 million for the three months ended March 31, 2019 to $1,789 million for the three months ended March 31, 2020.
Networks business revenues decreased mainly due to the pass-through to customers of decreased purchased power and gas driven by lower commodity prices and volumes in the period. Renewables had an increase in revenues mainly due to an increase in wind generation from existing and new capacity along with favorable mark to market, or MtM, changes on energy derivative transactions entered into for economic hedging purposes in the period.
Net income attributable to AVANGRID increased by 11% from $217 million for the three months ended March 31, 2019 to $240 million for the three months ended March 31, 2020, primarily due to increased revenue from Renewables in the period.
Adjusted net income (a non-GAAP financial measure) increased by 8% from $219 million for the three months ended March 31, 2019 to $236 million for the three months ended March 31, 2020. The increase is primarily due to a $41 million increase in Renewables as a result of increases in production and income tax benefits in the period, offset by a $3 million decrease in Networks driven by increased depreciation expense and a $21 million decrease in Corporate mainly driven by unfavorable income tax expense.
For additional information and reconciliation of the non-GAAP adjusted net income to net income attributable to AVANGRID, see “—Non-GAAP Financial Measures”.
See “—Results of Operations” for further analysis of our operating results for the quarter.
Legislative and Regulatory Update
We are subject to complex and stringent energy, environmental and other laws and regulations at the federal, state and local levels as well as rules within the independent system operator, or ISO, markets in which we participate. Federal and state legislative and regulatory actions continue to change how our business is regulated. We are actively participating in these debates at the federal, regional, state and ISO levels. Significant updates are discussed below. For a further discussion of the environmental and other governmental regulations that affect us, see our Form 10-K for the year ended December 31, 2019.
Customer Disconnections
Due to the COVID-19 pandemic, all of our regulated utilities suspended customer disconnections during March 2020. In New York, we have voluntarily suspended disconnections for non-payment. In Connecticut and Maine, disconnections for non-payment have been suspended per regulatory orders from PURA and the MPUC, respectively.
NYSEG and RG&E Rate Cases
On May 20, 2019, NYSEG and RG&E filed rate cases with the New York State Public Service Commission, or NYPSC, for new tariffs. The effective date of new tariffs, assuming an approximately 11-month suspension period, will be April 20, 2020. The proposed rates facilitate the companies’ transition to a cleaner energy future while allowing for important initiatives such as vegetation management, hardening/resiliency and emergency preparedness. The companies are requesting delivery revenues to be based on a 9.50% ROE and 50% equity ratio. The below table provides a summary of the proposed delivery rate increases, delivery revenue percentages and total revenue percentages for all four businesses in the initial filing:

	Requested Revenue Increase	Delivery Revenue	Total Revenue
Utility	(Millions)%		%
NYSEG Electric	$156.7	20.4%	10.4%
NYSEG Gas	$6.3	3.0%	1.4%
RG&E Electric	$31.7	7.0%	4.1%
RG&E Gas	$5.8	3.3%	1.4%
Staff of the Department of Public Service, or NYDPS Staff, and other parties filed responsive testimony on September 15, 2019. The NYDPS Staff is recommending an 8.2% ROE and 48% equity and the following rate increases/decreases: NYSEG electric a rate increase of $76.7 million, NYSEG Gas a rate decrease of $15.9 million, RG&E Electric a rate increase of $0.7 million and RG&E Gas a rate decrease of $22.5 million. The NYDPS Staff is also recommending NYSEG credit the environmental reserve by $31.1 million due to the legal rulings in 2017 and 2018 that denied insurance claims against OneBeacon and Century Indemnity in an insurance lawsuit. The companies entered into settlement discussion with the NYDPS Staff and other parties in October 2019. On February 26, 2020, the companies filed notice with the NYPSC that an agreement in principle has been reached among the companies, the NYDPS Staff and certain other parties to the matter.
As a result of the COVID-19 pandemic, NYSEG and RG&E proposed additional time for settlement negotiations, including consideration of the impacts of the COVID-19 pandemic. The suspension date would be extended through September 13, 2020, subject to a “make-whole” provision that would keep NYSEG, RG&E and their customers in the same position they would have been absent the extension. The "make whole" provision covers the period back to April 17, 2020.
On March 23, 2020, the Public Utility Law Project (a party to the cases) submitted a letter motion requesting that the NYPSC administrative law judges assigned to preside over the rate cases require NYSEG and RG&E to pause settlement discussions and to provide new and accurate calculations based on the current and future expected economic impact of COVID-19. On March 31, 2020, the NYSEG and RG&E, Multiple Intervenors (a party to the cases), and NYDPS staff each filed a response in opposition to the motion. On April 7, 2020, the NYPSC administrative law judges issued a Ruling Denying Public Utility Law Project’s Motion, allowing settlement negotiations to continue. On April 22, 2020, the Public Utility Law Project and AARP filed an interlocutory appeal requesting that the NYPSC review the determination of the administrative law judges.
NYSEG, RG&E, NYPSC staff and other parties are continuing settlement negotiations and plan to address impacts of the COVID-19 pandemic. We cannot predict the outcome of these proceedings.
CMP Rate Case
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
CMP Metering and Billing Investigation
On January 9, 2020 the hearing examiners issued their report whereby they recommended that the Commission find that the evidence in the record shows that there is no systemic problem within CMP’s metering and billing systems that has caused erroneous high usage on customers’ bills. Instead, the evidence-including the detailed forensic audit conducted by an independent third-party auditor-demonstrates that CMP’s metering and billing systems have been, and continue to be, recording and transmitting customer usage data accurately, and, with the exception of discrete billing calculation and presentation issues, customers’ billed amounts have been accurate. On January 30, 2020, the MPUC Commissioners deliberated and based on the verbal discussion, the Commissioners indicated that CMP’s Metering and Billing system is accurately reporting data; there is no systemic root cause for high usage complaints and errors related to CMP’s metering and billing system are localized and random, not systemic. The Commissioners were critical of CMP finding that CMP failed to implement proper testing of the SmartCare system prior to go-live; CMP’s implementation of SmartCare was imprudent; CMP’s SmartCare implementation experienced an unacceptable number of billing errors, delayed or estimated bills, bill presentment issues and unreasonable time required to address these issues; and

the implementation issues were compounded by inadequate staffing, resulting in the inability of customers to contact a CMP representative. In its February 19, 2020 order in the CMP’s distribution rate case proceeding discussed above and the February 24, 2020 order in the metering and billing investigation, the MPUC imposed a reduction of 100 basis points in ROE, as a management efficiency adjustment, to address concerns with CMP’s customer service performance following the implementation of its new billing system in 2017. The management efficiency adjustment will remain in effect until CMP has demonstrated satisfactory customer service performance on four specified service quality measures for a period of 18 consecutive months with measurement commencing on March 1, 2020. On April 27, 2020, the MPUC issued an order requiring that CMP pay for the costs of the metering, billing, and customer service practices audit, which were less than $1 million.
CMP Notice of Investigation - Disconnection Notices
On January 22, 2020, the MPUC initiated an investigation into certain customer notices of CMP that reference service disconnection. The purpose of this investigation is (1) to determine whether CMP provided customers notices that violated Commission rules or that contained incorrect or misleading information and, (2) if it did, to order CMP to show cause why it should not be subject to administrative penalties for those violations. CMP has responded to data requests and party testimony was filed on March 2, 2020. Hearings have been suspended for settlement discussions which began in March and are ongoing. On April 27, 2020, CMP filed a proposed stipulation to resolve all issues in this proceeding and requested that the Hearing Examiner convene a settlement conference to discuss the proposed Stipulation. A settlement conference was held on April 30, 2020 and May 5, 2020. We cannot predict the outcome of this proceeding.
CMP Annual Compliance Filing
On March 31, 2020, CMP submitted its annual compliance filing in accordance with the Commission’s February 19, 2020 decision in Public Utilities Commission, Investigation into Rates and Revenue Requirements of Central Maine Power Company. In its filing, CMP proposes an overall increase in its distribution delivery revenues of $14.5 million, or 5.56% over current rates, effective July 1, 2020. This increase is due primarily to storm costs, RDM and excess deferred income taxes. The MPUC will review CMP's filing and hearings will be held in the second quarter of 2020. Discovery is underway. We cannot predict the outcome of this proceeding.
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
NYPSC directs Counsel to commence Judicial Enforcement Proceeding against NYSEG
On April 18, 2019, the NYPSC issued an Order Directing Counsel to the Commission to commence a special proceeding or an action in New York State Supreme Court to stop and prevent ongoing future violations by NYSEG of NYPSC regulations and orders. On December 24, 2019, the Commission filed a verified petition to commence the action against NYSEG. At the same time, NYSEG and the Commission settled the causes of action asserted in the verified petition and entered into a consent and stipulation and also submitted a joint motion to the court requesting that the court approve and enter a consent order and judgment reflecting the settlement. The consent order and judgment were issued by the court on January 24, 2020.

Power Tax Audits
Previously, CMP, NYSEG and RG&E implemented Power Tax software to track and measure their respective deferred tax amounts. In connection with this change, we identified historical updates needed with deferred taxes recognized by CMP, NYSEG and RG&E and increased our deferred tax liabilities, with a corresponding increase to regulatory assets, to reflect the updated amounts calculated by the Power Tax software. Since 2015, the NYPSC and MPUC accepted certain adjustments to deferred taxes and associated regulatory assets for this item in recent distribution rate cases, resulting in regulatory asset balances of approximately $152 million and $153 million, respectively, for this item at March 31, 2020 and December 31, 2019.
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
New England Clean Energy Connect
The New England Clean Energy Connect, or NECEC, transmission project includes a 145-mile transmission line linking the electrical grids in Québec, Canada and New England. The project, which has an estimated cost of approximately $950 million, would add 1,200 MW of transmission capacity to supply New England with power from reliable hydroelectric generation. On March 13, 2020, the FERC approved the transfer of jurisdictional facilities from CMP to NECEC Transmission LLC. Regulatory approval from the MPUC is expected to be received in the second quarter of 2020. The Maine Department of Environmental Protection, or MDEP, draft approval was issued on March 13, 2020, with final MDEP approval anticipated by the end of April 2020. Construction of the project is expected to begin in the third quarter after the receipt of a permit from the Army Corps of Engineers.
In 2019 certain opponents of the NECEC began an effort to have a referendum ballot question to enact legislation (i.e., a Maine Citizens Initiative) entitled “Resolve, To Reject the New England Clean Energy Transmission Project,” which, if passed by Maine voters, would require the MPUC amend its May 3, 2019 "Order Granting Certificate of Public Convenience and Necessity and Approving Stipulation” and deny the certificate of public convenience and necessity for the NECEC transmission project (the NECEC Referendum). On March 4, 2020, the Maine Secretary of State qualified the NECEC Referendum for the ballot in the November 3, 2020 general election in Maine. A challenge of the Secretary of State’s determination that the NECEC Referendum qualified for the ballot was filed in the Maine Superior Court on March 13, 2020, alleging that the proponents violated Maine’s signature gathering laws. The Superior Court upheld the Maine Secretary of State’s determination and the matter has been appealed to the Maine Supreme Judicial Court. We expect a final decision with respect to this challenge on or before May 13, 2020. The company cannot predict the outcome of this proceeding and, if submitted to Maine voters, the NECEC Referendum.

Results of Operations
The following tables set forth financial information by segment for each of the periods indicated.

	Three Months Ended				Three Months Ended
	March 31, 2020				March 31, 2019
	Total	Networks	Renewables	Other(1)	Total	Networks	Renewables	Other(1)
	(in millions)
Operating Revenues	$1,789	$1,461	$328	$—	$1,842	$1,604	$242	$(4)
Operating Expenses
Purchased power, natural gas and fuel used	475	394	81	—	563	526	37	—
Operations and maintenance	570	466	109	(5)	553	468	87	(2)
Depreciation and amortization	251	148	103	—	222	134	88	—
Taxes other than income taxes	166	144	22	—	163	145	17	1
Total Operating Expenses	1,462	1,152	315	(5)	1,501	1,273	229	(1)
Operating Income	327	309	13	5	341	331	13	(3)
Other Income (Expense)
Other income (expense)	(3)	(2)	6	(7)	(7)	(1)	(3)	(3)
Earnings (losses) from equity method investments	(6)	2	(8)	—	1	3	(2)	—
Interest expense, net of capitalization	(76)	(68)	(1)	(7)	(78)	(68)	(4)	(5)
Income (Loss) Before Income Tax	242	241	10	(9)	257	265	4	(11)
Income tax expense (benefit)	12	43	(30)	(1)	41	64	1	(24)
Net Income (Loss)	230	198	40	(8)	216	201	3	13
Net loss (income) attributable to noncontrolling interests	10	(1)	11	—	1	—	1	—
Net Income (Loss) Attributable to Avangrid, Inc.	$240	$197	$51	$(8)	$217	$201	$4	$13

(1)	"Other" represents Corporate and intersegment eliminations.
Comparison of Period to Period Results of Operations
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Operating Revenues
Our operating revenues decreased by $53 million, or 3%, from $1,842 million for the three months ended March 31, 2019 to $1,789 million for the three months ended March 31, 2020, as detailed by segment below:
Networks
Operating revenues decreased by $143 million, or 9%, from $1,604 million for the three months ended March 31, 2019 to $1,461 million for the three months ended March 31, 2020. Electricity and gas revenues increased by $4 million, primarily due to the impact of increased customer rates in the three months ended March 31, 2020 compared to the same period of 2019, offset by a decrease of $10 million from pension deferral write-off and $1 million of other decreases. Electricity and gas revenues changed due to the following items that have offsets within the income statement: decrease of $132 million in purchased power and purchased gas in the same period (offset in purchased power) and decrease of $4 million due to flow through items (offset within operations and maintenance).
Renewables
Operating revenues increased by $86 million, or 36%, from $242 million for the three months ended March 31, 2019, to $328 million for the three months ended March 31, 2020. The increase in operating revenues was primarily due to an increase of $63 million with wind generation output increasing 1,371 GWh from existing and new capacity in the current period, favorable mark to market, or MtM, changes of $61 million on energy derivative transactions entered into for economic hedging purposes, offset by a decrease of $6 million in merchant pricing and $32 million decrease in thermal revenue driven by lower volumes and average prices in the period.

Purchased Power, Natural Gas and Fuel Used
Our purchased power, natural gas and fuel used decreased by $88 million, or 16%, from $563 million for the three months ended March 31, 2019 to $475 million for the three months ended March 31, 2020, as detailed by segment below:
Networks
Purchased power, natural gas and fuel used decreased by $132 million, or 25%, from $526 million for the three months ended March 31, 2019 to $394 million for the three months ended March 31, 2020. The decrease is primarily driven by a $131 million decrease in average commodity prices and an overall decrease in electricity and gas units procured due to a decline in heating degree days combined with a $1 million decrease in other power supply purchases in the period.
Renewables
Purchased power, natural gas and fuel used increased by $44 million, or 119%, from $37 million for the three months ended March 31, 2019 to $81 million for the three months ended March 31, 2020. The increase is primarily driven by an increase of $12 million in power purchases and unfavorable MtM changes on derivatives of $46 million due to market price changes in the period, offset by a decrease of $14 million in thermal purchases driven by the decrease in volume and unit cost in the period.
Operations and Maintenance
Our operations and maintenance increased by $17 million, or 3%, from $553 million for the three months ended March 31, 2019 to $570 million for the three months ended March 31, 2020, as detailed by segment below:
Networks
Operations and maintenance decreased by $2 million, or less than 1%, from $468 million for the three months ended March 31, 2019 to $466 million for the three months ended March 31, 2020. The decrease is driven by a $5 million unfavorable write-off of deferred storm costs in the first quarter of 2019 which did not recur in 2020 and a $4 million decrease due to flow through items (offset within revenue). These were offset by an increase of $3 million in unplanned outage expenses, a $3 million increase due to customer service expenses for collections, customer inquiry and marketing and sales communications and $1 million of other increases.
Renewables
Operations and maintenance expenses increased by $22 million, or 25%, from $87 million for the three months ended March 31, 2019 to $109 million for the three months ended March 31, 2020. The increase is primarily due to $20 million of increased costs resulting from headcount increases and higher maintenance costs which are primarily attributed to operations of new capacity. Additionally, operations and maintenance expense increased by $3 million due to insurance recoveries received in 2019.
Depreciation and Amortization
Depreciation and amortization for the three months ended March 31, 2020 was $251 million compared to $222 million for the three months ended March 31, 2019, an increase of $29 million. An increase of $25 million results from plant additions in Networks and Renewables in the period and an increase of $4 million results from accelerated depreciation from the repowering of wind farms in Renewables.
Other Income (Expense) and Earnings (Losses) from Equity Method Investments
Other income (expense) and equity earnings (losses) decreased by $3 million from $(6) million for the three months ended March 31, 2019 to $(9) million for the three months ended March 31, 2020. The change is primarily due to a $7 million of unfavorable equity earnings in the current period, offset by a $2 million favorable change in allowance for funds used during construction in Networks and $2 million of other.
Interest Expense, Net of Capitalization
Interest expense for the three months ended March 31, 2020 and 2019 was $76 million and $78 million, respectively. The change was primarily driven by higher capitalized interest at Renewables in the current period.
Income Tax Expense
The effective tax rate, inclusive of federal and state income tax, for the three months ended March 31, 2020 was 5.0%, which is below the federal statutory tax rate of 21%, primarily due to the recognition of production tax credits associated with wind production and the effect of the excess deferred tax amortization resulting from the Tax Act. The effective tax rate, inclusive of federal and state income tax, for the three months ended March 31, 2019 was 16.0%, which is lower than the 21% statutory federal income tax rate, predominantly due to the recognition of production tax credits associated with wind production, partially offset by discrete tax adjustments recorded during the period.
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
We define adjusted net income as net income adjusted to exclude restructuring charges, mark-to-market earnings from changes in the fair value of derivative instruments used by AVANGRID to economically hedge market price fluctuations in related underlying physical transactions for the purchase and sale of electricity and accelerated depreciation derived from repowering of wind farms. We believe adjusted net income is more useful in understanding and evaluating actual and projected financial performance and contribution of AVANGRID core lines of business and to more fully compare and explain our results. The most directly comparable U.S. GAAP measure to adjusted net income is net income. We also define adjusted earnings per share, or adjusted EPS, as adjusted net income converted to an earnings per share amount.
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
The following tables provide a reconciliation between Net Income attributable to AVANGRID and Adjusted Net Income (non-GAAP) by segment for the three months ended March 31, 2020 and 2019, respectively:

	Three Months Ended March 31, 2020
	Total	Networks	Renewables	Corporate*
	(in millions)
Net Income Attributable to Avangrid, Inc.	$240	$197	$52	$(8)
Adjustments:
Mark-to-market earnings - Renewables	(18)	—	(18)	—
Restructuring charges	3	1	1	—
Accelerated depreciation from repowering	10	—	10	—
Income tax impact of adjustments (1)	2	—	2	—
Adjusted Net Income (2)	$236	$198	$46	$(8)

	Three Months Ended March 31, 2019
	Total	Networks	Renewables	Corporate*
	(in millions)
Net Income Attributable to Avangrid, Inc.	$217	$201	$4	$13
Adjustments:
Mark-to-market earnings - Renewables	(3)	—	(3)	—
Accelerated depreciation from repowering	5	—	5	—
Income tax impact of adjustments (1)	—	—	—	—
Adjusted Net Income (2)	$219	$201	$5	$13

(1)	Income tax impact of adjustments: 2020 - $4.7 million from MtM earnings, $(0.6) million from restructuring charges, and $(2.5) million from accelerated depreciation from repowering for the three months ended March 31, 2020, respectively; 2019 - $0.9 million from MtM earnings, $(0.3) million from restructuring charges and $(1.3) million from accelerated depreciation from repowering for the three months ended March 31, 2019, respectively.

(2)
Adjusted Net Income is a non-GAAP financial measure and is presented after excluding restructuring charges, accelerated depreciation derived from repowering of wind farms and the impact from mark-to-market activities in Renewables.

* Includes corporate and other non-regulated entities as well as intersegment eliminations.
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Adjusted net income
Our adjusted net income increased by $17 million, or 8%, from $219 million for the three months ended March 31, 2019 to $236 million for the three months ended March 31, 2020. The increase is primarily due to a $41 million increase in Renewables as a result of increase in production and income tax benefits in the period, offset by a $3 million decrease in Networks driven by increased depreciation expense and a $21 million decrease in Corporate mainly driven by unfavorable income tax expense.
The following tables reconcile Net Income attributable to AVANGRID to Adjusted Net Income (non-GAAP), and EPS attributable to AVANGRID to adjusted EPS (non-GAAP) for the three months ended March 31, 2020 and 2019, respectively:

	Three Months Ended
	March 31,
(in millions)	2020	2019
Networks	$197	$201
Renewables	52	4
Corporate (1)	(8)	13
Net Income	$240	$217
Adjustments:
Mark-to-market earnings - Renewables (2)	(18)	(3)
Restructuring charges (3)	3	—
Accelerated depreciation from repowering (4)	10	5
Income tax impact of adjustments	2	—
Adjusted Net Income (5)	$236	$219

	Three Months Ended
	March 31,
	2020	2019
Networks	$0.64	$0.65
Renewables	0.17	0.01
Corporate (1)	(0.03)	0.04
Net Income	$0.78	$0.70
Adjustments:
Mark-to-market earnings - Renewables (2)	(0.06)	(0.01)
Restructuring charges (3)	0.01	—
Accelerated depreciation from repowering (4)	0.03	0.02
Income tax impact of adjustments	—	—
Adjusted Earnings Per Share (5)	$0.76	$0.71

(1)	Includes corporate and other non-regulated entities as well as intersegment eliminations.

(2)	Mark-to-market earnings relates to earnings impacts from changes in the fair value of Renewables' derivative instruments associated with electricity and natural gas.

(3)	Restructuring and severance related charges relate to costs to implement an initiative to mitigate costs and achieve sustainable growth.

(4)	Represents the amount of accelerated depreciation derived from repowering of wind farms in Renewables.

(5)
Adjusted net income and adjusted earnings per share are non-GAAP financial measures and are presented after excluding restructuring charges, accelerated depreciation derived from repowering of wind farms and the impact from mark-to-market activities in Renewables.

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
We and our subsidiaries are required to comply with certain covenants in connection with our respective loan agreements. The covenants are standard and customary in financing agreements, and we and our subsidiaries were in compliance with such covenants as of March 31, 2020.
Liquidity Position
At March 31, 2020 and December 31, 2019, available liquidity was approximately $2,293 million and $2,616 million, respectively.
We manage our overall liquidity position as part of the group of companies controlled by Iberdrola, or the Iberdrola Group, and are a party to a liquidity agreement with Bank of America, N.A. along with certain members of the Iberdrola Group. The liquidity agreement aids the Iberdrola Group in efficient cash management and reduces the need for external borrowing by the pool participants. Parties to the agreement, including us, may deposit funds with or borrow from the financial institution, provided that the net balance of funds deposited or borrowed by all pool participants in the aggregate is not less than zero. The balance was $0 and $150 million as of March 31, 2020 and December 31, 2019, respectively. Any deposit amounts are reflected on our condensed consolidated balance sheets under cash and cash equivalents because our deposited surplus funds under the cash pooling agreement are highly-liquid short-term investments.
We optimize our liquidity within the United States through a series of arms-length intercompany lending arrangements with our subsidiaries and among the regulated utilities to provide for lending of surplus cash to subsidiaries with liquidity needs, subject to the limitation that the regulated utilities may not lend to unregulated affiliates. These arrangements minimize overall short-term funding costs and maximize returns on the temporary cash investments of the subsidiaries. We have the capacity to borrow up to $2.5 billion from the lenders committed to the AVANGRID Credit Facility and $500 million from an Iberdrola Group Credit Facility, both of which are described below.
The following table provides the components of our liquidity position as of March 31, 2020 and December 31, 2019, respectively:

	As of March 31,	As of December 31,
	2020	2019
	(in millions)
Cash and cash equivalents	$26	$178
AVANGRID Credit Facility	2,500	2,500
Iberdrola Group Credit Facility	500	500
Less: borrowings	(733)	(562)
Total	$2,293	$2,616
AVANGRID Commercial Paper Program
AVANGRID has a commercial paper program with a limit of $2 billion that is backstopped by the AVANGRID Credit Facility (described below). As of March 31, 2020 and May 4, 2020, there was $383 million and $152 million of commercial paper outstanding, respectively.
AVANGRID Credit Facility
AVANGRID and its subsidiaries, NYSEG, RG&E, CMP, UI, CNG, SCG and BGC have a revolving credit facility with a syndicate of banks, or the AVANGRID Credit Facility, that provides for maximum borrowings of up to $2.5 billion in the aggregate.
Under the terms of the AVANGRID Credit Facility, each joint borrower has a maximum borrowing entitlement, or sublimit, which can be periodically adjusted to address specific short-term capital funding needs, subject to the maximum limit contained in the agreement. AVANGRID’s maximum sublimit is $2 billion, NYSEG, RG&E, CMP and UI have maximum sublimits of $400 million, CNG and SCG have maximum sublimits of $150 million and BGC has a maximum sublimit of $40 million. Under the AVANGRID Credit Facility, each of the borrowers will pay an annual facility fee that is dependent on their credit rating. As of March 31, 2020, the facility fees range from 10.0 to 17.5 basis points. The AVANGRID Credit Facility matures on June 29, 2024.

At March 31, 2020 and May 4, 2020, we had borrowed $350 million and $0, respectively, under the facility. Since the facility is also a backstop to the AVANGRID commercial paper program, the amount available under the facility as of March 31, 2020 and May 4, 2020, were $1,767 million and $2,348 million, respectively.
Iberdrola Group Credit Facility
AVANGRID has a credit facility with Iberdrola Financiacion, S.A.U., a company of the Iberdrola Group. The facility has a limit of $500 million and matures on June 18, 2023. AVANGRID pays a facility fee of 10.5 basis points annually on the facility. As of both March 31, 2020 and May 4, 2020, there was no outstanding amount under this credit facility.
Capital Resources
On April 9, 2020, AGR issued $750 million aggregate principal amount of unsecured notes maturing in 2025 at a fixed interest rate of 3.20%.
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
We expect to incur approximately $1.9 billion in capital expenditures through the remainder of 2020.
Cash Flows
Our cash flows depend on many factors, including general economic conditions, regulatory decisions, weather, commodity price movements and operating expense and capital spending control.
The following is a summary of the cash flows by activity for the three months ended March 31, 2020 and 2019, respectively:

	Three Months Ended
	March 31,
	2020	2019
	(in millions)
Net cash provided by operating activities	$307	$315
Net cash used in investing activities	(749)	(526)
Net cash provided by financing activities	290	206
Net decrease in cash, cash equivalents and restricted cash	$(152)	$(5)
Operating Activities
The cash from operating activities for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 decreased by $8 million, primarily attributable to higher operations and maintenance expenses in the period.
Investing Activities
For the three months ended March 31, 2020, net cash used in investing activities was $749 million, which was comprised of $742 million of capital expenditures and $23 million of other investments and equity method investments, partially offset by $7 million of contributions in aid of construction and $6 million of proceeds from the sale of assets.
For the three months ended March 31, 2019, net cash used in investing activities was $526 million, which was comprised of $425 million of capital expenditures and other investments and equity method investments of $116 million, partially offset by $10 million of contributions in aid of construction and $2 million of cash distributions from equity method investments.
Financing Activities
For the three months ended March 31, 2020, financing activities provided $290 million in cash reflecting primarily a contribution from non-controlling interests of $244 million and a net increase in non-current debt and current notes payable of $184 million, offset by distributions to non-controlling interests of $1 million, payments on finance leases of $1 million and dividends of $136 million.
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
Off-Balance Sheet Arrangements
There have been no material changes in our off-balance sheet arrangements during the three months ended March 31, 2020 as compared to those reported for the fiscal year ended December 31, 2019 in our Form 10-K.
Contractual Obligations
There have been no material changes in contractual and contingent obligations during the three months ended March 31, 2020 as compared to those reported for the fiscal year ended December 31, 2019 in our Form 10-K.
Critical Accounting Policies and Estimates
The accompanying condensed consolidated financial statements provided herein have been prepared in accordance with U.S. GAAP. In preparing the accompanying condensed consolidated financial statements, our management has applied accounting policies and made certain estimates and assumptions that affect the reported amounts of assets, liabilities, stockholders’ equity, revenues and expenses and the disclosures thereof. While we believe that these policies and estimates used are appropriate, actual future events can and often do result in outcomes that can be materially different from these estimates. The accounting policies and related risks described in our Form 10-K are those that depend most heavily on these judgments and estimates. As of March 31, 2020, the only notable changes to the significant accounting policies described in our Form 10-K for the fiscal year ending December 31, 2019, are with respect to our adoption of the new accounting pronouncements described in the Note 3 of our condensed consolidated financial statements for the three months ended March 31, 2020.
New Accounting Standards
We review new accounting standards to determine the expected financial impact, if any, that the adoption of each such standard will have. The new accounting pronouncements that we have adopted as of January 1, 2020, and reflected in our condensed consolidated financial statements are described in Note 3 of our condensed consolidated financial statements for the three months ended March 31, 2020. There have been no other material changes to the significant accounting policies described in our Form 10-K for the fiscal year ended December 31, 2019, except for those described in Note 3 resulting from the adoption of new authoritative accounting guidance issued by FASB.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains a number of forward-looking statements. Forward-looking statements may be identified by the use of forward-looking terms such as “may,” “will,” “should,” “would,” “could,” “can,” “expect(s),” “believe(s),” “anticipate(s),” “intend(s),” “plan(s),” “estimate(s),” “project(s),” “assume(s),” “guide(s),” “target(s),” “forecast(s),” “are (is) confident that” and “seek(s)” or the negative of such terms or other variations on such terms or comparable terminology. Such forward-looking statements include, but are not limited to, statements about our plans, objectives and intentions, outlooks or expectations for earnings, revenues, expenses or other future financial or business performance, strategies or expectations, or the impact of legal or regulatory matters on business, results of operations or financial condition of the business and other statements that are not historical facts. Such statements are based upon the current reasonable beliefs, expectations, and assumptions of our management and are subject to significant risks and uncertainties that could cause actual outcomes and results to differ materially. Important factors are discussed and should be reviewed in our Form 10-K and other subsequent filings with the SEC. Specifically, forward-looking statements include, without limitation:

•	the future financial performance, anticipated liquidity and capital expenditures;

•	actions or inactions of local, state or federal regulatory agencies;

•	success in retaining or recruiting our officers, key employees or directors;

•	changes in levels or timing of capital expenditures;

•	adverse developments in general market, business, economic, labor, regulatory and political conditions;

•	fluctuations in weather patterns;

•	technological developments;

•	the impact of any cyber breaches or other incidents, grid disturbances, acts of war or terrorism, natural disasters or pandemic health events or other similar occurrences;

•
the impact of any change to applicable laws and regulations affecting operations, including those relating to the environment and climate change, taxes, price controls, regulatory approval and permitting;

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our market risk during the three months ended March 31, 2020, as compared to those reported for the fiscal year ended December 31, 2019 in our Form 10-K.
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

Item 1A. Risk Factors
Shareholders and prospective investors should carefully consider the risk factors disclosed in our Form 10-K for the fiscal year ended December 31, 2019. The only significant changes to our risk factors relate to the COVID-19 pandemic.
The outbreak of COVID-19 and its impact on business and economic conditions could negatively affect our business, results of operations, financial condition and the trading value of our securities.
The scale and scope of the recent COVID-19 outbreak, the resulting pandemic, and the impact on the economy and financial markets could adversely affect the Company’s business, financial condition and results of operations. As an essential business, AVANGRID continues to produce electricity and has implemented business continuity and emergency response plans to continue to provide electricity services to customers and support the Company’s operations, while taking health and safety measures such as implementing worker distancing measures and using a remote workforce where possible. However, there is no assurance that the continued spread of COVID-19 and efforts to contain the virus (including, but not limited to, voluntary and mandatory quarantines, restrictions on travel, limiting gatherings of people, and reduced operations and extended closures of many businesses and institutions) will not materially impact our business, results of operations and financial condition. In particular, the continued spread of COVID-19 and efforts to contain the virus could:

•	impact customer demand for electricity by our customers in New York and New England, particularly from businesses, commercial and industrial customers;

•	reduce the availability and productivity of our employees;

•	cause us to experience an increase in costs as a result of our emergency measures, delayed payments from our customers and uncollectable accounts;

•	cause delays and disruptions in the availability of and timely delivery of materials and components used in our operations;

•
cause delays and disruptions in the supply chain resulting in disruptions in the commercial operation dates of certain projects and impacting qualification criteria for certain tax credits and potential delay damages in our power purchase agreements;

•	cause a deterioration of the credit quality of our counterparties, including power purchase agreement off-takers, contractors or retail customers, that could result in credit losses;

•	cause impairment of goodwill or long-lived assets and adversely impact the Company’s ability to develop, construct and operate facilities;

•	result in our inability to meet the requirements of the covenants in our existing credit facilities, including covenants regarding the ratio of indebtedness to total capitalization;

•	cause a deterioration in our financial metrics or the business environment that impacts our credit ratings;

•	cause a delay in the permitting process of certain development projects, affecting the timing of final investment decisions and start of construction dates;

•	impact our liquidity position and cost of and ability to access funds from financial institutions and capital markets;

•
cause other risks to impact us, such as the risks described in the “Risk Factor” section of our Annual Report on Form 10-K filed on March 2, 2020, including risks of significant future contributions to our pension and post-retirement benefit plans and our ability to meet our financial obligations; and

•	cause other unpredictable events.
The situation surrounding COVID-19 remains fluid and the likelihood of an impact on the Company that could be material increases the longer the virus impacts activity levels in the United States. Therefore, it is difficult to predict with certainty the potential impact of the virus on the Company’s business, operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
The following documents are included as exhibits to this Form 10-Q:

Exhibit Number	Description

4.1
Underwriting Agreement, dated April 7, 2020, by and among Avangrid, Inc. and BBVA Securities Inc., BNP Paribas Securities Corp., BofA Securities, Inc. and MUFG Securities Americas Inc., as representatives of the several Underwriters named therein (incorporated herein by reference to Exhibit 1.1 to Form 8-K filed with the Securities and Exchange Commission on April 9, 2020).

4.2
Third Supplemental Indenture, dated April 9, 2020, between Avangrid, Inc. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.2 to Form 8-K filed with the Securities and Exchange Commission on April 9, 2020).

4.3	Form of Global Note Representing the Notes (incorporated herein by reference to Exhibit 4.2 to Form 8-K filed with the Securities and Exchange Commission on April 9, 2020).

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*Filed herewith.
†Compensatory plan or agreement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Avangrid, Inc.

Date: May 5, 2020	By:	/s/ James P. Torgerson
James P. Torgerson
Director and Chief Executive Officer

Date: May 5, 2020	By:	/s/ Douglas K. Stuver
Douglas K. Stuver
Senior Vice President - Chief Financial Officer