Form 10-Q
period 2020-06-30
Avangrid, Inc.
filed 2020-07-31
CIK 1634997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of July 30, 2020, the registrant had 309,005,485 shares of common stock, par value $0.01, outstanding.

Avangrid, Inc.
REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2020

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Avangrid, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(Millions, except for number of shares and per share data)
Operating Revenues	$1,392	$1,400	$3,181	$3,242
Operating Expenses
Purchased power, natural gas and fuel used	265	259	740	822
Operations and maintenance	584	573	1,154	1,126
Depreciation and amortization	242	222	493	444
Taxes other than income taxes	146	139	312	302
Total Operating Expenses	1,237	1,193	2,699	2,694
Operating Income	155	207	482	548
Other Income and (Expense)
Other income (expense)	2	2	(1)	(5)
Earnings (losses) from equity method investments	2	1	(4)	2
Interest expense, net of capitalization	(89)	(76)	(165)	(154)
Income Before Income Tax	70	134	312	391
Income tax (benefit) expense	(6)	29	6	70
Net Income	76	105	306	321
Net loss attributable to noncontrolling interests	12	5	22	6
Net Income Attributable to Avangrid, Inc.	$88	$110	$328	$327
Earnings Per Common Share, Basic	$0.28	$0.36	$1.06	$1.06
Earnings Per Common Share, Diluted	$0.28	$0.36	$1.06	$1.06
Weighted-average Number of Common Shares Outstanding:
Basic	309,506,595	309,491,082	309,498,838	309,491,082
Diluted	309,547,451	309,512,752	309,551,660	309,509,620
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(Millions)
Net Income	$76	$105	$306	$321
Other Comprehensive Income (Loss)
Loss on nonqualified pension plans	—	(1)	—	(1)
Unrealized gain (loss) during the period on derivatives qualifying as cash flow hedges, net of income tax of $3 and $1 for the three months ended, respectively, and $(5) and $(10) for the six months ended, respectively	7	2	(16)	(27)
Reclassification to net income of loss on cash flow hedges, net of income taxes of $1 and $0 for the three months ended, respectively, and $1 for both the six months ended	1	1	3	3
Other Comprehensive Income (Loss)	8	2	(13)	(25)
Comprehensive Income	84	107	293	296
Net loss attributable to noncontrolling interests	12	5	22	6
Comprehensive Income Attributable to Avangrid, Inc.	$96	$112	$315	$302
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
As of	2020	2019
(Millions)
Assets
Current Assets
Cash and cash equivalents	$46	$178
Accounts receivable and unbilled revenues, net	969	1,082
Accounts receivable from affiliates	4	10
Derivative assets	27	11
Fuel and gas in storage	86	110
Materials and supplies	148	141
Prepayments and other current assets	151	199
Regulatory assets	282	294
Total Current Assets	1,713	2,025
Total Property, Plant and Equipment ($1,665 and $787 related to VIEs, respectively)	25,882	25,218
Operating lease right-of-use assets	66	70
Equity method investments	666	645
Other investments	55	63
Regulatory assets	2,579	2,567
Other Assets
Goodwill	3,119	3,119
Intangible assets	310	314
Derivative assets	84	84
Other	382	311
Total Other Assets	3,895	3,828
Total Assets	$34,856	$34,416
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
As of	2020	2019
(Millions, except share information)
Liabilities
Current Liabilities
Current portion of debt	$523	$730
Notes payable	617	560
Notes payable to affiliates	11	—
Interest accrued	74	72
Accounts payable and accrued liabilities	1,213	1,361
Accounts payable to affiliates	27	64
Dividends payable	136	136
Taxes accrued	61	56
Operating lease liabilities	13	12
Derivative liabilities	21	20
Other current liabilities	290	334
Regulatory liabilities	249	242
Total Current Liabilities	3,235	3,587
Regulatory liabilities	3,332	3,281
Other Non-current Liabilities
Deferred income taxes	1,828	1,814
Deferred income	1,239	1,274
Pension and other postretirement	1,054	1,100
Operating lease liabilities	41	65
Derivative liabilities	84	85
Asset retirement obligations	205	190
Environmental remediation costs	338	338
Other	425	380
Total Other Non-current Liabilities	5,214	5,246
Non-current debt	7,159	6,716
Total Non-current Liabilities	15,705	15,243
Total Liabilities	18,940	18,830
Commitments and Contingencies
Equity
Stockholders’ Equity:
Common stock, $.01 par value, 500,000,000 shares authorized, 309,794,917 and 309,752,140 shares issued; 309,005,485 and 309,005,272 shares outstanding, respectively	3	3
Additional paid in capital	13,664	13,660
Treasury stock	(14)	(12)
Retained earnings	1,733	1,681
Accumulated other comprehensive loss	(108)	(95)
Total Stockholders’ Equity	15,278	15,237
Non-controlling interests	638	349
Total Equity	15,916	15,586
Total Liabilities and Equity	$34,856	$34,416
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2020	2019
(Millions)
Cash Flow from Operating Activities:
Net income	$306	$321
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	493	444
Regulatory assets/liabilities amortization and carrying cost	39	32
Pension cost	40	45
Earnings (losses) from equity method investments	4	(2)
Distributions of earnings received from equity method investments	9	2
Unrealized gain on marked-to-market derivative contracts	(16)	(23)
Deferred taxes	9	(22)
Other non-cash items	(12)	(14)
Changes in operating assets and liabilities:
Current assets	175	295
Noncurrent assets	(93)	(34)
Current liabilities	(61)	(247)
Noncurrent liabilities	(9)	20
Net Cash Provided by Operating Activities	884	817
Cash Flow from Investing Activities:
Capital expenditures	(1,345)	(1,337)
Contributions in aid of construction	19	21
Proceeds from sale of assets	8	2
Proceeds from notes receivable from affiliates	2	—
Distributions received from equity method investments	1	5
Other investments and equity method investments, net	(37)	(143)
Net Cash Used in Investing Activities	(1,352)	(1,452)
Cash Flow from Financing Activities:
Non-current debt issuances	744	1,188
Repayments of non-current debt	(503)	(194)
Receipts (repayments) of other short-term debt, net	67	(54)
Repayments of financing leases	(6)	(25)
Repurchase of common stock	(2)	—
Issuance of common stock	(1)	—
Distributions to noncontrolling interests	(4)	(10)
Contributions from noncontrolling interests	312	131
Dividends paid	(272)	(272)
Net Cash Provided by Financing Activities	335	764
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(133)	129
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	184	43
Cash, Cash Equivalents and Restricted Cash, End of Period	$51	$172
Supplemental Cash Flow Information
Cash paid for interest, net of amounts capitalized	$148	$125
Cash paid for income taxes	$2	$3
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(unaudited)

	Avangrid, Inc. Stockholders
(Millions, except for number of shares )	Number of shares (*)	Common Stock	Additional paid-in capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total
As of March 31, 2019	309,005,272	$3	$13,658	$(12)	$1,620	$(111)	$15,158	$298	$15,456
Net income (loss)	—	—	—	—	110	—	110	(5)	105
Other comprehensive income, net of tax of $1	—	—	—	—	—	2	2	—	2
Comprehensive income									107
Dividends declared, $0.44/share	—	—	—	—	(136)	—	(136)	—	(136)
Stock-based compensation	—	—	1	—	—	—	1	—	1
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(7)	(7)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	128	128
As of June 30, 2019	309,005,272	$3	$13,659	$(12)	$1,594	$(109)	$15,135	$414	$15,549
As of March 31, 2020	309,005,485	$3	$13,667	$(12)	$1,784	$(116)	$15,326	$582	$15,908
Net income (loss)	—	—	—	—	88	—	88	(12)	76
Other comprehensive income, net of tax of $4	—	—	—	—	—	8	8	—	8
Comprehensive income									84
Dividends declared, $0.44/share	—	—	—	—	(136)	—	(136)	—	(136)
Issuance of common stock	42,777	—	(1)	—	—	—	(1)	—	(1)
Repurchase of common stock	(42,777)	—	—	(2)	—	—	(2)	—	(2)
Stock-based compensation	—	—	(2)	—	—	—	(2)	—	(2)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3)	(3)
Contributions from noncontrolling interests	—	—	—	—	(3)	—	(3)	71	68
As of June 30, 2020	309,005,485	$3	$13,664	$(14)	$1,733	$(108)	$15,278	$638	$15,916

	Avangrid, Inc. Stockholders
(Millions, except for number of shares )	Number of shares (*)	Common Stock	Additional paid-in capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total
As of December 31, 2018	309,005,272	$3	$13,657	$(12)	$1,528	$(72)	$15,104	$299	$15,403
Adoption of accounting standards	—	—	—	—	11	(12)	(1)	—	(1)
Net income (loss)	—	—	—	—	327	—	327	(6)	321
Other comprehensive loss, net of tax of $(9)	—	—	—	—	—	(25)	(25)	—	(25)
Comprehensive income									296
Dividends declared, $0.88/share	—	—	—	—	(272)	—	(272)	—	(272)
Stock-based compensation	—	—	2	—	—	—	2	—	2
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(10)	(10)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	131	131
As of June 30, 2019	309,005,272	$3	$13,659	$(12)	$1,594	$(109)	$15,135	$414	$15,549
As of December 31, 2019	309,005,272	$3	$13,660	$(12)	$1,681	$(95)	$15,237	$349	$15,586
Adoption of accounting standards	—	—	—	—	(1)	—	(1)	—	(1)
Net income (loss)	—	—	—	—	328	—	328	(22)	306
Other comprehensive loss, net of tax of $(4)	—	—	—	—	—	(13)	(13)	—	(13)
Comprehensive income									293
Dividends declared, $0.88/share	—	—	—	—	(272)	—	(272)	—	(272)
Release of common stock held in trust	213	—	—	—	—	—	—	—	—
Issuance of common stock	42,777	—	(1)	—	—	—	(1)	—	(1)
Repurchase of common stock	(42,777)	—	—	(2)	—	—	(2)	—	(2)
Stock-based compensation	—	—	5	—	—	—	5	—	5
Distributions to noncontrolling interests	—	—	—	—		—	—	(4)	(4)
Contributions from noncontrolling interests	—	—	—	—	(3)	—	(3)	315	312
As of June 30, 2020	309,005,485	$3	$13,664	$(14)	$1,733	$(108)	$15,278	$638	$15,916
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
Preparation of the accompanying unaudited financial statements requires management to make estimates and assumptions that affect the amounts reported during the periods covered by the related financial statements and accompanying disclosures. We continue to utilize information reasonably available to us; however, the business and economic uncertainty resulting from the global pandemic of the novel coronavirus (COVID-19) has made such estimates and assumptions more difficult to assess and calculate. Impacted estimates include, but are not limited to, evaluations of certain long-lived assets and goodwill for impairment, expected credit losses and potential regulatory deferral or recovery of certain costs. While there were no material impacts from COVID-19 on financial results, actual results could differ from those estimates which could result in material impacts to our consolidated financial statements in future reporting periods.
In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly our condensed consolidated financial statements for the interim periods described herein. All such adjustments are of a normal and recurring nature, except as otherwise disclosed. The results for the three and six months ended June 30, 2020, are not necessarily indicative of the results for the entire fiscal year ending December 31, 2020.
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
Adoption of New Accounting Pronouncements
(a) Measurement of credit losses on financial instruments, amendments and updates
The FASB issued an accounting standards update in June 2016 that requires more timely recording of credit losses on loans and other financial instruments (ASC 326). The amendments affect entities that hold financial assets and net investment in leases that are not accounted for at fair value through net income (loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, etc.). They require an entity to present a financial asset (or group of financial assets) that is measured at amortized cost basis at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods appropriate in its circumstances. The FASB subsequently issued various updates to ASC 326 to clarify transition and scope requirements, make narrow-scope codification improvements, including in March 2020, and corrections and provide targeted transition relief. We adopted the amendments effective January 1, 2020, including the narrow-scope improvements issued in March 2020, and recorded a cumulative-effect adjustment of $1 million to retained earnings at the beginning of the period of adoption, with no material effect to our condensed consolidated results of operations, financial position, cash flows and disclosures.
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
(a) Simplifying the accounting for income taxes
In December 2019, the FASB issued an accounting standards update that is intended to reduce complexity in accounting for income taxes. The amendments remove specific exceptions to the general principles in ASC 740, Income Taxes, eliminating the need for an entity to analyze whether the following apply in a given period: (1) exception to the incremental approach for intra-period tax allocation; (2) exceptions to accounting for basis differences in equity method investments when there are ownership changes in foreign investments; and (3) exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. The amendments also improve financial statement preparers’ application of income-tax related guidance and simplify U. S. GAAP for: (1) franchise taxes that are partially based on income; (2) transactions with a government that result in a step up in the tax basis of goodwill; (3) separate financial statements of legal entities that are not subject to tax; and (4) enacted changes in tax laws in interim periods. The amendments are effective for public business entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period for which financial statements have not been issued, with adoption of all amendments in the same period. Application is on a retrospective and/or modified retrospective basis, or a prospective basis, depending on the amendment aspect. We expect our adoption will not materially affect our consolidated results of operations, financial position and cash flows.

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
Certain Networks entities record revenue from Alternative Revenue Programs (ARPs), which is not ASC 606 revenue. Such programs represent contracts between the utilities and their regulators. The Networks ARPs include revenue decoupling mechanisms (RDMs), other ratemaking mechanisms, annual revenue requirement reconciliations and other demand side management programs.
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
Contract Costs and Contract Liabilities
We recognize an asset for incremental costs of obtaining a contract with a customer when we expect the benefit of those costs to be longer than one year. We have contract assets for costs from development success fees, which we paid during the solar asset development period in 2018, and will amortize ratably into expense over the 15-year life of the power purchase agreement (PPA), expected to commence in December 2021 upon commercial operation. We also have a contract asset for costs incurred to cancel a PPA, which we will amortize over the 10-year contract period of the replacement PPA that will commence upon completion of the project. Contract assets totaled $12 million at both June 30, 2020 and December 31, 2019, and are presented in "Other non-current assets" on our condensed consolidated balance sheets.
We have contract liabilities for revenue from transmission congestion contract (TCC) auctions, for which we receive payment at the beginning of an auction period, and amortize ratably each month into revenue over the applicable auction period. The auction periods range from six months to two years. TCC contract liabilities totaled $12 million and $10 million at June 30, 2020 and December 31, 2019, respectively, and are presented in "Other current liabilities" on our condensed consolidated balance sheets. We recognized $5 million and $10 million as revenue during the three and six months ended June 30, 2020, respectively, and $4 million and $9 million for the three and six months ended June 30, 2019, respectively.

Revenues disaggregated by major source for our reportable segments for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30, 2020				Six Months Ended June 30, 2020
	Networks	Renewables	Other (b)	Total	Networks	Renewables	Other (b)	Total
(Millions)
Regulated operations – electricity	$844	$—	$—	$844	$1,717	$—	$—	$1,717
Regulated operations – natural gas	237	—	—	237	744	—	—	744
Nonregulated operations – wind	—	228	—	228	—	439	—	439
Nonregulated operations – solar	—	6	—	6	—	10	—	10
Nonregulated operations – thermal	—	4	—	4	—	14	—	14
Other(a)	7	19	—	26	26	47	—	73
Revenue from contracts with customers	1,088	257	—	1,345	2,487	510	—	2,997
Leasing revenue	2	—	—	2	3	—	—	3
Derivative revenue	—	16	—	16	—	86	—	86
Alternative revenue programs	29	—	—	29	85	—	—	85
Other revenue	2	(1)	(1)	—	7	4	(1)	10
Total operating revenues	$1,121	$272	$(1)	$1,392	$2,582	$600	$(1)	$3,181

	Three Months Ended June 30, 2019				Six Months Ended June 30, 2019
	Networks	Renewables	Other (b)	Total	Networks	Renewables	Other (b)	Total
(Millions)
Regulated operations – electricity	$802	$—	$—	$802	$1,715	$—	$—	$1,715
Regulated operations – natural gas	249	—	—	249	874	—	—	874
Nonregulated operations – wind	—	221	—	221	—	403	—	403
Nonregulated operations – solar	—	8	—	8	—	13	—	13
Nonregulated operations – thermal	—	—	—	—	—	16	—	16
Other(a)	18	24	—	42	55	17	(4)	68
Revenue from contracts with customers	1,069	253	—	1,322	2,644	449	(4)	3,089
Leasing revenue	3	—	—	3	4	—	—	4
Derivative revenue	—	48	—	48	—	89	—	89
Alternative revenue programs	19	—	—	19	35	—	—	35
Other revenue	2	6	—	8	14	11	—	25
Total operating revenues	$1,093	$307	$—	$1,400	$2,697	$549	$(4)	$3,242
(a)Primarily includes certain intra-month trading activities, billing, collection and administrative charges, sundry billings and other miscellaneous revenue.
(b)Does not represent a segment. Includes Corporate and intersegment eliminations.
As of June 30, 2020 and December 31, 2019, accounts receivable balances related to contracts with customers were approximately $931 million and $1,050 million, respectively, including unbilled revenues of $283 million and $345 million, which are included in “Accounts receivable and unbilled revenues, net” on our condensed consolidated balance sheets.

As of June 30, 2020, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) were as follows:

As of June 30, 2020	2021	2022	2023	2024	2025	Thereafter	Total
(Millions)
Revenue expected to be recognized on multiyear retail energy sales contracts in place	$1	$1	$1	$1	$—	$—	$4
Revenue expected to be recognized on multiyear capacity and carbon-free energy sale contracts	38	23	15	12	11	75	174
Revenue expected to be recognized on multiyear renewable energy credit sale contracts	18	12	6	4	3	5	48
Total operating revenues	$57	$36	$22	$17	$14	$80	$226
As of June 30, 2020, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) for the remainder of 2020 was $45 million.
Note 5. Regulatory Assets and Liabilities
Pursuant to the requirements concerning accounting for regulated operations, our utilities capitalize, as regulatory assets, incurred and accrued costs that are probable of recovery in future electric and natural gas rates. We base our assessment of whether recovery is probable on the existence of regulatory orders that allow for recovery of certain costs over a specific period, or allow for reconciliation or deferral of certain costs. When costs are not treated in a specific regulatory order, we use regulatory precedent to determine if recovery is probable. Our operating utilities also record, as regulatory liabilities, obligations to refund previously collected revenue or to spend revenue collected from customers on future costs. The primary items that are not included in rate base or accruing carrying costs are regulatory assets for qualified pension and other postretirement benefits, which reflect unrecognized actuarial gains and losses; debt premium; environmental remediation costs, which are primarily the offset of accrued liabilities for future spending; unfunded future income taxes, which are the offset to the unfunded future deferred income tax liability recorded; asset retirement obligations; hedge losses; and contracts for differences. The total net amount of these items is approximately $1,687 million.
CMP Rate Case
In an order issued on February 19, 2020, the MPUC authorized an increase in CMP's distribution revenue requirement of $17 million, or approximately 7%, based on an allowed ROE of 9.25% and a 50% equity ratio. The rate increase was effective March 1, 2020. The MPUC also imposed a 1.00% ROE reduction (to 8.25%) for management efficiency associated with CMP’s customer service performance following the implementation of its new billing system in 2017. The management efficiency adjustment will remain in effect until CMP has demonstrated satisfactory customer service performance on four specified service quality measures for a period of 18 consecutive months which commenced on March 1, 2020. CMP is currently satisfying all four of these quality measures.
The order provided additional funding for staffing increases, vegetation management programs and storm restoration costs, while retaining the basic tiered structure for storm cost recovery implemented in the 2014 stipulation. The MPUC order also retained the RDM implemented in 2014. The order denied CMP’s request to increase rates for higher costs associated with services provided by its affiliates and initiated a management audit to assess the quality of these services as well as the impacts of the AVANGRID management structure on the quality of CMP’s customer service.
CMP Revenue Decoupling Mechanism Investigation
On June 9, 2020, the MPUC issued a Notice of Investigation to open an investigation into the effects of the COVID-19 pandemic on customers’ electricity-usage patterns and whether CMP’s RDM should be suspended for the annual distribution rate change that is expected to occur on July 1, 2021, for electricity delivered in calendar year 2020. On June 24, 2020, the MPUC issued a procedural order setting forth initial steps in this proceeding. On July 21, 2020, CMP filed testimony presenting electricity-usage data for its two RDM classes (residential and commercial/industrial) through June 2020, along with testimony explaining the data and the reasons why the current RDM should remain in place without alteration. We cannot predict the outcome of this matter.

NYSEG and RG&E Rate Plans and Rate Case Filings
Current Rate Plan
On June 15, 2016, the New York State Public Service Commission (NYPSC) approved the Joint Proposal filed with the NYPSC by New York State Electric & Gas Corporation (NYSEG) and Rochester Gas and Electric Corporation (RG&E) and by certain other signatory parties on February 19, 2016, in connection with a three-year rate plan for electric and gas service at NYSEG and RG&E effective May 1, 2016. Following the approval of the Joint Proposal, most of the regulatory deferrals related to NYSEG are amortized over a five-year period, except a portion of storm costs to be recovered over ten years, unfunded deferred taxes being amortized over a period of 50 years and plant-related tax items which are amortized over the life of associated plant. Annual amortization expense for NYSEG is approximately $16.5 million per rate year. RG&E items that are being amortized are plant-related tax items, which are amortized over the life of associated plant, and unfunded deferred taxes being amortized over a period of 50 years. A majority of the other items related to RG&E, which net to a regulatory liability, remain deferred and will not be amortized until future proceedings.
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
Rate Case Filing Update
On May 20, 2019, NYSEG and RG&E filed rate cases with the NYPSC for new tariffs.
On March 23, 2020, the Public Utility Law Project (a party to the cases) submitted a letter motion requesting that the NYPSC administrative law judges assigned to preside over the rate cases require NYSEG and RG&E to pause settlement discussions and to provide new and accurate calculations based on the current and future expected economic impact of the COVID-19 pandemic. On March 31, 2020, NYSEG and RG&E, Multiple Intervenors (a party to the cases) and NYDPS staff each filed a response in opposition to the motion. On April 7, 2020, the NYPSC administrative law judges issued a Ruling Denying Public Utility Law Project’s Motion, allowing settlement negotiations to continue. On April 22, 2020, the Public Utility Law Project and AARP filed an interlocutory appeal requesting that the NYPSC review the determination of the administrative law judges. We cannot predict the outcome of this proceeding.
On June 22, 2020, NYSEG and RG&E filed a joint proposal with the NYPSC for a new three-year rate plan. The proposed effective date of new tariffs is November 1, 2020 with a make-whole provision back to April 17, 2020. The proposed rates facilitate the companies’ transition to a cleaner energy future while allowing for important initiatives such as COVID-19 relief for customers and additional funding for vegetation management, hardening/resiliency and emergency preparedness. The joint proposal bases delivery revenues on an 8.80% ROE and 48% equity ratio; however, for the proposed earnings sharing mechanism, the equity ratio is the lower of the actual equity ratio or 50%. The below table provides a summary of the proposed delivery rate increases and delivery rate percentages, including rate levelization and excluding energy efficiency, which is a pass-through, for all four businesses:

	Year 1		Year 2		Year 3
	Rate Increase	Delivery Rate %	Rate Increase	Delivery Rate %	Rate Increase	Delivery Rate %
Utility	(Millions)	Increase	(Millions)	Increase	(Millions)	Increase
NYSEG Electric	$34.7	4.6%	$71.51	9.1%	$79.4	9.1%
NYSEG Gas	$—	—%	$1.58	0.8%	$3.3	1.6%
RG&E Electric	$10.7	2.4%	$22.92	5.2%	$25.4	5.2%
RG&E Gas	$—	—%	$—	—%	$2.4	1.3%
The rate plans continue the RAM designed to return or collect certain defined reconciled revenues and costs, have new depreciation rates and continue existing RDMs for each business. Statements in support or opposition and reply statements were filed in July 2020, and a final decision by the NYPSC is expected in October 2020. We cannot predict the outcome of this proceeding.

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
In December 2017, PURA approved new tariffs for the Southern Connecticut Gas Company (SCG) effective January 1, 2018 for a three-year rate plan with rate increases of $2 million, $5 million and $5 million in 2018, 2019 and 2020, respectively. The new tariffs also include an RDM and Distribution Integrity Management Program (DIMP) mechanism similar to the mechanisms authorized for Connecticut Natural Gas Corporation (CNG), ESM, the amortization of certain regulatory liabilities (most notably accumulated hardship deferral balances and certain accumulated deferred income taxes) and tariff increases based on a ROE of 9.25% and approximately 52% equity level. Any dollars due to customers from the ESM will be first applied against any environmental regulatory asset balance as defined in the settlement agreement (if one exists at that time) or refunded to customers through a bill credit if such environmental regulatory asset balance does not exist.
In December 2018, PURA approved new tariffs for CNG effective January 1, 2019 for a three-year rate plan with rate increases of $10 million, $5 million and $5 million in 2019, 2020 and 2021, respectively. The new tariffs continued the RDM and DIMP mechanism. ESM and tariff increases are based on an ROE of 9.30% and an equity ratio of 54.00% in 2019, 54.50% in 2020 and 55.00% in 2021.
On January 18, 2019, the DPU approved new distribution rates for BGC providing for a $2 million distribution base rate increase effective February 1, 2019 (with a make-whole provision back to January 1, 2019), and an additional $1 million base distribution increase effective November 1, 2019, if certain investments are made by BGC. The distribution rate increase is based on a 9.70% ROE and 55% equity ratio. The new tariffs provide for the implementation of an RDM and pension expense tracker and also provide that BGC will not file to change base distribution rates to become effective before November 1, 2021.
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

Regulatory assets as of June 30, 2020 and December 31, 2019, respectively, consisted of:

	June 30,	December 31,
As of	2020	2019
(Millions)
Pension and other post-retirement benefits cost deferrals	$106	$125
Pension and other post-retirement benefits	995	1,061
Storm costs	364	272
Rate adjustment mechanism	21	79
Revenue decoupling mechanism	67	19
Transmission revenue reconciliation mechanism	5	5
Contracts for differences	93	92
Hardship programs	25	29
Plant decommissioning	2	5
Deferred purchased gas	2	25
Deferred transmission expense	23	11
Environmental remediation costs	281	277
Debt premium	90	97
Unamortized losses on reacquired debt	27	29
Unfunded future income taxes	406	399
Federal tax depreciation normalization adjustment	152	153
Asset retirement obligation	21	17
Deferred meter replacement costs	26	27
COVID-19 cost recovery	3	—
Other	152	139
Total regulatory assets	2,861	2,861
Less: current portion	282	294
Total non-current regulatory assets	$2,579	$2,567
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
“Storm costs” for CMP, NYSEG, RG&E and UI are allowed in rates based on an estimate of the routine costs of service restoration. The companies are also allowed to defer service restoration costs resulting from major storms when they meet certain criteria for severity and duration. As of June 30, 2020, deferred storm costs include $72 million and $23 million at NYSEG being recovered over ten-year and five-year periods, respectively, beginning in 2016, and $155 million and $61 million at NYSEG and RG&E, respectively, not included in the Joint Proposal. The amounts not included in the Joint Proposal will be recovered through RAM or determined as part of the current rate proceedings.
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
"COVID-19 cost recovery" represents deferred COVID-19-related costs in the state of Connecticut based on the order issued by PURA on April 29, 2020, requiring utilities to track COVID-19-related expenses and lost revenue and create a regulatory asset.
“Other” includes post-term amortization deferrals and various items subject to reconciliation including hedge losses and deferred property tax.

Regulatory liabilities as of June 30, 2020 and December 31, 2019, respectively, consisted of:

	June 30,	December 31,
As of	2020	2019
(Millions)
Energy efficiency portfolio standard	$68	$72
Gas supply charge and deferred natural gas cost	13	11
Pension and other post-retirement benefits cost deferrals	72	80
Carrying costs on deferred income tax bonus depreciation	38	49
Carrying costs on deferred income tax - Mixed Services 263(a)	12	15
2017 Tax Act	1,552	1,548
Revenue decoupling mechanism	8	17
Accrued removal obligations	1,183	1,173
Asset sale gain account	10	10
Economic development	27	27
Positive benefit adjustment	35	37
Theoretical reserve flow thru impact	11	14
Deferred property tax	49	17
Net plant reconciliation	23	23
Debt rate reconciliation	77	67
Rate refund – FERC ROE proceeding	33	32
Transmission congestion contracts	24	23
Merger-related rate credits	15	16
Accumulated deferred investment tax credits	26	13
Asset retirement obligation	17	14
Earning sharing provisions	26	28
Middletown/Norwalk local transmission network service collections	18	18
Low income programs	30	33
Non-firm margin sharing credits	13	16
New York 2018 winter storm settlement	11	11
Other	190	159
Total regulatory liabilities	3,581	3,523
Less: current portion	249	242
Total non-current regulatory liabilities	$3,332	$3,281
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
“Merger-related rate credits” resulted from the acquisition of UIL. This is being used to moderate increases in rates. During the three and six months ended June 30, 2020, respectively, $0 and $1 million of rate credits were applied against customer bills. During the three and six months ended June 30, 2019, respectively, $0 and $1 million of rate credits were applied against customer bills.

"Asset retirement obligation" represents the differences in timing of the recognition of costs associated with our AROs and the collection of such amounts through rates. This amount is being amortized at the related depreciation and accretion amounts of the underlying liability.
"Earning sharing provisions" represents the annual earnings over the earning sharing threshold.
"Middletown/Norwalk local transmission network service collections" represents allowance for funds used during construction of the Middletown/Norwalk transmission line which is being amortized over the useful life of the project.
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
•Our equity and other investments consist of Rabbi Trusts for deferred compensation plans and a supplemental retirement benefit life insurance trust. The Rabbi Trusts primarily include equity securities and money market funds. We measure the fair value of our Rabbi Trust portfolio using observable, unadjusted quoted market prices in active markets for identical assets and include the measurements in Level 1. We measure the fair value of the supplemental retirement benefit life insurance trust based on quoted prices in the active markets for the various funds within which the assets are held and include the measurement in Level 2.
•NYSEG and RG&E enter into electric energy derivative contracts to hedge the forecasted purchases required to serve their electric load obligations. They hedge their electric load obligations using derivative contracts that are settled based upon Locational Based Marginal Pricing published by the NYISO. NYSEG and RG&E hedge approximately 70% of their electric load obligations using contracts for a NYISO location where an active market exists. The forward market prices used to value the companies’ open electric energy derivative contracts are based on quoted prices in active markets for identical assets or liabilities with no adjustment required and therefore we include the fair value measurements in Level 1.
•NYSEG and RG&E enter into natural gas derivative contracts to hedge their forecasted purchases required to serve their natural gas load obligations. The forward market prices used to value open natural gas derivative contracts are exchange-based prices for the identical derivative contracts traded actively on the New York Mercantile Exchange (NYMEX). Because we use prices quoted in an active market we include the fair value measurements in Level 1.
•NYSEG, RG&E and CMP enter into fuel derivative contracts to hedge their unleaded and diesel fuel requirements for their fleet vehicles. Exchange-based forward market prices are used, but because an unobservable basis adjustment is added to the forward prices, we include the fair value measurement for these contracts in Level 3.
•UI enters into CfDs, which are marked-to-market based on a probability-based expected cash flow analysis that is discounted at risk-free interest rates and an adjustment for non-performance risk using credit default swap rates. We include the fair value measurement for these contracts in Level 3 (See Note 7 for further discussion of CfDs).
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
Restricted cash was $5 million and $6 million as of June 30, 2020 and December 31, 2019, respectively, and is included in "Other Assets" on our condensed consolidated balance sheets.
The financial instruments measured at fair value as of June 30, 2020 and December 31, 2019, respectively, consisted of:

As of June 30, 2020	Level 1	Level 2	Level 3	Netting	Total
(Millions)
Equity investments with readily determinable fair values	$37	$11	$—	$—	$48
Derivative assets
Derivative financial instruments - power	$5	$52	$123	$(74)	$106
Derivative financial instruments - gas	1	30	31	(60)	2
Contracts for differences	—	—	2	—	2
Derivative financial instruments – other	—	1	—	—	1
Total	$6	$83	$156	$(134)	$111
Derivative liabilities
Derivative financial instruments - power	$(20)	$(40)	$(38)	$91	$(7)
Derivative financial instruments - gas	—	(18)	(6)	24	—
Contracts for differences	—	—	(95)	—	(95)
Derivative financial instruments – other	—	(2)	(1)	—	(3)
Total	$(20)	$(60)	$(140)	$115	$(105)

As of December 31, 2019	Level 1	Level 2	Level 3	Netting	Total
(Millions)
Equity investments with readily determinable fair values	$38	$13	$—	$—	$51
Derivative assets
Derivative financial instruments - power	$4	$23	$120	$(54)	$93
Derivative financial instruments - gas	—	40	31	(71)	—
Contracts for differences	—	—	2	—	2
Total	$4	$63	$153	$(125)	$95
Derivative liabilities
Derivative financial instruments - power	$(28)	$(43)	$(29)	$92	$(8)
Derivative financial instruments - gas	(4)	(26)	(5)	33	(2)
Contracts for differences	—	—	(94)	—	(94)
Derivative financial instruments - other	—	(1)	—	—	(1)
Total	$(32)	$(70)	$(128)	$125	$(105)

The reconciliation of changes in the fair value of financial instruments based on Level 3 inputs for the three and six months ended June 30, 2020 and 2019, respectively, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2020	2019	2020	2019
Fair Value Beginning of Period,	$15	$(22)	$25	$(15)
Gains recognized in operating revenues	4	14	17	37
(Losses) recognized in operating revenues	(3)	—	(13)	(11)
Total gains recognized in operating revenues	1	14	4	26
Gains recognized in OCI	1	1	2	—
(Losses) recognized in OCI	(1)	—	(6)	(13)
Total gains (losses) recognized in OCI	—	1	(4)	(13)
Net change recognized in regulatory assets and liabilities	2	2	(1)	—
Purchases	1	(26)	1	(26)
Settlements	(2)	(1)	(8)	(4)
Transfers out of Level 3 (a)	(1)	—	(1)	—
Fair Value as of June 30,	$16	$(32)	$16	$(32)
Gains for the period included in operating revenues attributable to the change in unrealized gains relating to financial instruments still held at the reporting date	$1	$14	$4	$26
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

As of June 30, 2020
Instruments	Instrument Description	Valuation Technique	Valuation Inputs	Index	Avg.	Max.	Min.
Fixed price power and gas swaps with delivery period > two years	Transactions with delivery periods exceeding two years	Transactions are valued against forward market prices on a discounted basis	Observable and extrapolated forward gas and power prices not all of which can be corroborated by market data for identical or similar products	NYMEX ($/MMBtu)	$2.84	$4.90	$1.48
				Indiana hub ($/MWh)	$30.14	$61.12	$16.36
				Mid C ($/MWh)	$24.78	$105.00	$(0.50)
				Minn hub ($/MWh)	$24.70	$52.17	$11.52
				NoIL hub ($/MWh)	$26.92	$55.39	$12.70
				Ercot S hub ($/MWh)	$31.28	$248.39	$11.41
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

Range at
Unobservable Input	June 30, 2020
Risk of non-performance	0.76% - 0.98%
Discount rate	0.29% - 0.49%
Forward pricing ($ per KW-month)	$2.00 - $5.30
Fair Value of Debt
As of June 30, 2020 and December 31, 2019, debt consisted of first mortgage bonds, unsecured pollution control notes and other various non-current debt securities. The estimated fair value of debt amounted to $8,917 million and $8,168 million as of June 30, 2020 and December 31, 2019, respectively. The estimated fair value was determined, in most cases, by discounting the future cash flows at market interest rates. The interest rates used to make these calculations take into account the credit ratings of the borrowers in each case. All debt is considered Level 2 within the fair value hierarchy.
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

(a) Networks activities
The tables below present Networks' derivative positions as of June 30, 2020 and December 31, 2019, respectively, including those subject to master netting agreements and the location of the net derivative positions on our condensed consolidated balance sheets:

As of June 30, 2020	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$5	$4	$4	$2
Derivative liabilities	(4)	(1)	(30)	(86)
	1	3	(26)	(84)
Designated as hedging instruments
Derivative assets	—	—	—	—
Derivative liabilities	—	—	(3)	(1)
	—	—	(3)	(1)
Total derivatives before offset of cash collateral	1	3	(29)	(85)
Cash collateral receivable	—	—	13	2
Total derivatives as presented in the balance sheet	$1	$3	$(16)	$(83)

As of December 31, 2019	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$1	$4	$1	$2
Derivative liabilities	(1)	(2)	(39)	(86)
	—	2	(38)	(84)
Designated as hedging instruments
Derivative assets	—	—	—	—
Derivative liabilities	—	—	(1)	(1)
	—	—	(1)	(1)
Total derivatives before offset of cash collateral	—	2	(39)	(85)
Cash collateral receivable	—	—	27	1
Total derivatives as presented in the balance sheet	$—	$2	$(12)	$(84)
The net notional volumes of the outstanding derivative instruments associated with Networks activities as of June 30, 2020 and December 31, 2019, respectively, consisted of:

	June 30,	December 31,
As of	2020	2019
(Millions)
Wholesale electricity purchase contracts (MWh)	4.6	5.1
Natural gas purchase contracts (Dth)	7.7	8.5
Fleet fuel purchase contracts (Gallons)	1.9	2.2
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
The amounts for electricity hedge contracts and natural gas hedge contracts recognized in regulatory liabilities and assets as of June 30, 2020 and December 31, 2019 and amounts reclassified from regulatory assets and liabilities into income for the three and six months ended June 30, 2020 and 2019 are as follows:

(Millions)	Loss or Gain Recognized in Regulatory Assets/Liabilities		Location of Loss Reclassified from Regulatory Assets/Liabilities into Income	Loss Reclassified from Regulatory Assets/Liabilities into Income
As of				Three Months Ended June 30,		Six Months Ended June 30,
June 30, 2020	Electricity	Natural Gas	2020	Electricity	Natural Gas	Electricity	Natural Gas
Regulatory assets	$15	$—	Purchased power, natural gas and fuel used	$12	$—	$33	$5
Regulatory liabilities	$—	$(1)
December 31, 2019			2019
Regulatory assets	$24	$4	Purchased power, natural gas and fuel used	$6	$—	$10	$—
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
PURA has determined that costs associated with these CfDs will be fully recoverable by UI and CL&P through electric rates, and UI has deferred recognition of costs (a regulatory asset) or obligations (a regulatory liability), including carrying costs. For those CfDs signed by CL&P, UI records its approximate 20% portion pursuant to the cost-sharing agreement noted above. As of June 30, 2020, UI has recorded a gross derivative asset of $2 million ($0 of which is related to UI’s portion of the CfD signed by CL&P), a regulatory asset of $93 million, a gross derivative liability of $95 million ($93 million of which is related to UI’s portion of the CfD signed by CL&P) and a regulatory liability of $0. As of December 31, 2019, UI had recorded a gross derivative asset of $2 million ($0 of which is related to UI’s portion of the CfD signed by CL&P), a regulatory asset of $92 million, a gross derivative liability of $94 million ($92 million of which is related to UI’s portion of the CfD signed by CL&P) and a regulatory liability of $0.
The unrealized gains and losses from fair value adjustments to these derivatives, which are recorded in regulatory assets, for the three and six months ended June 30, 2020 and 2019, respectively, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(Millions)
Derivative assets	$—	$(2)	$—	$(3)
Derivative liabilities	$2	$4	$(1)	$3

Derivatives designated as hedging instruments
The effect of derivatives in cash flow hedging relationships on Other Comprehensive Income (OCI) and income for the three and six months ended June 30, 2020 and 2019, respectively, consisted of:

Three Months Ended June 30,	Gain (Loss) Recognized in OCI on Derivatives (a)	Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2020
Interest rate contracts	$—	Interest expense	$1	$89
Commodity contracts	1	Purchased power, natural gas and fuel used	1	265
Foreign currency exchange contracts	4		—
Total	$5		$2
2019
Interest rate contracts	$—	Interest expense	$2	$76
Commodity contracts	(1)	Purchased power, natural gas and fuel used	—	259
Foreign currency exchange contracts	1		—
Total	$—		$2

Six Months Ended June 30,	(Loss) Gain Recognized in OCI on Derivatives (a)	Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2020
Interest rate contracts	$—	Interest expense	$2	$165
Commodity contracts	(1)	Purchased power, natural gas and fuel used	1	740
Foreign currency exchange contracts	(2)		—
Total	$(3)		$3
2019
Interest rate contracts	$—	Interest expense	$4	$154
Commodity contracts	—	Purchased power, natural gas and fuel used	—	822
Foreign currency exchange contracts	1		—
Total	$1		$4
(a) Changes in accumulated OCI are reported on a pre-tax basis.
The net loss in accumulated OCI related to previously settled forward starting swaps and accumulated amortization is $53 million and $55 million as of June 30, 2020 and December 31, 2019, respectively. We recorded $1 million and $2 million in net derivative losses related to discontinued cash flow hedges for the three and six months ended June 30, 2020, respectively and $2 million and $4 million for the three and six months ended June 30, 2019, respectively. We will amortize approximately $2 million of discontinued cash flow hedges for the remainder of 2020.
Unrealized losses of $4 million on hedge derivatives are reported in OCI because the forecasted transactions are considered to be probable as of June 30, 2020. We expect that $1 million of those losses will be reclassified into earnings within the next twelve months. The maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted fleet fuel transactions is 10 months.

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
The net notional volumes of outstanding derivative instruments associated with Renewables activities as of June 30, 2020 and December 31, 2019, respectively, consisted of:

	June 30,	December 31,
As of	2020	2019
(MWh/Dth in millions)
Wholesale electricity purchase contracts	4	4
Wholesale electricity sales contracts	9	9
Natural gas and other fuel purchase contracts	33	29
Financial power contracts	12	10
Basis swaps – purchases	43	42
Basis swaps – sales	—	1
The fair values of derivative contracts associated with Renewables activities as of June 30, 2020 and December 31, 2019, respectively, consisted of:

	June 30,	December 31,
As of	2020	2019
(Millions)
Wholesale electricity purchase contracts	$(4)	$10
Wholesale electricity sales contracts	26	4
Natural gas and other fuel purchase contracts	1	(2)
Financial power contracts	78	73
Total	$101	$85

The tables below present Renewables' derivative positions as of June 30, 2020 and December 31, 2019, respectively, including those subject to master netting agreements and the location of the net derivative position on our condensed consolidated balance sheets:

As of June 30, 2020	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$36	$119	$45	$—
Derivative liabilities	(1)	(18)	(52)	—
	35	101	(7)	—
Designated as hedging instruments
Derivative assets	2	24	9	1
Derivative liabilities	—	(19)	(9)	(2)
	2	5	—	(1)
Total derivatives before offset of cash collateral	37	106	(7)	(1)
Cash collateral (payable) receivable	(11)	(25)	2	—
Total derivatives as presented in the balance sheet	$26	$81	$(5)	$(1)

As of December 31, 2019	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$23	$110	$42	$13
Derivative liabilities	(1)	(7)	(48)	(18)
	22	103	(6)	(5)
Designated as hedging instruments
Derivative assets	—	18	5	4
Derivative liabilities	—	(9)	(13)	(6)
	—	9	(8)	(2)
Total derivatives before offset of cash collateral	22	112	(14)	(7)
Cash collateral (payable) receivable	(11)	(30)	7	6
Total derivatives as presented in the balance sheet	$11	$82	$(7)	$(1)

Derivatives not designated as hedging instruments
The effects of trading and non-trading derivatives associated with Renewables activities for the three and six months ended June 30, 2020, consisted of:

	Three Months Ended			Six Months Ended
	June 30, 2020			June 30, 2020
	Trading	Non-trading	Total amount per income statement	Trading	Non-trading	Total amount per income statement
(Millions)
Operating Revenues
Wholesale electricity purchase contracts	$(1)	$—		$(2)	$—
Wholesale electricity sales contracts	2	4		6	15
Financial power contracts	(3)	(8)		(3)	14
Financial and natural gas contracts	—	(5)		—	(5)
Total (loss) gain included in operating revenues	$(2)	$(9)	$1,392	$1	$24	$3,181

Purchased power, natural gas and fuel used
Wholesale electricity purchase contracts	$—	$—		$—	$(11)
Financial power contracts	—	5		—	(1)
Financial and natural gas contracts	—	5		—	3
Total gain (loss) included in purchased power, natural gas and fuel used	$—	$10	$265	$—	$(9)	$740
Total (Loss) Gain	$(2)	$1		$1	$15
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

Derivatives designated as hedging instruments
The effect of derivatives in cash flow hedging relationships on accumulated OCI and income for the three and six months ended June 30, 2020 and 2019, respectively, consisted of:

Three Months Ended June 30,	Gain Recognized in OCI on Derivatives (a)	Location of (Gain) Reclassified from Accumulated OCI into Income	(Gain) Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2020
Commodity contracts	$1	Operating revenues	$(1)	$1,392
2019
Commodity contracts	$5	Operating revenues	$—	$1,400

Six Months Ended June 30,	Gain (Loss) Recognized in OCI on Derivatives (a)	Location of (Gain) Reclassified from Accumulated OCI into Income	(Gain) Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2020
Commodity contracts	$8	Operating revenues	$(1)	$3,181
2019
Commodity contracts	$(15)	Operating revenues	$—	$3,242
(a) Changes in OCI are reported on a pre-tax basis.
Amounts are reclassified from accumulated OCI into income in the period during which the transaction being hedged affects earnings or when it becomes probable that a forecasted transaction being hedged would not occur. Notwithstanding future changes in prices, approximately $4 million of gains included in accumulated OCI at June 30, 2020, are expected to be reclassified into earnings within the next twelve months. We did not record any net derivative losses related to discontinued cash flow hedges for both the three and six months ended June 30, 2020 and 2019.
(c) Interest rate contracts
AVANGRID uses financial derivative instruments from time to time to alter its fixed and floating rate debt balances or to hedge fixed rates in anticipation of future fixed rate issuances.
On January 31, 2020, AVANGRID entered into two treasury locks, with a total notional amount of $600 million, to hedge the issuance of forecasted fixed rate debt. The treasury locks were designated and qualified as cash flow hedges and were settled upon the second quarter debt issuance described in Note 15. The $27 million loss on the treasury locks is reported as a component of accumulated OCI and is being reclassified into earnings during the periods in which the related interest expense of the forecasted debt is incurred.
The net loss in accumulated OCI related to previously settled interest rate contracts is $62 million and $38 million as of June 30, 2020 and December 31, 2019, respectively. We amortized into income $2 million and $3 million of the loss related to the settled interest rate contracts for the three and six months ended June 30, 2020, respectively, and $0 for the three and six months ended June 30, 2019. We will amortize approximately $5 million of the net loss on the interest rate contracts for the remainder of 2020.
The effect of derivatives in cash flow hedging relationships on accumulated OCI for the three and six months ended June 30, 2020 and 2019, respectively, consisted of:

Three Months Ended June 30,	Gain (Loss) Recognized in OCI on Derivatives (a)	Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2020
Interest rate contracts	$4	Interest expense	$2	$89
2019
Interest rate contracts	$(4)	Interest expense	$—	$76

Six Months Ended June 30,	(Loss) Recognized in OCI on Derivatives (a)	Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2020
Interest rate contracts	$(27)	Interest expense	$3	$165
2019
Interest rate contracts	$(24)	Interest expense	$—	$154
(a) Changes in OCI are reported on a pre-tax basis. The amounts in accumulated OCI are being reclassified into earnings over the underlying debt maturity periods.
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
The wholesale power supply agreements of UI contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit rating on senior debt were to fall below investment grade. If such an event had occurred as of June 30, 2020, UI would have had to post an aggregate of approximately $13 million in collateral.
We have various master netting arrangements in the form of multiple contracts with various single counterparties that are subject to contractual agreements that provide for the net settlement of all contracts through a single payment. Those arrangements reduce our exposure to a counterparty in the event of a default on or termination of any single contract. For financial statement presentation purposes, we offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim or the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. The amounts of cash collateral under master netting arrangements that have not been offset against net derivative positions were $16 million and $21 million as of June 30, 2020 and December 31, 2019, respectively. Derivative instruments settlements and collateral payments are included throughout the “Changes in operating assets and liabilities” section of operating activities in our condensed consolidated statements of cash flows.
Certain of our derivative instruments contain provisions that require us to maintain an investment grade credit rating on our debt from each of the major credit rating agencies. If our debt were to fall below investment grade, we would be in violation of those provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit risk related contingent features that are in a liability position as of June 30, 2020 is $15 million, for which we have posted collateral.
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
CMP and UI reserved for refunds for Complaints I, II and III consistent with the FERC’s March 3, 2015 decision in Complaint I. Refunds were provided to customers for Complaint I. The CMP and UI total reserve associated with Complaints II and III is $26 million and $7 million, respectively, as of June 30, 2020, which has not changed since December 31, 2019, except for the accrual of carrying costs. If adopted as final by the FERC, the impact of the initial decision by the FERC administrative law judge would be an additional aggregate reserve for Complaints II and III of $17 million, which is based upon currently available information for these proceedings.
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
On November 21, 2019, the FERC issued rulings on two complaints challenging the base return on equity for Midcontinent Independent System Operator, or MISO transmission owners. These rulings established a new zone of reasonableness based on equal weighting of the DCF and capital-asset pricing model for establishing the base return on equity. This resulted in a base return on equity of 9.88% as the midpoint of the zone of reasonableness. Various parties have requested rehearing on this decision, which was granted. On May 21, 2020, FERC issued a ruling, which, among other things, adjusted the methodology to determine the MISO transmission owners’ ROE, resulting in an increase in ROE from 9.88% to 10.02% by utilizing the risk premium model in addition to the DCF model and capital-asset pricing model under both prongs of Section 206 of the FPA, and calculated the zone of reasonableness into equal thirds rather than employing the quartile approach. We cannot predict the outcome of these proceedings, including the potential impact the MISO transmission owners' ROE proceeding may have in establishing a precedent for our pending four Complaints.
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
Guarantee Commitments to Third Parties
As of June 30, 2020, we had approximately $439 million of standby letters of credit, surety bonds, guarantees and indemnifications outstanding. These instruments provide financial assurance to the business and trading partners of AVANGRID and its subsidiaries in their normal course of business. The instruments only represent liabilities if AVANGRID or its subsidiaries fail to deliver on contractual obligations. We therefore believe it is unlikely that any material liabilities associated with these instruments will be incurred and, accordingly, as of June 30, 2020, neither we nor our subsidiaries have any liabilities recorded for these instruments.
PILOT Program Commitment
In June 2020, Renewables entered into a Payment In Lieu of Taxes (PILOT) agreement related to two of its projects with Torrance County, New Mexico. The agreement requires PILOT payments to Torrance County through 2049. No payments are due until 2021.
Note 9. Environmental Liabilities
Environmental laws, regulations and compliance programs may occasionally require changes in our operations and facilities and may increase the cost of electric and natural gas service. We do not provide for accruals of legal costs expected to be incurred in connection with loss contingencies.
Waste sites
The Environmental Protection Agency and various state environmental agencies, as appropriate, have notified us that we are among the potentially responsible parties that may be liable for costs incurred to remediate certain hazardous substances at twenty-six waste sites, which do not include sites where gas was manufactured in the past. Sixteen of the twenty-six sites are included in the New York State Registry of Inactive Hazardous Waste Disposal Sites; five sites are included in Maine’s Uncontrolled Sites Program; one site is included in the Brownfield Cleanup Program and one site is included on the Massachusetts Non-Priority Confirmed Disposal Site list. The remaining sites are not included in any registry list. Finally, six of the twenty-six sites are also included on the National Priorities list. Any liability may be joint and several for certain sites.
We have recorded an estimated liability of $6 million related to twelve of the twenty-six sites. We have paid remediation costs related to the remaining fourteen sites and do not expect to incur additional liabilities. Additionally, we have recorded an estimated liability of $9 million related to another twelve sites where we believe it is probable that we will incur remediation and/or monitoring costs, although we have not been notified that we are among the potentially responsible parties or that we are regulated under State Resource Conservation and Recovery Act programs. It is possible the ultimate cost to remediate these sites may be significantly more than the accrued amount. Our estimate for costs to remediate these sites ranges from $13 million to $23 million as of June 30, 2020. Factors affecting the estimated remediation amount include the remedial action plan selected, the extent of site contamination, and the allocation of the clean-up costs.
Manufactured Gas Plants
We have a program to investigate and perform necessary remediation at our fifty-three sites where gas was manufactured in the past (Manufactured Gas Plants, or MGPs). Six sites are included in the New York State Registry; three sites are included in the New York State Department of Environmental Conservation Multi-Site Order on Consent; three sites are part of Maine’s Voluntary Response Action Program with two such sites part of Maine’s Uncontrolled Sites Program and one site is pending application into the Brownfield Cleanup Program. The remaining sites are not included in any registry list. We have entered into consent orders with various environmental agencies to investigate and, where necessary, remediate forty-one of the fifty-three sites.
Our estimate for all costs related to investigation and remediation of the fifty-three sites ranges from $185 million to $393 million as of June 30, 2020. Our estimate could change materially based on facts and circumstances derived from site investigations, changes in required remedial actions, changes in technology relating to remedial alternatives and changes to current laws and regulations.
Certain of our Connecticut and Massachusetts regulated gas companies own or have previously owned properties where MGPs had historically operated. MGP operations have led to contamination of soil and groundwater with petroleum hydrocarbons, benzene and metals, among other things, at these properties, the regulation and cleanup of which is regulated by the federal Resource Conservation and Recovery Act as well as other federal and state statutes and regulations. Each of the companies has or had an ownership interest in one or more such properties contaminated as a result of MGP-related activities. Under the existing regulations, the cleanup of such sites requires state and at times, federal, regulators’ involvement and approval before cleanup can commence. In certain cases, such contamination has been evaluated, characterized and remediated. In other cases, the sites have been evaluated and characterized, but not yet remediated. Finally, at some of these sites, the scope of the contamination has not yet been fully characterized; no liability was recorded related to these sites as of June 30, 2020 and no amount of loss, if any, can be reasonably estimated at this time. In the past, the companies have received approval for the recovery of MGP-related remediation expenses from customers through rates and will seek recovery in rates for ongoing MGP-related remediation expenses for all of their MGP sites.
As of June 30, 2020 and December 31, 2019, the liability associated with our MGP sites in Connecticut was $96 million and $97 million, respectively, the remediation costs of which could be significant and will be subject to a review by PURA as to whether these costs are recoverable in rates.
Our total recorded liability to investigate and perform remediation at all known inactive MGP sites discussed above and other sites was $348 million and $349 million as of June 30, 2020 and December 31, 2019, respectively. We recorded a corresponding regulatory asset, net of insurance recoveries and the amount collected from FirstEnergy, as described below, because we expect to recover the net costs in rates. Our environmental liability accruals are recorded on an undiscounted basis and are expected to be paid through the year 2056.
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
As of June 30, 2020 and December 31, 2019, the amount reserved for this matter was $17 million and $16 million, respectively. We cannot predict the outcome of this matter.
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
Note 10. Post-retirement and Similar Obligations
We made $15 million and $25 million of pension contributions for the three and six months ended June 30, 2020, respectively. We expect to make additional contributions of $59 million for the remainder of 2020.

The components of net periodic benefit cost for pension benefits for the three and six months ended June 30, 2020 and 2019, respectively, consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(Millions)
Service cost	$11	$10	$23	$20
Interest cost	27	32	54	65
Expected return on plan assets	(50)	(48)	(100)	(96)
Amortization of:
Prior service costs	—	(1)	—	(1)
Actuarial loss	32	27	63	57
Net Periodic Benefit Cost	$20	$20	$40	$45
The components of net periodic benefit cost for postretirement benefits for the three and six months ended June 30, 2020 and 2019, respectively, consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(Millions)
Service cost	$—	$—	$1	$1
Interest cost	3	4	6	8
Expected return on plan assets	(2)	(2)	(4)	(4)
Amortization of:
Prior service costs	(2)	(2)	(4)	(4)
Actuarial loss	1	(1)	1	(1)
Net Periodic Benefit Cost	$—	$(1)	$—	$—
Note 11. Equity
As of June 30, 2020 and December 31, 2019, we had 485,597 and 485,810 shares of common stock held in trust, respectively, and no convertible preferred shares outstanding. During the three and six months ended June 30, 2020 we released 0 and 213 shares of common stock held in trust, respectively. During both the three and six months ended June 30, 2019, we released no shares of common stock held in trust.
We maintain a repurchase agreement with J.P. Morgan Securities, LLC. (JPM), pursuant to which JPM will, from time to time, acquire, on behalf of AVANGRID, shares of common stock of AVANGRID. The purpose of the stock repurchase program is to allow AVANGRID to maintain the relative ownership percentage by Iberdrola at 81.5%. The stock repurchase program may be suspended or discontinued at any time upon notice. In May 2020, 42,777 shares were repurchased pursuant to the stock repurchase program. As of June 30, 2020, a total of 303,835 shares have been repurchased in the open market, all of which are included as AVANGRID treasury shares. The total cost of all repurchases, including commissions, was $14 million as of June 30, 2020.

Accumulated Other Comprehensive Loss
Accumulated Other Comprehensive Loss for the three and six months ended June 30, 2020 and 2019, respectively, consisted of:

	As of March 31,	Three Months Ended June 30,	As of June 30,	As of March 31,	Three Months Ended June 30,	As of June 30,
	2020	2020	2020	2019	2019	2019
(Millions)
Change in revaluation of defined benefit plans	$(12)	$—	$(12)	$(13)	$—	$(13)
Loss on nonqualified pension plans	(7)	—	(7)	(6)	(1)	(7)
Unrealized gain during period on derivatives qualifying as cash flow hedges, net of income tax expense of $3 for 2020 and $1 for 2019	(36)	7	(29)	(20)	2	(18)
Reclassification to net income of losses on cash flow hedges, net of income tax expense of $1 for 2020 and $0 for 2019(a)	(61)	1	(60)	(72)	1	(71)
Gain on derivatives qualifying as cash flow hedges	(97)	8	(89)	(92)	3	(89)
Accumulated Other Comprehensive (Loss) Income	$(116)	$8	$(108)	$(111)	$2	$(109)

	As of December 31,	Six Months Ended June 30,	As of June 30,	As of December 31,	Adoption of new accounting	Six Months Ended June 30,	As of June 30,
	2019	2020	2020	2018	standard	2019	2019
(Millions)
Change in revaluation of defined benefit plans	$(12)	$—	$(12)	$(11)	$(2)	$—	$(13)
Loss on nonqualified pension plans	(7)	—	(7)	(6)	—	(1)	(7)
Unrealized loss during period on derivatives qualifying as cash flow hedges, net of income tax benefit of $(5) for 2020 and $(10) for 2019	(13)	(16)	(29)	9	—	(27)	(18)
Reclassification to net income of losses (gains) on cash flow hedges, net of income tax expense of $1 for both 2020 and 2019(a)	(63)	3	(60)	(64)	(10)	3	(71)
Loss on derivatives qualifying as cash flow hedges	(76)	(13)	(89)	(55)	(10)	(24)	(89)
Accumulated Other Comprehensive Loss	$(95)	$(13)	$(108)	$(72)	$(12)	$(25)	$(109)
(a)Reclassification is reflected in the operating expenses line item in our condensed consolidated statements of income.
Note 12. Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to AVANGRID by the weighted-average number of shares of our common stock outstanding. During the three and six months ended June 30, 2020 and 2019, while we did have securities that were dilutive, these securities did not result in a change in our earnings per share calculations.

The calculations of basic and diluted earnings per share attributable to AVANGRID, for the three and six months ended June 30, 2020 and 2019, respectively, consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(Millions, except for number of shares and per share data)
Numerator:
Net income attributable to AVANGRID	$88	$110	$328	$327
Denominator:
Weighted average number of shares outstanding - basic	309,506,595	309,491,082	309,498,838	309,491,082
Weighted average number of shares outstanding - diluted	309,547,451	309,512,752	309,551,660	309,509,620
Earnings per share attributable to AVANGRID
Earnings Per Common Share, Basic	$0.28	$0.36	$1.06	$1.06
Earnings Per Common Share, Diluted	$0.28	$0.36	$1.06	$1.06
Note 13. Segment Information
Our segment reporting structure uses our management reporting structure as its foundation to reflect how AVANGRID manages the business internally and is organized by type of business. We report our financial performance based on the following two reportable segments:
•Networks: includes all of the energy transmission and distribution activities, any other regulated activity originating in New York and Maine and regulated electric distribution, electric transmission and gas distribution activities originating in Connecticut and Massachusetts. The Networks reportable segment includes eight rate regulated operating segments. These operating segments generally offer the same services distributed in similar fashions, have the same types of customers, have similar long-term economic characteristics and are subject to similar regulatory requirements, allowing these operations to be aggregated into one reportable segment.
•Renewables: activities relating to renewable energy, mainly wind energy generation and trading related with such activities.
The chief operating decision maker evaluates segment performance based on segment adjusted net income defined as net income adjusted to exclude restructuring charges, mark-to-market earnings from changes in the fair value of derivative instruments, accelerated depreciation derived from repowering of wind farms and costs incurred in connection with the COVID-19 pandemic.
Products and services are sold between reportable segments and affiliate companies at cost. Segment income, expense and assets presented in the accompanying tables include all intercompany transactions that are eliminated in our condensed consolidated financial statements. Refer to Note 4 - Revenue for more detailed information on revenue by segment.
Segment information as of and for the three and six months ended June 30, 2020, consisted of:

Three Months Ended June 30, 2020	Networks	Renewables	Other (a)	AVANGRID Consolidated
(Millions)
Revenue - external	$1,120	$272	$—	$1,392
Revenue - intersegment	1	—	(1)	—
Depreciation and amortization	147	94	1	242
Operating income	148	4	3	155
Earnings (losses) from equity method investments	3	(1)	—	2
Interest expense, net of capitalization	68	(1)	22	89
Income tax expense (benefit)	12	(16)	(2)	(6)
Adjusted net income	$82	$30	$(14)	$98

Six Months Ended June 30, 2020	Networks	Renewables	Other (a)	AVANGRID Consolidated
(Millions)
Revenue - external	$2,581	$600	$—	$3,181
Depreciation and amortization	295	197	1	493
Operating income	457	17	8	482
Earnings (losses) from equity method investments	5	(9)	—	(4)
Interest expense, net of capitalization	136	—	29	165
Income tax expense (benefit)	55	(46)	(3)	6
Adjusted net income	280	76	(22)	334
Capital expenditures	830	515	—	1,345
As of June 30, 2020
Property, plant and equipment	16,298	9,574	10	25,882
Equity method investments	139	527	—	666
Total assets	$23,467	$12,447	$(1,058)	$34,856
(a) Includes Corporate and intersegment eliminations.
Segment information for the three and six months ended June 30, 2019 and as of December 31, 2019, consisted of:

Three Months Ended June 30, 2019	Networks	Renewables	Other (a)	AVANGRID Consolidated
(Millions)
Revenue - external	$1,092	$307	$1	$1,400
Revenue - intersegment	1	—	(1)	—
Depreciation and amortization	135	87	—	222
Operating income	155	49	3	207
Earnings (losses) from equity method investments	2	(1)	—	1
Interest expense, net of capitalization	66	2	7	76
Income tax expense (benefit)	25	(18)	22	29
Adjusted net income	66	64	(29)	101

Six Months Ended June 30, 2019	Networks	Renewables	Other (a)	AVANGRID Consolidated
(Millions)
Revenue - external	$2,692	$549	$1	$3,242
Revenue - intersegment	5	—	(5)	—
Depreciation and amortization	269	175	—	444
Operating income	486	62	—	548
Earnings (losses) from equity method investments	5	(3)	—	2
Interest expense, net of capitalization	135	7	12	154
Income tax expense (benefit)	89	(17)	(2)	70
Adjusted net income	267	69	(16)	319
Capital expenditures	678	659	—	1,337
As of December 31, 2019
Property, plant and equipment	15,840	9,368	10	25,218
Equity method investments	139	506	—	645
Total assets	$23,250	$13,163	$(1,997)	$34,416
(a) Includes Corporate and intersegment eliminations.

Reconciliation of Adjusted Net Income to Net Income attributable to AVANGRID for the three and six months ended June 30, 2020 and 2019, respectively, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(Millions)
Adjusted Net Income Attributable to Avangrid, Inc.	$98	$101	$334	$319
Adjustments:
Mark-to-market earnings - Renewables (1)	(2)	20	16	23
Restructuring charges (2)	(1)	(2)	(4)	(2)
Accelerated depreciation from repowering (3)	4	(5)	(6)	(10)
Impact of COVID-19 (4)	(13)	—	(13)	—
Income tax impact of adjustments	3	(3)	2	(3)
Net Income Attributable to Avangrid, Inc.	$88	$110	$328	$327
(1)Mark-to-market earnings relates to earnings impacts from changes in the fair value of Renewables' derivative instruments associated with electricity and natural gas.
(2)Restructuring and severance related charges relate to costs to implement an initiative to mitigate costs and achieve sustainable growth.
(3)Represents the amount of accelerated depreciation derived from repowering of wind farms in Renewables.
(4)Represents costs incurred in connection with the COVID-19 pandemic.
Note 14. Related Party Transactions
We engage in related party transactions that are generally billed at cost and in accordance with applicable state and federal commission regulations.
Related party transactions for the three and six months ended June 30, 2020 and 2019, respectively, consisted of:

Three Months Ended June 30,	2020		2019
(Millions)	Sales To	Purchases From	Sales To	Purchases From
Iberdrola Renovables Energía, S.L.	$—	$(2)	$—	$(5)
Iberdrola Financiación, S.A.	$—	$(1)	$—	$(1)
Iberdrola, S.A.	$—	$(11)	$—	$(10)
Vineyard Wind	$2	$—	$7	$—
Other	$—	$(1)	$1	$—

Six Months Ended June 30,	2020		2019
(Millions)	Sales To	Purchases From	Sales To	Purchases From
Iberdrola Renovables Energía, S.L.	$—	$(4)	$—	$(9)
Iberdrola Financiación, S.A.	$—	$(2)	$—	$(1)
Iberdrola, S.A.	$—	$(21)	$—	$(20)
Vineyard Wind	$4	$—	$7	$—
Other	$—	$(1)	$1	$(1)
In addition to the statements of income items above, we made purchases of turbines for wind farms from Siemens-Gamesa, in which Iberdrola had an 8.1% ownership interest until Iberdrola sold its interest in February 2020. After the sale, the turbine purchases are no longer considered related party transactions. The amounts capitalized for transactions while Siemens-Gamesa was considered a related party were $11 million and $18 million for the periods ended June 30, 2020 and December 31, 2019, respectively.

Related party balances as of June 30, 2020 and December 31, 2019, respectively, consisted of:

As of	June 30, 2020		December 31, 2019
(Millions)	Owed By	Owed To	Owed By	Owed To
Iberdrola, S.A.	$—	$(20)	$1	$(42)
Iberdrola Renovables Energía, S.L.	$—	$(4)	$—	$—
Iberdrola Financiación, S.A.	$—	$(2)	$—	$—
Vineyard Wind	$3	$—	$5	$—
Iberdrola Solutions	$—	$(11)	$—	$—
Siemens-Gamesa (a)	$—	$—	$—	$(18)
Other	$1	$(1)	$4	$(4)
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
We have a bi-lateral demand note agreement with Iberdrola Solutions, LLC, which had a notes payable balance of $11 million and $0, respectively, as of June 30, 2020 and December 31, 2019.
There have been no guarantees provided or received for any related party receivables or payables. These balances are unsecured and are typically settled in cash. Interest is not charged on regular business transactions but is charged on outstanding loan balances. There have been no impairments or provisions made against any affiliated balances.
See Note 19 - Equity Method Investments for more information on Vineyard Wind, LLC (Vineyard Wind).
AVANGRID manages its overall liquidity position as part of the Iberdrola Group and is a party to a liquidity agreement with a financial institution, along with certain members of the Iberdrola Group. Cash surpluses remaining after meeting the liquidity requirements of AVANGRID and its subsidiaries may be deposited at the financial institution. Deposits, or credit balances, serve as collateral against the debit balances of other parties to the liquidity agreement. The balance at June 30, 2020 and December 31, 2019, was zero and $150 million, respectively.
AVANGRID has a credit facility with Iberdrola Financiacion, S.A.U., a company of the Iberdrola Group. The facility has a limit of $500 million and matures on June 18, 2023. AVANGRID pays a facility fee of 10.5 basis points annually on the facility. As of June 30, 2020 and December 31, 2019, there was no outstanding amount under this credit facility.
Note 15. Other Financial Statement Items
Accounts receivable and unbilled revenue, net
Accounts receivable and unbilled revenues, net as of June 30, 2020 and December 31, 2019 consisted of:

As of	June 30, 2020	December 31, 2019
(Millions)
Trade receivables and unbilled revenues	$1,054	$1,151
Allowance for credit losses	(85)	(69)
Accounts receivable and unbilled revenues, net	$969	$1,082
The change in the allowance for credit losses for the three and six months ended June 30, 2020 and 2019 consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2020	2019	2020	2019
As of Beginning of Period,	$73	$66	$69	$62
Current period provision	22	26	41	47
Write-off as uncollectible	(10)	(19)	(25)	(36)
As of June 30,	$85	$73	$85	$73

The Deferred Payment Arrangements (DPA) receivable balance was $59 million and $65 million at June 30, 2020 and December 31, 2019, respectively. The allowance for credit losses for DPAs at both June 30, 2020 and December 31, 2019 was $34 million and $33 million respectively. Furthermore, the change in the allowance for credit losses associated with the DPAs for both the three and six months ended June 30, 2020, was $1 million and for the three and six months ended June 30, 2019, $1 million and $2 million, respectively.
Prepayments and other current assets
Included in prepayments and other current assets are $92 million and $123 million of prepaid other taxes as of June 30, 2020 and December 31, 2019, respectively.
Property, plant and equipment and intangible assets
The accumulated depreciation and amortization as of June 30, 2020 and December 31, 2019, respectively, were as follows:

	June 30,	December 31,
As of	2020	2019
(Millions)
Property, plant and equipment
Accumulated depreciation	$9,493	$9,059
Intangible assets
Accumulated amortization	$311	$305
Debt
As of June 30, 2020 and December 31, 2019, "Notes Payable" consisted of $619 million and $562 million, respectively, of commercial paper outstanding, presented net of discounts on our condensed consolidated balance sheets.
On April 9, 2020, AGR issued $750 million aggregate principal amount of unsecured notes maturing in 2025 at a fixed interest rate of 3.20%.
On May 1, 2020, NYSEG remarketed $200 million aggregate Pollution Control bonds with maturity dates ranging from 2026 to 2029 at fixed interest rates of 1.40% to 1.61%. The remarketing was a non-cash transaction to reset the interest rates.
On June 29, 2020, we entered into a revolving credit agreement with several lenders (the 2020 Credit Facility), that provides maximum borrowings up to $500 million. We will pay an annual facility fee, which ranges from 15 to 30 basis points, dependent on AVANGRID’s credit rating. As of June 30, 2020, the facility fee is 20 basis points. The 2020 Credit Facility matures on June 28, 2021. We have the right to extend, and the banks are obligated to extend, the commitments and loans outstanding under the facility for one year at a cost of 75 basis points. We may also request an extension of the facility for one year, which the banks may grant at their discretion for a fee that will be determined at the time of the request. As of June 30, 2020, there were no borrowings outstanding under this credit facility.
Disposition
On July 24, 2020, Renewables reached an agreement to transfer 85% ownership in one South Dakota wind farm for a purchase price of $236 million, subject to closing adjustments as applicable. The transaction, which is subject to the satisfaction of customary closing conditions, including FERC approval, is expected to be completed during the fourth quarter of 2020.
Note 16. Income Tax Expense
The effective tax rates, inclusive of federal and state income tax, for the three and six months ended June 30, 2020, were (8.6)% and 1.9%, respectively. The effective tax rates for the three and six months ended June 30, 2020 are below the federal statutory tax rate of 21%, primarily due to the recognition of production tax credits associated with wind production and the effect of the excess deferred tax amortization resulting from the Tax Act.
The effective tax rates, inclusive of federal and state income tax, for the three and six months ended June 30, 2019, were 21.6% and 17.9%, respectively. The effective tax rate for the three months ended June 30, 2019 is higher than the federal statutory tax rate of 21%, primarily due to unfavorable discrete income tax adjustments recorded in the period, partially offset by production tax credits associated with wind production. The effective tax rate for the six months ended June 30, 2019 is below the federal statutory tax rate of 21%, primarily due to the recognition of production tax credits associated with wind production.

Note 17. Stock-Based Compensation Expense
The Avangrid, Inc. Amended and Restated Omnibus Incentive Plan (the Plan) provides for, among other things, the issuance of performance stock units (PSUs), restricted stock units (RSUs) and phantom share units (Phantom Shares).
In June and October 2018, 60,000 and 8,000 RSUs, respectively, were granted to certain officers of AVANGRID. The RSUs vest in full in one installment in June and December 2020, respectively, for each award, provided that the grantee remains continuously employed with AVANGRID through the applicable date. The fair value on the grant date was determined based on a price of $50.40 per share for the June 2018 awards and $47.59 per share for the October 2018 awards. In June 2020, 60,000 RSU's, plus dividend equivalents accrued through the vesting period, were settled for $3 million in cash.
In February 2020, a total number of 208,268 PSUs, before applicable taxes, were approved to be earned by participants based on achievement of certain performance metrics related to the 2016 through 2019 plan and are payable in three equal installments, net of applicable taxes, in 2020, 2021 and 2022. The remaining unvested PSUs were forfeited. In May 2020, 42,777 shares of common stock were issued to settle the first installment payment and 2,605 PSUs were forfeited from the originally approved total number of PSUs.
On March 18, 2020, 167,060 Phantom Shares were granted to certain AVANGRID executives and employees. These awards will vest in three equal installments in 2020, 2021 and 2022 and will be settled in a cash amount equal to the number of Phantom Shares multiplied by the closing share price of AVANGRID’s common stock on the respective vesting dates, subject to continued employment. The liability of these awards is measured based on the closing share price of AVANGRID’s common stock at each reporting date until the date of settlement. In June 2020, $2 million was paid to settle the first installment under this plan. As of June 30, 2020, the total liability is $1 million, which is included in other current and non-current liabilities.
Total stock-based compensation expense, which is included in "Operations and maintenance" in our condensed consolidated statements of income, for the three and six months ended June 30, 2020 was $4 million and $11 million, respectively, and for the three and six months ended June 30, 2019 was $1 million and $2 million, respectively.
Note 18. Variable Interest Entities
We participate in certain partnership arrangements that qualify as variable interest entities (VIEs). Consolidated VIE's consist of tax equity financing arrangements (TEFs) and partnerships in which an investor holds a noncontrolling interest and does not have substantive kick-out or participating rights.
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
On March 2, 2020, we closed on two TEF agreements, receiving $237 million from two tax equity investors related to two wind farms that reached commercial operation. On May 8, 2020, we closed on a TEF agreement, receiving $70 million from the same tax equity investors related to a wind farm that reached commercial operation. The three wind farms are part of a portfolio of companies called Aeolus Wind Power VII, LLC (Aeolus VII). One more wind farm undergoing a repowering will become a part of Aeolus VII once the project is complete and the TEF agreement is finalized. The four wind farms expected to be part of Aeolus VII will total 681 MW of wind power.
The assets and liabilities of the VIEs totaled approximately $1,728 million and $102 million, respectively, at June 30, 2020. As of December 31, 2019, the assets and liabilities of VIEs totaled approximately $806 million and $29 million, respectively. At June 30, 2020 and December 31, 2019, the assets and liabilities of the VIEs consisted primarily of property, plant and equipment.
At June 30, 2020, El Cabo Wind, LLC (El Cabo), Patriot Wind Farm LLC (Patriot) and Aeolus VII are our consolidated VIEs.
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
See Note 19 - Equity Method Investments for information on our VIE we do not consolidate.
Note 19. Equity Method Investments
Renewables holds a 50% voting interest in Vineyard Wind, a joint venture with Copenhagen Infrastructure Partners (CIP). Vineyard Wind acquired an easement from the U.S. Bureau of Ocean Energy Management containing rights to develop offshore wind generation in a 260 square-mile area located southeast of Martha’s Vineyard. The area subject to easement has the capacity for siting up to approximately 3,000 MW. In May 2018, Vineyard Wind was selected by the Massachusetts Electric Distribution Companies (EDCs) to construct and operate Vineyard Wind’s proposed 800 MW wind farm and electricity transmission project pursuant to the Massachusetts Green Communities Act Section 83C RFP for offshore wind energy projects. Under the provisions of the LLC agreement, Renewables has contributed $149 million to Vineyard Wind. Contributions were made to a second offshore development project of $108 million to enter into the easement contract and for development costs. We expect to provide additional capital contributions.
In 2019, DEEP selected Vineyard Wind to provide 804 MW of offshore wind through the development of its Park City Wind Project. Pursuant to a joint bidding agreement between Renewables and CIP, CIP holds a right to sell all or a portion of its 50% ownership interest to Renewables for up to $70 million, subject to certain conditions. CIP also holds a right to repurchase its previously held interest in Park City Wind at a later date, if they exercise their right to sell, at a pre-determined price.
Vineyard Wind cannot finance its activities without additional support from its owners or third parties so Vineyard Wind is considered a VIE. We are not the primary beneficiary since we do not have a controlling interest in Vineyard Wind, and therefore we do not consolidate Vineyard Wind. Renewables' investment in Vineyard Wind was $250 million and $227 million as of June 30, 2020 and December 31, 2019, respectively.
Networks holds an approximate 20% ownership interest in New York TransCo, LLC (New York TransCo). Through New York TransCo, Networks has formed a partnership with affiliates of Central Hudson Gas and Electric Corporation, Consolidated Edison, Inc., National Grid, plc and Orange and Rockland Utilities, Inc. to develop a portfolio of interconnected transmission lines and substations to fulfill the objectives of the New York energy highway initiative. In 2019, New York Transco was selected as the developer for Segment B of the AC Transmission Public Policy Project by the NYISO. The selected project, New York Energy Solution (NYES), replaces nearly 80-year old transmission assets located in the upper to mid-Hudson Valley with streamlined, modernized technology, to enable surplus clean energy resources in upstate New York and help achieve the State’s energy goals. The total project cost is $600 million, plus interconnection costs. Networks’ contribution as 20% co-owner is $120 million. As of June 30, 2020 and December 31, 2019, respectively, the amount receivable from New York TransCo was $1 million and $0.
Note 20. Restructuring and Severance Related Expenses
In 2019, we announced changes across the Company aimed to mitigate costs and deliver sustainable growth, including among others, outsourcing and insourcing of certain areas of the Company and technology initiatives that help improve efficiency and reduce costs. Those decisions and transactions resulted in restructuring charges of $0 million and $2 million recorded for the three and six months ended June 30, 2020, respectively, and $2 million for both the three and six months ended June 30, 2019, which are included in "Operations and maintenance" in our condensed consolidated statements of income. "Depreciation and amortization" in our condensed consolidated statements of income includes $1 million and $2 million for the three and six months ended June 30, 2020, respectively, and $0 for both the three and six months ended June 30, 2019 for restructuring activities.

As of June 30, 2020, our severance and lease restructuring charges reserves, which are recorded in "Other current liabilities" and "Other liabilities" on our condensed consolidated balance sheets, consisted of:

Six Months Ended June 30, 2020
(Millions)
Beginning Balance	$5
Restructuring and severance related expenses	2
Payments	(3)
Ending Balance	$4
Note 21. Subsequent Event
On July 14, 2020, the board of directors of AVANGRID declared a quarterly dividend of $0.44 per share on its common stock. This dividend is payable on October 1, 2020 to shareholders of record at the close of business on September 1, 2020.

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
Through Networks, we own electric generation, transmission and distribution companies and natural gas distribution, transportation and sales companies in New York, Maine, Connecticut and Massachusetts, delivering electricity to approximately 2.3 million electric utility customers and delivering natural gas to approximately 1.0 million natural gas public utility customers as of June 30, 2020.
Networks, a Maine corporation, holds our regulated utility businesses, including electric transmission and distribution and natural gas distribution, transportation and sales. Networks serves as a super-regional energy services and delivery company through the eight regulated utilities it owns directly:
•New York State Electric & Gas Corporation, or NYSEG, which serves electric and natural gas customers across more than 40% of the upstate New York geographic area;
•Rochester Gas and Electric Corporation, or RG&E, which serves electric and natural gas customers within a nine-county region in western New York, centered around Rochester;
•The United Illuminating Company, or UI, which serves electric customers in southwestern Connecticut;
•Central Maine Power Company, or CMP, which serves electric customers in central and southern Maine;
•The Southern Connecticut Gas Company, or SCG, which serves natural gas customers in Connecticut;
•Connecticut Natural Gas Corporation, or CNG, which serves natural gas customers in Connecticut;
•The Berkshire Gas Company, or BGC, which serves natural gas customers in western Massachusetts; and
•Maine Natural Gas Corporation, or MNG, which serves natural gas customers in several communities in central and southern Maine.
Through Renewables, we had a combined wind, solar and thermal installed capacity of 8,102 megawatts, or MW, as of June 30, 2020, including Renewables’ share of joint projects, of which 7,337 MW was installed wind capacity. As of June 30, 2020, approximately 70% of the capacity was contracted for an average period of 9.2 years, and 12% of installed capacity was hedged. Being among the top three largest wind operators in the United States based on installed capacity as of June 30, 2020, Renewables strives to lead the transformation of the U.S. energy industry to a sustainable, competitive, clean energy future. Renewables currently operates 62 wind farms and four solar facilities in 21 states across the United States.

COVID-19
The continued spread of the novel Coronavirus, or COVID-19, has led to global economic disruption and volatility in financial markets and the United States economy. AVANGRID is one of the many companies providing essential services during this national emergency and we communicate regularly with federal and state authorities and industry resources to ensure a coordinated response. We have implemented business continuity and emergency response plans to continue to provide service to our customers and support our operational needs. We continue to monitor developments affecting both our workforce and our customers and will take precautions that we determine are necessary or appropriate. We regularly communicate with our customers regarding the tools and resources available and to help our customers stay informed during this public health crisis. In addition to measures to protect our workforce and critical operations, we have established a cross-functional task force to plan for a safe and effective return to office. AVANGRID is actively monitoring potential supply chain and transportation disruptions that could impact the Company’s operations and will implement plans to address any such impacts on our business.
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
Summary of Results of Operations
Our operating revenues decreased by 1%, from $1,400 million for the three months ended June 30, 2019 to $1,392 million for the three months ended June 30, 2020.
Networks business revenues increased mainly due to increased customer rates and pass-through to customers of increased purchased power and gas driven by higher commodity prices and volumes in the period. Renewables had a decrease in revenues mainly due to unfavorable mark to market, or MtM, changes on energy derivative transactions entered into for economic hedging purposes, offset by an increase in wind generation output from new capacity in the period.
Net income attributable to AVANGRID decreased by 20% from $110 million for the three months ended June 30, 2019 to $88 million for the three months ended June 30, 2020, primarily due to decreased revenue from Renewables in the period.
Adjusted net income (a non-GAAP financial measure) decreased by 3% from $101 million for the three months ended June 30, 2019 to $98 million for the three months ended June 30, 2020. The decrease is primarily due to a $34 million decrease in Renewables driven by unfavorable results from decreased pricing, higher depreciation, prior year positive asset sales and adjustments that did not recur and unfavorable income taxes (offset in Corporate), offset by a $16 million increase in Networks driven primarily by customer rate increases in the period and a $15 million increase in Corporate mainly driven by higher income tax benefits in the period (offset in Renewables).
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
Customer Disconnections
Due to the COVID-19 pandemic, all of our regulated utilities suspended customer disconnections during March 2020. In New York, we had voluntarily suspended disconnections for non-payment. In June 2020, the New York state legislature passed a bill stating moratoriums on residential customer disconnections shall remain in place until 180 days after the COVID-19 state of emergency in New York is lifted, or until no later than March 31, 2021, whichever comes first.
In Connecticut and Maine, disconnections for non-payment have been suspended per regulatory orders from PURA and the MPUC, respectively.

NYSEG and RG&E Rate Cases
On May 20, 2019, NYSEG and RG&E filed rate cases with the New York State Public Service Commission, or NYPSC, for new tariffs.
On March 23, 2020, the Public Utility Law Project (a party to the cases) submitted a letter motion requesting that the NYPSC administrative law judges assigned to preside over the rate cases require NYSEG and RG&E to pause settlement discussions and to provide new and accurate calculations based on the current and future expected economic impact of the COVID-19 pandemic. On March 31, 2020, NYSEG and RG&E, Multiple Intervenors (a party to the cases), and NYDPS staff each filed a response in opposition to the motion. On April 7, 2020, the NYPSC administrative law judges issued a Ruling Denying Public Utility Law Project’s Motion, allowing settlement negotiations to continue. On April 22, 2020, the Public Utility Law Project and AARP filed an interlocutory appeal requesting that the NYPSC review the determination of the administrative law judges. We cannot predict the outcome of this proceeding.
On June 22, 2020, NYSEG and RG&E filed a joint proposal with the NYPSC for a new three-year rate plan. The proposed effective date of new tariffs is November 1, 2020 with a make-whole provision back to April 17, 2020. The proposed rates facilitate the companies’ transition to a cleaner energy future while allowing for important initiatives such as COVID-19 relief for customers and additional funding for vegetation management, hardening/resiliency and emergency preparedness. The joint proposal bases delivery revenues on an 8.80% ROE and 48% equity ratio; however, for the proposed earnings sharing mechanism, the equity ratio is the lower of the actual equity ratio or 50%. The below table provides a summary of the proposed delivery rate increases and delivery rate percentages, including rate levelization and excluding energy efficiency, which is a pass through, for all four businesses:

	Year 1		Year 2		Year 3
	Rate Increase	Delivery Rate %	Rate Increase	Delivery Rate %	Rate Increase	Delivery Rate %
Utility	(Millions)	Increase	(Millions)	Increase	(Millions)	Increase
NYSEG Electric	$34.7	4.6%	$71.51	9.1%	$79.4	9.1%
NYSEG Gas	$—	—%	$1.58	0.8%	$3.3	1.6%
RG&E Electric	$10.7	2.4%	$22.92	5.2%	$25.4	5.2%
RG&E Gas	$—	—%	$—	—%	$2.4	1.3%
The rate plans continue the RAM designed to return or collect certain defined reconciled revenues and costs, have new depreciation rates and continue the existing revenue decoupling mechanisms, or RDMs, for each business. Statements in support or opposition and reply statements were filed in July 2020, and a final decision by the NYPSC is expected in October 2020. We cannot predict the outcome of this proceeding.
CMP Rate Case
In an order issued on February 19, 2020, the MPUC authorized an increase in CMP's distribution revenue requirement of $17 million, or approximately 7%, based on an allowed ROE of 9.25% and a 50% equity ratio. The rate increase was effective March 1, 2020. The MPUC also imposed a 1.00% ROE reduction (to 8.25%) for management efficiency associated with CMP’s customer service performance following the implementation of its new billing system in 2017. The management efficiency adjustment will remain in effect until CMP has demonstrated satisfactory customer service performance on four specified service quality measures for a period of 18 consecutive months which commenced on March 1, 2020. CMP is currently satisfying all four of these quality measures.
The order provided additional funding for staffing increases, vegetation management programs and storm restoration costs, while retaining the basic tiered structure for storm cost recovery implemented in the 2014 stipulation. The MPUC order also retained the RDM implemented in 2014. The order denied CMP’s request to increase rates for higher costs associated with services provided by its affiliates and instead initiated a management audit to assess the quality of these services as well as the impacts of the AVANGRID management structure on the quality of CMP’s customer service.
CMP Metering and Billing Investigation
On February 19, 2020, the MPUC issued an order in CMP’s distribution rate case proceeding discussed above and on February 24, 2020 issued an order in the metering and billing investigation. Each order reflected the MPUC’s conclusion that CMP’s Metering and Billing system is accurately reporting data, there is no systemic root cause for high usage complaints and errors related to CMP’s metering and billing system are localized and random, not systemic. However, the MPUC orders imposed a reduction of 100 basis points in ROE, as a management efficiency adjustment, to address the MPUC Commissioners’ concerns with CMP’s customer service implementation and performance following the launch of its new billing system in 2017.

The management efficiency adjustment will remain in effect until CMP has demonstrated satisfactory customer service performance on four specified service quality measures for a period of 18 consecutive months with measurement commencing on March 1, 2020. On April 27, 2020, the MPUC issued an order requiring that CMP pay for the costs of the metering, billing, and customer service practices audit, which were less than $1 million. CMP is currently satisfying all four of these quality measures.
CMP Disconnection Notices Investigation
On January 22, 2020, the MPUC initiated an investigation into certain customer notices of CMP that reference service disconnection. The purpose of this investigation is (1) to determine whether CMP provided customers notices that violated Commission rules or that contained incorrect or misleading information and, (2) if it did, to order CMP to show cause why it should not be subject to administrative penalties for those violations. CMP has responded to data requests and party testimony was filed on March 2, 2020. Hearings were suspended to allow for settlement discussions that began in March 2020. On April 27, 2020, CMP filed a proposed stipulation to resolve all issues in this proceeding and requested that the Hearing Examiner convene a settlement conference to discuss the proposed Stipulation. A settlement conference was held on April 30, 2020 and May 5, 2020. A revised Stipulation was filed with the MPUC on May 8, 2020, and was deliberated and rejected by the MPUC on June 2, 2020, due to the Office of the Public Advocate’s lack of authority to perform the tasks required by the revised Stipulation. A written order rejecting the Stipulation was issued on June 8, 2020. A litigation schedule has been established with deliberations scheduled for August 4, 2020. We cannot predict the outcome of this proceeding.
CMP Revenue Decoupling Mechanism (RDM) Investigation
On June 9, 2020, the MPUC issued a Notice of Investigation to open an investigation into the effects of the COVID-19 pandemic on customers’ electricity-usage patterns and whether CMP’s RDM should be suspended for the annual distribution rate change that is expected to occur on July 1, 2021, for electricity delivered in calendar year 2020. On June 24, 2020, the MPUC issued a procedural order setting forth initial steps in this proceeding. On July 21, 2020, CMP filed testimony presenting electricity-usage data for its two RDM classes (residential and commercial/industrial) through June 2020, along with testimony explaining the data and the reasons why the current RDM should remain in place without alteration. We cannot predict the outcome of this matter.
CMP Annual Compliance Filing
On March 31, 2020, CMP submitted its annual compliance filing in accordance with the Commission’s February 19, 2020 decision in Public Utilities Commission, Investigation into Rates and Revenue Requirements of Central Maine Power Company. In its filing, CMP proposed an overall increase in its distribution delivery revenues of $14.5 million, or 5.56% over current rates, effective July 1, 2020. This increase is due primarily to storm costs, RDM and excess deferred income taxes. As a result of the COVID-19 pandemic, CMP’s filing proposed cost recovery provisions designed to minimize the rate impacts on customers including, without limitation, an extended period for recovery of storm costs incurred in 2019. On June 18, 2020, the MPUC approved a partial stipulation, which adopted CMP’s proposal to recover 2019 major storm costs over a three-year period commencing on July 1, 2020, but denied CMP’s proposed recovery of costs related to its legacy billing system, which are less than $1 million. On June 18, 2020, CMP made a compliance filing with revised tariffs, which was approved by the MPUC on June 23, 2020, and the new rates took effect on July 1, 2020.
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
Also on April 18, 2019, the NYPSC issued an Order Instituting Proceeding and to Show Cause directed to all major electric utilities in New York, including NYSEG and RG&E. The order directs the utilities, including NYSEG and RG&E, to show cause why the NYPSC should not pursue civil penalties, and/or administrative penalties for the apparent failure to follow their respective ERPs as approved and mandated by the NYPSC. The NYPSC also directs the utilities, within 30 days, to address whether the NYPSC should mandate, reject or modify in whole or in part, the 94 recommendations contained in the 2018 Staff Report. On May 20, 2019, NYSEG and RG&E responded to the portion of the Order to Show Cause with respect to the recommendations contained in the 2018 Staff Report. The Commission granted the companies a series of extensions to respond to the portion of the Order to Show Cause with respect to why the Commission should not pursue a penalty action. A petition requesting Commission approval of a joint settlement agreement was filed with the Commission on December 17, 2019. On February 6, 2020, the Commission approved the joint settlement agreement, which allows the companies to avoid litigation and provides for payment by the companies of a $10.5 million penalty ($9.0 million by NYSEG and $1.5 million by RG&E). The proposed joint settlement provides for payment of these penalties as rate modifiers during the term of the proposed rate plans for NYSEG Electric and RG&E Electric, respectively. The company cannot predict the outcome of the rate cases and the provisions for payment of these penalties.
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
Power Tax Audits
Previously, CMP, NYSEG and RG&E implemented Power Tax software to track and measure their respective deferred tax amounts. In connection with this change, we identified historical updates needed with deferred taxes recognized by CMP, NYSEG and RG&E and increased our deferred tax liabilities, with a corresponding increase to regulatory assets, to reflect the updated amounts calculated by the Power Tax software. Since 2015, the NYPSC and MPUC accepted certain adjustments to deferred taxes and associated regulatory assets for this item in recent distribution rate cases, resulting in regulatory asset balances of approximately $152 million and $153 million, respectively, for this item at June 30, 2020 and December 31, 2019.
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
New England Clean Energy Connect
The New England Clean Energy Connect, or NECEC, transmission project includes a 145-mile transmission line linking the electrical grids in Québec, Canada and New England. The project, which has an estimated cost of approximately $950 million, would add 1,200 MW of transmission capacity to supply New England with power from reliable hydroelectric generation. On March 13, 2020, the FERC approved the transfer of jurisdictional facilities from CMP to NECEC Transmission LLC with regulatory approval from the MPUC expected in the third quarter of 2020. On May 11, 2020, the Maine Department of Environmental Protection issued its final approval of the project. On July 9, 2020, ISO-NE issued its final approval. The Army Corps of Engineers permit is expected to be issued in the third quarter of 2020.
In 2019, certain opponents of the NECEC began an effort to have a referendum ballot question to enact legislation (i.e., a Maine Citizens Initiative) entitled “Resolve, To Reject the New England Clean Energy Transmission Project,” which, if passed by Maine voters, would require the MPUC to amend its May 3, 2019 "Order Granting Certificate of Public Convenience and Necessity and Approving Stipulation” and deny the certificate of public convenience and necessity for the NECEC transmission project (the NECEC Referendum). On March 4, 2020, the Maine Secretary of State qualified the NECEC Referendum for the ballot in the November 3, 2020 general election in Maine. A challenge of the Secretary of State’s determination that the NECEC Referendum qualified for the ballot was filed in the Maine Superior Court on March 13, 2020, alleging that the proponents violated Maine’s signature gathering laws. The Superior Court upheld the Maine Secretary of State’s determination and the matter was appealed to the Maine Supreme Judicial Court. On May 13, 2020, the Maine Supreme Judicial Court upheld the Superior Court’s ruling. On May 13, 2020, Networks filed a constitutional challenge for injunctive relief to prevent the NECEC Referendum from being included on the ballot in the Maine November 3, 2020 general election. On June 29, 2020, the Superior Court denied Networks request for an injunction. On July 1, 2020, an appeal of the denial of the constitutional challenge was filed with the Maine Supreme Judicial Court. We cannot predict the outcome of this proceeding and, if submitted to Maine voters, the NECEC Referendum.
Construction could begin as early as the third quarter of 2020 following issuance of the Army Corps of Engineers permit, if we are successful in our constitutional challenge.
Results of Operations
The following tables set forth financial information by segment for each of the periods indicated:

	Three Months Ended				Three Months Ended
	June 30, 2020				June 30, 2019
	Total	Networks	Renewables	Other(1)	Total	Networks	Renewables	Other(1)
	(in millions)
Operating Revenues	$1,392	$1,121	$272	$(1)	$1,400	$1,093	$307	$—
Operating Expenses
Purchased power, natural gas and fuel used	265	207	58	—	259	197	62	—
Operations and maintenance	584	486	102	(4)	573	478	97	(2)
Depreciation and amortization	242	147	94	1	222	135	87	—
Taxes other than income taxes	146	133	14	(1)	139	128	12	(1)
Total Operating Expenses	1,237	973	268	(4)	1,193	938	258	(3)
Operating Income	155	148	4	3	207	155	49	3
Other Income (Expense)
Other income (expense)	2	2	(1)	1	2	1	5	(4)
Earnings (losses) from equity method investments	2	3	(1)	—	1	2	(1)	—
Interest expense, net of capitalization	(89)	(68)	1	(22)	(76)	(66)	(2)	(7)
Income (Loss) Before Income Tax	70	85	3	(18)	134	92	51	(8)
Income tax (benefit) expense	(6)	12	(16)	(2)	29	25	(18)	22
Net Income (Loss)	76	73	19	(16)	105	67	69	(30)
Net loss (income) attributable to noncontrolling interests	12	—	12	—	5	(1)	6	—
Net Income (Loss) Attributable to Avangrid, Inc.	$88	$73	$31	$(16)	$110	$66	$75	$(30)

	Six Months Ended				Six Months Ended
	June 30, 2020				June 30, 2019
	Total	Networks	Renewables	Other(1)	Total	Networks	Renewables	Other(1)
	(in millions)
Operating Revenues	$3,181	$2,582	$600	$(1)	$3,242	$2,697	$549	$(4)
Operating Expenses
Purchased power, natural gas and fuel used	740	601	139	—	822	723	99	—
Operations and maintenance	1,154	952	211	(9)	1,126	946	184	(4)
Depreciation and amortization	493	295	197	1	444	269	175	—
Taxes other than income taxes	312	277	36	(1)	302	273	29	—
Total Operating Expenses	2,699	2,125	583	(9)	2,694	2,211	487	(4)
Operating Income	482	457	17	8	548	486	62	—
Other Income (Expense)
Other (expense) income	(1)	—	5	(6)	(5)	—	2	(7)
Losses (earnings) from equity method investments	(4)	5	(9)	—	2	5	(3)	—
Interest expense, net of capitalization	(165)	(136)	—	(29)	(154)	(135)	(7)	(12)
Income (Loss) Before Income Tax	312	326	13	(27)	391	356	54	(19)
Income tax expense (benefit)	6	55	(46)	(3)	70	89	(17)	(2)
Net Income (Loss)	306	271	59	(24)	321	267	71	(17)
Net loss (income) attributable to noncontrolling interests	22	(1)	23	—	6	(1)	7	—
Net Income (Loss) Attributable to Avangrid, Inc.	$328	$270	$82	$(24)	$327	$266	$78	$(17)
(1)"Other" represents Corporate and intersegment eliminations.
Comparison of Period to Period Results of Operations
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Operating Revenues
Our operating revenues decreased by $8 million, or 1%, from $1,400 million for the three months ended June 30, 2019 to $1,392 million for the three months ended June 30, 2020, as detailed by segment below:
Networks
Operating revenues increased by $28 million, or 3%, from $1,093 million for the three months ended June 30, 2019 to $1,121 million for the three months ended June 30, 2020. Electricity and gas revenues increased by $7 million, primarily due to the impact of increased customer rates in the three months ended June 30, 2020 compared to the same period of 2019, increased by $7 million from unfavorable earnings sharing and net plant reconciliation recorded in the second quarter of 2019, increased by $3 million due to regional network services revenue offset by a $1 million decrease due to other. Electricity and gas revenues changed due to the following items that have offsets within the income statement: an increase of $9 million in purchased power and purchased gas (offset in purchased power) and an increase of $3 million in flow through amortizations (which are offset in operating expenses).
Renewables
Operating revenues decreased by $35 million, or 11%, from $307 million for the three months ended June 30, 2019 to $272 million for the three months ended June 30, 2020. The decrease in operating revenues was primarily due to unfavorable mark to market, or MtM, changes of $40 million on energy derivative transactions entered into for economic hedging purposes, a decrease of $5 million in merchant pricing, a $3 million decrease in thermal revenue driven by lower volumes and average prices in the period and an $8 million decrease in other revenues, offset by an increase of $21 million driven by wind generation output increase of 400 GWh from new capacity in the current period.
Purchased Power, Natural Gas and Fuel Used
Our purchased power, natural gas and fuel used increased by $6 million, or 2%, from $259 million for the three months ended June 30, 2019 to $265 million for the three months ended June 30, 2020, as detailed by segment below:

Networks
Purchased power, natural gas and fuel used increased by $10 million, or 5%, from $197 million for the three months ended June 30, 2019 to $207 million for the three months ended June 30, 2020. The increase is primarily driven by a $9 million increase in average commodity prices and an overall decrease in electricity and gas units procured due to an increase in degree days along with a $1 million increase in other power supply purchases in the period.
Renewables
Purchased power, natural gas and fuel used decreased by $4 million, or 6%, from $62 million for the three months ended June 30, 2019 to $58 million for the three months ended June 30, 2020. The decrease is primarily driven by favorable MtM changes on derivatives of $18 million due to market price changes in the period and a decrease of $1 million in thermal purchases driven by the decrease in volume and unit cost in the period, offset by an increase of $15 million in power purchases in the current period.
Operations and Maintenance
Our operations and maintenance increased by $11 million, or 2%, from $573 million for the three months ended June 30, 2019 to $584 million for the three months ended June 30, 2020, as detailed by segment below:
Networks
Operations and maintenance increased by $8 million, or 2%, from $478 million for the three months ended June 30, 2019 to $486 million for the three months ended June 30, 2020. The increase is driven by a $5 million increase in uncollectible expenses, a $3 million increase due to additional cleaning and personal protective equipment resulting from COVID-19, $3 million increase in regional network services expenses, and an increase of $3 million in flow through amortizations (which is offset in revenue). These were offset by a $6 million decrease in medical expenses.
Renewables
Operations and maintenance expenses increased by $5 million, or 5%, from $97 million for the three months ended June 30, 2019 to $102 million for the three months ended June 30, 2020. The increase is primarily due to $4 million of increased costs resulting from higher personnel and operations costs, which are primarily attributed to new capacity.
Depreciation and Amortization
Depreciation and amortization for the three months ended June 30, 2020 was $242 million compared to $222 million for the three months ended June 30, 2019, representing an increase of $20 million. The increase is primarily due to an increase of $26 million in depreciation expense from plant additions in Networks and Renewables in the period, offset by a $7 million decrease of accelerated depreciation from the repowering of wind farms in Renewables.
Other Income (Expense) and Earnings (Losses) from Equity Method Investments
Other income (expense) and equity earnings (losses) increased by $1 million from $3 million for the three months ended June 30, 2019 to $4 million for the three months ended June 30, 2020. The increase is primarily due to a $2 million favorable change in allowance for funds used during construction in Networks, $2 million of interest income in Renewables, $1 million of favorable equity earnings in the current period, offset by a $5 million gain from the sale of assets recorded in the same period of 2019.
Interest Expense, Net of Capitalization
Interest expense for the three months ended June 30, 2020 and 2019 was $89 million and $76 million, respectively. Networks decreased $2 million from carrying costs on regulatory deferrals in the current period. Other added $11 million of interest expense from new debt issued in 2020 and 2019. This is offset by an interest expense decrease in Renewables of $4 million primarily driven by higher capitalized interest in the current period.
Income Tax Expense
The effective tax rate, inclusive of federal and state income tax, for the three months ended June 30, 2020, was (8.6)%, which is lower than the federal statutory tax rate of 21%, primarily due to the recognition of production tax credits associated with wind production and the effect of the excess deferred tax amortization resulting from the Tax Act. The effective tax rate, inclusive of federal and state income tax, for the three months ended June 30, 2019 was 21.6%, which is higher than the federal statutory tax rate of 21% primarily due to unfavorable discrete income tax adjustments recorded in the period, partially offset by production tax credits associated with wind production.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Operating Revenues
Our operating revenues decreased by $61 million, or 2%, from $3,242 million for the six months ended June 30, 2019 to $3,181 million for the six months ended June 30, 2020, as detailed by segment below:
Networks
Operating revenues decreased by $115 million, or 4%, from $2,697 million for the six months ended June 30, 2019 to $2,582 million for the six months ended June 30, 2020. Electricity and gas revenues increased by $11 million, primarily due to the impact of increased customer rates in the six months ended June 30, 2020 compared to the same period of 2019, increased by $7 million from unfavorable earnings sharing and net plant reconciliation recorded in the second quarter of 2019, increased by $3 million due to regional network services revenue and $2 million increase due to other. These were offset by a decrease of $10 million from a pension deferral write-off, and a $4 million decrease due to an electric reliability penalty. Electricity and gas revenues changed due to the following items that have offsets within the income statement: a decrease of $123 million in purchased power and purchased gas (offset in purchased power) offset by an increase of $3 million in flow through amortizations (which are offset in operating expenses).
Renewables
Operating revenues increased by $51 million, or 9%, from $549 million for the six months ended June 30, 2019, to $600 million for the six months ended June 30, 2020. The increase in operating revenues was primarily due to an increase of $88 million with wind generation output increasing 1,870 GWh from existing and new capacity in the current period and favorable MtM changes of $21 million on energy derivative transactions entered into for economic hedging purposes, offset by a decrease of $16 million in merchant pricing, a $35 million decrease in thermal revenue driven by lower volumes and average prices in the period and a $7 million decrease in other revenues.
Purchased Power, Natural Gas and Fuel Used
Our purchased power, natural gas and fuel used decreased by $82 million, or 10%, from $822 million for the six months ended June 30, 2019 to $740 million for the six months ended June 30, 2020, as detailed by segment below:
Networks
Purchased power, natural gas and fuel used decreased by $122 million, or 17%, from $723 million for the six months ended June 30, 2019 to $601 million for the six months ended June 30, 2020. The decrease is primarily driven by a $123 million decrease in average commodity prices and an overall decrease in electricity and gas units procured due to a decline in degree days, offset by a $1 million increase in other power supply purchases in the period.
Renewables
Purchased power, natural gas and fuel used increased by $40 million, or 40%, from $99 million for the six months ended June 30, 2019 to $139 million for the six months ended June 30, 2020. The increase is primarily driven by an increase of $23 million in power purchases, $4 million in RECs and unfavorable MtM changes on derivatives of $28 million due to market price changes in the period, offset by a decrease of $15 million in thermal purchases driven by the decrease in volume and unit cost in the period.
Operations and Maintenance
Our operations and maintenance increased by $28 million, or 2%, from $1,126 million for the six months ended June 30, 2019 to $1,154 million for the six months ended June 30, 2020, as detailed by segment below:
Networks
Operations and maintenance increased by $6 million, or 1%, from $946 million for the six months ended June 30, 2019 to $952 million for the six months ended June 30, 2020. The increase is driven by $1 million in outage restoration costs, a $5 million increase in uncollectible expenses, a $3 million increase due to additional cleaning and personal protective equipment resulting from COVID-19, a $3 million increase in regional network services expenses, an increase of $3 million in flow through amortizations (which is offset in revenue) and a $2 million increase in other. These were offset by a decrease of $5 million in unfavorable write-off of deferred storm costs in the six months ended June 30, 2019, which did not recur in 2020 and a $6 million decrease in medical expenses.

Renewables
Operations and maintenance expenses increased by $27 million, or 15%, from $184 million for the six months ended June 30, 2019 to $211 million for the six months ended June 30, 2020. The increase is primarily due to $25 million of increased costs resulting from higher personnel and maintenance costs which are primarily attributed to operations of new capacity. Additionally, operations and maintenance expense increased by $10 million driven by an asset retirement obligation adjustment in the same period of 2019, offset by $3 million decrease due to a favorable provision release in the six months ended June 30, 2020, and $4 million in other expenses.
Depreciation and Amortization
Depreciation and amortization for the six months ended June 30, 2020 was $493 million compared to $444 million for the six months ended June 30, 2019, an increase of $49 million. The increase is driven by $50 million from plant additions in Networks and Renewables in the period, offset by a $3 million decrease of accelerated depreciation from the repowering of wind farms in Renewables.
Other Income (Expense) and Earnings (Losses) from Equity Method Investments
Other income (expense) and equity earnings (losses) decreased by $2 million from $(3) million for the six months ended June 30, 2019 to $(5) million for the six months ended June 30, 2020. The change is primarily due to $6 million of unfavorable equity earnings in the current period, offset by a $2 million favorable change in allowance for funds used during construction in Networks and $2 million of other.
Interest Expense, Net of Capitalization
Interest expense for the six months ended June 30, 2020 and 2019 was $165 million and $154 million, respectively. Networks had a $1 million increase in interest expense from higher average debt balances in the current period. Other added $18 million of interest expense primarily from new debt issued in 2020 and 2019. This is offset by interest expense decrease in Renewables of $8 million primarily driven by higher capitalized interest in the current period.
Income Tax Expense
The effective tax rate, inclusive of federal and state income tax, for the six months ended June 30, 2020 was 1.9%, which is below the federal statutory tax rate of 21%, primarily due to the recognition of production tax credits associated with wind production and the effect of the excess deferred tax amortization resulting from the Tax Act. The effective tax rate, inclusive of federal and state income tax, for the six months ended June 30, 2019 was 17.9%, which is below the federal statutory tax rate of 21% primarily due to the recognition of production tax credits associated with wind production.
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
We define adjusted net income as net income adjusted to exclude restructuring charges, mark-to-market earnings from changes in the fair value of derivative instruments used by AVANGRID to economically hedge market price fluctuations in related underlying physical transactions for the purchase and sale of electricity, accelerated depreciation derived from repowering of wind farms and costs incurred in connection with the COVID-19 pandemic. We believe adjusted net income is more useful in understanding and evaluating actual and projected financial performance and contribution of AVANGRID core lines of business and to more fully compare and explain our results. The most directly comparable U.S. GAAP measure to adjusted net income is net income. We also define adjusted earnings per share, or adjusted EPS, as adjusted net income converted to an earnings per share amount.
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
The following tables provide a reconciliation between Net Income attributable to AVANGRID and Adjusted Net Income (non-GAAP) by segment for the three and six months ended June 30, 2020 and 2019, respectively:

	Three Months Ended June 30, 2020				Six Months Ended June 30, 2020
	Total	Networks	Renewables	Corporate*	Total	Networks	Renewables	Corporate*
	(in millions)				(in millions)
Net Income Attributable to Avangrid, Inc.	$88	$73	$31	$(15)	$328	$270	$82	$(24)
Adjustments:
Mark-to-market earnings - Renewables	2	—	2	—	(16)	—	(16)	—
Restructuring charges	1	1	—	—	4	2	1	—
Accelerated depreciation from repowering	(4)	—	(4)	—	6	—	6	—
Impact of COVID-19	13	11	—	2	13	11	—	2
Income tax impact of adjustments (1)	(3)	(3)	—	—	(2)	(4)	2	—
Adjusted Net Income (2)	$98	$82	$30	$(14)	$334	$280	$76	$(22)

	Three Months Ended June 30, 2019				Six Months Ended June 30, 2019
	Total	Networks	Renewables	Corporate*	Total	Networks	Renewables	Corporate*
	(in millions)				(in millions)
Net Income Attributable to Avangrid, Inc.	$110	$66	$75	$(30)	$327	$266	$78	$(17)
Adjustments:
Mark-to-market earnings - Renewables	(20)	—	(20)	—	(23)	—	(23)	—
Restructuring charges	2	—	—	2	2	—	—	2
Accelerated depreciation from repowering	5	—	5	—	10	—	10	—
Income tax impact of adjustments (1)	3	—	4	—	3	—	3	—
Adjusted Net Income (2)	$101	$66	$64	$(29)	$319	$267	$69	$(16)
(1)Income tax impact of adjustments: 2020 - $(1) million and $4 million from MtM earnings, $0 and $(1) million from restructuring charges, and $1 million and $(2) million from accelerated depreciation from repowering, $(3) million and $(3) million for the three and six months ended June 30, 2020, respectively; 2019 - $5 million and $6 million from MtM earnings, $(1) and $(1) from restructuring charges and $(1) million and ($2) million from accelerated depreciation from repowering for the three and six months ended June 30, 2019, respectively.
(2)Adjusted Net Income is a non-GAAP financial measure and is presented after excluding restructuring charges, accelerated depreciation derived from repowering of wind farms, costs incurred in connection with the COVID-19 pandemic and the impact from mark-to-market activities in Renewables.
        * Includes corporate and other non-regulated entities as well as intersegment eliminations.
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Adjusted net income
Our adjusted net income decreased by $3 million, or 3%, from $101 million for the three months ended June 30, 2019 to $98 million for the three months ended June 30, 2020. The decrease is primarily due to a $34 million decrease in Renewables driven by unfavorable results from decreased pricing, higher depreciation, prior year positive asset sales and adjustments that did not recur and unfavorable income taxes (offset in Corporate), offset by a $16 million increase in Networks driven primarily by customer rate increases in the period and a $15 million increase in Corporate mainly driven by higher income tax benefits in the period (offset in Renewables).
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Adjusted net income
Our adjusted net income increased by $15 million, or 5%, from $319 million for the six months ended June 30, 2019 to $334 million for the six months ended June 30, 2020. The increase is primarily due to a $13 million increase in Networks driven primarily by customer rate increases in the period, $7 million increase in Renewables as a result of increase in production and income tax benefits in the period, offset by $6 million decrease in Corporate mainly driven by higher interest expenses in the period.

The following tables reconcile Net Income attributable to AVANGRID to Adjusted Net Income (non-GAAP), and EPS attributable to AVANGRID to adjusted EPS (non-GAAP) for the three and six months ended June 30, 2020 and 2019, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Networks	$73	$66	$270	$266
Renewables	31	75	82	78
Corporate (1)	(15)	(30)	(24)	(17)
Net Income	$88	$110	$328	$327
Adjustments:
Mark-to-market earnings - Renewables (2)	2	(20)	(16)	(23)
Restructuring charges (3)	1	2	4	2
Accelerated depreciation from repowering (4)	(4)	5	6	10
Impact of COVID-19 (5)	13	—	13	—
Income tax impact of adjustments	(3)	3	(2)	3
Adjusted Net Income (6)	$98	$101	$334	$319

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Networks	$0.24	$0.21	$0.87	$0.86
Renewables	0.10	0.24	0.27	0.25
Corporate (1)	(0.05)	(0.10)	(0.08)	(0.06)
Net Income	$0.28	$0.36	$1.06	$1.06
Adjustments:
Mark-to-market earnings - Renewables (2)	0.01	(0.06)	(0.05)	(0.07)
Restructuring charges (3)	—	0.01	0.01	0.01
Accelerated depreciation from repowering (4)	(0.01)	0.02	0.02	0.03
Impact of COVID-19 (5)	0.04	—	0.04	—
Income tax impact of adjustments	(0.01)	0.01	(0.01)	0.01
Adjusted Earnings Per Share (6)	$0.32	$0.33	$1.08	$1.03
(1)Includes corporate and other non-regulated entities as well as intersegment eliminations.
(2)Mark-to-market earnings relates to earnings impacts from changes in the fair value of Renewables' derivative instruments associated with electricity and natural gas.
(3)Restructuring and severance related charges relate to costs to implement an initiative to mitigate costs and achieve sustainable growth.
(4)Represents the amount of accelerated depreciation derived from repowering of wind farms in Renewables.
(5)Represents costs incurred in connection with the COVID-19 pandemic.
(6)Adjusted net income and adjusted earnings per share are non-GAAP financial measures and are presented after excluding restructuring charges, accelerated depreciation derived from repowering of wind farms, costs incurred in connection with the COVID-19 pandemic and the impact from mark-to-market activities in Renewables.
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
We and our subsidiaries are required to comply with certain covenants in connection with our respective loan agreements. The covenants are standard and customary in financing agreements, and we and our subsidiaries were in compliance with such covenants as of June 30, 2020.

Liquidity Position
We manage our overall liquidity position as part of the group of companies controlled by Iberdrola, or the Iberdrola Group, and are a party to a liquidity agreement with Bank of America, N.A. along with certain members of the Iberdrola Group. The liquidity agreement aids the Iberdrola Group in efficient cash management and reduces the need for external borrowing by the pool participants. Parties to the agreement, including us, may deposit funds with or borrow from the financial institution, provided that the net balance of funds deposited or borrowed by all pool participants in the aggregate is not less than zero. The balance was $0 and $150 million as of June 30, 2020 and December 31, 2019, respectively. Any deposit amounts are reflected on our condensed consolidated balance sheets under cash and cash equivalents because our deposited surplus funds under the cash pooling agreement are highly-liquid short-term investments.
We optimize our liquidity within the United States through a series of arms-length intercompany lending arrangements with our subsidiaries and among the regulated utilities to provide for lending of surplus cash to subsidiaries with liquidity needs, subject to the limitation that the regulated utilities may not lend to unregulated affiliates. These arrangements minimize overall short-term funding costs and maximize returns on the temporary cash investments of the subsidiaries. We have the capacity to borrow up to $2.5 billion from the lenders committed to the AVANGRID Credit Facility, $500 million from the lenders committed to the 2020 Credit Facility and $500 million from an Iberdrola Group Credit Facility, each of which are described below.
The following table provides the components of our liquidity position as of June 30, 2020 and December 31, 2019, respectively:

	As of June 30,	As of December 31,
	2020	2019
	(in millions)
Cash and cash equivalents	$46	$178
AVANGRID Credit Facility	2,500	2,500
2020 Credit Facility	500	—
Iberdrola Group Credit Facility	500	500
Less: borrowings	(619)	(562)
Total	$2,927	$2,616
AVANGRID Commercial Paper Program
AVANGRID has a commercial paper program with a limit of $2 billion that is backstopped by the AVANGRID Credit Facility and the 2020 Credit Facility (described below). As of June 30, 2020 and July 30, 2020, there was $619 million and $791 million of commercial paper outstanding, respectively.
AVANGRID Credit Facility
AVANGRID and its subsidiaries, NYSEG, RG&E, CMP, UI, CNG, SCG and BGC have a revolving credit facility with a syndicate of banks, or the AVANGRID Credit Facility, that provides for maximum borrowings of up to $2.5 billion in the aggregate.
Under the terms of the AVANGRID Credit Facility, each joint borrower has a maximum borrowing entitlement, or sublimit, which can be periodically adjusted to address specific short-term capital funding needs, subject to the maximum limit contained in the agreement. On June 29, 2020, we entered into an amendment to the AVANGRID Credit Facility which reduced AVANGRID's maximum sublimit from $2.0 billion to $1.5 billion and added minimum sublimits for each joint borrower other than AVANGRID. Under the AVANGRID Credit Facility, each of the borrowers will pay an annual facility fee that is dependent on their credit rating. As of June 30, 2020, the facility fees ranged from 10.0 to 17.5 basis points. The AVANGRID Credit Facility matures on June 29, 2024. As of both June 30, 2020 and July 30, 2020, we had no borrowings under the facility.
2020 Credit Facility
On June 29, 2020, we entered into a revolving credit agreement with several lenders, or the 2020 Credit Facility, that provides maximum borrowings up to $500 million. We will pay an annual facility fee, which ranges from 15 to 30 basis points, dependent on AVANGRID’s credit rating. As of June 30, 2020, the facility fee is 20 basis points. The 2020 Credit Facility matures on June 28, 2021. We have the right to extend, and the banks are obligated to extend, the commitments and loans outstanding under the facility for one year at a cost of 75 basis points. We may also request an extension of the facility for one year, which the banks may grant at their discretion for a fee that will be determined at the time of the request. As of both June 30, 2020 and July 30, 2020, there were no borrowings outstanding under this credit facility.
Since our credit facilities are also a backstop to the AVANGRID commercial paper program, the total amounts available under the facilities as of June 30, 2020 and July 30, 2020, were $2,381 million and $2,209 million, respectively.
Iberdrola Group Credit Facility
AVANGRID has a credit facility with Iberdrola Financiacion, S.A.U., a company of the Iberdrola Group. The facility has a limit of $500 million and matures on June 18, 2023. AVANGRID pays a facility fee of 10.5 basis points annually. As of both June 30, 2020 and July 30, 2020, there was no outstanding amount under this credit facility.
Capital Resources
On April 9, 2020, AGR issued $750 million aggregate principal amount of unsecured notes maturing in 2025 at a fixed interest rate of 3.20%.
On May 1, 2020, NYSEG remarketed $200 million aggregate Pollution Control bonds with maturity dates ranging from 2026 to 2029 at fixed interest rates of 1.40% to 1.61%. The remarketing was a non-cash transaction to reset the interest rates.
Capital Requirements
We expect to fund our capital requirements, including, without limitation, any quarterly shareholder dividends and capital investments primarily from the cash provided by operations of our businesses and through the access to the capital markets in the future. We have a revolving credit facility, as described above, to fund short-term liquidity needs and we believe that we will continue to have access to the capital markets as long-term growth capital is needed. To date, the Company has not experienced limitations in our ability to access these sources of liquidity in connection with the economic recession triggered by the COVID-19 pandemic. While taking into consideration the current economic environment, management expects that we will continue to have sufficient liquidity and financial flexibility to meet our business requirements.
We expect to incur approximately $1.4 billion in capital expenditures through the remainder of 2020.
Cash Flows
Our cash flows depend on many factors, including general economic conditions, regulatory decisions, weather, commodity price movements and operating expense and capital spending control.
The following is a summary of the cash flows by activity for the six months ended June 30, 2020 and 2019, respectively:

	Six Months Ended
	June 30,
	2020	2019
	(in millions)
Net cash provided by operating activities	$884	$817
Net cash used in investing activities	(1,352)	(1,452)
Net cash provided by financing activities	335	764
Net (decrease) increase in cash, cash equivalents and restricted cash	$(133)	$129
Operating Activities
The cash from operating activities for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 increased by $67 million, primarily attributable to lower purchased power, natural gas and fuel used in the period.
Investing Activities
For the six months ended June 30, 2020, net cash used in investing activities was $1,352 million, which was comprised of $1,345 million of capital expenditures and $37 million of other investments and equity method investments, partially offset by $19 million of contributions in aid of construction and $8 million of proceeds from the sale of assets.
For the six months ended June 30, 2019, net cash used in investing activities was $1,452 million, which was comprised of $1,337 million of capital expenditures and other investments and equity method investments of $143 million, partially offset by $21 million of contributions in aid of construction and $5 million of cash distributions from equity method investments.

Financing Activities
For the six months ended June 30, 2020, financing activities provided $335 million in cash reflecting primarily a contribution from non-controlling interests of $312 million and a net increase in non-current debt and current notes payable of $308 million, offset by distributions to non-controlling interests of $4 million, payments on finance leases of $6 million and dividends of $272 million.
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
Off-Balance Sheet Arrangements
There have been no material changes in our off-balance sheet arrangements during the six months ended June 30, 2020 as compared to those reported for the fiscal year ended December 31, 2019 in our Form 10-K.
Contractual Obligations
There have been no material changes in contractual and contingent obligations during the six months ended June 30, 2020 as compared to those reported for the fiscal year ended December 31, 2019 in our Form 10-K.
In 2019, DEEP selected Vineyard Wind to provide 804 MW of offshore wind through the development of its Park City Wind Project. Pursuant to a joint bidding agreement between Renewables and CIP, CIP holds a right to sell all or a portion of its 50% ownership interest to Renewables for up to $70 million, subject to certain conditions. CIP also holds a right to repurchase its previously held interest in Park City Wind at a later date, if they exercise their right to sell, at a pre-determined price.
Critical Accounting Policies and Estimates
The accompanying condensed consolidated financial statements provided herein have been prepared in accordance with U.S. GAAP. In preparing the accompanying condensed consolidated financial statements, our management has applied accounting policies and made certain estimates and assumptions that affect the reported amounts of assets, liabilities, stockholders’ equity, revenues and expenses and the disclosures thereof. The accounting policies and related risks described in our Form 10-K are those that depend most heavily on these judgments and estimates. As of June 30, 2020, we continue to utilize information reasonably available to us; however, the business and economic uncertainty resulting from COVID-19 has made such estimates and assumptions more difficult to assess and calculate. Impacted estimates include, but are not limited to, evaluations of certain long-lived assets and goodwill for impairment, expected credit losses and potential regulatory deferral or recovery of certain costs. While there were no material impacts from COVID-19 on financial results, actual results could differ from those estimates which could result in material impacts to our consolidated financial statements in future reporting periods. The other notable changes to the significant accounting policies described in our Form 10-K for the fiscal year ending December 31, 2019, are with respect to our adoption of the new accounting pronouncements described in the Note 3 of our condensed consolidated financial statements for the six months ended June 30, 2020.
New Accounting Standards
We review new accounting standards to determine the expected financial impact, if any, that the adoption of each such standard will have. The new accounting pronouncements that we have adopted as of January 1, 2020, and reflected in our condensed consolidated financial statements are described in Note 3 of our condensed consolidated financial statements for the six months ended June 30, 2020. There have been no other material changes to the significant accounting policies described in our Form 10-K for the fiscal year ended December 31, 2019, except for those described in Note 3 resulting from the adoption of new authoritative accounting guidance issued by FASB.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains a number of forward-looking statements. Forward-looking statements may be identified by the use of forward-looking terms such as “may,” “will,” “should,” “would,” “could,” “can,” “expect(s),” “believe(s),” “anticipate(s),” “intend(s),” “plan(s),” “estimate(s),” “project(s),” “assume(s),” “guide(s),” “target(s),” “forecast(s),” “are (is) confident that” and “seek(s)” or the negative of such terms or other variations on such terms or comparable terminology. Such forward-looking statements include, but are not limited to, statements about our plans, objectives and intentions, outlooks or expectations for earnings, revenues, expenses or other future financial or business performance, strategies or expectations, or the impact of legal or regulatory matters on business, results of operations or financial condition of the business and other statements that are not historical facts. Such statements are based upon the current reasonable beliefs, expectations, and assumptions of our management and are subject to significant risks and uncertainties that could cause actual outcomes and results to differ materially. Important factors are discussed and should be reviewed in our Form 10-K and other subsequent filings with the SEC. Specifically, forward-looking statements include, without limitation:
•the future financial performance, anticipated liquidity and capital expenditures;
•actions or inactions of local, state or federal regulatory agencies;
•success in retaining or recruiting our officers, key employees or directors;
•changes in levels or timing of capital expenditures;
•adverse developments in general market, business, economic, labor, regulatory and political conditions;
•fluctuations in weather patterns;
•technological developments;
•the impact of any cyber breaches or other incidents, grid disturbances, acts of war or terrorism, civil or social unrest, natural disasters or pandemic health events or other similar occurrences;
•the impact of any change to applicable laws and regulations affecting operations, including those relating to the environment and climate change, taxes, price controls, regulatory approval and permitting;
•the implementation of changes in accounting standards; and
•other presently unknown unforeseen factors.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our market risk during the six months ended June 30, 2020, as compared to those reported for the fiscal year ended December 31, 2019 in our Form 10-K.
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
The scale and scope of the recent COVID-19 outbreak, the resulting pandemic, and the impact on the economy and financial markets could adversely affect the Company’s business, financial condition and results of operations. As an essential business, AVANGRID continues to generate, transmit and distribute electricity and has implemented business continuity and emergency response plans to continue to provide electricity services to customers and support the Company’s operations, while taking health and safety measures such as implementing worker distancing measures and using a remote workforce where possible. However, there is no assurance that the continued spread of COVID-19 and efforts to contain the virus (including, but not limited to, voluntary and mandatory quarantines, restrictions on travel, limiting gatherings of people, and reduced operations and extended closures of many businesses and institutions) will not materially impact our business, results of operations and financial condition. In particular, the continued spread of COVID-19 and efforts to contain the virus could:
•impact customer demand for electricity by our customers in New York and New England, particularly from businesses, commercial and industrial customers;
•reduce the availability and productivity of our employees, including due to the availability of personal protective equipment;
•cause us to experience an increase in costs as a result of our emergency measures, delayed payments from our customers and uncollectable accounts;
•cause delays and disruptions in the availability of and timely delivery of materials and components used in our operations;
•cause delays and disruptions in the supply chain resulting in disruptions in the commercial operation dates of certain projects and impacting qualification criteria for certain tax credits and potential delay damages in our power purchase agreements;
•cause a deterioration of the credit quality of our counterparties, including power purchase agreement off-takers, contractors or retail customers, that could result in credit losses;
•cause impairment of goodwill or long-lived assets and adversely impact the Company’s ability to develop, construct and operate facilities;
•result in our inability to meet the requirements of the covenants in our existing credit facilities, including covenants regarding the ratio of indebtedness to total capitalization;
•cause a deterioration in our financial metrics or the business environment that impacts our credit ratings;
•cause a delay in the permitting process of certain development projects, affecting the timing of final investment decisions and start of construction dates;
•cause an increase in cybersecurity attacks and breach attempts;
•impact our liquidity position and cost of and ability to access funds from financial institutions and capital markets;
•cause other risks to impact us, such as the risks described in the “Risk Factor” section of our Annual Report on Form 10-K filed on March 2, 2020, including risks of significant future contributions to our pension and post-retirement benefit plans and our ability to meet our financial obligations; and
•cause other unpredictable events.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
The following documents are included as exhibits to this Form 10-Q:

Exhibit Number	Description

10.1	Employment Agreement, dated June 11, 2020, by and between Avangrid Management Company, LLC and Dennis V. Arriola†

10.2
Revolving Credit Agreement, dated June 29, 2020, among Avangrid, Inc., the several lenders from time to time parties thereto, Mizuho Bank, Ltd., as administrative agent, and The Bank of Nova Scotia and Banco Bilbao Vizcaya Argerntaria, S.A. New York Branch, as co-syndication agents

10.3
Amendment No. 2 to the Revolving Credit Agreement, dated June 29, 2020, among Avangrid, Inc., New York State Electric & Gas Corporation, Rochester Gas and Electric Corporation, Central Maine Power Company, The United Illuminating Company, Connecticut Natural Gas Corporation, The Southern Connecticut Gas Company, The Berkshire Gas Company, the several banks and other financial institutions or entities from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Bank of America, N.A., as syndication agent, MUFG Bank, Ltd. and Santander Bank, N.A., as co-documentation agents, and Banco Bilbao Vizcaya Argentaria, S.A. New York Branch, as sustainability agent

10.4	Second Amended and Consent to Assignment, dated June 25, 2020 by and between Central Maine Power Company and NSTAR Electric Company (d/b/a Eversource)

10.5
Second Amended and Consent to Assignment dated June 25, 2020 by and among Central Maine Power Company, Massachusetts Electric Company (d/b/a National Grid), and Nantucket Electric Company (d/b/a National Grid)

10.6	Second Amended and Consent to Assignment dated June 25, 2020 by and between Central Maine Power Company and Fitchburg Gas and Electric Light Company (d/b/a Unitil)

10.7	Second Amended and Consent to Assignment dated June 25, 2020 by and between Central Maine Power Company and H.Q. Energy Services (U.S.) Inc.

10.8	Second Amended and Consent to Assignment dated June 25, 2020 by and between Central Maine Power Company and H.Q. Energy Services (U.S.) Inc.

10.9	Second Amended and Consent to Assignment dated June 25, 2020 by and between Central Maine Power Company and H.Q. Energy Services (U.S.) Inc.

10.10	Second Amended and Consent to Assignment dated June 25, 2020 by and between Central Maine Power Company and H.Q. Energy Services (U.S.) Inc.

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*Filed herewith.
†Compensatory plan or agreement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Avangrid, Inc.

Date: July 31, 2020	By:	/s/ Dennis V. Arriola
Dennis V. Arriola
Director and Chief Executive Officer

Date: July 31, 2020	By:	/s/ Douglas K. Stuver
Douglas K. Stuver
Senior Vice President - Chief Financial Officer