Form 10-Q
period 2020-09-30
Avangrid, Inc.
filed 2020-10-30
CIK 1634997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of October 29, 2020, the registrant had 309,009,817 shares of common stock, par value $0.01, outstanding.

Avangrid, Inc.
REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2020

GLOSSARY OF TERMS AND ABBREVIATIONS
Unless the context indicates otherwise, the terms “we,” “our” and the “Company” are used to refer to Avangrid, Inc. and its subsidiaries.

AOCI	Accumulated other comprehensive income
ARHI	Avangrid Renewables Holdings, Inc.
ARP	Alternative Revenue Programs
ASC	Accounting Standards Codification
AVANGRID	Avangrid, Inc.
Bcf	One billion cubic feet
BGC	The Berkshire Gas Company
Cayuga	Cayuga Operating Company, LLC
CfDs	Contracts for Differences
CFIUS	Committee on Foreign Investment in the United States
CL&P	The Connecticut Light and Power Company
CMP	Central Maine Power Company
CNG	Connecticut Natural Gas Corporation
DEEP	Connecticut Department of Energy and Environmental Protection
DIMP	Distribution Integrity Management Program
DOE	Department of Energy
DPA	Deferred Payment Arrangements
EBITDA	Earnings before interest, taxes, depreciation and amortization
ESM	Earnings sharing mechanism
Evergreen Power	Evergreen Power, LLC
English Station	The former generation site on the Mill River in New Haven, Connecticut
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCC	Federal Communications Commission
FERC	Federal Energy Regulatory Commission
FirstEnergy	FirstEnergy Corp.
Form 10-K	Avangrid, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on March 2, 2020.
Gas	Enstor Gas, LLC
HLBV	Hypothetical Liquidation at Book Value
Iberdrola	Iberdrola, S.A., which owns 81.5% of the outstanding shares of Avangrid, Inc.
Iberdrola Group	The group of companies controlled by Iberdrola, S.A.
Installed capacity	The production capacity of a power plant or wind farm based either on its rated (nameplate) capacity or actual capacity.
ISO	Independent system operator
Joint Proposal	Approved by the NYPSC on June 15, 2016, by NYSEG, RG&E and certain other signatory parties for a three-year rate plan for electric and gas service at NYSEG and RG&E commencing May 1, 2016.
Klamath Plant	Klamath gas-fired cogeneration facility located in the city of Klamath, Oregon.
KW	Kilowatts
LDCs	Local distribution companies
LIBOR	The London Interbank Offered Rate
Merger
The merger of PNMR with and into Merger Sub on the terms and subject to the conditions set forth in the Merger Agreement, with PNMR continuing as the surviving corporation and as a wholly-owned subsidiary of AVANGRID.

Merger Agreement	Agreement and Plan of Merger, dated as of October 20, 2020, among AVANGRID, PNMR and Merger Sub.
Merger Sub	NM Green Holdings, Inc., a New Mexico corporation and wholly-owned subsidiary of AVANGRID.
MNG	Maine Natural Gas Corporation
MPUC	Maine Public Utility Commission
MtM	Mark-to-market
MW	Megawatts
MWh	Megawatt-hours
Networks	Avangrid Networks, Inc.
New York TransCo	New York TransCo, LLC.
NMPRC	New Mexico Public Regulation Commission
Non-GAAP	Financial measures that are not prepared in accordance with U.S. GAAP, including adjusted net income and adjusted earnings per share.
NRC	Nuclear Regulatory Commission
NYPSC	New York State Public Service Commission
NYSEG	New York State Electric & Gas Corporation
NYSERDA	New York State Energy Research and Development Authority
OCI	Other comprehensive income
PJM	PJM Interconnection, L.L.C.
PNMR	PNM Resources, Inc.
PUCT	Public Utility Commission of Texas
PURA	Connecticut Public Utilities Regulatory Authority
Renewables	Avangrid Renewables, LLC
RDM	Revenue Decoupling Mechanism
RG&E	Rochester Gas and Electric Corporation
ROE	Return on equity
RSSA	Reliability Support Services Agreement
SCG	The Southern Connecticut Gas Company
SEC	United States Securities and Exchange Commission
Tax Act	Tax Cuts and Jobs Act of 2017 enacted by the U.S. federal government on December 22, 2017
TEF	Tax equity financing arrangements
UI	The United Illuminating Company
UIL	UIL Holdings Corporation
U.S. GAAP	Generally accepted accounting principles for financial reporting in the United States.
VIEs	Variable interest entities

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Avangrid, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(Millions, except for number of shares and per share data)
Operating Revenues	$1,470	$1,487	$4,651	$4,729
Operating Expenses
Purchased power, natural gas and fuel used	259	279	999	1,101
Operations and maintenance	634	588	1,788	1,714
Depreciation and amortization	255	237	748	681
Taxes other than income taxes	157	144	469	446
Total Operating Expenses	1,305	1,248	4,004	3,942
Operating Income	165	239	647	787
Other Income and (Expense)
Other income	16	6	15	1
Earnings (losses) from equity method investments	1	(1)	(3)	1
Interest expense, net of capitalization	(86)	(72)	(251)	(226)
Income Before Income Tax	96	172	408	563
Income tax expense	15	33	21	103
Net Income	81	139	387	460
Net loss attributable to noncontrolling interests	6	11	28	17
Net Income Attributable to Avangrid, Inc.	$87	$150	$415	$477
Earnings Per Common Share, Basic	$0.28	$0.48	$1.34	$1.54
Earnings Per Common Share, Diluted	$0.28	$0.48	$1.34	$1.54
Weighted-average Number of Common Shares Outstanding:
Basic	309,491,082	309,491,082	309,496,234	309,491,082
Diluted	309,550,126	309,517,778	309,554,838	309,512,301
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(Millions)
Net Income	$81	$139	$387	$460
Other Comprehensive Income (Loss)
Loss on nonqualified pension plans	—	—	—	(1)
Unrealized (loss) gain during the period on derivatives qualifying as cash flow hedges, net of income tax of $(3) and $2 for the three months ended, respectively, and $(8) for both the nine months ended	(15)	5	(31)	(22)
Reclassification to net income of loss on cash flow hedges, net of income taxes of $0 and $1 for both the three months ended, respectively, and $1 and $2 for the nine months ended, respectively	9	5	12	8
Other Comprehensive Income (Loss)	(6)	10	(19)	(15)
Comprehensive Income	75	149	368	445
Net loss attributable to noncontrolling interests	6	11	28	17
Comprehensive Income Attributable to Avangrid, Inc.	$81	$160	$396	$462
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
As of	2020	2019
(Millions)
Assets
Current Assets
Cash and cash equivalents	$101	$178
Accounts receivable and unbilled revenues, net	1,021	1,082
Accounts receivable from affiliates	7	10
Derivative assets	19	11
Fuel and gas in storage	100	110
Materials and supplies	157	141
Prepayments and other current assets	266	199
Regulatory assets	252	294
Total Current Assets	1,923	2,025
Total Property, Plant and Equipment ($1,657 and $787 related to VIEs, respectively)	26,432	25,218
Operating lease right-of-use assets	68	70
Equity method investments	668	645
Other investments	61	63
Regulatory assets	2,591	2,567
Other Assets
Goodwill	3,119	3,119
Intangible assets	307	314
Derivative assets	85	84
Other	386	311
Total Other Assets	3,897	3,828
Total Assets	$35,640	$34,416
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
As of	2020	2019
(Millions, except share information)
Liabilities
Current Liabilities
Current portion of debt	$813	$730
Notes payable	998	560
Notes payable to affiliates	4	—
Interest accrued	87	72
Accounts payable and accrued liabilities	1,481	1,361
Accounts payable to affiliates	43	64
Dividends payable	136	136
Taxes accrued	82	56
Operating lease liabilities	11	12
Derivative liabilities	19	20
Other current liabilities	296	334
Regulatory liabilities	214	242
Total Current Liabilities	4,184	3,587
Regulatory liabilities	3,342	3,281
Other Non-current Liabilities
Deferred income taxes	1,846	1,814
Deferred income	1,221	1,274
Pension and other postretirement	998	1,100
Operating lease liabilities	42	65
Derivative liabilities	81	85
Asset retirement obligations	208	190
Environmental remediation costs	333	338
Other	450	380
Total Other Non-current Liabilities	5,179	5,246
Non-current debt	7,081	6,716
Total Non-current Liabilities	15,602	15,243
Total Liabilities	19,786	18,830
Commitments and Contingencies
Equity
Stockholders’ Equity:
Common stock, $.01 par value, 500,000,000 shares authorized, 309,794,917 and 309,752,140 shares issued; 309,005,485 and 309,005,272 shares outstanding, respectively	3	3
Additional paid in capital	13,664	13,660
Treasury stock	(14)	(12)
Retained earnings	1,684	1,681
Accumulated other comprehensive loss	(114)	(95)
Total Stockholders’ Equity	15,223	15,237
Non-controlling interests	631	349
Total Equity	15,854	15,586
Total Liabilities and Equity	$35,640	$34,416
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2020	2019
(Millions)
Cash Flow from Operating Activities:
Net income	$387	$460
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	748	681
Regulatory assets/liabilities amortization and carrying cost	63	51
Pension cost	60	68
Earnings (losses) from equity method investments	3	(1)
Distributions of earnings received from equity method investments	15	10
Unrealized gain on marked-to-market derivative contracts	(9)	(66)
Deferred taxes	11	99
Other non-cash items	(35)	(35)
Changes in operating assets and liabilities:
Current assets	7	188
Noncurrent assets	(152)	(24)
Current liabilities	24	(73)
Noncurrent liabilities	(30)	(114)
Net Cash Provided by Operating Activities	1,092	1,244
Cash Flow from Investing Activities:
Capital expenditures	(1,960)	(2,045)
Contributions in aid of construction	35	36
Proceeds from sale of assets	12	13
Proceeds from notes receivable from affiliates	2	—
Distributions received from equity method investments	3	4
Other investments and equity method investments, net	(48)	(164)
Net Cash Used in Investing Activities	(1,956)	(2,156)
Cash Flow from Financing Activities:
Non-current debt issuances	967	1,637
Repayments of non-current debt	(511)	(344)
Receipts of other short-term debt, net	441	32
Repayments of financing leases	(7)	(26)
Repurchase of common stock	(2)	—
Issuance of common stock	(1)	—
Distributions to noncontrolling interests	(5)	(47)
Contributions from noncontrolling interests	312	133
Dividends paid	(408)	(408)
Net Cash Provided by Financing Activities	786	977
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(78)	65
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	184	43
Cash, Cash Equivalents and Restricted Cash, End of Period	$106	$108
Supplemental Cash Flow Information
Cash paid for interest, net of amounts capitalized	$206	$183
Cash paid for income taxes	$4	$4
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(unaudited)

	Avangrid, Inc. Stockholders
(Millions, except for number of shares )	Number of shares (*)	Common Stock	Additional paid-in capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total
As of June 30, 2019	309,005,272	$3	$13,659	$(12)	$1,594	$(109)	$15,135	$414	$15,549
Net income (loss)	—	—	—	—	150	—	150	(11)	139
Other comprehensive income, net of tax of $3	—	—	—	—	—	10	10	—	10
Comprehensive income									149
Dividends declared, $0.44/share	—	—	—	—	(136)	—	(136)	—	(136)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(37)	(37)
Contributions from noncontrolling interests	—	—	—	—	(9)	—	(9)	2	(7)
As of September 30, 2019	309,005,272	$3	$13,659	$(12)	$1,599	$(99)	$15,150	$368	$15,518
As of June 30, 2020	309,005,485	$3	$13,664	$(14)	$1,733	$(108)	$15,278	$638	$15,916
Net income (loss)	—	—	—	—	87	—	87	(6)	81
Other comprehensive income, net of tax of $(3)	—	—	—	—	—	(6)	(6)	—	(6)
Comprehensive income									75
Dividends declared, $0.44/share	—	—	—	—	(136)	—	(136)	—	(136)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1)	(1)
As of September 30, 2020	309,005,485	$3	$13,664	$(14)	$1,684	$(114)	$15,223	$631	$15,854

	Avangrid, Inc. Stockholders
(Millions, except for number of shares )	Number of shares (*)	Common Stock	Additional paid-in capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total
As of December 31, 2018	309,005,272	$3	$13,657	$(12)	$1,528	$(72)	$15,104	$299	$15,403
Adoption of accounting standards	—	—	—	—	11	(12)	(1)	—	(1)
Net income (loss)	—	—	—	—	477	—	477	(17)	460
Other comprehensive loss, net of tax of $(6)	—	—	—	—	—	(15)	(15)	—	(15)
Comprehensive income									445
Dividends declared, $1.32/share	—	—	—	—	(408)	—	(408)	—	(408)
Stock-based compensation	—	—	2	—	—	—	2	—	2
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(47)	(47)
Contributions from noncontrolling interests	—	—	—	—	(9)	—	(9)	133	124
As of September 30, 2019	309,005,272	$3	$13,659	$(12)	$1,599	$(99)	$15,150	$368	$15,518
As of December 31, 2019	309,005,272	$3	$13,660	$(12)	$1,681	$(95)	$15,237	$349	$15,586
Adoption of accounting standards	—	—	—	—	(1)	—	(1)	—	(1)
Net income (loss)	—	—	—	—	415	—	415	(28)	387
Other comprehensive loss, net of tax of $(7)	—	—	—	—	—	(19)	(19)	—	(19)
Comprehensive income									368
Dividends declared, $1.32/share	—	—	—	—	(408)	—	(408)	—	(408)
Release of common stock held in trust	213	—	—	—	—	—	—	—	—
Issuance of common stock	42,777	—	(1)	—	—	—	(1)	—	(1)
Repurchase of common stock	(42,777)	—	—	(2)	—	—	(2)	—	(2)
Stock-based compensation	—	—	5	—	—	—	5	—	5
Distributions to noncontrolling interests	—	—	—	—		—	—	(5)	(5)
Contributions from noncontrolling interests	—	—	—	—	(3)	—	(3)	315	312
As of September 30, 2020	309,005,485	$3	$13,664	$(14)	$1,684	$(114)	$15,223	$631	$15,854
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
Preparation of the accompanying unaudited financial statements requires management to make estimates and assumptions that affect the amounts reported during the periods covered by the related financial statements and accompanying disclosures. We continue to utilize information reasonably available to us; however, the business and economic uncertainty resulting from the global pandemic of the novel coronavirus (COVID-19) has made such estimates and assumptions more difficult to assess and calculate. Impacted estimates include, but are not limited to, evaluations of certain long-lived assets and goodwill for impairment, expected credit losses and potential regulatory deferral or recovery of certain costs. While there were no material impacts from COVID-19 on financial results, actual results could differ from those estimates, which could result in material impacts to our consolidated financial statements in future reporting periods.
In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly our condensed consolidated financial statements for the interim periods described herein. All such adjustments are of a normal and recurring nature, except as otherwise disclosed. The results for the three and nine months ended September 30, 2020, are not necessarily indicative of the results for the entire fiscal year ending December 31, 2020.
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
The following describes the principal activities, by reportable segment, from which we generate revenue. For more detailed information about our reportable segments, refer to Note 13.
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
Contract Costs and Contract Liabilities
We recognize an asset for incremental costs of obtaining a contract with a customer when we expect the benefit of those costs to be longer than one year. We have contract assets for costs from development success fees, which we paid during the solar asset development period in 2018, and will amortize ratably into expense over the 15-year life of the power purchase agreement (PPA), expected to commence in December 2021 upon commercial operation. We also have a contract asset for prior costs incurred to cancel a PPA, which are related to the wind farm interest that is being sold as described in Note 15. Contract assets totaled $12 million at both September 30, 2020 and December 31, 2019, and are presented in "Other non-current assets" on our condensed consolidated balance sheets.
We have contract liabilities for revenue from transmission congestion contract (TCC) auctions, for which we receive payment at the beginning of an auction period, and amortize ratably each month into revenue over the applicable auction period. The auction periods range from six months to two years. TCC contract liabilities totaled $6 million and $10 million at September 30, 2020 and December 31, 2019, respectively, and are presented in "Other current liabilities" on our condensed consolidated balance sheets. We recognized $6 million and $16 million as revenue during the three and nine months ended September 30, 2020, respectively, and $7 million and $16 million for the three and nine months ended September 30, 2019, respectively.

Revenues disaggregated by major source for our reportable segments for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30, 2020				Nine Months Ended September 30, 2020
	Networks	Renewables	Other (b)	Total	Networks	Renewables	Other (b)	Total
(Millions)
Regulated operations – electricity	$984	$—	$—	$984	$2,701	$—	$—	$2,701
Regulated operations – natural gas	166	—	—	166	910	—	—	910
Nonregulated operations – wind	—	200	—	200	—	639	—	639
Nonregulated operations – solar	—	6	—	6	—	16	—	16
Nonregulated operations – thermal	—	13	—	13	—	27	—	27
Other(a)	12	28	(4)	36	38	75	(4)	109
Revenue from contracts with customers	1,162	247	(4)	1,405	3,649	757	(4)	4,402
Leasing revenue	2	—	—	2	5	—	—	5
Derivative revenue	—	25	—	25	—	111	—	111
Alternative revenue programs	24	—	—	24	109	—	—	109
Other revenue	9	4	1	14	16	8	—	24
Total operating revenues	$1,197	$276	$(3)	$1,470	$3,779	$876	$(4)	$4,651

	Three Months Ended September 30, 2019				Nine Months Ended September 30, 2019
	Networks	Renewables	Other (b)	Total	Networks	Renewables	Other (b)	Total
(Millions)
Regulated operations – electricity	$922	$—	$—	$922	$2,637	$—	$—	$2,637
Regulated operations – natural gas	179	—	—	179	1,053	—	—	1,053
Nonregulated operations – wind	—	218	—	218	—	621	—	621
Nonregulated operations – solar	—	9	—	9	—	22	—	22
Nonregulated operations – thermal	—	5	—	5	—	21	—	21
Other(a)	16	23	—	39	71	40	(4)	107
Revenue from contracts with customers	1,117	255	—	1,372	3,761	704	(4)	4,461
Leasing revenue	1	—	—	1	5	—	—	5
Derivative revenue	—	84	—	84	—	173	—	173
Alternative revenue programs	13	—	—	13	48	—	—	48
Other revenue	9	8	—	17	23	19	—	42
Total operating revenues	$1,140	$347	$—	$1,487	$3,837	$896	$(4)	$4,729
(a)Primarily includes certain intra-month trading activities, billing, collection and administrative charges, sundry billings and other miscellaneous revenue.
(b)Does not represent a segment. Includes Corporate and intersegment eliminations.
As of September 30, 2020 and December 31, 2019, accounts receivable balances related to contracts with customers were approximately $988 million and $1,050 million, respectively, including unbilled revenues of $266 million and $345 million, which are included in “Accounts receivable and unbilled revenues, net” on our condensed consolidated balance sheets.

As of September 30, 2020, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) were as follows:

As of September 30, 2020	2021	2022	2023	2024	2025	Thereafter	Total
(Millions)
Revenue expected to be recognized on multiyear retail energy sales contracts in place	$1	$1	$1	$1	$—	$—	$4
Revenue expected to be recognized on multiyear capacity and carbon-free energy sale contracts	39	23	15	12	11	75	175
Revenue expected to be recognized on multiyear renewable energy credit sale contracts	27	18	9	4	3	5	66
Total operating revenues	$67	$42	$25	$17	$14	$80	$245
As of September 30, 2020, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) for the remainder of 2020 was $24 million.
Note 5. Regulatory Assets and Liabilities
Pursuant to the requirements concerning accounting for regulated operations, our utilities capitalize, as regulatory assets, incurred and accrued costs that are probable of recovery in future electric and natural gas rates. We base our assessment of whether recovery is probable on the existence of regulatory orders that allow for recovery of certain costs over a specific period, or allow for reconciliation or deferral of certain costs. When costs are not treated in a specific regulatory order, we use regulatory precedent to determine if recovery is probable. Our operating utilities also record, as regulatory liabilities, obligations to refund previously collected revenue or to spend revenue collected from customers on future costs. The primary items that are not included in rate base or accruing carrying costs are regulatory assets for qualified pension and other postretirement benefits, which reflect unrecognized actuarial gains and losses; debt premium; environmental remediation costs, which are primarily the offset of accrued liabilities for future spending; unfunded future income taxes, which are the offset to the unfunded future deferred income tax liability recorded; asset retirement obligations; hedge losses; and contracts for differences. The total net amount of these items is approximately $1,616 million.
CMP Rate Case
In an order issued on February 19, 2020, the MPUC authorized an increase in CMP's distribution revenue requirement of $17 million, or approximately 7%, based on an allowed ROE of 9.25% and a 50% equity ratio. The rate increase was effective March 1, 2020. The MPUC also imposed a 1.00% ROE reduction (to 8.25%) for management efficiency associated with CMP’s customer service performance following the implementation of its new billing system in 2017. The management efficiency adjustment will remain in effect until CMP has demonstrated satisfactory customer service performance on four specified service quality measures for a period of 18 consecutive months, which commenced on March 1, 2020. CMP has satisfied all four of these quality measures since the measurement period commenced.
The order provided additional funding for staffing increases, vegetation management programs and storm restoration costs, while retaining the basic tiered structure for storm cost recovery implemented in the 2014 stipulation. The MPUC order also retained the RDM implemented in 2014. The order denied CMP’s request to increase rates for higher costs associated with services provided by its affiliates and ordered the initiation of a management audit to evaluate whether CMP's current management structure, and the management and other services from its affiliates, are appropriate and in the interest of Maine ratepayers. The management audit was commenced in July 2020 by the MPUC’s consultants and is expected to conclude in December 2020.
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
On June 15, 2016, the New York State Public Service Commission (NYPSC) approved the Joint Proposal filed with the NYPSC by New York State Electric & Gas Corporation (NYSEG) and Rochester Gas and Electric Corporation (RG&E) and by certain other signatory parties on February 19, 2016, in connection with a three-year rate plan for electric and gas service at NYSEG and RG&E effective May 1, 2016. Following the approval of the Joint Proposal, most of the regulatory deferrals related to NYSEG are amortized over a five-year period, except a portion of storm costs to be recovered over ten years, unfunded deferred taxes being amortized over a period of 50 years and plant-related tax items, which are amortized over the life of associated plant. Annual amortization expense for NYSEG is approximately $16.5 million per rate year. RG&E items that are being amortized are plant-related tax items, which are amortized over the life of associated plant, and unfunded deferred taxes being amortized over a period of 50 years. A majority of the other items related to RG&E, which net to a regulatory liability, remain deferred and will not be amortized until future proceedings.
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
On June 22, 2020, NYSEG and RG&E filed a joint proposal with the NYPSC for a new three-year rate plan. The effective date of new tariffs was November 1, 2020 with a make-whole provision back to April 17, 2020. We were granted a one month extension making the new effective date December 1, 2020, pending NYPSC approval of the joint proposal. The proposed rates facilitate the companies’ transition to a cleaner energy future while allowing for important initiatives such as COVID-19 relief for customers and additional funding for vegetation management, hardening/resiliency and emergency preparedness. The joint proposal bases delivery revenues on an 8.80% ROE and 48% equity ratio; however, for the proposed earnings sharing mechanism, the equity ratio is the lower of the actual equity ratio or 50%. The below table provides a summary of the proposed delivery rate increases and delivery rate percentages, including rate levelization and excluding energy efficiency, which is a pass-through, for all four businesses:

	Year 1		Year 2		Year 3
	Rate Increase	Delivery Rate %	Rate Increase	Delivery Rate %	Rate Increase	Delivery Rate %
Utility	(Millions)	Increase	(Millions)	Increase	(Millions)	Increase
NYSEG Electric	$34.7	4.6%	$71.51	9.1%	$79.4	9.1%
NYSEG Gas	$—	—%	$1.58	0.8%	$3.3	1.6%
RG&E Electric	$10.7	2.4%	$22.92	5.2%	$25.4	5.2%
RG&E Gas	$—	—%	$—	—%	$2.4	1.3%
The rate plans continue the RAM designed to return or collect certain defined reconciled revenues and costs, have new depreciation rates and continue existing RDMs for each business. Statements in support or opposition and reply statements were filed in July 2020, and a final decision by the NYPSC is expected during the fourth quarter of 2020. We cannot predict the outcome of this proceeding.

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
Connecticut Storm Reimbursement Legislation
On October 7, 2020, the Governor of Connecticut signed into law an energy bill that, among other things, instructs PURA to revise the rate-making structure in Connecticut to adopt performance-based rates for each electric distribution company, increases the maximum civil penalties assessable for failures in emergency preparedness, and provides certain penalties and reimbursements to customers after storm outages greater than 96 hours and extends rate case timelines.
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

Regulatory assets as of September 30, 2020 and December 31, 2019, respectively, consisted of:

	September 30,	December 31,
As of	2020	2019
(Millions)
Pension and other post-retirement benefits cost deferrals	$101	$125
Pension and other post-retirement benefits	963	1,061
Storm costs	418	272
Rate adjustment mechanism	16	79
Revenue decoupling mechanism	56	19
Transmission revenue reconciliation mechanism	9	5
Contracts for differences	90	92
Hardship programs	26	29
Plant decommissioning	—	5
Deferred purchased gas	14	25
Deferred transmission expense	14	11
Environmental remediation costs	278	277
Debt premium	88	97
Unamortized losses on reacquired debt	27	29
Unfunded future income taxes	408	399
Federal tax depreciation normalization adjustment	149	153
Asset retirement obligation	21	17
Deferred meter replacement costs	25	27
COVID-19 cost recovery	2	—
Other	138	139
Total regulatory assets	2,843	2,861
Less: current portion	252	294
Total non-current regulatory assets	$2,591	$2,567
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
“Storm costs” for CMP, NYSEG, RG&E and UI are allowed in rates based on an estimate of the routine costs of service restoration. The companies are also allowed to defer service restoration costs resulting from major storms when they meet certain criteria for severity and duration. As of September 30, 2020, deferred storm costs include $69 million and $16 million at NYSEG being recovered over ten-year and five-year periods, respectively, beginning in 2016, and $196 million and $61 million at NYSEG and RG&E, respectively, not included in the Joint Proposal. The amounts not included in the Joint Proposal will be recovered through RAM or determined as part of the current rate proceedings.
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
"Transmission revenue reconciliation mechanism" reflects differences in actual costs in the rate year from those used to set rates. This mechanism contains the Annual Transmission True up (ATU), which is recovered over the subsequent June to May period.
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
“Other” includes post-term amortization deferrals and various items subject to reconciliation including hedge losses and deferred property tax.

Regulatory liabilities as of September 30, 2020 and December 31, 2019, respectively, consisted of:

	September 30,	December 31,
As of	2020	2019
(Millions)
Energy efficiency portfolio standard	$72	$72
Gas supply charge and deferred natural gas cost	4	11
Pension and other post-retirement benefits cost deferrals	69	80
Carrying costs on deferred income tax bonus depreciation	32	49
Carrying costs on deferred income tax - Mixed Services 263(a)	11	15
2017 Tax Act	1,550	1,548
Revenue decoupling mechanism	10	17
Accrued removal obligations	1,181	1,173
Asset sale gain account	10	10
Economic development	27	27
Positive benefit adjustment	35	37
Theoretical reserve flow thru impact	10	14
Deferred property tax	52	17
Net plant reconciliation	23	23
Debt rate reconciliation	83	67
Rate refund – FERC ROE proceeding	33	32
Transmission congestion contracts	24	23
Merger-related rate credits	14	16
Accumulated deferred investment tax credits	26	13
Asset retirement obligation	16	14
Earning sharing provisions	26	28
Middletown/Norwalk local transmission network service collections	18	18
Low income programs	29	33
Non-firm margin sharing credits	15	16
New York 2018 winter storm settlement	11	11
Other	175	159
Total regulatory liabilities	3,556	3,523
Less: current portion	214	242
Total non-current regulatory liabilities	$3,342	$3,281
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
“Economic development” represents the economic development program, which enables NYSEG and RG&E to foster economic development through attraction, expansion and retention of businesses within its service territory. If the level of actual expenditures for economic development allocated to NYSEG and RG&E varies in any rate year from the level provided for in rates, the difference is refunded to customers. A portion of this balance is amortized through current rates, the remaining portion will be refunded in future periods through future rate cases. The amortization period in current rates is five years and began in 2016.
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
"Rate refund - FERC ROE proceeding" represents the reserve associated with the FERC proceeding around the base return on equity (ROE) reflected in ISO New England, Inc.’s (ISO-NE) open access transmission tariff (OATT). See Note 8 for more details.
"Transmission congestion contracts" represents deferral of Nine Mile 2 Nuclear Plant transmission congestion contract at RGE.
“Merger-related rate credits” resulted from the acquisition of UIL. This is being used to moderate increases in rates. During the three and nine months ended September 30, 2020 and 2019, respectively, $1 million and $2 million of rate credits were applied against customer bills.

"Asset retirement obligation" represents the differences in timing of the recognition of costs associated with our AROs and the collection of such amounts through rates. This amount is being amortized at the related depreciation and accretion amounts of the underlying liability.
"Earning sharing provisions" represents the annual earnings over the earning sharing threshold.
"Middletown/Norwalk local transmission network service collections" represents allowance for funds used during construction of the Middletown/Norwalk transmission line, which is being amortized over the useful life of the project.
“Low income programs” represent various hardship and payment plan programs approved for recovery.
"New York 2018 winter storm settlement" represents the settlement amount with the NYSPSC following the comprehensive investigation of New York’s major utility companies’ preparation and response to March 2018 storms.
“Other” includes cost of removal being amortized through rates and various items subject to reconciliation including rate change levelization.
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
Restricted cash was $5 million and $6 million as of September 30, 2020 and December 31, 2019, respectively, and is included in "Other Assets" on our condensed consolidated balance sheets.
The financial instruments measured at fair value as of September 30, 2020 and December 31, 2019, respectively, consisted of:

As of September 30, 2020	Level 1	Level 2	Level 3	Netting	Total
(Millions)
Equity investments with readily determinable fair values	$41	$12	$—	$—	$53
Derivative assets
Derivative financial instruments - power	$8	$19	$118	$(67)	$78
Derivative financial instruments - gas	4	26	29	(37)	22
Contracts for differences	—	—	2	—	2
Derivative financial instruments – other	—	2	—	—	2
Total	$12	$47	$149	$(104)	$104
Derivative liabilities
Derivative financial instruments - power	$(17)	$(31)	$(34)	$77	$(5)
Derivative financial instruments - gas	—	(5)	(4)	8	(1)
Contracts for differences	—	—	(92)	—	(92)
Derivative financial instruments – other	—	—	(2)	—	(2)
Total	$(17)	$(36)	$(132)	$85	$(100)

As of December 31, 2019	Level 1	Level 2	Level 3	Netting	Total
(Millions)
Equity investments with readily determinable fair values	$38	$13	$—	$—	$51
Derivative assets
Derivative financial instruments - power	$4	$23	$120	$(54)	$93
Derivative financial instruments - gas	—	40	31	(71)	—
Contracts for differences	—	—	2	—	2
Total	$4	$63	$153	$(125)	$95
Derivative liabilities
Derivative financial instruments - power	$(28)	$(43)	$(29)	$92	$(8)
Derivative financial instruments - gas	(4)	(26)	(5)	33	(2)
Contracts for differences	—	—	(94)	—	(94)
Derivative financial instruments - other	—	(1)	—	—	(1)
Total	$(32)	$(70)	$(128)	$125	$(105)

The reconciliation of changes in the fair value of financial instruments based on Level 3 inputs for the three and nine months ended September 30, 2020 and 2019, respectively, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2020	2019	2020	2019
Fair Value Beginning of Period,	$16	$(32)	$25	$(15)
Gains recognized in operating revenues	2	38	10	42
(Losses) recognized in operating revenues	—	(22)	(4)	(5)
Total gains recognized in operating revenues	2	16	6	37
Gains recognized in OCI	—	12	2	—
(Losses) recognized in OCI	(1)	—	(7)	(2)
Total gains (losses) recognized in OCI	(1)	12	(5)	(2)
Net change recognized in regulatory assets and liabilities	3	1	2	2
Purchases	(1)	—	—	(23)
Settlements	(1)	10	(9)	8
Transfers out of Level 3 (a)	(1)	—	(2)	—
Fair Value as of September 30,	$17	$7	$17	$7
Gains for the period included in operating revenues attributable to the change in unrealized gains relating to financial instruments still held at the reporting date	$2	$16	$6	$37
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

As of September 30, 2020
Instruments	Instrument Description	Valuation Technique	Valuation Inputs	Index	Avg.	Max.	Min.
Fixed price power and gas swaps with delivery period > two years	Transactions with delivery periods exceeding two years	Transactions are valued against forward market prices on a discounted basis	Observable and extrapolated forward gas and power prices not all of which can be corroborated by market data for identical or similar products	NYMEX ($/MMBtu)	$2.51	$3.45	$1.48
				AECO ($/MMBtu)	$1.43	$3.23	$(0.17)
				Ameren ($/MWh)	$26.03	$40.53	$14.73
				COB ($/MWh)	$33.12	$95.00	$8.20
				ComEd ($/MWh)	$24.01	$39.26	$12.65
				ERCOT N hub ($/MWh)	$32.30	$196.95	$11.25
				ERCOT S hub ($/MWh)	$32.66	$203.37	$11.41
				Indiana hub ($/MWh)	$28.16	$43.58	$16.36
				Mid C ($/MWh)	$29.58	$95.00	$4.00
				Minn hub ($/MWh)	$22.75	$37.78	$11.52
				NoIL hub ($/MWh)	$23.92	$39.01	$12.70
				PJM W hub ($/MWh)	$28.41	$59.53	$14.28
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

Range at
Unobservable Input	September 30, 2020
Risk of non-performance	0.59% - 0.64%
Discount rate	0.29% - 0.49%
Forward pricing ($ per KW-month)	$2.00 - $5.30
Fair Value of Debt
As of September 30, 2020 and December 31, 2019, debt consisted of first mortgage bonds, unsecured pollution control notes and other various non-current debt securities. The estimated fair value of debt amounted to $9,216 million and $8,168 million as of September 30, 2020 and December 31, 2019, respectively. The estimated fair value was determined, in most cases, by discounting the future cash flows at market interest rates. The interest rates used to make these calculations take into account the credit ratings of the borrowers in each case. All debt is considered Level 2 within the fair value hierarchy.
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
(a) Networks activities
The tables below present Networks' derivative positions as of September 30, 2020 and December 31, 2019, respectively, including those subject to master netting agreements and the location of the net derivative positions on our condensed consolidated balance sheets:

As of September 30, 2020	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$11	$3	$7	$1
Derivative liabilities	(7)	(1)	(26)	(83)
	4	2	(19)	(82)
Designated as hedging instruments
Derivative assets	—	—	—	—
Derivative liabilities	—	—	(1)	—
	—	—	(1)	—
Total derivatives before offset of cash collateral	4	2	(20)	(82)
Cash collateral receivable	—	—	6	3
Total derivatives as presented in the balance sheet	$4	$2	$(14)	$(79)

As of December 31, 2019	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$1	$4	$1	$2
Derivative liabilities	(1)	(2)	(39)	(86)
	—	2	(38)	(84)
Designated as hedging instruments
Derivative assets	—	—	—	—
Derivative liabilities	—	—	(1)	(1)
	—	—	(1)	(1)
Total derivatives before offset of cash collateral	—	2	(39)	(85)
Cash collateral receivable	—	—	27	1
Total derivatives as presented in the balance sheet	$—	$2	$(12)	$(84)
The net notional volumes of the outstanding derivative instruments associated with Networks activities as of September 30, 2020 and December 31, 2019, respectively, consisted of:

	September 30,	December 31,
As of	2020	2019
(Millions)
Wholesale electricity purchase contracts (MWh)	5.1	5.1
Natural gas purchase contracts (Dth)	8.8	8.5
Fleet fuel purchase contracts (Gallons)	2.4	2.2
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

The amounts for electricity hedge contracts and natural gas hedge contracts recognized in regulatory liabilities and assets as of September 30, 2020 and December 31, 2019 and amounts reclassified from regulatory assets and liabilities into income for the three and nine months ended September 30, 2020 and 2019 are as follows:

(Millions)	Loss or Gain Recognized in Regulatory Assets/Liabilities		Location of Loss Reclassified from Regulatory Assets/Liabilities into Income	Loss Reclassified from Regulatory Assets/Liabilities into Income
As of				Three Months Ended September 30,		Nine Months Ended September 30,
September 30, 2020	Electricity	Natural Gas	2020	Electricity	Natural Gas	Electricity	Natural Gas
Regulatory assets	$9	$—	Purchased power, natural gas and fuel used	$8	$—	$41	$5
Regulatory liabilities	$—	$(4)
December 31, 2019			2019
Regulatory assets	$24	$4	Purchased power, natural gas and fuel used	$6	$—	$16	$—
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
PURA has determined that costs associated with these CfDs will be fully recoverable by UI and CL&P through electric rates, and UI has deferred recognition of costs (a regulatory asset) or obligations (a regulatory liability), including carrying costs. For those CfDs signed by CL&P, UI records its approximate 20% portion pursuant to the cost-sharing agreement noted above. As of September 30, 2020, UI has recorded a gross derivative asset of $2 million ($0 of which is related to UI’s portion of the CfD signed by CL&P), a regulatory asset of $90 million, a gross derivative liability of $92 million ($89 million of which is related to UI’s portion of the CfD signed by CL&P) and a regulatory liability of $0. As of December 31, 2019, UI had recorded a gross derivative asset of $2 million ($0 of which is related to UI’s portion of the CfD signed by CL&P), a regulatory asset of $92 million, a gross derivative liability of $94 million ($92 million of which is related to UI’s portion of the CfD signed by CL&P) and a regulatory liability of $0.
The unrealized gains and losses from fair value adjustments to these derivatives, which are recorded in regulatory assets, for the three and nine months ended September 30, 2020 and 2019, respectively, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(Millions)
Derivative assets	$—	$—	$—	$(3)
Derivative liabilities	$3	$2	$2	$5
Certain foreign currency exchange contracts are not designated as hedging instruments. For both the three and nine months ended September 30, 2020, we recorded a gain of $3 million related to our foreign currency contracts not designated as hedging instruments, included in "Other income" in our condensed consolidated statements of income. No amounts were recorded for both the three and nine months ended September 30, 2019.

Derivatives designated as hedging instruments
The effect of derivatives in cash flow hedging relationships on Other Comprehensive Income (OCI) and income for the three and nine months ended September 30, 2020 and 2019, respectively, consisted of:

Three Months Ended September 30,	(Loss) Recognized in OCI on Derivatives (a)	Location of Loss (Gain) Reclassified from Accumulated OCI into Income	Loss (Gain) Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2020
Interest rate contracts	$—	Interest expense	$1	$86
Commodity contracts	(1)	Purchased power, natural gas and fuel used	—	259
Foreign currency exchange contracts	—		—
Total	$(1)		$1
2019
Interest rate contracts	$—	Interest expense	$1	$72
Commodity contracts	—	Purchased power, natural gas and fuel used	(1)	279
Foreign currency exchange contracts	(5)		—
Total	$(5)		$—

Nine Months Ended September 30,	(Loss) Gain Recognized in OCI on Derivatives (a)	Location of Loss Reclassified from Accumulated OCI into Income	Loss (Gain) Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2020
Interest rate contracts	$—	Interest expense	$3	$251
Commodity contracts	(2)	Purchased power, natural gas and fuel used	1	999
Foreign currency exchange contracts	(2)		—
Total	$(4)		$4
2019
Interest rate contracts	$—	Interest expense	$5	$226
Commodity contracts	—	Purchased power, natural gas and fuel used	(1)	1,101
Foreign currency exchange contracts	(4)		—
Total	$(4)		$4
(a) Changes in accumulated OCI are reported on a pre-tax basis.
The net loss in accumulated OCI related to previously settled forward starting swaps and accumulated amortization is $52 million and $55 million as of September 30, 2020 and December 31, 2019, respectively. We recorded $1 million and $3 million in net derivative losses related to discontinued cash flow hedges for the three and nine months ended September 30, 2020, respectively and $1 million and $5 million for the three and nine months ended September 30, 2019, respectively. We will amortize approximately $1 million of discontinued cash flow hedges for the remainder of 2020.
Unrealized losses of $1 million on hedge derivatives are reported in OCI because the forecasted transactions are considered to be probable as of September 30, 2020. We expect that $1 million of those losses will be reclassified into earnings within the next twelve months. The maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted fleet fuel transactions is 12 months.

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
The net notional volumes of outstanding derivative instruments associated with Renewables activities as of September 30, 2020 and December 31, 2019, respectively, consisted of:

	September 30,	December 31,
As of	2020	2019
(MWh/Dth in millions)
Wholesale electricity purchase contracts	3	4
Wholesale electricity sales contracts	8	9
Natural gas and other fuel purchase contracts	29	29
Financial power contracts	12	10
Basis swaps – purchases	40	42
Basis swaps – sales	—	1
The fair values of derivative contracts associated with Renewables activities as of September 30, 2020 and December 31, 2019, respectively, consisted of:

	September 30,	December 31,
As of	2020	2019
(Millions)
Wholesale electricity purchase contracts	$8	$10
Wholesale electricity sales contracts	1	4
Natural gas and other fuel purchase contracts	6	(2)
Financial power contracts	62	73
Basis swaps – purchases	12	—
Total	$89	$85

The tables below present Renewables' derivative positions as of September 30, 2020 and December 31, 2019, respectively, including those subject to master netting agreements and the location of the net derivative position on our condensed consolidated balance sheets:

As of September 30, 2020	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$49	$111	$1	$2
Derivative liabilities	(26)	(13)	(3)	(2)
	23	98	(2)	—
Designated as hedging instruments
Derivative assets	5	20	2	1
Derivative liabilities	(7)	(15)	(5)	(3)
	(2)	5	(3)	(2)
Total derivatives before offset of cash collateral	21	103	(5)	(2)
Cash collateral payable	(8)	(20)	—	—
Total derivatives as presented in the balance sheet	$13	$83	$(5)	$(2)

As of December 31, 2019	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$23	$110	$42	$13
Derivative liabilities	(1)	(7)	(48)	(18)
	22	103	(6)	(5)
Designated as hedging instruments
Derivative assets	—	18	5	4
Derivative liabilities	—	(9)	(13)	(6)
	—	9	(8)	(2)
Total derivatives before offset of cash collateral	22	112	(14)	(7)
Cash collateral (payable) receivable	(11)	(30)	7	6
Total derivatives as presented in the balance sheet	$11	$82	$(7)	$(1)

Derivatives not designated as hedging instruments
The effects of trading and non-trading derivatives associated with Renewables activities for the three and nine months ended September 30, 2020, consisted of:

	Three Months Ended			Nine Months Ended
	September 30, 2020			September 30, 2020
	Trading	Non-trading	Total amount per income statement	Trading	Non-trading	Total amount per income statement
(Millions)
Operating Revenues
Wholesale electricity purchase contracts	$3	$—		$1	$—
Wholesale electricity sales contracts	(7)	(11)		(1)	4
Financial power contracts	4	(12)		1	2
Financial and natural gas contracts	—	(8)		—	(13)
Total (loss) gain included in operating revenues	$—	$(31)	$1,470	$1	$(7)	$4,651

Purchased power, natural gas and fuel used
Wholesale electricity purchase contracts	$—	$9		$—	$(2)
Wholesale electricity sales contracts	—	1		—	—
Financial and natural gas contracts	—	16		—	19
Total gain included in purchased power, natural gas and fuel used	$—	$26	$259	$—	$17	$999
Total (Loss) Gain	$—	$(5)		$1	$10
The effects of trading and non-trading derivatives associated with Renewables activities for the three and nine months ended September 30, 2019, consisted of:

	Three Months Ended			Nine Months Ended
	September 30, 2019			September 30, 2019
	Trading	Non-trading	Total amount per income statement	Trading	Non-trading	Total amount per income statement
(Millions)
Operating Revenues
Wholesale electricity purchase contracts	$(1)	$—		$(2)	$—
Wholesale electricity sales contracts	—	42		2	37
Financial power contracts	—	13		—	22
Financial and natural gas contracts	—	1		(1)	1
Total (loss) gain included in operating revenues	$(1)	$56	$1,487	$(1)	$60	$4,729

Purchased power, natural gas and fuel used
Wholesale electricity purchase contracts	$—	$(19)		$—	$(2)
Financial power contracts	—	—		—	(2)
Financial and natural gas contracts	—	6		—	10
Total (loss) gain included in purchased power, natural gas and fuel used	$—	$(13)	$279	$—	$6	$1,101
Total (Loss) Gain	$(1)	$43		$(1)	$66

During September 2019, Renewables liquidated a portion of one of its wholesale electricity sales contracts and recorded a gain of $43 million for the three and nine months ended September 30, 2019.
Derivatives designated as hedging instruments
The effect of derivatives in cash flow hedging relationships on accumulated OCI and income for the three and nine months ended September 30, 2020 and 2019, respectively, consisted of:

Three Months Ended September 30,	(Loss) Gain Recognized in OCI on Derivatives (a)	Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2020
Commodity contracts	$(17)	Operating revenues	$5	$1,470
2019
Commodity contracts	$13	Operating revenues	$3	$1,487

Nine Months Ended September 30,	(Loss) Recognized in OCI on Derivatives (a)	Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2020
Commodity contracts	$(9)	Operating revenues	$4	$4,651
2019
Commodity contracts	$(2)	Operating revenues	$3	$4,729
(a) Changes in OCI are reported on a pre-tax basis.
Amounts are reclassified from accumulated OCI into income in the period during which the transaction being hedged affects earnings or when it becomes probable that a forecasted transaction being hedged would not occur. Notwithstanding future changes in prices, approximately $4 million of losses included in accumulated OCI at September 30, 2020, are expected to be reclassified into earnings within the next twelve months. We did not record any net derivative losses related to discontinued cash flow hedges for both the three and nine months ended September 30, 2020 and 2019.
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
The net loss in accumulated OCI related to previously settled interest rate contracts is $59 million and $38 million as of September 30, 2020 and December 31, 2019, respectively. We amortized into income $2 million and $5 million of the loss related to the settled interest rate contracts for the three and nine months ended September 30, 2020, respectively, and $1 million for the three and nine months ended September 30, 2019. We will amortize approximately $2 million of the net loss on the interest rate contracts for the remainder of 2020.
The effect of derivatives in cash flow hedging relationships on accumulated OCI for the three and nine months ended September 30, 2020 and 2019, respectively, consisted of:

Three Months Ended September 30,	Gain (Loss) Recognized in OCI on Derivatives (a)	Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2020
Interest rate contracts	$—	Interest expense	$2	$86
2019
Interest rate contracts	$—	Interest expense	$1	$72

Nine Months Ended September 30,	(Loss) Recognized in OCI on Derivatives (a)	Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2020
Interest rate contracts	$(27)	Interest expense	$5	$251
2019
Interest rate contracts	$(24)	Interest expense	$1	$226
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
The wholesale power supply agreements of UI contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit rating on senior debt were to fall below investment grade. If such an event had occurred as of September 30, 2020, UI would have had to post an aggregate of approximately $13 million in collateral.
We have various master netting arrangements in the form of multiple contracts with various single counterparties that are subject to contractual agreements that provide for the net settlement of all contracts through a single payment. Those arrangements reduce our exposure to a counterparty in the event of a default on or termination of any single contract. For financial statement presentation purposes, we offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim or the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. The amounts of cash collateral under master netting arrangements that have not been offset against net derivative positions were $23 million and $21 million as of September 30, 2020 and December 31, 2019, respectively. Derivative instruments settlements and collateral payments are included throughout the “Changes in operating assets and liabilities” section of operating activities in our condensed consolidated statements of cash flows.
Certain of our derivative instruments contain provisions that require us to maintain an investment grade credit rating on our debt from each of the major credit rating agencies. If our debt were to fall below investment grade, we would be in violation of those provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit risk related contingent features that are in a liability position as of September 30, 2020 is $9 million, for which we have posted collateral.
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
CMP and UI reserved for refunds for Complaints I, II and III consistent with the FERC’s March 3, 2015 decision in Complaint I. Refunds were provided to customers for Complaint I. The CMP and UI total reserve associated with Complaints II and III is $26 million and $7 million, respectively, as of September 30, 2020, which has not changed since December 31, 2019, except for the accrual of carrying costs. If adopted as final by the FERC, the impact of the initial decision by the FERC administrative law judge would be an additional aggregate reserve for Complaints II and III of $17 million, which is based upon currently available information for these proceedings.
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
Class Action Regarding LDC Gas Transportation Service on Algonquin Gas Transmission
PNE Energy Supply LLC v. Eversource Energy and Avangrid, Inc. - Class Action. On August 10, 2018, PNE Energy Supply LLC, a competitive energy supplier located in New England that purchases electricity in the day-ahead and real time wholesale electric market, filed a civil antitrust action, on behalf of itself and those similarly situated, against the Company and Eversource alleging that their respective gas subsidiaries illegally manipulated the supply of pipeline capacity in the “secondary capacity market” in order to artificially inflate New England natural gas and electricity prices. These allegations were also based on the conclusions of the whitepaper issued by EDF. The plaintiff claims to represent entities who purchased electricity directly in the wholesale electricity market that it claims was targeted by the alleged anticompetitive conduct of Eversource and the Company. On September 28, 2018, the Company filed a Motion to Dismiss all of the claims based on federal preemption and lack of any evidence of antitrust behavior, citing, among other reasons, the results of the FERC staff inquiry and the dismissal of the related case, "Breiding et al. v. Eversource and Avangrid," by the same court in September. The plaintiffs filed opposition to the motion to dismiss on October 26, 2018 and the Company filed a reply on November 15, 2018. The district court heard oral arguments on the motion to dismiss on January 18, 2019. On April 26, 2019, the Company filed a brief in support of its motion to dismiss, and on June 7, 2019, the district court granted the Company’s Motion to Dismiss and dismissed all claims. On July 3, 2019, the plaintiffs filed notice of appeal in the U.S. Court of Appeals for the First Circuit and, on October 18, 2019, filed a brief in support of appeal. On January 2, 2020, the Company and Eversource filed a joint motion in opposition and on January 23, 2020, the plaintiffs filed a reply brief. On April 9, 2020, the U.S. Court of Appeals for the First Circuit canceled oral arguments of the appeal and ordered the case to be decided on the briefs without oral argument. On September 9, 2020, the First Circuit denied the appeal and affirmed the District Court’s dismissal of PNE’s complaint.
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
Guarantee Commitments to Third Parties
As of September 30, 2020, we had approximately $449 million of standby letters of credit, surety bonds, guarantees and indemnifications outstanding. These instruments provide financial assurance to the business and trading partners of AVANGRID and its subsidiaries in their normal course of business. The instruments only represent liabilities if AVANGRID or its subsidiaries fail to deliver on contractual obligations. We therefore believe it is unlikely that any material liabilities associated with these instruments will be incurred and, accordingly, as of September 30, 2020, neither we nor our subsidiaries have any liabilities recorded for these instruments.
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
We have recorded an estimated liability of $6 million related to twelve of the twenty-six sites. We have paid remediation costs related to the remaining fourteen sites and do not expect to incur additional liabilities. Additionally, we have recorded an estimated liability of $9 million related to another twelve sites where we believe it is probable that we will incur remediation and/or monitoring costs, although we have not been notified that we are among the potentially responsible parties or that we are regulated under State Resource Conservation and Recovery Act programs. It is possible the ultimate cost to remediate these sites may be significantly more than the accrued amount. Our estimate for costs to remediate these sites ranges from $13 million to $23 million as of September 30, 2020. Factors affecting the estimated remediation amount include the remedial action plan selected, the extent of site contamination, and the allocation of the clean-up costs.
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
Our estimate for all costs related to investigation and remediation of the fifty-three sites ranges from $181 million to $378 million as of September 30, 2020. Our estimate could change materially based on facts and circumstances derived from site investigations, changes in required remedial actions, changes in technology relating to remedial alternatives and changes to current laws and regulations.
Certain of our Connecticut and Massachusetts regulated gas companies own or have previously owned properties where MGPs had historically operated. MGP operations have led to contamination of soil and groundwater with petroleum hydrocarbons, benzene and metals, among other things, at these properties, the regulation and cleanup of which is regulated by the federal Resource Conservation and Recovery Act as well as other federal and state statutes and regulations. Each of the companies has or had an ownership interest in one or more such properties contaminated as a result of MGP-related activities. Under the existing regulations, the cleanup of such sites requires state and at times, federal, regulators’ involvement and approval before cleanup can commence. In certain cases, such contamination has been evaluated, characterized and remediated. In other cases, the sites have been evaluated and characterized, but not yet remediated. Finally, at some of these sites, the scope of the contamination has not yet been fully characterized; no liability was recorded related to these sites as of September 30, 2020 and no amount of loss, if any, can be reasonably estimated at this time. In the past, the companies have received approval for the recovery of MGP-related remediation expenses from customers through rates and will seek recovery in rates for ongoing MGP-related remediation expenses for all of their MGP sites.
As of September 30, 2020 and December 31, 2019, the liability associated with our MGP sites in Connecticut was $96 million and $97 million, respectively, the remediation costs of which could be significant and will be subject to a review by PURA as to whether these costs are recoverable in rates.
Our total recorded liability to investigate and perform remediation at all known inactive MGP sites discussed above and other sites was $344 million and $349 million as of September 30, 2020 and December 31, 2019, respectively. We recorded a corresponding regulatory asset, net of insurance recoveries and the amount collected from FirstEnergy, as described below, because we expect to recover the net costs in rates. Our environmental liability accruals are recorded on an undiscounted basis and are expected to be paid through the year 2058.
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
As of September 30, 2020 and December 31, 2019, the amount reserved for this matter was $17 million and $16 million, respectively. We cannot predict the outcome of this matter.
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
Note 10. Post-retirement and Similar Obligations
We made $34 million and $59 million of pension contributions for the three and nine months ended September 30, 2020, respectively. We expect to make additional contributions of $25 million for the remainder of 2020.
The components of net periodic benefit cost for pension benefits for the three and nine months ended September 30, 2020 and 2019, respectively, consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(Millions)
Service cost	$12	$10	$35	$30
Interest cost	27	33	81	98
Expected return on plan assets	(50)	(48)	(150)	(144)
Amortization of:
Prior service costs	—	—	—	(1)
Actuarial loss	31	28	94	85
Net Periodic Benefit Cost	$20	$23	$60	$68

The components of net periodic benefit cost for postretirement benefits for the three and nine months ended September 30, 2020 and 2019, respectively, consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(Millions)
Service cost	$1	$1	$2	$2
Interest cost	4	4	10	12
Expected return on plan assets	(2)	(1)	(6)	(5)
Amortization of:
Prior service costs	(3)	(3)	(7)	(7)
Actuarial loss	—	—	1	(1)
Net Periodic Benefit Cost	$—	$1	$—	$1
Note 11. Equity
As of September 30, 2020 and December 31, 2019, we had 485,597 and 485,810 shares of common stock held in trust, respectively, and no convertible preferred shares outstanding. During the three and nine months ended September 30, 2020 we released 0 and 213 shares of common stock held in trust, respectively. During both the three and nine months ended September 30, 2019, we released no shares of common stock held in trust. In October 2020, we released 4,332 shares of common stock held in trust.
We maintain a repurchase agreement with J.P. Morgan Securities, LLC. (JPM), pursuant to which JPM will, from time to time, acquire, on behalf of AVANGRID, shares of common stock of AVANGRID. The purpose of the stock repurchase program is to allow AVANGRID to maintain Iberdrola's relative ownership percentage at 81.5%. The stock repurchase program may be suspended or discontinued at any time upon notice. In May 2020, 42,777 shares were repurchased pursuant to the stock repurchase program. As of September 30, 2020, a total of 303,835 shares have been repurchased in the open market, all of which are included as AVANGRID treasury shares. The total cost of all repurchases, including commissions, was $14 million as of September 30, 2020.
Accumulated Other Comprehensive Loss
Accumulated Other Comprehensive Loss for the three and nine months ended September 30, 2020 and 2019, respectively, consisted of:

	As of June 30,	Three Months Ended September 30,	As of September 30,	As of June 30,	Three Months Ended September 30,	As of September 30,
	2020	2020	2020	2019	2019	2019
(Millions)
Change in revaluation of defined benefit plans	$(12)	$—	$(12)	$(13)	$—	$(13)
Loss on nonqualified pension plans	(7)	—	(7)	(7)	—	(7)
Unrealized (loss) gain during period on derivatives qualifying as cash flow hedges, net of income tax expense of $(3) for 2020 and $2 for 2019	(29)	(15)	(44)	(18)	5	(13)
Reclassification to net income of losses on cash flow hedges, net of income tax expense of $0 for 2020 and $1 for 2019(a)	(60)	9	(51)	(71)	5	(66)
(Loss) Gain on derivatives qualifying as cash flow hedges	(89)	(6)	(95)	(89)	10	(79)
Accumulated Other Comprehensive (Loss) Income	$(108)	$(6)	$(114)	$(109)	$10	$(99)

	As of December 31,	Nine Months Ended September 30,	As of September 30,	As of December 31,	Adoption of new accounting	Nine Months Ended September 30,	As of September 30,
	2019	2020	2020	2018	standard	2019	2019
(Millions)
Change in revaluation of defined benefit plans	$(12)	$—	$(12)	$(11)	$(2)	$—	$(13)
Loss on nonqualified pension plans	(7)	—	(7)	(6)	—	(1)	(7)
Unrealized loss during period on derivatives qualifying as cash flow hedges, net of income tax benefit of $(8) for both 2020 and 2019	(13)	(31)	(44)	9	—	(22)	(13)
Reclassification to net income of losses (gains) on cash flow hedges, net of income tax expense of $1 for 2020 and $2 for 2019(a)	(63)	12	(51)	(64)	(10)	8	(66)
Loss on derivatives qualifying as cash flow hedges	(76)	(19)	(95)	(55)	(10)	(14)	(79)
Accumulated Other Comprehensive Loss	$(95)	$(19)	$(114)	$(72)	$(12)	$(15)	$(99)
(a)Reclassification is reflected in the operating expenses line item in our condensed consolidated statements of income.
Note 12. Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to AVANGRID by the weighted-average number of shares of our common stock outstanding. During the three and nine months ended September 30, 2020 and 2019, while we did have securities that were dilutive, these securities did not result in a change in our earnings per share calculations.
The calculations of basic and diluted earnings per share attributable to AVANGRID, for the three and nine months ended September 30, 2020 and 2019, respectively, consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(Millions, except for number of shares and per share data)
Numerator:
Net income attributable to AVANGRID	$87	$150	$415	$477
Denominator:
Weighted average number of shares outstanding - basic	309,491,082	309,491,082	309,496,234	309,491,082
Weighted average number of shares outstanding - diluted	309,550,126	309,517,778	309,554,838	309,512,301
Earnings per share attributable to AVANGRID
Earnings Per Common Share, Basic	$0.28	$0.48	$1.34	$1.54
Earnings Per Common Share, Diluted	$0.28	$0.48	$1.34	$1.54
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
Segment information as of and for the three and nine months ended September 30, 2020, consisted of:

Three Months Ended September 30, 2020	Networks	Renewables	Other (a)	AVANGRID Consolidated
(Millions)
Revenue - external	$1,194	$275	$1	$1,470
Revenue - intersegment	3	1	(4)	—
Depreciation and amortization	151	104	—	255
Operating income (loss)	160	7	(2)	165
Earnings (losses) from equity method investments	3	(2)	—	1
Interest expense, net of capitalization	63	(1)	24	86
Income tax expense (benefit)	20	(7)	2	15
Adjusted net income	$99	$32	$(31)	$100

Nine Months Ended September 30, 2020	Networks	Renewables	Other (a)	AVANGRID Consolidated
(Millions)
Revenue - external	$3,775	$875	$1	$4,651
Revenue - intersegment	4	1	(5)	—
Depreciation and amortization	446	301	1	748
Operating income	617	24	6	647
Earnings (losses) from equity method investments	8	(11)	—	(3)
Interest expense, net of capitalization	199	(1)	53	251
Income tax expense (benefit)	75	(53)	(1)	21
Adjusted net income	379	108	(53)	434
Capital expenditures	1,312	648	—	1,960
As of September 30, 2020
Property, plant and equipment	16,640	9,782	10	26,432
Equity method investments	138	530	—	668
Total assets	$24,178	$12,694	$(1,232)	$35,640
(a) Includes Corporate and intersegment eliminations.
Segment information for the three and nine months ended September 30, 2019 and as of December 31, 2019, consisted of:

Three Months Ended September 30, 2019	Networks	Renewables	Other (a)	AVANGRID Consolidated
(Millions)
Revenue - external	$1,139	$347	$1	$1,487
Revenue - intersegment	1	—	(1)	—
Depreciation and amortization	138	98	1	237
Operating income	182	53	4	239
Earnings (losses) from equity method investments	3	(4)	—	(1)
Interest expense, net of capitalization	66	(1)	7	72
Income tax expense	28	2	3	33
Adjusted net income	$89	$46	$(12)	$123

Nine Months Ended September 30, 2019	Networks	Renewables	Other (a)	AVANGRID Consolidated
(Millions)
Revenue - external	$3,831	$896	$2	$4,729
Revenue - intersegment	6	—	(6)	—
Depreciation and amortization	407	273	1	681
Operating income	668	115	4	787
Earnings (losses) from equity method investments	8	(7)	—	1
Interest expense, net of capitalization	201	6	19	226
Income tax expense (benefit)	117	(15)	1	103
Adjusted net income	355	115	(28)	442
Capital expenditures	1,086	959	—	2,045
As of December 31, 2019
Property, plant and equipment	15,840	9,368	10	25,218
Equity method investments	139	506	—	645
Total assets	$23,250	$13,163	$(1,997)	$34,416
(a) Includes Corporate and intersegment eliminations.
Reconciliation of Adjusted Net Income to Net Income attributable to AVANGRID for the three and nine months ended September 30, 2020 and 2019, respectively, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(Millions)
Adjusted Net Income Attributable to Avangrid, Inc.	$100	$123	$434	$442
Adjustments:
Mark-to-market earnings - Renewables (1)	(7)	42	9	66
Restructuring charges (2)	(1)	(2)	(5)	(4)
Accelerated depreciation from repowering (3)	(3)	(5)	(9)	(15)
Impact of COVID-19 (4)	(8)	—	(21)	—
Income tax impact of adjustments	5	(9)	7	(12)
Net Income Attributable to Avangrid, Inc.	$87	$150	$415	$477
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
Note 14. Related Party Transactions
We engage in related party transactions that are generally billed at cost and in accordance with applicable state and federal commission regulations.

Related party transactions for the three and nine months ended September 30, 2020 and 2019, respectively, consisted of:

Three Months Ended September 30,	2020		2019
(Millions)	Sales To	Purchases From	Sales To	Purchases From
Iberdrola Renovables Energía, S.L.	$—	$(2)	$—	$(1)
Iberdrola Financiación, S.A.	$—	$(3)	$—	$(1)
Iberdrola, S.A.	$—	$(10)	$—	$(8)
Vineyard Wind	$3	$—	$4	$—
Iberdrola Solutions	$2	$—	$—	$—
Other	$—	$(1)	$—	$(1)

Nine Months Ended September 30,	2020		2019
(Millions)	Sales To	Purchases From	Sales To	Purchases From
Iberdrola Renovables Energía, S.L.	$—	$(6)	$—	$(10)
Iberdrola Financiación, S.A.	$—	$(5)	$—	$(2)
Iberdrola, S.A.	$—	$(31)	$—	$(28)
Vineyard Wind	$7	$—	$11	$—
Iberdrola Solutions	$2	$—	$—	$—
Other	$—	$(2)	$1	$(2)
In addition to the statements of income items above, we made purchases of turbines for wind farms from Siemens-Gamesa, in which Iberdrola had an 8.1% ownership interest until Iberdrola sold its interest in February 2020. After the sale, the turbine purchases are no longer considered related party transactions. The amounts capitalized for transactions while Siemens-Gamesa was considered a related party were $11 million and $18 million for the periods ended September 30, 2020 and December 31, 2019, respectively.
Related party balances as of September 30, 2020 and December 31, 2019, respectively, consisted of:

As of	September 30, 2020		December 31, 2019
(Millions)	Owed By	Owed To	Owed By	Owed To
Iberdrola, S.A.	$1	$(32)	$1	$(42)
Iberdrola Renovables Energía, S.L.	$—	$(6)	$—	$—
Iberdrola Financiación, S.A.	$—	$(4)	$—	$—
Vineyard Wind	$3	$—	$5	$—
Iberdrola Solutions	$2	$(4)	$—	$—
Siemens-Gamesa (a)	$—	$—	$—	$(18)
Other	$1	$(1)	$4	$(4)
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
See Note 19 - Equity Method Investments for more information on Vineyard Wind, LLC (Vineyard Wind).
We have a bi-lateral demand note agreement with Iberdrola Solutions, LLC, which had a notes payable balance of $4 million and $0, respectively, as of September 30, 2020 and December 31, 2019.
There have been no guarantees provided or received for any related party receivables or payables. These balances are unsecured and are typically settled in cash. Interest is not charged on regular business transactions but is charged on outstanding loan balances. There have been no impairments or provisions made against any affiliated balances.

AVANGRID manages its overall liquidity position as part of the Iberdrola Group and is a party to a liquidity agreement with a financial institution, along with certain members of the Iberdrola Group. Cash surpluses remaining after meeting the liquidity requirements of AVANGRID and its subsidiaries may be deposited at the financial institution. Deposits, or credit balances, serve as collateral against the debit balances of other parties to the liquidity agreement. The balance at September 30, 2020 and December 31, 2019, was zero and $150 million, respectively.
AVANGRID has a credit facility with Iberdrola Financiacion, S.A.U., a company of the Iberdrola Group. The facility has a limit of $500 million and matures on June 18, 2023. AVANGRID pays a facility fee of 10.5 basis points annually on the facility. As of September 30, 2020 and December 31, 2019, there was no outstanding amount under this credit facility.
Iberdrola made additional financial commitments to AVANGRID related to an announced merger, both of which are discussed in Note 21 - Subsequent Event.
Note 15. Other Financial Statement Items
Accounts receivable and unbilled revenue, net
Accounts receivable and unbilled revenues, net as of September 30, 2020 and December 31, 2019 consisted of:

As of	September 30, 2020	December 31, 2019
(Millions)
Trade receivables and unbilled revenues	$1,115	$1,151
Allowance for credit losses	(94)	(69)
Accounts receivable and unbilled revenues, net	$1,021	$1,082
The change in the allowance for credit losses for the three and nine months ended September 30, 2020 and 2019 consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2020	2019	2020	2019
As of Beginning of Period,	$85	$73	$69	$62
Current period provision	19	24	60	71
Write-off as uncollectible	(10)	(24)	(35)	(60)
As of September 30,	$94	$73	$94	$73
The Deferred Payment Arrangements (DPA) receivable balance was $77 million and $65 million at September 30, 2020 and December 31, 2019, respectively. The allowance for credit losses for DPAs at September 30, 2020 and December 31, 2019 was $37 million and $33 million respectively. Furthermore, the change in the allowance for credit losses associated with the DPAs for the three and nine months ended September 30, 2020, was $3 million and $4 million, respectively, and for the three and nine months ended September 30, 2019, $1 million and $3 million, respectively.
Prepayments and other current assets
Included in prepayments and other current assets are $179 million and $123 million of prepaid other taxes as of September 30, 2020 and December 31, 2019, respectively.
Property, plant and equipment and intangible assets
The accumulated depreciation and amortization as of September 30, 2020 and December 31, 2019, respectively, were as follows:

	September 30,	December 31,
As of	2020	2019
(Millions)
Property, plant and equipment
Accumulated depreciation	$9,713	$9,059
Intangible assets
Accumulated amortization	$315	$305
Debt
As of September 30, 2020 and December 31, 2019, "Notes Payable" consisted of $999 million and $562 million, respectively, of commercial paper outstanding, presented net of discounts on our condensed consolidated balance sheets.

On April 9, 2020, AGR issued $750 million aggregate principal amount of unsecured notes maturing in 2025 at a fixed interest rate of 3.20%.
On May 1, 2020, NYSEG remarketed $200 million aggregate Pollution Control bonds with maturity dates ranging from 2026 to 2029 at fixed interest rates of 1.40% to 1.61%. The remarketing was a non-cash transaction to reset the interest rates.
On June 29, 2020, we entered into a revolving credit agreement with several lenders (the 2020 Credit Facility), that provides maximum borrowings up to $500 million. We will pay an annual facility fee, which ranges from 15 to 30 basis points, dependent on AVANGRID’s credit rating. As of September 30, 2020, the facility fee is 20 basis points. The 2020 Credit Facility matures on June 28, 2021. We have the right to extend, and the banks are obligated to extend, the commitments and loans outstanding under the facility for one year at a cost of 75 basis points. We may also request an extension of the facility for one year, which the banks may grant at their discretion for a fee that will be determined at the time of the request. As of September 30, 2020, there were no borrowings outstanding under this credit facility.
On September 1, 2020, BGC issued $25 million aggregate principal amount of unsecured notes maturing in 2050 at a fixed interest rate of 3.68%.
On September 25, 2020, NYSEG issued $200 million aggregate principal amount of unsecured notes maturing in 2030 at a fixed interest rate of 1.95%.
Disposition
On July 24, 2020, Renewables reached an agreement to transfer 85% ownership in one South Dakota wind farm for a purchase price of $236 million, subject to closing adjustments as applicable. The transaction, which is subject to the satisfaction of customary closing conditions, including FERC approval, is expected to be completed during the fourth quarter of 2020. As of September 30, 2020, the carrying value of the wind farm primarily consisted of $196 million of assets held for sale included in "property, plant and equipment" on our condensed consolidated balance sheet.
Note 16. Income Tax Expense
The effective tax rates, inclusive of federal and state income tax, for the three and nine months ended September 30, 2020, were 15.6% and 5.1%, respectively. The effective tax rates for the three and nine months ended September 30, 2020 are below the federal statutory tax rate of 21%, primarily due to the recognition of production tax credits associated with wind production and the effect of the excess deferred tax amortization resulting from the Tax Act.
The effective tax rates, inclusive of federal and state income tax, for the three and nine months ended September 30, 2019, were 19.2% and 18.3%, respectively. The effective tax rate for the three months ended September 30, 2019 is below than the federal statutory tax rate of 21%, primarily due to the recognition of production tax credits associated with wind production, offset by unfavorable discrete tax adjustments. The effective tax rate for the nine months ended September 30, 2019 is below the federal statutory tax rate of 21%, primarily due to the recognition of production tax credits associated with wind production and favorable discrete tax adjustments.
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
In August 2020, 5,000 RSUs were granted to an officer of AVANGRID. The RSUs vest in three equal installments in 2021, 2022 and 2023, provided that the grantee remains continuously employed with AVANGRID through the applicable vesting dates. The fair value on the grant date was determined based on a price of $48.99 per share.
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

On March 18, 2020, 167,060 Phantom Shares were granted to certain AVANGRID executives and employees. These awards will vest in three equal installments in 2020, 2021 and 2022 and will be settled in a cash amount equal to the number of Phantom Shares multiplied by the closing share price of AVANGRID’s common stock on the respective vesting dates, subject to continued employment. The liability of these awards is measured based on the closing share price of AVANGRID’s common stock at each reporting date until the date of settlement. In June 2020, $2 million was paid to settle the first installment under this plan. As of September 30, 2020, the total liability is $2 million, which is included in other current and non-current liabilities.
Total stock-based compensation expense, which is included in "Operations and maintenance" in our condensed consolidated statements of income, for the three and nine months ended September 30, 2020 was $1 million and $12 million, respectively, and for the three and nine months ended September 30, 2019 was $0 and $2 million, respectively.
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
The assets and liabilities of the VIEs totaled approximately $1,720 million and $104 million, respectively, at September 30, 2020. As of December 31, 2019, the assets and liabilities of VIEs totaled approximately $806 million and $29 million, respectively. At September 30, 2020 and December 31, 2019, the assets and liabilities of the VIEs consisted primarily of property, plant and equipment.
At September 30, 2020, El Cabo Wind, LLC (El Cabo), Patriot Wind Farm LLC (Patriot) and Aeolus VII are our consolidated VIEs.
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
In 2019, DEEP selected Vineyard Wind to provide 804 MW of offshore wind through the development of its Park City Wind Project. Pursuant to a joint bidding agreement between Renewables and CIP, CIP held a right to sell all or a portion of its 50% ownership interest to Renewables, subject to certain conditions, however this right expired on September 30, 2020. In October 2020, Vineyard Wind submitted an offshore wind solicitation to NYSERDA to provide 1,200 to 1,300 MW of offshore wind through the development of its Liberty Wind Project. In October 2020, Renewables and CIP entered into an agreement pursuant to which, subject to the satisfaction of certain conditions, CIP may exercise an option to effectuate a series of transactions that include the sale of its ownership interest in the Liberty Wind and Park City Wind Projects to Renewables and the purchase of Renewables’ residual ownership interest in certain lease areas that have not been awarded an offtake agreement as of the date of the exercise of such option by CIP.
Under the provisions of the LLC agreement, Renewables has contributed $157 million to Vineyard Wind. Contributions of $110 million have also been made to enter into a second offshore easement contract and for development costs for the area, which includes the site of the proposed Liberty Wind Project. We expect to provide additional capital contributions.
Vineyard Wind cannot finance its activities without additional support from its owners or third parties so Vineyard Wind is considered a VIE. We are not the primary beneficiary since we do not have a controlling interest in Vineyard Wind, and therefore we do not consolidate Vineyard Wind. Renewables' investment in Vineyard Wind was $261 million and $227 million as of September 30, 2020 and December 31, 2019, respectively.
Networks holds an approximate 20% ownership interest in New York TransCo, LLC (New York TransCo). Through New York TransCo, Networks has formed a partnership with affiliates of Central Hudson Gas and Electric Corporation, Consolidated Edison, Inc., National Grid, plc and Orange and Rockland Utilities, Inc. to develop a portfolio of interconnected transmission lines and substations to fulfill the objectives of the New York energy highway initiative. In 2019, New York Transco was selected as the developer for Segment B of the AC Transmission Public Policy Project by the NYISO. The total project cost is $600 million, plus interconnection costs. Networks’ contribution as 20% co-owner is $120 million. As of both September 30, 2020 and December 31, 2019, there was no amount receivable from New York TransCo.
Note 20. Restructuring and Severance Related Expenses
In 2019, we announced changes across the Company aimed to mitigate costs and deliver sustainable growth, including among others, outsourcing and insourcing of certain areas of the Company and technology initiatives that help improve efficiency and reduce costs. Those decisions and transactions resulted in restructuring charges of $0 and $2 million recorded for the three and nine months ended September 30, 2020, respectively, and $1 million and $3 million for the three and nine months ended September 30, 2019, respectively, which are included in "Operations and maintenance" in our condensed consolidated statements of income. "Depreciation and amortization" in our condensed consolidated statements of income includes $1 million and $3 million for the three and nine months ended September 30, 2020, respectively, and $1 for both the three and nine months ended September 30, 2019 for restructuring activities.
As of September 30, 2020, our severance and lease restructuring charges reserves, which are recorded in "Other current liabilities" and "Other liabilities" on our condensed consolidated balance sheets, consisted of:

Nine Months Ended September 30, 2020
(Millions)
Beginning Balance	$5
Restructuring and severance related expenses	2
Payments	(3)
Ending Balance	$4

Note 21. Subsequent Event
On October 20, 2020, AVANGRID, PNM Resources, Inc., a New Mexico corporation (PNMR) and NM Green Holdings, Inc., a New Mexico corporation and wholly-owned subsidiary of AVANGRID (Merger Sub), entered into an Agreement and Plan of Merger (Merger Agreement), pursuant to which Merger Sub will merge with and into PNMR, with PNMR surviving the Merger as a direct wholly-owned subsidiary of AVANGRID (Merger). Pursuant to the Merger Agreement, each issued and outstanding share of the common stock of PNMR (PNMR common stock) (other than (i) the issued shares of PNMR common stock that are owned by AVANGRID, Merger Sub, PNMR or any wholly-owned subsidiary of AVANGRID or PNMR, which will be automatically cancelled at the time the Merger is consummated and (ii) shares of PNMR common stock held by a holder who has not voted in favor of, or consented in writing to, the Merger who is entitled to, and who has demanded, payment for fair value of such shares) will be converted, at the time the Merger is consummated, into the right to receive $50.30 in cash (Merger Consideration).
Consummation of the Merger (Closing) is subject to the satisfaction or waiver of certain customary closing conditions, including, without limitation, the approval of the Merger Agreement by the holders of at least a majority of the outstanding shares of PNMR common stock entitled to vote thereon, the absence of any material adverse effect on PNMR, the receipt of certain required regulatory approvals (including approvals from the Public Utility Commission of Texas (PUCT), the New Mexico Public Regulation Commission (NMPRC), the FERC, the Federal Communications Commission (FCC), the Committee on Foreign Investment in the United States (CFIUS), the Nuclear Regulatory Commission (NRC) and approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976), the Four Corners Divestiture Agreements (as defined below) being in full force and effect and all applicable regulatory filings associated therewith being made, as well as holders of no more than 15% of the outstanding shares of PNMR common stock validly exercising their dissenters’ rights. The Merger is currently expected to close in the fourth quarter of 2021.
The Merger Agreement also contains representations, warranties and covenants of PNMR, AVANGRID and Merger Sub, which are customary for transactions of this type. In addition, among other things, the Merger Agreement contains a covenant requiring PNMR to, prior to the Closing, enter into agreements (Four Corners Divestiture Agreements) providing for, and to make filings required to, exit from all ownership interests in the Four Corners Power Plant, all with the objective of having the closing date for such exit be no later than December 31, 2024.
In connection with the Merger, Iberdrola, S.A. has provided AVANGRID a commitment letter (Iberdrola Funding Commitment Letter), pursuant to which Iberdrola has unilaterally agreed to provide to AVANGRID, or arrange the provision to AVANGRID of, funds to the extent necessary for AVANGRID to consummate the Merger, including the payment of the aggregate Merger Consideration. To the extent AVANGRID wishes to effect a funding transaction under the Iberdrola Funding Commitment Letter in order to pay the Merger Consideration, the specific terms of any such transaction will be negotiated between Iberdrola and AVANGRID on an arm’s length basis and must be approved by both (i) a majority of the members of the unaffiliated committee of the board of directors of AVANGRID, and (ii) a majority of the board of directors of AVANGRID. Under the terms of such commitment letter, Iberdrola S.A. has agreed to negotiate with AVANGRID the specific terms of any transaction effecting such funding commitment promptly and in good faith, with the objective that such terms shall be commercially reasonable and approved by AVANGRID. AVANGRID’s and Merger Sub’s obligations under the Merger Agreement are not conditioned upon AVANGRID obtaining financing.
The Merger Agreement provides for certain customary termination rights including the right of either party to terminate the Merger Agreement if the Merger is not completed on or before January 20, 2022 (subject to a three-month extension by either party if all of the conditions to the closing, other than the conditions related to obtaining regulatory approvals, have been satisfied or waived). The Merger Agreement further provides that, upon termination of the Merger Agreement under certain specified circumstances (including if AVANGRID terminates the Merger Agreement due to a change in recommendation of the board of directors of PNMR or if PNMR terminates the Merger Agreement to accept a superior proposal (as defined in the Merger Agreement)), PNMR will be required to pay AVANGRID a termination fee of $130 million. In addition, the Merger Agreement provides that (i) if the Merger Agreement is terminated by either party due to a failure of a regulatory closing condition and such failure is the result of AVANGRID’s breach of its regulatory covenants, or (ii) AVANGRID fails to effect the Closing when all closing conditions have been satisfied and it is otherwise obligated to do so under the Merger Agreement, then, in either such case, upon termination of the Merger Agreement, AVANGRID will be required to pay PNMR a termination fee of $184 million as the sole and exclusive remedy. Upon the termination of the Merger Agreement under certain specified circumstances involving a breach of the Merger Agreement, either PNMR or AVANGRID will be required to reimburse the other party’s reasonable and documented out-of-pocket fees and expenses up to $10 million (which amount will be credited toward, and offset against, the payment of any applicable termination fee).

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
Overview
AVANGRID is a leading sustainable energy company with approximately $36 billion in assets and operations in 24 states. AVANGRID has two primary lines of business - Avangrid Networks and Avangrid Renewables. Avangrid Networks owns eight electric and natural gas utilities, serving approximately 3.3 million customers in New York and New England. Avangrid Renewables owns and operates 8.3 gigawatts of electricity capacity, primarily through wind power, with a presence in 22 states across the United States. AVANGRID supports the achievement of the Sustainable Development Goals approved by the member states of the United Nations, and was named among the World’s Most Ethical companies in 2019 and 2020 by the Ethisphere Institute and listed by Forbes and Just Capital as one of the 2021 Just 100, an annual ranking of the most just U.S. public companies. AVANGRID employs approximately 6,600 people. Iberdrola S.A., a corporation (sociedad anónima) organized under the laws of the Kingdom of Spain, a worldwide leader in the energy industry, directly owns 81.5% of outstanding shares of AVANGRID common stock. AVANGRID's primary business is ownership of its operating businesses, which are described below.
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
Through Networks, we own electric generation, transmission and distribution companies and natural gas distribution, transportation and sales companies in New York, Maine, Connecticut and Massachusetts, delivering electricity to approximately 2.3 million electric utility customers and delivering natural gas to approximately 1.0 million natural gas public utility customers as of September 30, 2020.
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
Through Renewables, we had a combined wind, solar and thermal installed capacity of 8,280 megawatts, or MW, as of September 30, 2020, including Renewables’ share of joint projects, of which 7,516 MW was installed wind capacity. As of September 30, 2020, approximately 67% of the capacity was contracted for an average period of 9.2 years, and 13% of installed capacity was hedged. Being among the top three largest wind operators in the United States based on installed capacity as of September 30, 2020, Renewables strives to lead the transformation of the U.S. energy industry to a sustainable, competitive, clean energy future. Renewables currently operates 65 wind farms and four solar facilities in 21 states across the United States.

Proposed Merger with PNMR
On October 20, 2020, AVANGRID, PNM Resources, Inc., a New Mexico corporation, or PNMR, and NM Green Holdings, Inc., a New Mexico corporation and wholly-owned subsidiary of AVANGRID, or Merger Sub, entered into an Agreement and Plan of Merger, or Merger Agreement, pursuant to which Merger Sub will merge with and into PNMR, with PNMR surviving the Merger as a direct wholly-owned subsidiary of AVANGRID, or Merger. Pursuant to the Merger Agreement, each issued and outstanding share of the common stock of PNMR (other than (i) the issued shares of PNMR common stock that are owned by AVANGRID, Merger Sub, PNMR or any wholly-owned subsidiary of AVANGRID or PNMR, which will be automatically cancelled at the time the Merger is consummated and (ii) shares of PNMR common stock held by a holder who has not voted in favor of, or consented in writing to, the Merger who is entitled to, and who has demanded, payment for fair value of such shares) will be converted, at the time the merger is consummated, into the right to receive $50.30 in cash, or Merger Consideration, or approximately $4.3 billion in aggregate consideration. In connection with the Merger, Iberdrola, S.A. has provided the Iberdrola Funding Commitment Letter, pursuant to which Iberdrola has unilaterally agreed to provide to AVANGRID, or arrange the provision to Avangrid of, funds to the extent necessary for AVANGRID to consummate the Merger, including the payment of the aggregate Merger Consideration. The Merger is expected to be consummated in the fourth quarter of 2021 and is subject to certain conditions including regulatory and PNMR shareholder approval and entry into agreements providing for, and to making filings required to, exit from all ownership interests in the Four Corners Power Plant and certain other customary closing conditions. For additional information, see Note 21 – Subsequent Event.
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
This is a rapidly evolving situation that could lead to extended disruption of economic activity in our markets, which could adversely affect our business. We have not yet experienced a materially adverse impact to our business, results of operations or financial condition, however, given the uncertain scope and duration of the COVID-19 outbreak and its potential effects on our business, we currently cannot predict if there will be materially adverse impacts to our business, results of operations or financial condition in the future.
For more information, see the risk factor under the heading “The outbreak of COVID-19 and its impact on business and economic conditions could negatively affect our business, results of operations or financial condition.” in Item 1A. Risk Factors in this Form 10-Q.
Summary of Results of Operations
Our operating revenues decreased by 1%, from $1,487 million for the three months ended September 30, 2019 to $1,470 million for the three months ended September 30, 2020.
Networks business revenues increased mainly due to increased customer rates and increased flow-through amortizations in the period. Renewables had a decrease in revenues mainly due to unfavorable mark to market, or MtM, changes on energy derivative transactions entered into for economic hedging purposes along with a decrease in wind generation output in the period.
Net income attributable to AVANGRID decreased by 42% from $150 million for the three months ended September 30, 2019 to $87 million for the three months ended September 30, 2020, primarily due to decreased revenue from Renewables and Other in the period.
Adjusted net income (a non-GAAP financial measure) decreased by 18% from $123 million for the three months ended September 30, 2019 to $100 million for the three months ended September 30, 2020. The decrease is primarily due to a $14 million decrease in Renewables driven by decrease in existing production, unfavorable results from decreased pricing and higher depreciation, a $15 million decrease in Corporate mainly driven by higher interest expenses, offset by a $10 million increase in Networks driven primarily by customer rate increases in the period and favorable tax benefits, which were offset by unfavorable outage restoration costs..
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
In Connecticut and Maine, regulatory orders for COVID-19 disconnection moratoriums cease on November 1, 2020, however, disconnections will not resume until the winter disconnection period has ended.
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
On June 22, 2020, NYSEG and RG&E filed a joint proposal with the NYPSC for a new three-year rate plan. The effective date of new tariffs was November 1, 2020 with a make-whole provision back to April 17, 2020. We were granted a one month extension making the new effective date December 1, 2020, pending NYPSC approval of the joint proposal. The proposed rates facilitate the companies’ transition to a cleaner energy future while allowing for important initiatives such as COVID-19 relief for customers and additional funding for vegetation management, hardening/resiliency and emergency preparedness. The joint proposal bases delivery revenues on an 8.80% ROE and 48% equity ratio; however, for the proposed earnings sharing mechanism, the equity ratio is the lower of the actual equity ratio or 50%. The below table provides a summary of the proposed delivery rate increases and delivery rate percentages, including rate levelization and excluding energy efficiency, which is a pass through, for all four businesses:

	Year 1		Year 2		Year 3
	Rate Increase	Delivery Rate %	Rate Increase	Delivery Rate %	Rate Increase	Delivery Rate %
Utility	(Millions)	Increase	(Millions)	Increase	(Millions)	Increase
NYSEG Electric	$34.7	4.6%	$71.51	9.1%	$79.4	9.1%
NYSEG Gas	$—	—%	$1.58	0.8%	$3.3	1.6%
RG&E Electric	$10.7	2.4%	$22.92	5.2%	$25.4	5.2%
RG&E Gas	$—	—%	$—	—%	$2.4	1.3%
The rate plans continue the RAM designed to return or collect certain defined reconciled revenues and costs, have new depreciation rates and continue the existing revenue decoupling mechanisms, or RDMs, for each business. Statements in support or opposition and reply statements were filed in July 2020, and a final decision by the NYPSC is expected during the fourth quarter of 2020. We cannot predict the outcome of this proceeding.
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
Also on April 18, 2019, the NYPSC issued an Order Instituting Proceeding and to Show Cause directed to all major electric utilities in New York, including NYSEG and RG&E. The order directs the utilities, including NYSEG and RG&E, to show cause why the NYPSC should not pursue civil penalties, and/or administrative penalties for the apparent failure to follow their respective ERPs as approved and mandated by the NYPSC. The NYPSC also directs the utilities, within 30 days, to address whether the NYPSC should mandate, reject or modify in whole or in part, the 94 recommendations contained in the 2018 Staff Report. On May 20, 2019, NYSEG and RG&E responded to the portion of the Order to Show Cause with respect to the recommendations contained in the 2018 Staff Report. The Commission granted the companies a series of extensions to respond to the portion of the Order to Show Cause with respect to why the Commission should not pursue a penalty action. A petition requesting Commission approval of a joint settlement agreement was filed with the Commission on December 17, 2019. On February 6, 2020, the Commission approved the joint settlement agreement, which allows the companies to avoid litigation and provides for payment by the companies of a $10.5 million penalty ($9.0 million by NYSEG and $1.5 million by RG&E). The proposed joint settlement provides for payment of these penalties as rate modifiers by the establishment of regulatory liabilities that will be amortized over the three-year term of the proposed rate plans for NYSEG Electric and RG&E Electric, respectively. The company cannot predict the outcome of the rate cases and the provisions for payment of these penalties.
CMP Rate Case
In an order issued on February 19, 2020, the MPUC authorized an increase in CMP's distribution revenue requirement of $17 million, or approximately 7%, based on an allowed ROE of 9.25% and a 50% equity ratio. The rate increase was effective March 1, 2020. The MPUC also imposed a 1.00% ROE reduction (to 8.25%) for management efficiency associated with CMP’s customer service performance following the implementation of its new billing system in 2017. The management efficiency adjustment will remain in effect until CMP has demonstrated satisfactory customer service performance on four specified service quality measures for a period of 18 consecutive months, which commenced on March 1, 2020. CMP has satisfied all four of these quality measures since the measurement period commenced.
The order provided additional funding for staffing increases, vegetation management programs and storm restoration costs, while retaining the basic tiered structure for storm cost recovery implemented in the 2014 stipulation. The MPUC order also retained the RDM implemented in 2014. The order denied CMP’s request to increase rates for higher costs associated with services provided by its affiliates and ordered the initiation of a management audit to evaluate whether CMP's current management structure, and the management and other services from its affiliates, are appropriate and in the interest of Maine ratepayers. The management audit was commenced in July 2020 by the MPUC’s consultants and is expected to conclude in December 2020.
CMP Metering and Billing Investigation
On February 19, 2020, the MPUC issued an order in CMP’s distribution rate case proceeding discussed above and on February 24, 2020 issued an order in the metering and billing investigation. Each order reflected the MPUC’s conclusion that CMP’s Metering and Billing system is accurately reporting data, there is no systemic root cause for high usage complaints and errors related to CMP’s metering and billing system are localized and random, not systemic. However, the MPUC orders imposed a reduction of 100 basis points in ROE, as a management efficiency adjustment, to address the MPUC Commissioners’ concerns with CMP’s customer service implementation and performance following the launch of its new billing system in 2017. The management efficiency adjustment will remain in effect until CMP has demonstrated satisfactory customer service performance on four specified service quality measures for a period of 18 consecutive months with measurement commencing on March 1, 2020. On April 27, 2020, the MPUC issued an order requiring that CMP pay for the costs of the metering, billing and customer service practices audit, which were less than $1 million. CMP has satisfied all four of these quality measures since the measurement period commenced.

CMP Disconnection Notices Investigation
On January 22, 2020, the MPUC initiated an investigation into certain customer notices of CMP that reference service disconnection. The purpose of this investigation is (1) to determine whether CMP provided customers notices that violated Commission rules or that contained incorrect or misleading information and, (2) if it did, to order CMP to show cause why it should not be subject to administrative penalties for those violations. CMP has responded to data requests and party testimony was filed on March 2, 2020. Hearings were suspended to allow for settlement discussions that began in March 2020. On April 27, 2020, CMP filed a proposed stipulation to resolve all issues in this proceeding and requested that the Hearing Examiner convene a settlement conference to discuss the proposed Stipulation. A settlement conference was held on April 30, 2020 and May 5, 2020. A revised Stipulation was filed with the MPUC on May 8, 2020, and was deliberated and rejected by the MPUC on June 2, 2020, due to the Office of the Public Advocate’s lack of authority to perform the tasks required by the revised Stipulation. A written order rejecting the Stipulation was issued on June 8, 2020. Following submission of an offer of proof by the customer-intervenors, comments by CMP and the Office of the Public Advocate and recommendations by the MPUC staff, the MPUC issued an Order on August 5, 2020, accepting CMP’s consent to a finding that CMP violated a MPUC rule and payment of an administrative penalty less than $1 million.
CMP Revenue Decoupling Mechanism (RDM) Investigation
On June 9, 2020, the MPUC issued a Notice of Investigation to open an investigation into the effects of the COVID-19 pandemic on customers’ electricity-usage patterns and whether CMP’s RDM should be suspended for the annual distribution rate change that is expected to occur on July 1, 2021, for electricity delivered in calendar year 2020. On June 24, 2020, the MPUC issued a procedural order setting forth initial steps in this proceeding. On July 21, 2020, CMP filed testimony presenting electricity-usage data for its two RDM classes (residential and commercial/industrial) through June 2020, along with testimony explaining the data and the reasons why the current RDM should remain in place without alteration. On August 11, 2020, a technical conference was held and CMP filed electricity-usage data on August 20, 2020. We cannot predict the outcome of this matter.
CMP Annual Compliance Filing
On March 31, 2020, CMP submitted its annual compliance filing in accordance with the Commission’s February 19, 2020 decision in Public Utilities Commission, Investigation into Rates and Revenue Requirements of Central Maine Power Company. In its filing, CMP proposed an overall increase in its distribution delivery revenues of $14.5 million, or 5.56% over current rates, effective July 1, 2020. This increase is due primarily to storm costs, RDM, which are by offset excess deferred income taxes. As a result of the COVID-19 pandemic, CMP’s filing proposed cost recovery provisions designed to minimize the rate impacts on customers including, without limitation, an extended period for recovery of storm costs incurred in 2019. On June 18, 2020, the MPUC approved a partial stipulation, which adopted CMP’s proposal to recover 2019 major storm costs over a three-year period commencing on July 1, 2020, but denied CMP’s proposed recovery of costs related to its legacy billing system, which are less than $1 million. On June 18, 2020, CMP made a compliance filing with revised tariffs, which was approved by the MPUC on June 23, 2020, and the new rates took effect on July 1, 2020.
CMP Standard Offer Uncollectible Adder Investigation
On August 19, 2020, the MPUC issued a Notice of Investigation to open an investigation into the whether the uncollectible adder to CMP’s standard offer retainage account for the residential and small non-residential standard offer customer class should be increased for standard offer electricity-supply rates that will go into effect January 1, 2022. The investigation will also include a review of CMP’s credit and collection practices. A technical conference was held on October 8, 2020. We cannot predict the outcome of this matter.
Power Tax Audits
Previously, CMP, NYSEG and RG&E implemented Power Tax software to track and measure their respective deferred tax amounts. In connection with this change, we identified historical updates needed with deferred taxes recognized by CMP, NYSEG and RG&E and increased our deferred tax liabilities, with a corresponding increase to regulatory assets, to reflect the updated amounts calculated by the Power Tax software. Since 2015, the NYPSC and MPUC accepted certain adjustments to deferred taxes and associated regulatory assets for this item in recent distribution rate cases, resulting in regulatory asset balances of approximately $149 million and $153 million, respectively, for this item at September 30, 2020 and December 31, 2019.
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
New England Clean Energy Connect
The New England Clean Energy Connect, or NECEC, transmission project includes a 145-mile transmission line linking the electrical grids in Québec, Canada and New England. The project, which has an estimated cost of approximately $950 million, would add 1,200 MW of transmission capacity to supply New England with power from reliable hydroelectric generation. On March 13, 2020, the Federal Energy Regulatory Commission, or FERC, approved the transfer of jurisdictional facilities from CMP to NECEC Transmission LLC and the regulatory approval from the MPUC to effectuate the transfer was granted on October 20, 2020. On May 11, 2020, the Maine Department of Environmental Protection issued its final approval of the project. That approval has been appealed by certain intervenors. The appeals are currently before the Board of Environmental Protection. On July 9, 2020, ISO-NE issued its final approval. On October 27, 2020, three environmental groups filed a lawsuit against the Army Corps of Engineers in the U.S. District Court of Maine alleging that the Army Corp’s decision to prepare an environmental assessment of the NECEC transmission project instead of an environmental impact statement violates federal laws and asking the court set aside the Army Corps’ environmental assessment and prepare an environmental impact statement before issuing the permit. We cannot predict the outcome of this proceeding and its impact on the timing of the Army Corps of Engineers permit, which is expected to be issued in the fourth quarter of 2020.
In 2019, certain opponents of the NECEC began an effort to have a referendum ballot question to enact legislation (i.e., a Maine Citizens Initiative) entitled “Resolve, To Reject the New England Clean Energy Transmission Project,” which, if passed by Maine voters, would have required the MPUC to amend its May 3, 2019 "Order Granting Certificate of Public Convenience and Necessity and Approving Stipulation” and deny the certificate of public convenience and necessity for the NECEC transmission project, or the NECEC Referendum. On August 13, 2020, the Maine Supreme Judicial Court vacated the Superior Court decision, held that the NECEC Referendum is unconstitutional, and remanded the case to the Superior Court to enter a declaratory judgment. On August 21, 2020, the Superior Court issued a declaratory judgment that the NECEC Referendum fails to meet the constitutional requirements for inclusion on the ballot.
On September 16, 2020, a group of Maine voters submitted an application for a citizen referendum to enact legislation that, if enacted into law and found to be constitutional, would, among other things, require a two-thirds affirmative vote of each of the Maine state house of representatives and Maine state senate to approve high-impact transmission line construction and the lease by the Bureau of Parks and Lands of public reserved lands for transmission lines and similar linear projects. Proponents of the citizen initiative will need to gather the constitutionally required number of signatures before the initiative can be considered for placement on the ballot. We cannot predict the outcome of this citizen initiative.
We will start construction following the issuance of the Army Corps of Engineers permit and the transfer of the project from CMP to NECEC Transmission LLC, which is expected in the fourth quarter of 2020.
Maine Government-Run Power Referendum
On September 18, 2020, a request was submitted to the Maine Secretary of State to initiate the process of placing a government-run power referendum on the November 2021 ballot. We cannot predict the outcome of this request or any potential referendum.
PURA Investigation of the Preparation for and Response to the Tropical Storm Isaias and Connecticut Storm Reimbursement Legislation
On August 6, 2020, the PURA opened a docket to investigate the preparation for and response to Tropical Storm Isaias by the electric distribution companies in Connecticut including UI. We cannot predict the outcome of this investigation. Public statement hearings were held on October 21 – 23, 2020.
On October 7, 2020, the Governor of Connecticut signed into law an energy bill that, among other things, instructs PURA to revise the rate-making structure in Connecticut to adopt performance-based rates for each electric distribution company, increases the maximum civil penalties assessable for failures in emergency preparedness, and provides certain penalties and reimbursements to customers after storm outages greater than 96 hours and extends rate case timelines.

NYDPS Investigation of the Preparation for and Response to the Tropical Storm Isaias
In August 2020, following Tropical Storm Isaias, the NYDPS commenced a comprehensive investigation of the preparation and response this event by New York's major electric utility companies. In addition, on August 20, 2020, the New York State Senate and Assembly held a joint hearing to examine the response of various utility companies during the aftermath of Tropical Storm Isaias. We cannot predict the outcome of this investigation or any potential legislative action.
Results of Operations
The following tables set forth financial information by segment for each of the periods indicated:

	Three Months Ended				Three Months Ended
	September 30, 2020				September 30, 2019
	Total	Networks	Renewables	Other(1)	Total	Networks	Renewables	Other(1)
	(in millions)
Operating Revenues	$1,470	$1,197	$276	$(3)	$1,487	$1,140	$347	$—
Operating Expenses
Purchased power, natural gas and fuel used	259	218	41	—	279	209	70	—
Operations and maintenance	634	527	107	—	588	482	111	(5)
Depreciation and amortization	255	151	104	—	237	138	98	1
Taxes other than income taxes	157	141	17	(1)	144	129	15	—
Total Operating Expenses	1,305	1,037	269	(1)	1,248	958	294	(4)
Operating Income	165	160	7	(2)	239	182	53	4
Other Income (Expense)
Other income (expense)	16	14	5	(3)	6	(3)	15	(6)
Earnings (losses) from equity method investments	1	3	(2)	—	(1)	3	(4)	—
Interest expense, net of capitalization	(86)	(63)	1	(24)	(72)	(66)	1	(7)
Income (Loss) Before Income Tax	96	114	11	(29)	172	116	65	(9)
Income tax (benefit) expense	15	20	(7)	2	33	28	2	3
Net Income (Loss)	81	94	18	(31)	139	88	63	(12)
Net loss (income) attributable to noncontrolling interests	6	(1)	7	—	11	—	11	—
Net Income (Loss) Attributable to Avangrid, Inc.	$87	$93	$25	$(31)	$150	$88	$74	$(12)

	Nine Months Ended				Nine Months Ended
	September 30, 2020				September 30, 2019
	Total	Networks	Renewables	Other(1)	Total	Networks	Renewables	Other(1)
	(in millions)
Operating Revenues	$4,651	$3,779	$876	$(4)	$4,729	$3,837	$896	$(4)
Operating Expenses
Purchased power, natural gas and fuel used	999	819	180	—	1,101	932	169	—
Operations and maintenance	1,788	1,479	318	(9)	1,714	1,428	295	(9)
Depreciation and amortization	748	446	301	1	681	407	273	1
Taxes other than income taxes	469	418	53	(2)	446	402	44	—
Total Operating Expenses	4,004	3,162	852	(10)	3,942	3,169	781	(8)
Operating Income	647	617	24	6	787	668	115	4
Other Income (Expense)
Other (expense) income	15	14	10	(9)	1	(3)	17	(13)
(Losses) earnings from equity method investments	(3)	8	(11)	—	1	8	(7)	—
Interest expense, net of capitalization	(251)	(199)	1	(53)	(226)	(201)	(6)	(19)
Income (Loss) Before Income Tax	408	440	24	(56)	563	472	119	(28)
Income tax expense (benefit)	21	75	(53)	(1)	103	117	(15)	1
Net Income (Loss)	387	365	77	(55)	460	355	134	(29)
Net loss (income) attributable to noncontrolling interests	28	(2)	30	—	17	(1)	18	—
Net Income (Loss) Attributable to Avangrid, Inc.	$415	$363	$107	$(55)	$477	$354	$152	$(29)
(1)"Other" represents Corporate and intersegment eliminations.
Comparison of Period to Period Results of Operations
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Operating Revenues
Our operating revenues decreased by $17 million, or 1%, from $1,487 million for the three months ended September 30, 2019 to $1,470 million for the three months ended September 30, 2020, as detailed by segment below:
Networks
Operating revenues increased by $57 million, or 5%, from $1,140 million for the three months ended September 30, 2019 to $1,197 million for the three months ended September 30, 2020. Electricity and gas revenues increased by $8 million, primarily due to the impact of increased customer rates in the three months ended September 30, 2020 compared to the same period of 2019, increased by $9 million from unfavorable earnings sharing and other regulatory deferrals recorded in the third quarter of 2019. These were offset by unfavorable $4 million recorded in the third quarter of 2020 due to an electric reliability revenue adjustment and $5 million of unfavorable other. Electricity and gas revenues changed due to the following items that have offsets within the income statement: an increase of $9 million in purchased power and purchased gas (offset in purchased power) and an increase of $40 million in flow through amortizations ($33 million of which are offset in operating expenses and $7 million in taxes other than income taxes).
Renewables
Operating revenues decreased by $71 million, or 20%, from $347 million for the three months ended September 30, 2019 to $276 million for the three months ended September 30, 2020. The decrease in operating revenues was primarily due to unfavorable mark to market, or MtM, changes of $88 million on energy derivative transactions entered for economic hedging purposes and a decrease of $3 million driven by lower wind generation output of 49 GWh in the current period, and a $4 million decrease in other revenues, offset by an $18 million increase due to a combination of higher market prices, RECs and curtailment revenues and a $6 million increase in thermal revenue driven by higher average prices in the period.
Purchased Power, Natural Gas and Fuel Used
Our purchased power, natural gas and fuel used decreased by $20 million, or 7%, from $279 million for the three months ended September 30, 2019 to $259 million for the three months ended September 30, 2020, as detailed by segment below:

Networks
Purchased power, natural gas and fuel used increased by $9 million, or 4%, from $209 million for the three months ended September 30, 2019 to $218 million for the three months ended September 30, 2020. The increase is primarily driven by an $8 million increase in average commodity prices and an overall increase in electricity units procured due to an increase in degree days along with a $1 million increase in other power supply purchases driven primarily by new purchase agreements in the period.
Renewables
Purchased power, natural gas and fuel used decreased by $29 million, or 41%, from $70 million for the three months ended September 30, 2019 to $41 million for the three months ended September 30, 2020. The decrease is primarily driven by favorable MtM changes on derivatives of $39 million due to market price changes in the period and a decrease of $5 million in thermal purchases driven by the decrease in volume and unit cost in the period, offset by an increase of $15 million in power purchases in the current period.
Operations and Maintenance
Operations and maintenance expenses increased by $46 million, or 8%, from $588 million for the three months ended September 30, 2019 to $634 million for the three months ended September 30, 2020, as detailed by segment below:
Networks
Operations and maintenance expenses increased by $45 million, or 9%, from $482 million for the three months ended September 30, 2019 to $527 million for the three months ended September 30, 2020. The increase is driven by $11 million in outage restoration costs, a $1 million increase in uncollectible expenses, a $2 million increase due to additional cleaning and personal protective equipment resulting from COVID-19, and an increase of $38 million in flow through amortizations (which are offset in operating revenue). These were offset by $5 million of favorable overhead and $2 million of favorable other.
Renewables
Operations and maintenance expenses decreased by $4 million, or 4%, from $111 million for the three months ended September 30, 2019 to $107 million for the three months ended September 30, 2020. The decrease is primarily due to $12 million of lower maintenance costs driven by reduced production and curtailments, offset by an $8 million increase driven by higher personnel costs primarily attributable to new capacity.
Depreciation and Amortization
Depreciation and amortization for the three months ended September 30, 2020 was $255 million compared to $237 million for the three months ended September 30, 2019, representing an increase of $18 million. The increase is primarily due to an increase of $21 million in depreciation expense from plant additions in Networks and Renewables in the period, offset by a $2 million decrease of accelerated depreciation from the repowering of wind farms in Renewables and $1 million of other.
Other Income (Expense) and Earnings (Losses) from Equity Method Investments
Other income (expense) and equity earnings (losses) increased by $12 million from $5 million for the three months ended September 30, 2019 to $17 million for the three months ended September 30, 2020. The increase is primarily due to $9 million favorable change in allowance for funds used during construction, $2 million favorable equity earnings and a $5 million increase due to a settlement gain, offset by a $5 million gain for the sale of assets recorded in the same period of 2019.
Interest Expense, Net of Capitalization
Interest expense for the three months ended September 30, 2020 and 2019 was $86 million and $72 million, respectively. The increase was due to an increase of $13 million of interest expense primarily from new debt issued in 2020 and 2019 within Other.
Income Tax Expense
The effective tax rate, inclusive of federal and state income tax, for the three months ended September 30, 2020, was 15.6%, which is lower than the federal statutory tax rate of 21%, primarily due to the recognition of production tax credits associated with wind production and the effect of the excess deferred tax amortization resulting from the Tax Act. The effective tax rate, inclusive of federal and state income tax, for the three months ended September 30, 2019 was 19.2%, which is higher than the federal statutory tax rate of 21% primarily due to unfavorable discrete income tax adjustments recorded in the period, partially offset by production tax credits associated with wind production.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Operating Revenues
Our operating revenues decreased by $78 million, or 2%, from $4,729 million for the nine months ended September 30, 2019 to $4,651 million for the nine months ended September 30, 2020, as detailed by segment below:
Networks
Operating revenues decreased by $58 million, or 2%, from $3,837 million for the nine months ended September 30, 2019 to $3,779 million for the nine months ended September 30, 2020. Electricity and gas revenues increased by $19 million, primarily due to the impact of increased customer rates in the nine months ended September 30, 2020 compared to the same period of 2019, and increased by $16 million from unfavorable earnings sharing, net plant reconciliation and other regulatory deferrals incurred in 2019, which were not incurred in 2020. These were offset by a decrease of $10 million from a pension deferral write-off, $7 million decrease due to an electric reliability revenue adjustment, $8 million decrease from the inability to charge late payment fees due to regulatory orders, and a decrease of $1 million due to other. Electricity and gas revenues changed due to the following items that have offsets within the income statement: a decrease of $113 million in purchased power and purchased gas (offset in purchased power) offset by an increase of $46 million in flow through amortizations ($39 million of which are offset in operating expenses and $7 million in taxes other than income taxes).
Renewables
Operating revenues decreased by $20 million, or 2%, from $896 million for the nine months ended September 30, 2019, to $876 million for the nine months ended September 30, 2020. The decrease in operating revenues was primarily due to unfavorable MtM changes of $66 million on energy derivative transactions entered for economic hedging purposes, a decrease of $5 million in merchant pricing, a $30 million decrease in thermal revenue driven by lower volumes and average prices in the period, and a $11 million decrease in other revenues (offset in operating expenses). These were offset by an increase of $92 million driven by wind generation output increase of 1,722 GWh from existing and new capacity in the current period.
Purchased Power, Natural Gas and Fuel Used
Our purchased power, natural gas and fuel used decreased by $102 million, or 9%, from $1,101 million for the nine months ended September 30, 2019 to $999 million for the nine months ended September 30, 2020, as detailed by segment below:
Networks
Purchased power, natural gas and fuel used decreased by $113 million, or 12%, from $932 million for the nine months ended September 30, 2019 to $819 million for the nine months ended September 30, 2020. The decrease is primarily driven by a $109 million decrease in average commodity prices and an overall decrease in electricity and gas units procured due to a decline in degree days along with a $4 million increase in other power supply purchases in the period.
Renewables
Purchased power, natural gas and fuel used increased by $11 million, or 7%, from $169 million for the nine months ended September 30, 2019 to $180 million for the nine months ended September 30, 2020. The increase is primarily driven by an increase of $37 million in power purchases, $5 million in RECs, offset by unfavorable MtM changes on derivatives of $10 million due to market price changes in the period and a decrease of $21 million in thermal purchases driven by the decrease in volume and unit cost in the period.
Operations and Maintenance
Our operations and maintenance expenses increased by $74 million, or 4%, from $1,714 million for the nine months ended September 30, 2019 to $1,788 million for the nine months ended September 30, 2020, as detailed by segment below:
Networks
Operations and maintenance expenses increased by $51 million, or 4%, from $1,428 million for the nine months ended September 30, 2019 to $1,479 million for the nine months ended September 30, 2020. The increase is driven by $12 million in outage restoration costs, a $6 million increase in uncollectible expenses, a $5 million increase due to additional cleaning and personal protective equipment resulting from COVID-19, an increase of $41 million in flow through amortizations (which is offset in revenue) and a $3 million increase in other. These were offset by a decrease of $5 million in unfavorable write-off of deferred storm costs in the nine months ended September 30, 2019, which did not recur in 2020, $6 million decrease in medical expenses, and $5 million of favorable overhead.

Renewables
Operations and maintenance expenses increased by $23 million, or 8%, from $295 million for the nine months ended September 30, 2019 to $318 million for the nine months ended September 30, 2020. The increase is primarily due to $27 million of increased costs resulting from higher personnel and maintenance costs, which are primarily attributed to operations of new capacity. Additionally, operations and maintenance expense increased by $10 million driven by an asset retirement obligation adjustment in the same period of 2019, offset by $3 million decrease due to a favorable provision release in the nine months ended September 30, 2020, and $11 million in other expenses (offset in operating revenues).
Depreciation and Amortization
Depreciation and amortization for the nine months ended September 30, 2020 was $748 million compared to $681 million for the nine months ended September 30, 2019, an increase of $67 million. The increase is driven by $63 million from plant additions in Networks and Renewables in the period, an increase of lease amortizations of $3 million, $4 million increase due to an asset retirement obligation true up for the period ended September 30, 2019, which did not recur in 2020, and $2 million of other, offset by a $5 million decrease of accelerated depreciation from the repowering of wind farms in Renewables.
Other Income (Expense) and Earnings (Losses) from Equity Method Investments
Other income (expense) and equity earnings (losses) increased by $10 million from $2 million for the nine months ended September 30, 2019 to $12 million for the nine months ended September 30, 2020. The change is primarily due to $17 million favorable change in allowance for funds used during construction in Networks and a $5 million increase due to a settlement gain, offset by $5 million gain for the sale of assets recorded in the same period of 2019, and $4 million of unfavorable equity earnings in the period.
Interest Expense, Net of Capitalization
Interest expense for the nine months ended September 30, 2020 and 2019 was $251 million and $226 million, respectively. The increase was due to an increase of $26 million of interest expense primarily from new debt issued in 2020 and 2019 within Other.
Income Tax Expense
The effective tax rate, inclusive of federal and state income tax, for the nine months ended September 30, 2020 was 5.1%, which is below the federal statutory tax rate of 21%, primarily due to the recognition of production tax credits associated with wind production and the effect of the excess deferred tax amortization resulting from the Tax Act. The effective tax rate, inclusive of federal and state income tax, for the nine months ended September 30, 2019 was 18.3%, which is below the federal statutory tax rate of 21% primarily due to the recognition of production tax credits associated with wind production.
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
The following tables provide a reconciliation between Net Income attributable to AVANGRID and Adjusted Net Income (non-GAAP) by segment for the three and nine months ended September 30, 2020 and 2019, respectively:

	Three Months Ended September 30, 2020				Nine Months Ended September 30, 2020
	Total	Networks	Renewables	Corporate*	Total	Networks	Renewables	Corporate*
	(in millions)				(in millions)
Net Income Attributable to Avangrid, Inc.	$87	$94	$25	$(31)	$415	$363	$107	$(55)
Adjustments:
Mark-to-market earnings - Renewables	7	—	7	—	(9)	—	(9)	—
Restructuring charges	1	1	—	—	5	3	1	—
Accelerated depreciation from repowering	3	—	3	—	9	—	9	—
Impact of COVID-19	8	7	1	—	21	18	1	2
Income tax impact of adjustments (1)	(5)	(2)	(3)	—	(7)	(6)	—	(1)
Adjusted Net Income (2)	$100	$99	$32	$(31)	$434	$379	$108	$(53)

	Three Months Ended September 30, 2019				Nine Months Ended September 30, 2019
	Total	Networks	Renewables	Corporate*	Total	Networks	Renewables	Corporate*
	(in millions)				(in millions)
Net Income Attributable to Avangrid, Inc.	$150	$88	$74	$(12)	$477	$354	$152	$(29)
Adjustments:
Mark-to-market earnings - Renewables	(42)	—	(42)	—	(66)	—	(66)	—
Restructuring charges	2	2	—	—	4	2	—	2
Accelerated depreciation from repowering	5	—	5	—	15	—	15	—
Income tax impact of adjustments (1)	9	—	10	—	12	(1)	13	—
Adjusted Net Income (2)	$123	$89	$46	$(12)	$442	$355	$115	$(28)
(1)Income tax impact of adjustments: 2020 - $(2) million and $2 million from MtM earnings, $0 and $(1) million from restructuring charges, and $(1) million and $(3) million from accelerated depreciation from repowering, $(2) million and $(5) million from impact of COVID-19 for the three and nine months ended September 30, 2020, respectively; 2019 - $11 million and $17 million from MtM earnings, $0 and $(1) from restructuring charges and $(2) million and $(4) million from accelerated depreciation from repowering for the three and nine months ended September 30, 2019, respectively.
(2)Adjusted Net Income is a non-GAAP financial measure and is presented after excluding restructuring charges, accelerated depreciation derived from repowering of wind farms, costs incurred in connection with the COVID-19 pandemic and the impact from mark-to-market activities in Renewables.
    * Includes corporate and other non-regulated entities as well as intersegment eliminations.
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Adjusted net income
Our adjusted net income decreased by $23 million, or 18%, from $123 million for the three months ended September 30, 2019 to $100 million for the three months ended September 30, 2020. The decrease is primarily due to a $14 million decrease in Renewables driven by decrease in existing production, unfavorable results from decreased pricing and higher depreciation, a $15 million decrease in Corporate mainly driven by higher interest expenses, offset by a $10 million increase in Networks driven primarily by customer rate increases in the period and favorable tax benefits.
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Adjusted net income
Our adjusted net income decreased by $8 million, or 2%, from $442 million for the nine months ended September 30, 2019 to $434 million for the nine months ended September 30, 2020. The decrease is primarily due to $7 million decrease in Renewables as a result of unfavorable results from decreased pricing, higher personnel and maintenance costs in the period driven by new capacity, $25 million decrease in Corporate mainly driven by higher interest expenses in the period, offset by $24 million increase in Networks driven primarily by customer rate increases in the period.

The following tables reconcile Net Income attributable to AVANGRID to Adjusted Net Income (non-GAAP), and EPS attributable to AVANGRID to adjusted EPS (non-GAAP) for the three and nine months ended September 30, 2020 and 2019, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Networks	$94	$88	$363	$354
Renewables	25	74	107	152
Corporate (1)	(31)	(12)	(55)	(29)
Net Income	$87	$150	$415	$477
Adjustments:
Mark-to-market earnings - Renewables (2)	7	(42)	(9)	(66)
Restructuring charges (3)	1	2	5	4
Accelerated depreciation from repowering (4)	3	5	9	15
Impact of COVID-19 (5)	8	—	21	—
Income tax impact of adjustments	(5)	9	(7)	12
Adjusted Net Income (6)	$100	$123	$434	$442

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Networks	$0.30	$0.28	$1.17	$1.14
Renewables	0.08	0.24	0.35	0.49
Corporate (1)	(0.10)	(0.04)	(0.18)	(0.09)
Net Income	$0.28	$0.48	$1.34	$1.54
Adjustments:
Mark-to-market earnings - Renewables (2)	0.02	(0.14)	(0.03)	(0.21)
Restructuring charges (3)	—	0.01	0.02	0.01
Accelerated depreciation from repowering (4)	0.01	0.02	0.03	0.05
Impact of COVID-19 (5)	0.02	—	0.07	—
Income tax impact of adjustments	(0.02)	0.03	(0.02)	0.04
Adjusted Earnings Per Share (6)	$0.32	$0.40	$1.40	$1.43
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
We and our subsidiaries are required to comply with certain covenants in connection with our respective loan agreements. The covenants are standard and customary in financing agreements, and we and our subsidiaries were in compliance with such covenants as of September 30, 2020.

Liquidity Position
We manage our overall liquidity position as part of the group of companies controlled by Iberdrola, or the Iberdrola Group, and are a party to a liquidity agreement with Bank of America, N.A. along with certain members of the Iberdrola Group. The liquidity agreement aids the Iberdrola Group in efficient cash management and reduces the need for external borrowing by the pool participants. Parties to the agreement, including us, may deposit funds with or borrow from the financial institution, provided that the net balance of funds deposited or borrowed by all pool participants in the aggregate is not less than zero. The balance was $0 and $150 million as of September 30, 2020 and December 31, 2019, respectively. Any deposit amounts are reflected on our condensed consolidated balance sheets under cash and cash equivalents because our deposited surplus funds under the cash pooling agreement are highly-liquid short-term investments.
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
The following table provides the components of our liquidity position as of September 30, 2020 and December 31, 2019, respectively:

	As of September 30,	As of December 31,
	2020	2019
	(in millions)
Cash and cash equivalents	$101	$178
AVANGRID Credit Facility	2,500	2,500
2020 Credit Facility	500	—
Iberdrola Group Credit Facility	500	500
Less: borrowings	(999)	(562)
Total	$2,602	$2,616
AVANGRID Commercial Paper Program
AVANGRID has a commercial paper program with a limit of $2 billion that is backstopped by the AVANGRID Credit Facility and the 2020 Credit Facility (described below). As of September 30, 2020 and October 29, 2020, there was $999 million and $1,758 million of commercial paper outstanding, respectively.
AVANGRID Credit Facility
AVANGRID and its subsidiaries, NYSEG, RG&E, CMP, UI, CNG, SCG and BGC have a revolving credit facility with a syndicate of banks, or the AVANGRID Credit Facility, that provides for maximum borrowings of up to $2.5 billion in the aggregate.
Under the terms of the AVANGRID Credit Facility, each joint borrower has a maximum borrowing entitlement, or sublimit, which can be periodically adjusted to address specific short-term capital funding needs, subject to the maximum limit contained in the agreement. On June 29, 2020, we entered into an amendment to the AVANGRID Credit Facility, which reduced AVANGRID's maximum sublimit from $2.0 billion to $1.5 billion and added minimum sublimits for each joint borrower other than AVANGRID. Under the AVANGRID Credit Facility, each of the borrowers will pay an annual facility fee that is dependent on their credit rating. As of September 30, 2020, the facility fees ranged from 10.0 to 17.5 basis points. The AVANGRID Credit Facility matures on June 29, 2024. As of both September 30, 2020 and October 29, 2020, we had no borrowings outstanding under this credit facility.
2020 Credit Facility
On June 29, 2020, we entered into a revolving credit agreement with several lenders, or the 2020 Credit Facility, that provides maximum borrowings up to $500 million. We will pay an annual facility fee, which ranges from 15 to 30 basis points, dependent on AVANGRID’s credit rating. As of September 30, 2020, the facility fee is 20 basis points. The 2020 Credit Facility matures on June 28, 2021. We have the right to extend, and the banks are obligated to extend, the commitments and loans outstanding under the facility for one year at a cost of 75 basis points. We may also request an extension of the facility for one year, which the banks may grant at their discretion for a fee that will be determined at the time of the request. As of both September 30, 2020 and October 29, 2020, we had no borrowings outstanding under this credit facility.
Since our credit facilities are also a backstop to the AVANGRID commercial paper program, the total amounts available under the facilities as of September 30, 2020 and October 29, 2020, were $2,001 million and $1,242 million, respectively.
Iberdrola Group Credit Facility
AVANGRID has a credit facility with Iberdrola Financiacion, S.A.U., a company of the Iberdrola Group. The facility has a limit of $500 million and matures on June 18, 2023. AVANGRID pays a facility fee of 10.5 basis points annually. As of both September 30, 2020 and October 29, 2020, we had no borrowings outstanding under this credit facility.
Capital Resources
On April 9, 2020, AGR issued $750 million aggregate principal amount of unsecured notes maturing in 2025 at a fixed interest rate of 3.20%.
On May 1, 2020, NYSEG remarketed $200 million aggregate Pollution Control bonds with maturity dates ranging from 2026 to 2029 at fixed interest rates of 1.40% to 1.61%. The remarketing was a non-cash transaction to reset the interest rates.
On September 1, 2020, BGC issued $25 million aggregate principal amount of unsecured notes maturing in 2050 at a fixed interest rate of 3.68%.
On September 25, 2020, NYSEG issued $200 million aggregate principal amount of unsecured notes maturing in 2030 at a fixed interest rate of 1.95%.
Capital Requirements
We expect to fund our capital requirements, including, without limitation, any quarterly shareholder dividends and capital investments primarily from the cash provided by operations of our businesses and through the access to the capital markets in the future. We have revolving credit facilities, as described above, to fund short-term liquidity needs and we believe that we will continue to have access to the capital markets as long-term growth capital is needed. To date, the Company has not experienced limitations in our ability to access these sources of liquidity in connection with the economic recession triggered by the COVID-19 pandemic. While taking into consideration the current economic environment, management expects that we will continue to have sufficient liquidity and financial flexibility to meet our business requirements.
We expect to incur approximately $717 million in capital expenditures through the remainder of 2020.
Cash Flows
Our cash flows depend on many factors, including general economic conditions, regulatory decisions, weather, commodity price movements and operating expense and capital spending control.
The following is a summary of the cash flows by activity for the nine months ended September 30, 2020 and 2019, respectively:

	Nine Months Ended
	September 30,
	2020	2019
	(in millions)
Net cash provided by operating activities	$1,092	$1,244
Net cash used in investing activities	(1,956)	(2,156)
Net cash provided by financing activities	786	977
Net (decrease) increase in cash, cash equivalents and restricted cash	$(78)	$65
Operating Activities
The cash from operating activities for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 decreased by $152 million, primarily attributable to higher operations and maintenance expenses in the period.

Investing Activities
For the nine months ended September 30, 2020, net cash used in investing activities was $1,956 million, which was comprised of $1,960 million of capital expenditures and $48 million of other investments and equity method investments, partially offset by $35 million of contributions in aid of construction and $12 million of proceeds from the sale of assets.
For the nine months ended September 30, 2019, net cash used in investing activities was $2,156 million, which was comprised of $2,045 million of capital expenditures and $164 million of other investments and equity method investments, partially offset by $36 million of contributions in aid of construction and $13 million of proceeds from the sale of assets.
Financing Activities
For the nine months ended September 30, 2020, financing activities provided $786 million in cash reflecting primarily a contribution from non-controlling interests of $312 million and a net increase in non-current debt and current notes payable of $897 million, offset by distributions to non-controlling interests of $5 million, payments on finance leases of $7 million and dividends of $408 million.
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
Off-Balance Sheet Arrangements
There have been no material changes in our off-balance sheet arrangements during the nine months ended September 30, 2020 as compared to those reported for the fiscal year ended December 31, 2019 in our Form 10-K.
Contractual Obligations
There have been no material changes in contractual and contingent obligations during the nine months ended September 30, 2020 as compared to those reported for the fiscal year ended December 31, 2019 in our Form 10-K.
In 2019, DEEP selected Vineyard Wind to provide 804 MW of offshore wind through the development of its Park City Wind Project. Pursuant to a joint bidding agreement between Renewables and CIP, CIP held a right to sell all or a portion of its 50% ownership interest to Renewables, subject to certain conditions, however this right expired on September 30, 2020. In October 2020, Vineyard Wind submitted an offshore wind solicitation to NYSERDA to provide 1,200 to 1,300 MW of offshore wind through the development of its Liberty Wind Project. In October 2020, Renewables and CIP entered into an agreement pursuant to which, subject to the satisfaction of certain conditions, CIP may exercise an option to effectuate a series of transactions that include the sale of its ownership interest in the Liberty Wind and Park City Wind Projects to Renewables and the purchase of Renewables’ residual ownership interest in certain lease areas that have not been awarded an offtake agreement as of the date of the exercise of such option by CIP.
Critical Accounting Policies and Estimates
The accompanying condensed consolidated financial statements provided herein have been prepared in accordance with U.S. GAAP. In preparing the accompanying condensed consolidated financial statements, our management has applied accounting policies and made certain estimates and assumptions that affect the reported amounts of assets, liabilities, stockholders’ equity, revenues and expenses and the disclosures thereof. The accounting policies and related risks described in our Form 10-K are those that depend most heavily on these judgments and estimates. As of September 30, 2020, we continue to utilize information reasonably available to us; however, the business and economic uncertainty resulting from COVID-19 has made such estimates and assumptions more difficult to assess and calculate. Impacted estimates include, but are not limited to, evaluations of certain long-lived assets and goodwill for impairment, expected credit losses and potential regulatory deferral or recovery of certain costs. While there were no material impacts from COVID-19 on financial results, actual results could differ from those estimates, which could result in material impacts to our consolidated financial statements in future reporting periods. The other notable changes to the significant accounting policies described in our Form 10-K for the fiscal year ending December 31, 2019, are with respect to our adoption of the new accounting pronouncements described in the Note 3 of our condensed consolidated financial statements for the nine months ended September 30, 2020 .
New Accounting Standards
We review new accounting standards to determine the expected financial impact, if any, that the adoption of each such standard will have. The new accounting pronouncements that we have adopted as of January 1, 2020, and reflected in our condensed consolidated financial statements are described in Note 3 of our condensed consolidated financial statements for the nine months ended September 30, 2020. There have been no other material changes to the significant accounting policies described in our Form 10-K for the fiscal year ended December 31, 2019, except for those described in Note 3 resulting from the adoption of new authoritative accounting guidance issued by FASB.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our market risk during the nine months ended September 30, 2020, as compared to those reported for the fiscal year ended December 31, 2019 in our Form 10-K.
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
Item 1A. Risk Factors
Shareholders and prospective investors should carefully consider the risk factors disclosed in our Form 10-K for the fiscal year ended December 31, 2019, as updated in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, filed with the SEC on July 31, 2020. The only significant changes to our risk factors relate to the Merger.
There is no assurance when or if the proposed Merger will be completed.
Completion of the proposed Merger is subject to the satisfaction or waiver of a number of conditions as set forth in the Merger Agreement, including regulatory and PNMR shareholder approvals and other customary closing conditions. There can be no assurance that the conditions to completion of the proposed Merger will be satisfied or waived or that other events will not intervene to delay or result in the failure to close the proposed Merger. In addition, each of AVANGRID and PNMR may unilaterally terminate the Merger Agreement under certain circumstances set forth in the Merger Agreement, and AVANGRID and PNMR may agree at any time to terminate the Merger Agreement, even if PMNR shareholders have already approved the Merger Agreement and thereby approved the proposed Merger and the other transactions contemplated by the Merger Agreement.
AVANGRID and PMNR may be unable to obtain the regulatory approvals required to complete the proposed Merger.
In addition to other conditions set forth in the Merger Agreement, completion of the proposed Merger is conditioned upon the receipt of various state and U.S. federal regulatory approvals including, but not limited to, approval by the Public Utility Commission of Texas, or PUCT, the New Mexico Public Regulation Commission, or NMPRC, the FERC, the Federal Communications Commission, or FCC, the Committee on Foreign Investment in the United States, or CFIUS, the Nuclear Regulatory Commission, or NRC, and under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. AVANGRID and PMNR will make various filings and submissions and are pursuing all required consents, orders and approvals in accordance with the Merger Agreement. These consents, orders and approvals may impose conditions on or require divestitures relating to the divisions, operations or assets of AVANGRID and PNMR or may impose requirements, limitations or costs or place restrictions on the conduct of the combined company’s business, and if such consents, orders and approvals require an extended period of time to be obtained, such extended period of time could increase the chance that an event occurs that constitutes a material adverse effect with respect to PMNR and thereby may allow AVANGRID an opportunity not to consummate the proposed Merger. Such extended period of time also may increase the chance that other adverse effects with respect to AVANGRID or PMNR could occur, such as the loss of key personnel.
The Merger Agreement requires AVANGRID and PNMR, among other things, to accept conditions, divestitures, requirements, limitations, costs or restrictions that may be imposed by regulatory entities, subject to the burdensome effect provisions in the Merger Agreement. Such conditions, divestitures, requirements, limitations, costs or restrictions may jeopardize or delay consummation of the proposed Merger, may reduce the benefits that may be achieved from the proposed Merger or may result in the abandonment of the proposed Merger. Further, no assurance can be given that the required consents, orders and approvals will be obtained or that the required conditions to closing will be satisfied, and, even if all such consents, orders and approvals are obtained and such conditions are satisfied, no assurance can be given as to the terms, conditions and timing of such consents, orders and approvals.
The announcement and pendency of the proposed Merger could have an adverse effect on AVANGRID’s businesses, results of operations, financial condition, cash flows or the market value of AVANGRID’s common stock and debt securities.
The announcement and pendency of the proposed Merger could disrupt AVANGRID’s businesses, and uncertainty about the effect of the proposed Merger may have an adverse effect on AVANGRID or the combined company following the proposed Merger. AVANGRID’s employees may experience uncertainty regarding their roles after the proposed Merger, for example, employees may depart either before or after the completion of the proposed Merger because of such uncertainty and issues relating to the difficulty of coordination or a desire not to remain following the proposed Merger; and the pendency of the proposed Merger may adversely affect AVANGRID’s ability to retain, recruit and motivate key personnel. Additionally, the attention of AVANGRID’s management may be directed towards the completion of the proposed Merger including obtaining regulatory approvals and other transaction-related considerations and may be diverted from the day-to-day business operations of AVANGRID and matters related to the proposed Merger may require commitments of time and resources that could otherwise have been devoted to other opportunities that might have been beneficial to AVANGRID. Additionally, the Merger Agreement requires AVANGRID to obtain PNMR’s consent prior to taking certain specified actions while the proposed Merger is pending. These restrictions may prevent AVANGRID and PNMR from pursuing otherwise attractive business opportunities and executing certain of its business strategies prior to the consummation of the proposed Merger. Further, the proposed Merger may give rise to potential liabilities, including as a result of pending and future shareholder lawsuits relating to the proposed Merger. Any of these matters could adversely affect the businesses of, or harm the results of operations, financial condition or cash flows of AVANGRID and the market value of AVANGRID common stock and debt securities.
AVANGRID will incur substantial transaction fees and costs in connection with the proposed Merger.
AVANGRID has incurred and expects to incur additional material non-recurring expenses in connection with the proposed Merger and consummation of the transactions contemplated by the Merger Agreement. Additional unanticipated costs may be incurred in the course of coordinating the businesses of AVANGRID and PNMR after consummation of the proposed Merger. Further, even if the proposed Merger is not consummated, AVANGRID may need to pay certain pre-tax costs relating to the proposed Merger incurred prior to the date the proposed Merger was abandoned, such as legal, accounting, financial advisory and filing fees. Additionally, if the proposed Merger is not consummated within the expected timeframe, such delay may materially adversely affect the benefits that AVANGRID may achieve as a result of the proposed Merger and could result in additional pre-tax transaction costs, loss of revenue or other effects associated with uncertainty about the proposed Merger. Satisfying the conditions to, and consummation of, the proposed Merger may take longer than, and could cost more than, AVANGRID expects.
AVANGRID may be unable to integrate PNMR successfully, and AVANGRID may not experience the growth being sought from the proposed Merger.
AVANGRID and PNMR have operated and, until the consummation of the proposed Merger will continue to operate, independently. Coordinating certain aspects of the operations and personnel of PNMR with AVANGRID after the consummation of the proposed Merger will involve complex operational, technological and personnel-related challenges. This process will be time-consuming and expensive, may disrupt the businesses of either or both of the companies and may reduce the growth opportunities sought from the Merger. The potential difficulties, and resulting costs and delays, include examples such as:
•managing a larger combined company;
•coordinating corporate and administrative infrastructures;
•unanticipated issues in coordinating information technology, communications, administration and other systems;
•difficulty addressing possible differences in corporate cultures and management philosophies;
•unforeseen and unexpected liabilities related to the proposed Merger or PNMR’s business; and
•a deterioration of credit ratings.
Further, while AVANGRID can refuse to consummate the proposed Merger if there is a material adverse effect (as defined in the Merger Agreement) affecting PNMR prior to the consummation of the proposed Merger, certain types of changes do not permit AVANGRID to refuse to consummate the proposed Merger, even if such changes would have a material adverse effect on PNMR. If adverse changes occur but AVANGRID must still consummate the proposed Merger, the market price of AVANGRID common stock may suffer. There can be no assurance that, if the proposed Merger is not consummated, these risks will not materialize and will not materially adversely affect the business and financial results of AVANGRID.
AVANGRID may be materially adversely affected by negative publicity related to the proposed Merger and in connection with other matters.
From time to time, political and public sentiment in connection with the proposed Merger and in connection with other matters may result in a significant amount of adverse press coverage and other adverse public statements affecting AVANGRID. Adverse press coverage and other adverse statements, whether or not driven by political or public sentiment, may also result in investigations by regulators, legislators and law enforcement officials or in legal claims. Responding to these investigations and lawsuits, regardless of the ultimate outcome of the proceeding, can divert the time and effort of senior management from the management of AVANGRID’s businesses. Addressing any adverse publicity, governmental scrutiny or enforcement or other legal proceedings is time consuming and expensive and, regardless of the factual basis for the assertions being made, can have a negative impact on the reputation of AVANGRID, on the morale and performance of its employees and on its relationship with regulators. It may also have a negative impact on AVANGRID’s ability to take timely advantage of various business and market opportunities. The direct and indirect effects of negative publicity, and the demands of responding to and addressing it, may have a material adverse effect on AVANGRID’s business, financial condition, results of operations and cash flows and the market value of AVANGRID common stock and debt securities.

Failure by PNMR to successfully execute its business strategy and objectives may materially adversely affect the future results of the combined company and, consequently, the market value of AVANGRID’s common stock and debt securities.
The success of the Merger will depend, in part, on the ability of PNMR to successfully execute its business strategy, including delivering electricity in a safe and reliable manner, minimizing service interruptions and investing in its transmission and distribution infrastructure to maintain its system, serve its growing customer base with a modernized grid and support energy production. These objectives are capital intensive. If PNMR is not able to achieve these objectives, is not able to achieve these objectives on a timely basis, or otherwise fails to perform in accordance with AVANGRID’s expectations, the anticipated benefits of the Merger may not be realized fully or at all, and the Merger may materially adversely affect the results of operations, financial condition and prospects of the combined company and, consequently, the market value of AVANGRID common stock and debt securities.
The market value of AVANGRID common stock could decline if its existing shareholders sell large amounts of its common stock in anticipation of or following the Merger, and the market prices of AVANGRID common stock and debt securities may be affected by factors following the Merger that are different from those affecting the market prices for AVANGRID’s common stock and debt securities prior to the Merger.
Current shareholders of AVANGRID may not wish to continue to invest in the combined company, or may wish to reduce their investment in the combined company, for a number of reasons, which may include loss of confidence in the ability of the combined company to execute its business strategies, to comply with institutional investing guidelines or to increase diversification. If, before or following the Merger, large amounts of AVANGRID common stock are sold, the market price of its common stock could decline. If the Merger is consummated, the risks associated with the combined company may affect the results of operations of the combined company and the market prices of AVANGRID common stock and debt securities following the Merger differently than they affected such results of operations and market prices prior to the Merger. Additionally, the results of operations of the combined company may be affected by additional or different risks than those that currently affect the results of operations of AVANGRID. Any of the foregoing matters could materially adversely affect the market prices of AVANGRID common stock and debt securities following the Merger.
The Merger may not positively affect AVANGRID’s results of operations and/or may cause a decrease in its earnings per share, which may negatively affect the market price of AVANGRID common stock and debt securities.
AVANGRID anticipates that the Merger, if consummated on the terms, will have a positive impact on its consolidated results of operations. This expectation is based on current market conditions and is subject to a number of assumptions, estimates, projections and other uncertainties, including assumptions regarding the results of operations of the combined company after the Merger, and the financing necessary to fund the Merger Consideration. This expectation also assumes that PNMR will perform in accordance with AVANGRID’s expectations, and there can be no assurance that this will occur. In addition, AVANGRID may encounter additional transaction costs and costs to manage its investment in PNMR, may fail to realize some or any of the benefits anticipated in the Merger, may be subject to currently unknown liabilities as a result of the Merger, or may be subject to other factors that affect preliminary estimates. As a result, there can be no assurance that the Merger will positively impact AVANGRID’s results of operations, and it is possible that the Merger may have an adverse effect, which could be material, on AVANGRID’s results of operations, financial condition and prospects and/or may cause its earnings per share to decrease, any of which may materially adversely affect the market price of AVANGRID common stock and debt securities.
AVANGRID may incur additional indebtedness in connection with the Merger. As a result, it may be more difficult for AVANGRID to pay or refinance its debts or take other actions, and AVANGRID may need to divert cash to fund debt service payments.
AVANGRID may incur significant additional indebtedness to finance the Merger Consideration and related transaction costs. AVANGRID expects to fund all or a portion of the Merger Consideration through sales of its common stock and, possibly, other equity securities, and to the extent it is unable to do so the amount of indebtedness it may incur to finance the Merger and associated transaction costs will likely increase, perhaps substantially. If AVANGRID is required to obtain more debt financing than anticipated to finance the Merger Consideration and associated transaction costs, whether through the issuance of debt securities or borrowings under the committed financing or otherwise, the required regulatory approvals to complete the Merger may be more difficult to obtain and the combined company’s credit ratings and ability to service its debt could be materially adversely affected. The increase in AVANGRID’s debt service obligations resulting from this additional indebtedness could have a material adverse effect on the results of operations, financial condition and prospects of AVANGRID.

AVANGRID’s increased indebtedness could:
•make it more difficult and/or costly for AVANGRID to pay or refinance its debts as they become due, particularly during adverse economic and industry conditions, because a decrease in revenues or increase in costs could cause cash flow from operations to be insufficient to make scheduled debt service payments;
•limit AVANGRID’s flexibility to pursue other strategic opportunities or react to changes in its business and the industry sectors in which it operates and, consequently, put AVANGRID at a competitive disadvantage to its competitors that have less debt;
•require a substantial portion of AVANGRID’s available cash to be used for debt service payments, thereby reducing the availability of its cash to fund working capital, capital expenditures, development projects, acquisitions, dividend payments and other general corporate purposes, which could harm AVANGRID’s prospects for growth and the market price of its common stock and debt securities, among other things;
•result in a downgrade in the credit ratings on AVANGRID’s indebtedness, which could limit AVANGRID’s ability to borrow additional funds, increase the interest rates under its credit facilities and under any new indebtedness it may incur, and reduce the trading prices of its outstanding debt securities and common stock;
•make it more difficult for AVANGRID to raise capital to fund working capital, make capital expenditures, pay dividends, pursue strategic initiatives or for other purposes;
•result in higher interest expense in the event of increases in interest rates on AVANGRID’s current or future borrowings subject to variable rates of interest; and
•require that additional materially adverse terms, conditions or covenants be placed on AVANGRID under its debt instruments.
Based on the current and expected results of operations and financial condition of AVANGRID and its subsidiaries, AVANGRID believes that its cash flow from operations, together with the proceeds from borrowings, issuances of debt securities in the capital markets, distributions from its equity method investments, project financing and equity sales (including tax equity and partnering in joint ventures) will generate sufficient cash on a consolidated basis to make all of the principal and interest payments when such payments are due under AVANGRID’s and its current subsidiaries’ existing credit facilities, indentures and other instruments governing its outstanding indebtedness and under the indebtedness incurred to fund the Merger Consideration. However, AVANGRID’s expectation is subject to numerous estimates, assumptions and uncertainties, and there can be no assurance that AVANGRID will be able to repay or refinance such borrowings and obligations when due. PNMR and its subsidiaries will not guarantee any indebtedness of AVANGRID, nor will any of them have any obligation to provide funds, whether in the form of dividends, loans or otherwise, to enable AVANGRID and its other subsidiaries to make required debt service payments. As a result, the Merger may substantially increase AVANGRID’s debt service obligations without any assurance that AVANGRID will receive any cash from PNMR or any of its subsidiaries to assist AVANGRID in servicing its indebtedness or other cash needs.
The impact of wildfires could negatively affect PNMR.
PNMR has large networks of electric transmission and distribution facilities. Weather conditions in the U.S. Southwest region and Texas vary and could contribute to wildfires in or near PNMR’s service territories. PNMR take proactive steps to mitigate wildfire risk. However, wildfire risk is always present and PNMR could be held liable for damages incurred as a result of wildfires caused, or allegedly caused, by their transmission and distribution systems. In addition, wildfires could cause damage to PNMR’s assets that could result in loss of service to customers or make it difficult to supply power in sufficient quantities to meet customer needs. These events could adversely affect PNMR and may materially adversely affect the results of operations, financial condition and prospects of the combined company and, consequently, the market value of AVANGRID’s common stock and debt securities.
Costs of decommissioning, remediation, and restoration of nuclear and fossil-fueled power plants, as well as reclamation of related coal mines, could exceed the estimates of PNMR as well as the amounts PNMR recovers from its ratepayers, which could negatively impact PNMR.
PNMR has interests in a nuclear power plant, two coal-fired power plants, and several natural gas-fired power plants and is obligated to pay its share of the costs to decommission these facilities. PNMR is also obligated to pay for its share of the costs of reclamation of the mines that supply coal to the coal-fired power plants. Likewise, other owners or participants are responsible for their shares of the decommissioning and reclamation obligations and it is important to PNMR that those parties fulfill their obligations. Rates charged by PNMR to its customers, as approved by the NMPRC, include a provision for recovery of certain costs of decommissioning, remediation, reclamation, and restoration. The NMPRC has established a cap on the amount of costs for the final reclamation of the surface coal mines that may be recovered from customers. PNMR records estimated liabilities for its share of the legal obligations for decommissioning and reclamation in accordance with GAAP. These estimates include many assumptions about future events and are inherently imprecise. In the event the costs to decommission those facilities or to reclaim the mines serving the plants exceed current estimates, or if amounts are not approved for recovery by the NMPRC, they could materially and adversely affect PNMR and may materially adversely affect the results of operations, financial condition and prospects of the combined company and, consequently, the market value of AVANGRID’s common stock and debt securities.
The costs of decommissioning any nuclear or fossil power plant are substantial. PNMR is responsible for all decommissioning obligations related to its entire proportionate interest in Palo Verde Nuclear Generating Station, or PVNGS, San Juan Generating Station, or SJGS, and Four Corners Power Plant, or FCPP, including portions under lease both during and after termination of the leases. PNMR maintains trust funds and escrow accounts designed to provide adequate financial resources for decommissioning PVNGS, SJGS and FCPP and for reclamation of the coal mines serving SJGS and FCPP at the end of their expected lives. However, because the funds and accounts grow over time to meet decommissioning and reclamation responsibilities, if the PVNGS, SJGS or FCPP units are decommissioned before their planned dates or the coal mines are shut down sooner than expected, these funds may prove to be insufficient, which may materially adversely affect the results of operations, financial condition and prospects of the combined company and, consequently, the market value of AVANGRID’s common stock and debt securities.
There are inherent risks in the ownership and operation of nuclear facilities.
While PNMR does not operate PVNGS, PNMR has an indirect 10.2% undivided interest in PVNGS, including interests in Units 1 and 2 held under leases. PVNGS is subject to environmental, health, and financial risks, including, but not limited to, the ability to obtain adequate supplies of nuclear fuel and water, the ability to dispose of spent nuclear fuel, decommissioning of the plant, securing the facilities against possible terrorist attacks, and unscheduled outages due to equipment failures.
The NRC has broad authority under federal law to impose licensing and safety-related requirements for the operation of nuclear generation facilities. Events at nuclear facilities of other operators or which impact the industry generally may lead the NRC to impose additional requirements and regulations on all nuclear generation facilities, including PVNGS. A major incident at a nuclear facility anywhere in the world could cause the NRC to limit or prohibit the operation or licensing of any domestic nuclear unit and to promulgate new regulations that could require significant capital expenditures and/or increase operating costs.
In the event of noncompliance with its requirements, the NRC has the authority to impose a progressively increasing inspection regime that could ultimately result in the shutdown of a unit, civil penalties or both, depending upon the NRC’s assessment of the severity of the situation, until compliance is achieved. Increased costs resulting from penalties, a heightened level of scrutiny, and/or implementation of plans to achieve compliance with NRC requirements could adversely affect the financial condition, results of operations, and cash flows of PNMR. Although PNMR has no reason to anticipate a serious nuclear incident at PVNGS, if an incident did occur, it could materially and adversely affect PNMR and may materially adversely affect the results of operations, financial condition and prospects of the combined company and, consequently, the market value of AVANGRID’s common stock and debt securities.
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

Avangrid, Inc.

Date: October 30, 2020	By:	/s/ Dennis V. Arriola
Dennis V. Arriola
Director and Chief Executive Officer

Date: October 30, 2020	By:	/s/ Douglas K. Stuver
Douglas K. Stuver
Senior Vice President - Chief Financial Officer