Form 10-K
period 2020-12-31
Avangrid, Inc.
filed 2021-03-01
CIK 1634997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Registrant’s telephone number, including area code: (207) 629-1190
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, par value $0.01 per share	AGR	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.     Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☐
Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The aggregate market value of the Avangrid, Inc.’s voting stock held by non-affiliates, computed by reference to the price at which the common equity was last sold as of the last business day of Avangrid, Inc.’s most recently completed second fiscal quarter (June 30, 2020) was $2,374 million based on a closing sales price of $41.98 per share.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 309,371,591 shares of common stock, par value $0.01, were outstanding as of February 26, 2021.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the documents listed below have been incorporated by reference into the indicated parts of this report, as specified in the responses to the item numbers involved.
Designated portions of the Proxy Statement relating to the 2021 Annual Meeting of the Shareholders are incorporated by reference into Part III to the extent described therein.

i

GLOSSARY OF TERMS AND ABBREVIATIONS
Unless the context indicates otherwise, references in this Annual Report on Form 10-K to “AVANGRID,” the “Company,” “we,” “our,” and “us” refer to Avangrid, Inc. and its consolidated subsidiaries.

2016 Joint Proposal	Joint proposal of NYSEG and RG&E and certain other signatory parties approved by the NYPSC on June 15, 2016, for a three-year rate plan for electric and gas service commencing May 1, 2016.
2020 Joint Proposal	Joint proposal of NYSEG and RG&E and certain other signatory parties approved by the NYPSC on November 19, 2020, for a three-year rate plan for electric and gas service commencing December 1, 2020.
AMI	Automated Metering Infrastructure
AOCI	Accumulated other comprehensive income
ARHI	Avangrid Renewables Holdings, Inc.
ARP	Alternative Revenue Programs
ASC	Accounting Standards Codification
Asnat	Asnat Realty, LLC
Army Corps	U.S. Army Corps of Engineers
ARO	Asset retirement obligation
AVANGRID	Avangrid, Inc.
Bcf	One billion cubic feet
BGC	The Berkshire Gas Company
BGEPA	Bald and Golden Eagle Protection Act
BLM	U.S. Bureau of Land Management
BOEM	U.S. Bureau of Ocean Energy Management
CfDs	Contracts for Differences
CFTC	Commodity Futures Trading Commission
CFIUS	Committee on Foreign Investment in the United States
CL&P	The Connecticut Light and Power Company
CLCPA	Climate Leadership and Community Protection Act
CMP	Central Maine Power Company
CNG	Connecticut Natural Gas Corporation
CPCN	Certificate of Public Convenience and Necessity
CSC	Connecticut Siting Council
DCF	Discounted cash flow
DEEP	Connecticut Department of Energy and Environmental Protection
DE&I	Diversity, Equity and Inclusion
DIMP	Distribution Integrity Management Program
DER	Distributed energy resources
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DOE	Department of Energy
DOER	Massachusetts Department of Energy Resources
DOJ	Department of Justice
DPA	Deferred Payment Arrangements
DPU	Massachusetts Department of Public Utilities
DSIP	Distributed System Implementation Plan
DTh	Dekatherm
EAM	Earnings adjustment mechanism
EDC	Massachusetts electric distribution companies
English Station	Former generation site on the Mill River in New Haven, Connecticut
EPA	Environmental Protection Agency

EPAct 2005	Energy Policy Act of 2005
ERCOT	Electric Reliability Council of Texas
ESA	Endangered Species Act
ESC	Energy Smart Community
ESM	Earnings sharing mechanism
Evergreen Power	Evergreen Power III, LLC
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCC	Federal Communications Commission
FERC	Federal Energy Regulatory Commission
FirstEnergy	FirstEnergy Corp.
FPA	Federal Power Act
Gas	Enstor Gas, LLC
GE	General Electric
GenConn	GenConn Energy LLC
GenConn Devon	GenConn’s peaking generating plant in Devon, Connecticut
GenConn Middletown	GenConn’s peaking generating plant in Middletown, Connecticut
HLBV	Hypothetical Liquidation at Book Value
HQUS	H.Q. Energy Services (U.S) Inc.
Iberdrola	Iberdrola, S.A., which owns 81.5% of the outstanding shares of Avangrid, Inc.
Iberdrola Group	The group of companies controlled by Iberdrola, S.A.
Installed capacity	The production capacity of a power plant or wind farm based either on its rated (nameplate) capacity or actual capacity
IRS	Internal Revenue Service
ISO	Independent system operator
ISO-NE	ISO New England, Inc.
ITC	Investment Tax Credit
Klamath Plant	The Klamath gas-fired cogeneration facility located in the city of Klamath, Oregon
kV	Kilovolts
kWh	Kilowatt-hour
LDC	Local distribution company
LIBOR	London Interbank Offer Rate
LNG	Liquefied natural gas
LUPC	Maine Land Use Planning Commission
MBTA	Migratory Bird Treaty Act
MDEP	Maine Department of Environmental Protection
MEPCO	Maine Electric Power Corporation
Merger
The merger of PNMR with and into Merger Sub on the terms and subject to the conditions set forth in the Merger Agreement, with PNMR continuing as the surviving corporation and as a wholly-owned subsidiary of AVANGRID.

Merger Agreement	Agreement and Plan of Merger, dated as of October 20, 2020, among AVANGRID, PNMR and Merger Sub.
Merger Sub	NM Green Holdings, Inc., a New Mexico corporation and wholly-owned subsidiary of AVANGRID.
MGP	Manufactured gas plants
MHI	Mitsubishi Heavy Industries
MISO	Midcontinent Independent System Operator
MNG	Maine Natural Gas Corporation
MPRP	Maine Power Reliability Program

MPUC	Maine Public Utilities Commission
MtM	Mark-to-market
MW	Megawatts
MWh	Megawatt-hours
NAV	Net asset value
NECEC	New England Clean Energy Connect
NEPA	National Environmental Policy Act
NERC	North American Electric Reliability Corporation
NETOs	New England Transmission Owners
Networks	Avangrid Networks, Inc.
New York TransCo	New York TransCo, LLC.
NGA	Natural Gas Act of 1938
NMPRC	New Mexico Public Regulation Commission
NOL	Net operating loss
Non-GAAP	Financial measures that are not prepared in accordance with U.S. GAAP, including adjusted net income and adjusted earnings per share
NRC	Nuclear Regulatory Commission
NYISO	New York Independent System Operator, Inc.
NYPSC	New York State Public Service Commission
NYSE	New York Stock Exchange
NYSEG	New York State Electric & Gas Corporation
NYSERDA	New York State Energy Research and Development Authority
OATT	Open Access Transmission Tariff
OCI	Other comprehensive income
OSHA	Occupational Safety and Health Act, as amended
PA	Connecticut Public Act
PCB	Polychlorinated Biphenyls
PJM	PJM Interconnection, L.L.C.
PNMR	PNM Resources, Inc.
PPA	Power purchase agreement
PTC	Production tax credit
PUCT	Public Utility Commission of Texas
PUHCA 2005	Public Utility Holding Company Act of 2005
PURA	Connecticut Public Utilities Regulatory Authority
RAM	Rate Adjustment Mechanism
RCRA	Resource Conservation and Recovery Act
RDM	Revenue decoupling mechanism
REC	Renewable Energy Certificate
Renewables	Avangrid Renewables, LLC
REV	Reforming the Energy Vision
RFP	Request for Proposals
RG&E	Rochester Gas and Electric Corporation
ROE	Return on equity
ROU	Right-of-use
RPS	Renewable Portfolio Standards
RTO	Regional transmission organization
SCG	The Southern Connecticut Gas Company
SEC	United States Securities and Exchange Commission
SOX	Sarbanes-Oxley Act
Tax Act	Tax Cuts and Jobs Act of 2017 enacted by the U.S. federal government on December 22, 2017

TEF	Tax equity financing arrangements
TSA	Transmission Service Agreement
UI	The United Illuminating Company
UIL	UIL Holdings Corporation
U.S. GAAP	Generally accepted accounting principles for financial reporting in the United States.
VaR	Value-at-risk
VIEs	Variable interest entities
WECC	Western Electricity Coordinating Council

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
•changes in amount, timing or ability to complete capital projects;
•adverse developments in general market, business, economic, labor, regulatory and political conditions;
•fluctuations in weather patterns;
•technological developments;
•the impact of extraordinary external events, such as any cyber breaches or other incidents, grid disturbances, acts of war or terrorism, civil or social unrest, natural disasters, pandemic health events or other similar occurrences;
•the impact of any change to applicable laws and regulations affecting operations including those relating to the environment and climate change, taxes, price controls, regulatory approval and permitting;
•our ability to close the proposed Merger (as defined below), the anticipated timing and terms of the proposed Merger, our ability to realize the anticipated benefits of the proposed Merger and our ability to manage the risks of the proposed Merger;
•the COVID-19 pandemic and its impact on business and economic conditions;
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

PART I

Item 1. Business
Overview
AVANGRID is one of the leading sustainable energy companies in the United States. Our purpose is to work every day to deliver a more accessible clean energy model that promotes healthier, more sustainable communities. A commitment to sustainability is firmly entrenched in the values and principles that guide AVANGRID, with environmental, social, governance and financial sustainability key priorities driving our business strategy.
AVANGRID has approximately $38 billion in assets and operations in 24 states concentrated in our two primary lines of business - Avangrid Networks and Avangrid Renewables. Avangrid Networks owns eight electric and natural gas utilities, serving approximately 3.3 million customers in New York and New England. Avangrid Renewables owns and operates 8.5 gigawatts of electricity capacity, primarily through wind and solar power, with a presence in 22 states across the United States. AVANGRID supports the achievement of the Sustainable Development Goals approved by the member states of the United Nations, and was named among the World’s Most Ethical companies in 2019 and 2020 by the Ethisphere Institute. AVANGRID employs approximately 7,000 people and is listed by Forbes and JUST Capital as one of the 2021 JUST 100, an annual ranking of the most just U.S. public companies. Iberdrola S.A., a corporation (sociedad anónima) organized under the laws of the Kingdom of Spain, a worldwide leader in the energy industry, directly owns 81.5% of the outstanding shares of AVANGRID common stock. AVANGRID's primary businesses are described below.
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
Through Networks, we own electric generation, transmission and distribution companies and natural gas distribution, transportation and sales companies in New York, Maine, Connecticut and Massachusetts, delivering electricity to approximately 2.3 million electric utility customers and delivering natural gas to approximately 1.0 million natural gas utility customers as of December 31, 2020. The interstate transmission and wholesale sale of electricity by these regulated utilities is regulated by the Federal Energy Regulatory Commission, or FERC, under the Federal Power Act, or FPA, including with respect to transmission rates. Further, Networks’ electric and gas distribution utilities in New York, Maine, Connecticut and Massachusetts are subject to regulation by the New York State Public Service Commission, or NYPSC; the Maine Public Utilities Commission, or MPUC; the Connecticut Public Utilities Regulatory Authority, or PURA; and the Massachusetts Department of Public Utilities, or DPU, respectively. Networks strives to be a leader in safety, reliability and quality of service to its utility customers.
Through Renewables, we had a combined wind, solar and thermal installed capacity of 8,499 megawatts, or MW, as of December 31, 2020, including Renewables’ share of joint projects, of which 7,734 MW was installed wind capacity. As of December 31, 2020, approximately 67% of the capacity was contracted, for an average period of 9.0 years, and 18% of installed capacity was hedged. Renewables is among the top three largest wind operators in the United States based on installed capacity as of December 31, 2020 and strives to lead the transformation of the U.S. energy industry to a sustainable, competitive, clean energy future. Renewables' installed capacity includes 65 wind farms and four solar facilities in 21 states across the United States.
On October 20, 2020, AVANGRID, PNM Resources, Inc., a New Mexico corporation, or PNMR, and NM Green Holdings, Inc., a New Mexico corporation and wholly-owned subsidiary of AVANGRID, or Merger Sub, entered into an Agreement and Plan of Merger, or Merger Agreement, pursuant to which Merger Sub is expected to merge with and into PNMR, with PNMR surviving the Merger as a direct wholly-owned subsidiary of AVANGRID, or the Merger. Pursuant to the Merger Agreement, each issued and outstanding share of the common stock of PNMR (other than (i) the issued shares of PNMR common stock that are owned by AVANGRID, Merger Sub, PNMR or any wholly-owned subsidiary of AVANGRID or PNMR, which will be automatically cancelled at the time the Merger is consummated and (ii) shares of PNMR common stock held by a holder who has not voted in favor of, or consented in writing to, the Merger who is entitled to, and who has demanded, payment for fair value of such shares) will be converted, at the time the merger is consummated, into the right to receive $50.30 in cash, or Merger Consideration, or approximately $4.3 billion in aggregate consideration. In connection with the Merger, Iberdrola, S.A. has provided the Iberdrola Funding Commitment Letter, pursuant to which Iberdrola has unilaterally agreed to provide to AVANGRID, or arrange the provision to AVANGRID of, funds to the extent necessary for AVANGRID to consummate the Merger, including the payment of the aggregate Merger Consideration. On February 12, 2021, the shareholders of PNMR approved the proposed Merger. The Merger is expected to be consummated in the second half of 2021 and is subject to certain conditions including certain regulatory approvals and entry into agreements providing for, and to making filings required to, exit from all ownership interests in the Four Corners Power Plant and certain other customary closing conditions. For additional information, see Note 1 to our consolidated financial statements contained in this Annual Report on Form 10-K.
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
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report for further details.
History
We were incorporated in 1997 as a New York corporation and named Energy East Corporation. In 2008, Iberdrola acquired Energy East Corporation and we changed our name to Iberdrola USA, Inc. In 2013, we completed an internal corporate reorganization to create a unified corporate presence for the Iberdrola brand in the United States, bringing all of its U.S. energy companies under Iberdrola USA, Inc. The internal reorganization resulted in the concentration of our principal businesses in two major subsidiaries: Networks, which holds all of our regulated utilities; and Renewables, which holds our renewable and thermal generation businesses.
On December 16, 2015, we completed the acquisition of UIL Holdings Corporation, or UIL, and changed our name to Avangrid, Inc. Immediately following the completion of the acquisition, former UIL shareowners owned 18.5% of the outstanding shares of common stock of AVANGRID, and Iberdrola owned the remaining shares.
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
•SCG, which serves natural gas customers in Connecticut;
•CNG, which serves natural gas customers in Connecticut;
•BGC, which serves natural gas customers in western Massachusetts; and
•Maine Natural Gas Corporation, or MNG, which serves natural gas customers in several communities in central and southern Maine.

The demand for electric power and natural gas is affected by seasonal differences in the weather. Demand for electricity in each of the states in which Networks operates tends to increase during the summer months to meet cooling load or in winter months for heating load while statewide demand for natural gas tends to increase during the winter to meet heating load.
The following table sets forth certain information relating to the rate base, number of customers and the amount of electricity or natural gas provided by each of Networks’ regulated utilities as of and for the year ended December 31, 2020:

Utility	Rate Base(1) (in billions)	Electricity Customers	Electricity Delivered (in MWh)	Natural Gas Customers	Natural Gas Delivered (in DTh)
NYSEG	$3.1	907,336	15,209,000	270,204	53,381,000
RG&E	$2.1	385,925	6,911,000	319,737	56,165,000
CMP	$2.4	646,818	9,046,000	—	—
MNG	$0.1	—	—	5,201	1,568,000
UI	$1.8	341,269	4,812,000	—	—
SCG	$0.6	—	—	206,096	33,434,000
CNG	$0.5	—	—	183,446	35,342,000
BGC	$0.1	—	—	40,637	9,788,000
Total	$10.7	2,281,348	35,978,000	1,025,321	189,678,000
(1)“Rate base” means the net assets upon which a utility can receive a specified return, based on the carrying value of such assets. The rate base is set by the relevant regulatory authority and typically represents the value of specified property, such as plants, facilities and other investments of the utility. These rate base values have been calculated using the best estimates as of December 31, 2020.
During the last five years, Networks has invested $7.2 billion enhancing its delivery network with greater capacity and improved reliability, environmental security and sustainability, efficiency and automation. Networks continuously improves its grid to accommodate new requirements for advanced metering, demand response and enhanced outage management, while improving its flexibility for the integration and management of distributed energy resources, or DER.
New York
In 2020, the nine hydroelectric plants owned by NYSEG and RG&E generated approximately 120 million kilowatt-hours, or kWh, of clean hydropower, which is enough energy to power approximately 17,000 homes across New York State, assuming an average electricity consumption of 600 kWh per month per customer. See “—Properties—Networks” for more information regarding Networks’ electric generation plants.
Networks also holds an approximate 20% ownership interest in the regulated New York TransCo, LLC, or New York TransCo. Through New York TransCo, Networks has formed a partnership with affiliates of Central Hudson Gas and Electric Corporation, Consolidated Edison, Inc., National Grid, plc, and Orange and Rockland Utilities, Inc. to develop a portfolio of interconnected transmission lines and substations to fulfill the objectives of the New York energy highway initiative, a proposal to install up to 3,200 MW of new electric generation and transmission capacity in order to deliver more power generated from upstate New York power plants to downstate New York.
Maine
CMP owns 78% of the Maine Electric Power Corporation, or MEPCO, a single-asset 182-mile 345kV electric transmission line from the Maine/New Brunswick border to Wiscasset, Maine.
In 2018, the New England Clean Energy Connect, or NECEC, transmission project, a joint bid proposed by CMP and Hydro-Québec, was selected by the Massachusetts electric utilities and the Massachusetts Department of Energy Resources, or DOER, in the Commonwealth of Massachusetts’s 83D clean energy Request for Proposal, or RFP. The proposed NECEC transmission project includes a 145-mile transmission line linking the electrical grids in Québec, Canada and New England. The project, which has an estimated cost of approximately $1.0 billion, would add 1,200 MW of transmission capacity to supply Maine and the rest of New England with power from reliable hydroelectric generation. As of December 31, 2020, we have spent approximately $180 million on the NECEC project. For further discussion of the NECEC project, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.
Connecticut
UI is a party to a joint venture with Clearway Energy, Inc., which is an affiliate of Global Infrastructure Partners, pursuant to which UI holds 50% of the membership interests in GCE Holding LLC, whose wholly-owned subsidiary, GenConn

Energy LLC, or GenConn, operates peaking generation plants in Devon, Connecticut, or GenConn Devon, and Middletown, Connecticut, or GenConn Middletown.
Rate Base
The below rate base values were calculated using the best estimates as of December 31, 2020, 2019 and 2018. The rate base of Networks’ regulated utilities for the years indicated below were as follows:

Rate base	2020	2019	2018
	(in millions)
NYSEG Electric	$2,408	$2,250	$2,067
NYSEG Gas	703	610	585
RG&E Electric	1,566	1,453	1,386
RG&E Gas	492	516	497
Subtotal New York	5,169	4,829	4,535
CMP Dist	982	933	903
CMP Trans	1,448	1,469	1,460
MNG	77	76	71
Subtotal Maine	2,507	2,478	2,434
UI Dist	1,170	1,112	1,035
UI Trans	662	672	592
SCG	588	587	550
CNG	524	538	479
Subtotal Connecticut	2,944	2,909	2,656
BGC	124	136	111
Total	$10,744	$10,352	$9,736
Renewables
The Renewables business, based in Portland, Oregon, is engaged primarily in the design, development, construction, management and operation of generation plants that produce electricity using renewable resources and, with more than 70 renewable energy projects, is one of the leaders in renewable energy production in the United States based on installed capacity. Renewables’ primary business is onshore wind energy generation, which represented approximately 90% of Renewables’ combined installed capacity as of December 31, 2020. For the year ended December 31, 2020, Renewables produced approximately 18,760,000 MWh of energy through wind power generation. Renewables had a pipeline of approximately 21,200 MW (approximately 16,200 MW - onshore and approximately 5,000 MW - offshore) of future renewable energy projects in various stages of development as of December 31, 2020.
Renewables' growing strategic business is offshore wind. Renewables has access to two lease areas off the coast of the eastern United States that it is developing through Vineyard Wind, LLC, a 50-50 partnership with Copenhagen Infrastructure Partners, or CIP, a fund management company based in Denmark. In total, the lease areas have the potential to generate up to 5,000 MW of renewable energy. Renewables is currently developing two wind projects with CIP in one of the lease areas, which is 166,886 acres. The second lease area, acquired in 2018, is 132,370 acres and located over 16 nautical miles off the coast of Massachusetts.
Vineyard Wind LLC is developing the Vineyard Wind I project, an 800 MW utility-scale offshore wind project located 15 miles off the coast of Massachusetts. The Vineyard Wind I project is expected to generate clean energy for over 400,000 households and businesses in Massachusetts and reduce carbon emissions by over 1.6 million tons per year. The project has 20-year PPA’s with the electric distribution companies in Massachusetts with an average price of $88.77/MWh, which represents a price for 50% of the project that starts at $65/MWh and escalates 2.5% annually, and a price for the other 50% of the project that starts at $74/MWh and escalates 2.5% annually. Vineyard Wind LLC is also developing the Park City Wind project, an 804 MW project located in the same lease area as the Vineyard Wind I project, that will deliver clean, reliable energy to the residents of Connecticut through contracts with the electric distribution companies in Connecticut. The project has 20-year PPA’s with the electric distribution companies in Connecticut, including UI, with an average price of $79.83/MWh, which is based on a starting price of $62.50 that escalates at 2.5% annually. With respect to the Park City Wind project, Vineyard Wind has agreed to have good faith negotiations to adjust the price if the project benefits from any improvements to the profitability of the project for having access to investments tax credits, or ITCs, in excess of 18%. Both projects are expected to be commissioned in the mid-2020’s, subject to permitting and contract negotiation.
Renewables also has rights to a federal offshore wind lease area located more than 27 miles off the coast of North Carolina, which has the potential to generate up to 2,500 MW of renewable energy for Virginia and North Carolina. The lease area was acquired through a competitive federal auction in 2017 and is 122,405 acres.
Typically, Renewables enters into long-term lease agreements with property owners who lease their land for renewable energy projects. Electricity generated at a wind project is then transmitted to customers through long-term agreements with purchasers. There are a limited number of turbine suppliers in the market. Renewables’ largest turbine suppliers, Siemens-Gamesa, in which Iberdrola had an 8.1% ownership interest until that was sold in February 2020, and GE Wind, in the aggregate supplied turbines that accounted for 72% of Renewables’ installed wind capacity as of December 31, 2020.
To monetize the tax benefits resulting from production tax credits, or PTCs, and accelerated tax depreciation available to qualifying wind energy projects, Renewables has entered into “tax equity” financing structures with third party investors for a portion of its wind farms. Renewables holds two operating wind farms under these structures through limited liability companies jointly owned by one or more third party investors. These investors generally provide an up-front investment and, in some cases, payments over time for their membership interests in the financing structures. In return, the investors receive specified cash distribution allocations and substantially all of the tax benefits generated by the wind farms, until such benefits achieve a negotiated return on their investment. Upon attainment of this target return, the sharing of the cash flows and tax benefits flip, with Renewables receiving substantially all of these amounts thereafter. We also have an option to repurchase the investor’s interest within a certain timeframe after the target return is met. Renewables maintains operational and management control over the wind farm businesses, subject to investor approval of certain major decisions. See “—Properties—Renewables” for more information regarding Renewables’ wind power generation properties.
Additionally, as part of the Renewables portfolio, Renewables operates two thermal generation facilities in the United States, with 636 MW of combined capacity as of December 31, 2020. Renewables worked closely with the City of Klamath Falls, Oregon to develop the Klamath Plant, which has a current capacity of 536 MW. The Klamath Plant operates by creating two useful forms of energy, electricity and process steam, from a single fuel source of natural gas. In addition, Renewables operates a highly flexible 100 MW Klamath Peaking Plant adjacent to the Klamath Plant, providing customers of Renewables additional capability to meet their peak summer and winter power needs.
In addition to its wind assets, Renewables operates four solar photovoltaic facilities with an installed capacity of 130 MW. The solar photovoltaic facilities produced over 242,000 MWh of renewable energy for the year ended December 31, 2020. Solar accounted for 1.5% of the total renewable energy generation from Renewables in these same periods.
Renewables is pursuing the continued development of a large pipeline of wind energy projects in various regions across the United States. Each site features a range of different atmospheric characteristics that ultimately drive the selection of turbine technology for the proposed project. As part of Renewables’ wind resource assessment investigation, critical atmospheric parameters such as mean wind speed, extreme wind speed, turbulence intensity, and mean air density are characterized to represent long-term conditions for over 20 years. The summary wind characteristics are then combined with a terrain, or orography, analysis to assess siting risks in order to mitigate any future operations and maintenance concerns that may arise due to improper turbine siting.
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

MFG	Model	Rating	Turbines	MW
Siemens-Gamesa	G83	2.0	60	120
Siemens-Gamesa	G87	2.0	648	1,296
Siemens-Gamesa	G90	2.0	236	472
Siemens-Gamesa	G97	2.0	109	218
Siemens-Gamesa	G114	2.0	321	683
Siemens-Gamesa	G145	4.2/4.5	11	49
Siemens-Gamesa	SWT2.3-93	2.3	44	101
GE	1.5s	1.5	79	119
GE	1.5sle	1.5	955	1,433
GE	1.5sle RP1.62	1.6	217	350
GE	2.3	2.3	84	186
GE	2.52	2.52	128	252
GE	2.5	2.5	9	23
GE	2.82	2.82	8	21
GE	2.85	2.85	76	215
MHI	MWT62/1.0	1.0	45	45
MHI	MWT92/2.4	2.4	167	401
MHI	MWT95/2.4	2.4	124	298
MHI	MWT102/2.4	2.4	1	2
Suzlon	S88	2.1	325	681
Vestas	NM48	0.7	3	2
Vestas	V47	0.7	34	22
Vestas	V82	1.7	98	161
Vestas	V126/3.45	3.45	14	48
Vestas	V136/3.6	3.6	109	392
Vestas	V136/3.8	3.8	38	144
Total			3,943	7,734
Renewables focuses on ensuring solar projects deliver the lowest cost of energy safely. This requires detailed information on first cost, long term performance and reliability of project components including solar panels, trackers and inverters – particularly as technology continues to advance. Renewables relies upon a wide network of experienced solar industry consultants to provide expert advice on project development, performance specifications, manufacturing quality assurance and equipment selection. These consultants range from Tetra Tech Inc. for environmental permitting support, to companies such as DNV GL, Clean Energy Associates, and PI Berlin to advise on energy estimation, equipment performance expectations, and equipment quality audits.
The Renewables meteorology team supports the commercial development of wind and solar energy projects in Renewables’ pipeline by performing a wide variety of detailed investigations and analyses to characterize the expected wind and solar energy production from a proposed wind farm or solar plant in its pre-construction phase of development. These investigations include measuring the wind or solar resource with several well-equipped meteorological masts and using energy modeling software packages that characterize the gross energy and relevant losses. For wind projects, state of the art laser-based and acoustic-based remote sensing equipment and computational fluid dynamics modeling software are used. The Renewables fleet of measurement masts consists of approximately 100 wind meteorological towers and 12 solar meteorological stations that are currently in operation. Additionally, a total of six light detecting and ranging and six sonic detecting and ranging remote sensing devices are deployed or available for deployment at sites across the United States to support wind project development. These remote sensing devices allow hub-height wind speed measurement from a ground-based sensor that can be rapidly deployed and moved as the project matures or changes in nature. The resulting pre-construction energy production estimates that utilize these measurements have been shown to be accurate in a multi-year internal study that compares results to actual, operational data at wind plants in a benchmarking analysis. This study provides a critical feedback loop that is used to define methodology requirements for future pre-construction energy production estimates to ensure confidence in project investment. Renewables’ commitment to obtaining robust atmospheric measurement is driven by a company culture that values business case confidence and understands the role that accurate meteorological data plays in the pursuit of this goal.

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
With respect to Networks’ regulated electric utilities in Maine, New York and Connecticut, the FERC governs the return on equity, or ROE, on all transmission assets in Maine and Connecticut and certain New York TransCo assets in New York. The FERC also oversees the rates, terms and conditions of the transmission of electric energy in interstate commerce, interconnection service in interstate commerce (which applies to independent power generators, for example) and the rates, terms and conditions of wholesale sales of electric energy in interstate commerce. This includes cost-based rates, market-based rates and the operations of regional capacity and electric energy markets in New England administered by an independent entity, ISO New England, Inc., or ISO-NE, and in New York, administered by the New York Independent System Operator, Inc., or NYISO. The FERC approves CMP's, UI's and New York TransCo's regulated electric utilities transmission revenue requirements. Wholesale electric transmission revenues are recovered through formula rates that are approved by the FERC. CMP’s, MEPCO’s and UI’s electric transmission revenues are recovered from New England customers through charges that recover costs of transmission and other transmission-related services provided by all regional transmission owners. NYSEG’s and RG&E’s electric transmission revenues are recovered from New York customers through charges that recover the costs of transmission and other transmission-related services provided by all transmission owners in New York. Several of our affiliates have been granted authority to engage in sales at market-based rates and blanket authority to issue securities and have also been granted certain waivers of the FERC reporting and accounting regulations available to non-traditional public utilities; however, we cannot be assured that such authorizations or waivers will not be revoked for these affiliates or will be granted in the future to other affiliates.
Pursuant to a series of orders involving the ROE for regionally planned New England electric transmission projects, the FERC established a base-level transmission ROE of 11.14%, as well as providing a 50-basis point ROE adder on Pool Transmission Facilities for participation in the regional transmission organization, or RTO, for New England and a 100-basis point ROE incentive for projects included in the ISO-NE Regional System Plan that were completed and on line as of December 31, 2008. Certain other transmission projects received authorization for incentives up to 125 basis points.
Since 2011, several parties have filed four separate complaints with the FERC against ISO-NE and several New England transmission owners, or NETOs, including UI, CMP and MEPCO, claiming that the current approved base ROE of 11.14% was not just and reasonable, seeking a reduction of the base ROE and a refund to customers for the 15-month refund periods beginning October 1, 2011 (Complaint I), December 27, 2012 (Complaint II), July 31, 2014 (Complaint III) and April 29, 2016 (Complaint IV). ). For more information on this matter see Note 14 of our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K, which information is incorporated herein by reference.
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
State Regulation
Networks’ regulated utilities are subject to regulation by the applicable state public utility commissions, including with regard to their rates, terms and conditions of service, issuance of securities, purchase or sale of utility assets and other accounting and operational matters. NYSEG and RG&E are subject to regulation by the NYPSC; CMP and MNG are subject to regulation by the MPUC; UI, SCG and CNG are subject to regulation by the PURA; and BGC is subject to regulation by the DPU. The NYPSC, MPUC and the Connecticut Siting Council, or CSC, exercise jurisdiction over the siting of electric transmission lines in their respective states, and each of the NYPSC, MPUC, PURA and DPU exercise jurisdiction over the approval of certain mergers or other business combinations involving Networks’ regulated utilities. In addition, each of the utility commissions has the authority to impose penalties on these regulated utilities, which could be substantial, for violating state utility laws and regulations and their orders. In June 2019, the New York State legislature passed a new law titled the Climate Leadership and Community Protection Act, or CLCPA, which could have significant impacts on the operations of electric and gas utilities in New York. A Climate Action Council has been formed consistent with the CLCPA, and that Council will be providing guidance to New York State in reaching aggressive renewable and emission reduction goals delineated in the CLCPA.
Networks’ regulated distribution utilities deliver electricity and/or natural gas to all customers in their service territory at rates established under cost of service regulation. Under this regulatory structure, Networks’ regulated distribution utilities file rate cases to recover the cost of providing distribution service to their customers based on its costs and earn a return on their capital investment in utility assets. For more information on our regulated utilities’ most recent rate cases and other regulatory matters see Note 5 of our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K, which information is incorporated herein by reference.
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
Environmental, Health and Safety
Permitting and Other Regulatory Requirements
Networks. Similar to Renewables, Networks’ distribution utilities in New York, Maine, Connecticut and Massachusetts are subject to numerous federal, state and local laws and regulations in connection with the environmental, health and safety effects of its operations. The distribution utilities of Networks are subject to regulation by the applicable state public utility commission with respect to the siting and approval of electric transmission lines, with the exception of UI, the siting of whose transmission lines is subject to the jurisdiction of the CSC, and with respect to pipeline safety regulations for intrastate gas pipeline operators.
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
Before the environmental best practices laws and regulations were implemented in the last quarter of the 20th century, utility companies, including Networks’ subsidiaries, often disposed of residues from operations by depositing or burying them on-site or at off-site landfills or other facilities. Typical materials disposed of included coal gasification byproducts, fuel oils, ash and other materials that might contain PCBs or otherwise be hazardous. In recent years it was determined that such disposal practices, under certain circumstances, can cause groundwater contamination.
Renewables. Renewables’ projects are subject to numerous federal, state and local environmental review and permitting requirements. Whether a project is sited onshore or offshore dictates the complexity of the permitting framework.
Many states where Renewables’ projects are located have laws that require state agencies to evaluate the environmental impacts of a proposed project prior to granting state permits or approvals. Generally, state agencies evaluate similar issues as federal agencies, including the project’s impact on wildlife, historic or cultural sites, aesthetics, wetlands and water resources, agricultural operations and scenic areas. States may impose different or additional monitoring or mitigation requirements than federal agencies. Additional approvals may be required for specific aspects of a project, such as stream or wetland crossings, impacts to designated significant wildlife habitats, storm water management and highway department authorizations for oversize loads and state road closings during construction. Permitting approvals related to transmission lines may be required in certain cases.
Renewables’ projects also are subject to local environmental and regulatory requirements, including county and municipal land use, zoning, building and transportation requirements. Permitting at the local municipal or county level often consists of obtaining a special use or conditional use permit under a land use ordinance or code, or, in some cases, rezoning is required for a project. Obtaining a permit usually requires that Renewables demonstrate that the project will conform to certain development standards specified under the ordinance so that the project is compatible with existing land uses and protects natural and human environments. Local or state regulatory agencies may require modeling and measurement of permissible sound levels in connection with the permitting and approval of Renewables’ projects. Local or state agencies also may require Renewables to develop decommissioning plans for dismantling the project at the end of its functional life and establish financial assurances for carrying out the decommissioning plan.
In addition to permits required under state and local laws, Renewables’ projects may be subject to permitting and other regulatory requirements under federal law. For example, if an offshore wind project is sited in federal waters (beyond the 3 nautical mile state jurisdictional line), the project will require approval from the Department of Interior’s Bureau of Ocean Energy Management, or BOEM as well as other federal cooperating agencies such as the National Oceanic and Atmospheric Administration’s National Marine Fisheries Service, the U.S. Army Corps of Engineers, or Army Corps, the Federal Aviation Administration, the Department of Defense, the U.S. Environmental Protection Agency and the U.S. Coast Guard. If an onshore project is located near wetlands, a permit may be required from the Army Corps, with respect to the discharge of dredged or fill material into the waters of the United States. The Army Corps may also require the mitigation of any loss of wetland functions and values that accompanies the project’s activities. Renewables may be required to obtain permits under the federal Clean Water Act for water discharges, such as storm water runoff associated with construction activities, and to follow a variety of best management practices to ensure that water quality is protected and impacts are minimized. Renewables’ projects also may be located, or partially located, on lands administered by the U.S. Bureau of Land Management, or BLM. Therefore, Renewables may be required to obtain and maintain BLM right-of-way grants for access to, or operations on, such lands. To obtain and maintain a grant, there must be environmental reviews conducted, a plan of development implemented and a demonstration that there has been compliance with the plan to protect the environment, including measures to protect biological, archeological and cultural resources encountered on the grant.
Renewables’ projects may be subject to requirements pursuant to the Endangered Species Act, or ESA, and analogous state laws. For example, federal agencies granting permits for Renewables’ projects consider the impact on endangered and threatened species and their habitat under the ESA, which prohibits and imposes stringent penalties for harming endangered or threatened species and their habitats. Renewables’ projects also need to consider the Migratory Bird Treaty Act, or MBTA, and the Bald and Golden Eagle Protection Act, or BGEPA, which protect migratory birds and bald and golden eagles and are administered by the U.S. Fish and Wildlife Service. Criminal liability can result from violations of the MBTA and the BGEPA. For example, the U.S. Department of Justice, or DOJ, has previously enforced substantial penalties and mitigation measures against two large wind farm operators, pursuant to which those operators pled guilty to criminal violations of the MBTA.
In addition to regulations, voluntary wind turbine siting guidelines for onshore wind projects established by the U.S. Fish and Wildlife Service, or USFWS, set forth siting, monitoring and coordination protocols that are designed to support wind development in the United States while also protecting both birds and bats and their habitats. These guidelines include provisions for specific monitoring and study conditions which need to be met in order for projects to be in adherence with these voluntary guidelines. Most states also have similar laws. Because the operation of wind turbines may result in injury or fatalities to birds and bats, federal and state agencies often recommend or require that Renewables conduct avian and bat risk assessments prior to issuing permits for its projects. They may also require ongoing monitoring or mitigation activities as a condition to approving a project.
Similarly, BOEM has established survey guidelines for renewable energy development, including avian surveys in coordination with the USFWS. BOEM will use the data from the offshore marine surveys to evaluate the impacts of construction, installation and operation of meteorological towers, buoys, export and inter-array cables, wind turbine generators and supporting structures on physical, biological, and socioeconomic resources, as well as the seafloor and sub-seafloor conditions. The information will be used by BOEM, other federal agencies and potentially affected states in the preparation of National Environmental Policy Act documents, for consultations and other regulatory requirements.
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
We are continuously evaluating the regulatory risks and regulatory uncertainty presented by climate change and greenhouse gas emission. Such concerns could potentially lead to additional rules and regulations as well as requirements imposed through the ratemaking process that impact how we operate our business. We expect that any of Networks' costs for these rules, regulations and requirements would be recovered from customers.
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
In August 2016, a partial consent order was issued by DEEP related to the investigation and remediation of the English Station site. The consent order requires UI to investigate and remediate certain environmental conditions within the perimeter of the English Station site. Under the consent order, to the extent that the cost of this investigation and remediation is less than $30 million, UI is required to remit to the State of Connecticut the difference between such cost and $30 million to be applied to a public purpose as determined in the discretion of the Governor of the State of Connecticut, the Attorney General of the State of Connecticut and the Commissioner of DEEP. However, UI is obligated to comply with the consent order even if the cost of such compliance exceeds $30 million. The state may discuss options with UI on recovering or funding any cost above $30 million, such as through public funding or recovery from third parties, however it is not bound to agree to or support any means of recovery or funding. UI has initiated its process to investigate and remediate the environmental conditions within the perimeter of the English Station site pursuant to the consent order.
See information on infrastructure protection and cyber security measures in "Properties" in Item 1 of this Annual Report on Form 10-K.
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
Renewables sells the majority of its output to large investor-owned utilities, public utilities and other credit-worthy entities. Additionally, Renewables generates and provides power, among other services, to federal and state agencies, institutional retail and joint action agencies. Offtakers typically purchase renewable energy from Renewables through long-term PPAs, allowing Renewables to limit its exposure to market volatility. Approximately 67% of Renewables’ wind generating capacity is fully committed under PPAs as of December 31, 2020, with an average duration of 9.0 years. Renewables also delivers thermal output to wholesale customers in the Western United States.
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
Properties
Networks
The following table sets forth certain information relating to Networks’ electricity generation facilities and their respective locations, type and installed capacity as of December 31, 2020. Unless noted otherwise, Networks owns each of these facilities and all our generating properties are regulated under cost of service regulation.

Operating Company	Facility Location	Facility Type	Installed Capacity (in MW)	Year(s) Commissioned
NYSEG	Newcomb, NY	Diesel Turbine	4.3	1967, 2017
NYSEG	Blue Mountain, NY	Diesel Turbine	2.0	2019
NYSEG	Long Lake, NY	Diesel Turbine	2.0	2019
NYSEG	Eastern New York (6 locations)	Hydroelectric	61.4	1921—1986
RG&E	Rochester, NY (3 locations)	Hydroelectric	57.1	1917—1960
UI is also party to a 50-50 joint venture with certain affiliates of Clearway Energy, Inc. in GCE Holding LLC, whose wholly-owned subsidiary, GenConn, operates two 188 MW peaking generation plants, GenConn Devon and GenConn Middletown, in Connecticut.
The following table sets forth certain operating data relating to the electricity transmission and distribution activities of each of Networks’ regulated utilities as of December 31, 2020:

Utility	State	Substations	Transmission Lines (in miles)	Overhead Distribution Lines (in pole miles)	Underground Lines (in miles)	Total Distribution (in miles)
NYSEG	New York	430	4,549	32,228	2,960	35,188
RG&E	New York	156	1,094	5,944	2,960	8,904
CMP	Maine	205	2,952	21,834	1,585	23,419
UI	Connecticut	28	138	2,887	753	3,640
Total		819	8,733	62,893	8,258	71,151

The following table sets forth certain operating data relating to the natural gas transmission and distribution activities of each of Networks’ regulated utilities, as of December 31, 2020:

Utility	State	Transmission Pipeline (in miles)	Distribution Pipeline (in miles)
NYSEG	New York	20	8,382
RG&E	New York	105	8,999
MNG	Maine	2	225
SCG	Connecticut	—	2,492
CNG	Connecticut	—	2,204
BGC	Massachusetts	—	766
Total		127	23,068
CNG owns and operates an LNG plant which can store up to 1.2 Bcf of natural gas and can vaporize up to 100,000 Dth per day of LNG to meet peak demand. SCG has contract rights to and operates a similar plant, which is owned by an affiliate that can also store up to 1.2 Bcf of natural gas. SCG’s LNG facilities can vaporize up to 82,000 Dth per day of LNG to meet peak demand. SCG and CNG have also contracted for 20.6 Bcf of storage with a maximum peak day delivery capability of 216,000 Dth per day.
Renewables
The following table sets forth Renewables’ portfolio of wind projects as of December 31, 2020. Unless noted otherwise, Renewables wholly owns each of these facilities.

Location	Wind Project	Turbines	Total Installed Capacity (MW)	Commercial Operation Date	North American Electric Reliability Corporation (NERC) Region
Arizona	Dry Lake I	30 (Suzlon S88, 2.1 MW)	63	2009	WECC
	Poseidon Wind (1)	15.5 (Suzlon, 2.1 MW)	33	2010	WECC
California	Dillon	45 (Mitsubishi, 1 MW)	45	2008	WECC
	Manzana	126 (GE, 1.5 MW)	188	2011	WECC
	Mountain View III	34 (Vestas V47, 0.66 MW)	22	2020	WECC
	Phoenix Wind Power	3 (Vestas, 0.66 MW)	2	1999	WECC
	Shiloh	100 (GE, 1.5 MW)	150	2006	WECC
	Tule	57 (GE, 2.3 MW)	130	2017	WECC
Colorado	Colorado Green	100 (GE, 1.5 SLE RP1.62 MW)	162	2003	WECC
	Twin Buttes	50 (GE, 1.5 MW)	75	2007	WECC
	Twin Buttes II	30 (Gamesa G114, 2.10 MW); 6 (Gamesa G114, 2.0 MW)	75	2017	WECC
Illinois	Providence Heights	36 (Gamesa G87, 2.0 MW)	72	2008	MRO
	Streator Cayuga Ridge South	150 (Gamesa, 2.0MW)	300	2010	MRO
	Otter Creek	17 (Vestas, 3.8 MW); 4 (Vestas, 3.5 MW)	158	2020	MRO
Iowa	Barton	80 (Gamesa, 2.0 MW)	160	2009	MRO
	Flying Cloud	29 (GE, 1.5 MW)	44	2004	MRO
	New Harvest	50 (Gamesa G87, 2.0W)	100	2012	MRO
	Top of Iowa II	40 (Gamesa G87, 2.0 MW)	80	2008	MRO
	Winnebago I	10 (Gamesa G87, 2.0 MW)	20	2008	MRO
Kansas	Elk River	100 (GE, 1.5 MW)	150	2005	MRO
Massachusetts	Hoosac	19 (GE, 1.5 MW)	29	2012	NPCC
Minnesota	Elm Creek	66 (GE, 1.5 MW)	99	2008	MRO
	Elm Creek II	62 (Mitsubishi, 2.4)	149	2010	MRO
	MinnDakota	100 (GE, 1.5 MW)	150	2008	MRO
	Moraine I	34 (GE, 1.5 MW)	51	2003	MRO
	Moraine II	33 (GE, 1.5 MW)	50	2009	MRO
	Trimont	67 (GE, 1.5 SLE RP1.62 MW)	107	2020	MRO
Missouri	Farmers City	72 (Gamesa G87, 2.0 MW)	144	2009	MRO

Location	Wind Project	Turbines	Total Installed Capacity (MW)	Commercial Operation Date	North American Electric Reliability Corporation (NERC) Region
New Hampshire	Groton	24 (Gamesa G87, 2.0 MW)	48	2012	NPCC
	Lempster	12 (Gamesa G87, 2 MW)	24	2008	NPCC
New Mexico	El Cabo	140 (Gamesa G114, 2.1 MW); 2 (Gamesa G114, 2.0 MW)	298	2017	WECC
	La Joya	76 (GE 2.85, 2.85 MW); 34 (Gamesa G114, 2.6 MW)	304	2021	WECC
New York	Hardscrabble	37 (Gamesa G90, 2.0 MW)	74	2011	NPCC
	Maple Ridge I(2)	70 (Vestas V82, 1.65 MW)	116	2006	NPCC
	Maple Ridge II(2)	27 (Vestas V82, 1.65 MW)	45	2006	NPCC
	Roaring Brook	5 (Gamesa G114, 2.625); 8 (Gamesa G145, 4.5); 3 (Gamesa G145, 4.2)	62	2021	NPCC
North Carolina	Desert Wind	104 (Gamesa G114, 2.0 MW)	208	2016	SERC
North Dakota	Rugby	71 (Suzlon S88, 2.1 MW)	149	2009	MRO
Ohio	Blue Creek	152 (Gamesa G90 – 2.0 MW)	304	2012	RFC
Oregon	Hay Canyon	48 (Suzlon S88, 2.1 MW)	101	2009	WECC
	Klondike I	16 (GE, 1.5 S – 1.5 MW)	24	2001	WECC
	Klondike II	50 (GE, 1.5 SLE RP1.62 MW)	81	2020	WECC
	Klondike III	44 (Siemens, 2.3 MW); 80 (GE, 1.5 SLE, 1.5 MW); 1 (Mitsubishi, 2.4 MW)	224	2007	WECC
	Klondike IIIa	51 (GE, 1.5 MW)	77	2008	WECC
	Leaning Juniper II	74 (GE, 1.5 MW); 42 (Suzlon, 2.1 MW)	199	2011	WECC
	Montague	51 (Vestas, 3.6 MW); 5 (Suzlon, 3.45 MW)	201	2019	WECC
	Pebble Springs	47 (Suzlon, 2.1 MW)	99	2009	WECC
	Star Point	47 (Suzlon, 2.1 MW)	99	2010	WECC
Pennsylvania	Casselman	23 (GE, 1.5 MW)	35	2008	RFC
	Locust Ridge I	13 (Gamesa G87, 2.0)	26	2006	RFC
	Locust Ridge II	50 (Gamesa G87, 2.0 MW)	100	2009	RFC
	South Chestnut	22 (Gamesa, 2.0 MW)	44	2012	RFC
South Dakota	Buffalo Ridge I	24 (Suzlon, 2.1 MW)	50	2009	MRO
	Buffalo Ridge II	105 (Gamesa G87, 2.0 MW)	210	2010	MRO
	Coyote Ridge (3)	35 (GE, 2.52 MW); 4 (GE, 2.3 MW)	20	2019	MRO
	Tatanka Ridge (3)	1 (GE, 2.3 MW); 4 (GE, 2.3 MW)	23	2021	MRO
Texas	Baffin	101 (Gamesa G97, 2.0 MW)	202	2015	TRE
	Barton Chapel	60 (Gamesa, 2.0 MW)	120	2009	TRE
	Karankawa	93 (GE, 2.52 MW); 22 (GE, 2.3 MW); 9 (GE, 2.5 MW)	307	2019	TRE
	Patriot	58 (Vestas, 3.6 MW); 5 (Vestas, 3.45 MW)	226	2019	TRE
	Peñascal I	84 (Mitsubishi, 2.4 MW)	202	2009	TRE
	Peñascal II	83 (Mitsubishi, 2.4 MW)	199	2010	TRE
Vermont	Deerfield	7 (Gamesa G87, 2.0 MW); 8 (Gamesa G97, 2.0 MW)	30	2017	NPCC
Washington	Big Horn I	133 (GE, 1.5 MW)	200	2006	WECC
	Big Horn II	25 (Gamesa, 2.0 MW)	50	2010	WECC
	Juniper Canyon	62 (Mitsubishi, 2.4 MW)	149	2011	WECC
(1)Jointly owned with Axium; capacity amounts represent only Renewables’ share of the wind farm.
(2)Jointly owned with Horizon Wind Energy; capacity amounts represent only Renewables’ share of the wind farm.
(3)Jointly owned with WEC Infrastructure; capacity amounts represent only Renewables’ share of the wind farm.

Additionally, set forth below are the solar and thermal facilities operated by Renewables as of December 31, 2020. Unless otherwise noted, Renewables owns each facility.

Facility	Location	Type of Facility	Installed Capacity (MW) (3)	Commercial Operation Date
Poseidon Solar (1)	Pinal County, Arizona	Solar	12	2011
San Luis Valley Solar Ranch (2)	Alamosa County, Colorado	Solar	35	2012
Gala Solar	Deschutes County, Oregon	Solar	70	2017
Wy’East Solar	Sherman County, Oregon	Solar	13	2018
Klamath Cogeneration	Klamath Falls, Oregon	Thermal	536	2001
Klamath Peakers	Klamath Falls, Oregon	Thermal	100	2009
(1)Jointly owned with Axium; capacity amounts represent only Renewables' share of the solar project.
(2)Operated pursuant to a sale-and-leaseback agreement.
(3)Previously reported in MWac. Reported in MWdc starting in 2020.
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
In an effort to reduce our vulnerability to cyber-attacks, the AVANGRID board appointed a senior officer responsible for security (chief security officer) and we have established a dedicated corporate security office, responsible for improving and coordinating security across the company, who regularly reports to the Audit and Compliance Committee of the AVANGRID board on security matters. We have adopted a comprehensive company-wide physical and cyber security program, which is supported by a governance program to manage, oversee and assist us in meeting our corporate, legal and regulatory responsibilities with regard to the protection of our cyber, physical and information assets.
However, as threats evolve and grow increasingly more sophisticated, we cannot ensure that a potential security breach may not occur or quantify the potential impact of such an event. We continue to invest in technology, processes, security measures and services to predict, detect, mitigate and protect our assets, both physical and cyber. These investments include upgrades to our cyber-infrastructure assets, network architecture and physical security measures, and compliance with emerging industry best practice and regulation. See the risk factor “Security breaches, acts of war or terrorism, grid disturbances or unauthorized access could negatively impact our business, financial condition and reputation” under Item 1A - Risk Factors.
Human Capital Resources
Our industry – like our world – is ever-changing, from the pace of innovation to the priorities of our workforce and stakeholders. Our vision is to be a destination where talented and committed people want to build long-term careers. We support a culture that emphasizes continuous improvement and innovative ideas that challenge the status quo and drive performance. We believe innovation thrives within a healthy and sustainable employee community full of diverse perspectives, which results in better ideas, better products and better service.
To meet the challenges of the future, we are dependent on each of us being safe, empowered, and enabled to bring our unique perspectives and personal best to the workplace every day.
As a purpose-driven organization, we believe sustainable growth requires a diverse and inclusive workplace built on individual accountability and commitment to serving others. We are continuing to invest in initiatives that unleash individual potential, value and reward performance, champion well-being, and foster meaningful connections between each another and the communities we serve.

Demographics
As of December 31, 2020, we employed 7,031 full-time employees, with approximately 49% of our employees represented by a collective bargaining agreement. Virtually all of our employees are full-time. During fiscal year 2020, we hired and onboarded 907 employees. Our voluntary turnover rate was 3.6% in the fiscal year ended December 31, 2020.
Diversity, Equity and Inclusion
Diversity, Equity and Inclusion, or DE&I, is a business imperative for us, as we believe that it is key to our future success. We strive to build and sustain a diverse workforce with a rich mix of differences, inclusive workplaces where each of us feel valued and connected, with equitable opportunities to grow and develop - no matter where we work. We have focused our DE&I initiatives on increasing diverse representation especially in positions of authority, removing barriers, promoting equitable opportunities to grow and develop and building community by establishing tangible pathways for connection with others inside and outside AVANGRID.
During 2020, AVANGRID became a member of the Paradigm for Parity coalition, which is comprised of business leaders, board members and academics committed to addressing the corporate leadership gender gap, and the CEO Action for Diversity & Inclusion, a CEO-driven business commitment to advance diversity and inclusion in workplace. These public initiatives bring business leaders together to commit to specific goals within the workplace – from gender parity to a willingness to have challenging conversations at work. We also established a DE&I Council made up of executive and Business Resource Group leaders to provide steerage and support of our DE&I strategy. We also expanded our Business Resource Groups, adding Pride@ AVANGRID, the AVANGRID African American Council for Excellence (AAACE) and the Hispanic Organization for Leadership and Awareness (¡Hola!). Our Management Committee and their direct reports also engaged in workshops about race and racism facilitated by external training resources. As of December 31, 2020, the approximate demographic breakdowns of our workforce are as follows:

	% of Total
Ethnicity	All Employees	Senior Leadership
American Indian or Alaska Native	0.3%	0.3%
Asian	2.4%	2.3%
Black or African American	6.0%	2.3%
Hispanic or Latino	6.3%	7.0%
Hawaiian Native or other Pacific Islander	0.0%	0.0%
Two or more races	1.1%	2.0%
White	76.5%	70.5%
Not reported	7.4%	15.6%

	Women	Men
All Employees	28.0%	72.0%
Senior Leadership	29.1%	70.9%
Health and Safety
Safety is a core value of AVANGRID. Providing a safe and healthy workplace is our commitment to our employees, communities, customers and investors. Daily emphasis on the importance of a safe workplace – and everyone’s role in supporting it – builds employee confidence, motivation and productivity. A safe workplace encourages an environment where creativity and innovation can flourish.
AVANGRID continuously works to embed a safety culture initiative across the company. In addition to the ongoing safety training and awareness programs, we use Safety Excellence Awards and the Spot Recognition Program to recognize exemplary and proactive safety behavior. These programs build critical skills for managers and supervisors to instill and boost engagement with a learning and improving culture for all employees.
A true culture of health and safety is dependent on not only a strong safety program, but also a program that focuses on employee well-being. Healthier employees are at lower risk of injury from industrial exposure and perform work more safely with lower rates of absenteeism. AVANGRID’s Health and Well-being program focuses on the physical, emotional, social and financial health of our employees. We provide a wellness portal that all employees and family members can access on their phones to manage their health and wellbeing and participate in activity challenges and other wellbeing activities. We also provided onsite prevention and risk reduction programs, such as biometric screenings and flu shots. Our employees’ financial health is equally important so we have developed programs for financial education and advisory services.
During the early stages of the COVID-19 pandemic, AVANGRID formed a cross-functional COVID-19 Crisis Management Team that has been leading and coordinating AVANGRID’s overall response. This team leads efforts to develop and monitor mitigation and business continuity plans; track all relevant state and local government guidelines, directives and regulations; develop and adopt work-from-home plans where possible; implement safe working protocols; assess appropriate return-to-office protocols; and provide timely and transparent communications to key stakeholders. In response to the COVID-19 pandemic, AVANGRID provided benefits to its employees to cover the cost of COVID-19 testing, promoted its telehealth benefits, expanded its employee assistance and well-being plans and provided supplemental paid leave for quarantined employees.
Engaging our talent
In 2020, AVANGRID continued its dialogue with employees on their ideas about areas of organizational strength and opportunities to improve our culture and work environment. To understand the employee feedback in response to "The Loop" survey, our annual employee engagement survey, AVANGRID identified engagement leads who were responsible for promoting survey awareness and participation, as well as assisting broader groups of managers and business leaders in the analysis of survey data and in planning specific actions to address the opportunity areas with employees. Action plans were created at both the department and organization levels, and commitments were shared broadly so that employees would know how their feedback was being acted upon and understood. While this is an ongoing effort and there is more to be done, employee engagement increased 9% over the previous year.
Growing our talent
We invest in developing the talent needed to remain at the forefront of innovation and make AVANGRID a destination where talented and committed people want to build long-term careers. We encourage the personal and professional development of our employees through leadership preparation and high potential programs, technical and on-the-job training and learning and education opportunities.
Our employees provide the energy and innovation that drive AVANGRID. That is why it is a priority to attract and develop a highly engaged workforce with quality training and development resources. During 2020, we developed leadership succession and talent management plans to help grow and develop our internal talent to meet future needs, while continuing to develop first-class early career programs to help secure the right people in the right roles with the right skills for a sustainability business. We also deployed modern training and development solutions that leverage new technologies to help fuel our employees’ desire to grow and meet the needs of our customers, while enacting leadership and professional development solutions to help enhance skills and capability now and in the future.
Compensation and benefits
AVANGRID’s compensation programs are designed to align the compensation of our employees with AVANGRID’s performance and are designed to attract, retain and motivate employees to achieve superior results. The structure of our compensation programs balances competitive fixed compensation and variable pay to reward performance by:
•Providing base pay that is consistent with employee positions, skill levels, experience, knowledge and geographic location.
•Evaluating the effectiveness and competitiveness of our executive compensation and benefit programs and benchmarking ourselves against our peers within our industry.
•All employees being eligible for health insurance, paid and unpaid leave, retirement savings plans and life and disability plans.
•Offering a comprehensive set of benefits that allow employees to choose programs that meet their individual needs, including flexible time-off, telemedicine, adoption assistance, back-up child/elder care, and physical, mental and financial wellness programs.
For information on the risks related to our human capital resources, see Item 1A - Risk Factors.
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

Information about AVANGRID’s environmental, social and governance performance and sustainability reporting is also available on our website www.avangrid.com. under the heading “Sustainability.” Information contained on our website is not incorporated herein.
The Company may use its website and/or social media outlets, such as Facebook and Twitter, as distribution channels of material company information. Financial and other important information regarding the Company is routinely posted on and accessible through the Company’s website at www.avangrid.com, its Facebook page at https://www.facebook.com/Avangrid/ and its Twitter account @AVANGRID. In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting the Investor Relations section of www.avangrid.com.
Item 1A. Risk Factors
PNMR Merger Risk Factors
There is no assurance when or if the proposed PNMR Merger will be completed.
Completion of the proposed Merger is subject to the satisfaction or waiver of a number of conditions as set forth in the Merger Agreement, including certain regulatory approvals and other customary closing conditions. There can be no assurance that the conditions to completion of the proposed Merger will be satisfied or waived or that other events will not intervene to delay or result in the failure to close the proposed Merger. In addition, each of AVANGRID and PNMR may unilaterally terminate the Merger Agreement under certain circumstances set forth in the Merger Agreement, and AVANGRID and PNMR may agree at any time to terminate the Merger Agreement, even though PNMR's shareholders have already approved the proposed Merger and the other transactions contemplated by the Merger Agreement. The Merger Agreement provides for certain customary termination rights. If we were to terminate the Merger Agreement under certain circumstances, we could incur significant costs (including, without limitation, the payment of the termination fee and out-of-pocket fees and expenses).
AVANGRID and PNMR may be unable to obtain the regulatory approvals required to complete the proposed Merger.
In addition to other conditions set forth in the Merger Agreement, completion of the proposed Merger is conditioned upon the receipt of various state and U.S. federal regulatory approvals including, but not limited to, approval by the Public Utility Commission of Texas, or PUCT, the New Mexico Public Regulation Commission, or NMPRC, the FERC, the Federal Communications Commission, or FCC, the Committee on Foreign Investment in the United States, or CFIUS, the Nuclear Regulatory Commission, or NRC, and under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. AVANGRID and PNMR have made or will make various filings and submissions and are pursuing all required consents, orders and approvals in accordance with the Merger Agreement. These consents, orders and approvals may impose conditions on or require divestitures relating to the divisions, operations or assets of AVANGRID and PNMR or may impose requirements, limitations or costs or place restrictions on the conduct of the combined company’s business, and if such consents, orders and approvals require an extended period of time to be obtained, such extended period of time could increase the chance that an event occurs that constitutes a material adverse effect with respect to PNMR and thereby may allow AVANGRID an opportunity not to consummate the proposed Merger. Such extended period of time also may increase the chance that other adverse effects with respect to AVANGRID or PNMR could occur, such as the loss of key personnel.
The Merger Agreement requires AVANGRID and PNMR, among other things, to accept conditions, divestitures, requirements, limitations, costs or restrictions that may be imposed by regulatory entities, subject to the burdensome effect provisions in the Merger Agreement. Such conditions, divestitures, requirements, limitations, costs or restrictions may jeopardize or delay consummation of the proposed Merger, reduce the benefits that may be achieved from the proposed Merger or result in the abandonment of the proposed Merger. Further, no assurance can be given that the required consents, orders and approvals will be obtained or that the required conditions to closing the proposed Merger will be satisfied, and, even if all such consents, orders and approvals are obtained and such conditions are satisfied, no assurance can be given as to the terms, conditions and timing of such consents, orders and approvals.
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
AVANGRID will incur substantial transaction fees and costs in connection with the proposed PNMR Merger.
AVANGRID has incurred, and expects to incur additional, material non-recurring expenses in connection with the proposed Merger and consummation of the transactions contemplated by the Merger Agreement. Additional unanticipated costs may be incurred in the course of coordinating the businesses of AVANGRID and PNMR after consummation of the proposed Merger. Even if the proposed Merger is not consummated, AVANGRID may need to pay certain pre-tax costs relating to the proposed Merger incurred prior to the date the proposed Merger was abandoned, such as legal, accounting, financial advisory and filing fees. Additionally, if the proposed Merger is not consummated within the expected timeframe, such delay may materially adversely affect the benefits that AVANGRID may achieve as a result of the proposed Merger and could result in additional pre-tax transaction costs, loss of revenue or other effects associated with uncertainty about the proposed Merger. Satisfying the conditions to, and consummation of, the proposed Merger may take longer than, and could cost more than, AVANGRID expects.
AVANGRID may be unable to integrate PNMR successfully, and AVANGRID may not experience the growth being sought from the proposed Merger.
AVANGRID and PNMR have operated and, until the consummation of the proposed Merger will continue to operate, independently. Coordinating certain aspects of the operations and personnel of PNMR with AVANGRID after the consummation of the proposed Merger will involve complex operational, technological and personnel-related challenges, which may be made more difficult in light of the COVID-19 pandemic. This process will be time-consuming and expensive, may disrupt the businesses of either or both of the companies and may reduce the growth opportunities sought from the Merger. The potential difficulties, and resulting costs and delays, include examples such as:
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
AVANGRID may be materially adversely affected by negative publicity related to the proposed PNMR Merger and in connection with other matters.
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
The market value of AVANGRID common stock could decline if its existing shareholders sell large amounts of its common stock in anticipation of or following the PNMR Merger, and the market prices of AVANGRID common stock and debt securities may be affected by factors following the Merger that are different from those affecting the market prices for AVANGRID’s common stock and debt securities prior to the Merger.
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
The PNMR Merger may not positively affect AVANGRID’s results of operations and/or may cause a decrease in its earnings per share, which may negatively affect the market price of AVANGRID common stock and debt securities.
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
AVANGRID may incur additional indebtedness in connection with the PNMR Merger. As a result, it may be more difficult for AVANGRID to pay or refinance its debts or take other actions, and AVANGRID may need to divert cash to fund debt service payments.
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
The Merger will increase our goodwill and other intangible assets.
Following the Merger, we may have a significant amount of goodwill and other intangible assets on our consolidated financial statements that could be subject to impairment based upon future adverse changes in our business or prospects. The impairment of any goodwill and other intangible assets may have a negative impact on our consolidated results of operations.
Any litigation filed against PNMR and the members of the PNMR board of directors could result in the payment of damages following completion of the Merger or prevent or delay completion of the Merger.
In connection with the Merger, purported shareholders of PNMR have filed lawsuits against PNMR and the members of the PNMR board of directors under the federal securities laws, challenging the adequacy of the disclosures made in PNMR’s proxy statement in connection with the Merger or otherwise.
The outcome of any such litigation is uncertain. If a dismissal is not granted or a settlement is not reached, the lawsuits could prevent or delay completion of the Merger and result in substantial costs to AVANGRID, including any costs associated with indemnification of PNMR's directors and officers. Additional lawsuits may be filed against PNMR or the directors and officers of PNMR in connection with the Merger. The defense or settlement of any lawsuit or claim that remains unresolved at the time the Merger is consummated may adversely affect the combined company’s business, financial condition, results of operations and cash flows.
The impact of severe weather conditions could negatively affect PNMR.
PNMR has large networks of electric transmission and distribution facilities. Weather conditions in the U.S. Southwest region and Texas vary and could contribute to severe weather conditions, such as wildfires or the recent severe winter weather events in Texas, in or near PNMR’s service territories. While PNMR may take certain proactive steps to mitigate the risks caused by severe weather conditions, such risks are always present and PNMR could be held liable for damages incurred as a result of severe weather conditions or as a result of wildfires caused, or allegedly caused, by their transmission and distribution systems. In addition, wildfires could cause damage to PNMR’s assets that could result in loss of service to customers or make it difficult to supply power in sufficient quantities to meet customer needs. These events could adversely affect PNMR and may materially adversely affect the results of operations, financial condition and prospects of the combined company and, consequently, the market value of AVANGRID’s common stock and debt securities.
Costs of decommissioning, remediation and restoration of nuclear and fossil-fueled power plants, as well as reclamation of related coal mines, could exceed the estimates of PNMR as well as the amounts PNMR recovers from its ratepayers, which could negatively impact PNMR.
PNMR has interests in a nuclear power plant, two coal-fired power plants and several natural gas-fired power plants and is obligated to pay its share of the costs to decommission these facilities. PNMR is also obligated to pay for its share of the costs of reclamation of the mines that supply coal to the coal-fired power plants. Likewise, other owners or participants are responsible for their shares of the decommissioning and reclamation obligations and it is important to PNMR that those parties fulfill their obligations. Rates charged by PNMR to its customers, as approved by the NMPRC, include a provision for recovery of certain costs of decommissioning, remediation, reclamation and restoration. The NMPRC has established a cap on the amount of costs for the final reclamation of the surface coal mines that may be recovered from customers. PNMR records estimated liabilities for its share of the legal obligations for decommissioning and reclamation in accordance with GAAP. These estimates include many assumptions about future events and are inherently imprecise. In the event the costs to decommission those facilities or to reclaim the mines serving the plants exceed current estimates, or if amounts are not approved for recovery by the NMPRC, they could materially and adversely affect PNMR and may materially adversely affect the results of operations, financial condition and prospects of the combined company and, consequently, the market value of AVANGRID’s common stock and debt securities.
The costs of decommissioning any nuclear or fossil power plant are substantial. PNMR is responsible for all decommissioning obligations related to its entire proportionate interest in Palo Verde Nuclear Generating Station, or PVNGS, San Juan Generating Station, or SJGS, and Four Corners Power Plant, or FCPP, including portions under lease both during and after termination of the leases, other than amounts after the consummation of PNMR’s sale of its interest in the Four Corners Power Plant (assuming that transaction closes pursuant to the purchase and sale agreement on December 31, 2024). A delay or termination of the sale of PNMR's interest in the FCPP could have a negative impact on AVAGRID's sustainability reputation.
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

Strategic Risk Factors
The success of AVANGRID depends on achieving our strategic objectives, which may be through acquisitions, joint ventures, dispositions and restructurings and failure to achieve these objectives could adversely affect our business, financial condition and prospects.
We are continuously reviewing the alternatives available to ensure that we meet our strategic objectives, which include, among other things, acquisitions, joint ventures, dispositions and restructuring. With respect to potential acquisitions, joint ventures and restructuring activities, we may not achieve expected returns, cost savings and other benefits as a result of various factors including integration and collaboration challenges such as personnel and technology. We also may participate in joint ventures with other companies or enterprises in various markets, including joint ventures where we may have a lesser degree of control over the business operations, which may expose us to additional operational, financial, legal or compliance risks. We also continue to evaluate the potential disposition of assets and businesses that may no longer help us meet our objectives or sell a stake of these assets as a way of maximizing the value of AVANGRID. When we decide to sell assets or a business, we may encounter difficulty in finding buyers or executing alternative exit strategies on acceptable terms in a timely manner, which could delay the accomplishment of our strategic objectives or be on terms less favorable than we anticipated.
We expect to invest in development opportunities in all segments of AVANGRID, but such opportunities may not be successful, projects may not commence operation as scheduled and/or within budget or at all, which could have an adverse effect on our business, financial condition and prospects.
We are pursuing additional development investment opportunities related to all segments of AVANGRID with a particular focus on additional opportunities in electric transmission, renewable energy generation and interconnections to generating resources. The development, construction and expansion of such projects involve numerous risks. Various factors could result in increased costs or result in delays or cancellation of these projects. Risks include regulatory approval processes, permitting, new legislation, citizen referendums or ballot initiatives, economic events, foreign currency risk, environmental and community concerns, negative publicity, design and siting issues, difficulties in obtaining required rights of way, construction delays and cost overruns, including delays in equipment deliveries, particularly of wind turbines or transformers, severe weather, competition from incumbent facilities and other entities, and actions of strategic partners. There may be delays or unexpected developments in completing current and future construction projects. For example, we have spent approximately $180 million and expect to invest approximately $1 billion in our NECEC project. Delays in the regulatory approval and permitting process, new legislation or citizen referendums or ballot initiatives impacting or challenging the necessary approvals and permits, and cost overruns could impact our ability to make these investments and have an adverse effect on the success of the NECEC project and our financial condition and prospects. While most of Renewables’ construction projects are constructed under fixed-price and fixed-schedule contracts with construction and equipment suppliers, these contracts provide for limitations on the liability of these contractors to pay liquidated damages for cost overruns and construction delays. These circumstances could prevent Renewables’ construction projects from commencing operations or from meeting original expectations about how much electricity it will generate or the returns it will achieve. In addition, for Renewables’ projects that are subject to PPAs, substantial delays could cause defaults under the PPAs, which generally require the completion of project construction by a certain date at specified performance levels. A delay resulting in a wind project failing to qualify for federal PTCs or ITCs could result in losses that would be substantially greater than the amount of liquidated damages paid to Renewables.
Regulatory and Legislative Risk Factors
AVANGRID is subject to substantial regulation by federal, state and local regulatory agencies and our business, results of operations and prospects may be adversely affected by legislative or regulatory changes, as well as liability under, or any future inability to comply with, existing or future regulations or requirements.
The operations of AVANGRID are subject to, and influenced by, complex and comprehensive federal, state and local regulation and legislation, including regulations promulgated by state utility commissions and the FERC. This extensive regulatory and legislative framework regulates the industries in which our subsidiaries operate, our business segments, rates for our products and services, financings, capital structures, cost structures, construction, environmental obligations, development and operation of our facilities, acquisition, disposal, depreciation and amortization of facilities and other assets, service reliability, hedging, derivatives transactions and commodities trading.
The federal, state and local political and economic environment has had, and may in the future have, an adverse effect on regulatory decisions with negative consequences for AVANGRID. These decisions may require AVANGRID to cancel, reduce, or delay planned development activities or other planned capital expenditures or investments or otherwise incur costs that we may not be able to recover through rates. We are unable to predict future legislative or regulatory changes, initiatives or interpretations, and there can be no assurance that we will be able to respond adequately or sufficiently quickly to such actions.

AVANGRID is subject to the jurisdiction of various regulatory agencies including, but not limited to, the FERC, the NERC, the CFTC, the DOE and the EPA. Further, Networks’ regulated utilities are subject to the jurisdiction of the NYPSC, the MPUC, the New York State Department of Environmental Conservation, the Maine Department of Environmental Protection, the PURA, the CSC, the DEEP and the DPU. These regulatory agencies cover a wide range of business activities, including, among other items the retail and wholesale rates for electric energy, the transmission and distribution of energy, the setting of tariffs and rates including cost recovery clauses, procurement of electricity for Networks’ customers, and certain aspects of the siting, construction and transmission and distribution systems. These regulatory agencies have the authority to initiate associated investigations or enforcement actions or impose penalties or disallowances, which could be substantial. Certain regulatory agencies have the authority to review and disallow recovery of costs that they consider excessive or imprudently incurred and to determine the level of return that AVANGRID is permitted to earn on invested capital.
The regulatory process, which may be adversely affected by the political, regulatory, and economic environment in the states we operate in may limit our earnings and does not provide any assurance with respect to the achievement of authorized or other earnings levels. The disallowance of the recovery of costs incurred by us or a decrease in the rate of return that we are permitted to earn on our invested capital could have a material adverse effect on our financial condition. In addition, certain of these regulatory agencies also have the authority to audit the management and operations of AVANGRID and its subsidiaries, which could result in operational changes or adversely impact our financial condition. Such audits and post-audit work require the attention of our management and employees and may divert their attention from other regulatory, operational or financial matters.
AVANGRID’s regulated utility operations may not be able to recover costs in a timely manner or at all or obtain a return on certain assets or invested capital through base rates, cost recovery clauses, other regulatory mechanisms or otherwise.
Our regulated utilities are subject to periodic review of their rates and the retail rates charged to their customers through base rates and cost recovery clauses which are subject to the jurisdiction of the NYPSC, MPUC, PURA and DPU, as applicable. New rate proceedings can be initiated by the utilities or the regulators and are subject to review, modification and final authorization and implementation by the regulators. Networks’ regulated utilities’ business rate plans approved by state utility regulators limit the rates Networks’ regulated utilities can charge their customers. The rates are generally designed for, but do not guarantee, the recovery of Networks’ regulated utilities’ respective cost of service and the opportunity to earn a reasonable rate of Return on Equity, or ROE. Actual costs may increase due to inflation or other factors and exceed levels provided for such costs in the rate plans for Networks’ regulated utilities. Utility regulators can initiate proceedings to prohibit Networks’ regulated utilities from recovering from their customers the cost of service that the regulators determine to have been imprudently incurred. Networks’ regulated utilities defer for future recovery certain costs including major storm costs and environmental costs. Networks’ regulated subsidiaries could be denied recovery of certain costs, or deferred recovery pending the next general rate case, including denials or deferrals related to major storm costs and construction expenditures. In some instances, denial of recovery may cause the regulated subsidiaries to record an impairment of assets. If Networks’ regulated utilities’ costs are not fully and timely recovered through the rates ultimately approved by regulators, our financial condition could be adversely affected.
Current electric and gas rate plans of Networks’ regulated utilities include revenue decoupling mechanisms, or RDMs, and the provisions for the recovery of energy costs, including reconciliation of the actual amount paid by such regulated utilities. There is no guarantee that such decoupling mechanisms or recovery and reconciliation mechanism will apply in future rate proceedings.
There are pending challenges at the FERC against New England transmission owners (including UI and CMP) seeking to lower the ROE that these transmission owners are allowed to receive for wholesale transmission service pursuant to the ISO-NE Open Access Transmission Tariff. Reductions to the ROE adversely impact the revenues that Networks’ regulated utilities receive from wholesale transmission customers and could have a material effect on our financial condition.
Changes in regulatory and/or legislative policy could negatively impact Networks’ transmission planning and cost allocation.
The existing FERC-approved ISO-NE transmission tariff allocates the costs of transmission facilities that provide regional benefits to all customers of participating transmission-owning utilities in New England. The FERC has issued rules requiring all RTOs and transmission owning utilities to make compliance changes to their tariffs and contracts in order to further encourage the construction of transmission for generation, including renewable generation. Changes in RTO tariffs, transmission owners’ agreements or legislative policy, or implementation of these new FERC planning rules, could adversely affect our transmission planning and financial condition.

AVANGRID’s operating subsidiaries’ purchases and sales of energy commodities and related transportation and services expose us to potential regulatory risks that could have a material adverse effect on our business, and financial condition.
Under the EPAct 2005 and the Dodd-Frank Act, AVANGRID is subject to enhanced FERC and CFTC statutory authority to monitor certain segments of the physical and financial energy commodities markets. Under these laws, the FERC and CFTC have promulgated regulations that have increased compliance costs and imposed reporting requirements on AVANGRID. These regulations require our operating subsidiaries to comply with certain margin requirements for our over-the-counter derivative contracts with certain CFTC- or SEC-registered entities that require us to post cash collateral with respect to swap transactions, that could potentially have an adverse effect on our liquidity or our ability to hedge commodity or interest rate risks.
With regard to the physical purchases and sales of energy commodities, the physical trading of energy commodities and any related transportation and/or hedging activities that some of our operating subsidiaries undertake, our operating subsidiaries are required to follow market-related regulations and certain reporting and other requirements enforced by the FERC, the CFTC and the SEC. Additionally, to the extent that operating subsidiaries enter into transportation contracts with natural gas pipelines or transmission contracts with electricity transmission providers that are subject to FERC regulation, the operating subsidiaries are subject to FERC requirements related to the use of such transportation or transmission capacity. Any failure on the part of our operating subsidiaries to comply with the regulations and policies of the FERC, the CFTC or the SEC relating to the physical or financial trading and sales of natural gas or other energy commodities, transportation or transmission of these energy commodities or trading or hedging of these commodities could result in the imposition of significant civil and criminal penalties, which could have a material adverse effect on our business.
The increased cost of purchasing natural gas during periods in which natural gas prices have increased significantly could adversely impact our earnings and cash flow
Our regulated utilities are permitted to recover the costs of natural gas purchased for customers. Under the regulatory body-approved gas cost recovery pricing mechanisms, the gas commodity charge portion of gas rates charged to customers may be adjusted upward on a periodic basis. If the cost of purchasing natural gas increases and Networks’ regulated natural gas utilities are unable to recover these costs from its customers immediately, or at all, Networks may incur increased costs associated with higher working capital requirements and/or realize increased costs. In addition, any increases in the cost of purchasing natural gas may result in higher customer bad debt expense for uncollectible accounts and reduced sales volume and related margins due to lower customer consumption.
Climate related proceedings and legislation may result in the alteration of the public utility model in the state we operate in and could materially and adversely impact our business and operations.
Clean energy and emission reduction legislation, proceedings, or executive orders have been issued within New York, Maine, Connecticut and Massachusetts that, among other things, set renewable energy and carbon emission goals and create incentive programs for energy efficiency and renewable energy programs. Additionally, new legislation can require significant change to the natural gas portion of AVANGRID including reduction in usage and restriction of the expansion of natural gas within our territories. We are unable to predict the impact these law and actions may have on the operations of our subsidiaries in New York, Maine, Connecticut and Massachusetts which could have an adverse effect on our business and financial condition.
Renewables relies in part on governmental policies that support utility-scale renewable energy. Any reductions to, or the elimination of, these governmental mandates and incentives or the imposition of additional taxes or other assessments on renewable energy, could adversely impact our growth prospects, our business and financial condition.
Renewables relies, in part, upon government policies that support the development and operation of utility-scale renewable energy projects and enhance the economic feasibility of these projects. The federal government and many state and local jurisdictions have policies or other mechanisms in place, such as tax incentives or Renewable Portfolio Standards, or RPS, that support the sale of energy from utility-scale renewable energy facilities. Federal, state and local governments may review their policies and mechanisms that support renewable energy and take actions that would make them less conducive to the development or operation of renewable energy facilities. Any reductions to, or the elimination of, governmental policies or other mechanisms that support renewable energy or the imposition of additional taxes or other assessments on renewable energy, could result in, among other items, the lack of a satisfactory market for new development, Renewables abandoning the development of new projects, a loss of Renewables’ investments in the projects and reduced project returns.
New tariffs imposed on imported goods may increase capital expense in projects and negatively impact expected returns.
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
Operational, Environmental, Social and Legal Risk Factors
AVANGRID is subject to numerous environmental laws, regulations and other standards, including rules and regulations with respect to climate change, which could result in increased capital expenditures, operating costs and various liabilities, and could require us to cancel or delay planned projects or limit or eliminate certain operations, all of which could have an adverse effect on our business and financial condition.
AVANGRID is subject to environmental laws and regulations, including, but not limited to, extensive federal, state and local environmental statutes, rules and regulations relating to air quality, water quality and usage, climate change, emissions of greenhouse gases, waste management, hazardous wastes, wildlife mortality and habitat protection, historical artifact preservation, natural resources and health and safety that could, among other things, prevent or delay the development of power generation, power or natural gas transmission, or other infrastructure projects, restrict the output of some existing facilities, limit the availability and use of some fuels required for the production of electricity, require additional pollution control equipment, and otherwise increase costs, increase capital expenditures and limit or eliminate certain operations. There are significant costs associated with compliance with these environmental statutes, rules and regulations, and those costs could be even more significant in the future as a result of new legislation. Violations of current or future laws, rules, regulations or other standards could expose our subsidiaries to regulatory and legal proceedings, disputes with, and legal challenges by, third parties, and potentially significant civil fines, criminal penalties and other sanctions.
Security breaches, acts of war or terrorism, grid disturbances or unauthorized access could negatively impact our business, financial condition and reputation.
Cyber breaches, acts of war or terrorism or grid disturbances resulting from internal or external sources could target our facilities or our information technology systems. In the ordinary course of business, we maintain sensitive customer, employee, financial and system operating information and are required by various laws to safeguard this information. Cyber or physical security intrusions could potentially lead to disabling damage to our facilities or to theft and the release of critical operating information or confidential customer or employee information, which could adversely affect our operations and/or reputation, and could result in significant costs, fines and litigation. Additionally, because our generation and transmission facilities are part of an interconnected regional grid, we face the risk of blackout due to a disruption on a neighboring interconnected system. As threats evolve and grow increasingly more sophisticated, we may incur significant costs to upgrade or enhance our security measures to protect against such risks and we may face difficulties in fully anticipating or implementing adequate preventive measures or mitigating potential harms.
A physical attack on our infrastructure could interfere with our normal business operations and affect our ability to control our transmission and distribution assets. A physical security intrusion could potentially lead to theft and the release of critical operating information and could result in significant costs, fines and litigation. Theft, vandalism or damages to our facilities and equipment can cause significant disruption to operations and can lead to operating losses.
The outbreak of COVID-19 and its impact on business and economic conditions could negatively affect our business, results of operations, financial condition, cash flows and the trading value of our securities.
The scale and scope of the COVID-19 pandemic and the impact on the economy and financial markets could adversely affect our business, financial performance and results of operations. We have not yet experienced a materially adverse impact to our business, results of operations or financial condition, however, given the uncertain scope and duration of the COVID-19 outbreak and its potential effects on our business, we currently cannot predict if there will be materially adverse impacts to our business, results of operations or financial condition in the future. While the situation surrounding COVID-19 remains fluid and its potential impact on AVANGRID is difficult to predict, the continued spread of the virus, availability of a vaccine and actions undertaken by national, regional, and local governments and health officials to contain COVID-19 or treat its effects could: impact customer demand for electricity particularly from businesses, commercial and industrial customers; cause us to experience an increase in costs as a result of our emergency measures, delayed payments from our customers and uncollectable accounts; cause delays and disruptions in the availability and timely delivery of materials and components used in our operations; cause delays and disruptions in the supply chain resulting in disruptions in the commercial operation dates of certain projects and impacting qualification criteria for certain tax credits and potential delay damages in our power purchase agreements; cause deterioration in credit quality of our counterparties, contractors or retail customers that could result in credit losses; cause impairment of goodwill or long-lived assets and impact our ability to develop, construct and operate facilities; result in our inability to meet the requirements of the covenants in our existing credit facilities, including covenants regarding the ratio of indebtedness to total capitalization; cause a deterioration in our financial metrics or the business environment that impacts our credit ratings; cause a delay in the permitting process of certain development projects, affecting the timing of final investment decisions and start of construction dates; cause extended remote work, which could harm productivity, increase cybersecurity risk, strain our business continuity plans, give rise to claims by employees and otherwise negatively impact our business.
If Networks’ electricity and natural gas transmission, transportation and distribution systems do not operate as expected, they could require unplanned expenditures, including the maintenance and refurbishment of Networks’ facilities, which could adversely affect our business and financial condition.
Networks’ ability to operate its electricity and natural gas transmission, transportation and distribution systems is critical to the financial performance of AVANGRID. The ongoing operation of Networks’ facilities involves risks customary to the electric and natural gas industry that include the breakdown, failure, loss of use or destruction of Networks’ facilities, equipment or processes or the facilities, equipment or processes of third parties due to natural disasters, war or acts of terrorism, operational and safety performance below expected levels, errors in the operation or maintenance of these facilities and the inability to transport electricity or natural gas to customers in an efficient manner. Any unexpected failure, including failure associated with breakdowns, forced outages or any unanticipated capital expenditures, accident, failure of major equipment, shortage of or inability to acquire critical replacement or spare parts could result in reduced profitability, impacted cash flows, harm to our reputation or result in regulatory penalties.
Storing, transporting and distributing natural gas involves inherent risks that could cause us to incur significant costs that could adversely affect our business, financial condition and reputation.
There are inherent hazards and operational risks in gas distribution activities, such as leaks, explosions and mechanical problems that could cause the loss of human life, significant damage to property, environmental pollution and impairment of operations. The location of pipelines and storage facilities near populated areas could increase the level of damages resulting from these risks. These incidents may subject us to litigation and administrative proceedings that could result in substantial monetary judgments, fines or penalties and damage to our reputation.
If Renewables’ equipment is not available for operation, Renewables projects’ electricity generation and the revenue generated from its projects may fall below expectations and adversely affect our financial condition.
The revenues generated by Renewables’ facilities depend upon the ability to maintain the working order of its projects. A natural disaster, severe weather, accident, failure of major equipment, failure of equipment supplier or shortage of or acquire critical replacement of spare parts not held in inventory or maintenance services, including the failure of interconnection to available electricity transmission or distribution networks, could damage or require Renewables to shut down its turbines, panels or related equipment and facilities, leading to decreases in electricity generation levels and revenues.
Renewables’ ability to generate revenue from renewable energy facilities depends on interconnecting utility and/or RTO rules, policies, procedures and FERC tariffs that do not present restrictions to renewable project operations which could adversely impact our operations and financial condition.
If a transmission network connected to one or more generating facilities experiences outages or curtailments caused by interconnecting utility and/or RTO, the affected projects may lose revenue. In addition, certain Renewables’ generation facilities have agreements that may allow for economic curtailment by off-taker, which could negatively impact revenues. Furthermore, economic congestion on the transmission grid (for instance, a negative price difference between the location where power is put on the grid by a project and the location where power is taken off the grid by the project’s customer) in certain of the bulk power markets in which Renewables operates may occur and its businesses may be responsible for those congestion costs. Similarly, negative congestion costs may require that the projects either not participate in the energy markets or bid and clear at negative prices which may require the projects to pay money to operate each hour in which prices are negative. If such businesses were liable for such congestion costs or if the projects are required to pay money to operate in any given hour when prices are negative, then our financial results could be adversely affected. Additionally, we are obligated to pay the FERC Tariff price, which can be adjusted from time to time, for Renewables’ facilities interconnection agreements even if the project has been curtailed.
AVANGRID’s subsidiaries do not own all the land on which their projects are located and our rights may be subordinate to the rights of lienholders and leaseholders, which could have an adverse effect on their business and financial condition.
Existing and future projects may be located on land occupied under long-term easements, leases and rights of way. The ownership interests in the land subject to these easements, leases and rights of way may be subject to mortgages securing loans or other liens and other easements, lease rights and rights of way of third parties that were created previously. As a result, some of these real property rights be subordinate to the rights of these third parties, and the rights of our operating subsidiaries to use the land on which their projects are, or will be, located and their projects’ rights to such easements, leases and rights of way could be lost or curtailed.

AVANGRID and our subsidiaries face risks of strikes, work stoppages or an inability to negotiate future collective bargaining agreements on commercially reasonable terms which could have an adverse effect on our business and financial condition.
The majority of employees at Networks’ facilities are subject to collective bargaining agreements with various unions. Unionization activities, including votes for union certification, could occur among non-union employees. If union employees strike, participate in a work stoppage or slowdown or engage in other forms of labor strike or disruption, our subsidiaries could experience reduced power generation or outages if replacement labor is not procured. The ability to procure such replacement labor or the ability to negotiate future collective bargaining agreements on commercially reasonable terms is uncertain.
Advances in technology and rate design initiatives could impair or eliminate AVANGRID’s competitive advantage or could result in customer defection, which could have an adverse effect on our growth prospects, business and financial condition.
Legislative and regulatory initiatives designed to reduce greenhouse gas emissions or limit the effects of global warming and overall climate change has increased the development of new technologies for renewable energy, energy efficiency and investment to make those technologies more efficient and cost effective. There is a potential that new technology or rate design incentives could adversely affect the demand for services of our regulated subsidiaries thus impacting our revenues, such as distributed generation. Such emergence of alternative energy supply can result in customers relying on the power grid for limited use or completely abandoning the grid, which is known as customer defection. Similarly, future investments in Networks could be impacted if adequate rate making does not fully contemplate the characteristics of an integrated reliable grid from a unified perspective, regardless of customer disconnection. The interoperability, integration and standard connection of these distributed energy devices and systems could place a burden on the system of Networks’ operating subsidiaries, without adequately compensating them. The technology and techniques used in the production of electricity from renewable sources are constantly evolving and becoming more complex. In order to maintain its competitiveness and expand its business, Renewables must adjust to changes in technology effectively and in a timely manner, which could impact our cash flow and/or reduce our profitability.
Business and Market Risk Factors
AVANGRID’s operations and power production may fall below expectations due to the impact of natural events, which could adversely affect our financial condition and reputation.
Weather conditions influence the supply and demand for electricity, natural gas and other fuels and affect the price of energy and energy-related commodities. Severe weather can result in power outages, bodily injury and property damage or affect the availability of fuel and water. Many of our facilities could be at greater risk of damage should climate change produce unusual variations in temperature and weather patterns, resulting in more intense, frequent and extreme weather events and conditions.
Recoverability of additional costs associated with restoration and/or repair of regulated utilities facilities is defined within their respective rate decision. Regulatory agencies have the authority to review and disallow recovery of costs that they consider excessive or imprudently incurred. Reliability metrics may be negatively affected resulting in a potential negative rate adjustment or other imposed penalty. Our regulated utilities are subject to adverse publicity focused on the reliability of their distribution services and the speed with which they are able to respond to electric outages, natural gas leaks and similar interruptions caused by storm damage or other unanticipated events. Adverse publicity of this nature could harm our reputations and the reputations of our subsidiaries. Renewables can incur damage to wind or solar equipment, either through natural events such as lightning strikes that damage blades or in-ground electrical systems used to collect electricity from turbines or panels; or may experience production shut-downs or delayed restoration of production during extreme weather conditions resulting from, among other things, icing on the blades or restricted access to sites.
If weather conditions are unfavorable or below production forecasts, Renewables projects’ electricity generation and the revenue generated from its projects may fall below expectations and have an adverse effect on financial condition.
Changing weather patterns or lower than expected wind or solar resource could cause reductions in electricity generation at Renewables’ projects, which could negatively affect revenues. These events could vary production levels significantly from period to period, depending on the level of available resources. To the extent that resources are not available at planned levels, the financial results from these facilities may be less than expected. Changing weather patterns could also degrade equipment, components, and/or shorten interconnection and transmission facilities’ useful lives or increase maintenance costs.
Lower prices for other fuel sources may reduce the demand for wind and solar energy development, which could adversely affect Renewables’ growth prospects and financial condition.
Wind and solar energy demand is affected by the price and availability of other fuels, including nuclear, coal, natural gas and oil, as well as other sources of renewable energy. To the extent renewable energy, particularly wind and solar, becomes less cost-competitive due to reduced government targets, increases in the costs, new regulations, incentives that favor other forms of energy, cheaper alternatives or otherwise, demand for renewable energy could decrease.
There are a limited number of purchasers of utility-scale quantities of electricity, which exposes Renewables’ utility-scale projects to additional risk that could have an adverse effect on its business.
Since the transmission and distribution of electricity is highly concentrated in most jurisdictions, there are a limited number of possible purchasers for utility-scale quantities of electricity in a given geographic location, including transmission grid operators, state and investor-owned power companies, public utility districts and cooperatives. As a result, there is a concentrated pool of potential buyers for electricity generated by Renewables’ businesses, which may restrict our ability to negotiate favorable terms under new PPAs and could impact our ability to find new customers for the electricity generated by our generation facilities should this become necessary. Renewables’ PPA portfolio is mostly contracted with low risk regulated utility companies. In the past few years, there has been increased participation from commercial and industrial customers. The higher long-term business risk profile of these companies results in increased credit risk. Furthermore, if the financial condition of these utilities and/or power purchasers deteriorated or the RPS programs, climate change programs or other regulations to which they are currently subject and that compel them to source renewable energy supplies change, demand for electricity produced by Renewables’ businesses could be negatively impacted.
The benefits of any warranties provided by the suppliers of equipment for Networks and Renewables’ projects may be limited by the ability of a supplier to satisfy its warranty obligations, or if the term of the warranty has expired or has liability limits which could have an adverse effect on our business and financial condition.
Networks and Renewables expect to benefit from various warranties, including product quality and performance warranties, provided by suppliers in connection with the purchase of equipment by our operating subsidiaries. The suppliers may fail to fulfill their warranty obligations, or the warranty may not be sufficient to compensate for all losses or cover a particular defect. In addition, these warranties generally expire within two to five years after the date of equipment delivery or commissioning and are subject to liability limits. If installation is delayed, the operating subsidiaries may lose all or a portion of the benefit of warranty.
Renewables’ revenue may be reduced upon expiration or early termination of PPAs if the market price of electricity decreases and Renewables is otherwise unable to negotiate favorable pricing terms which could have a negative effect on our business and financial condition.
Renewables’ PPA portfolio primarily has fixed or otherwise predetermined electricity prices for the life of each PPA. A decrease in the market price of electricity could result in a decrease in revenues upon expiry or extension of a PPA. The majority of Renewables’ energy generation projects become merchant upon the expiration of a PPA and are subject to market risks unless Renewables can negotiate an extension or replacement contract. If Renewables is not able to secure a replacement contract with equivalent terms and conditions or otherwise obtain prices that permit operation of the related facility on a profitable basis, the affected project may temporarily or permanently cease operations and trigger an asset value impairment.
Our risk management policies cannot fully eliminate the risk associated with some of our operating subsidiaries’ commodity trading and hedging activities, which may result in significant losses and adversely impact our financial condition.
Our subsidiaries’ commodity trading and hedging activities are inherently uncertain and involve projections and estimates of factors that can be difficult to predict such as future prices and demand for power and other energy-related commodities. In addition, Renewables has exposure to commodity price movements through their “natural” long positions in electricity in addition to proprietary trading and hedging activities. We manage the exposure to risks of such activities through internal risk management policies, enforcement of established risk limits and risk management procedures but they may not be effective and, even if effective, cannot fully eliminate the risks associated with such activities.
Risk Factors Relating to Ownership of Our Common Stock
Iberdrola exercises significant influence over AVANGRID, and its interests may be different from yours. Additionally, future sales or issuances of our common stock by Iberdrola could have a negative impact on the price of our common stock.
Iberdrola owns approximately 81.5% of outstanding shares of our common stock and will be able to exercise significant influence over AVANGRID’s policies and affairs, including the composition of our board of directors and any action requiring the approval of our shareholders, including the adoption of amendments to the certificate of incorporation and bylaws and the approval of a merger or sale of substantially all of our assets, subject to applicable law and the limitations set forth in the shareholder agreement to which we and Iberdrola are parties. The directors designated by Iberdrola may have significant authority to effect decisions affecting our capital structure, including the issuance of additional capital stock, incurrence of additional indebtedness, the implementation of stock repurchase programs and the decision of whether or not to declare dividends.

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
Under the rules of the NYSE, a company in which over 50% of the voting power is held by an individual, a group or another company is a “controlled company” and may elect to take advantage of certain exemptions to the corporate governance rules for NYSE-listed companies. AVANGRID has elected to take advantage of these exemptions and, as a controlled company, is not required to have a majority of its board of directors be independent directors, a compensation committee, or to have such committees be composed entirely of independent directors, and a nominating and corporate governance committee, or to have such committee composed entirely of independent directors. Because we are a “controlled company,” you will not have the same protections afforded to shareholders of companies that are subject to all the corporate governance requirements of the NYSE without regard to the exemptions available for “controlled companies.” Our status as a "controlled company" could make our shares of common stock less attractive to some investors or otherwise harm our stock price.
Our dividend policy is subject to the discretion of our board of directors and may be limited by our debt agreements and limitations under New York law.
Although we currently anticipate paying a regular quarterly dividend, any such determination to pay dividends is at the discretion of our board of directors and dependent on conditions such as our financial condition, earnings, legal requirements, including limitations under New York law and other factors the board of directors deem relevant. Our board of directors may, in its sole discretion, change the amount or frequency of dividends or discontinue the payment of dividends entirely. For these reasons, investors may not be able to rely on dividends to receive a return on their investments.
AVANGRID may be unable to meet our financial obligations and to pay dividends on our common stock if our subsidiaries are unable to pay dividends or repay loans from us.
We are a holding company and, as such, have no revenue-generating operations of our own. We are dependent on dividends and the repayment of loans from our subsidiaries and on external financings to provide the cash necessary to make future investments, service debt we have incurred, pay administrative costs and pay dividends. Our subsidiaries are separate legal entities and have no independent obligation to pay dividends. Our regulated utilities are restricted by regulatory decision from paying us dividends unless a minimum equity-to-total capital ratio is maintained. The future enactment of laws or regulations may prohibit or further restrict the ability of our subsidiaries to pay upstream dividends or to repay funds. In addition, in the event of a subsidiary’s liquidation or reorganization, our right to participate in a distribution of assets is subject to the prior claims of the subsidiary’s creditors. As a result, our ability to pay dividends on our common stock and meet our financial obligations is reliant on the ability of our subsidiaries to generate sustained earnings and cash flows and pay dividends to and repay loans from us.
General Risk Factors
If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the trading price of our common stock may be negatively affected.
As a public company, we are subject to reporting, disclosure control and other obligations in accordance with applicable laws and rules adopted, and to be adopted, by the SEC and the NYSE such as the requirement that our management to report on the effectiveness of our internal control over financial reporting and our independent registered public accounting firm to attest to the effectiveness of our internal controls. Our management and other personnel devote a substantial amount of time to these compliance activities, and if we are not able to comply with these requirements in a timely manner or if we are unable to conclude that our internal control over financial reporting is effective, our ability to accurately report our cash flows, results of operations or financial condition could be inhibited and additional financial and management resources could be required. Any failure to maintain internal control over financial reporting or if our independent registered public accounting firm determines the we have a material weakness or significant deficiency in our internal control over financial reporting, could cause investors to lose confidence in the accuracy and completeness of our financial reports, a decline in the market price of our common stock, or subject us to sanctions or investigations by the NYSE, the SEC or other regulatory authorities. Failure to remedy any material weakness or significant deficiency in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets and reduce or eliminate the trading market for our common stock.
Changes in tax laws, as well as judgments and estimates used in the determination of tax-related asset and liability amounts, could adversely affect our financial condition.
Our provision for income taxes and reporting of tax-related assets and liabilities require significant judgments and the use of estimates. Amounts of tax-related assets and liabilities involve judgments and estimates of the timing and probability of recognition of income, deductions and tax credits, including, but not limited to, estimates for potential adverse outcomes regarding tax positions that have been taken and the ability to utilize tax benefit carryforwards, such as net operating loss, or NOL, and tax credit carryforwards. Actual income taxes could vary significantly from estimated amounts due to the future impacts of, among other things, changes in tax laws, regulations and interpretations, our financial performance and results of operations.
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
The cost and availability of capital to finance our business is inherently uncertain and may adversely affect our financial condition.
AVANGRID and its subsidiaries are exposed to an increase in the general level of interest rates and to events, such as the 2008 financial crisis, affecting the capital markets that may increase the cost of capital or restrict its availability. In addition, AVANGRID’s performance directly affects its financial strength and credit ratings and therefore its cost of, and ability to attract, capital. Significant increases in the cost of capital, whether caused by economic or capital market conditions or adverse company performance, would adversely impact our financial performance and may make certain potential business opportunities uneconomic. Prolonged inability to access capital would impair our ability to execute our business plan and could impair AVANGRID’s ability to meet its financial obligations.
AVANGRID and our subsidiaries are subject to litigation or administrative proceedings, the outcome or settlement of which could adversely affect our business, financial condition and reputation.
AVANGRID and our operating subsidiaries have been and continue to be involved in legal proceedings, administrative proceedings, claims and other litigation that arise in the ordinary course of business. AVANGRID could experience unfavorable outcomes, developments or settlement of claims relating to these proceedings or future proceedings such as judgments for monetary damages, injunctions, unfavorable settlement terms, or denial or revocation of permits or approvals that could adversely impact our business, financial condition and reputation.
AVANGRID is not able to insure against all potential risks which could adversely affect our financial condition.
AVANGRID is exposed to certain risks inherent in our business such as equipment failure, manufacturing defects, natural disasters, terrorist attacks, cyber-attacks and sabotage, as well as affected by international, national, state or local events. Our insurance coverage may not continue to be offered or offered on an economically feasible basis and may not cover all events that could give rise to a loss or claim involving the assets or operations of our subsidiaries.
Pension and post-retirement benefit plans could require significant future contributions to such plan that could adversely impact our business and financial condition.
We provide defined benefit pension plans and other post-retirement benefits administered by our subsidiaries for a significant number of employees, former employees and retirees. Financial market disruptions and significant declines in the market values of the investments held to meet those obligations, discount rate assumptions, participant demographics and increasing longevity, and changes in laws and regulations may require us to make significant contributions to the plans.
AVANGRID and our subsidiaries may suffer the loss of key personnel or the inability to hire and retain qualified employees, which could have an adverse effect on our operations and financial condition.
The operations of AVANGRID depend on the continued efforts of our employees. Retaining key employees and attracting new employees are important to our financial performance and our operations. We cannot guarantee that any member of our management will continue to serve in any capacity for any length of time. In addition, a significant portion of our skilled workforce will be eligible to retire in the next five to ten years. Such highly skilled individuals cannot be quickly replaced due to the technically complex work they perform. This could lead to a loss in productivity and increased recruiting and training costs.
Item 1B. Unresolved Staff Comments.
None.
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
The following table sets forth the principal properties of AVANGRID, by location, type, lease or ownership and size as of December 31, 2020:

Location	Type of Facility	Leased/Owned	Size (square feet)
Orange, Connecticut	Office	Owned	127,310
Augusta, Maine	Office	Leased	220,400
Portland, Maine	Office	Leased	15,194
Rochester, New York	Office	Owned	122,494
Portland, Oregon	Office	Leased	63,543
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
Item 4. Mine Safety Disclosures.
Not applicable.

Information about our Executive Officers
The names and ages of all executive officers of AVANGRID as of February 26, 2021 and a brief account of the business experience during the past five years of each executive officer are as follows:

Name	Age (1)	Title
Dennis V. Arriola	60	Chief Executive Officer
Douglas K. Stuver	57	Senior Vice President – Chief Financial Officer
Scott M. Tremble	41	Senior Vice President – Controller
Alejandro de Hoz García-Bellido	53	President and Chief Executive Officer of Renewables
David T. Flanagan	73	Executive Chairman of CMP
Peter T. Church	48	Senior Vice President – Human Resources & Corporate Administration
Ignacio Estella	51	Senior Vice President – Corporate Development
Robert D. Kump	59	Deputy Chief Executive Officer and President
Carl A. Taylor	56	President and Chief Executive Officer of NYSEG and RG&E
R. Scott Mahoney	55	Senior Vice President – General Counsel and Corporate Secretary
Anthony Marone	57	President and Chief Executive Officer of Networks
Franklyn Reynolds	53	President and Chief Executive Officer of UIL
(1)Age as of December 31, 2020.
Dennis V. Arriola. Mr. Arriola was appointed Chief Executive Officer of AVANGRID effective July 22, 2020. Mr. Arriola joins the Avangrid, Inc. from Sempra Energy (Sempra), a publicly-traded energy infrastructure company, where he served as executive vice president and group president, and chief sustainability officer. Previously, he served as chairman, president and chief executive officer of Southern California Gas Co. (SoCalGas), one of Sempra’s regulated California utilities. Mr. Arriola spent most of the past 26 years in a broad range of leadership roles for the Sempra companies including as chief executive officer of SoCalGas, senior vice president and chief financial officer of both San Diego Gas & Electric and SoCalGas, vice president of communications and investor relations for Sempra, and regional vice president and general manager of Sempra’s South American operations. From 2008 to 2012, Mr. Arriola worked as executive vice president and president and chief financial officer for SunPower Corp., a Silicon Valley based solar technology company. Mr. Arriola previously served on the boards of directors for several Sempra operating companies, including Infraestructura Energética Nova (IEnova), a publicly-traded company in Mexico, Luz del Sur S.A.A., a publicly-traded company in Peru and Chilquinta Energía in Chile. He holds a bachelor’s degree in economics from Stanford University and a master’s degree in business administration from Harvard University. Mr. Arriola serves on the board of directors for Auto Club Enterprises, the U.S. Chamber of Commerce and the Edison Electric Institute, and previously served on the board of the California Business Roundtable and the California Latino Economic Institute.
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
Scott M. Tremble. Mr. Tremble was appointed Senior Vice President – Controller of AVANGRID on May 1, 2018, and is responsible for the execution and recording of AVANGRID’s transactional processes while meeting mandatory reporting requirements and tax obligations. Mr. Tremble also serves as a director of AVANGRID’s subsidiaries Networks, Renewables and UIL. Mr. Tremble joined the Company as chief accounting officer of Avangrid Management Company, LLC, a wholly-owned subsidiary of AVANGRID, in 2015, and was responsible for oversight in the areas of consolidation, financial reporting, internal controls, technical accounting and corporate accounting for the Company. From 2014 to 2015, he served as the international controller of Cole Haan LLC. Mr. Tremble started his career at PricewaterhouseCoopers in October 2002 and served various roles, including, most recently, as senior manager in the assurance practice. Mr. Tremble received his B.S. in Accountancy from Bentley University and is a Certified Public Accountant.
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
Ignacio Estella. Mr. Estella was appointed Senior Vice President – Corporate Development of AVANGRID on December 17, 2015, and is responsible for delivering non-organic growth opportunities for the Company beyond those of its present businesses. Previously, Mr. Estella served as corporate vice president of business origination of Iberdrola from May 2009 until November 2013 and vice president – corporate development of Iberdrola USA, Inc., from December 2013 to December 16, 2015. He served as gas markets development director of Iberdrola between February 2007 and April 2009. Mr. Estella holds a degree in law and business administration from the Universidad Pontificia Comillas and a Master of Public Administration, with concentration in industry analysis and strategic negotiation, from Harvard University.
Robert D. Kump. Mr. Kump was appointed Deputy Chief Executive Officer and President of AVANGRID on June 5, 2019. Mr. Kump served as President and Chief Executive Officer of Networks from November 2010 until June 5, 2019 and as AVANGRID’s Chief Corporate Officer from January 2014 to December 2016. Mr. Kump also served as a director of AVANGRID’s subsidiaries CMP, NYSEG and RG&E from 2009 until June 5, 2019, and as the Chief Executive Officer of Avangrid Service Company from October 2009 until June 5, 2019. Mr. Kump held various positions from February 1997 to October 2009 as AVANGRID’s senior vice president and chief financial officer, vice president, controller and chief accounting officer, treasurer and secretary. Mr. Kump also previously held a number of positions at NYSEG from 1986 to 1997, including senior accountant-external financial reporting, director-investor relations, director-financial services and treasurer. Mr. Kump earned a B.A. in accounting from Binghamton University and is a Certified Public Accountant in New York.
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
R. Scott Mahoney. Mr. Mahoney was appointed Senior Vice President – General Counsel of AVANGRID on December 17, 2015. He was appointed Secretary of AVANGRID on January 27, 2016, and previously served as vice president-general counsel and secretary of Networks. Mr. Mahoney previously served as Deputy General Counsel and Chief FERC Compliance Officer for AVANGRID from January 2007 to June 2012, and served in legal and senior executive positions at AVANGRID subsidiaries from October 1996 until January 2007. Mr. Mahoney also serves on the board of directors of the Gulf of Maine Research Institute. Mr. Mahoney earned a B.A. from St. Lawrence University, a J.D. from the University of Maine, a master’s degree in environmental law from the Vermont Law School, and a postgraduate diploma in business administration from the University of Warwick. He has received bar admission to the State of Maine, the State of New York, the U.S. Court of Appeals, the U.S. District Court and the U.S. Court of Military Appeals and is a State of Connecticut Authorized House Counsel.

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
Franklyn Reynolds. Mr. Reynolds was appointed president and chief executive officer of UIL Holdings Corporation on October 20, 2020. From January 2019 to October 19, 2020, Mr. Reynolds served as the president of The Berkshire Gas Company. He also served as Vice President of Gas Integration from October 2017 to October 2020 and Vice President Asset Management and Planning of Avangrid Service Company from May 2013 to October 2017 where he was responsible for Electric Transmission & Distribution Planning, Vegetation Management, Substation Maintenance and Investment Planning. Mr. Reynolds earned a master’s degree in business administration from the University of New Haven and a bachelor’s degree in industrial technology from Central Connecticut State University. He is certified as a supply chain professional and has completed executive courses at Iberdrola’s School of Management, Ross School of Business and Wharton School of Business.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information and Holders
Our shares of common stock began trading on the NYSE on December 17, 2015, under the symbol “AGR.” Prior to that time, there was no public market for shares of our common stock.
As of February 26, 2021, there were 3,286 shareholders of record.
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
Performance Graph
The line graph appearing below compares the change in AVANGRID’s total shareowner return on its shares of common stock with the return on the S&P Composite-500 Stock Index, the S&P Electric Utilities Index and the S&P Utilities Index for the period December 31, 2015 through December 31, 2020.

	December 31, 2015	December 31, 2020
AVANGRID	$100.00	$142.64
S&P 500	$100.00	$202.96
S&P Electric Utilities Index	$100.00	$174.91
S&P Utilities Index	$100.00	$172.38
The above information assumes that the value of the investment in shares of AVANGRID’s common stock and each index was $100 on December 31, 2015, including dividend reinvestment during this time period. The changes displayed are not necessarily indicative of future returns.
Recent Sales of Unregistered Securities
None.

Issuer Repurchases of Equity Securities
There were no repurchases of common stock of AVANGRID during the fourth quarter of the year ended December 31, 2020.
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
Overview
AVANGRID is one of the leading sustainable energy companies in the United States. Our purpose is to work every day to deliver a more accessible clean energy model that promotes healthier, more sustainable communities. A commitment to sustainability is firmly entrenched in the values and principles that guide AVANGRID, with environmental, social, governance and financial sustainability key priorities driving our business strategy.
AVANGRID has approximately $38 billion in assets and operations in 24 states concentrated in our two primary lines of business - Avangrid Networks and Avangrid Renewables. Avangrid Networks owns eight electric and natural gas utilities, serving approximately 3.3 million customers in New York and New England. Avangrid Renewables owns and operates 8.5 gigawatts of electricity capacity through primarily wind and solar power, with a presence in 22 states across the United States. AVANGRID supports the achievement of the Sustainable Development Goals approved by the member states of the United Nations, and was named among the World’s Most Ethical companies in 2019 and 2020 by the Ethisphere Institute and is listed by Forbes and Just Capital as one of the 2021 Just 100, an annual ranking of the most just U.S. public companies. AVANGRID employs approximately 7,000 people. Iberdrola S.A., a corporation (sociedad anónima) organized under the laws of the Kingdom of Spain, a worldwide leader in the energy industry, directly owns 81.5% of the outstanding shares of AVANGRID common stock. AVANGRID's primary businesses are described below.
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
Through Networks, we own electric generation, transmission and distribution companies and natural gas distribution, transportation and sales companies in New York, Maine, Connecticut and Massachusetts, delivering electricity to approximately 2.3 million electric utility customers and delivering natural gas to approximately 1.0 million natural gas utility customers as of December 31, 2020.
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

Through Renewables, we had a combined wind, solar and thermal installed capacity of 8,499 megawatts, or MW, as of December 31, 2020, including Renewables’ share of joint projects, of which 7,734 MW was installed wind capacity. As of December 31, 2020, approximately 67% of the capacity was contracted, for an average period of 9.0 years, and 18% of installed capacity was hedged. Being among the top three largest wind operators in the United States based on installed capacity as of December 31, 2020, Renewables strives to lead the transformation of the U.S. energy industry to a sustainable, competitive, clean energy future. Renewables installed capacity includes 65 wind farms and four solar facilities in 21 states across the United States.
February 2021 Texas Weather Event
During February 2021, Texas experienced unprecedented extreme cold weather, resulting in outages impacting millions in the state. Despite this challenge, our team worked safely to operate our Texas wind generation facilities to their maximum potential given the difficult conditions. Through our risk management procedures, we met all of our delivery obligations in Texas and produced excess energy, contributing to the solution for our customers during this critical period. If the expected amounts are not approved for recovery by ERCOT, it could adversely affect our results.
Proposed Merger with PNMR
On October 20, 2020, AVANGRID, PNM Resources, Inc., a New Mexico corporation, or PNMR, and NM Green Holdings, Inc., a New Mexico corporation and wholly-owned subsidiary of AVANGRID, or Merger Sub, entered into an Agreement and Plan of Merger, or Merger Agreement, pursuant to which Merger Sub is expected to merge with and into PNMR, with PNMR surviving the Merger as a direct wholly-owned subsidiary of AVANGRID, or the Merger. PNMR is a publicly-owned holding company with two regulated utilities providing electricity and electric services in New Mexico and Texas. PNMR's electric utilities are the Public Service Company of New Mexico and the Texas-New Mexico Power Company. Following consummation of the Merger, AVANGRID will expand its geographic and regulatory diversity with ten regulated electric and gas companies in six states to help expand our growing leadership position in transforming the U.S. energy industry.
Pursuant to the Merger Agreement, each issued and outstanding share of the common stock of PNMR (other than (i) the issued shares of PNMR common stock that are owned by AVANGRID, Merger Sub, PNMR or any wholly-owned subsidiary of AVANGRID or PNMR, which will be automatically cancelled at the time the Merger is consummated and (ii) shares of PNMR common stock held by a holder who has not voted in favor of, or consented in writing to, the Merger who is entitled to, and who has demanded, payment for fair value of such shares) will be converted, at the time the merger is consummated, into the right to receive $50.30 in cash, or Merger Consideration, or approximately $4.3 billion in aggregate consideration. In connection with the Merger, Iberdrola, S.A. has provided the Iberdrola Funding Commitment Letter, pursuant to which Iberdrola has unilaterally agreed to provide to AVANGRID, or arrange the provision to AVANGRID of, funds to the extent necessary for AVANGRID to consummate the Merger, including the payment of the aggregate Merger Consideration. On February 12, 2021, the shareholders of PNMR approved the proposed Merger. The Merger is expected to close in the second half of 2021 and is subject to certain conditions including certain regulatory approvals and entry into agreements providing for, and to making filings required to, exit from all ownership interests in the Four Corners Power Plant and certain other customary closing conditions.
In connection with the Merger, purported shareholders of PNMR have filed lawsuits against PNMR and the members of the PNMR board of directors under the federal securities laws, challenging the adequacy of the disclosures made in PNMR’s proxy statement in connection with the Merger or otherwise. We cannot predict the outcome of these lawsuits.
For additional information on the Merger, see Note 1 - Background and Nature of Operations.
COVID-19
The COVID-19 pandemic has led to global economic disruption and volatility in financial markets and the United States economy. AVANGRID is one of the many companies providing essential services during this national emergency and we communicate regularly with federal and state authorities and industry resources to ensure a coordinated response. We have implemented business continuity and emergency response plans to continue to provide service to our customers and support our operational needs. We continue to monitor developments affecting both our workforce and our customers and will take precautions that we determine are necessary or appropriate. We regularly communicate with our customers regarding the tools and resources available and to help our customers stay informed during this public health crisis. In addition to measures to protect our workforce and critical operations, we have established a cross-functional task force to plan for a safe and effective return to office. AVANGRID is actively monitoring potential supply chain and transportation disruptions that could impact the Company’s operations and will implement plans to address any such impacts on our business.
This is a rapidly evolving situation that could continue to lead to extended disruption of economic activity in our markets, which could adversely affect our business. We have not yet experienced a materially adverse impact to our business, results of operations or financial condition, however, given the uncertain scope and duration of the COVID-19 outbreak and its potential effects on our business, we currently cannot predict if there will be materially adverse impacts to our business, results of operations or financial condition in the future.
For more information, see the risk factor under the heading “The outbreak of COVID-19 and its impact on business and economic conditions could negatively affect our business, results of operations or financial condition.” in Item 1A. Risk Factors in this Form 10-K.
Summary of Results of Operations
Our operating revenues decreased by less than 1%, from $6,336 million for the year ended December 31, 2019, to $6,320 million for the year ended December 31, 2020.
Networks business revenues increased mainly due to increased customer rates in the period. Renewables had a decrease in revenues mainly due to unfavorable mark to market, or MtM, changes on energy derivative transactions entered into for economic hedging purposes.
Net income attributable to AVANGRID decreased by 13% from $667 million for the year ended December 31, 2019, to $581 million for the year ended December 31, 2020, primarily as a result of gain from the sale of assets in Renewables in 2019 that did not recur in 2020.
Adjusted net income (a non-GAAP financial measure) decreased by 2%, from $640 million for the year ended December 31, 2019 to $625 million for the year ended December 31, 2020. The decrease is primarily due to a $77 million decrease in Renewables as a result of gain from the sale of assets in 2019 that did not recur in 2020 and a $41 million decrease in Corporate mainly driven by higher interest expenses in the period, offset by a $103 million increase in Networks driven primarily by approved rate cases in the period.
For additional information and reconciliation of the non-GAAP adjusted net income to net income attributable to AVANGRID, see “—Non-GAAP Financial Measures.”
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
UI has wholesale power supply agreements in place for its entire standard service load for the first half of 2021, 70% of its standard service load for the second half of 2021 and 20% of its standard service load for the first half of 2022. Supplier of last resort service is procured on a quarterly basis and UI has a wholesale power supply agreement in place for the second quarter of 2021. However, from time to time, there are no bidders in the procurement process for supplier of last resort service and UI manages the load directly.
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
Regulatory deferrals in New York include electric and gas supply costs, PPAs, net plant reconciliations (downward only), revenue decoupling, system benefit charges, RPS, energy efficiency portfolio standards, including heat pumps, economic development programs, earnings sharing mechanism, electric vehicle program costs, labor FTE's, low income programs, pension costs, other post-employment benefits costs, environmental remediation costs, major storm costs, distribution vegetation management costs (downward only), gas research and development, incremental maintenance initiatives (downward only), management audit consultant and implementation costs, property taxes, Reforming the Energy Vision, or REV, initiatives, Nuclear Electric Insurance Limited credits, credit and debit card fees, debt costs, power tax, 2017 Tax Act, exogenous costs and certain legislative, accounting, regulatory and tax related actions.
Regulatory deferrals in Maine include stranded costs, distribution revenue decoupling, power tax regulatory asset, 2017 Tax Act, environmental remediation, storm reserve accounting, electric thermal storage pilot costs, standard offer retainage costs, AMI opt-out program costs, AMI deferral costs, AMI legal/health proceeding costs, conservation program costs, demand side management costs, low income program costs, electric lifeline program costs, make-ready line extension costs, electric vehicle pilot program costs and transmission planning and related cost allocation.
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
Rates
In December 2016, PURA approved new distribution rate schedules for UI for three years, which became effective January 1, 2017 and, among other things, provide for annual tariff increases and an ROE of 9.10% based on a 50.00% equity ratio, continued UI’s existing ESM pursuant to which UI and its customers share on a 50/50 basis all distribution earnings above the allowed ROE in a calendar year, continued the existing decoupling mechanism and approved the continuation of the requested storm reserve. Any dollars due to customers from the ESM continue to be first applied against any storm regulatory asset balance (if one exists at that time) or refunded to customers through a bill credit if such storm regulatory asset balance does not exist.
In December 2017, PURA approved new tariffs for SCG effective January 1, 2018, for a three-year rate plan with annual rate increases. The new tariffs also include an RDM and Distribution Integrity Management Program (DIMP) mechanism, ESM, the amortization of certain regulatory liabilities (most notably accumulated hardship deferral balances and certain accumulated deferred income taxes) and tariff increases based on a ROE of 9.25% and approximately 52.00% equity level. Any dollars due to customers from the ESM will be first applied against any environmental regulatory asset balance as defined in the settlement agreement (if one exists at that time) or refunded to customers through a bill credit if such environmental regulatory asset balance does not exist.
In December 2018, PURA approved new tariffs for CNG effective January 1, 2019 for a three-year rate plan with annual rate increases. The new tariffs continued the RDM and DIMP mechanism, ESM and tariff increases based on an ROE of 9.30% and an equity ratio of 54.00% in 2019, 54.50% in 2020 and 55.00% in 2021.
On January 18, 2019, the DPU approved new distribution rates for BGC. The distribution rate increase is based on an ROE of 9.70% and 54.00% equity ratio. The new tariffs provide for the implementation of an RDM and pension expense tracker and also provide that BGC will not file to change base distribution rates to become effective before November 1, 2021.
On June 15, 2016, the NYPSC approved NYSEG's and RG&E's 2016 Joint Proposal for a three-year rate plan for electric and gas service which balanced the varied interests of the signatory parties including but not limited to maintaining the companies’ credit quality and mitigating the rate impacts to customers. The 2016 Joint Proposal reflected many customer benefits including: acceleration of the companies’ natural gas leak prone main replacement programs and increased funding for electric vegetation management to provide continued safe and reliable service. The delivery rate increases for the last year of the 2016 Joint Proposal can be summarized as follows:

	May 1, 2018
	Rate Increase	Delivery Rate Increase
Utility	(Millions)	%
NYSEG Electric	$30	4.10%
NYSEG Gas	$15	7.30%
RG&E Electric	$26	5.70%
RG&E Gas	$10	5.20%
The allowed rate of return on common equity for NYSEG Electric, NYSEG Gas, RG&E Electric and RG&E Gas was 9.00%. The equity ratio for each company was 48.00%; however, the equity ratio was set at the actual up to 50.00% for earnings sharing calculation purposes. The customer share of any earnings above allowed levels increased as the ROE increased, with customers receiving 50.00%, 75.00% and 90.00% of earnings in rate year three (May 1, 2018 – April 30, 2019)

above 9.75%, 10.25% and 10.75% ROE, respectively. The rate plans also included the implementation of a rate adjustment mechanism (RAM) designed to return or collect certain defined reconciled revenues and costs, new depreciation rates and continuation of the existing RDM for each business. The 2016 Joint Proposal reflected the recovery of deferred NYSEG Electric storm costs of approximately $262 million, of which $123 million is being amortized over ten years and the remaining $139 million is being amortized over five years. The proposal also continues reserve accounting for qualifying Major Storms ($21 million annually for NYSEG Electric and $3 million annually for RG&E Electric). Incremental maintenance costs incurred to restore service in qualifying divisions will be chargeable to the Major Storm Reserve provided they meet certain thresholds.
On June 22, 2020, NYSEG and RG&E filed a joint proposal with the NYPSC for a new three-year rate plan, or the 2020 Joint Proposal. On November 19, 2020, the NYPSC approved the 2020 Joint Proposal, with modifications to the rate increases at the two electric businesses. The modifications were made to limit the overall bill impacts, to a level at or below 2.00% per year, in consideration of the current impacts of COVID-19 on the economic climate. The effective date of new tariffs was December 1, 2020 with a make-whole provision back to April 17, 2020. The proposed rates facilitate the companies’ transition to a cleaner energy future while allowing for important initiatives such as COVID-19 relief for customers and additional funding for vegetation management, hardening/resiliency and emergency preparedness. The rate plans continue the RAM designed to return or collect certain defined reconciled revenues and costs, have new depreciation rates and continue existing RDMs for each business. The 2020 Joint Proposal bases delivery revenues on an 8.80% ROE and 48.00% equity ratio; however, for the proposed earnings sharing mechanism, the equity ratio is the lower of the actual equity ratio or 50.00%. The below table provides a summary of the approved delivery rate increases and delivery rate percentages, including rate levelization and excluding energy efficiency, which is a pass-through, for all four businesses:

	Year 1		Year 2		Year 3
	Rate Increase	Delivery Rate Increase	Rate Increase	Delivery Rate Increase	Rate Increase	Delivery Rate Increase
Utility	(Millions)	%	(Millions)	%	(Millions)	%
NYSEG Electric	$34	4.6%	$46	5.9%	$36	4.2%
NYSEG Gas	$—	—%	$2	0.8%	$3	1.6%
RG&E Electric	$17	3.8%	$14	3.2%	$16	3.3%
RG&E Gas	$—	—%	$—	—%	$2	1.3%
In an order issued on February 19, 2020, the MPUC authorized an increase in CMP's distribution revenue requirement of $17 million, or approximately 7.00%, based on an allowed ROE of 9.25% and a 50.00% equity ratio. The rate increase was effective March 1, 2020. The MPUC also imposed a 1.00% ROE reduction (to 8.25%) for management efficiency associated with CMP’s customer service performance following the implementation of its new billing system in 2017. The management efficiency adjustment will remain in effect until CMP has demonstrated satisfactory customer service performance on four specified service quality measures for a rolling average period of 18 months, which commenced on March 1, 2020. CMP is meeting the required rolling average benchmarks on all four of these quality measures.
The order provided additional funding for staffing increases, vegetation management programs and storm restoration costs, while retaining the basic tiered structure for storm cost recovery implemented in the 2014 stipulation. The MPUC order also retained the RDM implemented in 2014. The order denied CMP’s request to increase rates for higher costs associated with services provided by its affiliates and ordered the initiation of a management audit to evaluate whether CMP's current management structure, and the management and other services from its affiliates, are appropriate and in the interest of Maine customers. The management audit was commenced in July 2020 by the MPUC’s consultants and is expected to conclude in 2021.
On May 17, 2016, the MPUC approved MNG's ten-year rate plan through April 30, 2026. The settlement structure for non-Augusta customers includes a 34.60% delivery revenue increase over five years with an allowed 9.55% ROE and 50.00% common equity ratio. The settlement structure for Augusta customers includes a ten-year rate plan with existing Augusta customers being charged rates equal to non-Augusta customers plus a surcharge which increases annually for five years. New Augusta customers will have rates set based on an alternate fuel market model. In year seven of the rate plan MNG will submit a cost of service filing for the Augusta area to determine if the rate plan should continue. This cost of service filing will exclude $15 million of initial 2012/2013 gross plant investment, however the stipulation allows for accelerated depreciation of these assets. If the Augusta area’s cost of service filing illustrates results above a 14.55% ROE then the rate plan may cease, otherwise the rate plan would continue.
CMP’s and UI’s electric transmission rates are determined by a tariff regulated by the FERC and administered by ISO-NE. Transmission rates are set annually pursuant to a FERC authorized formula that allows for recovery of direct and allocated transmission operating and maintenance expenses, including return of and on investment in assets. The FERC currently provides an initial base ROE of 10.57% and additional incentive adders applicable to assets based upon vintage, voltage and other factors.
In September 2011, several New England governmental entities, including PURA, the Connecticut Attorney General and the Connecticut Office of Consumer Counsel filed a joint complaint with the FERC against ISO-NE and several New England Transmission Owners, or NETOs, (including CMP and UI) claiming that the current approved base ROE used in calculating formula rates for transmission service under the ISO-NE Open Access Transmission Tariff, or OATT, by the NETOs of 11.14% was not just and reasonable and seeking a reduction of the base ROE with refunds to customers for the 15-month refund periods beginning October 1, 2011 (Complaint I), December 27, 2012 (Complaint II), July 31, 2014 (Complaint III) and April 29, 2016 (Complaint IV).
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
The proposed ROE methodology set forth in the October 2018 Order considers more than just the two-step discounted cash flow, or DCF, analysis adopted in the FERC order on Complaint I vacated by the Court. It uses four financial analyses (i.e., DCF, the capital-asset pricing model, expected earnings analysis and risk premium analysis) to produce a range of returns to narrow the zone of reasonableness when assessing whether a complainant has met its initial burden of demonstrating that the utility’s existing ROE is unjust and unreasonable. The proposed ROE methodology establishes a range of just and reasonable ROEs of 9.60% to 10.99% and proposes a just and reasonable base ROE of 10.41% with a new ROE cap of 13.08%. Pursuant to the October 2018 Order, the NETOs filed initial briefs on the proposed methodology in all four Complaints on January 11, 2019 and replied to the initial briefs on March 8, 2019. On November 21, 2019, the FERC issued rulings on two complaints challenging the base return on equity for Midcontinent Independent System Operator, or MISO transmission owners. These rulings established a new zone of reasonableness based on equal weighting of the DCF and capital-asset pricing model for establishing the base return on equity. This resulted in a base return on equity of 9.88% as the midpoint of the zone of reasonableness. Various parties have requested rehearing of this decision. We cannot predict the outcome of this proceeding, and the potential impact it may have in establishing a precedent for our pending four Complaints.
Legislative and Regulatory Update
New England Clean Energy Connect
In 2018, the New England Clean Energy Connect, or NECEC, transmission project, proposed in a joint bid by CMP and Hydro-Québec, was selected by the Massachusetts electric distribution utilities (EDCs) and the Massachusetts Department of Energy Resources, or DOER, in the Commonwealth of Massachusetts’s 83D clean energy Request for Proposal. The NECEC transmission project includes a 145-mile transmission line linking the electrical grids in Québec, Canada and New England. The project, which has an estimated cost of approximately $1.0 billion, will add 1,200 MW of transmission capacity to supply Maine and the rest of New England with power from reliable hydroelectric generation. As of December 31, 2020, we have spent approximately $180 million on the NECEC project.
On June 13, 2018, CMP entered into transmission service agreements, or TSAs, with the Massachusetts EDCs, and H.Q. Energy Services (U.S.) Inc., or HQUS, an affiliate of Hydro-Québec, which govern the terms of service and revenue recovery for the NECEC transmission project. Simultaneous with the execution of the TSAs with CMP, the EDCs executed certain PPAs with HQUS for sales of electricity and environmental attributes to the EDCs. On October 19, 2018, FERC issued an order accepting the TSAs for filing as CMP rate schedules effective as of October 20, 2018. On June 25, 2019, the Massachusetts DPU issued an Order approving the NECEC project long term PPAs and the cost recovery by the EDCs of the TSA charges. This Order was subsequently appealed by NextEra Energy Resources. On September 3, 2020, the Massachusetts Supreme Judicial Court denied NextEra Energy Resources’ appeal of the DPU Order.
The NECEC project requires a Certificate of Public Convenience and Necessity, or CPCN, from the MPUC. On May 3, 2019, the MPUC issued an Order granting the CPCN for the NECEC project and approving a stipulation dated February 21, 2019, or the NECEC I Stipulation. Among other things, the NECEC I Stipulation provided for the transfer of the NECEC transmission project from CMP to NECEC Transmission LLC, a new subsidiary of Networks; the funding by NECEC Transmission LLC, CMP and HQUS of certain funds to provide benefits to the State of Maine totaling approximately $250 million during construction and over the 40-year useful life of the NECEC transmission project; and other commitments. The NECEC I Stipulation also required CMP, NECEC Transmission LLC and HQUS to enter into a support agreement reflecting, among other things, HQUS’s commitment to fund certain of the funds to provide benefits to the State of Maine, or the Support Agreement.

In compliance with the conditions set forth in the MPUC May 3, 2019 Order, in August 2019, CMP and NECEC Transmission LLC filed a joint petition in a new proceeding before the MPUC to, among other, obtain approval of the various affiliate transactions involved in the transfer of the NECEC project from CMP to NECEC Transmission LLC. On October 20, 2020, the MPUC issued an Order approving a stipulation dated July 30, 2020, entered into by CMP, NECEC Transmission LLC, and certain other parties to resolve all issues among them in connection with this proceeding, or the NECEC II Stipulation. In addition to addressing the transfer of the NECEC project from CMP to NECEC Transmission LLC, the NECEC II Stipulation contains further details regarding implementation of some of the commitments set forth in the NECEC I Stipulation.
On December 10, 2019, CMP submitted a petition to the FERC, seeking FERC’s authorization to transfer the TSAs (FERC rate schedules) from CMP to NECEC Transmission LLC upon the project’s transfer. On March 13, 2020, FERC authorized the transfer of the rate schedules.
On June 25, 2020, the parties to the TSAs executed the Second Amendment to the TSAs and Consent to Assignment, whereby the EDCs and HQUS consented to CMP’s assignment of the TSAs to NECEC Transmission LLC. On October 2, 2020, NECEC Transmission LLC submitted notices of succession to the FERC to notify the FERC of the transfer of the seven TSAs from CMP to NECEC Transmission LLC effective as of the closing of the transfer. On October 2, 2020, CMP submitted a notice of cancellation notifying FERC of the prospective cancellation of the TSAs as CMP rate schedules. On November 30, 2020 and December 18, 2020, FERC accepted the notices of succession. On December 18, 2020, FERC also accepted CMP’s notice of cancellation.
On December 29, 2020, CMP, NECEC Transmission LLC and HQUS executed the Support Agreement. In addition, Avangrid, Inc. issued the parent guarantees required pursuant to the NECEC I Stipulation and further described by the NECEC II Stipulation.
On January 4, 2021, CMP transferred the NECEC project to NECEC Transmission LLC pursuant to the terms of a transfer agreement dated November 3, 2020. Among other things, on that date, CMP assigned the TSAs to NECEC Transmission LLC.
The NECEC project requires certain permits, including environmental, from multiple state and federal agencies and a presidential permit from the U.S. Department of Energy authorizing the construction, operation, maintenance and connection of facilities for the transmission of electric energy at the international border between the United States and Canada. On January 8, 2020, the Maine Land Use Planning Commission, or LUPC, deliberated and granted the LUPC Certification for the NECEC. The Maine Department of Environmental Protection, or MDEP, granted Site Location of Development Act, Natural Resources Protection Act, and Water Quality Certification permits for the NECEC by an Order dated May 11, 2020. The MDEP Order has been appealed by certain intervenors. The appeals are currently pending before the Maine Board of Environmental Protection. Certain parties to the MDEP proceedings requested the stay of the MDEP permits during the pendency of the appeals. The motions to stay were denied by the MDEP Commissioner in August 2020. On November 2, 2020, a motion to stay the MDEP permits was filed before the Maine Superior Court by certain parties. In January 2021, the Maine Superior Court denied the motion for a stay. We cannot predict the outcome of these proceedings.
On November 6, 2020, the project received the required approvals from the Army Corps pursuant to Section 10 of the Rivers and Harbor Act of 1899 and Section 404 of the Clean Water Act. A complaint for declaratory and injunctive relief asking the court to vacate or remand the Section 404 Clean Water Act permit for the NECEC project filed by three environmental groups is currently pending before the District Court in Maine. A related request for preliminary injunction seeking to enjoin construction of the NECEC was denied by the District Court on December 16, 2020. That denial was appealed to the First Circuit Court of Appeals. On December 21, 2020, plaintiffs filed a motion for emergency injunction pending appeal in the District Court. The District Court denied that motion on December 23, 2020. On December 30, 2020, plaintiffs filed an emergency motion for injunction with the First Circuit Court seeking to enjoin construction in Segment 1 of the project pending their appeal of the District Court's denial of a preliminary injunction. On January 15, 2021, the First Circuit Court granted the motion temporarily enjoining construction in Segment 1 of the NECEC project. We cannot predict the outcome of these proceedings.
ISO-NE issued the final System Impact Study (SIS) for NECEC on May 13, 2020, determining the network upgrades required to permit the interconnection of NECEC to the ISO-NE system. On July 9, 2020, the project received the formal I.3.9 approval associated with this interconnection request. CMP, NECEC Transmission LLC and ISO-NE executed an interconnection agreement. With respect to the system upgrade required at the Seabrook Station, on October 13, 2020, Avangrid and NECEC Transmission LLC filed a Complaint with the FERC. On October 5, 2020, NextEra Energy Seabrook, LLC filed a Petition for Declaratory Order. Both proceedings are currently pending before FERC.

On January 14, 2021, the Department of Energy issued a Presidential Permit granting permission to NECEC Transmission LLC to construct, operate, maintain and connect electric transmission facilities at the international border of the United States and Canada.
A complaint challenging the validity of NECEC Transmission LLC's leasehold interest in public land that will host a section of the NECEC project, granted by Maine's Bureau of Parks and Lands, is currently pending before the Maine Superior Court. We cannot predict the outcome of this proceeding.
In 2019, certain opponents of the NECEC began an effort to have a referendum ballot question to enact legislation (i.e., a Maine citizen initiative) entitled “Resolve, To Reject the New England Clean Energy Transmission Project,” which, if passed by Maine voters, would have required the MPUC to amend its May 3, 2019 Order granting a CPCN for the project and deny the CPCN. On August 13, 2020, the Maine Supreme Judicial Court vacated a June 29, 2020 Maine Superior Court decision, held that the referendum is unconstitutional and remanded the case to the Maine Superior Court to enter a declaratory judgment. On August 21, 2020, the Maine Superior Court issued a declaratory judgment that the referendum fails to meet the constitutional requirements for inclusion on the ballot.
On September 16, 2020, a group of Maine voters submitted an application for a citizen referendum (i.e., a Maine citizen initiative) to enact legislation that, if enacted into law and found to be constitutional, would require the vote of 2/3 of all members elected to each House of the Maine Legislature to approve construction of a high-impact electric transmission line crossing or utilizing public lands, prohibit construction of a high impact electric transmission line in the Upper Kennebec Region and require the vote of 2/3 of all members elected to each House of the Maine Legislature for the lease by Maine's Bureau of Parks and Lands of public reserved lands for transmission lines and similar linear projects. On February 22, 2021, the Maine Secretary of State issued a decision finding that proponents of the initiative have gathered the constitutionally required number of signatures and that the referendum is valid for placement on the November 2021 ballot. We cannot predict the outcome of this citizen initiative.
At the municipal level, the project plans to apply for and obtain local approvals from organized towns gradually, based on the project’s construction sequence and schedule. Seven towns have granted municipal approvals to date. Construction of the NECEC project started in January 2021 and commercial operation is expected in the second quarter of 2023.
Maine Government-Run Power Referendum
On September 18, 2020, a request was submitted to the Maine Secretary of State to initiate the process of placing a government-run power referendum on the ballot. We cannot predict the outcome of this request or any potential referendum.
CMP System Upgrades Due to Distributed Generation Demand
CMP has entered into certain interconnection agreements with distributed generation operators and/or developers. Due to the increased demand for solar distribution-side connections, certain reconfigurations of the grid and substation and systems upgrades may be necessary to prevent potential safety issues. CMP is analyzing the anticipated costs of the necessary upgrades and the distributed generation operations and/or developers responsibility for such costs under the interconnection agreements. We cannot predict the outcome of this matter, including any potential proceedings before the MPUC.
New England Clean Energy Request for Proposals
On May 25, 2017, UI entered into six 20-year PPAs, totaling approximately 32 MW with developers of wind and solar generation. These PPAs originated from a three-state Clean Energy RFP, and were entered into pursuant to PA 13-303, which provides that the net costs of the PPAs are recoverable through electric rates. The PPAs were approved by PURA on September 13, 2017.
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
In October of 2018, UI entered into five PPAs totaling approximately 50 MW from developers of offshore wind and fuel cell generation. These PPAs originated from an RFP issued by DEEP, under PA 17-144 which provides that the net costs of the PPAs are recoverable through electric rates. The PPAs were filed for PURA approval on October 25, 2018. On December 19, 2018, PURA issued its final decision approving the five PPAs and approved UI’s use of the non-bypassable federally mandated congestion charges for all customers to recover the net costs of the PPAs.

On December 28, 2018, DEEP issued a directive to UI to negotiate and enter into PPAs with twelve projects, totaling approximately 12 million MWh, selected as a result of the Zero Carbon RFP issued by DEEP pursuant to PA 17-3, which provides that the net costs of the PPAs are recoverable through electric rates. One of the selected projects is the Millstone nuclear facility located in Waterford, Connecticut which is owned by Dominion Energy, Inc. The PPA with Dominion was executed and approved by PURA in September 2019. Of the eleven other projects, one dropped out and PPAs with nine other projects were executed and approved by PURA in November 2019. The remaining PPA has been executed and submitted for approval to PURA.
Pursuant to Connecticut Act Concerning the Procurement of Energy Derived from Offshore Wind, DEEP solicited proposals from providers of energy derived from offshore wind facilities that are Class I renewable energy sources for up to 2,000 MW in the aggregate. In 2020, Pursuant to Connecticut Act Concerning the Procurement of Energy Derived From Offshore Wind, UI entered into a PPA with Vineyard Wind, an affiliate of UI, to provide 804 MW of offshore wind through the development of its Park City Wind Project. Similar to the case with the zero carbon PPAs discussed above, the net costs of the PPAs are recoverable through electric rates.
Reforming the Energy Vision
In 2014, the NYPSC instituted its REV proceeding, the goals of which are to improve electric system efficiency and reliability, encourage renewable energy resources, support distributed energy resources, or DER, and empower customer choice. In this proceeding, the NYPSC is examining the establishment of a Distributed System Platform to manage and coordinate DER, and provide customers with market data and tools to manage their energy use. The NYPSC is also examining how its regulatory practices should be modified to incentivize utility practices to promote REV objectives. REV has been divided into two tracks, Track 1 for market design and technology, and Track 2 for regulatory reform. REV proposes regulatory changes that are intended to promote more efficient use of energy, deeper penetration of renewable energy resources such as wind and solar, and wider deployment of DER, such as micro grids, on-site power supplies and storage. Track 2 was undertaken in parallel with Track 1, and examines changes in current regulatory, tariff, market design and incentive structures to better align utility interests with achieving NYPSC’s policy objectives. Our New York utilities are addressing related regulatory issues in their individual rate cases. A Track 2 order was issued in 2016 which included guidance related to the potential for earnings adjustment mechanisms, or EAMs, platform service revenues, innovative rate designs, and data utilization and security. In 2016, NYSEG and RG&E filed a proposal for the implementation of EAMs in the areas of system efficiency, energy efficiency, interconnections and clean air. The EAM is reflected in the rate plan approved in 2020.
In 2016, an initial DSIP was filed by NYSEG and RG&E and included information regarding the potential deployment of Automated Metering Infrastructure, or AMI. A separate petition for the cost recovery associated with full deployment of AMI was filed by NYSEG and RG&E. In March 2017, the NYPSC issued three separate REV-related orders. In July 2018, NYSEG and RG&E submitted an updated DSIP plan consistent with guidance received from the NY Department of Public Service. As of the end of 2018, both NYSEG and RG&E had deployed two energy storage projects each, consistent with the March 2017 NYPSC order requirements. In December 2018, the NYPSC staff submitted whitepapers on standby and buyback service rate design, future value stack compensation and capacity value compensation. The NYPSC ruled on the proposals set forth in the whitepapers on May 16, 2019. NYSEG and RG&E filed proposed standby and buyback rates with the NYPSC on September 24, 2019. The NYPSC also issued an order on value stack compensation for high-capacity-factor resources on December 12, 2019 modifying the treatment of certain high-capacity-factor DER in the Value Stack compensation framework. The modification per the December 12, 2019 Order became effective February 1, 2020. On March 19, 2020, the Commission issued an additional Order regarding Value Stack Compensation. The Order directs National Grid, NYSEG and RGE to reallocate capacity from closed tranches where available capacity remained due to projects being canceled since the issuance of the VDER Compensation Order, and to assign that capacity to a new Community Credit Tranche with compensation at 2 cents per kWh. The utilities must also continue to reallocate capacity to this new Tranche for the next six months when there are cancellations of projects that have received a Market Transition Credit (MTC) or Community Credit allocation. The new provisions per the March 19, 2020 Order became effective on May 1, 2020.
On May 14, 2020, the Commission issued an Order extending and expanding distributed solar incentives. In addition to authorizing the extension of and additional funding for the NY-Sun program, the Commission modified certain program rules related to the NY-Sun program and the VDER policy. As part of the ordered modifications, the Commission directed the electric utilities with VDER tariffs to add tariff language for a Remote Crediting program that will allow Value-Stack-eligible generation resources to distribute the credits they receive for generation injected into the utility system to the utility bills of multiple, separately sited, non-residential customers. The Commission ordered the utilities to submit tariff leaves that implement the modifications associated with the Remote Crediting program to become effective November 1, 2020. Given the complexity of the program changes, the utilities have petitioned the Commission for tariffs filings to be made on February 15, 2021, with an effective date of March 1, 2021.

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
Also on April 18, 2019, the NYPSC issued an Order Instituting Proceeding and to Show Cause directed to all major electric utilities in New York, including NYSEG and RG&E. The order directs the utilities, including NYSEG and RG&E, to show cause why the NYPSC should not pursue civil and/or administrative penalties for the apparent failure to follow their respective ERPs as approved and mandated by the NYPSC. The NYPSC also directed the utilities, within 30 days, to address whether the NYPSC should mandate, reject or modify in whole or in part, the 94 recommendations contained in the 2018 Staff Report. On May 20, 2019, NYSEG and RG&E responded to the portion of the Order to Show Cause with respect to the recommendations contained in the 2018 Staff Report. A petition requesting Commission approval of a joint settlement agreement was filed with the Commission on December 17, 2019. On February 6, 2020, the Commission approved the joint settlement agreement, which allows the companies to avoid litigation and provides for payment by the companies of a $10.5 million penalty ($9.0 million by NYSEG and $1.5 million by RG&E). The settlement reached as part of the NYSEG Electric and RG&E Electric three-year rate plan provides for utilization of these penalties as rate modifiers by the establishment of regulatory liabilities that will be amortized over the three-year term of the rate plans for both NYSEG Electric and RG&E Electric.
New York State Public Service Commission Show Cause Order Regarding Greenlight Pole Attachments
On November 20, 2020, the NYPSC issued an Order Instituting Proceeding and to Show Cause, or the Show Cause Order, regarding alleged violations of the NYPSC’s 2004 Order Adopting Policy Statement on Pole Attachments, dated August 6, 2004, or the 2004 Pole Order, by RG&E, Greenlight Networks, Inc., or Greenlight, and Frontier Communications, or Frontier. The alleged violations detailed in the Show Cause Order arise from Greenlight’s installation of unauthorized and substandard communications attachments throughout RG&E’s and Frontier’s service territories. The Show Cause Order directs RG&E to show cause within 30 days why the NYPSC should not pursue civil and/or administrative penalties or initiate a prudency proceeding or civil action for injunctive relief for more than 11,000 alleged violations of the 2004 Pole Order. Under NY Public Service Law Section 25-a, each alleged violation carries a potential penalty of up to $100,000 where it can be shown that the violator failed to “reasonably comply” with a statute or NYPSC order.
RG&E, Greenlight and Frontier filed respective notices to initiate settlement negotiations with respect to the alleged violations and to extend the deadline for filing a response to the Show Cause Order. The NYPSC granted the extension requests initiating settlement discussions. We cannot predict the outcome of this matter.
CMP Customer Billing System Investigation and Class Action
On March 1, 2018, the MPUC issued a Notice of Investigation initiating a summary investigation into CMP’s metering, billing, and customer communications practices. Due to the highly technical nature of CMP’s customer billing system, on March 22, 2018 the MPUC issued an Order Initiating Audit commencing a forensic audit of CMP’s customer billing system to identify any errors that have, or continue to be resulting in billing inaccuracies. On July 10, 2018, the MPUC issued an Order Modifying Scope of Audit, which expanded the scope of the audit to include CMP’s customer communication practices. On December 20, 2018, the MPUC released the findings of the forensic audit of CMP’s customer billing system and customer communication practices. On January 14, 2019, the MPUC issued an Order and Notice of Investigation initiating an investigation of CMP’s metering and billing practices. On September 3, 2019, the MPUC issued its Bench Analysis in the Metering and Billing Investigation and supported the findings of the independent audit. On September 7, the OPA issued testimony and findings from a separate audit firm which agreed with certain portions of the independent audit and also stated that continuing problems still persist in CMP’s billing system. CMP provided rebuttal testimony on October 16, 2019, and hearings were held in November 2019. On January 30, 2020, the MPUC Commissioners deliberated and based on the verbal discussion, the Commissioners indicated that CMP’s Metering and Billing system is accurately reporting data; there is no systemic root cause for high usage complaints and errors related to CMP’s metering and billing system are localized and random, not systemic. The Commissioners were critical of CMP finding that CMP failed to implement proper testing of the SmartCare system prior to go-live; CMP’s implementation of SmartCare was imprudent; CMP’s SmartCare implementation experienced an unacceptable number of billing errors, delayed or estimated bills, bill presentment issues and unreasonable time required to address these issues; and the implementation issues were compounded by inadequate staffing, resulting in the inability of customers to contact a CMP representative. On February 19, 2020, the MPUC issued an order in CMP’s distribution rate case proceeding discussed above and on February 24, 2020 issued an order in the metering and billing investigation. Each order reflected the MPUC’s conclusion that CMP’s Metering and Billing system is accurately reporting data, there is no systemic root cause for high usage complaints and errors related to CMP’s metering and billing system are localized and random, not systemic. However, the MPUC orders imposed a reduction of 100 basis points in ROE, as a management efficiency adjustment, to address the MPUC Commissioners’ concerns with CMP’s customer service implementation and performance following the launch of its new billing system in 2017. The management efficiency adjustment will remain in effect until CMP has demonstrated satisfactory customer service performance on four specified service quality measures for a rolling average period of 18 months, which commenced on March 1, 2020. CMP is meeting the required rolling average benchmarks on all four of these quality measures. On April 27, 2020, the MPUC issued an order requiring that CMP pay for the costs of the metering, billing and customer service practices audit, which were less than $1 million.
On August 16, 2018, an amended class action lawsuit was filed against CMP and the Company in the Cumberland County Superior Court on behalf of all CMP customers alleging that CMP’s new billing software and metering system improperly overcharged customers. The plaintiff asserts this claim under the common law of unjust enrichment, breach of contract and fraudulent and intentional misrepresentation and seeks damages, punitive damages, attorney fees and costs. On September 21, 2018, we filed a Motion to Dismiss all of the claims that was opposed by the plaintiffs. On November 14, 2018, the plaintiff filed a motion for a preliminary and permanent injunction enjoining CMP from sending disconnection notices and/or disconnecting their power until this litigation is resolved. On February 22, 2019, the Cumberland County Superior Court ordered that the proceedings be stayed until November 1, 2019 to allow resolution of the MPUC’s formal investigation of CMP’s billing practices and denied the plaintiff’s motion for a temporary restraining order. On July 30, 2019, Douglas Herling, chief executive officer of CMP, and Iberdrola, S.A. were added as defendants and additional claims alleging violations of the Racketeer Influenced and Corrupt Organizations Act were added to the case. CMP and the Company removed the case to federal court and filed a Motion to Dismiss on September 30, 2019. On November 22, 2019, upon agreement of the parties, CMP and the Company withdrew its motion to dismiss without prejudice and the plaintiffs were granted leave to file an amended complaint on or before January 31, 2020 to allow for the conclusion of the MPUC investigation into CMP’s metering, billing, and customer communications practices. On January 30, 2020, the MPUC deliberated the metering, billing and customer communications investigation. The MPUC found that with exception of certain localized and random errors, CMP’s billing system is working as designed and there were no systemic errors in billing. The decision also included an administrative process to address unresolved customer complaints of high bills. On January 31, 2020, the plaintiffs filed their third amended complaint. On February 28, 2020, CMP and the Company filed a Motion to Dismiss Plaintiff’s Third Amended Complaint Without Prejudice or to Stay Proceedings Pending Plaintiffs’ Exhaustion of Administrative Remedies which was denied on November 25, 2020. We cannot predict the outcome of this class action lawsuit.
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
CMP Revenue Decoupling Mechanism Investigation
On June 9, 2020, the MPUC issued a Notice of Investigation to open an investigation into the effects of the COVID-19 pandemic on customers’ electricity-usage patterns and whether CMP’s RDM should be suspended for the annual distribution rate change that is expected to occur on July 1, 2021, for electricity delivered in calendar year 2020. On June 24, 2020, the MPUC issued a procedural order setting forth initial steps in this proceeding. On July 21, 2020, CMP filed testimony presenting electricity-usage data for its two RDM classes (residential and commercial/industrial) through June 2020, along with testimony explaining the data and the reasons why the current RDM should remain in place without alteration. On August 11, 2020, a technical conference was held and CMP filed electricity-usage data on August 20, 2020. On December 16, 2020, the MPUC issued an Order determining that CMP’s RDM should not be suspended and the RDM should be simplified by merging the two RDM classes into a single class. There is no impact to existing RDM balances as a result of the order issued by the MPUC.
CMP Annual Compliance Filing
On March 31, 2020, CMP submitted its annual compliance filing in accordance with the Commission’s February 19, 2020 decision in Public Utilities Commission, Investigation into Rates and Revenue Requirements of Central Maine Power Company. In its filing, CMP proposed an overall increase in its distribution delivery revenues of $14.5 million, or 5.6% over current rates, effective July 1, 2020. This increase is due primarily to storm costs and RDM, which are offset by excess deferred income taxes. As a result of the COVID-19 pandemic, CMP’s filing proposed cost recovery provisions designed to minimize the rate impacts on customers including, without limitation, an extended period for recovery of storm costs incurred in 2019. On June 18, 2020, the MPUC approved a partial stipulation, which adopted CMP’s proposal to recover 2019 major storm costs over a three-year period commencing on July 1, 2020, but denied CMP’s proposed recovery of costs related to its legacy billing system, which are less than $1 million. On June 18, 2020, CMP made a compliance filing with revised tariffs, which was approved by the MPUC on June 23, 2020, and the new rates took effect on July 1, 2020.
CMP Standard Offer Uncollectible Adder Investigation
On August 19, 2020, the MPUC issued a Notice of Investigation to open an investigation into the whether the uncollectible adder to CMP’s standard offer retainage account for the residential and small non-residential standard offer customer class should be increased for standard offer electricity-supply rates that will go into effect January 1, 2022. The investigation will also include a review of CMP’s credit and collection practices. A technical conference was held on October 8, 2020. On December 4, 2020, the MPUC Staff issued a Bench Analysis proposing an imprudent disallowance adjustment of approximately $4.5 million to the uncollectible adder retainage account reflecting CMP’s alleged imprudence in its implementation of its new billing system and credit and collection practices. CMP filed testimony in response to the Bench Analysis on February 5, 2021. We cannot predict the outcome of this matter.
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
In New York, the NYPSC issued an order requiring sur-credits to return benefits reflecting the lower effective tax rate of 21% to customers effective October 1, 2018. For NYSEG Gas, RG&E Electric and RG&E Gas the NYPSC also required the sur-credit to include the return to customers of the January - September 2018 Tax Act savings over three years. The remaining deferred amounts associated with the recognition of the effects of the Tax Act are being used as rate moderators in the approved 2020 Joint Proposal. In Connecticut, UI and SCG expect Tax Act savings to be deferred until they are reflected in tariffs in a future rate case, unless PURA determines otherwise. CNG and BGC include Tax Act savings in their current rate plans. In Maine, CMP adjusted rates beginning July 1, 2018 to pass back to customers the Tax Act savings after offsetting for recovery of deferred 2017 storm costs and in the general rate case filing with the MPUC is proposing to use savings arising out of the Tax Act to minimize rate increases while making its electric system more reliable. In its February 19, 2020 order in the CMP’s distribution rate case proceeding discussed above, the MPUC approved CMP’s distribution related accumulated deferred income tax balances associated with the Tax Act as well as the authorized amortization periods for the return of regulatory liabilities and the recovery regulatory assets. At the FERC, CMP transmission and UI transmission adjusted their tariffs in June 2018 to reflect the income statement value of Tax Act savings.
Power Tax Audits
Previously, CMP, NYSEG and RG&E implemented Power Tax software to track and measure their respective deferred tax amounts. In connection with this change, we identified historical updates needed with deferred taxes recognized by CMP, NYSEG and RG&E and increased our deferred tax liabilities, with a corresponding increase to regulatory assets, to reflect the updated amounts calculated by the Power Tax software. Since 2015, the NYPSC and MPUC accepted certain adjustments to deferred taxes and associated regulatory assets for this item in recent distribution rate cases, resulting in regulatory asset balances of approximately $148 million and $153 million, respectively, for this item at December 31, 2020 and December 31, 2019.

In 2017, audits of the power tax regulatory assets were commenced by the NYPSC and MPUC. On January 11, 2018, the NYPSC issued an order opening an operations audit on NYSEG and RG&E and certain other New York utilities regarding tax accounting. The NYPSC audit report is expected to be completed during 2021. In January 2018, the MPUC published the Power Tax audit report with respect to CMP, which indicated the auditor was unable to verify the asset “acquisition value” used to calculate the Power Tax regulatory asset. CMP responded to the audit report in its rate case filing by providing additional acquisition value support and, therefore, requested full recovery of the Power Tax regulatory asset. The MPUC had an outside firm conduct an audit of CMP's filing and acquisition values, and the auditor found CMP's information was reasonable. In September 2019, CMP filed a report in response to the audit report and addressed MPUC staff concerns. On December 17, 2019, CMP filed a stipulation with the MPUC providing for recovery of the Power Tax regulatory asset and adjusting the carrying costs values for the period of July 1, 2017 through June 30, 2019. The MPUC approved the stipulation on January 21, 2020 and CMP began collecting the Power Tax Regulatory asset in July 2020 over 32.5 years.
Weather Impact
The demand for electric power and natural gas is affected by seasonal differences in the weather. Statewide demand for electricity in New York, Connecticut and Maine tends to increase during the summer months to meet cooling load or in winter months for heating load while statewide demand for natural gas tends to increase during the winter to meet heating load. Market prices for both electricity and natural gas reflect the demand for these products and their availability at that time. Overall operating results of Networks do not fluctuate due to commodity costs as the regulated utilities generally recover those costs coincident with their expense or defer any differences for future recovery. Networks has historically sold less power when weather conditions are milder and may also be affected by severe weather, such as ice and snow storms, hurricanes and other natural disasters which may result in additional cost or loss of revenues that may not be recoverable from customers. However, Networks’ regulated utilities, other than MNG, have approved RDMs as part of the NYPSC, PURA and MPUC rate plans in place for the period ended December 31, 2020. The RDM allows the regulated utilities to defer for future recovery and shortfall from projected revenues whether due to weather, economic conditions, conservation or other factors.
New Renewable Source Generation
Under Connecticut Public Act 11-80, or PA, Connecticut electric utilities are required to enter into long-term contracts to purchase Connecticut Class I Renewable Energy Certificates, or RECs, from renewable generators located on customer premises. Under this program, UI is required to enter into contracts totaling approximately $200 million in commitments over approximately 21 years. The obligations were initially expected to phase in over a six-year solicitation period and to peak at an annual commitment level of about $13.6 million per year after all selected projects are online. PA 17-144, PA 18-50 and PA 19-35 extended the original six-year solicitation period of the program by adding seventh, eighth, ninth, and tenth years, and increased the original funding level of this program by adding up to $64 million in additional commitments by UI. UI expects to partially mitigate the cost of these contracts through the resale of the RECs. PA 11-80 provides that the remaining costs (and any benefits) of these contracts, including any gain or loss resulting from the resale of the RECs, are fully recoverable from (or credited to) customers through electric rates.
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
Pursuant to Maine law, the MPUC is authorized to conduct periodic requests for proposals seeking long-term supplies of energy, capacity or RECs, from qualifying resources. The MPUC is further authorized to order Maine transmission and distribution utilities to enter into contracts with sellers selected from the MPUC’s competitive solicitation process. Pursuant to a MPUC Order dated October 8, 2009, CMP entered into a 20-year agreement with Evergreen Wind Power III, LLC, on March 31, 2010, to purchase capacity and energy from Evergreen’s 60 Megawatt (MW) Rollins wind farm. CMP’s purchase obligations under the Rollins contract are approximately $7 million per year. Pursuant to a MPUC Order dated December 18, 2017, CMP entered into a 20-year agreement with Dirigo Solar, LLC on September 10, 2018, to purchase capacity and energy from multiple Dirigo solar facilities throughout CMP’s service territory. CMP’s purchase obligations under the Dirigo contract will increase as additional solar facilities are brought on line, eventually reaching a level of approximately $4 million per year. Pursuant to a MPUC Order dated November 6, 2019, CMP entered into a 20-year agreement with Maine Aqua Ventus I GP LLC on December 9, 2019, to purchase capacity and energy from an off-shore wind under development near Monhegan Island, Maine. CMP’s purchase obligations under the Maine Aqua Ventus contract will be approximately $12 million per year once the facility begins commercial operation. Pursuant to Maine law, the MPUC must conduct two competitive solicitation processes to procure, in the aggregate, an amount of energy or RECs from Class 1A resources that is equal to 14% of retail electricity sales in the State during calendar year 2018, or 1.715 million MWh. Of that 14% total, the MPUC must acquire at least 7%, but not more than 10%, through contracts approved by December 31, 2020 (Tranche 1), and acquire the remaining amount (Tranche 2)

through a solicitation process that started on January 15, 2021. Pursuant to Maine law, on September 23, 2020, the MPUC issued an order accepting term sheet proposals from 14 projects in CMP's service territory and ordered the MPUC Staff and CMP to negotiate and execute contracts to implement the accepted terms. As of December 31, 2020, one project has withdrawn from the solicitation and CMP has executed contracts with 5 of the remaining 13 projects for 20-year terms. In accordance with MPUC orders, CMP either sells the purchased energy from these facilities in the ISO New England markets or periodically auctions the purchased output to wholesale buyers in the New England regional market. Under Maine law, CMP is assured recovery of any differences between power purchase costs and achieved market revenues through a reconcilable component of its retail distribution rates. Although the MPUC has conducted multiple requests for proposals under Maine law, and has tentatively accepted long-term proposals from other sellers, these selections have not yet resulted in additional currently effective contracts with CMP.
Renewables
Renewable Energy Incentives
Renewables relies, in part, upon government policies that support utility-scale renewable energy and enhance the economic feasibility of development and operating wind energy projects in regions in which Renewables operates or plans to develop and operate renewable energy facilities.
On December 20, 2019, the Setting Every Community up for Retirement Enhancement Act of 2019 was signed into law that extended the PTC and investment tax credit, or ITC, options for wind facilities to 60% of the full credit for facilities commencing construction in 2020, leaving in place phased down credits for projects commencing in years prior to 2020.
The 2020 Consolidated Appropriations Act provides favorable extensions to renewable income tax incentives. Onshore and offshore wind projects may now claim a 60% PTC for projects commencing construction in 2020 and 2021. In addition, offshore wind may now elect to claim a 30% ITC for projects commencing construction through 2025. Onshore wind can claim an 18% ITC for projects commencing construction in 2020 or 2021, with no ITC thereafter.
Solar projects commencing construction before 2020 may claim a 30% ITC. Solar projects that commence construction from 2020-2022 may claim a 26% ITC, projects commencing construction in 2023 may claim a 22% ITC and projects commencing thereafter may claim a 10% ITC. The ITC statutes require solar projects be completed by the end of 2025 in order to claim the applicable ITCs.
The Internal Revenue Service, or IRS, provided continuity safe harbor guidance that requires renewable projects to be completed within four years of the year construction commences. Any projects that do not meet this requirement will fall outside of the safe harbor and be subject to IRS scrutiny with regard to the date construction commenced. In 2020, the IRS allowed projects beginning construction in 2016 or 2017 an additional year (five years total) to complete construction. In late December 2020, the IRS issued a notice giving onshore wind projects on federal lands, with transmission permit requirements, and offshore wind projects 10 years to complete construction.
Results of Operations
The following table sets forth financial information by segment for each of the periods indicated. During the year ended December 31, 2020, we identified various immaterial corrections to prior periods primarily related to property, plant and equipment and deferred tax liabilities that originated in prior periods. Accordingly, we have reflected the correction of these prior period amounts in the periods in which they originated.

	Year Ended December 31, 2020
	Total	Networks	Renewables	Other(1)
	(in millions)
Operating Revenues	$6,320	$5,188	$1,132	$—
Operating Expenses
Purchased power, natural gas and fuel used	1,379	1,125	254	—
Operations and maintenance	2,466	2,038	429	(1)
Depreciation and amortization	987	592	394	1
Taxes other than income taxes	619	556	71	(8)
Total Operating Expenses	5,451	4,311	1,148	(8)
Operating Income	869	877	(16)	8
Other Income (Expense)
Other income (expense)	18	15	15	(12)
Losses (earnings) from equity method investments	(3)	10	(13)	—
Interest expense, net of capitalization	(316)	(234)	(7)	(75)
Income Before Income Tax	568	668	(21)	(79)
Income tax expense (benefit)	29	120	(80)	(11)
Net Income (Loss)	539	548	59	(68)
Net loss (income) attributable to noncontrolling interests	42	(2)	44	—
Net Income (Loss) Attributable to Avangrid, Inc.	$581	$546	$103	$(68)

	Year Ended December 31, 2019
	Total	Networks	Renewables	Other(1)
	(in millions)
Operating Revenues	$6,336	$5,164	$1,184	$(12)
Operating Expenses
Purchased power, natural gas and fuel used	1,509	1,249	260	—
Operations and maintenance	2,305	1,932	392	(19)
Depreciation and amortization	933	549	383	1
Taxes other than income taxes	591	544	56	(9)
Total Operating Expenses	5,338	4,274	1,091	(27)
Operating Income	998	890	93	15
Other Income (Expense)
Other income (expense)	121	(15)	155	(19)
Earnings (losses) from equity method investments	3	11	(8)	—
Interest expense, net of capitalization	(310)	(269)	(14)	(27)
Income Before Income Tax	812	617	226	(31)
Income tax expense (benefit)	169	152	28	(11)
Net Income (Loss)	643	465	198	(20)
Net loss (income) attributable to noncontrolling interests	24	(2)	26	—
Net Income (Loss) Attributable to Avangrid, Inc.	$667	$463	$224	$(20)

	Year Ended December 31, 2018
	Total	Networks	Renewables	Other(1)
	(in millions)
Operating Revenues	$6,477	$5,310	$1,138	$29
Operating Expenses
Purchased power, natural gas and fuel used	1,653	1,423	228	2
Operations and maintenance	2,258	1,887	369	2
Loss from assets held for sale	16	—	—	16
Depreciation and amortization	855	503	352	—
Taxes other than income taxes	579	529	57	(7)
Total Operating Expenses	5,361	4,342	1,006	13
Operating Income (Loss)	1,116	968	132	16
Other Income (Expense)
Other (expense) income	(66)	(79)	18	(5)
Earnings (losses) from equity method investments	10	13	(3)	—
Interest expense, net of capitalization	(303)	(260)	(33)	(10)
Income Before Income Tax	757	642	114	1
Income tax expense (benefit)	167	167	(32)	32
Net Income (Loss)	590	475	146	(31)
Net income attributable to noncontrolling interests	(3)	(2)	(1)	—
Net Income (Loss) Attributable to Avangrid, Inc.	$587	$473	$145	$(31)
(1)Other amounts represent Corporate, Gas (only in 2018) and intersegment eliminations.
Comparison of Period to Period Results of Operations
Operating revenues decreased by less than 1%, from $6,336 million for the year ended December 31, 2019, to $6,320 million for the year ended December 31, 2020.
Purchased power, natural gas and fuel used decreased by 9%, from $1,509 million for the year ended December 31, 2019, to $1,379 million for the year ended December 31, 2020.
Operations and maintenance increased by 7%, from $2,305 million for the year ended December 31, 2019, to $2,466 million for the year ended December 31, 2020.
Details of the period to period comparison are described below at the segment level.
Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019
Networks
Operating revenues for the year ended December 31, 2020 increased by $24 million, or less than 1%, from $5,164 million for the year ended December 31, 2019, to $5,188 million. Electricity and gas revenues increased by $60 million, primarily due to the impact of increased customer rates for the year ended December 31, 2020 compared to the same period of 2019 and increased by $26 million primarily due to make whole period revenue adjustment from new rate case activity in NY. Electricity and gas revenues also increased by $24 million due to higher transmission revenues, negative revenues adjustments in 2019 totaling $16 million related to earnings sharing, net plant reconciliation and other regulatory deferrals and $3 million of other increases. These were offset by a decrease of $10 million from a pension deferral write-off and a $10 million decrease from the inability to charge late payment fees due to regulatory orders. Electricity and gas revenues changed due to the following items that have offsets within the income statement: a decrease of $124 million in purchased power and purchased gas (offset in purchased power), a decrease of $42 million which is offset in income taxes. These were offset by an increase of $69 million of amortizations that are offset in operating expenses and an increase of $12 million in taxes other than income taxes.
Purchased power, natural gas and fuel used for the year ended December 31, 2020 decreased by $124 million, or 10%, from $1,249 million for the year ended December 31, 2019, to $1,125 million. The decrease is primarily driven by a $131 million decrease in average commodity prices and an overall decrease in electricity and gas units procured due to a decline in degree days offset by a $7 million increase in other power supply purchases in the period.

Operations and maintenance during the year ended December 31, 2020 increased by $106 million, or 5%, from $1,932 million for the year ended December 31, 2019, to $2,038 million. The increase is driven by $22 million in increased salaries due to additional headcount offset by favorable capitalized labor, a $10 million increase in outage restoration costs, a $7 million increase in uncollectible expenses, a $6 million increase due to additional cleaning and personal protective equipment resulting from COVID-19, an increase of $69 million in amortizations (which are offset in revenue) and a $2 million increase in Other. These were offset by a decrease of $5 million in unfavorable write-off of deferred storm costs in the year ended December 31, 2019, which did not recur in 2020 and a decrease of $5 million in favorable overhead.
Renewables
Operating revenues for the year ended December 31, 2020 decreased by $52 million, or 4% from $1,184 million for the year ended December 31, 2019, to $1,132 million. The decrease in operating revenues was primarily due to unfavorable MtM changes of $69 million on energy derivative transactions entered for economic hedging purposes, a decrease of $26 million in merchant pricing, a $34 million decrease in thermal revenue driven by lower volumes and average prices in the period, and a $7 million decrease in other revenues (offset in operating expenses). These were offset by an increase of $85 million driven by wind generation output increase of 1,790 GWh from existing and new capacity in the current period.
Purchased power, natural gas and fuel used for the year ended December 31, 2020 decreased by $6 million, or 2%, from $260 million for the year ended December 31, 2019, to $254 million. The decrease is primarily driven by a decrease of $28 million in thermal purchases driven by the decrease in volume and unit cost in the period, offset by an increase of $5 million in power purchases, $5 million in RECs and unfavorable MtM changes on derivatives of $11 million due to market price changes in the period.
Operations and maintenance for the year ended December 31, 2020 increased by $37 million, or 9%, from $392 million for the year ended December 31, 2019, to $429 million. The increase is primarily due to $36 million of increased costs resulting from higher personnel and maintenance costs, which are primarily attributed to new capacity. Additionally, operations and maintenance expense increased by $11 million driven by a favorable asset retirement obligation adjustment in 2019, offset by a $3 million decrease due to a favorable provision release in the year ended December 31, 2020, and $7 million in lower other expenses (offset in operating revenues).
Depreciation, Amortization and Impairment
Depreciation, amortization and impairment expenses for the year ended December 31, 2020 increased by $54 million, or 6%, from $933 million for the year ended December 31, 2019, to $987 million. The increase is driven by $71 million from plant additions in Networks and Renewables in the period, an increase in lease amortizations of $3 million and a $4 million increase due to a favorable asset retirement obligation adjustment for the year ended December 31, 2019, offset by a $24 million decrease of accelerated depreciation from the repowering of wind farms in Renewables.
Other Income and (Expense) and Equity Earnings
Other income and (expense) and equity earnings for the year ended December 31, 2020 decreased by $109 million, or 88%, from $124 million for the year ended December 31, 2019, to $15 million. The decrease is primarily due to a $134 million gain from the sale of assets in Renewables recorded in 2019 and $6 million of unfavorable equity earnings in the period, offset by a $20 million gain from the sale of assets in the year ended December 31, 2020 in Renewables and Networks and an $11 million penalty incurred in the same period of 2019 in Networks.
Interest Expense, Net of Capitalization
Interest expense for the year ended December 31, 2020 increased by $6 million or 2% from $310 million for the year ended December 31, 2019, to $316 million. Networks had an $18 million decrease in carrying costs on regulatory deferrals during the period. Renewables interest expense decreased by $5 million due to lower average debt balances in the current period. This is offset by an interest expense increase in Other of $28 million primarily from new debt issued in 2020 and 2019.
Income Tax Expense
The effective tax rate, inclusive of federal and state income tax, for the year ended December 31, 2020 was 5.1%, which is below the federal statutory tax rate of 21%, primarily due to the recognition of production tax credits associated with wind production and the effect of the excess deferred tax amortization resulting from the Tax Act (offset in revenue). The effective tax rate, inclusive of federal and state income tax, for the year ended December 31, 2019, was 20.8%, which is below the federal statutory tax rate of 21%, primarily due to the recognition of production tax credits associated with wind production and favorable discrete tax adjustments.

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018
Networks
Operating revenues for the year ended December 31, 2019 decreased by $146 million, or 3%, from $5,310 million for the year ended December 31, 2018, to $5,164 million. Operating revenues changed due to the following items that have offsets within the income statement: decrease of $174 million in purchased power and purchased gas in the same period (offset in purchased power), $43 million decrease in recoverable pension expense (offset in other expenses), an $11 million increase in property taxes (offset in taxes other than income taxes) and a $19 million increase in pass-through components, which are offset in operating expenses. Electricity and gas revenues increased by $48 million, primarily due to the impact of increased customer rates for the year ended December 31, 2019 compared to the same period of 2018. Electric and gas revenues decreased by $12 million due to higher earnings sharing during 2019 compared to the same period of 2018 and a $5 million increase in other.
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
Operations and maintenance during the year ended December 31, 2019 increased by $45 million, or 2%, from $1,887 million for the year ended December 31, 2018, to $1,932 million. Operations and maintenance expense changed due to a $19 million increase in pass through components (offset in revenue), a $12 million increase in non-deferrable outage restoration costs and an $18 million increase in personnel costs (net of capitalized staff costs) driven by headcount and overtime increases, offset by $3 million decrease in other.
Renewables
Operating revenues for the year ended December 31, 2019 increased by $46 million, or 4% from $1,138 million for the year ended December 31, 2018, to $1,184 million. Operating revenues increased due to favorable MtM changes of $99 million on energy derivative transactions entered into for economic hedging purposes, an increase in wind production of $22 million from new capacity, an increase in thermal revenues of $28 million driven by higher average prices in the period and increased sales from Klamath (28% volume increase). These items were offset by an $69 million decrease due to prices decreasing 14% through a combination of lower merchant pricing, an adverse PPA mix, expired PPA contracts; a gain of $30 million from the sale of claims from a bankruptcy proceeding with a customer recorded in 2018; and a $4 million decrease in other revenues.
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
Operations and maintenance for the year ended December 31, 2019 increased by $23 million or 6% from $369 million for the year ended December 31, 2018, to $392 million. The increase is primarily due to $34 million of increased costs resulting from headcount increases and higher maintenance costs, which are primarily attributed to growth and enhanced maintenance to increase availability. Additionally, operations and maintenance expense decreased by $11 million driven by an asset retirement obligation adjustment in 2019.
Depreciation, Amortization and Impairment
Depreciation, amortization and impairment expenses for the year ended December 31, 2019 increased by $62 million or 7% from $871 million for the year ended December 31, 2018, to $933 million. The increase is primarily due to increases of $47 million as a result of plant additions in Networks and Renewables in the period, increase of $31 million driven by accelerated depreciation from the repowering of wind farms in Renewables, offset by a loss of $16 million from remeasurement of assets held for sale driven by final purchase price negotiations and certain related working capital adjustments of Gas business recorded in 2018.
Other Income and (Expense) and Equity Earnings
Other income and (expense) and equity earnings for the year ended December 31, 2019 increased by $180 million, or 321%, from $(56) million for the year ended December 31, 2018, to $124 million, primarily due to a $30 million favorable change in allowance for funds used during construction, $43 million of favorable pension and other post-retirement expense in the period in Networks driven by lower actuarial loss amortization (offset in Networks revenue) and a $134 million gain from the sale of assets during the period in Renewables, offset by a decrease of $7 million in equity earnings, $11 million settlement penalty with the NYDPS in Networks and a decrease of $10 million driven by the write-off of certain development projects in Renewables in the current period.
Interest Expense, Net of Capitalization
Interest expense for the year ended December 31, 2019 increased by $7 million or 2% from $303 million for the year ended December 31, 2018, to $310 million. Networks had a $9 million increase in interest expense due to a higher average outstanding balance of debt in the period, partially offset by an $8 million decrease in carrying costs on regulatory deferrals. Other added $26 million of interest expense from new debt issued in 2019. This is offset by an interest expense decrease in Renewables of $20 million due to lower average debt balances in the current period.
Income Tax Expense
The effective tax rate, inclusive of federal and state income tax, for the year ended December 31, 2019 was 20.8%, which is below the federal statutory tax rate of 21%, primarily due to the recognition of production tax credits associated with wind production and favorable discrete tax adjustments. The effective tax rate, inclusive of federal and state income tax, for the year ended December 31, 2018, was 22.1%, which is higher than the 21% statutory federal income tax rate, predominantly due to $21 million of tax expense recorded in connection with the disposal of the Gas business and discrete adjustments recorded during the period, offset by the recognition of production tax credits associated with wind production.
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
We define adjusted net income as net income adjusted to exclude restructuring charges, mark-to-market earnings from changes in the fair value of derivative instruments, loss from held for sale measurement, accelerated depreciation derived from repowering of wind farms, impact of the Tax Act, costs incurred related to the PNMR Merger, a legal settlement, costs incurred in connection with the COVID-19 pandemic and adjustments for the non-core Gas storage business. We believe adjusted net income is more useful in understanding and evaluating actual and projected financial performance and contribution of AVANGRID core lines of business and to more fully compare and explain our results. The most directly comparable U.S. GAAP measure to adjusted net income is net income. We also define adjusted earnings per share, or adjusted EPS, as adjusted net income converted to an earnings per share amount.
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

The following tables provide a reconciliation between Net Income attributable to AVANGRID and adjusted net income (non-GAAP) by segment for the years ended December 31, 2020, 2019 and 2018, respectively:

	Year Ended December 31, 2020
	Total	Networks	Renewables	Corporate *
	(in millions)
Net Income Attributable to Avangrid, Inc.	$581	$546	$103	$(67)
Adjustments:
Mark-to-market adjustments - Renewables	5	—	5	—
Restructuring charges	6	5	1	—
Accelerated depreciation from repowering	9	—	9	—
Impact of COVID-19	29	26	1	2
Merger costs	6	—	—	6
Legal settlement - Gas storage	5	—	—	5
Income tax impact of adjustments (1)	(16)	(8)	(4)	(3)
Adjusted Net Income (2)	$625	$568	$115	$(58)

	Year Ended December 31, 2019
	Total	Networks	Renewables	Corporate *
	(in millions)
Net Income Attributable to Avangrid, Inc.	$667	$463	$224	$(20)
Adjustments:
Mark-to-market adjustments - Renewables	$(76)	$—	$(76)	$—
Restructuring charges	$6	$3	$1	$3
Accelerated depreciation from repowering	$33	$—	$33	$—
Income tax impact of adjustments (1)	$10	$(1)	$11	$(1)
Adjusted Net Income (2)	$640	$465	$193	$(17)

	Year Ended December 31, 2018
	Total	Networks	Renewables	Corporate *	Gas Storage
	(in millions)
Net Income (Loss) Attributable to Avangrid, Inc.	$587	$473	$145	$(12)	$(19)
Adjustments:
Mark-to-market adjustments - Renewables	25	—	25	—	—
Restructuring charges	4	4	—	—	—
Loss from held for sale measurement	16	—	—	—	16
Impact of the Tax Act	46	5	16	25	—
Accelerated depreciation from repowering	3	—	3	—	—
Income tax impact of adjustments (1)	6	(1)	(7)	—	14
Gas Storage, net of tax	(11)	—	—	—	(11)
Adjusted Net Income (2)	$676	$481	$182	$13	$—
(1)Income tax impact of adjustments: $(1) million from MtM adjustment, $(2) million from accelerated depreciation, $(2) million from restructuring charges, $(8) million from COVID-19 impacts, $(1) million from legal settlement - gas storage and $(2) million from merger costs for the year ended December 31, 2020. $20 million from MtM adjustment, $(9) million from accelerated depreciation, $(2) million from restructuring charges, for the year ended December 31, 2019. $(6) million from MtM adjustment, $(1) million from accelerated depreciation, $(1) million from restructuring charges, $14 million from loss from held for sale measurement for the year ended December 31, 2018.
(2)Adjusted Net Income is a non-GAAP financial measure and is presented after excluding restructuring charges, loss from held for sale measurement, impact of the Tax Act, accelerated depreciation derived from the repowering wind farms, MtM activities in Renewables, costs incurred related to the PNMR Merger, costs incurred in connection with the COVID-19 pandemic, merger costs and the Gas storage businesses.
* Includes Corporate and other non-regulated entities as well as intersegment eliminations.

Comparison of Period to Period Results of Operations
Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019
Adjusted net income
Adjusted net income decreased by $15 million, or 2%, from $640 million for the year ended December 31, 2019 to $625 million for the year ended December 31, 2020. The decrease is primarily due to a $77 million decrease in Renewables as a result of gain from the sale of assets in 2019 that did not recur in 2020, a $41 million decrease in Corporate mainly driven by higher interest expenses in the period, offset by $103 million increase in Networks driven primarily by approved rate cases in the period.
Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018
Adjusted net income
Adjusted net income decreased by $35 million, or 5%, from $676 million for the year ended December 31, 2018 to $640 million for the year ended December 31, 2019. The decrease is primarily due to a $16 million decrease in Networks driven by increased non-deferrable outage restoration costs and an increase in personnel costs (net of capitalized staff costs) driven by headcount and overtime increases and a $30 million decrease in Corporate mainly driven by higher interest expense, offset by a $11 million increase in Renewables driven mainly by thermal revenue increase and a gain from the sale of assets and associated change in control during the period.
The following tables reconcile Net Income attributable to AVANGRID to Adjusted Net Income (non-GAAP), and EPS attributable to AVANGRID to adjusted EPS (non-GAAP) for the years ended December 31, 2020, 2019 and 2018, respectively:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Networks	$546	$463	$473
Renewables	103	224	145
Corporate (1)	(67)	(20)	(12)
Gas Storage	—	—	(19)
Net Income	$581	$667	$587
Adjustments:
Mark-to-market adjustments - Renewables (2)	5	(76)	25
Restructuring charges (3)	6	6	4
Loss from held for sale measurement (4)	—	—	16
Impact of the Tax Act (5)	—	—	46
Accelerated depreciation from repowering (6)	9	33	3
Impact of COVID-19 (7)	29	—	—
Merger costs (8)	6	—	—
Legal settlement - Gas storage (9)	5	—	—
Income tax impact of adjustments	(16)	10	6
Gas Storage, net of tax (9)	—	—	(11)
Adjusted Net Income (10)	$625	$640	$676

	Year Ended December 31,
	2020	2019	2018
Networks	$1.76	$1.50	$1.53
Renewables	0.33	0.72	0.47
Corporate (1)	(0.22)	(0.06)	(0.04)
Gas Storage	—	—	(0.06)
Earnings Per Share	$1.88	$2.16	$1.90
Adjustments:
Mark-to-market adjustments - Renewables (2)	0.02	(0.25)	0.08
Restructuring charges (3)	0.02	0.02	0.01
Loss from held for sale measurement (4)	—	—	0.05
Impact of the Tax Act (5)	—	—	0.15
Accelerated depreciation from repowering (6)	0.03	0.11	0.01
Impact of COVID-19 (7)	0.09	—	—
Merger costs (8)	0.02	—	—
Legal settlement - Gas storage (9)	0.01	—	—
Income tax impact of adjustments	(0.05)	0.03	0.02
Gas Storage, net of tax (9)	—	—	(0.04)
Adjusted Earnings Per Share (10)	$2.02	$2.07	$2.18
(1)Includes corporate and other non-regulated entities as well as intersegment eliminations.
(2)Mark-to-market earnings relates to earnings impacts from changes in the fair value of Renewables' derivative instruments associated with electricity and natural gas.
(3)Restructuring and severance related charges relate to costs resulting from restructuring actions involving initial targeted voluntary workforce reductions and related costs in our plan to vacate a lease, predominantly within the Networks segment and costs to implement an initiative to mitigate costs and achieve sustainable growth.
(4)Represents loss from measurement of assets and liabilities held for sale in connection with the sale of the gas trading and storage businesses.
(5)Represents the impact from measurement of deferred income tax balances as a result of the Tax Act enacted by the U.S. federal government on December 22, 2017.
(6)Represents the amount of accelerated depreciation derived from the repowering of wind farms in Renewables.
(7)Represents costs incurred in connection with the COVID-19 pandemic.
(8)Pre-merger costs incurred.
(9)Removal of the impact from Gas activity in the reconciliation to AVANGRID Net Income.
(10)Adjusted Net Income and Adjusted Earnings Per Share are non-GAAP financial measures and are presented after excluding restructuring charges, loss from held for sale measurement, impact of the Tax Act, accelerated depreciation derived from the repowering wind farms, MtM activities in Renewables, costs incurred related to the PNMR Merger, costs incurred in connection with the COVID-19 pandemic, merger costs and the Gas storage businesses.
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
Liquidity
We manage our overall liquidity position as part of the group of companies controlled by Iberdrola, or the Iberdrola Group, and are a party to a liquidity agreement with Bank of America, N.A. along with certain members of the Iberdrola Group. The liquidity agreement aids the Iberdrola Group in efficient cash management and reduces the need for external borrowing by the pool participants. Parties to the agreement, including us, may deposit funds with or borrow from the financial institution, provided that the net balance of funds deposited or borrowed by all pool participants in the aggregate is not less than zero. As of December 31, 2020 and 2019, the balance was $0 and $150 million, respectively. Any deposit amounts would be reflected in our consolidated balance sheets under cash and cash equivalents because our deposited surplus funds under the cash pooling agreement are highly-liquid short-term investments.

We optimize our liquidity within the United States through a series of arms-length intercompany lending arrangements with our subsidiaries and among our regulated utilities to provide for lending of surplus cash to subsidiaries with liquidity needs, subject to the limitation that the regulated utilities may not lend to unregulated affiliates. At December 31, 2020, we had cash and cash equivalents of $1,463 million, as compared to $178 million at December 31, 2019. In addition to cash on hand, we have the capacity to borrow up to $2.5 billion from the lenders committed to the AVANGRID Credit Facility, $500 million from the lenders committed to the 2020 Credit Facility and $500 million from an Iberdrola Group Credit Facility, each of which are described below.
AVANGRID Commercial Paper Program
AVANGRID has a commercial paper program with a limit of $2 billion that is backstopped by the AVANGRID Credit Facility (described below). As of December 31, 2020 and February 26, 2021, there was $309 million and $0 of commercial paper outstanding, respectively.
AVANGRID Credit Facility
AVANGRID and its subsidiaries, NYSEG, RG&E, CMP, UI, CNG, SCG and BGC, each of which are joint borrowers, have a revolving credit facility with a syndicate of banks, or the AVANGRID Credit Facility, that provides for maximum borrowings of up to $2.5 billion in the aggregate.
Under the terms of the AVANGRID Credit Facility, each joint borrower has a maximum borrowing entitlement, or sublimit, which can be periodically adjusted to address specific short-term capital funding needs, subject to the maximum limit contained in the agreement. On June 29, 2020, we entered into an amendment to the AVANGRID Credit Facility, which reduced AVANGRID's maximum sublimit from $2.0 billion to $1.5 billion and added minimum sublimits for each joint borrower other than AVANGRID. Under the AVANGRID Credit Facility, each of the borrowers will pay an annual facility fee that is dependent on their credit rating. As of December 31, 2020, the facility fees ranged from 10.0 to 17.5 basis points. The AVANGRID Credit Facility matures on June 29, 2024. As of both December 31, 2020 and February 26, 2021, we had no borrowings outstanding under this credit facility.
2020 Credit Facility
On June 29, 2020, we entered into a revolving credit agreement with several lenders, or the 2020 Credit Facility, that provides maximum borrowings up to $500 million. We are required to pay an annual facility fee, which ranges from 15 to 30 basis points, dependent on AVANGRID’s credit rating. As of December 31, 2020, the facility fee is 20 basis points. The 2020 Credit Facility matures on June 28, 2021. We have the right to extend, and the banks are obligated to extend, the commitments and loans outstanding under the facility for one year at a cost of 75 basis points. We may also request an extension of the facility for one year, which the banks may grant at their discretion for a fee that will be determined at the time of the request. As of both December 31, 2020 and February 26, 2021, we had no borrowings outstanding under this credit facility.
Since our credit facilities are also a backstop to the AVANGRID commercial paper program, the total amounts available under the facilities as of December 31, 2020 and February 26, 2021, were $2,691 million and $3,000 million, respectively.
Iberdrola Group Credit Facility
AVANGRID has a credit facility with Iberdrola Financiacion, S.A.U., a company of the Iberdrola Group. The facility has a limit of $500 million and matures on June 18, 2023. AVANGRID pays a facility fee of 10.5 basis points annually. As of both December 31, 2020 and February 26, 2021, there was no outstanding amount under this credit facility.
Long-Term Capital Resources
We expect to meet our long-term capital requirements through the use of our cash balances, credit facilities, cash from operations and long-term borrowings. We have investment grade ratings from Standard and Poor’s, Moody’s and Fitch and we believe that we can raise capital on competitive terms in the investment grade debt capital and/or bank markets.
Iberdrola Loan
On December 14, 2020, AVANGRID and Iberdrola entered into an intra-group loan agreement which provided AVANGRID with an unsecured subordinated loan in an aggregate principal amount of $3,000 million (the Iberdrola Loan).
The Iberdrola Loan bears interest (i) from December 16, 2020 until June 15, 2021, at an interest rate of 0.20%, which increases one basis point each month following the first month of the term of the Iberdrola Loan up to a maximum interest rate of 0.25%, and (ii) from June 16, 2021 until the Iberdrola Loan and any accrued and unpaid interest is repaid in its entirety, at AVANGRID’s equity cost of capital as published by Bloomberg. Interest is payable on a monthly basis in arrears.

AVANGRID is required to repay the Iberdrola Loan in full upon certain equity issuances by AVANGRID in which Iberdrola participates or a change of control of AVANGRID. In addition, on or after June 15, 2021, upon five business days’ notice to Iberdrola, AVANGRID may voluntarily repay the Iberdrola Loan and any accrued and unpaid interest, in whole or in part, without prepayment premium or penalty if there is a change in AVANGRID’s business plan and AVANGRID determines that the Iberdrola Loan is no longer required. The intra-group loan agreement contains certain customary affirmative and negative covenants and events of default.
Our other long-term debt issuances during 2020 were as follows:

Company	Issue Date	Type	Amount (Millions)	Interest rate	Maturity
AVANGRID	4/9/2020	Unsecured Notes	$750	3.20%	2025
NYSEG (1)	5/1/2020	Pollution Control Bonds	$200	1.40% - 1.61%	2026 -2029
BGC	9/1/2020	Unsecured Notes	$25	3.68%	2050
NYSEG	9/25/2020	Unsecured Notes	$200	1.95%	2030
RG&E	11/23/2020	First Mortgage Bonds	$200	1.85%	2030
UI	12/1/2020	Unsecured Notes	$75	2.02%	2030
CMP	12/15/2020	First Mortgage Bonds	$50	1.87%	2030
CNG	12/15/2020	Unsecured Notes	$30	2.02%	2030
SCG	12/15/2020	First Mortgage Bonds	$50	1.87%	2030
At December 31, 2020, Networks had $5,706 million of debt, including the current portion thereof, consisting of first mortgage bonds, senior unsecured notes, tax-exempt bonds and various other forms of debt. Networks' regulated utilities are required by regulatory order to maintain a minimum ratio of common equity to total capital that is tied to the capital structure used in the establishment of their revenue requirements. Pursuant to these requirements, each of NYSEG, RG&E, CMP and MNG must maintain a minimum equity ratio equal to the ratio in its currently effective rate plan or decision measured using a trailing 13-month average. On a monthly basis, each utility must maintain a minimum equity ratio of no less than 300 basis points below the equity ratio used to set rates. UI, SCG, CNG and BGC are restricted from paying dividends if paying such dividend would result in their respective common equity ratio being lower than 300 basis points below the equity percentage used to set rates in the most recent distribution rate proceeding as measured using a trailing 13-month average calculated as of the most recent quarter end. The regulated utilities periodically pay dividends to, or receive capital contributions from, AVANGRID in order to maintain the minimum equity ratio requirement. They each independently incur indebtedness by issuing investment grade debt securities. Networks’ regulated utilities were in compliance with these regulatory orders as of December 31, 2020.
At December 31, 2020, we had a $47 million finance lease liability outstanding in the Renewables segment relating to a sale-leaseback arrangement on a solar generation facility. Renewables has also sourced capital through tax equity financing arrangements associated with certain wind farm projects. The arrangements allocate substantially all of the projects' taxable income and PTCs to the tax equity investor, along with a small percentage of cash generated by the projects, in exchange for an initial contribution. During 2020, Renewables closed on the sale of a tax equity interest in its Aeolus Wind Power VII, LLC portfolio, which resulted in proceeds of $307 million.
At December 31, 2020, corporate had $2,085 million of long-term debt, including the current portion thereof, outstanding not including the Iberdrola Loan. Long-term debt in corporate consists mainly of $600 million of 3.15% notes due in 2024, $750 million of 3.20% notes due in 2025 and $750 million of 3.80% notes due in 2029.
In our credit facilities, long-term borrowings, financing leases and tax-equity partnerships, we and our affiliates that are parties to the agreements are subject to covenants that are standard for such agreements. Affirmative covenants impose certain obligations on the borrower and negative covenants limit certain activities by the borrower. The agreements also define certain events of default, including but not limited to non-compliance with the covenants that may automatically in some circumstances, or at the option of the lenders in other circumstances, trigger acceleration of the obligations. We and our affiliates were in compliance with all such covenants at December 31, 2020.
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
Capital Expenditures
The regulated utilities’ capital expenditures over the last three years have been as follows:

	2020	2019	2018
	(in millions)
NYSEG	$689	$574	$517
RG&E	387	379	283
CMP	389	299	212
MNG	3	7	7
UI	204	192	153
SCG	88	83	57
CNG	60	60	55
BGC	17	19	17
Total	$1,837	$1,613	$1,301
Networks increased its capital expenditures during the period from 2018 to 2020 to upgrade and expand electricity and natural gas transmission and distribution infrastructure. In 2020, NYSEG and RG&E continued their capital investments in a number of programs, including the grid automation project, distribution line project, FERC compliance programs, Rochester Area Reliability Project, or RARP, and Gas Distribution Mains and Leak Prone Main replacement project. In 2019, CMP's projects were mainly the NECEC Project, Spectrum Energy Management System Project, Fleet Services, Physical and Cyber Security, Line Inspection and Waterville-Winslow Reliability Project. UIL’s projects were mainly driven by new customer connections, system and corrective reliability, system resiliency, infrastructure replacement and system operations.
Renewables’ capital expenditures for the years set forth below were as follows:

	2020	2019	2018
	(in millions)
Wind & solar	$822	$1,281	$277
Thermal	8	7	25
Corporate (1)	15	13	13
Total capital expenditures	$845	$1,301	$315
(1)Includes information technology and facilities and safety (security).
In 2020, Renewables made capital expenditures of $822 million on construction of La Joya, Tatanka Ridge, Roaring Brook, Golden Hills and other wind and solar assets and $8 million in capital expenditures on the Klamath gas-fired cogeneration facility, or the Klamath Plant.
In 2019, Renewables made capital expenditures of $1.2 billion on construction of Otter Creek, Karankawa, Montague, Tatanka Ridge and other wind and solar assets as well as the acquisition of Patriot Wind, $7 million in capital expenditures on the Klamath Plant, $15 million on improvements to operating wind assets and $31 million in development costs.
In 2018, Renewables made capital expenditures of $232 million on construction of Otter Creek, Karankawa, Montague, Wy'East Solar and other wind and solar assets, $25 million in capital expenditures on the Klamath Plant, $17 million on improvements to operating wind assets and $28 million in development costs.
Capital Projects
An important part of our business strategy involves capital projects. Networks plans to invest a total of approximately $9.6 billion from 2021 to 2025 to upgrade and expand electricity and natural gas transmission and distribution infrastructure. In the next 12 months, Networks plans to invest $704 million in Maine, including $500 million for NECEC, substation modernization, Distribution Line inspection and betterments, CMP Automation, Line Inspection and Spring Street Substation. In addition, CMP plans to continue developing its new customer relationship management and billing system and new transmission investments in MEPCO, 388 rebuild. MEPCO plans to invest $32 million in the next 12 months. NYSEG plans to invest $706 million in the next 12 months, including: NYSEG AMI Hardware/Software Project, BES Program – Binghamton Area Brightline, NYSEG Distribution Line Project, Vehicle Purchases, NWA- Java Substation, Gas Distribution Mains and Leak Prone Main replacement. RG&E plans to invest $382 million in the next 12 months, including: RGE AMI Hardware/

Software Project, RARP, BES Program - Retail, Circuit 794 Rebuild, Pole replace (WPIT) Program, Gas Distribution Mains and Leak Prone Main replacement programs. UIL plans to invest $353 million in the next 12 months, including a number of programs and projects related to betterments, new customer connections, replacement of aging infrastructure, and improvement of system operations, reliability and resiliency. For gas operations, the most notable investments include distribution main replacements, leak prone replacement, gas meters, infrastructure expansion and the connection of new customers.
Renewables plans to invest at least a total of approximately $8.2 billion from 2021 to 2025 and add at least approximately 6,200 MW of generation capacity.
We expect to fund these capital projects through a combination of cash provided by operations and access to the capital markets, including debt borrowings at either the subsidiary or holding company level and equity issuances as needed. Additionally, we have revolving credit facilities, as described above, to fund short-term liquidity needs.
Cash Flows
Our cash flows depend on many factors, including general economic conditions, regulatory decisions, weather, commodity price movements and operating expense and capital spending control.
The following is a summary of the cash flows by activity for the years ended December 31, 2020, 2019 and 2018, respectively:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Cash Flows
Net cash provided by operating activities	$1,288	$1,588	$1,781
Net cash used in investing activities	(2,858)	(2,708)	(1,554)
Net cash provided by (used in) from financing activities	2,853	1,261	(230)
Net increase (decrease) in cash, cash equivalents and restricted cash	$1,283	$141	$(3)
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
The cash from operating activities for the year ended December 31, 2020 compared to the year ended December 31, 2019 decreased by $300 million, primarily attributable to higher operations and maintenance expenses including from storm and other activities, delays in the timing of the approval of the 2020 Joint Proposal and increased overdue receivables as a result of COVID-19 in Networks.
The cash from operating activities for the year ended December 31, 2019 compared to the year ended December 31, 2018 decreased by $193 million, primarily attributable to higher operations and maintenance expenses and cash interest paid in the period.
The cash from operating activities for the year ended December 31, 2018 compared to the year ended December 31, 2017 increased by $18 million, primarily attributable to increased operating revenues in the period.
Investing Activities
Our investing activities have primarily focused on enhancing, automating and reinforcing our asset base to support safety, reliability and customer growth in accordance with the regulatory markets within which we operate, as well as constructing solar and wind assets and spending on gas generation assets.
In 2020, net cash used in investing activities was $2,858 million, which was comprised of $2,781 million of capital expenditures and $370 million of other investments and equity method investments, partially offset by $48 million of contributions in aid of construction and $238 million of proceeds from the sale of assets.

In 2019, net cash used in investing activities was $2,708 million, which was comprised of $2,735 million of capital expenditures and $176 million of other investments and equity method investments, partially offset by $74 million of contributions in aid of construction and $126 million of proceeds from the sale of assets.
In 2018, net cash used in investing activities was $1,554 million, which was comprised of $1,777 million of capital expenditures, partially offset by $60 million of contributions in aid of construction, $4 million of cash distributions from equity method investments, and proceeds from sale of assets of $204 million primarily related to the sale of assets held for sale.
Financing Activities
Our financing activities have primarily consisted of using our credit facilities and long-term debt issued or redeemed by AVANGRID and our regulated Networks subsidiaries.
In 2020, financing activities provided $2,853 million in cash reflecting primarily an issuance of non-current debt at AVANGRID and our regulated subsidiaries with the net proceeds of $1,367 million, receipt of the Iberdrola Loan of $3,000 million and tax equity financing contributions from non-controlling interests of $312 million, offset by a net decrease in non-current debt and current notes payable of $1,264 million, distributions to non-controlling interests of $5 million, payments on capital leases of $9 million and dividends of $545 million.
In 2019, financing activities provided $1,261 million in cash reflecting primarily an issuance of non-current debt at AVANGRID and our regulated subsidiaries with the net proceeds of $2,137 million and tax equity financing contributions from non-controlling interests of $133 million, offset by a net decrease in non-current debt and current notes payable of $374 million, distributions to non-controlling interests of $63 million, payments on capital leases of $27 million and dividends of $545 million.
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
Contractual Obligations
As of December 31, 2020, our contractual obligations (excluding any tax reserves) were as follows:

	Total	2021	2022	2023	2024	2025	Thereafter
	(in millions)
Leases (1)	$513	$25	$20	$66	$33	$12	$357
Easements (2)	1,012	28	28	26	28	29	873
Projected future pension benefit plan contributions (3)	400	92	105	93	60	50	—
Long-term debt (including current maturities) (4)	10,791	313	363	439	612	1,107	7,957
Interest payments (5)	3,018	297	288	267	256	215	1,695
Material purchase commitments (6)	1,113	861	107	48	20	16	61
Total Contractual Obligations	$16,847	$1,616	$911	$939	$1,009	$1,429	$10,943
(1)Represents lease contracts relating to operational facilities, office building leases and vehicle and equipment leases. These amounts represent our expected unadjusted portion of the costs to pay as amounts related to contingent payments are predominantly linked to electricity generation at the respective facilities.
(2)Represents easement contracts which are not classified as leases.
(3)The qualified pension plans’ contributions are generally based on the estimated minimum pension contributions required under the Employee Retirement Income Sensitivity Act of 1974, as amended, and the Pension Protection Act of 2006, as well as contributions necessary to avoid benefit restrictions and at-risk status and agreements with state regulatory agencies. These amounts represent estimates that are based on assumptions that are subject to change. The minimum required contributions for years after 2025 are not included as projections beyond 2025 are not available.
(4)Includes the Iberdrola Loan. See debt payment discussion in “Long-term Capital Resources.”
(5)Interest payments are estimated based on final maturity dates of debt securities outstanding at December 31, 2020, and do not reflect anticipated future refinancing, early redemptions or debt issuances. Variable rate interest obligations are estimated based on rates as of December 31, 2020.
(6)Represents forward purchase commitments under power, gas and other arrangements and contractual obligations for material and services on order but not yet delivered at December 31, 2020.

Critical Accounting Policies and Estimates
We have prepared the financial statements provided herein in accordance with U.S. GAAP and they include the accounts of AVANGRID and its consolidated subsidiaries. We describe our significant accounting policies in Note 3 to the consolidated financial statements.
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
Accounting for Regulated Public Utilities
U.S. GAAP allows regulated entities to give accounting recognition to the actions of regulatory authorities. We must meet certain criteria in order to apply such regulatory accounting treatment and record regulatory assets and liabilities. In determining whether we meet the criteria for our operations, our management makes significant judgments, which involve (i) determining whether rates for services provided to customers are subject to approval by an independent, third-party regulator, (ii) determining whether the regulated rates are designed to recover specific costs of providing the regulated service, (iii) considering relevant historical precedents and recent decisions of the regulatory authorities and (iv) considering the fact that decisions made by regulatory commissions or legislative changes at a later date could vary from earlier interpretations made by management and that the impact of such variations could be material. Our regulated subsidiaries have deferred recognition of costs (a regulatory asset) or have recognized obligations (a regulatory liability) if it is probable that such costs will be recovered or obligations relieved in the future through the ratemaking process. Management regularly reviews our regulatory assets and liabilities to determine we need to make whether adjustments to our previous conclusions based on the current regulatory environment as well as recent rate orders. If our regulated subsidiaries, or a portion of their assets or operations, were to cease meeting the criteria for application of these accounting rules, accounting standards for unregulated businesses in general would become applicable and immediate recognition of any previously deferred costs would be required in the year in which such criteria are no longer met.
Accounting for Pensions and Other Post-Retirement Benefits
We provide pensions and other post-retirement benefits for a significant number of employees, former employees and retirees. We account for those benefits in accordance with the accounting rules for retirement benefits. In accounting for our pension and other post-retirement benefit plans, or the AVANGRID plans, we make assumptions regarding the valuation of benefit obligations and the performance of plan assets. The primary assumptions include the discount rate, the expected long-term return on plan assets, health care cost trend rates, mortality assumptions, demographic assumptions and other factors. We apply consistent estimation techniques regarding our actuarial assumptions, where appropriate, across the AVANGRID plans of our operating subsidiaries. The estimation technique we use to develop the discount rate for the AVANGRID plans is based upon the settlement of such liabilities as of December 31, 2020, using a hypothetical portfolio of actual, high quality bonds, that would generate cash flows required to settle the liabilities. We believe such an estimate of the discount rate accurately reflects the settlement value for plan obligations and results in cash flows that closely match the expected payments to participants. The estimation technique we use to develop the long-term rate of return on plan assets is based on a projection of the long-term rates of return on plan assets that will be earned over the life of the plan, including considerations of investment strategy, historical experience and expectations for long-term rates of return.
We reflect unrecognized prior service costs and credits and unrecognized actuarial gains and losses for the regulated utilities of Networks as regulatory assets or liabilities if it is probable that such items will be recovered through the ratemaking process in future periods. Certain nonqualified plan expenses are not recoverable through the ratemaking process and we present the unrecognized prior service costs and credits and unrecognized actuarial gains and losses in Accumulated Other Comprehensive Loss.
Business Combinations and Assets Acquisitions
We apply the acquisition method of accounting to account for business combinations. The consideration transferred for an acquisition is the fair value of the assets transferred, the liabilities incurred, including contingent consideration, and the equity interests issued by the acquirer. We measure identifiable assets acquired and liabilities and contingent liabilities assumed in a business combination initially at their fair values at the acquisition date. We record as goodwill the excess of the consideration transferred over the fair value of the identifiable net assets acquired. We recognize adjustments to provisional amounts relating to a business combination that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. For business combinations, we expense acquisition-related costs as incurred.

In contrast to a business combination (disposal), we classify a transaction as an asset acquisition (disposal) when substantially all the fair value of the gross assets acquired (disposed) is concentrated in a single identifiable asset or group of similar identifiable assets or otherwise does not meet the definition of a business. For asset acquisitions, we capitalize acquisition-related costs as a component of the cost of the assets acquired and liabilities assumed.
Goodwill
Goodwill is not amortized, but is subject to an assessment for impairment performed in the fourth quarter or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit to which goodwill is assigned below its carrying amount. A reporting unit is an operating segment or one level below an operating segment and is the level at which we test goodwill for impairment.
In assessing goodwill for impairment, we have the option to first perform a qualitative assessment to determine whether a quantitative assessment is necessary. If we determine, based on qualitative factors, that the fair value of the reporting unit is more likely than not greater than the carrying amount, no further testing is required. If we bypass the qualitative assessment, or perform the qualitative assessment but determine it is more likely than not that its fair value is less than its carrying amount, we perform a quantitative test to compare the fair value of the reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, we record an impairment loss as a reduction to goodwill and a charge to operating expenses, but the loss recognized would not exceed the total amount of goodwill allocated to the reporting unit.
Our qualitative assessment involves evaluating key events and circumstances that could affect the fair value of our reporting units, as well as other factors. Events and circumstances evaluated include macroeconomic conditions, industry, regulatory and market considerations, cost factors and their effect on earnings and cash flows, overall financial performance as compared with projected results and actual results of relevant prior periods, other relevant entity specific events, and events affecting a reporting unit.
Our quantitative impairment testing includes various assumptions, primarily the discount rate, and forecasted cash flows. We use a discount rate that is developed using market participant assumptions, which consider the risk and nature of the respective reporting unit’s cash flows and the rates of return market participants would require in order to invest their capital in our reporting units. We test the reasonableness of the conclusions of our quantitative impairment testing using a range of discount rates and a range of assumptions for long-term cash flows.
Impairment of Long-Lived Assets
We evaluate property, plant and equipment and other long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If indicators of impairment are present, a recoverability test is performed based on undiscounted cash flow analysis at the lowest level to which cash flows of the long-lived assets or asset groups are largely independent of the cash flows of other assets and liabilities. An impairment loss is required to be recognized if the carrying amount of the asset exceeds the undiscounted future net cash flows associated with that asset. The impairment loss to be recognized is the amount by which the carrying value of the long-lived asset exceeds the asset’s fair value.
We determine the fair value of a long-lived asset by applying the income approach prescribed under the fair value measurement accounting framework. We develop the underlying assumptions consistent with a market participant’s view of the exit price of our assets. We use an internal discounted cash flow, or DCF, valuation model based on the principles of present value techniques to estimate the fair value of our long-lived assets under the income approach. The DCF model estimates fair value by discounting AVANGRID’s cash flow forecasts at an appropriate market discount rate. Management applies a considerable amount of judgment in the estimation of the discount rate used in the DCF model and in selecting several input assumptions during the development of our cash flow forecasts. Examples of the input assumptions that our forecasts are sensitive to include macroeconomic factors such as growth rates, industry demand, inflation, power prices and commodity prices. Many of these input assumptions are dependent on other economic assumptions, which are often derived from statistical economic models with inherent limitations such as estimation differences. Further, several input assumptions are based on historical trends which often do not recur. The input assumptions that include significant unobservable inputs most significant to our cash flows are based on expectations of macroeconomic factors, which may be volatile. The use of a different set of input assumptions could produce significantly different cash flow forecasts.
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
We use the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities reflect the expected future tax consequences based on enacted tax laws of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts. In accordance with U.S. GAAP for regulated industries, certain of our regulated subsidiaries have established a regulatory asset for the net revenue requirements to be recovered from customers for the related future tax expense associated with certain of these temporary differences. We defer the ITCs when earned and amortize them over the estimated lives of the related assets.
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
Federal PTCs applicable to our renewable energy facilities, that are not part of a tax equity financing arrangement, are recognized as a reduction in income tax expense with a corresponding reduction in deferred income tax liabilities due to our inability to immediately monetize the tax credits.
Our income tax expense, deferred tax assets and liabilities and liabilities for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. Significant judgments and estimates are required in determining the consolidated income tax components of the financial statements.
Off-Balance Sheet Arrangements
At December 31, 2020, we had approximately $3,989 million of standby letters of credit, surety bonds, guarantees and indemnifications outstanding, which includes guarantees of our own performance. These instruments provide financial assurance to the business and trading partners of AVANGRID and its subsidiaries in their normal course of business. The instruments only represent liabilities if AVANGRID or its subsidiaries fail to deliver on contractual obligations. We therefore believe it is unlikely that any material liabilities associated with these instruments will be incurred and, accordingly, as of December 31, 2020, neither we nor our subsidiaries have any liabilities recorded for these instruments.
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
Renewables merchant wind facilities are subject to price risk, which is hedged with fixed price power trades. Its combined cycle power plant is subject to heat rate risk, which is hedged with fixed price power and fixed price gas and basis positions. Those measures mitigate our commodity price exposure, but do not completely eliminate it. Some long-term hedges do not qualify for hedge accounting. This introduces some MtM volatility into yearly profit and loss accounts.
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
Renewables uses a 99% probability level over a five-day holding period, indicating that it can be 99% confident that losses over five days would not exceed that value. The average VaR for 2020 was $23.9 million compared to a 2019 average of $20.6 million.
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
Interest Rate Risk
Total debt outstanding, including commercial paper of $309 million, was $11,100 million at December 31, 2020, of which $309 million had a floating interest rate; a change of 25 basis points in this interest rate would result in an interest expense fluctuation of approximately $1 million annually. The estimated fair value of our long-term debt at December 31, 2020 was $12,166 million, in comparison to a book value of $10,791 million.
AVANGRID uses financial derivative instruments from time to time to alter its fixed and floating rate debt balances or to hedge fixed rates in anticipation of future fixed rate issuances. Further information regarding our interest rate derivative financial instruments is provided in Note 12 of our consolidated financial statements contained in this Annual Report on Form 10-K. There were no interest rate derivative contracts outstanding at December 31, 2020.

Pension and Other Post-Retirement Plans
We provide pensions and other post-retirement benefits for a significant number of employees, former employees and retirees. In applying relevant accounting policies, we have made critical estimates related to actuarial assumptions, including assumptions of expected returns on plan assets, discount rates, health care cost trends and future compensation. The cost of pension and other post-retirement benefits in future periods will depend on actual returns on plan assets, assumptions for future periods, contributions and benefit experience. In 2020, we contributed $102 million to our pension and other post-retirement plans. Our contribution to our pension and other post-retirement plans in 2021 is expected to be approximately $92 million.
The weighted-average discount rates used in accounting for qualified pension obligations in 2020 was 2.34%. The expected rate of return on plan assets for qualified pension benefits in 2020 was 7.30%. The following tables reflect the estimated sensitivity associated with a change in certain significant actuarial assumptions (each assumption change is presented mutually exclusive of other assumption changes):

		Impact on 2020 Pension Expense Increase (Decrease)
	Change in Assumption	Pension Benefits	Post Retirement Benefits
		(in millions)
Increase in discount rate	50 basis points	$(18)	$(2)
Decrease in discount rate	50 basis points	$18	$2
Increase in return on plan assets	50 basis points	$(14)	$(1)
Decrease in return on plan assets	50 basis points	$14	$1
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
Renewables is also exposed to credit risk through its energy management operations. Counterparty credit risk is managed through established credit policies by a credit department that is independent of the energy management function. Prospective and existing customers are reviewed for creditworthiness based upon established criteria. Credit limits are set in accordance with board approved guidelines, with counterparties not meeting minimum standards providing various credit enhancements such as cash prepayments, letters of credit, cash and other collateral and guarantees. Master netting agreements are used, where appropriate, to offset cash and non-cash gains and losses arising from derivative instruments with the same counterparty. Trade receivables and other financial instruments are predominately with energy, utility and financial services-related companies, as well as municipalities, cooperatives and other trading companies in the U.S., although there is a growing segment of long-term power sales (PPAs) signed with commercial and industrial customers of high credit quality.
Based on our policies and risk exposures related to credit risk from its management in Renewables, we do not anticipate a material adverse effect on our financial statements as a result of counterparty nonperformance. As of December 31, 2020, approximately 98% of our energy management counterparty credit risk exposure is associated with companies that have investment grade credit ratings.
Treasury Management (including Liquidity Risk)
We manage our overall liquidity position as part of the group of companies controlled by the Iberdrola Group, and are a party to a liquidity agreement with a financial institution, along with certain members of the Iberdrola Group. We optimize our liquidity within the United States through a series of arms-length intercompany lending arrangements with our subsidiaries and among the regulated utilities to provide for lending of surplus cash to subsidiaries with liquidity needs, subject to the limitation that the regulated utilities may not lend to unregulated affiliates. These arrangements minimize overall short-term funding costs and maximize returns on the temporary cash investments of the subsidiaries. We also have a bi-lateral demand note agreement with a Canadian affiliate of the Iberdrola Group. We have the capacity to borrow from third parties through a $2 billion commercial paper program, the $2.5 billion AVANGRID Credit Facility and $500 million 2020 Credit Facility, both of which backstop the commercial paper program, and $500 million from an Iberdrola Group Credit Facility. For more information, see the section entitled “—Liquidity and Capital Resources—Liquidity Resources” of this Annual Report on Form 10-K.
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
Renewables
Renewables historically has been financed through equity contributions, intercompany loans during construction, tax equity partnerships and, to a lesser extent, sale-leaseback arrangements. The outstanding balance of its financing lease was $47 million at December 31, 2020.
Renewables is a party to a cash pooling arrangement with Avangrid, Inc. All Renewables revenues are concentrated in and all Renewables disbursements are made from Avangrid, Inc. Net cash surpluses or deficits at Renewables are recorded as intercompany receivables or payables and these balances are periodically reduced to zero through dividends or capital contributions. In March 2020, Renewables recorded a net non-cash dividend of $1,668 million to Avangrid, Inc. to zero out account balances that had principally accumulated prior to January 2020.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Avangrid, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Avangrid, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes and financial statement schedule I (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Evaluation of the impairment of the carrying value of goodwill in the Renewables reporting unit
As discussed in Notes 3(g) and 7 to the consolidated financial statements, the goodwill balance as of December 31, 2020 was $3,119 million, of which $372 million related to the Renewables reporting unit. The Company performs goodwill impairment testing on an annual basis or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
We identified the evaluation of the impairment of the carrying value of goodwill in the Renewables reporting unit as a critical audit matter due to certain estimates and assumptions the Company made to determine the fair value of the Renewables reporting unit. As a result, a higher degree of auditor judgment was required to evaluate certain assumptions used in the Company’s estimate of the fair value of the Renewables reporting unit. Specifically, the Company’s determination of the forecasted power production and forecasted market prices, which are used to develop the revenue forecast, and the determination of the discount rates, required subjective and challenging auditor judgment.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s goodwill impairment assessment process, including controls related to the determination of the forecasted power production, forecasted market prices and discount rates used to estimate the fair value of the Renewables reporting unit. To assess the Company’s ability to forecast revenues, we compared the Renewables reporting unit’s historical revenue forecasts to actual revenues. We compared the Renewables reporting unit’s forecasted power production to historical power production. We also evaluated the forecasted market prices by comparing them to third-party published reports by industry analysts. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in testing the selected discount rates by independently developing discount rates using publicly available market data for comparable entities and comparing them to the Company’s discount rates.
Evaluation of regulatory assets and liabilities
As discussed in Notes 3(c) and 6 to the consolidated financial statements, the Company accounts for their regulated operations in accordance with Financial Accounting Standards Board Accounting Standard Codification Topic 980, Regulated Operations (ASC Topic 980). Pursuant to the requirements of ASC Topic 980, the financial statements of a rate-regulated enterprise reflect the actions of regulators. The Company capitalizes, as regulatory assets, incurred and accrued costs that are probable of recovery in future electric and natural gas rates. In addition, obligations to refund previously collected revenue or to spend revenue collected from customers on future costs are recorded as regulatory liabilities. The Company’s regulated utilities are subject to complex and comprehensive federal, state and local regulation and legislation, including regulations promulgated by state utility commissions and the Federal Energy Regulatory Commission.
We have identified the evaluation of regulatory assets and liabilities as a critical audit matter. This was due to the extent of audit effort required in the evaluation of regulatory assets and liabilities in each of the relevant jurisdictions.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s regulatory accounting process, including controls related to the Company’s application of ASC Topic 980 in each jurisdiction and the Company’s calculation and review of regulatory assets and liabilities. We selected regulatory assets and liabilities and assessed the Company’s application of ASC Topic 980 in the relevant jurisdiction by evaluating the underlying orders, statutes, rulings, memorandums, filings or publications issued by the respective regulators. We selected a sample of the regulatory assets and liabilities activity and using the methodologies approved by the relevant regulatory commissions, recalculated the activity and agreed the data used in the calculations to the Company’s underlying books and records. We compared the amounts calculated by the Company to the amounts recorded in the consolidated financial statements.
Evaluation of tax equity financing arrangements
As discussed in Notes 3(e), 3(p) and 20 to the consolidated financial statements, the Company participates in certain tax equity financing arrangements (TEFs) that qualify as variable interest entities (VIEs). For TEFs where the economic allocations of income are not based on pro rata ownership percentages, a balance sheet-oriented hypothetical liquidation at book value (HLBV) method is used to reflect the substantive profit sharing arrangement. Under the HLBV method, the amounts reported as noncontrolling interests and net income (loss) attributable to noncontrolling interests in the consolidated balance sheets and consolidated statements of income represent the amounts the noncontrolling interest would hypothetically receive at each balance sheet date under the liquidation provisions of each partnership’s ownership agreement assuming the net assets of the projects were liquidated at recorded amounts and distributed to the equity holders. Noncontrolling interests and net loss attributable to noncontrolling interests as of and for the year ended December 31, 2020 were $617 and $42 million, respectively.
We identified the evaluation of tax equity financing arrangements as a critical audit matter. This was due to the nature and extent of audit effort required to evaluate the HLBV methodology, which included specialized skills and knowledge to evaluate that the HLBV methodology used was consistent with the liquidation provisions of the underlying operating and partnership agreements, which can be based on complex income tax rules and regulations.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s review of the HLBV model, including controls related to review of the setup and accounting of the partnership liquidation model in relation to the operating and partnership agreement provisions, as well as the applicable tax regulations. We read the operating and partnership agreements and compared them against the Company's partnership liquidation model for the corresponding tax equity financing arrangement. We involved tax professionals with specialized skills and knowledge, who assisted in:
•analyzing the tax status of the entities and the requirements of the operating and partnership agreement provisions, as well as the partnership tax regulations
•evaluating the Company’s methodology for calculating the hypothetical liquidation amounts for a partnership in accordance with the operating and partnership agreement provisions, as well as the partnership tax regulations.
/s/ KPMG LLP

We have served as the Company’s auditor since 2017.

New York, New York
March 1, 2021

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Avangrid, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Avangrid, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule I (collectively, the consolidated financial statements), and our report dated March 1, 2021 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
New York, New York
March 1, 2021

Avangrid, Inc. and Subsidiaries
Consolidated Statements of Income

Years Ended December 31,	2020	2019	2018
(Millions, except for number of shares and per share data)
Operating Revenues	$6,320	$6,336	$6,477
Operating Expenses
Purchased power, natural gas and fuel used	1,379	1,509	1,653
Operations and maintenance	2,466	2,305	2,258
Loss from assets held for sale	—	—	16
Depreciation and amortization	987	933	855
Taxes other than income taxes, net	619	591	579
Total Operating Expenses	5,451	5,338	5,361
Operating Income	869	998	1,116
Other Income and (Expense)
Other income (expense)	18	121	(66)
(Losses) earnings from equity method investments	(3)	3	10
Interest expense, net of capitalization	(316)	(310)	(303)
Income Before Income Tax	568	812	757
Income tax expense	29	169	167
Net Income	539	643	590
Net loss (income) attributable to noncontrolling interests	42	24	(3)
Net Income Attributable to Avangrid, Inc.	$581	$667	$587

Earnings Per Common Share, Basic:	$1.88	$2.16	$1.90
Earnings Per Common Share, Diluted:	$1.88	$2.16	$1.89
Weighted-average Number of Common Shares Outstanding:
Basic	309,494,939	309,491,082	309,503,319
Diluted	309,559,387	309,514,910	309,712,628
The accompanying notes are an integral part of our consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

Years Ended December 31,	2020	2019	2018
(Millions)
Net Income	$539	$643	$590
Other Comprehensive Income
Gain on defined benefit plans, net of income taxes of $0, $0 and $1, respectively	—	1	3
Amortization of pension cost for nonqualified plans, net of income taxes of $3, $(1) and $0, respectively	(13)	(1)	1
Unrealized loss during the year on derivatives qualifying as cash flow hedges, net of income taxes of $(7), $(9) and $(7), respectively	(22)	(22)	(21)
Reclassification to net income of losses (gains) on cash flow hedges, net of income taxes of $2, $3 and $(7), respectively	19	11	(8)
Other Comprehensive Loss	(16)	(11)	(25)
Comprehensive Income	523	632	565
Net loss (income) attributable to noncontrolling interests	42	24	(3)
Comprehensive Income Attributable to Avangrid, Inc.	$565	$656	$562
The accompanying notes are an integral part of our consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Consolidated Balance Sheets

As of December 31,	2020	2019
(Millions)
Assets
Current Assets
Cash and cash equivalents	$1,463	$178
Accounts receivable and unbilled revenues, net	1,187	1,082
Accounts receivable from affiliates	12	10
Derivative assets	18	11
Fuel and gas in storage	93	110
Materials and supplies	169	141
Prepayments and other current assets	525	199
Regulatory assets	310	294
Total Current Assets	3,777	2,025
Total Property, Plant and Equipment ($1,637 and $787 related to VIEs, respectively)	26,751	25,196
Operating lease right-of-use assets	153	70
Equity method investments	668	645
Other investments	68	63
Regulatory assets	2,572	2,567
Other Assets
Goodwill	3,119	3,119
Intangible assets	305	314
Derivative assets	79	84
Other	331	311
Total Other Assets	3,834	3,828
Total Assets	$37,823	$34,394
The accompanying notes are an integral part of our consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Consolidated Balance Sheets

As of December 31,	2020	2019
(Millions, except share information)
Liabilities
Current Liabilities
Current portion of debt	$313	$730
Notes payable	307	560
Interest accrued	70	72
Accounts payable and accrued liabilities	1,453	1,361
Accounts payable to affiliates	50	64
Dividends payable	136	136
Taxes accrued	73	56
Operating lease liabilities	8	12
Derivative liabilities	17	20
Other current liabilities	368	336
Regulatory liabilities	274	242
Total Current Liabilities	3,069	3,589
Regulatory liabilities	3,137	3,281
Other Non-current Liabilities
Deferred income taxes	1,919	1,837
Deferred income	1,204	1,274
Pension and other postretirement	1,007	1,100
Operating lease liabilities	154	65
Derivative liabilities	79	85
Asset retirement obligations	210	190
Environmental remediation costs	292	338
Other	448	380
Total Other Non-current Liabilities	5,313	5,269
Non-current debt	7,478	6,716
Non-current debt to affiliate	3,000	—
Total Non-current Liabilities	18,928	15,266
Total Liabilities	21,997	18,855
Commitments and Contingencies	—	—
Equity
Stockholders' Equity:
Common stock, $.01 par value, 500,000,000 shares authorized, 309,794,917 and 309,752,140 shares issued; 309,077,300 and 309,005,272 shares outstanding, respectively	3	3
Additional paid-in capital	13,665	13,660
Treasury stock	(14)	(12)
Retained earnings	1,666	1,634
Accumulated other comprehensive loss	(111)	(95)
Total Stockholders’ Equity	15,209	15,190
Noncontrolling interests	617	349
Total Equity	15,826	15,539
Total Liabilities and Equity	$37,823	$34,394
The accompanying notes are an integral part of our consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

Years Ended December 31,	2020	2019	2018
(Millions)
Cash Flow from Operating Activities
Net income	$539	$643	$590
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	987	933	855
Loss from assets held for sale	—	—	16
Accretion expenses	11	12	12
Regulatory assets/liabilities amortization and carrying cost	(13)	64	73
Pension cost	82	91	123
Earnings from equity method investments	3	(3)	(10)
Distribution of earnings from equity method investments	19	12	14
Unrealized losses (gains) on marked to market derivative contracts	5	(76)	22
Gain from divestment and disposal of property	(10)	(135)	(10)
Deferred taxes	17	164	148
Other non-cash items	(83)	(51)	(27)
Changes in operating assets and liabilities:
Current assets	(173)	126	(117)
Noncurrent assets	(170)	(152)	(87)
Current liabilities	160	(2)	99
Noncurrent liabilities	(86)	(38)	80
Net Cash Provided by Operating Activities	1,288	1,588	1,781
Cash Flow from Investing Activities
Capital expenditures	(2,781)	(2,735)	(1,777)
Contributions in aid of construction	48	74	60
Proceeds from sale of equity method and other investment	238	108	186
Proceeds from sale of property, plant and equipment	7	18	18
Payments to affiliates	(3)	(2)	—
Cash distribution from equity method investments	3	5	4
Other investments and equity method investments, net	(370)	(176)	(45)
Net Cash Used in Investing Activities	(2,858)	(2,708)	(1,554)
Cash Flow from Financing Activities
Non-current debt issuances	1,367	2,137	597
Non-current debt issuance with affiliate	3,000	—	—
Repayments of non-current debt	(1,011)	(346)	(217)
Repayments of other short-term debt, net	(253)	(28)	(201)
Repayments of financing leases	(9)	(27)	(13)
Repurchase of common stock	(2)	—	(4)
Issuance of common stock	(1)	—	(2)
Distributions to noncontrolling interests	(5)	(63)	(76)
Contributions from noncontrolling interests	312	133	223
Dividends paid	(545)	(545)	(537)
Net Cash Provided by (Used in) Financing Activities	2,853	1,261	(230)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	1,283	141	(3)
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	184	43	46
Cash, Cash Equivalents and Restricted Cash, End of Year	$1,467	$184	$43
Supplemental Cash Flow Information
Cash paid for interest, net of amounts capitalized	$278	$270	$224
Cash paid (refunded) for income taxes	$8	$2	$(13)
The accompanying notes are an integral part of our consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity

	Avangrid, Inc. Stockholders
(Millions, except for number of shares)	Number of shares (*)	Common Stock	Additional paid-in capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interests	Total Equity
Balances, December 31, 2017	309,005,272	$3	$13,653	$(8)	$1,469	$(46)	$15,071	$19	$15,090
Adoption of accounting standards	—	—	—	—	(3)	(1)	(4)	140	136
Net income	—	—	—	—	587	—	587	3	590
Other comprehensive income, net of tax of $(13)	—	—	—	—	—	(25)	(25)	—	(25)
Comprehensive income									565
Dividends declared, $1.744/share	—	—	—	—	(540)	—	(540)	—	(540)
Issuance of common stock	81,208	—	1	—	(3)	—	(2)	—	(2)
Repurchase of common stock	(81,208)	—	—	(4)	—	—	(4)	—	(4)
Stock-based compensation	—	—	3	—	—	—	3	—	3
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(76)	(76)
Contributions from noncontrolling interests	—	—	—	—	4	—	4	213	217
Balances, December 31, 2018	309,005,272	3	13,657	(12)	1,514	(72)	15,090	299	15,389
Adoption of accounting standards	—	—	—	—	11	(12)	(1)	—	(1)
Net income	—	—	—	—	667	—	667	(24)	643
Other comprehensive income, net of tax of $(7)	—	—	—	—	—	(11)	(11)	—	(11)
Comprehensive income									632
Dividends declared, $1.76/share	—	—	—	—	(545)	—	(545)	—	(545)
Stock-based compensation	—	—	3	—	—	—	3	—	3
Distributions to noncontrolling interests	—	—	—	—	(4)	—	(4)	(59)	(63)
Contributions from noncontrolling interests	—	—	—	—	(9)	—	(9)	133	124
Balances, December 31, 2019	309,005,272	3	13,660	(12)	1,634	(95)	15,190	349	15,539
Adoption of accounting standards	—	—	—	—	(1)	—	(1)	—	(1)
Net income	—	—	—	—	581	—	581	(42)	539
Other comprehensive income, net of tax of $(2)	—	—	—	—	—	(16)	(16)	—	(16)
Comprehensive income									523
Dividends declared, $1.76/share	—	—	—	—	(545)	—	(545)	—	(545)
Release of common stock held in trust	72,028	—	—	—	—	—	—	—	—
Issuance of common stock	42,777	—	(1)	—	—	—	(1)	—	(1)
Repurchase of common stock	(42,777)	—	—	(2)	—	—	(2)	—	(2)
Stock-based compensation	—	—	6	—	—	—	6	—	6
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(5)	(5)
Contributions from noncontrolling interests	—	—	—	—	(3)	—	(3)	315	312
Balances, December 31, 2020	309,077,300	$3	$13,665	$(14)	$1,666	$(111)	$15,209	$617	$15,826
(*) Par value of share amounts is $.01
The accompanying notes are an integral part of our consolidated financial statements.

AVANGRID, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1. Background and Nature of Operations
Avangrid, Inc. (AVANGRID, we or the Company) is an energy services holding company engaged in the regulated energy transmission and distribution business through its principal subsidiary Avangrid Networks, Inc. (Networks), and in the renewable energy generation business through its principal subsidiary, Avangrid Renewables Holding, Inc. (ARHI). ARHI in turn holds subsidiaries including Avangrid Renewables, LLC (Renewables). Iberdrola, S.A. (Iberdrola), a corporation organized under the laws of the Kingdom of Spain, owns 81.5% of the outstanding common stock of AVANGRID. The remaining outstanding shares are publicly-traded on the New York Stock Exchange and owned by various shareholders.
Proposed Merger with PNMR
On October 20, 2020, AVANGRID, PNM Resources, Inc., a New Mexico corporation (PNMR) and NM Green Holdings, Inc., a New Mexico corporation and wholly-owned subsidiary of AVANGRID (Merger Sub), entered into an Agreement and Plan of Merger (Merger Agreement), pursuant to which Merger Sub is expected to merge with and into PNMR, with PNMR surviving the Merger as a direct wholly-owned subsidiary of AVANGRID (Merger). Pursuant to the Merger Agreement, each issued and outstanding share of the common stock of PNMR (PNMR common stock) (other than (i) the issued shares of PNMR common stock that are owned by AVANGRID, Merger Sub, PNMR or any wholly-owned subsidiary of AVANGRID or PNMR, which will be automatically cancelled at the time the Merger is consummated and (ii) shares of PNMR common stock held by a holder who has not voted in favor of, or consented in writing to, the Merger who is entitled to, and who has demanded, payment for fair value of such shares) will be converted, at the time the Merger is consummated, into the right to receive $50.30 in cash (Merger Consideration).
Consummation of the Merger (Closing) is subject to the satisfaction or waiver of certain customary closing conditions, including, without limitation, the approval of the Merger Agreement by the holders of at least a majority of the outstanding shares of PNMR common stock entitled to vote thereon, the absence of any material adverse effect on PNMR, the receipt of certain required regulatory approvals (including approvals from the Public Utility Commission of Texas (PUCT), the New Mexico Public Regulation Commission (NMPRC), the FERC, the Federal Communications Commission (FCC), the Committee on Foreign Investment in the United States (CFIUS), the Nuclear Regulatory Commission (NRC) and approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976), the Four Corners Divestiture Agreements (as defined below) being in full force and effect and all applicable regulatory filings associated therewith being made, as well as holders of no more than 15% of the outstanding shares of PNMR common stock validly exercising their dissenters’ rights. On February 12, 2021, the shareholders of PNMR approved the proposed Merger. The Merger is currently expected to close in the second half of 2021.
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
Note 2. Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and are presented on a consolidated basis, and therefore include the accounts of AVANGRID and its consolidated subsidiaries, Networks and ARHI. All intercompany transactions and accounts have been eliminated in consolidation in all periods presented.
Immaterial Corrections to Prior Periods
We have identified various immaterial corrections to prior periods primarily related to property, plant and equipment and deferred tax liabilities that originated in prior periods. We evaluated the effects of these corrections on our previously-issued consolidated financial statements, individually and in the aggregate, in accordance with the guidance in ASC Topic 250, Accounting Changes and Error Corrections, ASC Topic 250-10-S99-1, Assessing Materiality, and ASC Topic 250-10-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, and concluded that no prior period is materially misstated. Accordingly, we have revised our consolidated financial statements for the prior periods presented herein. The revision decreased retained earnings by $6 million as of December 31, 2018.
A summary of the effect of the correction on the consolidated balance sheet as of December 31, 2019 is as follows:

As of December 31, 2019	As reported	Correction	As Revised
(Millions)
Assets
Total Property, Plant and Equipment	$25,218	$(22)	$25,196
Total Assets	$34,416	$(22)	$34,394
Liabilities
Other current liabilities	$334	$2	$336
Total Current Liabilities	$3,587	$2	$3,589
Deferred income taxes	$1,814	$23	$1,837
Total Other Non-current Liabilities	$5,246	$23	$5,269
Total Non-current Liabilities	$15,243	$23	$15,266
Total Liabilities	$18,830	$25	$18,855
Equity
Retained earnings	$1,681	$(47)	$1,634
Total Stockholders’ Equity	$15,237	$(47)	$15,190
Total Equity	$15,586	$(47)	$15,539
Total Liabilities and Equity	$34,416	$(22)	$34,394

A summary of the effect of the correction on the consolidated statements of income for the year ended December 31, 2019 is as follows:

Year Ended December 31, 2019	As reported	Correction	As Revised
(Millions)
Operating Revenues	$6,338	$(2)	$6,336
Operations and maintenance	$2,301	$4	$2,305
Depreciation and amortization	$934	$(1)	$933
Total Operating Expenses	$5,335	$3	$5,338
Operating Income	$1,003	$(5)	$998
Other income	$119	$2	$121
Interest expense, net of capitalization	$(306)	$(4)	$(310)
Income Before Income Tax	$819	$(7)	$812
Income tax expense	$143	$26	$169
Net Income	$676	$(33)	$643
Net Income Attributable to Avangrid, Inc.	$700	$(33)	$667
Earnings per common share, Basic	$2.26	$(0.10)	$2.16
Earnings per common share, Diluted	$2.26	$(0.10)	$2.16
A summary of the effect of the correction on the consolidated statements of income for the year ended December 31, 2018 is as follows:

Year Ended December 31, 2018	As reported	Correction	As Revised
(Millions)
Operating Revenues	$6,478	$(1)	$6,477
Operations and maintenance	$2,248	$10	$2,258
Total Operating Expenses	$5,351	$10	$5,361
Operating Income	$1,127	$(11)	$1,116
Income Before Income Tax	$768	$(11)	$757
Income tax expense	$170	$(3)	$167
Net Income	$598	$(8)	$590
Net Income Attributable to Avangrid, Inc.	$595	$(8)	$587
Earnings per common share, Basic	$1.92	$(0.02)	$1.90
Earnings per common share, Diluted	$1.92	$(0.03)	$1.89
A summary of the effect of the correction on the consolidated statements of cash flows for the years ended December 31, 2019 and 2018 is as follows:

Years Ended December 31,	2019			2018
(Millions)	As Reported	Correction	As Revised	As Reported	Correction	As Revised
Net income	$676	$(33)	$643	$598	$(8)	$590
Depreciation and amortization	$934	$(1)	$933	$855	$—	$855
Deferred taxes	$138	$26	$164	$151	$(3)	$148
Current liabilities	$(5)	$3	$(2)	$98	$1	$99
Net Cash Provided by Operating Activities	$1,593	$(5)	$1,588	$1,791	$(10)	$1,781
Capital expenditures	$(2,740)	$5	$(2,735)	$(1,787)	$10	$(1,777)
Net Cash Used in Investing Activities	$(2,713)	$5	$(2,708)	$(1,564)	$10	$(1,554)
Cash paid for interest, net of amounts capitalized	$266	$4	$270	$224	$—	$224

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
(c) Regulatory accounting
We account for our regulated utilities' operations in accordance with the authoritative guidance applicable to entities with regulated operations that meet the following criteria: (i) rates are established or approved by an independent, third-party regulator; (ii) rates are designed to recover the entity’s specific costs of providing the regulated services or products and; (iii) there is a reasonable expectation that rates are set at levels that will recover the entity’s costs and can be collected from customers. Regulatory assets represent incurred costs that have been deferred because of their probable future recovery from customers through regulated rates. Regulatory liabilities represent: (i) the excess recovery of costs or accrued credits that have been deferred because it is probable such amounts will be returned to customers through future regulated rates; or (ii) billings in advance of expenditures for approved regulatory programs.
We amortize regulatory assets and liabilities and recognize the related expense or revenue in our consolidated statements of income consistent with the recovery or refund included in customer rates. We believe it is probable that our currently recorded regulatory assets and liabilities will be recovered or settled in future rates.
(d) Business combinations and assets acquisitions (disposals)
We apply the acquisition method of accounting to account for business combinations. The consideration transferred for an acquisition is the fair value of the assets transferred, the liabilities incurred, including contingent consideration, and the equity interests issued by the acquirer. We measure identifiable assets acquired and liabilities and contingent liabilities assumed in a business combination initially at their fair values at the acquisition date. We record as goodwill the excess of the consideration transferred over the fair value of the identifiable net assets acquired. We recognize adjustments to provisional amounts relating to a business combination that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. For business combinations, we expense acquisition-related costs as incurred.
In contrast to a business combination (disposal), we classify a transaction as an asset acquisition (disposal) when substantially all the fair value of the gross assets acquired (disposed) is concentrated in a single identifiable asset or group of similar identifiable assets or otherwise does not meet the definition of a business. For asset acquisitions, we capitalize acquisition-related costs as a component of the cost of the assets acquired and liabilities assumed.
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
Under the HLBV method, the amounts we report as "Noncontrolling interests" and "Net income (loss) attributable to noncontrolling interests" in our consolidated balance sheets and consolidated statements of income represent the amounts the noncontrolling interest would hypothetically receive at each balance sheet reporting date under the liquidation provisions of each holding’s ownership agreement assuming we were to liquidate the net assets of the projects at recorded amounts determined in accordance with U.S. GAAP and distribute those amounts to the investors. We determine the noncontrolling interest in our statements of income and comprehensive income as the difference in noncontrolling interests on our consolidated balance sheets at the start, or at inception of the noncontrolling interest if applicable, and end of each reporting period, after taking into account any capital transactions between the holdings and the third party. We report the noncontrolling interest balances in the holdings as a component of equity on our consolidated balance sheets.

(f) Equity method investments
We account for joint ventures that do not meet consolidation criteria using the equity method. We reflect earnings (losses) recognized under the equity method in the consolidated statements of income as "Earnings (losses) from equity method investments." We recognize dividends received from joint ventures as a reduction in the carrying amount of the investment and not as dividend income. We assess and record an impairment of our equity method investments in earnings for a decline in value that we determine to be other than temporary.
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
Goodwill is not amortized, but is subject to an assessment for impairment performed in the fourth quarter or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit to which goodwill is assigned below its carrying amount. A reporting unit is an operating segment or one level below an operating segment and is the level at which we test goodwill for impairment. In assessing goodwill for impairment, we have the option to first perform a qualitative assessment to determine whether a quantitative assessment is necessary. If we determine, based on qualitative factors, that the fair value of the reporting unit is more likely than not greater than the carrying amount, no further testing is required. If we bypass the qualitative assessment, or perform the qualitative assessment but determine it is more likely than not that its fair value is less than its carrying amount, we perform a quantitative test to compare the fair value of the reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, we record an impairment loss as a reduction to goodwill and a charge to operating expenses, but the loss recognized would not exceed the total amount of goodwill allocated to the reporting unit.
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
(h) Property, plant and equipment
We account for property, plant and equipment at historical cost. In cases where we are required to dismantle installations or to recondition the site on which they are located, we record the estimated cost of removal or reconditioning as an asset retirement obligation (ARO) and add an equal amount to the carrying amount of the asset.
Development and construction of our various facilities are carried out in stages. We expense project costs during early stage development activities. Once we achieve certain development milestones and it is probable that we can obtain future economic benefits from a project, we capitalize salaries and wages for persons directly involved in the project, and engineering, permits, licenses, wind measurement and insurance costs. We periodically review development projects in construction for any indications of impairment.
We transfer assets from “Construction work in progress” to “Property, plant and equipment” when they are available for service.
We capitalize wind turbine and related equipment costs, other project construction costs and interest costs related to the project during the construction period through substantial completion. We record AROs at the date projects achieve commercial operation.

We depreciate the cost of plant and equipment in use on a straight-line basis, less any estimated residual value. The main asset categories are depreciated over the following estimated useful lives:

Major class	Asset Category	Estimated Useful Life (years)
Plant	Combined cycle plants	35-55
	Hydroelectric power stations	45-90
	Wind power stations	25-40
	Solar power stations	25
	Transport facilities	40-75
	Distribution facilities	15-80
Equipment	Conventional meters and measuring devices	7-60
	Computer software	4-25
Other	Buildings	30-82
	Operations offices	5-75
Networks determines depreciation expense using the straight-line method, based on the average service lives of groups of depreciable property, which include estimated cost of removal, in service at each operating company. Consistent with FERC accounting requirements, Networks charges the original cost of utility plant retired or otherwise disposed to accumulated depreciation. Networks' composite rate of depreciation was 2.9% of average depreciable property for both 2020 and 2019.
We charge repairs and minor replacements to operating expenses, and capitalize renewals and betterments, including certain indirect costs.
Allowance for funds used during construction (AFUDC), applicable to Networks' entities that apply regulatory accounting, is a noncash item that represents the allowed cost of capital, including a return on equity (ROE), used to finance construction projects. We record the portion of AFUDC attributable to borrowed funds as a reduction of interest expense and record the remainder as other income.
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
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. We recognize lease ROU assets and liabilities at commencement of an arrangement based on the present value of lease payments over the lease term. Most of our leases do not provide an implicit rate, so we use our incremental borrowing rate based on the information available at the lease commencement date to determine the present value of future payments. A lease ROU asset also includes any lease payments made at or before commencement date, minus any lease incentives received, and includes initial direct costs incurred. We do not record leases with an initial term of 12 months or less on the balance sheet for all classes of underlying assets, and we recognize lease expense for those leases on a straight-line basis over the lease term. We include variable lease payments that depend on an index or a rate in the ROU asset and lease liability measurement based on the index or rate at the commencement date, or upon a modification. We do not include variable lease payments that do not depend on an index or a rate in the ROU asset and lease liability measurement. A lease term includes an option to extend or terminate the lease when it is reasonably certain that we will exercise that option. We recognize lease (rent) expense for operating lease payments on a straight-line basis over the lease term, or for our regulated companies we recognize the amount eligible for recovery under their rate plans, such as actual amounts paid. We amortize finance lease ROU assets on a straight-line basis over the lease term and recognize interest expense based on the outstanding lease liability.
We have lease agreements with lease and non-lease components, and account for lease components and associated non-lease components together as a single lease component, for all classes of underlying assets.
(j) Impairment of long-lived assets
We evaluate property, plant and equipment and other long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment evaluation is based on undiscounted cash flow analysis at the lowest level to which cash flows of the long-lived assets or asset groups are largely independent of the cash flows of other assets and liabilities. We are required to recognize an impairment loss if the carrying amount of the asset exceeds the undiscounted future net cash flows associated with that asset.
The impairment loss to be recognized is the amount by which the carrying amount of the long-lived asset exceeds the asset’s fair value. Depending on the asset, fair value may be determined by use of a discounted cash flow (DCF) model, with assumptions consistent with a market participant’s view of the exit price of the asset.
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
The three input levels of the fair value hierarchy are as follows:
•Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability either directly or indirectly, for substantially the full term of the contract.
•Level 3 - one or more inputs to the valuation methodology are unobservable or cannot be corroborated with market data.
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
(n) Cash and cash equivalents
Cash and cash equivalents include cash, bank accounts and other highly-liquid short-term investments. We consider all highly liquid investments with a maturity date of three months or less when acquired to be cash equivalents and include those investments in “Cash and cash equivalents.” Restricted cash represents cash legally set aside for a specified purpose or as part of an agreement with a third party. Restricted cash is included in “Other non-current assets” on our consolidated balance sheets. We classify book overdrafts representing outstanding checks in excess of funds on deposit as “Accounts payable and accrued liabilities” on our consolidated balance sheets. We report changes in book overdrafts in the operating activities section of our consolidated statements of cash flows.
(o) Trade receivable and unbilled revenue, net of allowance for credit losses
We record trade receivables at amounts billed to customers and we record unbilled revenues based on an estimate of energy delivered or services provided to customers. Certain trade receivables and payables related to our wholesale activities associated with generation and delivery of electric energy and associated environmental attributes, origination and marketing, natural gas storage, hub services and energy management, are subject to master netting agreements with counterparties, whereby we have the legal right to offset the balances and they are settled on a net basis. We present receivables and payables subject to such agreements on a net basis on our consolidated balance sheets.
Trade receivables include amounts due under Deferred Payment Arrangements (DPA). A DPA allows the account balance to be paid in installments over an extended period without interest, which generally exceeds one year, by negotiating mutually acceptable payment terms. The utility companies generally must continue to serve a customer who cannot pay an account balance in full if the customer (i) pays a reasonable portion of the balance; (ii) agrees to pay the balance in installments; and (iii) agrees to pay future bills within 30 days until the DPA is paid in full. Failure to make payments on a DPA results in the full amount of a receivable under a DPA being due. These accounts are part of the regular operating cycle and we classify them as short term. Due to COVID-19, the UIL companies’ regulators require them to offer to customers, through early February 2021, a 24-month repayment plan.
We establish our allowance for credit losses, including for unbilled revenue (also referred to as contract assets), by using both historical average loss percentages to project future losses, and by establishing a specific allowance for known credit issues or for specific items not considered in the historical average calculation. Due to our adoption of Accounting Standards Codification (ASC) 326 effective January 1, 2020, we now also consider whether we need to adjust historical loss rates to reflect the effects of current conditions and forecasted changes considering various economic indicators (e.g., Gross Domestic Product, Personal Income, Consumer Price Index, Unemployment Rate) over the contractual life of the trade receivables. We write off amounts when we have exhausted reasonable collection efforts.
(p) Variable interest entities
An entity is considered to be a variable interest entity (VIE) when its total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support, or its equity investors, as a group, lack the characteristics of having a controlling financial interest. A reporting company is required to consolidate a VIE as its primary beneficiary when it has both the power to direct the activities of the VIE that most significantly impact the VIE's economic performance, and the obligation to absorb losses of or the right to receive benefits from the VIE that could potentially be significant to the VIE. We evaluate whether an entity is a VIE whenever reconsideration events occur as defined by the accounting guidance (See Note 20).
We have undertaken several structured institutional partnership investment transactions that bring in external investors in certain of our wind farms in exchange for cash. Following an analysis of the economic substance of these transactions, we classify the consideration received at the inception of the arrangement as noncontrolling interests on our consolidated balance sheets. Subsequently, we use the HLBV method to allocate earnings to the noncontrolling interest, taking into consideration the cash and tax benefits provided to the tax equity investors.

(q) Debentures, bonds and bank borrowings
We record bonds, debentures and bank borrowings as a liability equal to the proceeds of the borrowings. We treat the difference between the proceeds and the face amount of the issued liability as discount or premium and accrete the amounts as interest expense or income over the life of the instrument. We defer incremental costs associated with the issuance of debt instruments and amortize them over the same period as debt discount or premium. We present bonds, debentures and bank borrowings net of unamortized discount, premium and debt issuance costs on our consolidated balance sheets.
(r) Inventory
Inventory comprises fuel and gas in storage and materials and supplies. Through our gas operations, we own natural gas that is stored in third-party owned underground storage facilities, which we record as inventory. We price injections of inventory into storage at the market purchase cost at the time of injection, and price withdrawals of working gas from storage at the weighted-average cost in storage. We continuously monitor the weighted-average cost of gas value to ensure it remains at the lower of cost and net realizable value. We report inventories to support gas operations on our consolidated balance sheets within “Fuel and gas in storage.”
We also have materials and supplies inventories that we use for construction of new facilities and repairs of existing facilities. These inventories are carried and withdrawn at the lower of cost and net realizable value and reported on our consolidated balance sheets within “Materials and supplies.”
In addition, stand-alone renewable energy credits that are generated or purchased and held for sale are recorded at the lower of cost or net realizable value and are reported on our consolidated balance sheets within “Materials and supplies.”
(s) Government grants
Our unregulated subsidiaries record government grants related to depreciable assets within deferred income and subsequently amortize them to earnings as an offset to depreciation and amortization expense over the useful life of the related asset. Our regulated subsidiaries record government grants as a reduction to the related utility plant to be recovered through rate base, in accordance with the prescribed FERC accounting.
In accounting for government grants related to operating and maintenance costs, we recognize amounts receivable as an offset to expenses in our consolidated statements of income in the period in which we incur the expenses.
(t) Deferred income
Apart from government grants, we occasionally receive revenues from transactions in advance of the resulting performance obligations arising from the transaction. It is our policy to defer such revenues on our consolidated balance sheets and amortize them into earnings when revenue recognition criteria are met.
(u) Asset retirement obligations
We record the fair value of the liability for an ARO and a conditional ARO in the period in which it is incurred, capitalizing the cost by increasing the carrying amount of the related long-lived asset. The ARO is associated with our long-lived assets and primarily consists of obligations related to removal or retirement of asbestos, polychlorinated biphenyl-contaminated equipment, gas pipeline, cast iron gas mains and electricity generation facilities. We adjust the liability periodically to reflect revisions to either the timing or amount of the original estimated undiscounted cash flows over time. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement, we will either settle the obligation at its recorded amount or incur a gain or a loss. Our regulated utilities defer any timing differences between rate recovery and depreciation expense and accretion as either a regulatory asset or a regulatory liability.
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
Our regulated utilities meet the requirements concerning accounting for regulated operations and we recognize a regulatory liability for the difference between removal costs collected in rates and actual costs incurred. We classify these as accrued removal obligations.
(v) Environmental remediation liability
In recording our liabilities for environmental remediation costs the amount of liability for a site is the best estimate, when determinable; otherwise it is based on the minimum liability or the lower end of the range when there is a range of estimated losses. We record our environmental liabilities on an undiscounted basis. We expect to pay our environmental liability accruals through the year 2056.
(w) Post-employment and other employee benefits
We sponsor defined benefit pension plans that cover eligible employees. We also provide health care and life insurance benefits through various postretirement plans for eligible retirees.
We evaluate our actuarial assumptions on an annual basis and consider changes based on market conditions and other factors. All of our qualified defined benefit plans are funded in amounts calculated by independent actuaries, based on actuarial assumptions proposed by management.
We account for defined benefit pension or other postretirement plans, recognizing an asset or liability for the overfunded or underfunded plan status. For a pension plan, the asset or liability is the difference between the fair value of the plan’s assets and the projected benefit obligation. For any other postretirement benefit plan, the asset or liability is the difference between the fair value of the plan’s assets and the accumulated postretirement benefit obligation. Our utility operations generally reflect all unrecognized prior service costs and credits and unrecognized actuarial gains and losses as regulatory assets rather than in other comprehensive income, as management believes it is probable that such items will be recoverable through the ratemaking process. We use a December 31st measurement date for our benefits plans.
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
(x) Income taxes
We use the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities reflect the expected future tax consequences, based on enacted tax laws, of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts. In accordance with U.S. GAAP for regulated industries, certain of our regulated subsidiaries have established a regulatory asset for the net revenue requirements to be recovered from customers for the related future tax expense associated with certain of these temporary differences. We defer the investment tax credits (ITCs) when earned and amortize them over the estimated lives of the related assets. We also recognize the income tax consequences of intra-entity transfers of assets other than inventory when the transfer occurs.
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
Adoption of New Accounting Pronouncements
(a) Measurement of credit losses on financial instruments, amendments and updates
The FASB issued an accounting standards update in June 2016 that requires more timely recording of credit losses on loans and other financial instruments (ASC 326). The amendments affect entities that hold financial assets and net investment in leases that are not accounted for at fair value through net income (loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, etc.). They require an entity to present a financial asset (or group of financial assets) that is measured at amortized cost basis at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods appropriate in its circumstances. The FASB subsequently issued various updates to ASC 326 to clarify transition and scope requirements, make narrow-scope codification improvements, including in March 2020, and corrections and provide targeted transition relief. We adopted the amendments effective January 1, 2020, including the narrow-scope improvements issued in March 2020, and recorded a cumulative-effect adjustment of $1 million to retained earnings at the beginning of the period of adoption, with no material effect to our consolidated results of operations, financial position, cash flows and disclosures.
(b) Simplifying the test for goodwill impairment
In January 2017, the FASB issued amendments to simplify the test for goodwill impairment, which is required for public entities and certain other entities that have goodwill reported in their financial statements. The amendments simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test, which requires the valuation of assets acquired and liabilities assumed using business combination accounting guidance. Under the new guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; but the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Also, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. Certain requirements are eliminated for any reporting unit with a zero or negative carrying amount; therefore, the same impairment assessment applies to all reporting units. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. We adopted the amendments effective January 1, 2020, with no material effect to our consolidated results of operations, financial position, cash flows and disclosures. As required, we are applying the amendments on a prospective basis.
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

The amendments concerning disclosure requirements for defined benefit plans are narrow in scope and apply to all employers that sponsor defined benefit pension or other postretirement plans. The amendments change annual disclosures requirements, including removal of disclosures that are no longer considered cost beneficial, adding certain new relevant disclosures and clarifying specific requirements of disclosures concerning information for defined benefit pension plans. We adopted the amendments effective January 1, 2020, and they will not materially affect the disclosures for our fiscal year ending December 31, 2020. As required, we applied the amendments on a retrospective basis.
(d) Targeted improvements to related party guidance for VIEs
In October 2018, the FASB issued amendments that affect reporting entities that are required to determine whether they should consolidate a legal entity under the consolidation guidance applicable to VIEs. The targeted improvements specifically applicable to public business entities clarify that indirect interests held through related parties in common control arrangements should be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. We adopted the amendments effective January 1, 2020, with no material effect to our consolidated results of operations, financial position, cash flows and disclosures.
(e) Clarifying guidance for certain collaborative arrangements with respect to revenue recognition
The FASB issued amendments in November 2018 to clarify the interaction between the guidance for certain collaborative arrangements and the guidance applicable to ASC 606. A collaborative arrangement is a contractual arrangement under which two or more parties actively participate in a joint operating activity and are exposed to significant risks and rewards that depend on the activity’s commercial success. The targeted improvements clarify that certain transactions between collaborative arrangement participants are within the scope of ASC 606 and thus subject to all its guidance. We adopted the amendments effective January 1, 2020, with no material effect to our consolidated results of operations, financial position, cash flows and disclosures. As required, we retrospectively applied the amendments to the date of our initial application of ASC 606.
Accounting Pronouncements Issued But Not Yet Adopted
The following are new accounting pronouncements not yet adopted that we have evaluated or are evaluating to determine their effect on our consolidated financial statements.
(a) Simplifying the accounting for income taxes
In December 2019, the FASB issued an accounting standards update that is intended to reduce complexity in accounting for income taxes. The amendments remove specific exceptions to the general principles in ASC 740, Income Taxes, eliminating the need for an entity to analyze whether the following apply in a given period: (1) exception to the incremental approach for intra-period tax allocation, (2) exceptions to accounting for basis differences in equity method investments when there are ownership changes in foreign investments and (3) exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. The amendments also improve financial statement preparers’ application of income-tax related guidance and simplify U. S. GAAP for (1) franchise taxes that are partially based on income, (2) transactions with a government that result in a step up in the tax basis of goodwill, (3) separate financial statements of legal entities that are not subject to tax and (4) enacted changes in tax laws in interim periods. The amendments are effective for public business entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period for which financial statements have not been issued, with adoption of all amendments in the same period. Application is on a retrospective and/or modified retrospective basis, or a prospective basis, depending on the amendment aspect. We expect our adoption will not materially affect our consolidated results of operations, financial position and cash flows.
(b) Facilitation of the effects of reference rate reform on financial reporting, and subsequent scope clarification
In March 2020, the FASB issued amendments and created ASC 848 to provide temporary optional guidance to entities to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. The amendments respond to concerns about structural risks of interbank offered rates, and particularly, the risk of cessation of the London Interbank Offered Rate (LIBOR). The guidance is elective and applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform, around the end of 2021. The guidance applies to contracts that have modified terms that affect, or have the potential to affect, the amount or timing of contractual cash flows resulting from the discontinuance of the reference rate reform. The amendments are effective for all entities as of March 12, 2020, through December 31, 2022, although the FASB has indicated it will monitor developments in the marketplace and consider whether developments warrant an extension.
In January 2021, the FASB issued amendments to clarify the scope of ASC 848 and respond to questions from stakeholders about whether ASC 848 can be applied to derivative instruments that do not reference a rate that is expected to be discontinued

but that use an interest rate for margining, discounting, or contract price alignment that is modified because of reference rate reform. The modification, commonly referred to as the “discounting transition,” may have accounting implications, raising concerns about the need to reassess previous accounting determinations related to those derivatives and about the possible hedge accounting consequences of the discounting transition. The amendments clarify that certain optional expedients and exceptions in ASC 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition, capture the incremental consequences of the scope clarification and tailor the existing guidance to derivative instruments affected by the discounting transition. The amendments are effective immediately, and may be elected retrospectively to eligible modifications as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications made on or after any date within the interim period that includes January 7, 2021.
We expect our adoption of reference rate reform and the subsequent scope clarification will not materially affect our consolidated results of operations, financial position and cash flows.
Use of Estimates and Assumptions
The preparation of our consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are used for, but not limited to: (1) allowance for credit losses and unbilled revenues; (2) asset impairments, including goodwill; (3) investments in equity instruments; (4) depreciable lives of assets; (5) income tax valuation allowances; (6) uncertain tax positions; (7) reserves for professional, workers’ compensation and comprehensive general insurance liability risks; (8) contingency and litigation reserves; (9) fair value measurements; (10) earnings sharing mechanisms; (11) environmental remediation liabilities; (12) AROs; (13) pension and other postretirement employee benefits and (14) noncontrolling interest balances. Future events and their effects cannot be predicted with certainty; accordingly, our accounting estimates require the exercise of judgment. The accounting estimates we use in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. We evaluate and update our assumptions and estimates on an ongoing basis and may employ outside specialists to assist in our evaluations, as necessary. Actual results could differ from those estimates.
We continue to utilize information reasonably available to us; however, the business and economic uncertainty resulting from COVID-19 has made such estimates and assumptions more difficult to assess and calculate. Affected estimates include, but are not limited to, evaluations of certain long-lived assets and goodwill for impairment, expected credit losses and potential regulatory deferral or recovery of certain costs. While we have not yet had material effects of COVID-19 on our financial results, actual results could differ from those estimates, which could result in material effects to our consolidated financial statements in future reporting periods.
Union collective bargaining agreements
We have approximately 48.8% of our employees covered by a collective bargaining agreement. Agreements expiring in the coming year apply to approximately 16.0% of our employees.
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
The following describes the principal activities, by reportable segment, from which we generate revenue. For more detailed information about our reportable segments, refer to Note 24.
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
Tariff-based sales are subject to the corresponding state regulatory authorities, which determine prices and other terms of service through the ratemaking process. The applicable tariffs are based on the cost of providing service. The utilities’ approved base rates are designed to recover their allowable operating costs, including energy costs, finance costs, and the costs of equity, the last of which reflect our capital ratio and a reasonable return on equity. They traditionally invoice their customers by applying approved base rates to usage. Maine state law prohibits the utility from providing the electricity commodity to customers. In New York, Connecticut and Massachusetts, customers have the option to obtain the electricity or natural gas commodity directly from the utility or from another supplier. For customers that receive their commodity from another supplier, the utility acts as an agent and delivers the electricity or natural gas provided by that supplier. Revenue in those cases is only for providing the service of delivery of the commodity. Networks entities calculate revenue earned but not yet billed based on the number of days not billed in the month, the estimated amount of energy delivered during those days and the estimated average price per customer class for that month. Differences between actual and estimated unbilled revenue are immaterial.
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
The performance obligation in all arrangements is satisfied over time because the customer simultaneously receives and consumes the benefits as Networks delivers or sells the electricity or natural gas or provides the delivery or transmission service. We record revenue for all of such sales based upon the regulatory-approved tariff and the volume delivered or transmitted, which corresponds to the amount that we have a right to invoice. There are no material initial incremental costs of obtaining a contract in any of the arrangements. Networks does not adjust the promised consideration for the effects of a significant financing component if it expects, at contract inception, that the time between the delivery of promised goods or service and customer payment will be one year or less. For its New York and Connecticut utilities, Networks assesses its DPAs at each balance sheet date for the existence of significant financing components, but has had no material adjustments as a result.
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
Renewables Segment
Renewables derives its revenue primarily from the sale of energy, transmission, capacity and other related charges from its renewable wind, solar and thermal energy generating sources. For such revenues, we will recognize revenues in an amount derived from the commodities delivered and from services as they are made available. Renewables has bundled power purchase agreements consisting of electric energy, transmission, capacity and/or renewable energy credits (RECs). The related contracts are generally long-term with no stated contract amount, that is, the customer is entitled to all the unit’s output. Renewables also has unbundled sales of electric energy and capacity, RECs and natural gas, which are generally for periods of less than a year. The performance obligations in substantially all of both bundled and unbundled arrangements for electricity and natural gas are satisfied over time, for which we record revenue based on the amount invoiced to the customer for the actual energy delivered. The performance obligation for stand-alone RECs is satisfied at a point in time, for which we record revenue when the performance obligation is satisfied upon delivery of the REC. There are no material initial incremental costs of obtaining a contract or significant financing elements in any of the arrangements.
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
Other
Other, which does not represent a segment, derives its revenues primarily from miscellaneous Corporate revenues including intersegment eliminations, and in 2018 also had revenues from providing natural gas storage services to customers, gas trading operations generally classified as derivative revenue in accordance with the applicable accounting standards and gas trading contracts not classified as derivatives.
Contract Costs, Contract Liabilities and Practical Expedient
We recognize an asset for incremental costs of obtaining a contract with a customer when we expect the benefit of those costs to be longer than one year. We have contract assets for costs from development success fees, which we paid during the solar asset development period in 2018, and will amortize ratably into expense over the 15-year life of the power purchase agreement (PPA), expected to commence in December 2021 upon commercial operation. Contract assets totaled $9 million and $12 million at December 31, 2020 and 2019, respectively, and are presented in "Other non-current assets" on our consolidated balance sheets.
We have contract liabilities for revenue from transmission congestion contract (TCC) auctions, for which we receive payment at the beginning of an auction period and amortize ratably each month into revenue over the applicable auction period. The auction periods range from six months to two years. TCC contract liabilities totaled $9 million and $10 million at December 31, 2020 and 2019, respectively, and are presented in "Other current liabilities" on our consolidated balance sheets. For both the years ended December 31, 2020 and 2019, we recognized $21 million as revenue related to contract liabilities and for the year ended December 31, 2018, we recognized $13 million.
We apply a practical expedient to expense as incurred costs to obtain a contract when the amortization period is one year or less. We record costs incurred to obtain a contract within operating expenses, including amortization of capitalized costs.
Revenues disaggregated by major source for our reportable segments for the years ended December 31, 2020, 2019 and 2018 are as follows:

	Year Ended December 31, 2020
	Networks	Renewables	Other (b)	Total
(Millions)
Regulated operations – electricity	$3,642	$—	$—	$3,642
Regulated operations – natural gas	1,311	—	—	1,311
Nonregulated operations – wind	—	822	—	822
Nonregulated operations – solar	—	19	—	19
Nonregulated operations – thermal	—	39	—	39
Other (a)	58	101	—	159
Revenue from contracts with customers	5,011	981	—	5,992
Leasing revenue	6	—	—	6
Derivative revenue	—	136	—	136
Alternative revenue programs	157	—	—	157
Other revenue	14	15	—	29
Total operating revenues	$5,188	$1,132	$—	$6,320

	Year Ended December 31, 2019
	Networks	Renewables	Other (b)	Total
(Millions)
Regulated operations – electricity	$3,485	$—	$—	$3,485
Regulated operations – natural gas	1,479	—	—	1,479
Nonregulated operations – wind	—	803	—	803
Nonregulated operations – solar	—	26	—	26
Nonregulated operations – thermal	—	29	—	29
Other (a)	91	62	(12)	141
Revenue from contracts with customers	5,055	920	(12)	5,963
Leasing revenue	6	—	—	6
Derivative revenue	—	244	—	244
Alternative revenue programs	75	—	—	75
Other revenue	28	20	—	48
Total operating revenues	$5,164	$1,184	$(12)	$6,336

	Year Ended December 31, 2018
	Networks	Renewables	Other (b)	Total
(Millions)
Regulated operations – electricity	$3,641	$—	$—	$3,641
Regulated operations – natural gas	1,473	—	—	1,473
Nonregulated operations – wind	—	636	—	636
Nonregulated operations – solar	—	17	—	17
Nonregulated operations – thermal	—	47	—	47
Nonregulated operations – gas storage	—	—	10	10
Other (a)	58	(68)	9	(1)
Revenue from contracts with customers	5,172	632	19	5,823
Leasing revenue	38	346	—	384
Derivative revenue	—	124	10	134
Alternative revenue programs	80	—	—	80
Other revenue	20	36	—	56
Total operating revenues	$5,310	$1,138	$29	$6,477
(a)Primarily includes certain intra-month trading activities, billing, collection and administrative charges, sundry billings and other miscellaneous revenue.
(b)Does not represent a segment. Includes Corporate, Gas (for 2018 only) and intersegment eliminations.
As of December 31, 2020 and 2019, trade receivable balances related to contracts with customers were approximately $1,151 million and $1,050 million, respectively, including $341 million and $345 million of unbilled revenue, which are included in “Accounts receivable and unbilled revenues, net” on our consolidated balance sheets.

As of December 31, 2020, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) were as follows:

As of December 31, 2020	2021	2022	2023	2024	2025	Thereafter	Total
(Millions)
Revenue expected to be recognized on multiyear retail energy sales contracts in place	$1	$1	$1	$1	$—	$—	$4
Revenue expected to be recognized on multiyear capacity and carbon-free energy sale contracts	31	23	13	4	3	5	79
Revenue expected to be recognized on multiyear renewable energy credit sale contracts	40	24	16	14	12	75	182
Total operating revenues	$72	$48	$30	$19	$15	$80	$265
We do not disclose information about remaining performance obligations for contracts for which we recognize revenue in the amount to which we have the right to invoice (e.g., usage-based pricing terms).
Note 5. Industry Regulation
Electricity and Natural Gas Distribution – Maine, New York, Connecticut and Massachusetts
Each of Networks’ eight regulated utility companies must comply with regulatory procedures that differ in form but in all cases conform to the basic framework outlined below. Generally, tariff reviews cover various years and provide for a reasonable ROE, protection from, and automatic adjustments for, exceptional costs incurred and efficiency incentives. The distribution rates and allowed ROEs for Networks’ regulated utilities in New York are subject to regulation by the New York Public Service Commission (NYPSC), in Maine by the Maine Public Utilities Commission (MPUC), in Connecticut by the Connecticut Public Utilities Regulatory Authority (PURA) and in Massachusetts by the Department of Public Utilities (DPU).
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
The NYSEG and RG&E rate plans, the Maine distribution rate plan and associated proceedings, the Federal Energy Regulatory Commission (FERC) Transmission Return on Equity (ROE) case, the Connecticut rate plans, Reforming Energy Vision (REV), the storm proceedings in New York and the Tax Act are some of the most important specific regulatory processes that currently affect Networks.
CMP Distribution Rate Case
In an order issued on February 19, 2020, the MPUC authorized an increase in CMP's distribution revenue requirement of $17 million, or approximately 7%, based on an allowed ROE of 9.25% and a 50% equity ratio. The rate increase was effective March 1, 2020. The MPUC also imposed a 1.00% ROE reduction (to 8.25%) for management efficiency associated with CMP’s customer service performance following the implementation of its new billing system in 2017. The management efficiency adjustment will remain in effect until CMP has demonstrated satisfactory customer service performance on four specified service quality measures for a rolling average period of 18 months, which commenced on March 1, 2020. CMP is meeting the required rolling average benchmarks on all four of these quality measures.
The order provided additional funding for staffing increases, vegetation management programs and storm restoration costs, while retaining the basic tiered structure for storm cost recovery implemented in the 2014 stipulation. The MPUC order also retained the RDM implemented in 2014. The order denied CMP’s request to increase rates for higher costs associated with services provided by its affiliates and ordered the initiation of a management audit to evaluate whether CMP's current management structure, and the management and other services from its affiliates, are appropriate and in the interest of Maine customers. The management audit was commenced in July 2020 by the MPUC’s consultants and is expected to conclude in 2021.
CMP Revenue Decoupling Mechanism Investigation
On June 9, 2020, the MPUC issued a Notice of Investigation to open an investigation into the effects of the COVID-19 pandemic on customers’ electricity-usage patterns and whether CMP’s RDM should be suspended for the annual distribution rate change that is expected to occur on July 1, 2021, for electricity delivered in calendar year 2020. On June 24, 2020, the MPUC issued a procedural order setting forth initial steps in this proceeding. On July 21, 2020, CMP filed testimony presenting electricity-usage data for its two RDM classes (residential and commercial/industrial) through June 2020, along with testimony explaining the data and the reasons why the current RDM should remain in place without alteration. On August 11, 2020, a technical conference was held and CMP filed electricity-usage data on August 20, 2020. On December 16, 2020, the MPUC issued an order that retains CMP’s RDM but the RDM should be simplified by merging the two RDM classes into a single class. There is no impact to existing RDM balances as a result of the order issued by the MPUC.
NYSEG and RG&E Rate Plans
2016 Joint Proposal
On June 15, 2016, the NYPSC approved NYSEG's and RG&E's 2016 Joint Proposal for a three-year rate plan for electric and gas service which balanced the varied interests of the signatory parties including but not limited to maintaining the companies’ credit quality and mitigating the rate impacts to customers. The 2016 Joint Proposal reflected many customer benefits including: acceleration of the companies’ natural gas leak prone main replacement programs and increased funding for electric vegetation management to provide continued safe and reliable service. The delivery rate increases for the last year of the 2016 Joint Proposal can be summarized as follows:

	May 1, 2018
	Rate Increase	Delivery Rate Increase
Utility	(Millions)	%
NYSEG Electric	$30	4.10%
NYSEG Gas	$15	7.30%
RG&E Electric	$26	5.70%
RG&E Gas	$10	5.20%
The allowed rate of return on common equity for NYSEG Electric, NYSEG Gas, RG&E Electric and RG&E Gas was 9.00%. The equity ratio for each company was 48%; however, the equity ratio was set at the actual up to 50% for earnings sharing calculation purposes. The customer share of any earnings above allowed levels increased as the ROE increased, with customers receiving 50%, 75% and 90% of earnings in rate year three (May 1, 2018 – April 30, 2019) above 9.75%, 10.25% and 10.75% ROE, respectively. The rate plans also included the implementation of a rate adjustment mechanism (RAM) designed to return or collect certain defined reconciled revenues and costs, new depreciation rates and continuation of the existing RDM for each business. The 2016 Joint Proposal reflected the recovery of deferred NYSEG Electric storm costs of approximately $262 million, of which $123 million is being amortized over ten years and the remaining $139 million is being amortized over five years. The proposal also continues reserve accounting for qualifying Major Storms ($21 million annually for NYSEG Electric and $3 million annually for RG&E Electric). Incremental maintenance costs incurred to restore service in qualifying divisions will be chargeable to the Major Storm Reserve provided they meet certain thresholds.
The 2016 Joint Proposal maintained NYSEG’s and RG&E’s current electric reliability performance measures (and associated potential negative revenue adjustments for failing to meet established performance levels) which include the system average interruption frequency index (SAIFI) and the customer average interruption duration index (CAIDI). The 2016 Joint Proposal also modified certain gas safety performance measures at the companies, including those relating to the replacement of leak prone mains, leak backlog management, emergency response and damage prevention. The proposal established threshold performance levels for designated aspects of customer service quality and continued and expanded NYSEG’s and RG&E’s bill reduction and arrears forgiveness Low Income Programs with increased funding levels. The 2016 Joint Proposal provided for the implementation of NYSEG’s Energy Smart Community (ESC) Project in the Ithaca region which serves as a test-bed for implementation and deployment of Reforming the Energy Vision (REV) initiatives. The ESC Project is supported by NYSEG’s planned Distribution Automation upgrades and Advanced Metering Infrastructure (AMI) implementation for customers on circuits in the Ithaca region. The companies also are pursuing Non-Wires Alternative projects as described in the proposal. Other REV-related incremental costs and fees were included in the RAM to the extent cost recovery is not provided for elsewhere. Under the proposal, the RAM was applicable to all customers and serves to return or collect RAM Eligible Deferrals and Costs, including: (1) property taxes; (2) Major Storm deferral balances; (3) gas leak prone pipe replacement; (4) REV costs and fees which are not covered by other recovery mechanisms; and (5) NYSEG Electric Pole Attachment revenues. RG&E implemented a RAM in July 2018 since certain eligibility thresholds were exceeded.
The 2016 Joint Proposal provided for partial or full reconciliation of certain expenses including, but not limited to: pensions and other postretirement benefits; property taxes; variable rate debt and new fixed rate debt; gas research and development; environmental remediation costs; major storms; nuclear electric insurance limited credits; economic development; and low income programs. The 2016 Joint Proposal also included a downward-only Net Plant reconciliation. In addition, the 2016 Joint Proposal included downward-only reconciliations for the costs of electric distribution and gas vegetation management, pipeline integrity and incremental maintenance. The 2016 Joint Proposal provided that NYSEG and RG&E continue their electric RDMs on a total revenue per class basis and their gas RDMs on a revenue per customer basis.
2020 Joint Proposal
On June 22, 2020, NYSEG and RG&E filed a joint proposal with the NYPSC for a new three-year rate plan (2020 Joint Proposal). On November 19, 2020, the NYPSC approved the 2020 Joint Proposal, with modifications to the rate increases at the two electric businesses. The modifications were made to limit the overall bill impacts, to a level at or below 2% per year, in consideration of the current impacts of COVID-19 on the economic climate. The effective date of new tariffs was December 1, 2020 with a make-whole provision back to April 17, 2020. The proposed rates facilitate the companies’ transition to a cleaner energy future while allowing for important initiatives such as COVID-19 relief for customers and additional funding for vegetation management, hardening/resiliency and emergency preparedness. The rate plans continue the RAM designed to return or collect certain defined reconciled revenues and costs, have new depreciation rates and continue existing RDMs for each business. The 2020 Joint Proposal bases delivery revenues on an 8.80% ROE and 48% equity ratio; however, for the proposed earnings sharing mechanism, the equity ratio is the lower of the actual equity ratio or 50%. The below table provides a summary of the approved delivery rate increases and delivery rate percentages, including rate levelization and excluding energy efficiency, which is a pass-through, for all four businesses:

	Year 1		Year 2		Year 3
	Rate Increase	Delivery Rate Increase	Rate Increase	Delivery Rate Increase	Rate Increase	Delivery Rate Increase
Utility	(Millions)	%	(Millions)	%	(Millions)	%
NYSEG Electric	$34	4.6%	$46	5.9%	$36	4.2%
NYSEG Gas	$—	—%	$2	0.8%	$3	1.6%
RG&E Electric	$17	3.8%	$14	3.2%	$16	3.3%
RG&E Gas	$—	—%	$—	—%	$2	1.3%
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
UI has wholesale power supply agreements in place for its entire standard service load for the first half of 2021, 70% of its standard service load for the second half of 2021 and 20% of its standard service load for the first half of 2022. Supplier of last resort service is procured on a quarterly basis and UI has a wholesale power supply agreement in place for the second quarter of 2021. However, from time to time, there are no bidders in the procurement process for supplier of last resort service and UI manages the load directly.
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

In December 2017, PURA approved new tariffs for the Southern Connecticut Gas Company (SCG) effective January 1, 2018 for a three-year rate plan with annual rate increases. The new tariffs also include an RDM and Distribution Integrity Management Program (DIMP) mechanism, ESM, the amortization of certain regulatory liabilities (most notably accumulated hardship deferral balances and certain accumulated deferred income taxes) and tariff increases based on a ROE of 9.25% and approximately 52% equity level. Any dollars due to customers from the ESM will be first applied against any environmental regulatory asset balance as defined in the settlement agreement (if one exists at that time) or refunded to customers through a bill credit if such environmental regulatory asset balance does not exist.
In December 2018, PURA approved new tariffs for Connecticut Natural Gas Corporation (CNG) effective January 1, 2019 for a three-year rate plan with annual rate increases. The new tariffs continued the RDM and DIMP mechanism, ESM and tariff increases based on an ROE of 9.30% and an equity ratio of 54% in 2019, 54.50% in 2020 and 55% in 2021.
On January 18, 2019, the DPU approved new distribution rates for BGC. The distribution rate increase is based on a 9.70% ROE and 54% equity ratio. The new tariffs provide for the implementation of an RDM and pension expense tracker and also provide that BGC will not file to change base distribution rates to become effective before November 1, 2021.
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
REV is also intended to promote greater use of advanced energy management products to enhance demand elasticity and efficiencies. Track 1 of this initiative involves a collaborative process to examine the role of distribution utilities in enabling market-based deployment of DER to promote load management and greater system efficiency, including peak load reductions. NYSEG is participating in the initiative with other New York utilities. The NYPSC issued a 2015 order in Track 1, which acknowledges the utilities’ role as a Distribution System Platform provider, and required the utilities to file an initial Distribution System Implementation Plan (DSIP) by June 30, 2016, followed by bi-annual updates. The companies filed the initial DSIP, which also included information regarding the potential deployment of Automated Metering Infrastructure (AMI) across its entire service territory. In December 2016, the companies filed a petition to the NYPSC requesting approval for cost recovery associated with the full deployment of AMI. A collaborative associated with this petition began in the first quarter of 2017, was suspended in the second quarter of 2017, subsequently resumed in the first quarter of 2018 and then further suspended and was been included in the companies’ May 20, 2019 rate filing. The companies also filed their first bi-annual update of the DSIP on July 31, 2018 and filed their next bi-annual update on June 30, 2020.
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
Track 2 of the REV initiative is also underway, and through a NYPSC staff whitepaper review process, is examining potential changes in current regulatory, tariff, market design and incentive structures that could better align utility interests with achieving New York state and NYPSC’s policy objectives. New York utilities will also be addressing related regulatory issues in their individual rate cases. A Track 2 order was issued in May 2016, and includes guidance related to the potential for Earnings Adjustment Mechanisms (EAMs), Platform Service Revenues, innovative rate designs and data utilization and security. The companies, in December 2016, filed a proposal for the implementation of EAMs in the areas of System Efficiency, Energy Efficiency, Interconnections and Clean Air. A collaborative process to review the companies’ petition was suspended in 2017. The approved 2020 Joint Proposal includes EAMs.
In March 2017, the NYPSC issued three separate REV-related orders. These orders created a series of filing requirements for NYSEG and RG&E beginning in March 2017 and extending through the end of 2018. The three orders involve: 1) modifications to the electric utilities’ proposed interconnection EAM framework; 2) further DSIP requirements, including filing of an updated DSIP plan by mid-2018 and implementing two energy storage projects at each company by the end of 2018; and 3) Net Energy Metering Transition including implementation of Phase One of the Value of DER. In September 2017, the NYPSC issued another order related to the Value of DER, requiring tariff filings, changes to Standard Interconnection Requirements and planning for the implementation of automated consolidated billing. As of the end of 2018, both NYSEG and RG&E had deployed two energy storage projects each, consistent with the March 2017 NYPSC order requirements. In

December 2018, the NYPSC staff submitted whitepapers on standby and buyback service rate design, future value stack compensation and capacity value compensation. The NYPSC ruled on the proposals set forth in the whitepapers on May 16, 2019. NYSEG and RG&E filed proposed standby and buyback rates with the NYPSC in September 2019. On November 25, 2020, DPS Staff, jointly with NYSERDA, issued a whitepaper on further recommendations regarding standby and buyback rates that were based on the electric utilities’ September 23, 2019 filings. Comments on the recommendations in the whitepaper are due February 22, 2021, and reply comments are due March 8, 2021.
On April 18, 2019, the NYPSC issued an order on future value stack compensation and capacity value compensation. The order established a new Community Credit in place of the Market Transition Credit for certain CDG projects in NYSEG’s and RGE’s territories and expanded eligibility for Phase One Net Metering for projects that have a rated capacity of 750 kW AC or lower. The changes became effective on June 1, 2019. The NYPSC also issued an order on value stack compensation for high-capacity-factor Resources on December 12, 2019, modifying the treatment of certain high-capacity-factor DER in the Value Stack compensation framework. The modification per the December 12, 2019 Order became effective February 1, 2020. On March 19, 2020, the Commission issued an additional Order regarding Value Stack Compensation. The Order directs National Grid, NYSEG and RGE to reallocate capacity from closed tranches where available capacity remained due to projects being canceled since the issuance of the VDER Compensation Order, and to assign that capacity to a new Community Credit Tranche with compensation at 2 cents per kWh. The utilities must also continue to reallocate capacity to this new Tranche for the next six months when there are cancellations of projects that have received a Market Transition Credit (MTC) or Community Credit allocation. The new provisions per the March 19, 2020 Order became effective May 1, 2020.
On May 14, 2020, the Commission issued an Order extending and expanding distributed solar incentives. In addition to authorizing the extension of and additional funding for the NY-Sun program, the Commission modified certain program rules related to the NY-Sun program and the VDER policy. As part of the ordered modifications, the Commission directed the electric utilities with VDER tariffs to add tariff language for a Remote Crediting program that will allow Value-Stack-eligible generation resources to distribute the credits they receive for generation injected into the utility system to the utility bills of multiple, separately sited, non-residential customers. The Commission ordered the utilities to submit tariff leaves that implement the modifications associated with the Remote Crediting program to become effective November 1, 2020. Given the complexity of the program changes, the utilities have petitioned the Commission for tariffs filings to be made on February 15, 2021, with an effective date of March 1, 2021.
On July 16, 2020, the Commission issued an Order establishing a net metering successor tariff. The Order continues Phase One NEM for all eligible mass market and commercial projects under 750 kW interconnected after January 1, 2022 and implements a modest customer benefit contribution (CBC) for onsite DERs to address cost recovery of certain public benefit programs. Customers that install DERs interconnected after January 1, 2022 shall be charged a monthly per kW fee based on the nameplate rating of the DER. Draft tariff leaves implementing the Commission’s Order and proposed CBC calculations were filed on November 1, 2020.
On April 24, 2018, the NYPSC instituted a proceeding to consider the role of utilities in providing infrastructure and rate design to encourage the expansion electric vehicles and electric vehicle supply equipment. The Commission issued an Order on February 2, 2019 to establish a Direct Current Fast Charger incentive program, with subsequent clarifications provided in Orders issued on July 12, 2019 and March 3, 2020. On July 16, 2020, the NYPSC issued an Order on an electric vehicle make-ready program.
The make-ready program will be funded by investor-owned utilities in New York State and creates a cost-sharing program that incentivizes utilities and charging station developers to site electric vehicle charging infrastructure in places that will provide a maximal benefit to consumers.
CMP Customer Billing System Investigation
On March 1, 2018, the MPUC issued a Notice of Investigation initiating a summary investigation into CMP’s metering, billing and customer communications practices. Due to the highly technical nature of CMP’s customer billing system the MPUC ordered a forensic audit of CMP’s customer billing system to identify any errors that have, or continue to result in billing inaccuracies, and to review CMP’s customer communication practices. On December 20, 2018, the MPUC released the findings of the forensic audit of CMP’s customer billing system and customer communication practices. On January 9, 2020, the hearing examiners issued their report whereby they recommended that the Commission find that the evidence in the record shows that there is no systemic problem within CMP’s metering and billing systems that has caused erroneous high usage on customers’ bills. Instead, the evidence-including the detailed forensic audit conducted by an independent third-party auditor-demonstrates that CMP’s metering and billing systems have been, and continue to be, recording and transmitting customer usage data accurately, and, with the exception of discrete billing calculation and presentation issues, customers’ billed amounts have been accurate. On January 30, 2020, the MPUC Commissioners deliberated and based on the verbal discussion, the Commissioners indicated that CMP’s Metering and Billing system is accurately reporting data; there is no systemic root cause for high usage complaints and errors related to CMP’s metering and billing system are localized and random, not systemic. The Commissioners were critical of CMP finding that CMP failed to implement proper testing of the SmartCare system prior to go-live; CMP’s implementation of SmartCare was imprudent; CMP’s SmartCare implementation experienced an unacceptable number of billing errors, delayed or estimated bills, bill presentment issues and unreasonable time required to address these issues; and the implementation issues were compounded by inadequate staffing, resulting in the inability of customers to contact a CMP representative. In its February 19, 2020 order in the CMP’s distribution rate case proceeding discussed above the MPUC imposed a reduction of 100 basis points in ROE, as a management efficiency adjustment, to address concerns with CMP’s customer service performance following the implementation of its new billing system in 2017 and on February 24, 2020 issued an order in the metering and billing investigation. Each order reflected the MPUC’s conclusion that CMP’s Metering and Billing system is accurately reporting data, there is no systemic root cause for high usage complaints and errors related to CMP’s metering and billing system are localized and random, not systemic. The management efficiency adjustment will remain in effect until CMP has demonstrated satisfactory customer service performance on four specified service quality measures for a rolling average period of 18 months, which commenced on March 1, 2020. CMP is meeting the required rolling average benchmarks on all four of these quality measures. On April 27, 2020, the MPUC issued an order requiring that CMP pay for the costs of the metering, billing and customer service practices audit, which were less than $1 million.
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
In New York, the NYPSC issued an order requiring sur-credits to return benefits reflecting the lower effective tax rate of 21% to customers effective October 1, 2018. For NYSEG Gas, RG&E Electric and RG&E Gas the NYPSC also required the sur-credit to include the return to customers of the January - September 2018 Tax Act savings over three years. The remaining deferred amounts associated with the recognition of the effects of the Tax Act are being used as rate moderators in the approved 2020 Joint Proposal. In Connecticut, UI and SCG expect Tax Act savings to be deferred until they are reflected in tariffs in a future rate case, unless PURA determines otherwise. CNG and BGC include Tax Act savings in their current rate plans. In Maine, CMP adjusted rates beginning July 1, 2018 to pass back to customers the Tax Act savings after offsetting for recovery of deferred 2017 storm costs. In its February 19, 2020 order in the CMP’s distribution rate case proceeding discussed above, the MPUC approved CMP’s distribution related accumulated deferred income tax balances associated with the Tax Act as well as the authorized amortization periods for the return of regulatory liabilities and the recovery regulatory assets. At the FERC, CMP transmission and UI transmission adjusted their tariffs in June 2018 to reflect the income statement value of Tax Act savings.
Power Tax Audits
Previously, CMP, NYSEG and RG&E implemented Power Tax software to track and measure their respective deferred tax amounts. In connection with this change, we identified historical updates needed with deferred taxes recognized by CMP, NYSEG and RG&E and increased our deferred tax liabilities, with a corresponding increase to regulatory assets, to reflect the updated amounts calculated by the Power Tax software. Since 2015, the NYPSC and MPUC accepted certain adjustments to deferred taxes and associated regulatory assets for this item in recent distribution rate cases, resulting in regulatory asset balances of approximately $148 million and $153 million for this item at December 31, 2020 and 2019, respectively.
In 2017, audits of the power tax regulatory assets were commenced by the NYPSC and MPUC. On January 11, 2018, the NYPSC issued an order opening an operations audit on NYSEG and RG&E and certain other New York utilities regarding tax accounting. The NYPSC audit report is expected to be completed during 2021. In January 2018, the MPUC published the Power Tax audit report with respect to CMP, which indicated the auditor was unable to verify the asset “acquisition value” used to calculate the Power Tax regulatory asset. The audit report requires that CMP must provide support for the beginning balance of the regulatory assets or it will be unable to recover the value of the assets, which is approximately $11 million, excluding carrying costs. CMP responded to the audit report in its rate case filing by providing additional acquisition value support and, therefore, requested full recovery of the Power Tax regulatory asset. MPUC staff expressed concerns about the value CMP has attributed to this issue. The MPUC had an outside firm conduct an audit of CMP's filing and acquisition values, and the auditor found CMP's information was reasonable. In September 2019, CMP filed a report in response to the audit report and addressed MPUC staff concerns. On December 17, 2019, CMP filed a stipulation with the MPUC providing for recovery of the Power Tax regulatory asset and adjusting the carrying costs values for the period of July 1, 2017 through June 30, 2019. The MPUC approved the stipulation on January 21, 2020, which allowed CMP to start collecting the Power Tax Regulatory asset over the next 32.5 years beginning in July 2020.

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
We had restricted net assets of approximately $5,408 million associated with the minimum equity requirements as of December 31, 2020.
Movement of capital from our wholly owned unregulated subsidiaries is unrestricted.
New Renewable Source Generation
Under Connecticut Public Act (PA) 11-80, Connecticut electric utilities are required to enter into long-term contracts to purchase Connecticut Class I RECs from renewable generators located on customer premises. Under this program, UI was initially required to enter into contracts totaling approximately $200 million in commitments over an approximate 21-year period. The obligations were initially expected to phase in over a six-year solicitation period and peak at an annual commitment level of about $14 million per year after all selected projects are online. PA 17-144, PA 18-50 and PA 19-35 extended the original six-year solicitation period of the program by adding seventh, eighth, ninth, and tenth years, and increased the original funding level of this program by adding up to $64 million in additional commitments by UI. Upon purchase, UI accounts for the RECs as inventory. UI expects to partially mitigate the cost of these contracts through the resale of the RECs. PA 11-80 provides that the remaining costs (and any benefits) of these contracts, including any gain or loss resulting from the resale of the RECs, are fully recoverable from (or credited to) customers through electric rates.
In October of 2018, UI entered into five PPAs totaling approximately 50 MW from developers of offshore wind and fuel cell generation pursuant to state law that provides the net costs of the PPAs are recoverable through electric rates. On December 19, 2018, PURA approved the PPAs, and approved UI’s use of the non-bypassable federally mandated congestion charges for all customers to recover the net costs of the PPAs.
In 2019, UI entered into PPAs with 11 projects, totaling approximately 12 million MWh, pursuant to state law that provides that the net costs of the PPAs are recoverable through electric rates.
In 2020, Pursuant to Connecticut Act Concerning the Procurement of Energy Derived From Offshore Wind, UI entered into a PPA with Vineyard Wind, an affiliate of UI, to provide 804 MW of offshore wind through the development of its Park City Wind Project. Similar to the case with the zero carbon PPAs discussed above, the net costs of the PPAs are recoverable through electric rates.
Pursuant to Maine law, the MPUC is authorized to conduct periodic requests for proposals seeking long-term supplies of energy, capacity or RECs, from qualifying resources. The MPUC is further authorized to order Maine transmission and distribution utilities to enter into contracts with sellers selected from the MPUC’s competitive solicitation process. Pursuant to a MPUC Order dated October 8, 2009, CMP entered into a 20-year agreement with Evergreen Wind Power III, LLC, on March 31, 2010, to purchase capacity and energy from Evergreen’s 60 Megawatt (MW) Rollins wind farm. CMP’s purchase obligations under the Rollins contract are approximately $7 million per year. Pursuant to a MPUC Order dated December 18, 2017, CMP entered into a 20-year agreement with Dirigo Solar, LLC on September 10, 2018, to purchase capacity and energy from multiple Dirigo solar facilities throughout CMP’s service territory. CMP’s purchase obligations under the Dirigo contract will increase as additional solar facilities are brought on line, eventually reaching a level of approximately $4 million per year. Pursuant to a MPUC Order dated November 6, 2019, CMP entered into a 20-year agreement with Maine Aqua Ventus I GP LLC on December 9, 2019, to purchase capacity and energy from an off-shore wind under development near Monhegan Island, Maine. CMP’s purchase obligations under the Maine Aqua Ventus contract will be approximately $12 million per year once the facility begins commercial operation. Pursuant to Maine law, the MPUC must conduct two competitive solicitation processes to procure, in the aggregate, an amount of energy or RECs from Class 1A resources that is equal to 14% of retail electricity sales in the State during calendar year 2018, or 1.715 million MWh. Of that 14% total, the MPUC must acquire at least 7%, but not more than 10%, through contracts approved by December 31, 2020 (Tranche 1), and acquire the remaining amount (Tranche 2) through a solicitation process that started on January 15, 2021. Pursuant to Maine law, on September 23, 2020, the MPUC issued an order accepting term sheet proposals from 14 projects in CMP's service territory and ordered the MPUC Staff and CMP to negotiate and execute contracts to implement the accepted terms. As of December 31, 2020, one project has withdrawn from the solicitation and CMP has executed contracts with 5 of the remaining 13 projects for 20-year terms. In accordance with MPUC orders, CMP either sells the purchased energy from these facilities in the ISO New England markets or periodically auctions the purchased output to wholesale buyers in the New England regional market. Under Maine law, CMP is assured recovery of any differences between power purchase costs and achieved market revenues through a reconcilable component of its retail distribution rates. Although the MPUC has conducted multiple requests for proposals under Maine law, and has tentatively accepted long-term proposals from other sellers, these selections have not yet resulted in additional currently effective contracts with CMP.
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
Note 6. Regulatory Assets and Liabilities
Pursuant to the requirements concerning accounting for regulated operations, our utilities capitalize as regulatory assets incurred and accrued costs that are probable of recovery in future electric and natural gas rates. We base our assessment of whether recovery is probable on the existence of regulatory orders that allow for recovery of certain costs over a specific period, or allow for reconciliation or deferral of certain costs. When costs are not treated in a specific regulatory order, we use regulatory precedent to determine if recovery is probable. Our operating utilities also record, as regulatory liabilities, obligations to refund previously collected revenue or to spend revenue collected from customers on future costs. The primary items that are not included in rate base or accruing carrying costs are regulatory assets for qualified pension and other postretirement benefits, which reflect unrecognized actuarial gains and losses; debt premium; environmental remediation costs, which are primarily the offset of accrued liabilities for future spending; unfunded future income taxes, which are the offset to the unfunded future deferred income tax liability recorded; asset retirement obligations; hedge losses; and contracts for differences. The total net amount of these items is approximately $1,484 million.
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

Regulatory assets as of December 31, 2020 and 2019 consisted of:

As of December 31,	2020	2019
(Millions)
Pension and other post-retirement benefits cost deferrals	$105	$125
Pension and other post-retirement benefits	927	1,061
Storm costs	451	272
Rate adjustment mechanism	33	79
Revenue decoupling mechanism	58	19
Transmission revenue reconciliation mechanism	31	5
Contracts for differences	86	92
Hardship programs	20	29
Plant decommissioning	3	5
Deferred purchased gas	30	25
Deferred transmission expense	26	11
Environmental remediation costs	247	277
Debt premium	83	97
Unamortized losses on reacquired debt	26	29
Unfunded future income taxes	373	399
Federal tax depreciation normalization adjustment	148	153
Asset retirement obligation	21	17
Deferred meter replacement costs	33	27
COVID-19 cost recovery	1	—
Other	180	139
Total regulatory assets	2,882	2,861
Less: current portion	310	294
Total non-current regulatory assets	$2,572	$2,567
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
“Storm costs” for CMP, NYSEG, RG&E and UI are allowed in rates based on an estimate of the routine costs of service restoration. The companies are also allowed to defer unusually high levels of service restoration costs resulting from major storms when they meet certain criteria for severity and duration. A portion of this balance is amortized through current rates, and the remaining portion will be determined through future rate cases.
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
“Unfunded future income taxes” represent unrecovered federal and state income taxes primarily resulting from regulatory flow through accounting treatment and are the offset to the unfunded future deferred income tax liability recorded. The income tax benefits or charges for certain plant related timing differences, such as removal costs, are immediately flowed through to, or collected from, customers. This amount is being amortized as the amounts related to temporary differences that give rise to the deferrals are recovered in rates. These amounts are being collected over a period of forty-six years and the NYPSC staff has initiated an audit, as required, of the unfunded future income taxes and other tax assets to verify the balances.
“Federal tax depreciation normalization adjustment” represents the revenue requirement impact of the difference in the deferred income tax expense required to be recorded under the IRS normalization rules and the amount of deferred income tax expense that was included in cost of service for rate years covering 2011 forward. The recovery period in New York is from 25 to 35 years and for CMP 32.5 years beginning in 2020.
“Asset retirement obligations” represents the differences in timing of the recognition of costs associated with our AROs and the collection of such amounts through rates. This amount is being amortized at the related depreciation and accretion amounts of the underlying liability.
“Deferred meter replacement costs” represent the deferral of the book value of retired meters which were replaced or are planned to be replaced by AMI meters. This amount is being amortized over the initial depreciation period of related retired meters.
"COVID-19 cost recovery" represents deferred COVID-19-related costs in the state of Connecticut based on the order issued by PURA on April 29, 2020, requiring utilities to track COVID-19-related expenses and lost revenue and create a regulatory asset.
“Other” includes post-term amortization deferrals and various items subject to reconciliation including hedge losses and deferred property tax.

Regulatory liabilities as of December 31, 2020 and 2019 consisted of:

As of December 31,	2020	2019
(Millions)
Energy efficiency portfolio standard	$58	$72
Gas supply charge and deferred natural gas cost	3	11
Pension and other post-retirement benefits cost deferrals	59	80
Carrying costs on deferred income tax bonus depreciation	34	49
Carrying costs on deferred income tax - Mixed Services 263(a)	11	15
2017 Tax Act	1,435	1,548
Rate change levelization	55	10
Revenue decoupling mechanism	9	17
Accrued removal obligations	1,184	1,173
Asset sale gain account	7	10
Economic development	28	27
Positive benefit adjustment	30	37
Theoretical reserve flow thru impact	10	14
Deferred property tax	31	17
Net plant reconciliation	20	23
Debt rate reconciliation	63	67
Rate refund – FERC ROE proceeding	33	32
Transmission congestion contracts	22	23
Merger-related rate credits	14	16
Accumulated deferred investment tax credits	25	13
Asset retirement obligation	18	14
Earnings sharing provisions	17	28
Middletown/Norwalk local transmission network service collections	18	18
Low income programs	28	33
Non-firm margin sharing credits	14	16
New York 2018 winter storm settlement	9	11
Other	176	149
Total regulatory liabilities	3,411	3,523
Less: current portion	274	242
Total non-current regulatory liabilities	$3,137	$3,281
“Energy efficiency portfolio standard” represents the costs of energy efficiency programs deferred for future recovery to the extent they exceed the amount in rates. A portion of this balance is amortized through current rates, the remaining portion will be refunded in future periods through future rate cases. The amortization period in current rates is three years and began in 2020.
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
“Carrying costs on deferred income tax bonus depreciation” represent the carrying costs benefit of increased accumulated deferred income taxes created by the change in tax law allowing bonus depreciation. A portion of this balance is amortized through current rates, the remaining portion will be refunded in future periods through future rate cases. The amortization period in current rates is three years and began in 2020.

"Carrying costs on deferred income tax - Mixed Services 263(a)" represent the carrying costs benefit of increased accumulated deferred income taxes created by Section 263 (a) IRC. A portion of this balance is amortized through current rates, the remaining portion will be refunded in future periods through future rate cases. The amortization period in current rates is three years and began in 2020.
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
"Rate change levelization" adjusts the New York delivery rate increases across the three-year plan to avoid unnecessary spikes and offsetting dips in customer rates. A portion of this balance is amortized through current rates, the remaining portion will be refunded in future periods through future rate cases. The amortization period in current rates is five years and began in 2020.
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
“Asset sale gain account” represents the net gain on the sale of certain assets that will be used for the future benefit of customers. The amortization period in current rates is three years for NYSEG and two years for RG&E and began in 2020.
“Economic development” represents the economic development program, which enables NYSEG and RG&E to foster economic development through attraction, expansion and retention of businesses within its service territory. If the level of actual expenditures for economic development allocated to NYSEG and RG&E varies in any rate year from the level provided for in rates, the difference is refunded to customers. A portion of this balance is amortized through current rates, the remaining portion will be refunded in future periods through future rate cases. The amortization period in current rates is three years and began in 2020.
“Positive benefit adjustment” resulted from Iberdrola’s 2008 acquisition of AVANGRID (formerly Energy East Corporation). This is being used to moderate increases in rates. A portion of this balance is amortized through current rates, the remaining portion will be refunded in future periods through future rate cases. The amortization period in current rates is three to five years and began in 2020.
“Theoretical reserve flow thru impact” represents the differences from the rate allowance for applicable federal and state flow through impacts related to the excess depreciation reserve amortization. It also represents the carrying cost on the differences. A portion of this balance is amortized through current rates, the remaining portion will be refunded in future periods through future rate cases. The amortization period in current rates is three to five years and began in 2020.
"Deferred property tax" represents the difference between actual expense for property taxes recoverable from customers and the amount provided for in rates. A portion of this balance is amortized through current rates, the remaining portion will be refunded in future periods through future rate cases. The amortization period in current rates is five years and began in 2020.
"Net plant reconciliation" represents the reconciliation of the actual electric and gas net plant and book depreciation to the targets set forth in the 2020 Joint Proposal. A portion of this balance is amortized through current rates, the remaining portion will be refunded in future periods through future rate cases. The amortization period in current rates is five years and began in 2020.
"Debt rate reconciliation" represents the over/under collection of costs related to debt instruments identified in the rate case. Costs would include interest, commissions and fees versus amounts included in rates.
"Rate refund - FERC ROE proceeding" represents the reserve associated with the FERC proceeding around the base return on equity (ROE) reflected in ISO New England, Inc.’s (ISO-NE) open access transmission tariff (OATT). See Note 14 for more details.

"Transmission congestion contracts" represents deferral of the Nine Mile 2 Nuclear Plant transmission congestion contract at RGE. A portion of this balance is amortized through current rates, the remaining portion will be refunded in future periods through future rate cases. The amortization period in current rates is five years and began in 2020.
“Merger-related rate credits” resulted from the acquisition of UIL. This is being used to moderate increases in rates. In the years ended December 31, 2020 and 2019, respectively, $2 million and $2 million of rate credits were applied against customer bills.
"Earning sharing provisions" represents the annual earnings over the earning sharing threshold. A portion of this balance is amortized through current rates, the remaining portion will be refunded in future periods through future rate cases.
"Middletown/Norwalk local transmission network service collections" represents allowance for funds used during construction of the Middletown/Norwalk transmission line, which is being amortized over the useful life of the project.
“Low income programs” represent various hardship and payment plan programs approved for recovery.
"New York 2018 winter storm settlement" represents the settlement amount with the NYSPSC following the comprehensive investigation of New York’s major utility companies’ preparation and response to March 2018 storms. This balance is being amortized through current rates over an amortization period of three years, beginning in 2020.
“Other” includes cost of removal being amortized through rates and various items subject to reconciliation.
Note 7. Goodwill and Intangible assets
Goodwill by reportable segment as of December 31, 2020 and 2019 consisted of:

As of December 31,	2020	2019
(Millions)
Networks	$2,747	$2,747
Renewables	372	372
Total	$3,119	$3,119
During 2020, there were no changes in gross amounts and accumulated losses of goodwill for the Networks and Renewables reportable segments. During 2019, Renewables' goodwill was reduced by $8 million as a result of the sale of a 50% interest in the Poseidon projects described in Note 22.
Goodwill Impairment Assessment
For impairment testing purposes, our reporting units are the same as operating segments, except for Networks, which contains three reporting units, Maine, New York and UIL. Goodwill for the Maine reporting unit is $325 million from the purchase of CMP by Energy East Corporation in 2000. Goodwill for the New York reporting unit is $654 million primarily from the purchase of RG&E by Energy East in 2002. Goodwill for the UIL reporting unit is $1,768 million from the 2015 acquisition of UIL.
We perform our annual impairment testing in the fourth quarter, as of October 1. Our qualitative assessment involves evaluating key events and circumstances that could affect the fair value of our reporting units, as well as other factors. Events and circumstances evaluated include macroeconomic conditions, industry, regulatory and market considerations, cost factors and their effect on earnings and cash flows, overall financial performance as compared with projected results and actual results of relevant prior periods, other relevant entity specific events and events affecting a reporting unit.
Our quantitative impairment testing includes various assumptions, primarily the discount rate, and forecasted cash flows. We use a discount rate that is developed using market participant assumptions, which consider the risk and nature of the respective reporting unit’s cash flows and the rates of return market participants would require in order to invest their capital in our reporting units. We test the reasonableness of the conclusions of our quantitative impairment testing using a range of discount rates and a range of assumptions for long-term cash flows.
We had no impairment of goodwill in 2020 and 2019 as a result of our impairment testing.

Intangible assets
Intangible assets include those assets acquired in business acquisitions and intangible assets acquired and developed from external third parties and from affiliated companies. Following is a summary of intangible assets as of December 31, 2020 and 2019:

As of December 31, 2020	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(Millions)
Wind development	$593	$(290)	$303
Other	31	(29)	2
Total Intangible Assets	$624	$(319)	$305

As of December 31, 2019	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(Millions)
Wind development	$591	$(289)	$302
Other	28	(16)	12
Total Intangible Assets	$619	$(305)	$314
Wind development costs, with the exception of future ‘pipeline’ development costs, are amortized on a straight-line basis in accordance with the life of the related assets once placed in service. For the year ended December 31, 2020, amortization expense was for $14 million, and for both the years ended December 31, 2019 and 2018 amortization expense was $15 million. We believe our future cash flows will support the recoverability of our intangible assets.
We expect amortization expense for the five years subsequent to December 31, 2020, to be as follows:

Year ending December 31,	Amount
(Millions)
2021	$14
2022	$13
2023	$12
2024	$12
2025	$12
Note 8. Property, Plant and Equipment
Property, plant and equipment as of December 31, 2020, consisted of:

As of December 31, 2020	Regulated	Nonregulated	Total
(Millions)
Electric generation, distribution, transmission and other	$16,364	$12,854	$29,218
Natural gas transportation, distribution and other	4,637	13	4,650
Other common operating property	—	274	274
Total Property, Plant and Equipment in Service	21,001	13,141	34,142
Total accumulated depreciation	(5,363)	(4,436)	(9,799)
Total Net Property, Plant and Equipment in Service	15,638	8,705	24,343
Construction work in progress	1,384	1,024	2,408
Total Property, Plant and Equipment	$17,022	$9,729	$26,751

Property, plant and equipment as of December 31, 2019, consisted of:

As of December 31, 2019	Regulated	Nonregulated	Total
(Millions)
Electric generation, distribution, transmission and other	$15,092	$12,360	$27,452
Natural gas transportation, distribution and other	4,373	13	4,386
Other common operating property	—	258	258
Total Property, Plant and Equipment in Service	19,465	12,631	32,096
Total accumulated depreciation	(4,968)	(4,090)	(9,058)
Total Net Property, Plant and Equipment in Service	14,497	8,541	23,038
Construction work in progress	1,271	887	2,158
Total Property, Plant and Equipment	$15,768	$9,428	$25,196
Capitalized interest costs were $51 million, $51 million and $26 million for the years ended December 31, 2020, 2019 and 2018, respectively. Accrued liabilities for property, plant and equipment additions were $285 million, $357 million and $154 million as of December 31, 2020, 2019 and 2018, respectively.
We impaired or wrote off amounts of $7 million, $11 million and $0 for the years ended December 31, 2020, 2019 and 2018, respectively, resulting from reassessment of the economic feasibility of our various Renewables development projects under construction.
Depreciation expense for the years ended December 31, 2020, 2019 and 2018, amounted to $973 million, $918 million and $840 million, respectively.
Note 9. Asset retirement obligations
AROs are intended to meet the costs for dismantling and restoration work that we have committed to carry out at our operational facilities.
The reconciliation of ARO carrying amounts for the years ended December 31, 2020 and 2019 consisted of:

(Millions)
As of December 31, 2018	$217
Liabilities settled during the year	(5)
Liabilities incurred during the year	6
Accretion expense	12
Revisions in estimated cash flows (a)	(40)
As of December 31, 2019	$190
Liabilities settled during the year	(2)
Liabilities incurred during the year	9
Accretion expense	11
Revisions in estimated cash flows (a)	2
As of December 31, 2020	$210
(a)Represents a reduction in our estimate of expected cash flows required for retirement activities related to our renewable energy facilities.
Several of the wind generation facilities have restricted cash for purposes of settling AROs. As of December 31, 2020 and 2019, restricted cash related to AROs was $3 million and $2 million, respectively. These amounts have been included in “Other Assets” on our consolidated balance sheets. Accretion expenses are included in “Operations and maintenance” in our consolidated statements of income.
We have AROs for which a liability has not been recognized because the fair value cannot be reasonably estimated due to indeterminate settlement dates, including for the removal of hydroelectric dams due to structural inadequacy or for decommissioning; the removal of property upon termination of an easement, right-of-way or franchise; and costs for abandonment of certain types of gas mains.

Note 10. Debt
Long-term debt as of December 31, 2020 and 2019 consisted of:

As of December 31,		2020		2019
	Maturity Dates	Balances	Interest Rates	Balances	Interest Rates
(Millions)
First mortgage bonds - fixed (a)	2021-2049	$2,575	1.85%-8.00%	$2,218	3.07%-8.00%
Unsecured pollution control notes - fixed	2023-2029	478	1.40%-3.50%	538	2.00%-3.50%
Term loan - variable		—		500	2.40%
Other various non-current debt - fixed	2021-2050	4,785	1.95%-7.80%	4,228	2.80%-10.48%
Unamortized debt issuance costs and discount		(47)		(38)
Total Debt		7,791		7,446
Less: debt due within one year, included in current liabilities		313		730
Total Non-current Debt		$7,478		$6,716
(a)The first mortgage bonds have pledged collateral of substantially all the respective utility’s in service properties of approximately $7,483 million.
Iberdrola Loan
On December 14, 2020, AVANGRID and Iberdrola entered into an intra-group loan agreement which provided AVANGRID with an unsecured subordinated loan in an aggregate principal amount of $3,000 million (the Iberdrola Loan).
The Iberdrola Loan bears interest (i) from December 16, 2020 until June 15, 2021, at an interest rate of 0.20%, which increases one basis point each month following the first month of the term of the Iberdrola Loan up to a maximum interest rate of 0.25%, and (ii) from June 16, 2021 until the Iberdrola Loan and any accrued and unpaid interest is repaid in its entirety, at AVANGRID’s equity cost of capital as published by Bloomberg. Interest is payable on a monthly basis in arrears.
AVANGRID is required to repay the Iberdrola Loan in full upon certain equity issuances by AVANGRID in which Iberdrola participates or a change of control of AVANGRID. In addition, on or after June 15, 2021, upon five business days’ notice to Iberdrola, AVANGRID may voluntarily repay the Iberdrola Loan and any accrued and unpaid interest, in whole or in part, without prepayment premium or penalty if there is a change in AVANGRID’s business plan and AVANGRID determines that the Iberdrola Loan is no longer required. The intra-group loan agreement contains certain customary affirmative and negative covenants and events of default.
As of December 31, 2020, the Iberdrola Loan had no current maturities and is included in "Non-current debt with affiliate" on our consolidated balance sheet as we do not intend on repaying the Iberdrola Loan with current assets. Proceeds from the Iberdrola Loan of $1,438 million and $300 million, respectively, are included in "cash and cash equivalents" and "prepayments and other current assets" on our consolidated balance sheet as of December 31, 2020. The remainder of the proceeds reduced our commercial paper balance.
Other 2020 Long-Term Debt Issuances

Company	Issue Date	Type	Amount (Millions)	Interest rate	Maturity
AVANGRID	4/9/2020	Unsecured Notes	$750	3.20%	2025
NYSEG (1)	5/1/2020	Pollution Control Bonds	$200	1.40% - 1.61%	2026 -2029
BGC	9/1/2020	Unsecured Notes	$25	3.68%	2050
NYSEG	9/25/2020	Unsecured Notes	$200	1.95%	2030
RG&E	11/23/2020	First Mortgage Bonds	$200	1.85%	2030
UI	12/1/2020	Unsecured Notes	$75	2.02%	2030
CMP	12/15/2020	First Mortgage Bonds	$50	1.87%	2030
CNG	12/15/2020	Unsecured Notes	$30	2.02%	2030
SCG	12/15/2020	First Mortgage Bonds	$50	1.87%	2030
(1) Non-cash remarketing of bonds to reset interest rates.

Long-term debt maturities, including sinking fund obligations, due over the next five years consist of:

2021	2022	2023	2024	2025	Total
(Millions)
$313	$363	$439	$612	$1,107	$2,834
We make certain standard covenants to lenders in our third-party debt agreements, including, in certain agreements, covenants regarding the ratio of indebtedness to total capitalization. A breach of any covenant in the existing credit facilities or the agreements governing our other indebtedness would result in an event of default. Certain events of default may trigger automatic acceleration. Other events of default may be remedied by the borrower within a specified period or waived by the lenders and, if not remedied or waived, give the lenders the right to accelerate. Neither we nor any of our subsidiaries were in breach of covenants or of any obligation that could trigger the early redemption of our debt as of both December 31, 2020 and 2019.
Fair Value of Debt
As of December 31, 2020 and 2019, the estimated fair value of long-term debt, including the Iberdrola Loan, was $12,166 million and $8,168 million, respectively. The estimated fair value was determined, in most cases, by discounting the future cash flows at market interest rates. The interest rate curve used to make these calculations takes into account the risks associated with the electricity industry and the credit ratings of the borrowers in each case. The fair value of debt is considered Level 2 within the fair value hierarchy.
Short-term Debt
AVANGRID has a commercial paper program with a limit of $2 billion which is backstopped by the AVANGRID credit facilities described below.
AVANGRID had $307 million and $560 million of notes payable as of December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, the balance consisted of $309 million and $562 million, respectively, of commercial paper, presented net of discounts on the balance sheet. As of December 31, 2020 and 2019, the weighted-average interest rate on outstanding commercial paper was 0.32% and 2.07%, respectively.
AVANGRID Credit Facility
AVANGRID and its subsidiaries, NYSEG, RG&E, CMP, UI, CNG, SCG and BGC have a revolving credit facility with a syndicate of banks, or the AVANGRID Credit Facility, that provides for maximum borrowings of up to $2,500 million in the aggregate.
Under the terms of the AVANGRID Credit Facility, each joint borrower has a maximum borrowing entitlement, or sublimit, which can be periodically adjusted to address specific short-term capital funding needs, subject to the maximum limit contained in the agreement. On June 29, 2020, we entered into an amendment to the AVANGRID Credit Facility, which reduced AVANGRID's maximum sublimit from $2,000 million to $1,500 million and added minimum sublimits for each joint borrower other than AVANGRID. Under the AVANGRID Credit Facility, each of the borrowers pays an annual facility fee that is dependent on their credit rating. As of December 31, 2020, the facility fees ranged from 10.0 to 17.5 basis points. The AVANGRID Credit Facility matures on June 29, 2024.
2020 Credit Facility
On June 29, 2020, we entered into a revolving credit agreement with several lenders (the 2020 Credit Facility), that provides maximum borrowings up to $500 million. We pay an annual facility fee, which ranges from 15 to 30 basis points, dependent on AVANGRID’s credit rating. As of December 31, 2020, the facility fee is 20 basis points. The 2020 Credit Facility matures on June 28, 2021. We have the right to extend, and the banks are obligated to extend, the commitments and loans outstanding under the facility for one year at a cost of 75 basis points. We may also request an extension of the facility for one year, which the banks may grant at their discretion for a fee that will be determined at the time of the request. As of December 31, 2020, there were no borrowings outstanding under this credit facility.
Since our credit facilities are also a backstop to the AVANGRID commercial paper program, the amount available under the facilities as of December 31, 2020 and December 31, 2019 was $2,691 million and $1,938 million, respectively.
Iberdrola Group Credit Facility
AVANGRID has a credit facility with Iberdrola Financiacion, S.A.U., a company of the Iberdrola Group. The facility has a limit of $500 million and matures on June 18, 2023. AVANGRID pays a facility fee of 10.5 basis points annually on the facility. As of both December 31, 2020 and 2019, there was no outstanding amount under this credit facility.

Note 11. Fair Value of Financial Instruments and Fair Value Measurements
We determine the fair value of our derivative assets and liabilities and non-current equity investments associated with Networks’ activities utilizing market approach valuation techniques:
•Our equity and other investments consist of Rabbi Trusts for deferred compensation plans and a supplemental retirement benefit life insurance trust. The Rabbi Trusts primarily include equity securities, fixed income and money market funds. We measure the fair value of our Rabbi Trust portfolio using observable, unadjusted quoted market prices in active markets for identical assets and include the measurements in Level 1. We measure the fair value of the supplemental retirement benefit life insurance trust based on quoted prices in the active markets for the various funds within which the assets are held and include the measurement in Level 2.
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
The carrying amounts for cash and cash equivalents, the short-term investment from the proceeds of the Iberdrola Loan, restricted cash, accounts receivable, accounts payable, notes payable, lease obligations and interest accrued approximate their estimated fair values and are considered Level 1.
Restricted cash was $4 million and $6 million as of December 31, 2020 and 2019, respectively and is included in “Other Assets” on our consolidated balance sheets.

The financial instruments measured at fair value as of December 31, 2020 and 2019 consisted of:

As of December 31, 2020	Level 1	Level 2	Level 3	Netting	Total
(Millions)
Equity and other investments with readily determinable fair values	$49	$14	$—	$—	$63
Derivative assets
Derivative financial instruments - power	$5	$31	$105	$(54)	$87
Derivative financial instruments - gas	—	24	19	(35)	8
Contracts for differences	—	—	2	—	2
Total	$5	$55	$126	$(89)	$97
Derivative liabilities
Derivative financial instruments - power	$(23)	$(31)	$(23)	$72	$(5)
Derivative financial instruments - gas	(1)	(9)	(2)	9	(3)
Contracts for differences	—	—	(88)	—	(88)
Derivative financial instruments – Other	—	—	—	—	—
Total	$(24)	$(40)	$(113)	$81	$(96)

As of December 31, 2019	Level 1	Level 2	Level 3	Netting	Total
(Millions)
Equity and other investments with readily determinable fair values	$38	$13	$—	$—	$51
Derivative assets
Derivative financial instruments - power	$4	$23	$120	$(54)	$93
Derivative financial instruments - gas	—	40	31	(71)	—
Contracts for differences	—	—	2	—	2
Total	$4	$63	$153	$(125)	$95
Derivative liabilities
Derivative financial instruments - power	$(28)	$(43)	$(29)	$92	$(8)
Derivative financial instruments - gas	(4)	(26)	(5)	33	(2)
Contracts for differences	—	—	(94)	—	(94)
Derivative financial instruments – Other	—	(1)	—	—	(1)
Total	$(32)	$(70)	$(128)	$125	$(105)
The reconciliation of changes in the fair value of financial instruments based on Level 3 inputs for the years ended December 31, 2020, 2019 and 2018 consisted of:

(Millions)	2020	2019	2018
Fair value as of January 1,	$25	$(15)	$6
Gains for the year recognized in operating revenues	8	53	18
Losses for the year recognized in operating revenues	(2)	(2)	(9)
Total gains or losses for the period recognized in operating revenues	6	51	9
Gains recognized in OCI	1	2	—
Losses recognized in OCI	(3)	(3)	(5)
Total gains or losses recognized in OCI	(2)	(1)	(5)
Net change recognized in regulatory assets and liabilities	6	5	(5)
Purchases	(2)	(22)	(6)
Settlements	(15)	4	(10)
Transfers out of Level 3 (a)	(5)	3	(4)
Fair value as of December 31,	$13	$25	$(15)
Gains for the year included in operating revenues attributable to the change in unrealized gains relating to financial instruments still held at the reporting date	$6	$51	$9

(a)Transfers out of Level 3 were the result of increased observability of market data.
Level 3 Fair Value Measurement
The table below illustrates the significant sources of unobservable inputs used in the fair value measurement of our Level 3 derivatives and the variability in prices for those transactions classified as Level 3 derivatives as of December 31, 2020.

Index	Avg.	Max.	Min.
NYMEX ($/MMBtu)	$2.53	$3.47	$1.48
AECO ($/MMBtu)	$1.45	$3.24	$(0.17)
Ameren ($/MWh)	$26.12	$40.53	$14.73
COB ($/MWh)	$33.30	$95.00	$8.20
ComEd ($/MWh)	$24.10	$39.26	$12.65
ERCOT N hub ($/MWh)	$32.19	$196.95	$11.25
ERCOT S hub ($/MWh)	$32.55	$203.37	$11.41
Indiana hub ($/MWh)	$28.23	$43.58	$16.36
Mid C ($/MWh)	$29.76	$95.00	$4.00
Minn hub ($/MWh)	$22.82	$37.78	$11.52
NoIL hub ($/MWh)	$24.00	$39.01	$12.70
PJM W hub ($/MWh)	$28.46	$59.53	$14.28
Our Level 3 valuations primarily consist of NYMEX gas and fixed price power swaps with delivery periods extending through 2024 and 2032, respectively. The gas swaps are used to hedge merchant wind positions. The power swaps are used to hedge merchant wind production in the West and Midwest.
We considered the measurement uncertainty regarding the Level 3 gas and power positions to changes in the valuation inputs. Given the nature of the transactions in Level 3, the only material input to the valuation is the market price of gas or power for transactions with delivery periods exceeding two years. The fixed price power swaps are economic hedges of future power generation, with decreases in power prices resulting in unrealized gains and increases in power prices resulting in unrealized losses. The gas swaps are economic hedges of merchant generation, with decreases in gas prices resulting in unrealized gains and increases in gas prices resulting in unrealized losses. As all transactions are economic hedges of the underlying position, any changes in the fair value of these transactions will be offset by changes in the anticipated purchase/sales price of the underlying commodity.
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

Range at
Unobservable Input	December 31, 2020
Risk of non-performance	0.50% - 0.51%
Discount rate	0.17% - 0.36%
Forward pricing ($ per KW-month)	$2.00 - $5.30

Note 12. Derivative Instruments and Hedging
Our operating and financing activities are exposed to certain risks, which are managed by using derivative instruments. All derivative instruments are recognized as either assets or liabilities at fair value on our consolidated balance sheets in accordance with the accounting requirements concerning derivative instruments and hedging activities.
(a) Networks activities
The tables below present Networks' derivative positions as of December 31, 2020 and 2019, respectively, including those subject to master netting agreements and the location of the net derivative positions on our consolidated balance sheets:

As of December 31, 2020	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$3	$5	$3	$3
Derivative liabilities	(3)	(4)	(34)	(78)
	—	1	(31)	(75)
Designated as hedging instruments
Derivative assets	—	—	—	—
Derivative liabilities	—	—	(1)	—
	—	—	(1)	—
Total derivatives before offset of cash collateral	—	1	(32)	(75)
Cash collateral receivable	—	—	18	1
Total derivatives as presented in the balance sheet	$—	$1	$(14)	$(74)

As of December 31, 2019	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$1	$4	$1	$2
Derivative liabilities	(1)	(2)	(39)	(86)
	—	2	(38)	(84)
Designated as hedging instruments
Derivative assets	—	—	—	—
Derivative liabilities	—	—	(1)	(1)
	—	—	(1)	(1)
Total derivatives before offset of cash collateral	—	2	(39)	(85)
Cash collateral receivable	—	—	27	1
Total derivatives as presented in the balance sheet	$—	$2	$(12)	$(84)
The net notional volumes of the outstanding derivative instruments associated with Networks' activities as of December 31, 2020 and 2019, respectively, consisted of:

As of December 31,	2020	2019
(Millions)
Wholesale electricity purchase contracts (MWh)	5.6	5.1
Natural gas purchase contracts (Dth)	9.5	8.5
Fleet fuel purchase contracts (Gallons)	2.5	2.2
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
The amounts for electricity hedge contracts and natural gas hedge contracts recognized in regulatory liabilities and assets as of December 31, 2020 and 2019 and amounts reclassified from regulatory assets and liabilities into income for the years ended 2020, 2019 and 2018 are as follows:

(Millions)	Loss or Gain Recognized in Regulatory Assets/Liabilities		Location of Loss (Gain) Reclassified from Regulatory Assets/Liabilities into Income	Loss (Gain) Reclassified from Regulatory Assets/Liabilities into Income
As of				For the Year Ended December 31,
December 31, 2020	Electricity	Natural Gas	2020	Electricity	Natural Gas
Regulatory assets	$17	$1	Purchased power, natural gas and fuel used	$55	$4
Regulatory liabilities	$—	$—
December 31, 2019			2019
Regulatory assets	$24	$4	Purchased power, natural gas and fuel used	$25	$1
Regulatory liabilities	$—	$—
			2018
			Purchased power, natural gas and fuel used	$(10)	$(1)
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
PURA has determined that costs associated with these CfDs will be fully recoverable by UI and CL&P through electric rates, and UI has deferred recognition of costs (a regulatory asset) or obligations (a regulatory liability), including carrying costs. For those CfDs signed by CL&P, UI records its approximate 20% portion pursuant to the cost-sharing agreement noted above. As of December 31, 2020, UI has recorded a gross derivative asset of $2 million ($0 million of which is related to UI’s portion of the CfD signed by CL&P), a regulatory asset of $86 million, a gross derivative liability of $88 million ($85 million of which is related to UI’s portion of the CfD signed by CL&P) and a regulatory liability of $0. As of December 31, 2019, UI has recorded a gross derivative asset of $2 million ($0 million of which is related to UI’s portion of the CfD signed by CL&P), a regulatory asset of $92 million, a gross derivative liability of $94 million ($92 million of which is related to UI’s portion of the CfD signed by CL&P) and a regulatory liability of $0.
The unrealized gains and losses from fair value adjustments to these derivatives, which are recorded in regulatory assets, for the years ended December 31, 2020, 2019 and 2018, respectively, were as follows:

	Years Ended December 31,
	2020	2019	2018
(Millions)
Derivative Assets	$—	$(3)	$(6)
Derivative Liabilities	$6	$8	$1
Certain foreign currency exchange contracts are not designated as hedging instruments. For the year ended December 31, 2020, we recorded a gain of $4 million related to our foreign currency contracts not designated as hedging instruments, included in "Other income" in our condensed consolidated statements of income. No amounts were recorded for both the years ended December 31, 2019 and 2018.

Derivatives designated as hedging instruments
The effect of derivatives in cash flow hedging relationships on OCI and income for the years ended December 31, 2020, 2019 and 2018, respectively, consisted of:

Year Ended December 31,	(Loss) Gain Recognized in OCI on Derivatives (a)	Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2020
Interest rate contracts	$—	Interest expense	$4	$316
Commodity contracts	(1)	Purchased power, natural gas and fuel used	1	1,379
Foreign currency exchange contracts	1		—
Total	$—		$5
2019
Interest rate contracts	$—	Interest expense	$6	$310
Commodity contracts	—	Purchased power, natural gas and fuel used	1	1,509
Foreign currency exchange contracts	(1)		—
Total	$(1)		$7
2018
Interest rate contracts	$—	Interest expense	$8	$303
Commodity contracts	(1)	Purchased power, natural gas and fuel used	—	1,653
Total	$(1)		$8
(a)Changes in accumulated OCI are reported on a pre-tax basis.
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
The net loss in accumulated OCI related to previously settled forward starting swaps and accumulated amortization is $51 million and $55 million as of December 31, 2020 and 2019, respectively. We recorded $4 million, $6 million and $6 million in net derivative losses related to discontinued cash flow hedges during the years ended December 31, 2020, 2019 and 2018, respectively. We will amortize approximately $4 million of discontinued cash flow hedges in 2021.
Unrealized losses of $1 million on hedge derivatives are reported in OCI because the forecasted transaction is considered to be probable as of December 31, 2020. We expect that immaterial amounts of those losses will be reclassified into earnings within the next twelve months. The maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted fleet fuel transactions is twelve months.
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
The net notional volumes of outstanding derivative instruments associated with Renewables' activities as of December 31, 2020 and 2019, respectively, consisted of:

As of December 31,	2020	2019
(MWh/Dth in Millions)
Wholesale electricity purchase contracts	3	4
Wholesale electricity sales contracts	7	9
Natural gas and other fuel purchase contracts	24	29
Financial power contracts	12	10
Basis swaps - purchases	35	42
Basis swaps - sales	2	1
The fair values of derivative contracts associated with Renewables' activities as of December 31, 2020 and 2019, respectively, consisted of:

As of December 31,	2020	2019
(Millions)
Wholesale electricity purchase contracts	$4	$10
Wholesale electricity sales contracts	11	4
Natural gas and other fuel purchase contracts	—	(2)
Financial power contracts	66	73
Basis swaps - purchases	7	—
Total	$88	$85
The tables below present Renewables' derivative positions as of December 31, 2020 and 2019, respectively, including those subject to master netting agreements and the location of the net derivative position on our consolidated balance sheets:

As of December 31, 2020	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$47	$89	$2	$9
Derivative liabilities	(23)	(2)	(4)	(11)
	24	87	(2)	(2)
Designated as hedging instruments
Derivative assets	8	15	2	7
Derivative liabilities	(5)	(6)	(3)	(10)
	3	9	(1)	(3)
Total derivatives before offset of cash collateral	27	96	(3)	(5)
Cash collateral payable	(9)	(18)	—	—
Total derivatives as presented in the balance sheet	$18	$78	$(3)	$(5)

As of December 31, 2019	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$23	$110	$42	$13
Derivative liabilities	(1)	(7)	(48)	(18)
	22	103	(6)	(5)
Designated as hedging instruments
Derivative assets	—	18	5	4
Derivative liabilities	—	(9)	(13)	(6)
	—	9	(8)	(2)
Total derivatives before offset of cash collateral	22	112	(14)	(7)
Cash collateral (payable) receivable	(11)	(30)	7	6
Total derivatives as presented in the balance sheet	$11	$82	$(7)	$(1)
Derivatives not designated as hedging instruments
The effects of trading and non-trading derivatives associated with Renewables' activities for the year ended December 31, 2020, consisted of:

	Year Ended December 31, 2020
	Trading	Non-trading	Total amount per income statement
(Millions)
Operating Revenues
Wholesale electricity purchase contracts	$(1)	$—
Wholesale electricity sales contracts	(1)	6
Financial power contracts	2	—
Financial and natural gas contracts	—	(13)
Total loss included in operating revenues	$—	$(7)	$6,320

Purchased power, natural gas and fuel used
Wholesale electricity purchase contracts	$—	$(4)
Financial and natural gas contracts	—	6
Total gain included in purchased power, natural gas and fuel used	$—	$2	$1,379

Total Loss	$—	$(5)

	Year Ended December 31, 2019
	Trading	Non-trading	Total amount per income statement
(Millions)
Operating Revenues
Wholesale electricity purchase contracts	$(1)	$—
Wholesale electricity sales contracts	3	40
Financial power contracts	(3)	23
Financial and natural gas contracts	(1)	1
Total (loss) gain included in operating revenues	$(2)	$64	$6,336

Purchased power, natural gas and fuel used
Financial power contracts	—	(1)
Financial and natural gas contracts	—	15
Total gain included in purchased power, natural gas and fuel used	$—	$14	$1,509

Total (Loss) Gain	$(2)	$78
During September 2019, Renewables liquidated a portion of one of its wholesale electricity sales contracts and recorded a gain of $43 million for the year ended December 31, 2019.
The effects of trading and non-trading derivatives associated with Renewables activities for the years ended December 31, 2018 consisted of:

Years Ended December 31,	2018
(Millions)	Trading	Non-trading
Wholesale electricity purchase contracts	$4	$11
Wholesale electricity sales contracts	(2)	(15)
Financial power contracts	—	(19)
Financial and natural gas contracts	4	—
Total Gain (Loss)	$6	$(23)
Derivatives designated as hedging instruments
The effect of derivatives in cash flow hedging relationships on accumulated OCI and income for the years ended December 31, 2020, 2019 and 2018 consisted of:

Year Ended December 31,	Gain (Loss) Recognized in OCI on Derivatives (a)	Location of Loss (Gain) Reclassified from Accumulated OCI into Income	Loss (Gain) Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2020
Commodity contracts	$1	Operating revenues	$6	$6,320
2019
Commodity contracts	$(5)	Operating revenues	$3	$6,336
2018
Commodity contracts	$(11)	Operating revenues	$(22)	$6,477
(a)Changes in OCI are reported on a pre-tax basis.
Amounts are reclassified from accumulated OCI into income in the period during which the transaction being hedged affects earnings or when it becomes probable that a forecasted transaction being hedged would not occur. Notwithstanding future changes in prices, approximately $3 million of gain included in accumulated OCI at December 31, 2020 is expected to be reclassified into earnings within the next twelve months. We recorded immaterial amounts of net derivative losses related to discontinued cash flow hedges for the years ended December 31, 2020, 2019 and 2018.

(c) Interest rate contracts
AVANGRID uses financial derivative instruments from time to time to alter its fixed and floating rate debt balances or to hedge fixed rates in anticipation of future fixed rate issuances.
On January 31, 2020, AVANGRID entered into two treasury locks, with a total notional amount of $600 million, to hedge the issuance of forecasted fixed rate debt. The treasury locks were designated and qualified as cash flow hedges and were settled upon the second quarter debt issuance described in Note 10. The $27 million loss on the treasury locks is reported as a component of accumulated OCI and is being reclassified into earnings during the periods in which the related interest expense of the forecasted debt is incurred.
The net loss in accumulated OCI related to previously settled interest rate contracts is $57 million and $38 million as of December 31, 2020 and 2019, respectively. We amortized into income $8 million and $2 million of the loss related to the settled interest rate contracts for the years ended December 31, 2020 and December 31, 2019, respectively. We will amortize approximately $9 million of the net loss on the interest rate contracts during 2021.
The effect of derivatives in cash flow hedging relationships on accumulated OCI for the years ended December 31, 2020 and 2019, respectively, consisted of:

Years Ended December 31,	(Loss) Recognized in OCI on Derivatives (a)	Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2020
Interest rate contracts	$(27)	Interest expense	$8	$316
2019
Interest rate contracts	$(24)	Interest expense	$2	$310
2018
Interest rate contracts	$(16)	Interest expense	$—	$303
(a) Changes in OCI are reported on a pre-tax basis. The amounts in accumulated OCI is being reclassified into earnings over the underlying debt maturity periods which ends in 2025 and 2029.
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
The wholesale power supply agreements of UI contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit rating on senior debt were to fall below investment grade. If such an event had occurred as of December 31, 2020, UI would have had to post an aggregate of approximately $18 million in collateral.
We have various master netting arrangements in the form of multiple contracts with various single counterparties that are subject to contractual agreements that provide for the net settlement of all contracts through a single payment. Those arrangements reduce our exposure to a counterparty in the event of a default on or termination of any single contract. For financial statement presentation purposes, we offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim or the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. The amount of cash collateral under master netting arrangements that has not been offset against net derivative positions was $18 million and $21 million as of December 31, 2020 and 2019, respectively. Derivative instruments settlements and collateral payments are included throughout the "Changes in operating assets and liabilities" section of operating activities in the consolidated statements of cash flows.
Certain of our derivative instruments contain provisions that require us to maintain an investment grade credit rating on our debt from each of the major credit rating agencies. If our debt were to fall below investment grade, we would be in violation of those provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit risk related contingent features that are in a liability position as of December 31, 2020 is $18 million, for which we have posted collateral.

Note 13. Leases
We have operating leases for office buildings, facilities, vehicles and certain equipment. Our finance leases are primarily related to electric generation and certain buildings, vehicles and equipment. Certain of our lease agreements include rental payments adjusted periodically for inflation or are based on other periodic input measures. Our leases do not contain any material residual value guarantees or material restrictive covenants. Our leases have remaining lease terms of 1 year to 63 years, some of which may include options to extend the leases for up to 40 years, and some of which may include options to terminate. We consider extension or termination options in the lease term if it is reasonably certain we will exercise the option.
The components of lease cost for the years ended December 31, 2020 and 2019 were as follows:

For the Year Ended December 31,	2020	2019
(Millions)
Lease cost
Finance lease cost
Amortization of right-of-use assets	$17	$12
Interest on lease liabilities	4	3
Total finance lease cost	21	15
Operating lease cost	16	18
Short-term lease cost	3	5
Variable lease cost	—	2
Total lease cost	$40	$40
Balance sheet and other information for the years ended December 31, 2020 and 2019 was as follows:

As of December 31,	2020	2019
(Millions, except lease term and discount rate)
Operating Leases
Operating lease right-of-use assets	$153	$70

Operating lease liabilities, current	8	12
Operating lease liabilities, long-term	154	65
Total operating lease liabilities	$162	$77

Finance Leases
Other assets	$162	$133

Other current liabilities	8	9
Other non-current liabilities	91	54
Total finance lease liabilities	$99	$63

Weighted-average Remaining Lease Term (years)
Finance leases	8.12	7.59
Operating leases	21.38	12.98
Weighted-average Discount Rate
Finance leases	3.71%	5.35%
Operating leases	3.21%	3.62%

For the years ended December 31, 2020 and 2019, supplemental cash flow information related to leases was as follows:

For the Year Ended December 31,	2020	2019
(Millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13	$13
Operating cash flows from finance leases	$3	$3
Financing cash flows from finance leases	$9	$27

Right-of-use assets obtained in exchange for lease obligations:
Finance leases	$46	$1
Operating leases	$94	$3
As of December 31, 2020, maturities of lease liabilities were as follows:

	Finance Leases	Operating Leases
(Millions)
Year ending December 31,
2021	$10	$15
2022	5	15
2023	53	13
2024	23	10
2025	2	10
Thereafter	19	182
Total lease payments	112	245
Less: imputed interest	(13)	(83)
Total	$99	$162
Renewables has a sale-leaseback arrangement (as a seller-lessee) on a solar generation facility. The finance lease liability outstanding (including the current portion thereof) was $47 million and $50 million at December 31, 2020 and December 31, 2019, respectively. In 2013, Renewables sold the generation facility to a consortium of buyers (referred to as “Trusts”) and simultaneously entered into an agreement with the Trusts for the right to use the facility for up to 15 years with an early buyout option in year 10. The gain on the sale of the generation facility was deferred and is being amortized to depreciation expense over the 25-year life of the facility.
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
CMP and UI reserved for refunds for Complaints I, II and III consistent with the FERC’s March 3, 2015 decision in Complaint I. Refunds were provided to customers for Complaint I. The CMP and UI total reserve associated with Complaints II and III is $26 million and $7 million, respectively, as of December 31, 2020, which has not changed since December 31, 2019, except for the accrual of carrying costs. If adopted as final by the FERC, the impact of the initial decision by the FERC administrative law judge would be an additional aggregate reserve for Complaints II and III of $17 million, which is based upon currently available information for these proceedings.
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
On November 21, 2019, the FERC issued rulings on two complaints challenging the base return on equity for Midcontinent Independent System Operator, or MISO transmission owners. These rulings established a new zone of reasonableness based on equal weighting of the DCF and capital-asset pricing model for establishing the base return on equity. This resulted in a base return on equity of 9.88% as the midpoint of the zone of reasonableness. Various parties have requested rehearing of this decision, which was granted. On May 21, 2020, FERC issued a ruling, which, among other things, adjusted the methodology to determine the MISO transmission owners’ ROE, resulting in an increase in ROE from 9.88% to 10.02% by utilizing the risk premium model in addition to the DCF model and capital-asset pricing model under both prongs of Section 206 of the FPA, and calculated the zone of reasonableness into equal thirds rather than employing the quartile approach. We cannot predict the outcome of these proceedings, including the potential impact the MISO transmission owners' ROE proceeding may have in establishing a precedent for our pending four Complaints.
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
Gas Storage Indemnification Claims
On May 1, 2018, ARHI closed a transaction to sell our gas storage business to Amphora Gas Storage USA, LLC (Amphora). On October 30, 2019, ARHI received notice of a claim for indemnification from Amphora under the purchase agreement with respect to such sale in the amount of approximately $20 million related to, among other things, certain alleged violations of occupational, health and safety requirements, the condition and sufficiency of assets and a third party intellectual property infringement claim. In December 2020, ARHI and Amphora reached a settlement agreement to resolve the claim with ARHI paying Amphora $5 million and Amphora releasing ARHI and AVANGRID of all claims related to the 2018 sale of our gas business.
New York State Public Service Commission Show Cause Order Regarding Greenlight Pole Attachments
On November 20, 2020, the NYPSC issued an Order Instituting Proceeding and to Show Cause (the Show Cause Order) regarding alleged violations of the NYPSC’s 2004 Order Adopting Policy Statement on Pole Attachments, dated August 6, 2004 (the 2004 Pole Order) by RG&E, Greenlight Networks, Inc, (Greenlight), and Frontier Communications (Frontier). The alleged violations detailed in the Show Cause Order arise from Greenlight’s installation of unauthorized and substandard communications attachments throughout RG&E’s and Frontier’s service territories. The Show Cause Order directs RG&E to show cause within 30 days why the NYPSC should not pursue civil and/or administrative penalties or initiate a prudency proceeding or civil action for injunctive relief for more than 11,000 alleged violations of the 2004 Pole Order. Under NY Public Service Law Section 25-a, each alleged violation carries a potential penalty of up to $100,000 where it can be shown that the violator failed to “reasonably comply” with a statute or NYPSC order.
RG&E, Greenlight and Frontier filed respective notices to initiate settlement negotiations with respect to the alleged violations and to extend the deadline for filing a response to the Show Cause Order. The NYPSC granted the extension requests initiating settlement discussions. We cannot predict the outcome of this matter.
Power, Gas and Other Arrangements
Power and Gas Supply Arrangements – Networks
NYSEG and RG&E are the providers of last resort for customers. As a result, the companies buy physical energy and capacity from the NYISO. In accordance with the NYPSC's February 26, 2008 Order, NYSEG and RG&E are required to hedge on behalf of non-demand billed customers. The physical electric capacity purchases we make from parties other than the NYISO are to comply with the hedge requirement for electric capacity. The companies enter into financial swaps to comply with the hedge requirement for physical electric energy purchases. Other purchases, from some Independent Power Producers (IPPs) and the New York Power Authority, are from contracts entered into many years ago when the companies made purchases under contract as part of their supply portfolio to meet their load requirement. More recent IPP purchases are required to comply with the companies’ Public Utility Regulatory Policies Act (PURPA) purchase obligation.
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
Other arrangements include contractual obligations for property, plant and equipment, material and services on order but not yet delivered at December 31, 2020.

Power, Gas and Other Arrangements – Renewables
Gas purchase commitments consist of firm transport capacity to fuel the Cogen and Peaking gas generators. Power purchase commitments include the following: (i) a 55 MW Biomass PPA for 12 years (one year remaining) with a guaranteed output of 34.4 MW flat and a schedule of fixed price rates depending on season and time of day, (ii) long-term firm transmission agreements with fixed monthly capacity payments that allow the delivery of electricity from wind and thermal generation sources to various customers and (iii) a 95.6 MW (average) three-year purchase of hydro capacity and energy to provide balancing services to the NW wind assets that has monthly fixed payments (beginning in 2019 and expiring in 2021) and (iv) a five-year purchase of 52 MW (average) hydro capacity and energy to provide balancing services to the NW wind assets that has monthly fixed payments (beginning in 2019 and expiring in 2023). Power sales commitments include: (i) a 55 MW Biomass off-take agreement for 12 years (one year remaining) with guaranteed annual production of 34.4 MW flat with a schedule of fixed price rates depending on season and time of day, (ii) a retail renewable power sales agreement for 12 MW (average) expiring in 2026, (iii) fixed price, fixed volume power sales off the Klamath Cogen facility, (iv) a seasonal tolling arrangement off the Klamath peaking facility with fixed capacity charges through 2024; (v) fixed price, fixed volume renewable energy credit sales off merchant wind facilities, (vi) sales of merchant wind farm capacity to various ISOs and sales of ancillary services (e.g., regulation and frequency response, generator imbalance, etc.) to third parties from Renewables’ Balancing Authority.
In June 2020, Renewables entered into a Payment In Lieu of Taxes (PILOT) agreement related to two of its projects with Torrance County, New Mexico. The agreement requires PILOT payments to Torrance County through 2049. No payments are due until 2021.
Renewables also has easement contracts which are included in the table below.
Forward purchases and sales commitments under power, gas and other arrangements as of December 31, 2020 consisted of:

Year	Purchases	Sales
	(Millions)
2021	$889	$178
2022	135	103
2023	74	68
2024	48	41
2025	45	32
Thereafter	934	54
Totals	$2,125	$476
Guarantee Commitments to Third Parties
As of December 31, 2020, we had approximately $678 million of standby letters of credit, surety bonds, guarantees and indemnifications outstanding, including approximately $88 million related to Vineyard Wind. These instruments provide financial assurance to the business and trading partners of AVANGRID and its subsidiaries in their normal course of business. The instruments only represent liabilities if AVANGRID or its subsidiaries fail to deliver on contractual obligations. We therefore believe it is unlikely that any material liabilities associated with these instruments will be incurred and, accordingly, as of December 31, 2020, neither we nor our subsidiaries have any liabilities recorded for these instruments.
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

We have recorded an estimated liability of $6 million related to twelve of the twenty-six sites. We have paid remediation costs related to the remaining fourteen sites and do not expect to incur additional liabilities. Additionally, we have recorded an estimated liability of $9 million related to another twelve sites where we believe it is probable that we will incur remediation and/or monitoring costs, although we have not been notified that we are among the potentially responsible parties or that we are regulated under State Resource Conservation and Recovery Act programs. It is possible the ultimate cost to remediate these sites may be significantly more than the accrued amount. Our estimate for costs to remediate these sites ranges from $13 million to $21 million as of December 31, 2020. Factors affecting the estimated remediation amount include the remedial action plan selected, the extent of site contamination and the allocation of the clean-up costs.
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
Our estimate for all costs related to investigation and remediation of the fifty-three sites ranges from $177 million to $294 million as of December 31, 2020. Our estimate could change materially based on facts and circumstances derived from site investigations, changes in required remedial actions, changes in technology relating to remedial alternatives and changes to current laws and regulations.
Certain of our Connecticut and Massachusetts regulated gas companies own or have previously owned properties where MGPs had historically operated. MGP operations have led to contamination of soil and groundwater with petroleum hydrocarbons, benzene and metals, among other things, at these properties, the regulation and cleanup of which is regulated by the federal Resource Conservation and Recovery Act as well as other federal and state statutes and regulations. Each of the companies has or had an ownership interest in one or more such properties contaminated as a result of MGP-related activities. Under the existing regulations, the cleanup of such sites requires state and at times, federal, regulators’ involvement and approval before cleanup can commence. In certain cases, such contamination has been evaluated, characterized and remediated. In other cases, the sites have been evaluated and characterized, but not yet remediated. Finally, at some of these sites, the scope of the contamination has not yet been fully characterized; no liability was recorded related to these sites as of December 31, 2020 and no amount of loss, if any, can be reasonably estimated at this time. In the past, the companies have received approval for the recovery of MGP-related remediation expenses from customers through rates and will seek recovery in rates for ongoing MGP-related remediation expenses for all of their MGP sites.
As of December 31, 2020 and 2019, the liability associated with our MGP sites in Connecticut was $96 million and $97 million, respectively, the remediation costs of which could be significant and will be subject to a review by PURA as to whether these costs are recoverable in rates.
Our total recorded liability to investigate and perform remediation at all known inactive MGP sites discussed above and other sites was $300 million and $349 million as of December 31, 2020 and 2019, respectively. We recorded a corresponding regulatory asset, net of insurance recoveries and the amount collected from FirstEnergy, as described below, because we expect to recover the net costs in rates. Our environmental liability accruals are recorded on an undiscounted basis and are expected to be paid through the year 2056.
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
FirstEnergy remains liable for a substantial share of clean up expenses at nine MGP sites. Based on current projections, FirstEnergy’s share is estimated at approximately $19 million. This amount is being treated as a contingent asset and has not been recorded as either a receivable or a decrease to the environmental provision. Any recovery will be flowed through to NYSEG customers.
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
In December 2013, Evergreen Power and Asnat filed a subsequent lawsuit related to the English Station site. On April 16, 2018, the plaintiffs filed a revised complaint alleging fraud and unjust enrichment against UIL and UI and adding former UIL officers as named defendants alleging fraud. On February 21, 2019, the court granted our Motion to Strike with respect to all counts except for the count against UI for unjust enrichment. The counts stricken include all counts against the individual defendants as well as against UIL. The plaintiffs have appealed the court's decision to strike and oral arguments have taken place. We cannot predict the outcome of this matter.
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
As of December 31, 2020 and 2019, the amount reserved for this matter was $22 million and $16 million, respectively. We cannot predict the outcome of this matter.
On April 24, 2020, ACV Environmental Services Company (ACV) filed a lawsuit in Connecticut Superior Court against UI arising out of a contract dispute for services rendered by ACV in the demolition of the Station B at the English Station site. The complaint seeks damages in the amount of $5 million on claims of breach of contract, breach of the covenant of good faith and fair dealing, quantum merit, and unjust enrichment. The claims arise from the alleged non-payment of certain change order requests. The parties have agreed to attempt to mediate this matter during the first half of 2021. We cannot predict the outcome of this matter.
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
On December 20, 2019, the Setting Every Community up for Retirement Enhancement Act of 2019, was signed into law that extended the PTC and ITC options for wind facilities to 60% of the full credit for facilities commencing construction in 2020, leaving in place phased down credits for projects commencing in years prior to 2020.
The 2020 Consolidated Appropriations Act provides extensions to renewable income tax incentives. Onshore and offshore wind projects may now claim a 60% PTC for projects commencing construction in 2020 and 2021. In addition, offshore wind may now elect to claim a 30% ITC for projects commencing construction through 2025. Onshore wind can claim an 18% ITC for projects commencing construction in 2020 or 2021, with no ITC thereafter.
Solar projects commencing construction before 2020 may claim a 30% ITC. Solar projects that commence construction from 2020-2022 may claim a 26% ITC, projects commencing construction in 2023 may claim a 22% ITC and projects commencing thereafter may claim a 10% ITC. The ITC statutes require solar projects be completed by the end of 2025 in order to claim the applicable ITCs.
The Internal Revenue Service (IRS) provided continuity safe harbor guidance that requires renewable projects to be completed within four years of the year construction commences. Any projects that do not meet this requirement will fall outside of the safe harbor and be subject to IRS scrutiny with regard to the date construction commenced. In 2020, the IRS allowed projects beginning construction in 2016 or 2017 an additional year (five years total) to complete construction. In late December 2020, the IRS issued a notice giving onshore wind projects on federal lands, with transmission permit requirements, and offshore wind projects 10 years to complete construction.
During 2020, we received orders to begin returning to customer both protected and unprotected excess ADIT from the 2017 Tax Act. Such amounts are subject to terms of the various state regulators in which we do business while meeting the requirements of normalization for both ARAM and RSG methodologies. We have accounted for those jurisdictions which have issued orders to unit operations. However, not all unit operations have been issued orders as of 2020.
Current and deferred taxes charged to expense for the years ended December 31, 2020, 2019 and 2018 consisted of:

Years Ended December 31,	2020	2019	2018
(Millions)
Current
Federal	$3	$11	$17
State	9	(6)	2
Current taxes charged to expense	12	5	19
Deferred
Federal	67	164	231
State	38	58	(13)
Deferred taxes charged to expense	105	222	218
Production tax credits	(87)	(57)	(68)
Investment tax credits	(1)	(1)	(2)
Total Income Tax Expense	$29	$169	$167
The differences between tax expense per the statements of income and tax expense at the 21% statutory federal tax rate for the years ended December 31, 2020, 2019 and 2018 consisted of:

Years Ended December 31,	2020	2019	2018
(Millions)
Tax expense at federal statutory rate	$119	$170	$159
Depreciation and amortization not normalized	(13)	(23)	(5)
Investment tax credit amortization	(1)	(1)	(2)
Tax return related adjustments	1	(2)	(6)
Production tax credits	(87)	(57)	(68)
Tax equity financing arrangements	1	8	—
Federal tax rate impact on held for sale classification	—	—	21
State tax expense (benefit), net of federal benefit	37	41	(9)
Excess ADIT amortization	(42)	—	—
Tax Act - remeasurement	—	—	46
Other, net	14	33	31
Total Income Tax Expense	$29	$169	$167

Deferred tax assets and liabilities as of December 31, 2020 and 2019 consisted of:

As of December 31,	2020	2019
(Millions)
Deferred Income Tax Liabilities (Assets)
Property related	$4,147	$4,007
Unfunded future income taxes	100	101
Federal and state tax credits	(731)	(632)
Federal and state NOL’s	(1,047)	(981)
Joint ventures/partnerships	167	136
Nontaxable grant revenue	(311)	(335)
Pension and other post-retirement benefits	22	43
Tax Act - tax on regulatory remeasurement	(382)	(409)
Valuation allowance	81	48
Other	(127)	(141)
Deferred Income Tax Liabilities	$1,919	$1,837

Deferred tax assets	$2,598	$2,498
Deferred tax liabilities	4,517	4,335
Net Accumulated Deferred Income Tax Liabilities	$1,919	$1,837
As of December 31, 2020, we had gross federal tax net operating losses of $3.8 billion, federal PTCs and ITCs, federal R&D tax credits and other federal credits of $695 million, state tax effected net operating losses of $324 million in several jurisdictions and miscellaneous state tax credits of $142 million available to carry forward and reduce future income tax liabilities. For federal purposes, we recognized a valuation allowance of $16 million, and for state purposes, we recognized a valuation allowance of $65 million. The federal net operating losses begin to expire in 2028, while the federal tax credits begin to expire in 2023. The more significant state net operating losses begin to expire in 2021.
Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that all or a portion of a tax benefit will not be realized. The valuation allowance for deferred tax assets as of December 31, 2020 and 2019 was $81 million and $48 million, respectively. Valuation allowances have been established on various federal tax credits, state net operating losses and state tax credit carryforwards. The Company has recorded a federal valuation allowance on its federal tax credit carryforwards of $16 million and has recorded a state valuation allowance on its state net operating losses and state tax credit carryforwards of $65 million. The $33 million increase in valuation allowance from 2019 to 2020 includes an increase of $12 million for additional valuation allowance on Federal tax credit carryforwards and an increase of $21 million on state net operating losses and state tax credits.
The reconciliation of unrecognized income tax benefits for the years ended December 31, 2020, 2019 and 2018 consisted of:

Years ended December 31,	2020	2019	2018
(Millions)
Beginning Balance	$148	$153	$45
Increases for tax positions related to prior years	11	14	111
Increases for tax positions related to current year	—	16	—
Decreases for tax positions related to prior years	(32)	(18)	(3)
Reduction for tax position related to settlements with taxing authorities	—	(17)	—
Ending Balance	$127	$148	$153
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
Accruals for interest and penalties on tax reserves were immaterial for the years ended December 31, 2020, 2019 and 2018. If recognized, $107 million of the total gross unrecognized tax benefits would affect the effective tax rate.

It is estimated that no unrecognized tax benefits are anticipated to result in a net increase or decrease within twelve months of December 31, 2020.
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
As of December 31, 2020, UIL is subject to audit of its federal tax return for years 2014 through its short period 2015. UIL's short period ending in 2015 is open and subject to Connecticut audit.
Note 17. Post-retirement and Similar Obligations
AVANGRID and its subsidiaries sponsor a number of retirement benefit plans. The plans include qualified defined benefit pension plans, supplemental non-qualified pension plans, defined contribution plans and other postretirement benefit plans for eligible employees and retirees. Eligibility and benefits vary depending on each plan's design. For example, certain benefits are based on years of service and final average compensation while others may use a cash balance formula that calculates benefits using a percentage of annual compensation.
Qualified Retirement Benefit Plans
As of December 31, 2020 and 2019, our obligations and funded status consisted of:

	Pension Benefits		Postretirement Benefits
As of December 31,	2020	2019	2020	2019
(Millions)
Change in benefit obligation
Benefit Obligation as of January 1,	$3,669	$3,374	$439	$425
Service cost	47	41	3	3
Interest cost	107	130	13	16
Plan amendments	7	(2)	—	—
Actuarial loss	236	347	29	26
Curtailments	(21)	—	—	—
Benefits paid	(226)	(221)	(32)	(31)
Benefit Obligation as of December 31,	3,819	3,669	452	439
Change in plan assets
Fair Value of Plan Assets as of January 1,	2,848	2,544	155	148
Actual return on plan assets	388	460	26	22
Employer contributions	84	65	18	16
Curtailments	(2)	—	—	—
Benefits paid	(226)	(221)	(32)	(31)
Fair Value of Plan Assets as of December 31,	3,092	2,848	167	155
Funded Status as of December 31,	$(727)	$(821)	$(285)	$(284)

During 2020, the pension benefit obligation had an actuarial loss of $236 million, primarily due to a $276 million loss from decreases in discount rates. The only significant plan change in 2020 was an agreement to freeze the UI union pension plan. There were no significant gains or losses relating to the postretirement benefit obligations.
During 2019, the pension benefit obligation had an actuarial loss of $347 million, primarily due to a $384 million loss from decreases in discount rates. There were no significant plan design changes in 2019. There were no significant gains or losses relating to the postretirement benefit obligations.
As of December 31, 2020 and 2019, funded status amounts recognized on our consolidated balance sheets consisted of:

	Pension Benefits		Postretirement Benefits
As of December 31,	2020	2019	2020	2019
(Millions)
Current liabilities	$—	$—	$(5)	$(5)
Non-current liabilities	(727)	(821)	(280)	(279)
Total	$(727)	$(821)	$(285)	$(284)
We have determined that Networks’ regulated operating companies are allowed to defer as regulatory assets or regulatory liabilities items that would have otherwise been recorded in accumulated OCI pursuant to the accounting requirements concerning defined benefit pension and other postretirement plans.
Amounts recognized as a component of regulatory assets or regulatory liabilities for Networks for the years ended December 31, 2020 and 2019 consisted of:

	Pension Benefits		Postretirement Benefits
Years Ended December 31,	2020	2019	2020	2019
(Millions)
Net loss	$610	$706	$14	$13
Prior service cost (credit)	$10	$4	$(8)	$(21)
Amounts recognized in OCI for ARHI for the years ended December 31, 2020 and 2019, consisted of:

	Pension Benefits		Postretirement Benefits
Years Ended December 31,	2020	2019	2020	2019
(Millions)
Net loss (gain)	$21	$23	$(7)	$(8)
Our accumulated benefit obligation (ABO) for all qualified defined benefit pension plans was $3,629 million and $3,451 million as of December 31, 2020 and 2019, respectively.
As of December 31, 2020 and 2019, the projected benefit obligation (PBO) and the ABO exceeded the fair value of pension plan assets for all of our qualified plans, and the aggregate PBO and ABO and the fair value of plan assets for our underfunded qualified plans consisted of:

	PBO in excess of plan assets
As of December 31,	2020	2019
(Millions)
Projected benefit obligation	$3,819	$3,669
Fair value of plan assets	$3,092	$2,848

	ABO in excess of plan assets
As of December 31,	2020	2019
(Millions)
Accumulated benefit obligation	$3,629	$3,451
Fair value of plan assets	$3,092	$2,848
As of December 31, 2020 and 2019, the accumulated postretirement benefits obligation for all qualified plans exceeded the fair value of plan assets.

Components of Networks’ net periodic benefit cost and other changes in plan assets and benefit obligations recognized in income and regulatory assets and liabilities for the years ended December 31, 2020, 2019 and 2018 consisted of:

	Pension Benefits			Postretirement Benefits
For the years ended December 31,	2020	2019	2018	2020	2019	2018
(Millions)
Net Periodic Benefit Cost:
Service cost	$46	$41	$44	$3	$3	$4
Interest cost	106	128	126	13	16	18
Expected return on plan assets	(198)	(190)	(199)	(8)	(7)	(8)
Amortization of prior service cost (benefit)	1	(1)	1	(9)	(10)	(9)
Amortization of net loss	124	113	149	2	1	6
Net Periodic Benefit Cost	79	91	121	1	3	11
Other changes in plan assets and benefit obligations recognized in regulatory assets and regulatory liabilities:
Curtailments	(18)	—	—	—	—	—
Net loss (gain)	46	80	175	11	13	(37)
Amortization of net loss	(124)	(113)	(149)	(2)	(1)	(6)
Current year prior service cost (credit)	7	(2)	—	—	—	(3)
Amortization of prior service (cost) benefit	(1)	1	(1)	9	10	9
Total Other Changes	(90)	(34)	25	18	22	(37)
Total Recognized	$(11)	$57	$146	$19	$25	$(26)
Components of ARHI’s net periodic benefit cost and other changes in plan assets and benefit obligations recognized in income and OCI for the years ended December 31, 2020, 2019 and 2018 consisted of:

	Pension Benefits			Postretirement Benefits
For the years ended December 31,	2020	2019	2018	2020	2019	2018
(Millions)
Net Periodic Benefit Cost:
Service cost	$1	$1	$—	$—	$—	$—
Interest cost	1	2	2	—	—	1
Expected return on plan assets	(2)	(2)	(2)	—	—	—
Amortization of net loss (gain)	2	1	1	(1)	(1)	—
Settlement charge	1	—	1	—	—	—
Net Periodic Benefit Cost	3	2	2	(1)	(1)	1
Other Changes in plan assets and benefit obligations recognized in OCI:
Net loss (gain)	1	—	1	—	—	(3)
Amortization of net (loss) gain	(2)	(1)	(1)	1	1	—
Amortization of prior service cost	—	—	—	—	(2)	—
Total Other Changes	(1)	(1)	—	1	(1)	(3)
Total Recognized	$2	$1	$2	$—	$(2)	$(2)
The net periodic benefit cost for postretirement benefits represents the amount expensed for providing health care benefits to retirees and their eligible dependents. We include the service cost component in other operating expenses net of capitalized portion and include the components of net periodic benefit cost other than the service cost component in other expense.

The weighted-average assumptions used to determine our benefit obligations as of December 31, 2020 and 2019 consisted of:

	Pension Benefits		Postretirement Benefits
As of December 31,	2020	2019	2020	2019
Discount rate	2.34%	3.01%	2.19%	2.99%
Rate of compensation increase	3.52%	3.66%	3.50%	3.48%
Interest crediting rate	2.87%	2.87%	N/A	N/A
The discount rate is the rate at which the benefit obligations could presently be effectively settled. We determined the discount rates by developing yield curves derived from a portfolio of high grade noncallable bonds with yields that closely match the duration of the expected cash flows of our benefit obligations.
The weighted-average assumptions used to determine our net periodic benefit cost for the years ended December 31, 2020, 2019 and 2018 consisted of:

	Pension Benefits			Postretirement Benefits
Years Ended December 31,	2020	2019	2018	2020	2019	2018
Discount rate	3.01%	3.98%	3.68%	2.99%	3.97%	3.67%
Expected long-term return on plan assets	7.30%	7.30%	7.30%	5.09%	5.08%	5.08%
Rate of compensation increase	3.66%	3.79%	3.85%	3.48%	3.50%	3.50%
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
Assumed health care cost trend rates used to determine benefit obligations as of December 31, 2020 and 2019 consisted of:

As of December 31,	2020	2019
Health care cost trend rate assumed for next year	5.25%/7.25%	6.75%/7.75%
Rate to which cost trend rate is assumed to decline (ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2029 / 2025	2029 / 2027
Contributions
We make annual contributions in accordance with our funding policy of not less than the minimum amounts as required by applicable regulations. We expect to contribute $75 million and $17 million, respectively, to our pension and other postretirement benefit plans during 2021.
Estimated Future Benefit Payments
Expected benefit payments as of December 31, 2020 consisted of:

(Millions)	Pension Benefits	Postretirement Benefits
2021	$211	$31
2022	$224	$30
2023	$217	$29
2024	$219	$29
2025	$474	$49
2026 - 2030	$765	$100
Non-Qualified Retirement Benefit Plans
We also sponsor various unfunded pension plans for certain current employees, former employees and former directors. The total liability for these plans, which is included in Other current and Other non-current liabilities on our consolidated balance sheets, was $59 million and $56 million at December 31, 2020 and 2019, respectively.

Plan Assets
Our pension benefits plan assets are consolidated in one master trust. A consolidated trust provides for a uniform investment manager lineup and an efficient, cost effective means of allocating expenses and investment performance to each plan. Our primary investment objective is to ensure that current and future benefit obligations are adequately funded and with volatility commensurate with our risk tolerance. Preservation of capital and achievement of sufficient total return to fund accrued and future benefits obligations are of highest concern. Our primary means for achieving capital preservation is through diversification of the trusts’ investments while avoiding significant concentrations of risk in any one area of the securities markets. Further diversification is achieved within each asset group through utilizing multiple asset managers and systematic allocation to various asset classes and providing broad exposure to different segments of the equity, fixed income and alternative investment markets.
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
The fair values of pension benefits plan assets, by asset category, as of December 31, 2020, consisted of:

As of December 31, 2020		Fair Value Measurements
(Millions)	Total	Level 1	Level 2	Level 3
Asset Category
Cash and cash equivalents	$120	$—	$120	$—
U.S. government securities	177	177	—	—
Common stocks	107	107	—	—
Registered investment companies	301	301	—	—
Corporate bonds	710	—	710	—
Preferred stocks	1	1	—	—
Common collective trusts	1,018	—	1,018	—
Other, principally annuity, fixed income	50	6	44	—
	$2,484	$592	$1,892	$—
Other investments measured at net asset value	608
Total	$3,092
The fair values of pension benefits plan assets, by asset category, as of December 31, 2019, consisted of:

As of December 31, 2019		Fair Value Measurements
(Millions)	Total	Level 1	Level 2	Level 3
Asset Category
Cash and cash equivalents	$42	$—	$42	$—
U.S. government securities	87	87	—	—
Registered investment companies	464	464	—	—
Corporate bonds	458	—	458	—
Preferred stocks	1	1	—	—
Common collective trusts	572	—	572	—
Other, principally annuity, fixed income	84	—	84	—
	$1,708	$552	$1,156	$—
Other investments measured at net asset value	1,140
Total	$2,848

Valuation Techniques
We value our pension benefits plan assets as follows:
•Cash and cash equivalents – Level 1: at cost, plus accrued interest, which approximates fair value. Level 2: proprietary cash associated with other investments, based on yields currently available on comparable securities of issuers with similar credit ratings.
•U.S. government securities – at the closing price reported in the active market in which the security is traded.
•Common stocks – at the closing price reported in the active market in which the individual investment is traded.
•Corporate bonds – based on yields currently available on comparable securities of issuers with similar credit ratings.
•Preferred stocks – at the closing price reported in the active market in which the individual investment is traded.
•Common collective trusts/Registered investment companies – Level 1: at the closing price reported in the active market in which the individual investment is traded. Level 2 - the fair value is primarily derived from the quoted prices in active markets of the underlying securities. Because the fund shares are offered to a limited group of investors, they are not considered to be traded in an active market.
•Other investments, principally annuity and fixed income – based on yields currently available on comparable securities of issuers with similar credit ratings.
•Other investments measured at net asset value (NAV) – fund shares offered to a limited group of investors and alternative investments, such as private equity and real estate oriented investments, partnership/joint ventures and hedge funds are valued using the NAV as a practical expedient.
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
The fair values of other postretirement benefits plan assets, by asset category, as of December 31, 2020 consisted of:

As of December 31, 2020		Fair Value Measurements
(Millions)	Total	Level 1	Level 2	Level 3
Asset Category
Cash and cash equivalents	$6	$—	$6	$—
U.S. government securities	1	1	—	—
Registered investment companies	141	141	—	—
Corporate bonds	3	—	3	—
Common collective trusts	4	—	4	—
Other, principally annuity, fixed income	9	—	9	—
	$164	$142	$22	$—
Other investments measured at net asset value	3
Total	$167

The fair values of other postretirement benefits plan assets, by asset category, as of December 31, 2019 consisted of:

As of December 31, 2019		Fair Value Measurements
(Millions)	Total	Level 1	Level 2	Level 3
Asset Category
Cash and cash equivalents	$31	$—	$31	$—
Common stocks	16	16	—	—
Registered investment companies	98	98	—	—
Corporate bonds	2	—	2	—
Other, principally annuity, fixed income	8	—	8	—
Total	$155	$114	$41	$—
Valuation Techniques
We value our postretirement benefits plan assets as follows:
•Cash and cash equivalents – Level 1: at cost, plus accrued interest, which approximates fair value. Level 2: proprietary cash associated with other investments, based on yields currently available on comparable securities of issuers with similar credit ratings.
•U.S. government securities – at the closing price reported in the active market in which the security is traded.
•Common stocks and registered investment companies – at the closing price reported in the active market in which the individual investment is traded.
•Corporate bonds – based on yields currently available on comparable securities of issuers with similar credit ratings.
•Common collective trusts – the fair value is primarily derived from the quoted prices in active markets of the underlying securities. Because the fund shares are offered to a limited group of investors, they are not considered to be traded in an active market.
•Other investments, principally annuity and fixed income – based on yields currently available on comparable securities of issuers with similar credit ratings.
•Other investments measured at net asset value (NAV) – fund shares offered to a limited group of investors and alternative investments, such as private equity and real estate oriented investments, partnership/joint ventures and hedge funds are valued using the NAV as a practical expedient.
Pension and postretirement benefit plan equity securities did not include any Iberdrola common stock as of both December 31, 2020 and 2019.
Defined contribution plans
We also have defined contribution plans defined as 401(k)s for all eligible AVANGRID employees. There are various match formulas depending on years of service, age and pension plan closure/freeze date. For the years ended December 31, 2020, 2019 and 2018, the annual contributions we made to these plans was $49 million, $40 million and $37 million, respectively.
Note 18. Equity
As of December 31, 2020 and 2019, we had 413,782 and 485,810 shares of common stock held in trust, respectively, and no convertible preferred shares outstanding. During the years ended December 31, 2020 and 2019, we issued 42,777 and 0 shares of common stock, respectively, and released 72,028 and 0 shares of common stock held in trust, respectively, each having a par value of $0.01. During January 2021, we released 292,594 shares of common stock held in trust.
We maintain a repurchase agreement with J.P. Morgan Securities, LLC. (JPM), pursuant to which JPM will, from time to time, acquire, on behalf of AVANGRID, shares of common stock of AVANGRID. The purpose of the stock repurchase program is to allow AVANGRID to maintain Iberdrola's relative ownership percentage at 81.5%. The stock repurchase program may be suspended or discontinued at any time upon notice. In May 2020, 42,777 shares were repurchased pursuant to the stock repurchase program. As of December 31, 2020, a total of 303,835 shares have been repurchased in the open market, all of which are included as AVANGRID treasury shares. As of December 31, 2020, the total cost of all repurchases, including commissions, was $14 million.

Accumulated OCI (Loss)
Accumulated OCI (Loss) for the years ended December 31, 2020, 2019 and 2018 consisted of:

Accumulated Other Comprehensive Income (Loss)	As of December 31, 2017	Adoption of new accounting standard	2018 Change	As of December 31, 2018	Adoption of new accounting standard	2019 Change	As of December 31, 2019	2020 Change	As of December 31, 2020
(Millions)
Change in revaluation of defined benefit plans, net of income tax expense (benefit) of $1 for 2018, $0 for 2019 and $0 for 2020	$(14)	$—	$3	$(11)	$(2)	$1	$(12)	$—	$(12)
Loss (gain) for nonqualified pension plans, net of income tax expense (benefit) of $0 for 2018, $(1) for 2019 and $3 for 2020	(6)	(1)	1	(6)	—	(1)	(7)	(13)	(20)
Unrealized (loss) gain on derivatives qualifying as cash flow hedges:
Unrealized loss during period on derivatives qualifying as cash flow hedges, net of income tax expense (benefit) of $(7) for 2018, $(9) for 2019 and $(7) for 2020	30	—	(21)	9	—	(22)	(13)	(22)	(35)
Reclassification to net income of losses (gains) on cash flow hedges, net of income tax expense (benefit) of $(7) for 2018, $3 for 2019 and $2 for 2020 (a)	(56)	—	(8)	(64)	(10)	11	(63)	19	(44)
Loss on derivatives qualifying as cash flow hedges	(26)	—	(29)	(55)	(10)	(11)	(76)	(3)	(79)
Accumulated Other Comprehensive Loss	$(46)	$(1)	$(25)	$(72)	$(12)	$(11)	$(95)	$(16)	$(111)
(a)Reclassification is reflected in the operating expenses and interest expense, net of capitalization line items in our consolidated statements of income.
Note 19. Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to AVANGRID by the weighted-average number of shares of our common stock outstanding.
The calculations of basic and diluted earnings per share attributable to AVANGRID for the years ended December 31, 2020, 2019 and 2018, respectively, consisted of:

Years Ended December 31,	2020	2019	2018
(Millions, except for number of shares and per share data)
Numerator:
Net income attributable to AVANGRID	$581	$667	$587
Denominator:
Weighted average number of shares outstanding - basic	309,494,939	309,491,082	309,503,319
Weighted average number of shares outstanding - diluted	309,559,387	309,514,910	309,712,628
Earnings per share attributable to AVANGRID
Earnings Per Common Share, Basic	$1.88	$2.16	$1.90
Earnings Per Common Share, Diluted	$1.88	$2.16	$1.89

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
On March 2, 2020, we closed on two TEF agreements, receiving $237 million from two tax equity investors related to two wind farms that reached commercial operation. On May 8, 2020, we closed on a TEF agreement, receiving $70 million from the same tax equity investors related to a wind farm that reached commercial operation. The three wind farms are part of a portfolio of companies called Aeolus Wind Power VII, LLC (Aeolus VII). On February 5, 2021, we closed on the final TEF agreement for Aeolus VII in a non-cash transaction. The four Aeolus VII wind farms total 688 MW of wind power.
As of December 31, 2020, the assets and liabilities of the VIEs totaled approximately $1,713 million and $107 million, respectively. As of December 31, 2019, the assets and liabilities of VIEs totaled approximately $806 million and $29 million, respectively. At both December 31, 2020 and 2019, the assets and liabilities of the VIEs consisted primarily of property, plant and equipment.
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
At December 31, 2020, El Cabo Wind, LLC (El Cabo), Patriot Wind Farm LLC (Patriot) and Aeolus VII are our consolidated VIEs.
Our El Cabo, Patriot and Aeolus VII interests are not subject to any rights of investors that may restrict our ability to access or use the assets or to settle any existing liabilities associated with the interests.
See Note 22 - Equity Method Investments for information on our VIE we do not consolidate.
Note 21. Grants, Government Incentives and Deferred Income
The changes in deferred income as of December 31, 2020 and 2019 consisted of:

(Millions)	Government grants	Other deferred income	Total
As of December 31, 2018	$1,367	$18	$1,385
Disposals	(3)	—	(3)
Derecognition due to sale (a)	(38)	—	(38)
Recognized in income	(68)	(2)	(70)
As of December 31, 2019	1,258	16	1,274
Disposals	(2)	—	(2)
Recognized in income	(66)	(2)	(68)
As of December 31, 2020	$1,190	$14	$1,204

(a)Grants no longer controlled by us due to the 2019 sale of a 50% interest in the Poseidon projects. See Note 22 for further information.
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
We are required to comply with certain terms and conditions applicable to each grant and, if a disqualifying event should occur as specified in the grant’s terms and conditions, we are required to repay the grant funds to the DOT. We believe we are in compliance with each grant’s terms and conditions as of December 31, 2020 and 2019.
Note 22. Equity Method Investments
On December 16, 2020, Renewables sold an 85% ownership interest in a wind farm located in South Dakota (Tatanka) to WEC Infrastructure involving total consideration of $238 million, excluding closing costs, and recognized a gain of $12 million, net of tax. The pre-tax gain of $16 million is included in "Other income (expense)" in our consolidated statements of income. Our retained investment in Tatanka of $24 million was valued based on an enterprise value of $298 million and applying an effective percentage of economic benefits retained of 7.97%, which was derived from a DCF model similar to the model used for Goodwill as described in Note 7. The net gain includes $4 million related to the remeasurement of our retained investment in Tatanka. The transaction was accounted for as a sale of assets and resulted in a loss of control. The retained 15% ownership interest is accounted for as an equity method investment. As of December 31, 2020, the carrying value of our Tatanka investment was $24 million.
On December 13, 2019, Renewables transferred a 50% ownership interest in a wind farm and a solar project located in Arizona (Poseidon) to Axium involving total consideration of $112 million, excluding closing costs, and recognized a gain of $96 million, net of tax. The pre-tax gain of $134 million is included in "Other income (expense)" in our consolidated statements of income. The net gain includes $50 million related to the remeasurement of our retained investment in Poseidon which was valued based on the consideration received in the transaction. The transaction was accounted for as the sale of a business and resulted in a loss of control. The retained 50% ownership interest is accounted for as an equity method investment. As of December 31, 2020 and 2019, the carrying value of our Poseidon investment was $104 million and $111 million, respectively.
In December 2018, Renewables sold 80% of our wholly owned subsidiary, Coyote Ridge Wind, LLC (Coyote Ridge), including substantially all of the related tax benefits, to WEC Infrastructure in exchange for $144 million of total proceeds with $84 million received in 2019 to complete the transaction. We recorded a gain of $4 million and $10 million from this transaction in “Other expense" in our consolidated statements of income for the years ended December 31, 2019 and 2018, respectively. We account for the remaining 20% membership interest under the equity method of accounting. As of December 31, 2020 and 2019, the carrying amount of our Coyote Ridge investment was $16 million and $14 million, respectively.
Renewables has two 50-50 joint ventures with Horizon Wind Energy, LLC, which own and operate the Flat Rock Windpower LLC (Flat Rock I) and the Flat Rock Wind Power II LLC (Flat Rock II) wind farms located in upstate New York. Flat Rock I has a 231 MW capacity and Flat Rock II has a 91 MW capacity. We account for the Flat Rock joint ventures under the equity method of accounting. As of December 31, 2020 and 2019, the carrying amount of Flat Rock I was $98 million and $105 million, respectively, and Flat Rock II was $47 million and $49 million, respectively.
Renewables holds a 50% voting interest in Vineyard Wind, LLC (Vineyard Wind), a joint venture with Copenhagen Infrastructure Partners (CIP). Vineyard Wind has acquired two easements from the U.S. Bureau of Ocean Energy Management (BOEM) containing the rights to develop offshore wind generation. In total, the two lease areas have the potential to generate up to 5,000 MW of renewable energy. The first easement area is 166,886 acres located southeast of Martha's Vineyard. In 2018, Vineyard Wind was selected by the Massachusetts Electric Distribution Companies (EDCs) to construct and operate Vineyard Wind’s proposed 800 MW wind farm and electricity transmission project pursuant to the Massachusetts Green Communities Act Section 83C RFP for offshore wind energy projects. In December 2019, DEEP selected Vineyard Wind to provide 804 MW of offshore wind through the development of its Park City Wind Project. Pursuant to a joint bidding agreement between Renewables and CIP, CIP held a right to sell all or a portion of its 50% ownership interest to Renewables, subject to certain conditions, which expired on September 30, 2020.

During 2019, Vineyard Wind acquired a second offshore easement contract from BOEM. Renewables initially contributed $100 million to Vineyard Wind to acquire the easement contract, which was proportionally more than CIP's contribution. Pursuant to a joint bidding agreement between Renewables and CIP, CIP had the option to reimburse Renewables an amount, plus interest, to restore its 50% interest in the easement contract. In December 2020, CIP exercised this option and will reimburse Renewables $33 million, plus interest.
As of December 31, 2020, under the provisions of the LLC agreement, Renewables has contributed $252 million to Vineyard Wind, net of reimbursement by CIP. We expect to provide additional capital contributions.
In October 2020, Vineyard Wind submitted an offshore wind solicitation to NYSERDA. Renewables and CIP entered into a joint bidding agreement pursuant to which, subject to the satisfaction of certain conditions, CIP may exercise an option to effectuate a series of transactions that include the sale of its ownership interest in the Liberty Wind and Park City Wind Projects to Renewables and the purchase of Renewables’ residual ownership interest in certain lease areas that have not been awarded an offtake agreement as of the date of the exercise of such option by CIP. On January 14, 2021, the options held by CIP related to Liberty Wind expired as the project was not selected by NYSERDA.
Vineyard Wind is considered a VIE because it cannot finance its activities without additional support from its owners or third-parties. Renewables is not the primary beneficiary since it does not have a controlling interest in Vineyard Wind, and therefore we do not consolidate Vineyard Wind. As of December 31, 2020 and 2019, the carrying amount of Renewables' investment in Vineyard Wind was $245 million and $227 million, respectively.
Networks is a party to a 50-50 joint venture with Clearway Energy, Inc. in GenConn, which operates two peaking generation plants in Connecticut. The investment in GenConn is accounted for as an equity investment. As of December 31, 2020 and 2019, the carrying value of our GenConn investment was $104 million and $113 million, respectively.
Networks holds an approximate 20% ownership interest in New York TransCo. Through New York TransCo, Networks has formed a partnership with Central Hudson Gas and Electric Corporation, Consolidated Edison, Inc., National Grid, plc and Orange and Rockland Utilities, Inc. to develop a portfolio of interconnected transmission lines and substations to fulfill the objectives of the New York energy highway initiative, which is a proposal to install up to 3,200 MW of new electric generation and transmission capacity in order to deliver more power generated from upstate New York power plants to downstate New York. On April 8, 2019, New York Transco was selected as the developer for Segment B of the AC Transmission Public Policy Project by the NYISO. The selected project, New York Energy Solution (NYES), replaces nearly 80-year old transmission assets located in the upper to mid-Hudson Valley with streamlined, modernized technology, to enable surplus clean energy resources in upstate New York and help achieve the State’s energy goals. The total project cost is $600 million plus interconnection costs. NYSEG’s contribution as 20% co-owner is $120 million. New York Transco is subject to regulatory approval of its rates, terms and conditions with the FERC. As of December 31, 2020 and 2019, the amount receivable from New York TransCo was $0 and $1 million, respectively. The investment in New York TransCo is accounted for as an equity investment. As of December 31, 2020 and 2019, the carrying value of our New York TransCo investment was $30 million and $26 million, respectively.
None of our joint ventures have any contingent liabilities or capital commitments. Distributions received from equity method investments amounted to $22 million, $17 million and $18 million for the years ended December 31, 2020, 2019 and 2018 respectively, which are reflected as either distributions of earnings or as returns of capital in the operating and investing sections of the consolidated statements of cash flows, respectively. In addition, during the years ended December 31, 2020 and 2019, we received $14 million and $9 million of distributions in RECs from our equity method investments. As of December 31, 2020, there was an immaterial amount of undistributed earnings from our equity method investments. Capitalized interest costs related to equity method investments were $8 million and $7 million for the years ended December 31, 2020 and 2019, respectively.
Note 23. Other Financial Statements Items
Loss from assets held for sale
In connection with the 2018 sale of our gas trading and storage businesses, we recorded a loss from held for sale measurement of $16 million for the year ended December 31, 2018, which is included in “Loss from assets held for sale” in our consolidated statements of income.

Other income (expense)
Other income (expense) for the years ended December 31, 2020, 2019 and 2018 consisted of:

Years ended December 31,	2020	2019	2018
(Millions)
Gain on sale of assets (a)	$20	$148	$10
Allowance for funds used during construction	56	46	30
Carrying costs on regulatory assets	28	21	21
Non-service component of net periodic benefit cost	(62)	(79)	(128)
Other	(24)	(15)	1
Total Other Income (Expense)	$18	$121	$(66)
(a) 2020 includes a $16 million gain from the Tatanka sale, 2019 includes a $134 million gain from the Poseidon sale and 2018 includes a $10 million gain from the Coyote Ridge sale (see Note 22).
Accounts receivable and unbilled revenues, net
Accounts receivable and unbilled revenues, net as of December 31, 2020 and 2019 consisted of:

As of December 31,	2020	2019
(Millions)
Trade receivables and unbilled revenues	$1,295	$1,151
Allowance for credit losses	(108)	(69)
Total Accounts receivable and unbilled revenues, net	$1,187	$1,082
The change in the allowance for credit losses as of December 31, 2020 and 2019 consisted of:

(Millions)
As of December 31, 2017	$64
Current period provision	74
Write-off as uncollectible	(76)
As of December 31, 2018	$62
Current period provision	92
Write-off as uncollectible	(85)
As of December 31, 2019	$69
Current period provision	83
Write-off as uncollectible	(44)
As of December 31, 2020	$108
DPA receivable balances were $78 million and $65 million as of December 31, 2020 and 2019, respectively.
Prepayments and Other Current Assets
Prepayments and other current assets as of December 31, 2020 and 2019 consisted of:

As of December 31,	2020	2019
(Millions)
Prepaid other taxes	$135	$123
Short-term investment (a)	300	—
Broker margin and collateral accounts	30	33
Other pledged deposits	2	3
Prepaid expenses	41	34
Other	17	6
Total	$525	$199

(a) Short-term investment from proceeds of the Iberdrola Loan.
Other current liabilities
Other current liabilities as of December 31, 2020 and 2019 consisted of:

As of December 31,	2020	2019
(Millions)
Advances received	$141	$143
Accrued salaries	109	89
Short-term environmental provisions	49	40
Collateral deposits received	42	44
Pension and other postretirement	5	5
Finance leases	8	9
Other	14	6
Total	$368	$336
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
The chief operating decision maker evaluates segment performance based on segment adjusted net income defined as net income adjusted to exclude restructuring charges, mark-to-market earnings from changes in the fair value of derivative instruments, loss from held for sale measurement, accelerated depreciation derived from repowering of wind farms, impact of the Tax Act, costs incurred related to the PNMR Merger, costs incurred in connection with the COVID-19 pandemic and adjustments for the non-core Gas storage business.
Products and services are sold between reportable segments and affiliate companies at cost. Segment income, expense and assets presented in the accompanying tables include all intercompany transactions that are eliminated in our consolidated financial statements. Refer to Note 4 - Revenue for more detailed information on revenue by segment.
The segment information as of and for the years ended December 31, 2019 and 2018 has been revised consistent with the immaterial corrections to prior periods disclosed in Note 2, including a correction of $24 million of income tax expense at the Renewables segment for the year ended December 31, 2019 from the as reported amount of $4 million.

Segment information as of and for the year ended December 31, 2020 consisted of:

For the year ended December 31, 2020	Networks	Renewables	Other(a)	AVANGRID Consolidated
(Millions)
Revenue - external	$5,187	$1,132	$1	$6,320
Revenue - intersegment	1	—	(1)	—
Depreciation and amortization	592	394	1	987
Operating income	877	(16)	8	869
Earnings (losses) from equity method investments	10	(13)	—	(3)
Interest expense, net of capitalization	234	7	75	316
Income tax expense (benefit)	120	(80)	(11)	29
Capital expenditures	1,838	943	—	2,781
Adjusted net income	568	115	(58)	625
As of December 31, 2020
Property, plant and equipment	17,079	9,662	10	26,751
Equity method investments	134	534	—	668
Total assets	$24,592	$12,867	$364	$37,823
(a)Includes Corporate and intersegment eliminations.
Segment information as of and for the year ended December 31, 2019 consisted of:

For the year ended December 31, 2019	Networks	Renewables	Other(a)	AVANGRID Consolidated
(Millions)
Revenue - external	$5,150	$1,184	$2	$6,336
Revenue - intersegment	14	—	(14)	—
Depreciation and amortization	549	383	1	933
Operating income	890	93	15	998
Earnings (losses) from equity method investments	11	(8)	—	3
Interest expense, net of capitalization	269	14	27	310
Income tax expense (benefit)	152	28	(11)	169
Capital expenditures	1,610	1,122	3	2,735
Adjusted net income	465	193	(17)	640
As of December 31, 2019
Property, plant and equipment	15,829	9,357	10	25,196
Equity method investments	139	506	—	645
Total assets	$23,239	$13,152	$(1,997)	$34,394
(a)Includes Corporate and intersegment eliminations.

Segment information for the year ended December 31, 2018 consisted of:

For the year ended December 31, 2018	Networks	Renewables	Other (a)	AVANGRID Consolidated
(Millions)
Revenue - external	$5,304	$1,136	$37	$6,477
Revenue - intersegment	6	2	(8)	—
Loss from assets held for sale	—	—	16	16
Depreciation and amortization	503	352	—	855
Operating income	968	132	16	1,116
Earnings (losses) from equity method investments	13	(3)	—	10
Interest expense, net of capitalization	260	33	10	303
Income tax expense (benefit)	167	(32)	32	167
Capital expenditures	1,370	407	—	1,777
Adjusted net income	$481	$182	$13	$676
(a)Includes Corporate, Gas and intersegment eliminations.
Reconciliation of Adjusted Net Income to Net Income attributable to AVANGRID for the years ended December 31, 2020, 2019 and 2018 is as follows:

Years Ended December 31,	2020	2019	2018
(Millions)
Adjusted Net Income Attributable to Avangrid, Inc.	$625	$640	$676
Adjustments:
Restructuring charges (1)	(6)	(6)	(4)
Mark-to-market adjustments - Renewables (2)	(5)	76	(25)
Loss from held for sale measurement (3)	—	—	(16)
Impact of the Tax Act (4)	—	—	(46)
Accelerated depreciation from repowering (5)	(9)	(33)	(3)
Impact of COVID-19 (6)	(29)	—	—
Merger costs (7)	(6)	—	—
Legal settlement - Gas storage (8)	(5)	—	—
Income tax impact of adjustments	16	(10)	(6)
Gas Storage, net of tax (8)	—	—	11
Net Income Attributable to Avangrid, Inc.	$581	$667	$587
(1)Restructuring and severance related charges relate to costs resulted from restructuring actions involving initial targeted voluntary workforce reductions and related costs in our plan to vacate a lease, predominantly within the Networks segment and costs to implement an initiative to mitigate costs and achieve sustainable growth (See Note 27 - Restructuring and Severance Related Expenses – for further details).
(2)Mark-to-market earnings relates to earnings impacts from changes in the fair value of Renewables' derivative instruments associated with electricity and natural gas.
(3)Represents loss from measurement of assets and liabilities held for sale in connection with the committed plan to sell the gas trading and storage businesses.
(4)Represents the impact from measurement of deferred income tax balances as a result of the Tax Act enacted by the U.S. federal government on December 22, 2017.
(5)Represents the amount of accelerated depreciation derived from repowering wind farms in Renewables.
(6)Represents costs incurred in connection with the COVID-19 pandemic.
(7)Pre-merger costs incurred.
(8)Removal of the impact from Gas activity in the reconciliation to AVANGRID Net Income.
Note 25. Related Party Transactions
We engage in related party transactions that are generally billed at cost and in accordance with applicable state and federal commission regulations.

Related party transactions for the years ended December 31, 2020, 2019 and 2018, respectively, consisted of:

Years Ended December 31,	2020		2019		2018
(Millions)	Sales To	Purchases From	Sales To	Purchases From	Sales To	Purchases From
Iberdrola, S.A.	$1	$(43)	$1	$(42)	$1	$(38)
Iberdrola Renovables Energia, S.L.	$—	$(9)	$—	$(9)	$—	$(14)
Iberdrola Financiación, S.A.	$—	$(7)	$—	$(3)	$—	$(3)
Vineyard Wind	$9	$—	$13	$—	$3	$—
Iberdrola Solutions	$2	$—	$1	$—	$—	$—
Iberdrola Energia Monterrey, S.A. de C.V.	$—	$—	$—	$—	$3	$—
Iberdrola Canada Energy Services, Ltd	$—	$—	$—	$—	$—	$(5)
Other	$—	$—	$1	$(3)	$2	$(5)
In addition to the statements of income items above, we made purchases of turbines for wind farms from Siemens-Gamesa, in which Iberdrola had an 8.1% ownership interest until Iberdrola sold its interest in February 2020. After the sale, the turbine purchases are no longer considered related party transactions. The amounts capitalized for transactions while Siemens-Gamesa was considered a related party were $11 million and $18 million for the years ended December 31, 2020 and 2019, respectively.
Related party balances as of December 31, 2020 and 2019, respectively, consisted of:

As of December 31,	2020		2019
(Millions)	Owed By	Owed To	Owed By	Owed To
Iberdrola, S.A.	$2	$(43)	$1	$(42)
Iberdrola Financiacion	$—	$(6)	$—	$(3)
Siemens-Gamesa (a)	$—	$—	$—	$(18)
Vineyard Wind	$4	$—	$5	$—
Iberdrola Solutions	$5	$—	$—	$—
Other	$1	$(1)	$4	$(1)
(a) After Iberdrola's sale of its interest of Siemens-Gamesa in February 2020, transactions with Siemens-Gamesa are no longer considered related party.
Transactions with Iberdrola, our majority shareholder, relate predominantly to the provision and allocation of corporate services and management fees. All costs that can be specifically allocated, to the extent possible, are charged directly to the company receiving such services. In situations when Iberdrola corporate services are provided to two or more companies of AVANGRID, any costs remaining after direct charges are allocated using agreed upon cost allocation methods designed to allocate such costs. We believe that the allocation method used is reasonable. See Note 10 for a discussion of the Iberdrola Loan.
AVANGRID manages its overall liquidity position as part of the Iberdrola Group and is a party to a liquidity agreement with a financial institution, along with certain members of the Iberdrola Group. Cash surpluses remaining after meeting the liquidity requirements of AVANGRID and its subsidiaries may be deposited at the financial institution. Deposits, or credit balances, serve as collateral against the debit balances of other parties to the liquidity agreement. The balance at December 31, 2020 and 2019 was $0 and $150 million, respectively.
AVANGRID has a credit facility with Iberdrola Financiacion, S.A.U., a company of the Iberdrola Group. The facility has a limit of $500 million and matures on June 18, 2023. AVANGRID pays a facility fee of 10.5 basis points annually on the facility. As of both December 31, 2020 and 2019, there were no amounts outstanding under this credit facility.
We have a bi-lateral demand note agreement with Iberdrola Solutions, LLC, which had a notes receivable balance of $5 million and $0 for the years ended December 31, 2020 and 2019, respectively. Renewables has financial forward power contracts with Iberdrola Solutions to hedge Renewables merchant wind exposure in Texas.
See Note 22 - Equity Method Investments for information on transactions with our equity method investees.
There have been no guarantees provided or received for any related party receivables or payables. These balances are unsecured and are typically settled in cash. Interest is not charged on regular business transactions but is charged on outstanding loan balances. There have been no impairments or provisions made against any affiliated balances.

Note 26. Stock-Based Compensation
The Avangrid, Inc. Amended and Restated Omnibus Incentive Plan (the Plan) provides for, among other things, the issuance of performance stock units (PSUs), restricted stock units (RSUs) and phantom share units (Phantom Shares). As of December 31, 2020, the total number of shares authorized for stock-based compensation plans was 2,500,000.
Performance Stock Units
During 2016, 1,298,683 performance stock units (PSUs) were granted to certain officers and employees of AVANGRID. In 2017, 2018 and 2019, an additional 85,759, 75,350 and 3,881 PSUs, respectively, were granted to officers and employees of AVANGRID under the Plan with achievement measured based on certain performance and market-based metrics for the 2016 to 2019 time period.
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
In February 2020, a total number of 208,268 PSUs, before applicable taxes, were approved as earned by participants based on achievement of certain performance metrics related to the 2016 through 2019 plan and are payable in three equal installments, net of applicable taxes, in 2020, 2021 and 2022. The remaining unvested PSUs were forfeited. In May 2020, 42,777 shares of common stock were issued to settle the first installment payment and 2,605 PSUs were forfeited from the originally approved total number of PSUs.
Restricted Stock Units
In June and October 2018, pursuant to the Avangrid, Inc. Omnibus Incentive Plan two restricted stock units (RSUs) awards of 60,000 and 8,000 RSUs, respectively, were granted to certain officers of AVANGRID. The RSUs vest in full in one installment in June and December 2020, respectively for each award, provided that the grantee remains continuously employed with AVANGRID through the applicable date. The fair value on the grant date was determined based on a price of $50.40 per share for the June 2018 awards and $47.59 per share for the October 2018 awards. In June 2020, 60,000 RSU's, plus dividend equivalents accrued through the vesting period, were settled for $3 million in cash.
In August 2020, 5,000 RSUs were granted to an officer of AVANGRID. The RSUs vest in three equal installments in 2021, 2022 and 2023, provided that the grantee remains continuously employed with AVANGRID through the applicable vesting dates. The fair value on the grant date was determined based on a price of $48.99 per share.
Phantom Share Units
On March 18, 2020, 167,060 Phantom Shares were granted to certain AVANGRID executives and employees. These awards will vest in three equal installments in 2020, 2021 and 2022 and will be settled in a cash amount equal to the number of Phantom Shares multiplied by the closing share price of AVANGRID’s common stock on the respective vesting dates, subject to continued employment. The liability of these awards is measured based on the closing share price of AVANGRID’s common stock at each reporting date until the date of settlement. In June 2020, $2 million was paid to settle the first installment under this plan. As of December 31, 2020, the total liability is $2 million, which is included in other current and non-current liabilities.
The total stock-based compensation expense, which is included in "Operations and maintenance" of our consolidated statements of income for the years ended December 31, 2020, 2019 and 2018 was $14 million, $3 million and $2 million, respectively. The total income tax benefits recognized for stock-based compensation arrangements for each of the years ended December 31, 2020, 2019 and 2018, were $4 million, $1 million and $1 million, respectively.

A summary of the status of the AVANGRID's nonvested PSUs and RSUs as of December 31, 2020, and changes during the fiscal year ended December 31, 2020, is presented below:

	Number of PSUs and RSUs	Weighted Average Grant Date Fair Value
Nonvested Balance – December 31, 2019	1,274,280	$32.83
Granted	6,691	$49.20
Forfeited	(997,088)	$31.80
Vested	(141,716)	$41.44
Nonvested Balance – December 31, 2020	142,167	$32.42
As of December 31, 2020, total unrecognized costs for non-vested PSUs, RSUs and Phantom Shares was $3 million. The weighted-average period over which the PSU, RSU and Phantom Shares costs will be recognized is approximately 2 years.
The weighted-average grant date fair value of RSUs granted during the year was $49.20 per share for the year ended December 31, 2020.
Note 27. Restructuring and Severance Related Expenses
In 2017, we announced initial targeted voluntary workforce reductions predominantly within the Networks segment. Those actions primarily included: reducing our workforce through voluntary programs in various areas to better align our people resources with business demands and priorities; reorganizing our human resources function to substantially consolidate in Connecticut, as well as related costs to vacate a lease and relocate employees; and reducing our information technology workforce to make increasing use of external services for operations, support and development of systems. In 2019, we announced changes across the Company aimed to mitigate costs and deliver sustainable growth, including outsourcing and insourcing of certain areas of the Company and technology initiatives that help improve efficiency and reduce costs. For the years ended December 31, 2020, 2019 and 2018, those decisions and transactions resulted in restructuring charges of $2 million, $4 million and $3 million, respectively, for severance expenses, which are included in “Operations and maintenance” in the consolidated statements of income. "Depreciation and amortization" in our consolidated statements of income includes $4 million and $2 million, respectively, for the years ended December 31, 2020 and 2019 for restructuring activities. For the year ended December 31, 2020, the severance and lease restructuring charges reserves, which are recorded in “Other current liabilities” and “Other liabilities”, consisted of:

For the Year Ended December 31,	2020
(Millions)
Beginning Balance	$5
Restructuring and severance related expenses	2
Payments	(4)
Ending Balance	$3
Note 28. Subsequent events
Beatrice Corwin Living Irrevocable Trust, by and through Its Authorized Trustee, Robert Corwin v. Iberdrola, S.A., et. al.
On January 8, 2021, the Beatrice Corwin Living Irrevocable Trust, by and through its Authorized Trustee, Robert Corwin filed a complaint in the Supreme Court of the State of New York Westchester County against Iberdrola and the members of the Company’s Board of Directors, as defendants, and the Company, as a nominal defendant with respect to certain counts contained in the complaint. The complaint alleges certain violations of fiduciary duties by Iberdrola and the members of the Company’s Board of Directors related to the existence of certain pre-emptive rights provided to Iberdrola in the Shareholder Agreement between the Company and Iberdrola, dated December 16, 2015, and the binding nature of such rights. We cannot predict the outcome of this matter.
On February 15, 2021, 1,181,031 PSUs were granted to certain officers and employees of AVANGRID pursuant to the Plan with achievement measured based on certain performance and market-based metrics for the 2021 to 2022 performance period. The PSUs will payable in three equal installments, net of applicable taxes, in 2023, 2024 and 2025.
On February 16, 2021, the board of directors of AVANGRID declared a quarterly dividend of $0.44 per share on its common stock. This dividend is payable on April 1, 2021 to shareholders of record at the close of business on March 5, 2021.

Schedule I –Financial Statements of Parent
AVANGRID, INC. (PARENT)
CONDENSED FINANCIAL INFORMATION OF PARENT
STATEMENTS OF INCOME
FOR THE YEARS ENDED December 31, 2020, 2019 AND 2018

Years Ended December 31,	2020	2019	2018
(Millions)
Operating Revenues	$—	$—	$—
Operating Expenses
Operating expense	10	3	3
Taxes other than income taxes	(11)	(12)	(11)
Total Operating Expenses	(1)	(9)	(8)
Operating Income	1	9	8
Other Income
Other income	35	59	48
Equity earnings of subsidiaries	641	678	596
Interest expense	(109)	(93)	(56)
Income Before Income Tax	568	653	596
Income tax (benefit) expense	(13)	(14)	9
Net Income	$581	$667	$587
See accompanying notes to Schedule I.

Schedule I –Financial Statements of Parent
AVANGRID, INC. (PARENT)
CONDENSED FINANCIAL INFORMATION OF PARENT
STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED December 31, 2020, 2019, AND 2018

Years Ended December 31,	2020	2019	2018
(Millions)
Net Income	$581	$667	$587
Other comprehensive loss of subsidiaries	(16)	(11)	(25)
Comprehensive Income	$565	$656	$562
See accompanying notes to Schedule I.

Schedule I –Financial Statements of Parent
AVANGRID, INC. (PARENT)
CONDENSED FINANCIAL INFORMATION OF PARENT
BALANCE SHEETS
AS OF December 31, 2020 AND 2019

As of December 31,	2020	2019
(Millions)
Assets
Current Assets
Cash and cash equivalents	$1,438	$146
Accounts receivable from subsidiaries	124	22
Notes receivable from subsidiaries	1,489	2,529
Prepayments and other current assets	357	—
Total current assets	3,408	2,697
Investments in subsidiaries	18,356	16,812
Other assets
Deferred income taxes	388	374
Other	3	3
Total other assets	391	377
Total Assets	$22,155	$19,886
Liabilities
Current Liabilities
Current portion of debt	$—	$456
Notes payable	308	561
Notes payable to subsidiaries	1,375	1,674
Accounts payable and accrued liabilities	12	2
Accounts payable to subsidiaries	9	7
Interest accrued	9	10
Interest accrued subsidiaries	10	18
Dividends payable	136	136
Taxes accrued	—	24
Total current liabilities	1,859	2,888
Non-current debt	2,087	1,808
Non-current debt with affiliate	3,000	—
Total Liabilities	6,946	4,696
Equity
Stockholders' Equity:
Common stock	3	3
Additional paid-in capital	13,665	13,660
Treasury stock	(14)	(12)
Retained earnings	1,666	1,634
Accumulated other comprehensive loss	(111)	(95)
Total Equity	15,209	15,190
Total Liabilities and Equity	$22,155	$19,886
See accompanying notes to Schedule I.

Schedule I –Financial Statements of Parent
AVANGRID, INC. (PARENT)
CONDENSED FINANCIAL INFORMATION OF PARENT
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED December 31, 2020, 2019, AND 2018

Years Ended December 31,	2020	2019	2018
(Millions)
Net Cash used in Operating Activities	$(142)	$(1,299)	$(323)
Cash Flow from Investing Activities
Notes receivable from subsidiaries	(73)	633	462
Investments in subsidiaries	(591)	(399)	(48)
Return of capital from investments in subsidiaries	419	433	116
Other investments	(300)	—	—
Net Cash (used in) provided by Investing Activities	(545)	667	530
Cash Flow from Financing Activities
(Repayments) receipts of short-term notes payable from subsidiaries, net	(14)	107	246
(Repayments) receipts of short-term notes payable	(253)	(27)	82
Proceeds from non-current debt	744	1,243	—
Proceeds from non-current debt with affiliate	3,000	—	—
Repayments of non-current debt	(950)	—	—
Repurchase of common stock	(2)	—	(4)
Issuance of common stock	(1)	—	(2)
Dividends paid	(545)	(545)	(537)
Net Cash provided by (used in) Financing Activities	1,979	778	(215)
Net Increase (Decrease) in Cash and Cash Equivalents	1,292	146	(8)
Cash and Cash Equivalents, Beginning of Year	146	—	8
Cash and Cash Equivalents, End of Year	$1,438	$146	$—

Supplemental Cash Flow Information
Cash paid for interest	$111	$85	$55
Cash paid (refunded) payment for income taxes	$65	$43	$55
See accompanying notes to Schedule I.
Note 1. Basis of Presentation
Avangrid, Inc. (AVANGRID) is a holding company and we conduct substantially all of our business through our subsidiaries. Substantially all of our consolidated assets are held by our subsidiaries. Accordingly, our cash flow and ability to meet our obligations are largely dependent upon the earnings of our subsidiaries and the distribution or other payment of their earnings to us in the form of dividends, loans or advances or repayment of loans and advances from us. Our condensed financial statements and related footnotes have been prepared in accordance with regulatory statute 210.12-04 of Regulation S-X. Our condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of AVANGRID and subsidiaries (AVANGRID Group).
AVANGRID indirectly or directly owns all of the ownership interests of our significant subsidiaries. AVANGRID relies on dividends or loans from our subsidiaries to fund dividends to our primary shareholder.
AVANGRID’s significant accounting policies are consistent with those of the AVANGRID Group. For the purposes of these condensed financial statements, AVANGRID’s wholly owned and majority owned subsidiaries are recorded based upon our proportionate share of the subsidiaries net assets.
AVANGRID will file a consolidated federal income tax return that includes the taxable income or loss of all our subsidiaries for the 2020 tax period. Each subsidiary company is treated as a member of the consolidated group and determines its current and deferred taxes separately and settles its current tax liability or benefit each year directly with AVANGRID pursuant to a tax sharing agreement between AVANGRID and our members.
Immaterial Corrections to Prior Periods
Our subsidiaries have identified various immaterial corrections primarily related to property, plant and equipment and deferred tax liabilities that originated in prior periods. AVANGRID determined that the cumulative impact of the corrections was not material to the results of operations, financial position or cash flows in previously issued financial statements and therefore, amendments of previously filed condensed financial information of AVANGRID are not required. However, we have revised the prior periods included within these financial statements to reflect these immaterial corrections. The corrections resulted in decreases of $33 million and $8 million in equity earnings and net income in the statements of income for the years ended December 31, 2019 and 2018, respectively, and a $47 million decrease in retained earnings and investments in subsidiaries in the balance sheet as of December 31, 2019. The revision decreased retained earnings by $6 million as of December 31, 2018. The revision had no net impact on the net cash provided by operating activities for the years ended December 31, 2019 and 2018.
Proposed Merger with PNMR
On October 20, 2020, AVANGRID, PNM Resources, Inc., a New Mexico corporation (PNMR) and NM Green Holdings, Inc., a New Mexico corporation and wholly-owned subsidiary of AVANGRID (Merger Sub), entered into an Agreement and Plan of Merger (Merger Agreement), pursuant to which Merger Sub is expected to merge with and into PNMR, with PNMR surviving the Merger as a direct wholly-owned subsidiary of AVANGRID (Merger). Pursuant to the Merger Agreement, each issued and outstanding share of the common stock of PNMR (PNMR common stock) (other than (i) the issued shares of PNMR common stock that are owned by AVANGRID, Merger Sub, PNMR or any wholly-owned subsidiary of AVANGRID or PNMR, which will be automatically cancelled at the time the Merger is consummated and (ii) shares of PNMR common stock held by a holder who has not voted in favor of, or consented in writing to, the Merger who is entitled to, and who has demanded, payment for fair value of such shares) will be converted, at the time the Merger is consummated, into the right to receive $50.30 in cash (Merger Consideration).
Consummation of the Merger (Closing) is subject to the satisfaction or waiver of certain customary closing conditions, including, without limitation, the approval of the Merger Agreement by the holders of at least a majority of the outstanding shares of PNMR common stock entitled to vote thereon, the absence of any material adverse effect on PNMR, the receipt of certain required regulatory approvals (including approvals from the Public Utility Commission of Texas (PUCT), the New Mexico Public Regulation Commission (NMPRC), the FERC, the Federal Communications Commission (FCC), the Committee on Foreign Investment in the United States (CFIUS), the Nuclear Regulatory Commission (NRC) and approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976), the Four Corners Divestiture Agreements (as defined below) being in full force and effect and all applicable regulatory filings associated therewith being made, as well as holders of no more than 15% of the outstanding shares of PNMR common stock validly exercising their dissenters’ rights. On February 12, 2021, the shareholders of PNMR approved the proposed Merger. The Merger is currently expected to close in the second half of 2021.
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
Note 2. Common Stock
As of December 31, 2020, AVANGRID share capital consisted of 500,000,000 shares of common stock authorized, 309,794,917 shares issued and 309,077,300 shares outstanding, 81.5% of which are owned by Iberdrola, each having a par value of $0.01, for a total value of common stock of $3 million and additional paid in capital of $13,665 million. As of December 31, 2019, AVANGRID share capital consisted of 500,000,000 shares of common stock authorized, 309,752,140 shares issued and 309,005,272 shares outstanding, 81.5% of which were owned by Iberdrola, each having a par value of $ $0.01, for a total value of common stock capital of $3 million and additional paid in of $13,660 million. As of December 31, 2020 and 2019, we had 413,782 and 485,810 shares of common stock held in trust, respectively, and no convertible preferred shares outstanding. During the years ended December 31, 2020 and 2019, we issued 42,777 and 0 shares of common stock, respectively, and released 72,028 and 0 shares of common stock held in trust, respectively, each having a par value of $0.01. During January 2021, we released 292,594 shares of common stock held in trust.
We maintain a repurchase agreement with J.P. Morgan Securities, LLC. (JPM), pursuant to which JPM will, from time to time, acquire, on behalf of AVANGRID, shares of common stock of AVANGRID. The purpose of the stock repurchase program is to allow AVANGRID to maintain Iberdrola's relative ownership percentage at 81.5%. The stock repurchase program may be suspended or discontinued at any time upon notice. In May 2020, 42,777 shares were repurchased pursuant to the stock repurchase program. As of December 31, 2020, a total of 303,835 shares have been repurchased in the open market, all of which are included as AVANGRID treasury shares. As of December 31, 2020, the total cost of all repurchases, including commissions, was $14 million.
On February 16, 2021, the board of directors of AVANGRID declared a quarterly dividend of $0.44 per share on its common stock. This dividend is payable on April 1, 2021 to shareholders of record at the close of business on March 5, 2021.
Note 3. Long-Term Debt
In 2017, AVANGRID issued $600 million aggregate principal amount of its 3.15% notes maturing in 2024.
On May 16, 2019, AVANGRID issued $750 million aggregate principal amount of its 3.80% notes maturing in 2029. Proceeds of the offering were used to finance and/or refinance, in whole or in part, one or more eligible renewable energy generation facilities. Net proceeds of the offering after the price discount and issuance-related expenses were $743 million.
On April 9, 2020, AGR issued $750 million aggregate principal amount of unsecured notes maturing in 2025 at a fixed interest rate of 3.20%. Net proceeds of the offering after the price discount and issuance-related expenses were $744 million.
Iberdrola Loan
On December 14, 2020, AVANGRID entered into an intra-group loan agreement with Iberdrola which provided AVANGRID with an unsecured subordinated loan in an aggregate principal amount of $3,000 million (the Iberdrola Loan).
The Iberdrola Loan bears interest (i) from December 16, 2020 until June 15, 2021, at an interest rate of 0.20%, which increases one basis point each month following the first month of the term of the Iberdrola Loan up to a maximum interest rate of 0.25%, and (ii) from June 16, 2021 until the Iberdrola Loan and any accrued and unpaid interest is repaid in its entirety, at AVANGRID’s equity cost of capital as published by Bloomberg. Interest is payable on a monthly basis in arrears.
AVANGRID is required to repay the Iberdrola Loan in full upon certain equity issuances by AVANGRID in which Iberdrola participates or a change of control of AVANGRID. In addition, on or after June 15, 2021, upon five business days’ notice to Iberdrola, AVANGRID may voluntarily repay the Iberdrola Loan and any accrued and unpaid interest, in whole or in part, without prepayment premium or penalty if there is a change in AVANGRID’s business plan and AVANGRID determines that the Iberdrola Loan is no longer required. The intra-group loan agreement contains certain customary affirmative and negative covenants and events of default.
As of December 31, 2020, the Iberdrola Loan had no current maturities and is included in "Non-current debt with affiliate" on our condensed balance sheet as we do not intend on repaying the Iberdrola Loan with current assets. Proceeds from the Iberdrola Loan of $1,438 million and $300 million, respectively, are included in "cash and cash equivalents" and "prepayments and other current assets" on our condensed balance sheet as of December 31, 2020. The remainder of the proceeds reduced our commercial paper balance.
Note 4. Cash Dividends Paid by Subsidiaries
Cash dividends paid by subsidiary are as follows:

Years ended December 31,	2020	2019	2018
(millions)
AVANGRID Networks	$419	$433	$116
For the years ended December 31, 2020, 2019 and 2018, AVANGRID made capital contributions to Networks of $590 million, $158 million and $50 million, respectively.
During 2020 and 2019, AVANGRID recorded a net non-cash contribution and dividend of $423 million and $219 million, respectively, to and from its subsidiaries to zero out their account balances of notes receivable and payable.

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
1.pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
2.provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
3.provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.
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
AVANGRID's management assessed the effectiveness of AVANGRID's internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) ("COSO") in Internal Control-Integrated Framework. Based on this assessment, management determined that our internal control over financial reporting was effective as of December 31, 2020.
Our independent registered public accounting firm, KPMG LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears in Part II, Item 8 of this Form 10-K.
Changes in Internal Control
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
For information regarding our executive officers, see Part I of this Annual Report on Form 10-K. Additional information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.
Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

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

2.2
Agreement and Plan of Merger, dated as of October 20, 2020, by and among PNM Resources, I Inc., Avangrid, Inc. and NM Green Holdings, Inc. (incorporated herein by reference to Exhibit 2.1 to Form 8-K file with the Securities and Exchange Commission on October 21, 2020).

3.1	Certificate of Incorporation of Avangrid, Inc. (incorporated herein by reference to Exhibit 3.2 to Form 8-K filed with the Securities and Exchange Commission on December 18, 2015).

3.2
Amended and Restated Bylaws of Avangrid, Inc. (incorporated herein by reference to Exhibit 3.1 of AVANGRID’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed with the Securities and Exchange Commission on August 1, 2017).

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

4.5
Third Supplemental Indenture, dated as of December 19, 2016, among Avangrid, Inc., UIL Holdings Corporation and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.5 of AVANGRID’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission on March 10, 2017).

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

4.10
Third Supplemental Indenture, dated April 9, 2020, between the Company and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.2 to Form 8-K filed with the Securities and Exchange Commission on April 9, 2020).

4.11
Form of Global Note Representing the Notes (included in Third Supplemental Indenture, dated April 9, 2020, between the Company and The Bank of New York Mellon, as trustee and incorporated herein by reference to Exhibit 4.2 of AVANGRID’s Current Report on Form 8-K filed with the SEC on April 9, 2020).

4.12
Description of Avangrid, Inc.'s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated herein by reference to Exhibit 4.9 of AVANGRID's Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission on March 2, 2020).

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

10.5
Employment Agreement dated October 1, 2010 among Robert Daniel Kump, Iberdrola USA Networks, Inc. (formerly Iberdrola USA, Inc.) and Iberdrola USA Management Corporation (incorporated herein by reference to Exhibit 10.23 to Form S-4/A filed with the Securities and Exchange Commission on September 9, 2015). †

10.6
Service Contract dated January 16, 2014 between Robert Daniel Kump and Avangrid, Inc. (incorporated herein by reference to Exhibit 10.24 to Form S-4/A filed with the Securities and Exchange Commission on September 9, 2015). †

10.7
Employment Agreement dated March 1, 2008 between R. Scott Mahoney and Iberdrola USA Management Corporation (formerly Energy East Management Corporation) (incorporated herein by reference to Exhibit 10.27 to Form S-4/A filed with the Securities and Exchange Commission on September 9, 2015).†

10.8
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

Exhibit Number	Exhibit Description

10.10
Agreement and Release dated September 25, 2009 between Robert Daniel Kump and Iberdrola USA Management Corporation (formerly Energy East Management Corporation) (incorporated herein by reference to Exhibit 10.31 to Form S-4/A filed with the Securities and Exchange Commission on September 9, 2015). †

10.11
Form of Indemnification Agreement between Avangrid, Inc. (formerly Iberdrola USA, Inc.) and its directors and officers (incorporated herein by reference to Exhibit 10.32 to Form S-4/A filed with the Securities and Exchange Commission on October 21, 2015).†

10.12
UIL Holdings Corporation 2008 Stock and Incentive Compensation Plan as Amended and Restated May 14, 2013 (incorporated herein by reference to Exhibit 99.1 to Form S-8 filed with the Securities and Exchange Commission on December 16, 2015).†

10.13
UIL Holdings Corporation Deferred Compensation Plan Grandfathered Benefits Provisions, dated August 4, 2008 (incorporated herein by reference to Exhibit 99.2 to Form S-8 filed with the Securities and Exchange Commission on December 16, 2015).†

10.14
UIL Holdings Corporation Deferred Compensation Plan Non-Grandfathered Benefits Provisions, as amended and restated effective dated January 1, 2013 (incorporated herein by reference to Exhibit 99.3 to Form S-8 filed with the Securities and Exchange Commission on December 16, 2015).†

10.15
Amended and Restated UIL Holdings Corporation Change In Control Severance Plan II, dated August 4, 2008 (incorporated herein by reference to Exhibit 10.28a of UIL Holdings Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).†

10.16
Employment Agreement, dated as of January 1, 2016, among Avangrid, Inc., Avangrid Service Company and James P. Torgerson (incorporated herein by reference to Exhibit 10.1 to AVANGRID’s Current Report on Form 8-K filed with the SEC on April 22, 2016).†

10.17
Commercial Paper/Certificates of Deposit Issuing and Paying Agent Agreement dated May 13, 2016 among Avangrid, Inc., as Issuer, and Bank of America, National Association, as Issuing and paying Agent (incorporated herein by reference to Exhibit 10.1 of AVANGRID’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed with the Securities and Exchange Commission on August 4, 2016).

10.18
Form of Commercial Paper Dealer Agreement among Avangrid, Inc., as Issuer, and various Dealers (incorporated herein by reference to Exhibit 10.2 of AVANGRID’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed with the Securities and Exchange Commission on August 4, 2016).

10.19	Form of Performance Stock Unit Grant Agreement (incorporated herein by reference to Exhibit 10.1 to AVANGRID’s Current Report on Form 8-K filed with the SEC on July 19, 2016).†

10.20	Avangrid, Inc. Omnibus Incentive Plan (incorporated herein by reference to Form S-8 filed with the SEC on July 21, 2016).†

10.21
Uncommitted Line of Credit for Standby Letters of Credit Agreement, dated as of December 2, 2016, between Avangrid, Inc. and Crédit Agricole Corporate (incorporated herein by reference to Exhibit 10.44 of AVANGRID’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission on March 10, 2017).

10.22
Substitution Agreement, dated as of December 19, 2016, between UIL Holdings Corporation and Avangrid, Inc. (incorporated herein by reference to Exhibit 10.45 of AVANGRID’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission on March 10, 2017).

10.23
Amended and Restated Avangrid, Inc. Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 of AVANGRID’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed with the Securities and Exchange Commission on May 5, 2017).†

Exhibit Number	Exhibit Description

10.24
Customer Liquidity Agreement, dated December 1, 2017, between Avangrid, Inc., Bank of America, National Association, Iberdrola, S.A., Iberdrola Mexico, S.A. de C.V., and Scottish Power Ltd. (incorporated herein by reference to Exhibit 10.37 of AVANGRID's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission on March 26, 2018).

10.25
Underwriting Agreement, dated November 16, 2017, by and among the Avangrid, Inc., BBVA Securities Inc., BNP Paribas Securities Corp., Citigroup Global Markets Inc., and Wells Fargo Securities, LLC (incorporated herein by reference to Exhibit 1.1 to Form 8-K filed with the Securities and Exchange Commission on November 21, 2017).

10.26
Purchase Agreement, dated January 31, 2018, between Avangrid Renewables Holdings, Inc. and CCI U.S. Asset Holdings LLC (incorporated herein by reference to Exhibit 10.1 of AVANGRID’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed with the Securities and Exchange Commission on May 3, 2018).

10.27
Purchase Agreement, dated February 16, 2018, between Avangrid Renewables Holdings, Inc. and Amphora Gas Storage USA, LLC (incorporated herein by reference to Exhibit 10.2 of AVANGRID’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed with the Securities and Exchange Commission on May 3, 2018).

10.28
Restricted Stock Unit Grant Notice and Agreement dated June 7, 2018, between Avangrid, Inc. and James P. Torgerson (incorporated herein by reference to Exhibit 10.1 of AVANGRID’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed with the Securities and Exchange Commission on August 2, 2018).†

10.29
Transmission Service Agreement, dated June 13, 2018, between Central Maine Power Company and NSTAR Electric Company (d/b/a Eversource) (incorporated herein by reference to Exhibit 10.2 of AVANGRID’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed with the Securities and Exchange Commission on August 2, 2018).

10.30
Transmission Service Agreement, dated June 13, 2018, among Central Maine Power Company, Massachusetts Electric Company (d/b/a National Grid), and Nantucket Electric Company (d/b/a National Grid) (incorporated herein by reference to Exhibit 10.3 of AVANGRID’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed with the Securities and Exchange Commission on August 2, 2018).

10.31
Transmission Service Agreement, dated June 13, 2018, between Central Maine Power Company and Fitchburg Gas & Electric Light Company (d/b/a Unitil) (incorporated herein by reference to Exhibit 10.4 of AVANGRID’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed with the Securities and Exchange Commission on August 2, 2018).

10.32
Transmission Service Agreement, dated June 13, 2018, between Central Maine Power Company and H.Q. Energy Services (U.S.) Inc. (incorporated herein by reference to Exhibit 10.5 of AVANGRID’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed with the Securities and Exchange Commission on August 2, 2018).

10.33
Transmission Service Agreement, dated June 13, 2018, between Central Maine Power Company and H.Q. Energy Services (U.S.) Inc. (incorporated herein by reference to Exhibit 10.6 of AVANGRID’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed with the Securities and Exchange Commission on August 2, 2018).

10.34
Transmission Service Agreement, dated June 13, 2018, between Central Maine Power Company and H.Q. Energy Services (U.S.) Inc. (incorporated herein by reference to Exhibit 10.7 of AVANGRID’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed with the Securities and Exchange Commission on August 2, 2018).

Exhibit Number	Exhibit Description
10.35
Transmission Service Agreement, dated June 13, 2018, between Central Maine Power Company and H.Q. Energy Services (U.S.) Inc. (incorporated herein by reference to Exhibit 10.8 of AVANGRID’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed with the Securities and Exchange Commission on August 2, 2018).

10.36
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

10.37
Employment Agreement, effective as of July 8, 2018, between Douglas K. Stuver and Avangrid Management Company, LLC (incorporated herein by reference to Exhibit 10.1 to AVANGRID’s Current Report on Form 8-K filed with the SEC on July 20, 2018).†

10.38	Executive Variable Pay Plan (incorporated by reference to Exhibit 10.1 to AVANGRID's Current Report on Form 8-K filed with the SEC on February 21, 2018).†

10.39
First Amendment to Transmission Service Agreement dated October 9, 2018 by and between Central Maine Power Company and NSTAR Electric Company (d/b/a Eversource) (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed with the SEC on October 15, 2018).

10.40
First Amendment to Transmission Service Agreement dated October 9, 2018 by and among Central Maine Power Company, Massachusetts Electric Company (d/b/a National Grid) and Nantucket Electric Company (d/b/a National Grid) (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed with the SEC on October 15, 2018).

10.41
First Amendment to Transmission Service Agreement dated October 9, 2018 by and between Central Maine Power Company and Fitchburg Gas and Electric Light Company (d/b/a Unitil) (incorporated herein by reference to Exhibit 10.3 to Form 8-K filed with the SEC on October 15, 2018).

10.42	Amended and Restated Executive Variable Pay Plan (incorporated by reference to Exhibit 10.1 to AVANGRID's Current Report on Form 8-K filed with the SEC on February 20, 2019).†

10.43
Underwriting Agreement, dated May 14, 2019, by and among the Avangrid, Inc., Credit Agricole Securities (USA) Inc, MUFG Securities Americas Inc., Citigroup Global Markets Inc., and Wells Fargo Securities, LLC (incorporated herein by reference to Exhibit 1.1 to Form 8-K filed with the Securities and Exchange Commission on May 16, 2019).

10.44
Term Loan Credit Agreement, dated December 31, 2019, among Avangrid, Inc., The Several Lenders, Mizuho Bank, LTD and The Bank of Nova Scotia (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on January 7, 2020).

10.45
Employment Agreement, dated March 30, 2004 between Anthony Marone III and The United Illuminating Company (incorporated herein by reference to Exhibit 10.51 of AVANGRID's Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission on March 2, 2020).†

10.46
First Amendment to Employment Agreement, dated as of November 18, 2004, between Anthony Marone III and The United Illuminating Company (incorporated herein by reference to Exhibit 10.52 of AVANGRID's Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission on March 2, 2020).†

Exhibit Number	Exhibit Description
10.47
Second Amendment to Employment Agreement, dated as of August 4, 2008, between Anthony Marone III and The United Illuminating Company (incorporated herein by reference to Exhibit 10.53 of AVANGRID's Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission on March 2, 2020).†

10.48
Letter Agreement, dated September 20, 2016, between Anthony Marone III and Avangrid, Inc (incorporated herein by reference to Exhibit 10.54 of AVANGRID's Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission on March 2, 2020).†

10.49	Second Amended and Restated Employment Agreement, dated as of May 4, 2020, between Anthony Marone III and Avangrid, Inc.†*

10.50
Underwriting Agreement, dated April 7, 2020, by and among Avangrid, Inc. and BBVA Securities Inc., BNP Paribas Securities Corp., BofA Securities, Inc. and MUFG Securities Americas Inc., as representatives of the several Underwriters named therein (incorporated herein by reference to Exhibit 1.1 to Form 8-K filed with the Securities and Exchange Commission on April 9, 2020).

10.51
Employment Agreement, dated June 11, 2020, by and between Avangrid Management Company, LLC and Dennis V. Arriola (incorporated herein by reference to Exhibit 10.1 of AVANGRID's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed with the Securities and Exchange Commission on July 31, 2020).†

10.52
Revolving Credit Agreement, dated June 29, 2020, among Avangrid, Inc., the several lenders from time to time parties thereto, Mizuho Bank, Ltd., as administrative agent, and The Bank of Nova Scotia and Banco Bilbao Vizcaya Argentaria, S.A. New York Branch, as co-syndication agents (incorporated herein by reference to Exhibit 10.2 of AVANGRID's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed with the Securities and Exchange Commission on July 31, 2020).

10.53
Amendment No. 2 to the Revolving Credit Agreement, dated June 29, 2020, among Avangrid, Inc., New York State Electric & Gas Corporation, Rochester Gas and Electric Corporation, Central Maine Power Company, The United Illuminating Company, Connecticut Natural Gas Corporation, The Southern Connecticut Gas Company, The Berkshire Gas Company, the several banks and other financial institutions or entities from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Bank of America, N.A., as syndication agent, MUFG Bank, Ltd. and Santander Bank, N.A., as co-documentation agents, and Banco Bilbao Vizcaya Argentaria, S.A. New York Branch, as sustainability agent (incorporated herein by reference to Exhibit 10.3 of AVANGRID's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed with the Securities and Exchange Commission on July 31, 2020),

10.54
Second Amendment to Transmission Service Agreement and Consent to Assignment dated June 25, 2020 by and between Central Maine Power Company and NSTAR Electric Company (d/b/a Eversource) (incorporated herein by reference to Exhibit 10.4 of AVANGRID's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed with the Securities and Exchange Commission on July 31, 2020).

10.55
Second Amendment to Transmission Service Agreement and Consent to Assignment dated June 25, 2020 by and among Central Maine Power Company, Massachusetts Electric Company (d/b/a National Grid), and Nantucket Electric Company (d/b/a National Grid) incorporated herein by reference to Exhibit 10.5 of AVANGRID's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed with the Securities and Exchange Commission on July 31, 2020).

10.56
Second Amendment to Transmission Service Agreement and Consent to Assignment dated June 25, 2020 by and between Central Maine Power Company and Fitchburg Gas and Electric Light Company (d/b/a Unitil) (incorporated herein by reference to Exhibit 10.6 of AVANGRID's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed with the Securities and Exchange Commission on July 31, 2020).

10.57
Second Amendment to Transmission Service Agreement and Consent to Assignment dated June 25, 2020 by and between Central Maine Power Company and H.Q. Energy Services (U.S.) Inc. (incorporated herein by reference to Exhibit 10.7 of AVANGRID's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed with the Securities and Exchange Commission on July 31, 2020).

Exhibit Number	Exhibit Description

10.58
Second Amendment to Transmission Service Agreement and Consent to Assignment dated June 25, 2020 by and between Central Maine Power Company and H.Q. Energy Services (U.S.) Inc. (incorporated herein by reference to Exhibit 10.8 of AVANGRID's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed with the Securities and Exchange Commission on July 31, 2020).

10.59
Second Amendment to Transmission Service Agreement and Consent to Assignment dated June 25, 2020 by and between Central Maine Power Company and H.Q. Energy Services (U.S.) Inc. (incorporated herein by reference to Exhibit 10.9 of AVANGRID's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed with the Securities and Exchange Commission on July 31, 2020).

10.60
Second Amendment to Transmission Service Agreement and Consent to Assignment dated June 25, 2020 by and between Central Maine Power Company and H.Q. Energy Services (U.S.) Inc. (incorporated herein by reference to Exhibit 10.10 of AVANGRID's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed with the Securities and Exchange Commission on July 31, 2020).

10.61
Intra-Group Loan Agreement, dated December 14, 2020, between Avangrid, Inc. and Iberdrola, S.A. (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on December 18, 2020).

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

Avangrid, Inc.
Date:	March 1, 2021	By:	/s/ Dennis V. Arriola
Dennis V. Arriola
Director and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dennis V. Arriola	Director and Chief Executive Officer (Principal Executive Officer)	March 1, 2021
Dennis V. Arriola
/s/ Douglas K. Stuver	Chief Financial Officer (Principal Financial Officer)	March 1, 2021
Douglas K. Stuver
/s/ Scott M. Tremble	Controller (Principal Accounting Officer)	March 1, 2021
Scott M. Tremble
/s/ Ignacio S. Galán	Chairman of the Board	February 26, 2021
Ignacio S. Galán
/s/ John E. Baldacci	Director	February 26, 2021
John E. Baldacci
/s/ Daniel Alcain López	Director	February 26, 2021
Daniel Alcain López
/s/ Pedro Azagra Blázquez	Director	February 26, 2021
Pedro Azagra Blázquez
/s/ Robert Duffy	Director	February 26, 2021
Robert Duffy
/s/ Teresa Herbert	Director	February 26, 2021
Teresa Herbert
/s/ Patricia Jacobs	Director	February 26, 2021
Patricia Jacobs
/s/ John L. Lahey	Director	February 26, 2021
John L. Lahey
/s/ José Ángel Marra Rodríquez	Director	February 26, 2021
José Ángel Marra Rodríquez
/s/ Santiago Martinez Garrido	Director	February 26, 2021
Santiago Martinez Garrido
/s/ José Sáinz Armada	Director	February 26, 2021
José Sáinz Armada
/s/ Alan D. Solomont	Director	February 26, 2021
Alan D. Solomont
/s/ Elizabeth Timm	Director	February 26, 2021
Elizabeth Timm