Form 10-Q
period 2021-06-30
Avangrid, Inc.
filed 2021-07-30
CIK 1634997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of July 29, 2021, the registrant had 387,204,556 shares of common stock, par value $0.01, outstanding.

Avangrid, Inc.
REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2021

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Avangrid, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(Millions, except for number of shares and per share data)
Operating Revenues	$1,477	$1,392	$3,443	$3,181
Operating Expenses
Purchased power, natural gas and fuel used	265	265	766	740
Operations and maintenance	676	584	1,318	1,154
Depreciation and amortization	250	242	497	493
Taxes other than income taxes	155	146	325	312
Total Operating Expenses	1,346	1,237	2,906	2,699
Operating Income	131	155	537	482
Other Income and (Expense)
Other income (expense)	34	2	35	(1)
Earnings (losses) from equity method investments	4	2	5	(4)
Interest expense, net of capitalization	(75)	(89)	(148)	(165)
Income Before Income Tax	94	70	429	312
Income tax expense (benefit)	10	(6)	24	6
Net Income	84	76	405	306
Net loss attributable to noncontrolling interests	14	12	27	22
Net Income Attributable to Avangrid, Inc.	$98	$88	$432	$328
Earnings Per Common Share, Basic	$0.28	$0.28	$1.31	$1.06
Earnings Per Common Share, Diluted	$0.28	$0.28	$1.31	$1.06
Weighted-average Number of Common Shares Outstanding:
Basic	347,121,197	309,506,595	328,412,163	309,498,838
Diluted	347,419,064	309,547,451	328,795,944	309,551,660
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(Millions)
Net Income	$84	$76	$405	$306
Other Comprehensive Income (Loss)
Unrealized loss from equity method investment, net of income taxes of $(4) for both the three and six months ended	(3)	—	(3)	—
Unrealized (loss) gain during the period on derivatives qualifying as cash flow hedges, net of income tax of $(21) and $3 for the three months ended, respectively, and $(26) and $(5) for the six months ended, respectively	(73)	7	(100)	(16)
Reclassification to net income of losses on cash flow hedges, net of income taxes $(3) and $1 for the three months ended, respectively, and $(4) and $1 for the six months ended, respectively	4	1	5	3
Other Comprehensive Income (Loss)	(72)	8	(98)	(13)
Comprehensive Income	12	84	307	293
Net loss attributable to noncontrolling interests	14	12	27	22
Comprehensive Income Attributable to Avangrid, Inc.	$26	$96	$334	$315
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
As of	2021	2020
(Millions)
Assets
Current Assets
Cash and cash equivalents	$1,729	$1,463
Accounts receivable and unbilled revenues, net	1,094	1,187
Accounts receivable from affiliates	11	12
Derivative assets	60	18
Fuel and gas in storage	83	93
Materials and supplies	180	169
Prepayments and other current assets	217	525
Regulatory assets	296	310
Total Current Assets	3,670	3,777
Total Property, Plant and Equipment ($1,622 and $1,637 related to VIEs, respectively)	27,648	26,751
Operating lease right-of-use assets	171	153
Equity method investments	716	668
Other investments	62	68
Regulatory assets	2,540	2,572
Other Assets
Goodwill	3,119	3,119
Intangible assets	300	305
Derivative assets	76	79
Other	348	331
Total Other Assets	3,843	3,834
Total Assets	$38,650	$37,823
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
As of	2021	2020
(Millions, except share information)
Liabilities
Current Liabilities
Current portion of debt	$514	$313
Notes payable	—	307
Notes payable to affiliates	2	—
Interest accrued	72	70
Accounts payable and accrued liabilities	1,348	1,453
Accounts payable to affiliates	30	50
Dividends payable	170	136
Taxes accrued	59	73
Operating lease liabilities	16	8
Derivative liabilities	63	17
Other current liabilities	381	368
Regulatory liabilities	303	274
Total Current Liabilities	2,958	3,069
Regulatory liabilities	3,123	3,137
Other Non-current Liabilities
Deferred income taxes	1,975	1,919
Deferred income	1,164	1,204
Pension and other postretirement	954	1,007
Operating lease liabilities	167	154
Derivative liabilities	127	79
Asset retirement obligations	220	210
Environmental remediation costs	276	292
Other	577	448
Total Other Non-current Liabilities	5,460	5,313
Non-current debt	7,274	7,478
Non-current debt to affiliate	—	3,000
Total Non-current Liabilities	15,857	18,928
Total Liabilities	18,815	21,997
Commitments and Contingencies
Equity
Stockholders’ Equity:
Common stock, $.01 par value, 500,000,000 shares authorized, 387,678,630 and 309,794,917 shares issued; 387,204,556 and 309,077,300 shares outstanding, respectively	3	3
Additional paid in capital	17,671	13,665
Treasury stock	(16)	(14)
Retained earnings	1,790	1,666
Accumulated other comprehensive loss	(209)	(111)
Total Stockholders’ Equity	19,239	15,209
Non-controlling interests	596	617
Total Equity	19,835	15,826
Total Liabilities and Equity	$38,650	$37,823
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2021	2020
(Millions)
Cash Flow from Operating Activities:
Net income	$405	$306
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	497	493
Regulatory assets/liabilities amortization and carrying cost	34	39
Pension cost	23	40
(Earnings) losses from equity method investments	(5)	4
Distributions of earnings received from equity method investments	9	9
Unrealized loss (gain) on marked-to-market derivative contracts	74	(16)
Deferred taxes	45	9
Other non-cash items	(19)	(12)
Changes in operating assets and liabilities:
Current assets	19	175
Noncurrent assets	(129)	(93)
Current liabilities	(11)	(61)
Noncurrent liabilities	(91)	(9)
Net Cash Provided by Operating Activities	851	884
Cash Flow from Investing Activities:
Capital expenditures	(1,264)	(1,345)
Contributions in aid of construction	21	19
Proceeds from sale of assets	5	8
Proceeds from notes receivable from affiliates	2	2
Distributions received from equity method investments	4	1
Other investments and equity method investments, net	231	(37)
Net Cash Used in Investing Activities	(1,001)	(1,352)
Cash Flow from Financing Activities:
Non-current debt issuances	—	744
Repayments of non-current debt	(2)	(503)
Repayment of non-current debt with affiliate	(3,000)	—
(Repayments) receipts of other short-term debt, net	(307)	67
Repayments of financing leases	(4)	(6)
Repurchase of common stock	(2)	(2)
Issuance of common stock	3,998	(1)
Distributions to noncontrolling interests	(5)	(4)
Contributions from noncontrolling interests	10	312
Dividends paid	(272)	(272)
Net Cash Provided by Financing Activities	416	335
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	266	(133)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	1,467	184
Cash, Cash Equivalents and Restricted Cash, End of Period	$1,733	$51
Supplemental Cash Flow Information
Cash paid for interest, net of amounts capitalized	$143	$148
Cash paid for income taxes	$5	$2
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(unaudited)

	Avangrid, Inc. Stockholders
(Millions, except for number of shares )	Number of shares (*)	Common Stock	Additional paid-in capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total
As of March 31, 2020	309,005,485	$3	$13,667	$(12)	$1,737	$(116)	$15,279	$582	$15,861
Net income (loss)	—	—	—	—	88	—	88	(12)	76
Other comprehensive income, net of tax of $4	—	—	—	—	—	8	8	—	8
Comprehensive income									84
Dividends declared, $0.44/share	—	—	—	—	(136)	—	(136)	—	(136)
Issuance of common stock	42,777	—	(1)	—	—	—	(1)	—	(1)
Repurchase of common stock	(42,777)	—	—	(2)	—	—	(2)	—	(2)
Stock-based compensation	—	—	(2)	—	—	—	(2)	—	(2)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3)	(3)
Contributions from noncontrolling interests	—	—	—	—	(3)	—	(3)	71	68
As of June 30, 2020	309,005,485	$3	$13,664	$(14)	$1,686	$(108)	$15,231	$638	$15,869
As of March 31, 2021	309,369,894	$3	$13,667	$(16)	$1,864	$(137)	$15,381	$611	$15,992
Net income (loss)	—	—	—	—	98	—	98	(14)	84
Other comprehensive income, net of tax of $(28)	—	—	—	—	—	(72)	(72)	—	(72)
Comprehensive income									12
Dividends declared, $0.44/share	—	—	—	—	(171)	—	(171)	—	(171)
Release of common stock held in trust	4,260	—	—	—	—	—	—	—	—
Issuance of common stock	77,830,402	—	3,999	—	—	—	3,999	—	3,999
Stock-based compensation	—	—	5	—	—	—	5	—	5
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2)	(2)
Contributions from noncontrolling interests	—	—	—	—	(1)	—	(1)	1	—
As of June 30, 2021	387,204,556	$3	$17,671	$(16)	$1,790	$(209)	$19,239	$596	$19,835

	Avangrid, Inc. Stockholders
(Millions, except for number of shares )	Number of shares (*)	Common Stock	Additional paid-in capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total
As of December 31, 2019	309,005,272	$3	$13,660	$(12)	$1,634	$(95)	$15,190	$349	$15,539
Adoption of accounting standards	—	—	—	—	(1)	—	(1)	—	(1)
Net income (loss)	—	—	—	—	328	—	328	(22)	306
Other comprehensive loss, net of tax of $(4)	—	—	—	—	—	(13)	(13)	—	(13)
Comprehensive income									293
Dividends declared, $0.88/share	—	—	—	—	(272)	—	(272)	—	(272)
Release of common stock held in trust	213	—	—	—	—	—	—	—	—
Issuance of common stock	42,777	—	(1)	—	—	—	(1)	—	(1)
Repurchase of common stock	(42,777)	—	—	(2)	—	—	(2)	—	(2)
Stock-based compensation	—	—	5	—	—	—	5	—	5
Distributions to noncontrolling interests	—	—	—	—		—	—	(4)	(4)
Contributions from noncontrolling interests	—	—	—	—	(3)	—	(3)	315	312
As of June 30, 2020	309,005,485	$3	$13,664	$(14)	$1,686	$(108)	$15,231	$638	$15,869
As of December 31, 2020	309,077,300	$3	$13,665	$(14)	$1,666	$(111)	$15,209	$617	$15,826
Net income (loss)	—	—	—	—	432	—	432	(27)	405
Other comprehensive loss, net of tax of $(34)	—	—	—	—	—	(98)	(98)	—	(98)
Comprehensive income									307
Dividends declared, $0.88/share	—	—	—	—	(307)	—	(307)	—	(307)
Release of common stock held in trust	296,854	—	—	—	—	—	—	—	—
Issuance of common stock	77,883,713	—	3,998	—	—	—	3,998	—	3,998
Repurchase of common stock	(53,311)	—	—	(2)	—	—	(2)	—	(2)
Stock-based compensation	—	—	8	—	—	—	8	—	8
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(5)	(5)
Contributions from noncontrolling interests	—	—	—	—	(1)	—	(1)	11	10
As of June 30, 2021	387,204,556	$3	$17,671	$(16)	$1,790	$(209)	$19,239	$596	$19,835
(*) Par value of share amounts is $0.01
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 1. Background and Nature of Operations
Avangrid, Inc. (AVANGRID, we or the Company), is an energy services holding company engaged in the regulated energy transmission and distribution business through its principal subsidiary, Avangrid Networks, Inc. (Networks), and in the renewable energy generation business through its principal subsidiary, Avangrid Renewables Holding, Inc. (ARHI). ARHI in turn holds subsidiaries including Avangrid Renewables, LLC (Renewables). Iberdrola, S.A. (Iberdrola), a corporation organized under the laws of the Kingdom of Spain, owns 81.5% of the outstanding common stock of AVANGRID. The remaining outstanding shares are owned by various shareholders with approximately 14.8% of AVANGRID's outstanding shares publicly traded on the New York Stock Exchange (NYSE).
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
Consummation of the Merger (Closing) is subject to the satisfaction or waiver of certain customary closing conditions, including, without limitation, the approval of the Merger Agreement by the holders of at least a majority of the outstanding shares of PNMR common stock entitled to vote thereon, the absence of any material adverse effect on PNMR, the receipt of certain required regulatory approvals (including approvals from the Public Utility Commission of Texas (PUCT), the New Mexico Public Regulation Commission (NMPRC), the Federal Energy Regulatory Commission (FERC), the Federal Communications Commission (FCC), the Committee on Foreign Investment in the United States (CFIUS), the Nuclear Regulatory Commission (NRC) and approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976), the Four Corners Divestiture Agreements (as defined below) being in full force and effect and all applicable regulatory filings associated therewith being made, as well as holders of no more than 15% of the outstanding shares of PNMR common stock validly exercising their dissenters’ rights. On February 12, 2021, the shareholders of PNMR approved the proposed Merger. As of June 30, 2021, the Merger has obtained all regulatory approvals except from NMPRC. The Merger is currently expected to close in the second half of 2021.
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
On April 15, 2021, AVANGRID entered into a side letter agreement with Iberdrola, which sets forth certain terms and conditions relating to the Iberdrola Funding Commitment Letter (the Side Letter Agreement). The Side Letter Agreement provides that any drawing in the form of indebtedness made by the Corporation pursuant to the Funding Commitment Letter shall bear interest at an interest rate equal to 3-month LIBOR plus 0.75% per annum calculated on the basis 360-day year for the actual number of days elapsed and, commencing on the date of the Funding Commitment Letter, we shall pay Iberdrola a facility fee equal to 0.12% per annum on the undrawn portion of the funding commitment set forth in the Funding Commitment Letter.
On May 18, 2021, we issued 77,821,012 shares of common stock in two private placements. Iberdrola purchased 63,424,125 shares and Hyde Member LLC, a Delaware limited liability company and a wholly owned subsidiary of Qatar Investment Authority, purchased 14,396,887 shares of our common stock, par value $0.01 per share, at the purchase price of $51.40 per share, which was the closing price of the shares of our common stock on the NYSE as of May 11, 2021. Proceeds of the private placements were $4,000 million. $3,000 million of the proceeds were used to repay the Iberdrola Loan. After the effect of the private placements, Iberdrola retained its 81.5% ownership interest in AVANGRID.
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
In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly our condensed consolidated financial statements for the interim periods described herein. All such adjustments are of a normal and recurring nature, except as otherwise disclosed. The results for the three and six months ended June 30, 2021, are not necessarily indicative of the results for the entire fiscal year ending December 31, 2021.
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
(b) Improvements to lessor accounting for certain leases with variable lease payments
In July 2021, the FASB issued amendments to make targeted improvements to ASC 842 for lessor’s accounting for certain leases with variable lease payments, which affect lease classification. A lessor is now required to classify and account for a lease with variable lease payments as an operating lease if (a) the lease would have been classified as a sales-type lease or a direct financing lease and (b) the lessor would have otherwise recognized a day-one loss. The amendments are effective for fiscal years beginning after December 15, 2021, for all entities, and interim periods within those fiscal years for public business entities. Earlier application is permitted. Entities that have adopted ASC 842 before the issuance date of this ASU have the option to apply the amendments either: retrospectively to leases that commenced or were modified on or after their adoption of ASC 842, or prospectively to leases that commence or are modified on or after the date that an entity first applies the amendments. We expect our adoption will not materially affect our consolidated results of operations, financial position and cash flows.
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
Tariff-based sales are subject to the corresponding state regulatory authorities, which determine prices and other terms of service through the ratemaking process. The applicable tariffs are based on the cost of providing service. The utilities’ approved base rates are designed to recover their allowable operating costs, including energy costs, finance costs, and the costs of equity, the last of which reflect our capital ratio and a reasonable return on equity. We traditionally invoice our customers by applying approved base rates to usage. Maine state law prohibits the utility from providing the electricity commodity to customers. In New York, Connecticut and Massachusetts, customers have the option to obtain the electricity or natural gas commodity directly from the utility or from another supplier. For customers that receive their commodity from another supplier, the utility acts as an agent and delivers the electricity or natural gas provided by that supplier. Revenue in those cases is only for providing the service of delivery of the commodity.
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
Renewables Segment
Renewables derives its revenue primarily from the sale of energy, transmission, capacity and other related charges from its renewable wind, solar and thermal energy generating sources. For such revenues, we will recognize revenues in an amount derived from the commodities delivered and from services as they are made available. Renewables has bundled power purchase agreements consisting of electric energy, transmission, capacity and/or renewable energy credits (RECs). The related contracts are generally long-term with no stated contract amount, that is, the customer is entitled to all or a percentage of the unit’s output. Renewables also has unbundled sales of electric energy and capacity, RECs and natural gas, which are generally for periods of less than a year. The performance obligations in substantially all of both bundled and unbundled arrangements for electricity and natural gas are satisfied over time, for which we record revenue based on the amount invoiced to the customer for the actual energy delivered. The performance obligation for stand-alone RECs is satisfied at a point in time, for which we record revenue when the performance obligation is satisfied upon delivery of the REC.
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
Contract Costs and Contract Liabilities
We recognize an asset for incremental costs of obtaining a contract with a customer when we expect the benefit of those costs to be longer than one year. We have contract assets for costs from development success fees, which we paid during the solar asset development period in 2018, and will amortize ratably into expense over the 15-year life of the power purchase agreement (PPA), expected to commence in December 2021 upon commercial operation. Contract assets totaled $9 million at both June 30, 2021 and December 31, 2020, and are presented in "Other non-current assets" on our condensed consolidated balance sheets.
We have contract liabilities for revenue from transmission congestion contract (TCC) auctions, for which we receive payment at the beginning of an auction period, and amortize ratably each month into revenue over the applicable auction period. The auction periods range from six months to two years. TCC contract liabilities totaled $11 million and $9 million at June 30, 2021 and December 31, 2020, respectively, and are presented in "Other current liabilities" on our condensed consolidated balance sheets. We recognized $5 million and $9 million as revenue during the three and six months ended June 30, 2021, respectively, and $5 million and $10 million for the three and six months ended June 30, 2020, respectively.
Revenues disaggregated by major source for our reportable segments for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended June 30, 2021				Six Months Ended June 30, 2021
	Networks	Renewables	Other (b)	Total	Networks	Renewables	Other (b)	Total
(Millions)
Regulated operations – electricity	$912	$—	$—	$912	$1,854	$—	$—	$1,854
Regulated operations – natural gas	256	—	—	256	820	—	—	820
Nonregulated operations – wind	—	243	—	243	—	614	—	614
Nonregulated operations – solar	—	7	—	7	—	11	—	11
Nonregulated operations – thermal	—	16	—	16	—	28	—	28
Other(a)	14	41	—	55	24	73	—	97
Revenue from contracts with customers	1,182	307	—	1,489	2,698	726	—	3,424
Leasing revenue	3	—	—	3	5	—	—	5
Derivative revenue	—	(63)	—	(63)	—	(94)	—	(94)
Alternative revenue programs	22	—	—	22	69	—	—	69
Other revenue	12	14	—	26	20	19	—	39
Total operating revenues	$1,219	$258	$—	$1,477	$2,792	$651	$—	$3,443

	Three Months Ended June 30, 2020				Six Months Ended June 30, 2020
	Networks	Renewables	Other (b)	Total	Networks	Renewables	Other (b)	Total
(Millions)
Regulated operations – electricity	$844	$—	$—	$844	$1,717	$—	$—	$1,717
Regulated operations – natural gas	237	—	—	237	744	—	—	744
Nonregulated operations – wind	—	228	—	228	—	439	—	439
Nonregulated operations – solar	—	6	—	6	—	10	—	10
Nonregulated operations – thermal	—	4	—	4	—	14	—	14
Other(a)	7	19	—	26	26	47	—	73
Revenue from contracts with customers	1,088	257	—	1,345	2,487	510	—	2,997
Leasing revenue	2	—	—	2	3	—	—	3
Derivative revenue	—	16	—	16	—	86	—	86
Alternative revenue programs	29	—	—	29	85	—	—	85
Other revenue	2	(1)	(1)	—	7	4	(1)	10
Total operating revenues	$1,121	$272	$(1)	$1,392	$2,582	$600	$(1)	$3,181
(a) Primarily includes certain intra-month trading activities, billing, collection and administrative charges, sundry billings and other miscellaneous revenue.
(b) Does not represent a segment. Includes Corporate and intersegment eliminations.
As of June 30, 2021 and December 31, 2020, accounts receivable balances related to contracts with customers were approximately $1,061 million and $1,151 million, respectively, including unbilled revenues of $312 million and $341 million, which are included in “Accounts receivable and unbilled revenues, net” on our condensed consolidated balance sheets.
As of June 30, 2021, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) were as follows:

As of June 30, 2021	2022	2023	2024	2025	2026	Thereafter	Total
(Millions)
Revenue expected to be recognized on multiyear retail energy sales contracts in place	$6	$1	$1	$—	$—	$—	$8
Revenue expected to be recognized on multiyear capacity and carbon-free energy sale contracts	24	16	14	12	7	68	141
Revenue expected to be recognized on multiyear renewable energy credit sale contracts	33	18	8	3	3	2	67
Total operating revenues	$63	$35	$23	$15	$10	$70	$216
As of June 30, 2021, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) for the remainder of 2021 was $51 million.
Note 5. Regulatory Assets and Liabilities
Pursuant to the requirements concerning accounting for regulated operations, our utilities capitalize, as regulatory assets, incurred and accrued costs that are probable of recovery in future electric and natural gas rates. We base our assessment of whether recovery is probable on the existence of regulatory orders that allow for recovery of certain costs over a specific period, or allow for reconciliation or deferral of certain costs. When a regulatory order for the specific costs does not exist, we use regulatory precedent to determine if recovery is probable. Our operating utilities also record, as regulatory liabilities, obligations to refund previously collected revenue or to spend revenue collected from customers on future costs. The primary items that are not included in rate base or accruing carrying costs are regulatory assets for qualified pension and other postretirement benefits, which reflect unrecognized actuarial gains and losses; debt premium; environmental remediation costs, which are primarily the offset of accrued liabilities for future spending; unfunded future income taxes, which are the offset to the unfunded future deferred income tax liability recorded; asset retirement obligations; hedge losses; and contracts for differences. As of June 30, 2021, the total net amount of these items is an asset of approximately $1,380 million.
CMP Distribution Rate Case
In an order issued on February 19, 2020, the MPUC authorized an increase in CMP's distribution revenue requirement of $17 million, or approximately 7.00%, based on an allowed ROE of 9.25% and a 50.00% equity ratio. The rate increase was effective March 1, 2020. The MPUC also imposed a 1.00% ROE reduction (to 8.25%) for management efficiency associated with CMP’s customer service performance following the implementation of its new billing system in 2017. The management efficiency adjustment will remain in effect until CMP has demonstrated satisfactory customer service performance on four specified service quality measures for a rolling average period of 18 months, which commenced on March 1, 2020. CMP is meeting the required rolling average benchmarks for all four of these quality measures and expects to file with the MPUC in the second half of 2021 to obtain approval for the removal of the management efficiency adjustment.
The order provided additional funding for staffing increases, vegetation management programs and storm restoration costs, while retaining the basic tiered structure for storm cost recovery implemented in the 2014 stipulation. The MPUC order also retained the RDM implemented in 2014. The order denied CMP’s request to increase rates for higher costs associated with services provided by its affiliates and ordered the initiation of a management audit to evaluate whether CMP's current management structure, and the management and other services from its affiliates, are appropriate and in the interest of Maine customers. On July 12, 2021, the management audit report was issued and recommended retaining the current cap on management service costs. The report identified CMP's progress in delivering on several operational outcomes for its customers and recommended additional opportunities for improvement. CMP's comments are due on July 30, 2021, with reply comments due on August 8, 2021.
NYSEG and RG&E Rate Plans
On November 19, 2020, the NYPSC approved a new three-year rate plan for NYSEG & RG&E (2020 Joint Proposal), with modifications to the rate increases at the two electric businesses. The effective date of new tariffs was December 1, 2020 with a make-whole provision back to April 17, 2020. The approved rates facilitate the companies’ transition to a cleaner energy future while allowing for important initiatives such as COVID-19 relief for customers and additional funding for vegetation management, hardening/resiliency and emergency preparedness. The rate plans continue the RAM designed to return or collect certain defined reconciled revenues and costs, have new depreciation rates and continue existing RDMs for each business. The 2020 Joint Proposal bases delivery revenues on an 8.80% ROE and 48.00% equity ratio; however, for the earnings sharing mechanism (ESM), the equity ratio is the lower of the actual equity ratio or 50.00%. The below table provides a summary of the approved delivery rate increases and delivery rate percentages, including rate levelization and excluding energy efficiency, which is a pass-through, for all four businesses. Rate years 2 and 3 commence on May 1, 2021 and 2022, respectively.

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
Connecticut Energy Legislation
On October 7, 2020, the Governor of Connecticut signed into law an energy bill that, among other things, instructs PURA to revise the rate-making structure in Connecticut to adopt performance-based rates for each electric distribution company, increases the maximum civil penalties assessable for failures in emergency preparedness, and provides for certain penalties and reimbursements to customers after storm outages greater than 96 hours and extends rate case timelines.
Pursuant to the legislation, on October 30, 2020, PURA reopened a docket related to new rate design and review, expanding the scope to consider (a) the implementation of an interim rate decrease; (b) low income rates; and (c) economic development rates. Separately, UI was due to make its annual RAM filing on March 8, 2021 for the approval of its RAM Rate Components reconciliations: Generation Services Charges, By-passable Federally Mandated Congestion Costs, System Benefits Charge, Transmission Adjustment Charge and RDM.
On March 9, 2021, UI, jointly with the Office of the CT Attorney General, the Office of CT Consumer Counsel, DEEP and PURA’s Office of Education, Outreach, and Enforcement entered into a settlement agreement and filed a motion to approve the settlement agreement, which addressed issues in both dockets.
In an order dated June 23, 2021, PURA approved the as amended settlement agreement in its entirety and it was executed by the parties. The settlement agreement includes a contribution by UI of $5 million and provides customers rate credits of $50 million while allowing UI to collect $52 million in RAM, all over a 22-month period ending April 2023 and also includes a distribution base rate freeze through April 2023.
PURA Investigation of the Preparation for and Response to the Tropical Storm Isaias and Connecticut Storm Reimbursement Legislation
On August 6, 2020, the PURA opened a docket to investigate the preparation for and response to Tropical Storm Isaias by the electric distribution companies in Connecticut including UI. Following hearings and the submission of testimony, PURA issued a final decision on April 15, 2021, finding that UI “generally met standards of acceptable performance in its preparation and response to Tropical Storm Isaias," subject to certain exceptions noted in the decision, but ordered a 15 basis point reduction to UI’s ROE in its next rate case to incentivize better performance and indicated that penalties could be forthcoming in the penalty phase of the proceedings. On June 11, 2021, UI filed an appeal of PURA's decision with the Connecticut Superior Court. We cannot predict the final outcome of this appeal.
On May 6, 2021, in connection with its findings in the Storm Isaias Docket, PURA issued a Notice of Violation to UI for allegedly failing to comply with standards of acceptable performance in emergency preparation or restoration of service in an emergency and with orders of the Authority, and for violations of accident reporting requirements. PURA assessed a civil penalty in the total amount of $2 million. PURA held a hearing on this matter and, in an order dated July 14, 2021, reduced the civil penalty to approximately $1 million.
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

Regulatory assets as of June 30, 2021 and December 31, 2020, respectively, consisted of:

	June 30,	December 31,
As of	2021	2020
(Millions)
Pension and other post-retirement benefits cost deferrals	$93	$105
Pension and other post-retirement benefits	868	927
Storm costs	451	451
Rate adjustment mechanism	46	33
Revenue decoupling mechanism	62	58
Transmission revenue reconciliation mechanism	36	31
Contracts for differences	81	86
Hardship programs	20	20
Plant decommissioning	2	3
Deferred purchased gas	5	30
Deferred transmission expense	26	26
Environmental remediation costs	241	247
Debt premium	79	83
Unamortized losses on reacquired debt	24	26
Unfunded future income taxes	385	373
Federal tax depreciation normalization adjustment	145	148
Asset retirement obligation	21	21
Deferred meter replacement costs	39	33
COVID-19 cost recovery	12	1
Other	200	180
Total regulatory assets	2,836	2,882
Less: current portion	296	310
Total non-current regulatory assets	$2,540	$2,572
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
“Rate adjustment mechanism” represents an interim rate change to return or collect certain defined reconciled revenues and costs for NYSEG and RG&E. The RAM, when triggered, is implemented in rates on July 1 of each year for return or collection over a twelve-month period.
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
“Environmental remediation costs” includes spending that has occurred and is eligible for future recovery in customer rates. Environmental costs are currently recovered through a reserve mechanism whereby projected spending associated with allowable costs is included in rates with any variance recorded as a regulatory asset or a regulatory liability. The amortization period will be established in future proceedings and will depend upon the timing of spending for the remediation costs. It also includes the anticipated future rate recovery of costs that are recorded as environmental liabilities since these will be recovered when incurred. Because no funds have yet been expended for the regulatory asset related to future spending, it does not accrue carrying costs and is not included within rate base.
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
"COVID-19 cost recovery" represents deferred COVID-19-related costs in the states of Connecticut and New York.
“Other” includes various items subject to reconciliation including excess generation service charge, rate change levelization and deferred property tax.

Regulatory liabilities as of June 30, 2021 and December 31, 2020, respectively, consisted of:

	June 30,	December 31,
As of	2021	2020
(Millions)
Energy efficiency portfolio standard	$53	$58
Gas supply charge and deferred natural gas cost	21	3
Pension and other post-retirement benefits cost deferrals	56	59
Carrying costs on deferred income tax bonus depreciation	30	34
Carrying costs on deferred income tax - Mixed Services 263A	9	11
2017 Tax Act	1,389	1,435
Rate Change Levelization	97	55
Revenue decoupling mechanism	14	9
Accrued removal obligations	1,191	1,184
Asset sale gain account	5	7
Economic development	29	28
Positive benefit adjustment	26	30
Theoretical reserve flow thru impact	8	10
Deferred property tax	26	31
Net plant reconciliation	18	20
Debt rate reconciliation	56	63
Rate refund – FERC ROE proceeding	33	33
Transmission congestion contracts	23	22
Merger-related rate credits	13	14
Accumulated deferred investment tax credits	24	25
Asset retirement obligation	18	18
Earning sharing provisions	11	17
Middletown/Norwalk local transmission network service collections	18	18
Low income programs	30	28
Non-firm margin sharing credits	18	14
New York 2018 winter storm settlement	7	9
Other	203	176
Total regulatory liabilities	3,426	3,411
Less: current portion	303	274
Total non-current regulatory liabilities	$3,123	$3,137
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
"Carrying costs on deferred income tax - Mixed Services 263A" represent the carrying costs benefit of increased accumulated deferred income taxes created by IRC Section 263A. A portion of this balance is amortized through current rates, the remaining portion will be refunded in future periods through future rate cases. The amortization period in current rates is three years and began in 2020.
“2017 Tax Act” represents the impact from remeasurement of deferred income tax balances as a result of the Tax Act enacted by the U.S. federal government on December 22, 2017. Reductions in accumulated deferred income tax balances due to the reduction in the corporate income tax rates from 35% to 21% under the provisions of the Tax Act resulted in amounts previously and currently collected from utility customers for these deferred taxes to be refundable to such customers, generally through reductions in future rates. The NYPSC, MPUC, PURA and DPU instituted separate proceedings in New York, Maine, Connecticut and Massachusetts, respectively, that addressed the implications associated with the Tax Act on the utilities providing service in such states.
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
“Merger-related rate credits” resulted from the acquisition of UIL. This is being used to moderate increases in rates. During both the three and six months ended June 30, 2021 and 2020, $0 and $1 million, respectively, of rate credits were applied against customer bills.
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
"New York 2018 winter storm settlement" represents the settlement amount with the NYPSC following the comprehensive investigation of New York’s major utility companies’ preparation and response to March 2018 storms. The balance is being amortized through current rates over a period of three years, ending in 2023.
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
Restricted cash was $4 million as of both June 30, 2021 and December 31, 2020, and is included in "Other Assets" on our condensed consolidated balance sheets.
The financial instruments measured at fair value as of June 30, 2021 and December 31, 2020, respectively, consisted of:

As of June 30, 2021	Level 1	Level 2	Level 3	Netting	Total
(Millions)
Equity investments with readily determinable fair values	$43	$14	$—	$—	$57
Derivative assets
Derivative financial instruments - power	$27	$48	$112	$(69)	$118
Derivative financial instruments - gas	6	34	14	(39)	15
Contracts for differences	—	—	2	—	2
Derivative financial instruments – Other	—	—	1	—	1
Total	$33	$82	$129	$(108)	$136
Derivative liabilities
Derivative financial instruments - power	$(8)	$(159)	$(65)	$162	$(70)
Derivative financial instruments - gas	—	(9)	(1)	8	(2)
Contracts for differences	—	—	(83)	—	(83)
Derivative financial instruments – Other	—	(35)	—	—	(35)
Total	$(8)	$(203)	$(149)	$170	$(190)

As of December 31, 2020	Level 1	Level 2	Level 3	Netting	Total
(Millions)
Equity investments with readily determinable fair values	$49	$14	$—	$—	$63
Derivative assets
Derivative financial instruments - power	$5	$31	$105	$(54)	$87
Derivative financial instruments - gas	—	24	19	(35)	8
Contracts for differences	—	—	2	—	2
Total	$5	$55	$126	$(89)	$97
Derivative liabilities
Derivative financial instruments - power	$(23)	$(31)	$(23)	$72	$(5)
Derivative financial instruments - gas	(1)	(9)	(2)	9	(3)
Contracts for differences	—	—	(88)	—	(88)
Total	$(24)	$(40)	$(113)	$81	$(96)

The reconciliation of changes in the fair value of financial instruments based on Level 3 inputs for the three and six months ended June 30, 2021 and 2020, respectively, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2021	2020	2021	2020
Fair Value Beginning of Period,	$1	$15	$13	$25
Gains recognized in operating revenues	24	4	35	17
(Losses) recognized in operating revenues	(15)	(3)	(19)	(13)
Total gains recognized in operating revenues	9	1	16	4
Gains recognized in OCI	—	1	1	2
(Losses) recognized in OCI	(30)	(1)	(47)	(6)
Total (losses) recognized in OCI	(30)	—	(46)	(4)
Net change recognized in regulatory assets and liabilities	4	2	5	(1)
Purchases	(4)	1	(4)	1
Settlements	—	(2)	(4)	(8)
Transfers out of Level 3 (a)	—	(1)	—	(1)
Fair Value as of June 30,	$(20)	$16	$(20)	$16
Gains for the period included in operating revenues attributable to the change in unrealized gains relating to financial instruments still held at the reporting date	$9	$1	$16	$4
(a)Transfers out of Level 3 were the result of increased observability of market data.
Level 3 Fair Value Measurement
The table below illustrates the significant sources of unobservable inputs used in the fair value measurement of our Level 3 derivatives and the variability in prices for those transactions classified as Level 3 derivatives.

As of June 30, 2021
Index	Avg.	Max.	Min.
NYMEX ($/MMBtu)	$2.60	$3.74	$1.48
AECO ($/MMBtu)	$1.60	$3.51	$(0.17)
Ameren ($/MWh)	$26.38	$47.90	$14.73
COB ($/MWh)	$35.54	$231.90	$8.20
ComEd ($/MWh)	$24.32	$45.36	$12.65
ERCOT N hub ($/MWh)	$32.42	$196.95	$11.25
ERCOT S hub ($/MWh)	$32.68	$203.37	$11.41
Indiana hub ($/MWh)	$28.41	$49.22	$16.36
Mid C ($/MWh)	$31.91	$229.90	$4.00
Minn hub ($/MWh)	$22.98	$49.15	$11.52
NoIL hub ($/MWh)	$24.20	$44.65	$12.70
PJM W hub ($/MWh)	$28.37	$59.53	$14.28
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

Range at
Unobservable Input	June 30, 2021
Risk of non-performance	0.39% - 0.48%
Discount rate	0.46% - 0.87%
Forward pricing ($ per KW-month)	$2.00 - $4.80
Fair Value of Debt
As of June 30, 2021 and December 31, 2020, debt consisted of the Iberdrola Loan (see Note 14), first mortgage bonds, unsecured pollution control notes and other various non-current debt securities. The estimated fair value of debt was $8,827 million and $12,166 million as of June 30, 2021 and December 31, 2020, respectively. The estimated fair value was determined, in most cases, by discounting the future cash flows at market interest rates. The interest rates used to make these calculations take into account the credit ratings of the borrowers in each case. All debt is considered Level 2 within the fair value hierarchy.
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
(a) Networks activities
The tables below present Networks' derivative positions as of June 30, 2021 and December 31, 2020, respectively, including those subject to master netting agreements and the location of the net derivative positions on our condensed consolidated balance sheets:

As of June 30, 2021	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$28	$7	$6	$1
Derivative liabilities	(7)	(2)	(20)	(70)
	21	5	(14)	(69)
Designated as hedging instruments
Derivative assets	1	—	—	—
Derivative liabilities	—	—	(2)	—
	1	—	(2)	—
Total derivatives before offset of cash collateral	22	5	(16)	(69)
Cash collateral receivable	—	—	—	—
Total derivatives as presented in the balance sheet	$22	$5	$(16)	$(69)

As of December 31, 2020	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$3	$5	$3	$3
Derivative liabilities	(3)	(4)	(34)	(78)
	—	1	(31)	(75)
Designated as hedging instruments
Derivative assets	—	—	—	—
Derivative liabilities	—	—	(1)	—
	—	—	(1)	—
Total derivatives before offset of cash collateral	—	1	(32)	(75)
Cash collateral receivable	—	—	18	1
Total derivatives as presented in the balance sheet	$—	$1	$(14)	$(74)
The net notional volumes of the outstanding derivative instruments associated with Networks' activities as of June 30, 2021 and December 31, 2020, respectively, consisted of:

	June 30,	December 31,
As of	2021	2020
(Millions)
Wholesale electricity purchase contracts (MWh)	5.4	5.6
Natural gas purchase contracts (Dth)	8.2	9.5
Fleet fuel purchase contracts (Gallons)	2.7	2.5
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

The amounts for electricity hedge contracts and natural gas hedge contracts recognized in regulatory liabilities and assets as of June 30, 2021 and December 31, 2020 and amounts reclassified from regulatory assets and liabilities into income for the three and six months ended June 30, 2021 and 2020 are as follows:

(Millions)	Loss or Gain Recognized in Regulatory Assets/Liabilities		Location of Loss (Gain) Reclassified from Regulatory Assets/Liabilities into Income	Loss (Gain) Reclassified from Regulatory Assets/Liabilities into Income
As of				Three Months Ended June 30,		Six Months Ended June 30,
June 30, 2021	Electricity	Natural Gas	2021	Electricity	Natural Gas	Electricity	Natural Gas
Regulatory assets	$—	$—	Purchased power, natural gas and fuel used	$8	$—	$10	$(1)
Regulatory liabilities	$(19)	$(6)
December 31, 2020			2020
Regulatory assets	$17	$1	Purchased power, natural gas and fuel used	$12	$—	$33	$5
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
PURA has determined that costs associated with these CfDs will be fully recoverable by UI and CL&P through electric rates, and UI has deferred recognition of costs (a regulatory asset) or obligations (a regulatory liability), including carrying costs. For those CfDs signed by CL&P, UI records its approximate 20% portion pursuant to the cost-sharing agreement noted above. As of June 30, 2021, UI has recorded a gross derivative asset of $2 million ($0 of which is related to UI’s portion of the CfD signed by CL&P), a regulatory asset of $81 million, a gross derivative liability of $83 million ($80 million of which is related to UI’s portion of the CfD signed by CL&P) and a regulatory liability of $0. As of December 31, 2020, UI had recorded a gross derivative asset of $2 million ($0 of which is related to UI’s portion of the CfD signed by CL&P), a regulatory asset of $86 million, a gross derivative liability of $88 million ($85 million of which is related to UI’s portion of the CfD signed by CL&P) and a regulatory liability of $0.
The unrealized gains and losses from fair value adjustments to these derivatives, which are recorded in regulatory assets, for the three and six months ended June 30, 2021 and 2020, respectively, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(Millions)
Derivative assets	$—	$—	$—	$—
Derivative liabilities	$4	$2	$5	$(1)

Derivatives designated as hedging instruments
The effect of derivatives in cash flow hedging relationships on Other Comprehensive Income (OCI) and income for the three and six months ended June 30, 2021 and 2020, respectively, consisted of:

Three Months Ended June 30,	Gain Recognized in OCI on Derivatives (a)	Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2021
Interest rate contracts	$—	Interest expense	$1	$75
Foreign currency exchange contracts	1		—
Total	$1		$1
2020
Interest rate contracts	$—	Interest expense	$1	$89
Commodity contracts	1	Purchased power, natural gas and fuel used	1	265
Foreign currency exchange contracts	4		—
Total	$5		$2

Six Months Ended June 30,	Gain (Loss) Recognized in OCI on Derivatives (a)	Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2021
Interest rate contracts	$—	Interest expense	$2	$148
Commodity contracts	1	Purchased power, natural gas and fuel used	—	766
Foreign currency exchange contracts	(3)		—
Total	$(2)		$2
2020
Interest rate contracts	$—	Interest expense	$2	$165
Commodity contracts	(1)	Purchased power, natural gas and fuel used	1	740
Foreign currency exchange contracts	(2)		—
Total	$(3)		$3
(a) Changes in accumulated OCI are reported on a pre-tax basis.
As of June 30, 2021 and December 31, 2020, the net loss in accumulated OCI related to previously settled forward starting swaps and accumulated amortization was $49 million and $51 million, respectively. For all the three and six months ended June 30, 2021 and 2020, Networks recorded net derivative losses related to discontinued cash flow hedges of $1 million and $2 million, respectively. Networks will amortize approximately $2 million of discontinued cash flow hedges for the remainder of 2021.
Unrealized losses of $3 million on hedge derivatives are reported in OCI because the forecasted transactions are considered to be probable as of June 30, 2021. Networks expects $1 million of those losses will be reclassified into earnings within the next twelve months. The maximum length of time over which Networks hedges its exposure to the variability in future cash flows for forecasted fleet fuel transactions is 12 months.
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
The net notional volumes of outstanding derivative instruments associated with Renewables' activities as of June 30, 2021 and December 31, 2020, respectively, consisted of:

	June 30,	December 31,
As of	2021	2020
(MWh/Dth in millions)
Wholesale electricity purchase contracts	2	3
Wholesale electricity sales contracts	9	7
Natural gas and other fuel purchase contracts	22	24
Financial power contracts	10	12
Basis swaps – purchases	34	35
Basis swaps – sales	—	2
The fair values of derivative contracts associated with Renewables' activities as of June 30, 2021 and December 31, 2020, respectively, consisted of:

	June 30,	December 31,
As of	2021	2020
(Millions)
Wholesale electricity purchase contracts	$54	$4
Wholesale electricity sales contracts	(83)	11
Natural gas and other fuel purchase contracts	8	—
Financial power contracts	58	66
Basis swaps – purchases	—	7
Total	$37	$88
On May 27, 2021, Renewables entered into a forward interest rate swap, with a total notional amount of $935 million, to hedge the issuance of forecasted variable rate debt. The forward interest rate swap is designated and qualifies as a cash flow hedge. As of June 30, 2021, the fair value of the interest rate swap was a $32 million non-current liability. The gain or loss on the interest rate swap is reported as a component of accumulated OCI and will be reclassified into earnings in the period or periods during which the related interest expense of the forecasted debt is incurred.

The tables below present Renewables' derivative positions as of June 30, 2021 and December 31, 2020, respectively, including those subject to master netting agreements and the location of the net derivative position on our condensed consolidated balance sheets:

As of June 30, 2021	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$61	$78	$51	$11
Derivative liabilities	(8)	(1)	(106)	(17)
	53	77	(55)	(6)
Designated as hedging instruments
Derivative assets	—	—	1	8
Derivative liabilities	(12)	—	(36)	(87)
	(12)	—	(35)	(79)
Total derivatives before offset of cash collateral	41	77	(90)	(85)
Cash collateral (payable) receivable	(3)	(6)	44	27
Total derivatives as presented in the balance sheet	$38	$71	$(46)	$(58)

As of December 31, 2020	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$47	$89	$2	$9
Derivative liabilities	(23)	(2)	(4)	(11)
	24	87	(2)	(2)
Designated as hedging instruments
Derivative assets	8	15	2	7
Derivative liabilities	(5)	(6)	(3)	(10)
	3	9	(1)	(3)
Total derivatives before offset of cash collateral	27	96	(3)	(5)
Cash collateral payable	(9)	(18)	—	—
Total derivatives as presented in the balance sheet	$18	$78	$(3)	$(5)

Derivatives not designated as hedging instruments
The effects of trading and non-trading derivatives associated with Renewables' activities for the three and six months ended June 30, 2021, consisted of:

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Trading	Non-trading	Total amount per income statement	Trading	Non-trading	Total amount per income statement
(Millions)
Operating Revenues
Wholesale electricity purchase contracts	$7	$(1)		$14	$(1)
Wholesale electricity sales contracts	—	(20)		—	(37)
Financial power contracts	(4)	(40)		(9)	(56)
Financial and natural gas contracts	—	(13)		—	(17)
Total gain (loss) included in operating revenues	$3	$(74)	$1,477	$5	$(111)	$3,443

Purchased power, natural gas and fuel used
Wholesale electricity purchase contracts	$—	$27		$—	$37
Financial power contracts	—	5		—	6
Financial and natural gas contracts	—	19		—	23
Total gain included in purchased power, natural gas and fuel used	$—	$51	$265	$—	$66	$766
Total Gain (Loss)	$3	$(23)		$5	$(45)
The effects of trading and non-trading derivatives associated with Renewables' activities for the three and six months ended June 30, 2020, consisted of:

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Trading	Non-trading	Total amount per income statement	Trading	Non-trading	Total amount per income statement
(Millions)
Operating Revenues
Wholesale electricity purchase contracts	$(1)	$—		$(2)	$—
Wholesale electricity sales contracts	2	4		6	15
Financial power contracts	(3)	(8)		(3)	14
Financial and natural gas contracts	—	(5)		—	(5)
Total (loss) gain included in operating revenues	$(2)	$(9)	$1,392	$1	$24	$3,181

Purchased power, natural gas and fuel used
Wholesale electricity purchase contracts	$—	$—		$—	$(11)
Financial power contracts	—	5		—	(1)
Financial and natural gas contracts	—	5		—	3
Total gain (loss) included in purchased power, natural gas and fuel used	$—	$10	$265	$—	$(9)	$740

Total (Loss) Gain	$(2)	$1		$1	$15

Derivatives designated as hedging instruments
The effect of derivatives in cash flow hedging relationships on accumulated OCI and income for the three and six months ended June 30, 2021 and 2020, respectively, consisted of:

Three Months Ended June 30,	(Loss) Gain Recognized in OCI on Derivatives (a)	Location of (Gain) Reclassified from Accumulated OCI into Income	(Gain) Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2021
Interest rate contracts	$(32)	Interest expense	$—	$75
Commodity contracts	(64)	Operating revenues	(5)	$1,477
Total	$(96)		$(5)
2020
Commodity contracts	$1	Operating revenues	$(1)	$1,392

Six Months Ended June 30,	(Loss) Gain Recognized in OCI on Derivatives (a)	Location of (Gain) Reclassified from Accumulated OCI into Income	(Gain) Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2021
Interest rate contracts	$(32)	Interest expense	$—	$148
Commodity contracts	(92)	Operating revenues	(6)	$3,443
Total	$(124)		$(6)
2020
Commodity contracts	$8	Operating revenues	$(1)	$3,181
(a) Changes in OCI are reported on a pre-tax basis.
Amounts are reclassified from accumulated OCI into income in the period during which the transaction being hedged affects earnings or when it becomes probable that a forecasted transaction being hedged would not occur. Notwithstanding future changes in prices, approximately $47 million of losses included in accumulated OCI at June 30, 2021, are expected to be reclassified into earnings within the next twelve months. For all of the three and six months ended June 30, 2021 and 2020, we did not record any net derivative losses related to discontinued cash flow hedges.
(c) Corporate
AVANGRID uses financial derivative instruments from time to time to alter its fixed and floating rate debt balances or to hedge fixed rates in anticipation of future fixed rate issuances.
As of June 30, 2021 and December 31, 2020, the net loss in accumulated OCI related to previously settled interest rate contracts was $52 million and $57 million, respectively. For the three and six months ended June 30, 2021, we amortized into income $3 million and $5 million, respectively, and $2 million and $3 million, respectively, for the three and six months ended June 30, 2020 of the loss related to settled interest rate contracts. We will amortize approximately $5 million of the net loss on the interest rate contracts for the remainder of 2021.
The effect of derivatives in cash flow hedging relationships on accumulated OCI for the three and six months ended June 30, 2021 and 2020, respectively, consisted of:

Three Months Ended June 30,	Gain Recognized in OCI on Derivatives (a)	Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2021
Interest rate contracts	$—	Interest expense	$3	$75
2020
Interest rate contracts	$4	Interest expense	$2	$89

Six Months Ended June 30,	(Loss) Recognized in OCI on Derivatives (a)	Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2021
Interest rate contracts	$—	Interest expense	$5	$148
2020
Interest rate contracts	$(27)	Interest expense	$3	$165
(a) Changes in OCI are reported on a pre-tax basis. The amounts in accumulated OCI are being reclassified into earnings over the underlying debt maturity periods which end in 2025 and 2029.
On July 15, 2021, Corporate entered into an interest rate swap to hedge the fair value of $750 million in existing debt. The interest rate swap is designated and qualifies as a fair value hedge. The change in the fair value of the interest rate swap and the offsetting change in the fair value of the underlying debt will be reported as a component of "Interest expense."
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
The wholesale power supply agreements of UI contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit ratings on senior debt were to fall below investment grade. If such an event had occurred as of June 30, 2021, UI would have had to post an aggregate of approximately $14 million in collateral.
We have various master netting arrangements in the form of multiple contracts with various single counterparties that are subject to contractual agreements that provide for the net settlement of all contracts through a single payment. Those arrangements reduce our exposure to a counterparty in the event of a default on or termination of any single contract. For financial statement presentation purposes, we offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim or the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. As of June 30, 2021 and December 31, 2020, the amount of cash collateral under master netting arrangements that have not been offset against net derivative positions was $57 million and $18 million, respectively. Derivative instruments settlements and collateral payments are included throughout the “Changes in operating assets and liabilities” section of operating activities in our condensed consolidated statements of cash flows.
Certain of our derivative instruments contain provisions that require us to maintain an investment grade credit rating on our debt from each of the major credit rating agencies. If our debt were to fall below investment grade, we would be in violation of those provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit risk related contingent features that are in a liability position as of June 30, 2021 was $15 million, for which we have posted collateral.
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
CMP and UI reserved for refunds for Complaints I, II and III consistent with the FERC’s March 3, 2015 decision in Complaint I. Refunds were provided to customers for Complaint I. The CMP and UI total reserve associated with Complaints II and III is $26 million and $7 million, respectively, as of June 30, 2021, which has not changed since December 31, 2020, except for the accrual of carrying costs. If adopted as final by the FERC, the impact of the initial decision by the FERC administrative law judge would be an additional aggregate reserve for Complaints II and III of $17 million, which is based upon currently available information for these proceedings.
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
On April 15, 2021, the FERC issued a supplemental Notice of Proposed Rulemaking (Supplemental NOPR) that proposes to eliminate the 50 basis-point ROE incentive for utilities who join Regional Transmission Organizations after 3 years of membership. The NETOs submitted initial comments in opposition to the Supplemental NOPR on June 25, 2021. Reply comments are due on July 26, 2021. If the elimination of the 50 basis-point ROE incentive adder becomes final, we estimate we would have an approximately $3 million reduction in earnings per year. We cannot predict the outcome of this proceeding.
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

A hearing was held before a FERC administrative law judge in November and early December 2015. A preliminary proposed ruling by the administrative law judge was issued on April 12, 2016. The proposed ruling found no evidence that Renewables had engaged in any unlawful market conduct that would justify finding the Renewables power purchase agreements unjust and unreasonable. However, the proposed ruling did conclude that the price of the power purchase agreements imposed an excessive burden on customers in the amount of $259 million. Renewables position, as presented at hearings and agreed by the FERC trial staff, is that Renewables entered into bilateral power purchase contracts appropriately and complied with all applicable legal standards and requirements. The parties have submitted briefs on exceptions to the administrative law judge’s proposed ruling to the FERC. In April 2018, Renewables requested, based on the nearly two years of delay from the preliminary proposed ruling and the Supreme Court precedent, that the FERC issue a final decision expeditiously. On June 17, 2021, the FERC issued an Order Establishing Limited Remand remanding the case to the administrative law judge for additional detailed findings and legal analysis with respect to the impact of the conduct of one of the parties other than Renewables on their long-term contracts. The order did not address any of the other findings, including all of the findings with respect to Renewables, which remain pending. There is no specific timetable for the administrative law judge’s ruling. On July 9, 2021, Renewables filed a motion requesting that the FERC expeditiously issue a final decision with respect to the Avangrid Renewables long-term contract rather than waiting for the administrative law judge’s ruling. We cannot predict the outcome of this proceeding.
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
RG&E, Greenlight and Frontier filed respective notices to initiate settlement negotiations with respect to the alleged violations and to extend the deadline for filing a response to the Show Cause Order. The NYPSC granted the extension requests initiating settlement discussions. On or about July 29, 2021, NYDPS and RG&E entered into a joint settlement agreement providing for, among other things, RG&E’s payment of $3 million, which will be used to support the State of New York’s broadband initiative for underserved areas. This settlement amount could increase to a maximum of $5 million if RG&E does not resolve certain identified safety violations caused by Greenlight’s pole attachments on or before December 31, 2021. The NYPSC must approve the settlement. We cannot predict the final outcome of this matter.
Beatrice Corwin Living Irrevocable Trust, by and through Its Authorized Trustee, Robert Corwin v. Iberdrola, S.A., et. al.
On January 8, 2021, the Beatrice Corwin Living Irrevocable Trust, by and through its Authorized Trustee, Robert Corwin filed a complaint in the Supreme Court of the State of New York Westchester County against Iberdrola and the members of the Company’s Board of Directors, as defendants, and the Company, as a nominal defendant with respect to certain counts contained in the complaint. The complaint alleges certain violations of fiduciary duties by Iberdrola and the members of the Company’s Board of Directors related to the existence of certain pre-emptive rights provided to Iberdrola in the Shareholder Agreement between the Company and Iberdrola, dated December 16, 2015, and the binding nature of such rights. On March 29, 2021, the parties stipulated to and requested, and the Supreme Court of the State of New York Westchester County issued an Order providing for, the transfer of the venue of the complaint to the Supreme Court, County of New York. On May 20, 2021, the matter was transferred to New York County and assigned to the Commercial Division of the Supreme Court, County of New York. We cannot predict the outcome of this matter.
Guarantee Commitments to Third Parties
As of June 30, 2021, we had approximately $547 million of standby letters of credit, surety bonds, guarantees and indemnifications outstanding, including $107 million related to Vineyard Wind. These instruments provide financial assurance to the business and trading partners of AVANGRID, its subsidiaries and equity method investees in their normal course of business. The instruments only represent liabilities if AVANGRID or its subsidiaries fail to deliver on contractual obligations. We therefore believe it is unlikely that any material liabilities associated with these instruments will be incurred and, accordingly, as of June 30, 2021, neither we nor our subsidiaries have any liabilities recorded for these instruments.

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
We have recorded an estimated liability of $7 million related to eleven of the twenty-six sites. We have paid remediation costs related to the remaining fifteen sites and do not expect to incur additional liabilities. Additionally, we have recorded an estimated liability of $9 million related to another twelve sites where we believe it is probable that we will incur remediation and/or monitoring costs, although we have not been notified that we are among the potentially responsible parties or that we are regulated under State Resource Conservation and Recovery Act programs. It is possible the ultimate cost to remediate these sites may be significantly more than the accrued amount. Our estimate for costs to remediate these sites ranges from $14 million to $22 million as of June 30, 2021. Factors affecting the estimated remediation amount include the remedial action plan selected, the extent of site contamination, and the allocation of the clean-up costs.
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
Our estimate for all costs related to investigation and remediation of the fifty-three sites ranges from $174 million to $284 million as of June 30, 2021. Our estimate could change materially based on facts and circumstances derived from site investigations, changes in required remedial actions, changes in technology relating to remedial alternatives and changes to current laws and regulations.
Certain of our Connecticut and Massachusetts regulated gas companies own or have previously owned properties where MGPs had historically operated. MGP operations have led to contamination of soil and groundwater with petroleum hydrocarbons, benzene and metals, among other things, at these properties, the regulation and cleanup of which is regulated by the federal Resource Conservation and Recovery Act as well as other federal and state statutes and regulations. Each of the companies has or had an ownership interest in one or more such properties contaminated as a result of MGP-related activities. Under the existing regulations, the cleanup of such sites requires state and at times, federal, regulators’ involvement and approval before cleanup can commence. In certain cases, such contamination has been evaluated, characterized and remediated. In other cases, the sites have been evaluated and characterized, but not yet remediated. Finally, at some of these sites, the scope of the contamination has not yet been fully characterized; no liability was recorded related to these sites as of June 30, 2021 and no amount of loss, if any, can be reasonably estimated at this time. In the past, the companies have received approval for the recovery of MGP-related remediation expenses from customers through rates and will seek recovery in rates for ongoing MGP-related remediation expenses for all of their MGP sites.

As of June 30, 2021 and December 31, 2020, the liability associated with our MGP sites in Connecticut was $95 million and $96 million, respectively, the remediation costs of which could be significant and will be subject to a review by PURA as to whether these costs are recoverable in rates.
Our total recorded liability to investigate and perform remediation at all known inactive MGP sites discussed above and other sites was $295 million and $300 million as of June 30, 2021 and December 31, 2020, respectively. We recorded a corresponding regulatory asset, net of insurance recoveries and the amount collected from FirstEnergy, as described below, because we expect to recover the net costs in rates. Our environmental liability accruals are recorded on an undiscounted basis and are expected to be paid through the year 2052.
FirstEnergy
NYSEG and RG&E each sued FirstEnergy under the Comprehensive Environmental Response, Compensation, and Liability Act to recover environmental cleanup costs at certain former MGP sites, which are included in the discussion above. In 2011, the District Court issued a decision and order in NYSEG’s favor, which was upheld on appeal, requiring FirstEnergy to pay NYSEG for past and future clean-up costs at the sixteen sites in dispute. In 2008, the District Court issued a decision and order in RG&E favor requiring FirstEnergy to pay RG&E for past and future clean-up costs at the two MGP sites in dispute. FirstEnergy remains liable for a substantial share of clean up expenses at the MGP sites. Based on projections as of June 30, 2021, FirstEnergy’s share of clean-up costs owed to NYSEG & RG&E is estimated at approximately $18 million and $7 million, respectively. These amounts are being treated as contingent assets and have not been recorded as either a receivable or a decrease to the environmental provision. Any recovery will be flowed through to NYSEG and RG&E customers, as applicable.
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
In December 2013, Evergreen Power and Asnat filed a subsequent lawsuit related to the English Station site. On April 16, 2018, the plaintiffs filed a revised complaint alleging fraud and unjust enrichment against UIL and UI and adding former UIL officers as named defendants alleging fraud. On February 21, 2019, the court granted our Motion to Strike with respect to all counts except for the count against UI for unjust enrichment. The counts stricken include all counts against the individual defendants as well as against UIL. The plaintiffs appealed the court's decision to strike. On May 4, 2021, the Appeals Court affirmed the court's decision striking the counts. The plaintiffs filed a petition to appeal to the Connecticut Supreme Court, which was denied, leaving only the claim against UI for unjust enrichment. We cannot predict the outcome of this matter.
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
As of June 30, 2021 and December 31, 2020, the amount reserved related to English Station was $21 million and $22 million, respectively. We cannot predict the outcome of this matter.
On April 24, 2020, ACV Environmental Services Company (ACV) filed a lawsuit in Connecticut Superior Court against UI arising out of a contract dispute for services rendered by ACV in the demolition of the Station B at the English Station site. The complaint seeks damages in the amount of $5 million on claims of breach of contract, breach of the covenant of good faith and fair dealing, quantum merit, and unjust enrichment. The claims arise from the alleged non-payment of certain change order requests. The parties have agree to attempt to mediate this matter, but mediation has been unsuccessful to date. We cannot predict the outcome of this matter.
Note 10. Post-retirement and Similar Obligations
During the three and six months ended June 30, 2021, we made $1 million and $14 million, respectively, of pension contributions. We expect to make additional contributions of $60 million for the remainder of 2021.
The components of net periodic benefit cost for pension benefits for the three and six months ended June 30, 2021 and 2020, respectively, consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(Millions)
Service cost	$10	$11	$20	$23
Interest cost	22	27	44	54
Expected return on plan assets	(51)	(50)	(101)	(100)
Amortization of:
Prior service costs	1	—	1	—
Actuarial loss	24	32	59	63
Net Periodic Benefit Cost	$6	$20	$23	$40
The components of net periodic benefit cost for postretirement benefits for the three and six months ended June 30, 2021 and 2020, respectively, consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(Millions)
Service cost	$—	$—	$1	$1
Interest cost	3	3	5	6
Expected return on plan assets	(1)	(2)	(3)	(4)
Amortization of:
Prior service costs	(1)	(2)	(3)	(4)
Actuarial loss	—	1	1	1
Net Periodic Benefit Cost	$1	$—	$1	$—
Note 11. Equity
As of June 30, 2021 and December 31, 2020, we had 116,928 and 413,782 shares of common stock held in trust, respectively, and no convertible preferred shares outstanding. During the three and six months ended June 30, 2021, we released 4,260 and 292,594 shares of common stock held in trust, respectively. During the three and six months ended June 30, 2020, we released 0 and 213 shares of common stock held in trust, respectively. See Note 1 for information on our May 2021 equity issuance.
We maintain a repurchase agreement with J.P. Morgan Securities, LLC. (JPM), pursuant to which JPM will, from time to time, acquire, on behalf of AVANGRID, shares of common stock of AVANGRID. The purpose of the stock repurchase program is to allow AVANGRID to maintain Iberdrola's relative ownership percentage at 81.5%. The stock repurchase program may be suspended or discontinued at any time upon notice. In March 2021, 53,311 shares were repurchased pursuant to the stock repurchase program. As of June 30, 2021, a total of 357,146 shares have been repurchased in the open market, all of which are included as AVANGRID treasury shares. The total cost of all repurchases, including commissions, was $16 million as of June 30, 2021.

Accumulated Other Comprehensive Loss
Accumulated Other Comprehensive Loss for the three and six months ended June 30, 2021 and 2020, respectively, consisted of:

	As of March 31,	Three Months Ended June 30,	As of June 30,	As of March 31,	Three Months Ended June 30,	As of June 30,
	2021	2021	2021	2020	2020	2020
(Millions)
Change in revaluation of defined benefit plans	$(12)	$—	$(12)	$(12)	$—	$(12)
Loss on nonqualified pension plans	(20)	—	(20)	(7)	—	(7)
Unrealized loss from equity method investment, net of income tax benefit of $(4) for 2021 (a)	—	(3)	(3)	—	—	—
Unrealized (loss) gain during period on derivatives qualifying as cash flow hedges, net of income tax (benefit) expense of $(21) for 2021 and $3 for 2020	(62)	(73)	(135)	(36)	7	(29)
Reclassification to net income of losses on cash flow hedges, net of income tax (benefit) expense of $(3) for 2021 and $1 for 2020 (b)	(43)	4	(39)	(61)	1	(60)
(Loss) Gain on derivatives qualifying as cash flow hedges	(105)	(69)	(174)	(97)	8	(89)
Accumulated Other Comprehensive Loss	$(137)	$(72)	$(209)	$(116)	$8	$(108)

	As of December 31,	Six Months Ended June 30,	As of June 30,	As of December 31,	Six Months Ended June 30,	As of June 30,
	2020	2021	2021	2019	2020	2020
(Millions)
Change in revaluation of defined benefit plans	$(12)	$—	$(12)	$(12)	$—	$(12)
Loss on nonqualified pension plans	(20)	—	(20)	(7)	—	(7)
Unrealized loss from equity method investment, net of income tax benefit of $(4) for 2021 (a)	$—	$(3)	$(3)	$—	$—	$—
Unrealized loss during period on derivatives qualifying as cash flow hedges, net of income tax benefit of $(26) for 2021 and $(5) 2020	(35)	(100)	(135)	(13)	(16)	(29)
Reclassification to net income of losses on cash flow hedges, net of income tax (benefit) expense of $(4) for 2021 and $1 for 2020 (b)	(44)	5	(39)	(63)	3	(60)
(Loss) Gain on derivatives qualifying as cash flow hedges	(79)	(95)	(174)	(76)	(13)	(89)
Accumulated Other Comprehensive Loss	$(111)	$(98)	$(209)	$(95)	$(13)	$(108)
(a) Foreign currency contract.
(b) Reclassification is reflected in the operating expenses and interest expense, net of capitalization and line items in our condensed consolidated statements of income.
Note 12. Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to AVANGRID by the weighted-average number of shares of our common stock outstanding. During the three and six months ended June 30, 2021 and 2020, while we did have securities that were dilutive, these securities did not result in a change in our earnings per share calculations.

The calculations of basic and diluted earnings per share attributable to AVANGRID, for the three and six months ended June 30, 2021 and 2020, respectively, consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(Millions, except for number of shares and per share data)
Numerator:
Net income attributable to AVANGRID	$98	$88	$432	$328
Denominator:
Weighted average number of shares outstanding - basic	347,121,197	309,506,595	328,412,163	309,498,838
Weighted average number of shares outstanding - diluted	347,419,064	309,547,451	328,795,944	309,551,660
Earnings per share attributable to AVANGRID
Earnings Per Common Share, Basic	$0.28	$0.28	$1.31	$1.06
Earnings Per Common Share, Diluted	$0.28	$0.28	$1.31	$1.06
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
The chief operating decision maker evaluates segment performance based on segment adjusted net income defined as net income adjusted to exclude restructuring charges, mark-to-market earnings from changes in the fair value of derivative instruments, accelerated depreciation derived from repowering of wind farms, costs incurred in connection with the COVID-19 pandemic and costs incurred related to the PNMR Merger.
Products and services are sold between reportable segments and affiliate companies at cost. Segment income, expense and assets presented in the accompanying tables include all intercompany transactions that are eliminated in our condensed consolidated financial statements. Refer to Note 4 - Revenue for more detailed information on revenue by segment.

Segment information as of and for the three and six months ended June 30, 2021, consisted of:

Three Months Ended June 30, 2021	Networks	Renewables	Other (a)	AVANGRID Consolidated
(Millions)
Revenue - external	$1,218	$258	$1	$1,477
Revenue - intersegment	1	—	(1)	—
Depreciation and amortization	149	100	1	250
Operating income (loss)	147	(16)	—	131
Earnings (losses) from equity method investments	5	(1)	—	4
Interest expense, net of capitalization	53	—	22	75
Income tax expense (benefit)	24	(21)	7	10
Adjusted net income	$108	$41	$(26)	$122

Six Months Ended June 30, 2021	Networks	Renewables	Other (a)	AVANGRID Consolidated
(Millions)
Revenue - external	$2,791	$651	$1	$3,443
Revenue - intersegment	1	—	(1)	—
Depreciation and amortization	305	191	1	497
Operating income	460	76	1	537
Earnings (losses) from equity method investments	7	(2)	—	5
Interest expense, net of capitalization	106	—	42	148
Income tax expense (benefit)	66	(30)	(12)	24
Adjusted net income	337	164	(25)	476
Capital expenditures	971	293	—	1,264
As of June 30, 2021
Property, plant and equipment	17,872	9,767	9	27,648
Equity method investments	142	574	—	716
Total assets	$25,257	$12,106	$1,287	$38,650
(a) Includes Corporate and intersegment eliminations.

Segment information for the three and six months ended June 30, 2020 and as of December 31, 2020, consisted of:

Three Months Ended June 30, 2020	Networks	Renewables	Other (a)	AVANGRID Consolidated
(Millions)
Revenue - external	$1,120	$272	$—	$1,392
Revenue - intersegment	1	—	(1)	—
Depreciation and amortization	147	94	1	242
Operating income	148	4	3	155
Earnings (losses) from equity method investments	3	(1)	—	2
Interest expense, net of capitalization	68	(1)	22	89
Income tax expense (benefit)	12	(16)	(2)	(6)
Adjusted net income	$82	$30	$(14)	$98

Six Months Ended June 30, 2020	Networks	Renewables	Other (a)	AVANGRID Consolidated
(Millions)
Revenue - external	$2,581	$600	$—	$3,181
Revenue - intersegment	1	—	(1)	—
Depreciation and amortization	295	197	1	493
Operating income	457	17	8	482
Earnings (losses) from equity method investments	5	(9)	—	(4)
Interest expense, net of capitalization	136	—	29	165
Income tax expense (benefit)	55	(46)	(3)	6
Adjusted net income	280	76	(22)	334
Capital expenditures	830	515	—	1,345
As of December 31, 2020
Property, plant and equipment	17,079	9,662	10	26,751
Equity method investments	134	534	—	668
Total assets	$24,592	$12,867	$364	$37,823
(a) Includes Corporate and intersegment eliminations.
Reconciliation of Adjusted Net Income to Net Income attributable to AVANGRID for the three and six months ended June 30, 2021 and 2020, respectively, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(Millions)
Adjusted Net Income Attributable to Avangrid, Inc.	$122	$98	$476	$334
Adjustments:
Mark-to-market earnings - Renewables (1)	(21)	(2)	(41)	16
Restructuring charges (2)	—	(1)	—	(4)
Accelerated depreciation from repowering (3)	—	4	—	(6)
Impact of COVID-19 (4)	(9)	(13)	(15)	(13)
Merger costs (5)	(3)	—	(4)	—
Income tax impact of adjustments	9	3	16	2
Net Income Attributable to Avangrid, Inc.	$98	$88	$432	$328
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

(5)Pre-merger costs incurred.
Note 14. Related Party Transactions
We engage in related party transactions that are generally billed at cost and in accordance with applicable state and federal commission regulations.
Related party transactions for the three and six months ended June 30, 2021 and 2020, respectively, consisted of:

Three Months Ended June 30,	2021		2020
(Millions)	Sales To	Purchases From	Sales To	Purchases From
Iberdrola Renovables Energía, S.L.	$—	$(3)	$—	$(2)
Iberdrola Financiación, S.A.	$—	$(1)	$—	$(1)
Iberdrola	$—	$(14)	$—	$(11)
Vineyard Wind	$4	$—	$2	$—
Iberdrola Solutions	$1	$(1)	$—	$—
Other	$—	$—	$—	$(1)

Six Months Ended June 30,	2021		2020
(Millions)	Sales To	Purchases From	Sales To	Purchases From
Iberdrola Renovables Energía, S.L.	$—	$(5)	$—	$(4)
Iberdrola Financiación, S.A.	$—	$(3)	$—	$(2)
Iberdrola	$—	$(27)	$—	$(21)
Vineyard Wind	$8	$—	$4	$—
Iberdrola Solutions	$8	$(39)	$—	$—
Other	$1	$(1)	$—	$(1)
Related party balances as of June 30, 2021 and December 31, 2020, respectively, consisted of:

As of	June 30, 2021		December 31, 2020
(Millions)	Owed By	Owed To	Owed By	Owed To
Iberdrola	$2	$(21)	$2	$(43)
Iberdrola Renovables Energía, S.L.	$—	$(5)	$—	$—
Iberdrola Financiación, S.A.	$—	$(3)	$—	$(6)
Vineyard Wind	$8	$—	$4	$—
Iberdrola Solutions	$1	$(2)	$5	$—
Other	$—	$(1)	$1	$(1)
On December 14, 2020, AVANGRID and Iberdrola, our majority shareholder, entered into an intra-group loan agreement which provided AVANGRID with an unsecured subordinated loan in an aggregate principal amount of $3,000 million (the Iberdrola Loan). The Iberdrola Loan was repaid with the proceeds of the common share issuance described in Note 1.
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
We have a bi-lateral demand note agreement with Iberdrola Solutions, LLC, which had notes payable and notes receivable balances of $1 million and $5 million, respectively, as of June 30, 2021 and December 31, 2020. Renewables also has financial forward power contracts with Iberdrola Solutions to hedge Renewables' merchant wind exposure in Texas.
There have been no guarantees provided or received for any related party receivables or payables. These balances are unsecured and are typically settled in cash. Interest is not charged on regular business transactions but is charged on outstanding loan balances. There have been no impairments or provisions made against any affiliated balances.
AVANGRID manages its overall liquidity position as part of the Iberdrola Group and is a party to a liquidity agreement with a financial institution, along with certain members of the Iberdrola Group. Cash surpluses remaining after meeting the liquidity requirements of AVANGRID and its subsidiaries may be deposited at the financial institution. Deposits, or credit balances, serve as collateral against the debit balances of other parties to the liquidity agreement. The balance at both June 30, 2021 and December 31, 2020, was zero.
AVANGRID has a credit facility with Iberdrola Financiacion, S.A.U., a company of the Iberdrola Group. The facility has a limit of $500 million and matures on June 18, 2023. AVANGRID pays a facility fee of 10.5 basis points annually on the facility. As of June 30, 2021 and December 31, 2020, there was no outstanding amount under this credit facility.
See Note 19 - Equity Method Investments for more information on Vineyard Wind, LLC (Vineyard Wind).
Note 15. Other Financial Statement Items
Accounts receivable and unbilled revenue, net
Accounts receivable and unbilled revenues, net as of June 30, 2021 and December 31, 2020 consisted of:

As of	June 30, 2021	December 31, 2020
(Millions)
Trade receivables and unbilled revenues	$1,244	$1,295
Allowance for credit losses	(150)	(108)
Accounts receivable and unbilled revenues, net	$1,094	$1,187
The change in the allowance for credit losses for the three and six months ended June 30, 2021 and 2020 consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2021	2020	2021	2020
As of Beginning of Period,	$135	$73	$108	$69
Current period provision	26	22	65	41
Write-off as uncollectible	(11)	(10)	(23)	(25)
As of June 30,	$150	$85	$150	$85
The Deferred Payment Arrangements (DPA) receivable balance was $105 million and $78 million at June 30, 2021 and December 31, 2020, respectively. The allowance for credit losses for DPAs at June 30, 2021 and December 31, 2020 was $62 million and $48 million respectively. Furthermore, the change in the allowance for credit losses associated with the DPAs for the three and six months ended June 30, 2021 was $9 million and $14 million, respectively, and for both the three and six months ended June 30, 2020, was $1 million.
Prepayments and other current assets
Included in prepayments and other current assets are $111 million and $135 million of prepaid other taxes as of June 30, 2021 and December 31, 2020, respectively.
Property, plant and equipment and intangible assets
The accumulated depreciation and amortization as of June 30, 2021 and December 31, 2020, respectively, were as follows:

	June 30,	December 31,
As of	2021	2020
(Millions)
Property, plant and equipment
Accumulated depreciation	$10,185	$9,799
Intangible assets
Accumulated amortization	$326	$319
As of June 30, 2021 and 2020, accrued liabilities for property, plant and equipment additions were $296 million and $356 million, respectively.
Debt
As of June 30, 2021 and December 31, 2020, "Notes Payable" consisted of $0 and $309 million, respectively, of commercial paper outstanding, presented net of discounts on our condensed consolidated balance sheets.
Our $500 million credit facility was scheduled to mature on June 28, 2021. We terminated this facility on April 28, 2021.

Disposition
On May 13, 2021, Renewables sold 100% of its ownership interest in two solar projects located in Nevada to Primergy Hot Pot Holdings LLC for total consideration of $35 million and recognized a gain of $3 million, net of tax. The pre-tax gain of $4 million is recorded in "Operating revenues" in our condensed consolidated statements of income. The total consideration includes variable consideration that Renewables could receive based on the achievement of certain regulatory and project development milestones. The transaction was accounted for as an asset sale.
Note 16. Income Tax Expense
The effective tax rates, inclusive of federal and state income tax, for the three and six months ended June 30, 2021, were 10.6% and 5.6%, respectively. The effective tax rates for the three and six months ended June 30, 2021, are below the federal statutory tax rate of 21%, primarily due to the recognition of production tax credits associated with wind production and the effect of the excess deferred tax amortization resulting from the Tax Act.
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
On February 15, 2021 and March 15, 2021, 1,181,031 and 75,000 PSUs, respectively, were granted to certain officers and employees of AVANGRID with achievement measured based on certain performance and market-based metrics for the 2021 to 2022 performance period. The PSUs will be payable in three equal installments, net of applicable taxes, in 2023, 2024 and 2025. The fair value of the PSUs on the grant date was $36.22 per share. The fair value of the PSUs was determined using valuation techniques to forecast possible future stock prices, applying a weighted average historical stock price volatility of AVANGRID and industry companies, a risk-free rate of interest that is equal, as of the grant date, to the yield of the zero-coupon U.S. Treasury bill and a reduction for the respective dividend yield calculated based on the most recently quarterly dividend payment and the stock price as of the grant date. The expense is recognized on a straight-line basis over the requisite service period of approximately four years based on expected achievement.
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
In June 2021, 17,500 RSUs were granted to an officer of AVANGRID with immediate vesting. The fair value on the grant date was determined based on a price of $53.59 per share. The RSU grant was settled, net of applicable taxes, by issuing 9,390 shares of common stock.
Phantom Share Units
In March 2020, 167,060 Phantom Shares were granted to certain AVANGRID executives and employees. These awards vest in three equal installments in 2020, 2021 and 2022 and will be settled in a cash amount equal to the number of Phantom Shares multiplied by the closing share price of AVANGRID’s common stock on the respective vesting dates, subject to continued employment. The liability of these awards is measured based on the closing share price of AVANGRID’s common stock at each reporting date until the date of settlement. In March 2021, $2 million was paid to settle the second installment under this plan. As of both June 30, 2021 and December 31, 2020, the total liability was $2 million, which is included in other current liabilities.
Total stock-based compensation expense, which is included in "Operations and maintenance" in our condensed consolidated statements of income, for the three and six months ended June 30, 2021 was $5 million and $9 million, respectively, and for the three and six months ended June 30, 2020 was $4 million and $11 million, respectively.
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
The assets and liabilities of the VIEs totaled approximately $1,706 million and $78 million, respectively, at June 30, 2021. As of December 31, 2020, the assets and liabilities of VIEs totaled approximately $1,713 million and $107 million, respectively. At June 30, 2021 and December 31, 2020, the assets and liabilities of the VIEs consisted primarily of property, plant and equipment.
At June 30, 2021, El Cabo Wind, LLC (El Cabo), Patriot Wind Farm LLC (Patriot) and Aeolus VII are our consolidated VIEs.
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

Vineyard Wind acquired a second offshore easement contract from BOEM. Renewables initially contributed $100 million to Vineyard Wind to acquire the easement contract, which was proportionally more than CIP's contribution. Pursuant to a joint bidding agreement between Renewables and CIP, CIP had the option to reimburse Renewables an amount, plus interest, to restore its 50% interest in the easement contract. In December 2020, CIP exercised this option and reimbursed Renewables $33 million, plus interest.
As of June 30, 2021, under the provisions of the LLC agreement, Renewables has contributed $308 million to Vineyard Wind, net of reimbursement by CIP. We expect to provide additional capital contributions.
Vineyard Wind is considered a VIE because it cannot finance its activities without additional support from its owners or third parties. Renewables is not the primary beneficiary since it does not have a controlling interest in Vineyard Wind, and therefore we do not consolidate Vineyard Wind. As of June 30, 2021 and December 31, 2020, the carrying amount of Renewables' investment in Vineyard Wind was $293 million and $245 million.
Note 20. Subsequent Event
On July 12, 2021, the board of directors of AVANGRID declared a quarterly dividend of $0.44 per share on its common stock. This dividend is payable on October 1, 2021 to shareholders of record at the close of business on September 3, 2021.

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
AVANGRID has approximately $39 billion in assets and operations in 24 states concentrated in our two primary lines of business - Avangrid Networks and Avangrid Renewables. Avangrid Networks owns eight electric and natural gas utilities, serving approximately 3.3 million customers in New York and New England. Avangrid Renewables owns and operates 8.6 gigawatts of electricity capacity, primarily through wind and solar power, with a presence in 22 states across the United States. AVANGRID supports the achievement of the Sustainable Development Goals approved by the member states of the United Nations, was named among the World’s Most Ethical companies in 2021 for the third consecutive year by the Ethisphere Institute and is listed by Forbes and Just Capital as one of the 2021 Just 100, an annual ranking of the most just U.S. public companies. AVANGRID employs approximately 7,000 people. Iberdrola S.A., or Iberdrola, a corporation (sociedad anónima) organized under the laws of the Kingdom of Spain, a worldwide leader in the energy industry, directly owns 81.5% of the outstanding shares of AVANGRID common stock. AVANGRID's primary businesses are described below.
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
Through Networks, we own electric generation, transmission and distribution companies and natural gas distribution, transportation and sales companies in New York, Maine, Connecticut and Massachusetts, delivering electricity to approximately 2.3 million electric utility customers and delivering natural gas to approximately 1.0 million natural gas utility customers as of June 30, 2021.
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
Renewables has a combined wind, solar and thermal installed capacity of 8,577 megawatts, or MW, as of June 30, 2021, including Renewables’ share of joint projects, of which 7,754 MW was installed wind capacity. As of June 30, 2021, approximately 70% of the capacity was contracted for an average period of 9.2 years, and 18% of production was hedged.

Being among the top three largest wind operators in the United States based on installed capacity as of June 30, 2021, Renewables strives to lead the transformation of the U.S. energy industry to a sustainable, competitive, clean energy future. Renewables installed capacity includes 65 wind farms and four solar facilities in 21 states across the United States.
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
In connection with the Texas Weather Event, more than 150 defendants including certain Renewables subsidiaries in Texas were named in a civil petition filed in Texas state court by more than 160 plaintiffs alleging a variety of legal theories, including negligence and gross negligence, product liability and strict liability, strict liability-abnormally dangerous activity, negligent misrepresentation, misrepresentation, fraud, civil conspiracy, breach of continuing duty to warn, breach of express warranties and breach of implied warranty of fitness for a particular purpose. A second lawsuit was filed in Texas state court in April 2021 naming more than a hundred defendants including certain Renewables subsidiaries in Texas based on similar theories of liability. We cannot predict the outcome of these matters.
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
On February 12, 2021, the shareholders of PNMR approved the proposed Merger. As of June 30, 2021, the Merger has obtained all regulatory approvals except from NMPRC. The Merger is expected to close in the second half of 2021 and is subject to certain conditions including certain regulatory approvals and entry into agreements providing for, and to making filings required to, exit from all ownership interests in the Four Corners Power Plant and certain other customary closing conditions.
In connection with the Merger, purported shareholders of PNMR have filed lawsuits against PNMR and the members of the PNMR board of directors under the federal securities laws, challenging the adequacy of the disclosures made in PNMR’s proxy statement in connection with the Merger or otherwise. Five lawsuits were filed in the United States District Court for the Southern District of New York and one was filed in the United States District Court for the Eastern District of New York. The lawsuits pending in the Southern District of New York were consolidated and the five plaintiffs filed notices of voluntary dismissal and the cases were dismissed in April. The remaining case is pending in the Eastern District of New York and PNMR and the members of the PNMR board have not yet been served. We cannot predict the outcome of this lawsuit.
COVID-19
The COVID-19 pandemic continues to cause global economic disruption and volatility in financial markets and the United States economy. AVANGRID is one of the many companies providing essential services during this national emergency and we communicate regularly with federal and state authorities and industry resources to ensure a coordinated response. We continue to operate pursuant to our business continuity and emergency response plans in order to provide safe and reliable service to our customers and support our operational needs while managing the impacts of the COVID-19 pandemic and begin recovery from the pandemic. We deployed COVID-19 safety protocols for our front-line essential workers and, where possible, moved employees to remote work. We continue to monitor developments affecting both our workforce and our customers and will take precautions that we determine are necessary or appropriate. We continue to regularly communicate with our customers regarding the tools and resources available and to help our customers stay informed during this public health crisis. In addition to measures to protect our workforce and critical operations, we established a cross-functional task force that is planning for a safe and effective return to office. AVANGRID continues to actively monitor potential supply chain and transportation disruptions that could impact the Company’s operations and will implement plans to address any such impacts on our business.
While we have developed and implemented and continue to develop and implement health and safety protocols, business continuity plans and emergency response plans in an effort to mitigate the negative impact of COVID-19 to our employees, customers and business, the extent of the impact of the pandemic on our business and financial results will continue to depend on numerous evolving factors that we are not able to accurately predict and which will vary by jurisdiction, including the duration and scope of the pandemic, the emergence of new variants of the virus, the likelihood of a resurgence of positive cases, the development and availability of effective treatments and vaccines, the speed at which such vaccines are administered, economic conditions during and after the pandemic, and governmental actions that have been taken, or may be taken in the future, in response to the pandemic. We will continue to actively monitor the situation and may take further actions that may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and shareholders.
We have not yet experienced a materially adverse impact to our business, results of operations or financial condition, however, given the uncertain scope and duration of the COVID-19 outbreak and its potential effects on our business, we currently cannot predict if there will be materially adverse impacts to our business, results of operations or financial condition in the future.
Summary of Results of Operations
Our operating revenues increased by 6%, from $1,392 million for the three months ended June 30, 2020 to $1,477 million for the three months ended June 30, 2021.
Networks business revenues increased mainly due to rate case activity in New York, which was approved November 19, 2020. Renewables revenues decreased mainly due to unfavorable mark to market, or MtM, changes on energy derivative transactions entered into for economic hedging purposes along with decrease in wind generation output in the period.
Net income attributable to AVANGRID increased by 11% from $88 million for the three months ended June 30, 2020 to $98 million for the three months ended June 30, 2021, primarily due to higher Networks revenues from the New York rate case activity in the period.
Adjusted net income (a non-GAAP financial measure) increased by 25% from $98 million for the three months ended June 30, 2020 to $122 million for the three months ended June 30, 2021. The increase is primarily due to a $26 million increase in Renewables driven primarily by thermal and power trading revenue due to higher average prices in the period, a $11 million increase in Networks driven primarily by new rate case activity in New York which was approved November 19, 2020, offset by $12 million decrease in Corporate mainly driven by unfavorable tax expense in the period.
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
Vineyard Wind 1 Federal Approval
On May 11, 2021, the U.S. Bureau of Ocean Energy Management, or BOEM, issued its Record of Decision, or ROD, approving Vineyard Wind 1, an 800 MW offshore wind project that is part of our joint venture Vineyard Wind, LLC.
In July 2021, a lawsuit was filed against BOEM, the U.S. Fish and Wildlife Service, NOAA Fisheries Directorate, U.S. Army Corps of Engineers and the U.S. Department of the Interior challenging the approval of the proposed Vineyard Wind 1 Project. We cannot predict the outcome of this proceeding.
Customer Disconnections
Due to the COVID-19 pandemic, all of our regulated utilities suspended customer disconnections commencing in March 2020. In New York, we had voluntarily suspended disconnections for non-payment. The New York state legislature passed a bill stating moratoriums on residential customer disconnections shall remain in place until 180 days after the COVID-19 state of emergency in New York is lifted, which occurred on June 24, 2021. Due to the winter disconnection moratorium period, disconnections will not be able to resume until April 2022.
In Connecticut and Maine, regulatory orders for COVID-19 disconnection moratoriums ceased on November 1, 2020. Disconnections in Maine resumed after the winter disconnection moratorium period ended in April 2021. In Connecticut, residential disconnections have not yet been authorized and commercial disconnections were authorized to resume June 15, 2021.
CMP Metering and Billing Investigation
On February 19, 2020, the MPUC issued an order in CMP’s distribution rate case proceeding and on February 24, 2020 issued an order in the metering and billing investigation. Each order reflected the MPUC’s conclusion that CMP’s Metering and Billing system is accurately reporting data, there is no systemic root cause for high usage complaints and errors related to CMP’s metering and billing system are localized and random, not systemic. However, the MPUC orders imposed a reduction of 100 basis points in ROE, as a management efficiency adjustment, to address the MPUC Commissioners’ concerns with CMP’s customer service implementation and performance following the launch of its new billing system in 2017. The management efficiency adjustment will remain in effect until CMP has demonstrated satisfactory customer service performance on four specified service quality measures for a rolling average period of 18 months, which commenced on March 1, 2020. CMP is meeting the required rolling average benchmarks for all four of these quality measures and expects to file with the MPUC in the second half of 2021 to obtain approval for the removal of the management efficiency adjustment.
CMP Standard Offer Uncollectible Adder Investigation
On August 19, 2020, the MPUC issued a Notice of Investigation to open an investigation into whether the uncollectible adder to CMP’s standard offer retainage account for the residential and small non-residential standard offer customer class should be increased for standard offer electricity-supply rates that will go into effect January 1, 2022. The investigation also included a review of CMP’s credit and collection practices.
On June 22, 2021, CMP and the Maine Office of the Public Advocate executed and filed with the MPUC a Stipulation resolving all matters in this proceeding, which requires CMP credit the residential and small non-residential standard-offer retainage account up to $4 million depending on the amount of net write-offs in 2021. On June 29, 2021, the MPUC issued an Order Approving Stipulation pursuant to which the MPUC approved the Stipulation and closed the investigation.
Power Tax Audits
Previously, CMP, NYSEG and RG&E implemented Power Tax software to track and measure their respective deferred tax amounts. In connection with this change, we identified historical updates needed with deferred taxes recognized by CMP, NYSEG and RG&E and increased our deferred tax liabilities, with a corresponding increase to regulatory assets, to reflect the updated amounts calculated by the Power Tax software. Since 2015, the NYPSC and MPUC accepted certain adjustments to deferred taxes and associated regulatory assets for this item in recent distribution rate cases, resulting in regulatory asset balances of approximately $145 million and $148 million, respectively, for this item at June 30, 2021 and December 31, 2020.
CMP began recovering its regulatory asset in 2020. In 2017, the NYPSC commenced an audit of the power tax regulatory assets. On January 11, 2018, the NYPSC issued an order opening an operations audit on NYSEG and RG&E and certain other New York utilities regarding tax accounting. The NYPSC audit report is expected to be completed during 2021.

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
On January 8, 2020, the Maine Land Use Planning Commission, or LUPC, granted the LUPC Certification for the NECEC. The Maine Department of Environmental Protection, or MDEP, granted Site Location of Development Act, Natural Resources Protection Act, and Water Quality Certification permits for the NECEC by an Order dated May 11, 2020. The MDEP Order has been appealed by certain intervenors. The appeals are currently pending before the Maine Board of Environmental Protection and the Maine Superior Court. In addition, certain intervenors have appealed MDEP’s December 4, 2020 Order approving the transfer of the permits for the project to NECEC Transmission LLC and MDEP’s May 7, 2021 Order approving certain minor revisions. These appeals are currently pending before the Maine Board of Environmental Protection. Certain parties to the MDEP proceedings requested the stay of the MDEP permits during the pendency of the appeals. The motions to stay were denied by the MDEP Commissioner in August 2020. On November 2, 2020, a motion to stay the MDEP permits was filed before the Maine Superior Court by certain parties. In January 2021, the Maine Superior Court denied the motion for a stay. On May 27, 2021, and July 14, 2021, certain parties requested, again, that the MDEP stay the permits granted for the NECEC based on allegations of permit violations by NECEC Transmission LLC. We cannot predict the outcome of these proceedings.
On November 6, 2020, the project received the required approvals from the U.S. Army Corps of Engineers, or Army Corps, pursuant to Section 10 of the Rivers and Harbor Act of 1899 and Section 404 of the Clean Water Act. A complaint for declaratory and injunctive relief asking the court to vacate or remand the Section 404 Clean Water Act permit for the NECEC project filed by three environmental groups is currently pending before the District Court in Maine. A related request for preliminary injunction seeking to enjoin construction of the NECEC was denied by the District Court on December 16, 2020. That denial was appealed to the First Circuit Court of Appeals. On December 21, 2020, plaintiffs filed a motion for emergency injunction pending appeal in the District Court. The District Court denied that motion on December 23, 2020. On December 30, 2020, plaintiffs filed an emergency motion for injunction with the First Circuit Court seeking to enjoin construction in Segment 1 of the project pending their appeal of the District Court's denial of a preliminary injunction. On January 15, 2021, the First Circuit Court granted the motion temporarily enjoining construction in Segment 1 of the NECEC project. On May 13, 2021, the First Circuit Court of Appeals affirmed the District Court’s decision to deny the plaintiffs request for preliminary injunction and vacated the emergency injunction issued on January 15, 2021.
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
On January 14, 2021, the DOE issued a Presidential Permit granting permission to NECEC Transmission LLC to construct, operate, maintain and connect electric transmission facilities at the international border of the United States and Canada. On March 26, 2021, the plaintiffs challenging the Army Corps permit filed a motion for leave before the District Court in Maine to supplement their complaint to add claims against DOE in connection with the Presidential Permit. On April 20, 2021, the District Court granted the plaintiffs motion to amend the complaint. On April 22, 2021 the plaintiffs filed their amended complaint asking the court, among other things, to vacate, set aside, remand or stay the Presidential Permit. We cannot predict the outcome of these proceedings.
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
At the municipal level, the project plans to apply for and obtain local approvals from organized towns gradually, based on the project’s construction sequence and schedule. Nineteen towns have granted municipal approvals to date. Construction of the NECEC project started in January 2021 and commercial operation is expected in 2023. As of June 30, 2021, we have capitalized approximately $350 million for the NECEC project.
PURA Investigation of the Preparation for and Response to the Tropical Storm Isaias
On August 6, 2020, the PURA opened a docket to investigate the preparation for and response to Tropical Storm Isaias by the electric distribution companies in Connecticut including UI. Following hearings and the submission of testimony, PURA issued a final decision on April 15, 2021, finding that UI “generally met standards of acceptable performance in its preparation and response to Tropical Storm Isaias," subject to certain exceptions noted in the decision, but ordered a 15 basis point to UI's ROE in its next rate case to incentivize better performance and indicated that penalties could be forthcoming in the penalty phase of the proceedings. On June 11, 2021, UI filed an appeal of PURA’s decision with the Connecticut Superior Court. We cannot predict the final outcome of this investigation or potential penalties that may be assessed.
On May 6, 2021, in connection with its findings in the Storm Isaias Docket, PURA issued a Notice of Violation to UI for allegedly failing to comply with standards of acceptable performance in emergency preparation or restoration of service in an emergency and with orders of the Authority, and for violations of accident reporting requirements. PURA assessed a civil penalty in the total amount of $2 million. PURA held a hearing on this matter and, in an order dated July 14, 2021, reduced the civil penalty to approximately $1 million.
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
Pursuant to the legislation, on October 30, 2020, PURA re-opened a docket related to new rate designs and review, expanding the scope to consider (a) the implementation of an interim rate decrease; (b) low income rates; and (c) economic development rates. Separately, UI was due to make its annual rate adjustment mechanism, or RAM, filing on March 8, 2021 for the approval of its RAM Rate Components reconciliations: Generation Services Charges, By-passable Federally Mandated Congestion Costs, System Benefits Charge, Transmission Adjustment Charge and Revenue Decoupling Mechanism.
On March 9, 2021, UI, jointly with the Office of the CT Attorney General, the Office of CT Consumer Counsel, DEEP and PURA’s Office of Education, Outreach, and Enforcement entered into a settlement agreement and filed a motion to approve the settlement agreement.
In an order dated June 23, 2021, PURA approved the as amended settlement agreement in its entirety and it was executed by the parties. The settlement agreement includes a contribution by UI of $5 million and provides customers rate credits of $50 million while allowing UI to collect $52 million in RAM, all over a 22-month period ending April 2023 and also includes a distribution base rate freeze through April 2023.
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

CMP Generator Interconnection Investigation
On February 10, 2021, two solar developer associations petitioned the MPUC to open an investigation into CMP’s generator interconnection practices and the estimates CMP provided to developers related to expected interconnection costs. On April 6, 2021, the MPUC issued a Notice of Formal Investigation related to the prudency and reasonableness of CMP’s actions with respect to the interconnection of generation to its distribution system. The Hearing Examiner in the matter has issued a Procedural Order setting a discovery schedule, CMP has responded to data requests and a technical conference has been conducted. We cannot predict the outcome of this investigation or any potential penalties that may be assessed.
Results of Operations
The following tables set forth financial information by segment for each of the periods indicated:

	Three Months Ended				Three Months Ended
	June 30, 2021				June 30, 2020
	Total	Networks	Renewables	Other(1)	Total	Networks	Renewables	Other(1)
	(in millions)
Operating Revenues	$1,477	$1,219	$258	$—	$1,392	$1,121	$272	$(1)
Operating Expenses
Purchased power, natural gas and fuel used	265	236	29	—	265	207	58	—
Operations and maintenance	676	544	128	4	584	486	102	(4)
Depreciation and amortization	250	149	100	1	242	147	94	1
Taxes other than income taxes	155	143	17	(5)	146	133	14	(1)
Total Operating Expenses	1,346	1,072	274	—	1,237	973	268	(4)
Operating Income	131	147	(16)	—	155	148	4	3
Other Income (Expense)
Other income (expense)	34	26	7	1	2	2	(1)	1
Earnings (losses) from equity method investments	4	5	(1)	—	2	3	(1)	—
Interest expense, net of capitalization	(75)	(53)	—	(22)	(89)	(68)	1	(22)
Income (Loss) Before Income Tax	94	125	(10)	(21)	70	85	3	(18)
Income tax expense (benefit)	10	24	(21)	7	(6)	12	(16)	(2)
Net Income (Loss)	84	101	11	(28)	76	73	19	(16)
Net loss attributable to noncontrolling interests	14	—	14	—	12	—	12	—
Net Income (Loss) Attributable to Avangrid, Inc.	$98	$101	$25	$(28)	$88	$73	$31	$(16)

	Six Months Ended				Six Months Ended
	June 30, 2021				June 30, 2020
	Total	Networks	Renewables	Other(1)	Total	Networks	Renewables	Other(1)
	(in millions)
Operating Revenues	$3,443	$2,792	$651	$—	$3,181	$2,582	$600	$(1)
Operating Expenses
Purchased power, natural gas and fuel used	766	685	81	—	740	601	139	—
Operations and maintenance	1,318	1,050	267	1	1,154	952	211	(9)
Depreciation and amortization	497	305	191	1	493	295	197	1
Taxes other than income taxes	325	292	36	(3)	312	277	36	(1)
Total Operating Expenses	2,906	2,332	575	(1)	2,699	2,125	583	(9)
Operating Income	537	460	76	1	482	457	17	8
Other Income (Expense)
Other income (expense)	35	32	1	2	(1)	—	5	(6)
Earnings (losses) from equity method investments	5	7	(2)	—	(4)	5	(9)	—
Interest expense, net of capitalization	(148)	(106)	—	(42)	(165)	(136)	—	(29)
Income (Loss) Before Income Tax	429	393	75	(39)	312	326	13	(27)
Income tax expense (benefit)	24	66	(30)	(12)	6	55	(46)	(3)
Net Income (Loss)	405	327	105	(27)	306	271	59	(24)
Net loss (income) attributable to noncontrolling interests	27	(1)	28	—	22	(1)	23	—
Net Income (Loss) Attributable to Avangrid, Inc.	$432	$326	$133	$(27)	$328	$270	$82	$(24)
(1)"Other" represents Corporate and intersegment eliminations.
Comparison of Period to Period Results of Operations
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Operating Revenues
Our operating revenues increased by $85 million, or 6%, from $1,392 million for the three months ended June 30, 2020 to $1,477 million for the three months ended June 30, 2021, as detailed by segment below:
Networks
Operating revenues increased by $98 million, or 9%, from $1,121 million for the three months ended June 30, 2020 to $1,219 million for the three months ended June 30, 2021. Electricity and gas revenues increased by $22 million, primarily due to new rate case activity in New York which was approved November 19, 2020, a $16 million favorable impact from COVID-19 deferrals during the period in New York and Connecticut (in Connecticut this is included in the revenue decoupling mechanism), a $12 million favorable impact from transmission offset by $4 million of other decreases. Electricity and gas revenues changed due to the following items that have offsets within the income statement: an increase of $29 million in purchased power and purchased gas (offset in purchased power), an increase of $37 million in flow through amortizations (offset in operating expenses), offset by a decrease of $14 million in flow through amortizations ($8 million offset in income tax expense and $6 million offset in other income).
Renewables
Operating revenues decreased by $14 million, or 5%, from $272 million for the three months ended June 30, 2020 to $258 million for the three months ended June 30, 2021. The decrease in operating revenue is primarily driven by unfavorable MtM changes of $60 million on energy derivative transactions entered into for economic hedging purposes and a decrease of $20 million driven by 276 GWh lower wind generation output in the current period, offset by a $22 million increase in merchant prices and $27 million in favorable thermal and power trading driven by higher average prices in the period, $7 million from curtailment payments, $4 million from the sale of assets and $6 million of other increases.
Purchased Power, Natural Gas and Fuel Used
Our purchased power, natural gas and fuel used was at $265 million for both the three months ended June 30, 2021 and 2020, as detailed by segment below:

Networks
Purchased power, natural gas and fuel used increased by $29 million, or 14%, from $207 million for the three months ended June 30, 2020 to $236 million for the three months ended June 30, 2021. The increase is primarily driven by a $23 million increase in average commodity prices and an overall increase in electricity and gas units procured due to higher degree days along with a $6 million increase in other power supply purchases in the period.
Renewables
Purchased power, natural gas and fuel used decreased by $29 million, or 50%, from $58 million for the three months ended June 30, 2020 to $29 million for the three months ended June 30, 2021. The decrease is primarily due to favorable MtM changes on derivatives of $41 million due to market price changes in the period, offset by an increase of $12 million in power purchases and transmission costs in the period.
Operations and Maintenance
Operations and maintenance expenses increased by $92 million, or 16%, from $584 million for the three months ended June 30, 2020 to $676 million for the three months ended June 30, 2021, as detailed by segment below:
Networks
Operations and maintenance expenses increased by $58 million, or 12%, from $486 million for the three months ended June 30, 2020 to $544 million for the three months ended June 30, 2021. The increase is driven by $9 million of increased personnel expenses, a $3 million increase in uncollectible expenses, an increase of $37 million in flow through amortizations (which is offset in revenue) and $10 million of reclassifications (offset in other income), offset by $1 million of other decreases.
Renewables
Operations and maintenance expenses increased by $26 million, or 25%, from $102 million for the three months ended June 30, 2020 to $128 million for the three months ended June 30, 2021. The increase is primarily due to a $3 million increase in bad debt provision in the period, $3 million of higher land rents driven by new sites, $6 million of increased costs resulting from higher maintenance costs in the period, $7 million increase driven by higher personnel costs primarily attributable to new capacity, $6 million of reclassifications (offset in other income) and $1 million of other increases.
Depreciation and Amortization
Depreciation and amortization for the three months ended June 30, 2021 was $250 million compared to $242 million for the three months ended June 30, 2020, representing an increase of $8 million. The increase is primarily due to an increase of $4 million in depreciation expense from plant additions in Networks and Renewables in the period and a $4 million increase driven by accelerated depreciation from the repowering of wind farms in Renewables recorded in the same period of 2020 .
Other Income (Expense) and Earnings (Losses) from Equity Method Investments
Other income (expense) and equity earnings (losses) increased by $34 million from $4 million for the three months ended June 30, 2020 to $38 million for the three months ended June 30, 2021. The change is primarily due to an $8 million favorable increase in allowance for equity funds used during construction, an $11 million favorable change in the non-service component of pension expense driven by revised actuarial studies in Networks (which is partially offset in revenue), $10 million of Networks reclassifications (offset in operating expenses), $2 million of favorable equity earnings in the period, and $6 million of Renewables reclassifications (offset in operating expenses) offset by $3 million other unfavorable decreases.
Interest Expense, Net of Capitalization
Interest expense for the three months ended June 30, 2021 and 2020 was $75 million and $89 million, respectively. The change is primarily due to a decrease of $16 million of interest expense at Networks ($6 million of favorable carrying charges and $10 million favorable regulatory amortizations), offset by a $1 million increase in Other due to increased debt.
Income Tax Expense
The effective tax rates, inclusive of federal and state income tax, for the three months ended June 30, 2021 and 2020, were 10.6% and (8.6)%, respectively, which are lower than the federal statutory tax rate of 21%, primarily due to the recognition of production tax credits associated with wind production and the effect of the excess deferred tax amortization resulting from the Tax Act.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Operating Revenues
Our operating revenues increased by $262 million, or 8%, from $3,181 million for the six months ended June 30, 2020 to $3,443 million for the six months ended June 30, 2021, as detailed by segment below:
Networks
Operating revenues increased by $210 million, or 8%, from $2,582 million for the six months ended June 30, 2020 to $2,792 million for the six months ended June 30, 2021. Electricity and gas revenues increased by $48 million, primarily due to new rate case activity in New York which was approved November 19, 2020, a $6 million favorable impact from a pension deferral write-off recorded in the same period of 2020, $21 million favorable impact from a COVID-19 deferral during the period in New York and Connecticut (in Connecticut this is included in the revenue decoupling mechanism), $12 million favorable impact from transmission, offset by $4 million of other decreases. Electricity and gas revenues changed due to the following items that have offsets within the income statement: an increase of $84 million in purchased power and purchased gas (offset in purchased power), an increase of $76 million in flow through amortizations (offset in operating expenses), offset by a decrease of $33 million in flow through amortizations ($21 million offset in income tax expense and $12 million offset in other income).
Renewables
Operating revenues increased by $51 million, or 9%, from $600 million for the six months ended June 30, 2020, to $651 million for the six months ended June 30, 2021. The increase in operating revenues was primarily due to a $156 million increase in merchant prices driven mainly by higher demand during the Texas storm in the first quarter of 2021, $43 million in favorable thermal and power trading driven by higher average prices in the period, $16 million from curtailment payments, $4 million from the sale of assets, and $8 million from other, offset by unfavorable MtM changes of $133 million on energy derivative transactions entered for economic hedging purposes, and a decrease of $43 million driven by 955 GWh lower wind generation output in the current period.
Purchased Power, Natural Gas and Fuel Used
Purchased power, natural gas and fuel used increased by $26 million, or 4%, from $740 million for the six months ended June 30, 2020 to $766 million for the six months ended June 30, 2021, as detailed by segment below:
Networks
Purchased power, natural gas and fuel used increased by $84 million, or 14%, from $601 million for the six months ended June 30, 2020 to $685 million for the six months ended June 30, 2021. The increase is primarily driven by a $71 million increase in average commodity prices and an overall increase in electricity and gas units procured due to higher degree days along with a $13 million increase in other power supply purchases in the period.
Renewables
Purchased power, natural gas and fuel used decreased by $58 million, or 42%, from $139 million for the six months ended June 30, 2020 to $81 million for the six months ended June 30, 2021. The decrease is primarily due to favorable MtM changes on derivatives of $75 million due to market price changes in the period, offset by an increase of $17 million in power purchases and transmission costs in the period.
Operations and Maintenance
Operations and maintenance expenses increased by $164 million, or 14%, from $1,154 million for the six months ended June 30, 2020 to $1,318 million for the six months ended June 30, 2021, as detailed by segment below:
Networks
Operations and maintenance expenses increased by $98 million, or 10%, from $952 million for the six months ended June 30, 2020 to $1,050 million for the six months ended June 30, 2021. The increase is driven by $9 million of increased personnel expenses, a $8 million increase in uncollectible expenses and $5 million of other increases. In addition, there were increases of $76 million in flow through amortizations (which is offset in revenue).
Renewables
Operations and maintenance expenses increased by $56 million, or 27%, from $211 million for the six months ended June 30, 2020 to $267 million for the six months ended June 30, 2021. The increase is primarily due to a $19 million increase in bad debt provision driven mainly by the increased provisions during the Texas storm in the first quarter of 2021, $12 million of higher land rents driven by new sites, $10 million of increased costs resulting from higher maintenance costs in the period, $8 million increase driven by higher personnel costs primarily attributable to new capacity, $6 million due to the write-off of certain development projects in Renewables in the period.
Depreciation and Amortization
Depreciation and amortization for the six months ended June 30, 2021 was $497 million compared to $493 million for the six months ended June 30, 2020, an increase of $4 million. The increase is driven by $16 million from plant additions in Networks and Renewables in the period, offset by a $6 million decrease driven by accelerated depreciation from the repowering of wind farms recorded in the same period of 2020 and $6 million decrease driven by amortization of a deferred gain.
Other Income (Expense) and Earnings (Losses) from Equity Method Investments
Other income (expense) and equity earnings (losses) increased by $45 million from $(5) million for the six months ended June 30, 2020 to $40 million for the six months ended June 30, 2021. The change is primarily due to a $13 million favorable increase in allowance for equity funds used during construction, a $22 million favorable change in the non-service component of pension expense driven by revised actuarial studies in Networks (which is partially offset within revenue), $9 million of favorable equity earnings in the period and $1 million favorable other increases.
Interest Expense, Net of Capitalization
Interest expense for the six months ended June 30, 2021 and 2020 was $148 million and $165 million, respectively. The change is primarily due to a decrease of $24 million of interest expense at Networks ($9 million of favorable carrying charges, $20 million favorable regulatory amortizations, offset by unfavorable $4 million interest expense from increased debt), offset by a $6 million increase in Other due to increased debt.
Income Tax
The effective tax rates, inclusive of federal and state income tax, for the six months ended June 30, 2021 and 2020 was 5.6% and 1.9%, respectively, which are lower than the federal statutory tax rate of 21%, primarily due to the recognition of production tax credits associated with wind production and the effect of the excess deferred tax amortization resulting from the Tax Act.
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
We define adjusted net income as net income adjusted to exclude restructuring charges, mark-to-market earnings from changes in the fair value of derivative instruments used by AVANGRID to economically hedge market price fluctuations in related underlying physical transactions for the purchase and sale of electricity, accelerated depreciation derived from repowering of wind farms, costs incurred in connection with the COVID-19 pandemic and costs incurred related to the PNMR Merger. We believe adjusted net income is more useful in understanding and evaluating actual and projected financial performance and contribution of AVANGRID core lines of business and to more fully compare and explain our results. The most directly comparable U.S. GAAP measure to adjusted net income is net income. We also define adjusted earnings per share, or adjusted EPS, as adjusted net income converted to an earnings per share amount.
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
The following tables provide a reconciliation between Net Income attributable to AVANGRID and non-GAAP measures Adjusted Net Income, Adjusted EBITDA and Adjusted EBITDA with Tax Credits by segment for the three and six months ended June 30, 2021 and 2020, respectively:

	Three Months Ended June 30, 2021				Six Months Ended June 30, 2021
	Total	Networks	Renewables	Corporate*	Total	Networks	Renewables	Corporate*
	(in millions)				(in millions)
Net Income Attributable to Avangrid, Inc.	$98	$101	$25	$(29)	$432	$326	$133	$(28)
Adjustments:
Mark-to-market earnings – Renewables	21	—	21	—	41	—	41	—
Impact of COVID-19	9	9	—	—	15	15	—	—
Merger costs	3	—	—	3	4	—	—	4
Income tax impact of adjustments (1)	(9)	(2)	(6)	(1)	(16)	(4)	(11)	(1)
Adjusted Net Income (2)	$122	$108	$41	$(26)	$476	$337	$164	$(25)

Net (loss) income attributable to noncontrolling interests	(14)	—	(14)	—	(27)	1	(28)	—
Income tax expense (benefit)	19	26	(14)	7	40	70	(18)	(12)
Depreciation and amortization	250	149	100	1	497	305	191	1
Interest expense, net of capitalization	75	53	(1)	23	148	106	(1)	43
Other (income) expense	(34)	(26)	(7)	(1)	(35)	(32)	(1)	(2)
(Earnings) losses from equity method investments	(4)	(5)	1	—	(5)	(7)	2	—
Adjusted EBITDA (3)	$414	$305	$105	$4	$1,094	$780	$309	$5

Retained PTCs and ITCs	53	—	53	—	103	—	103	—
PTCs allocated to tax equity investors	19	—	19	—	41	—	41	—
Adjusted EBITDA with Tax Credits (3)	$486	$305	$177	$4	$1,238	$780	$453	$5

	Three Months Ended June 30, 2020				Six Months Ended June 30, 2020
	Total	Networks	Renewables	Corporate*	Total	Networks	Renewables	Corporate*
	(in millions)				(in millions)
Net Income (Loss) Attributable to Avangrid, Inc.	$88	$73	$31	$(15)	$328	$270	$82	$(24)
Adjustments:
Mark-to-market earnings - Renewables	2	—	2	—	(16)	—	(16)	—
Restructuring charges	1	1	—	—	4	2	1	—
Accelerated depreciation from repowering	(4)	—	(4)	—	6	—	6	—
Impact of COVID-19	13	11	—	2	13	11	—	2
Income tax impact of adjustments (1)	(3)	(3)	—	—	(2)	(4)	2	—
Adjusted Net Income (2)	$98	$82	$30	$(14)	$334	$280	$76	$(22)

Net (loss) income attributable to noncontrolling interests	(12)	—	(12)	—	(22)	1	(23)	—
Income tax expense (benefit)	(3)	15	(16)	(2)	8	59	(48)	(3)
Depreciation and amortization	246	147	98	1	487	295	191	1
Interest expense, net of capitalization	89	68	(1)	22	165	136	—	29
Other (income) expense	2	2	(1)	1	1	—	(5)	6
(Earnings) losses from equity method investments	2	3	(1)	—	4	(5)	9	—
Adjusted EBITDA (3)	$422	$317	$96	$8	$977	$765	$200	$11

Retained PTCs and ITCs	45	—	45	—	89	—	89	—
PTCs allocated to tax equity investors	15	—	15	—	32	—	32	—
Adjusted EBITDA with Tax Credits (3)	$482	$317	$156	$8	$1,097	$765	$320	$11
(1)Income tax impact of adjustments: 2021 - $(6) million and $(11) million from MtM earnings, $(2) million and $(4) million from impact of COVID-19 and $(1) million and $(1) million from merger costs of for the three and six months ended June 30, 2021, respectively; 2020 - $(1) million and $4 million from MtM earnings, $0 and $(1) million from restructuring charges, $1 million and $(2) million from accelerated depreciation from repowering and $(3) million and $(3) million from impact of COVID-19 for the three and six months ended June 30, 2020, respectively.
(2)Adjusted Net Income is a non-GAAP financial measure and is presented after excluding restructuring charges, accelerated depreciation derived from repowering of wind farms, costs incurred in connection with the COVID-19 pandemic, the impact from mark-to-market activities in Renewables and costs incurred related to the PNMR Merger.
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
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Adjusted net income
Our adjusted net income increased by $25 million, or 25%, from $98 million for the three months ended June 30, 2020 to $122 million for the three months ended June 30, 2021. The increase is primarily due to a $26 million increase in Renewables driven primarily by thermal and power trading revenue due to higher average prices in the period, a $11 million increase in Networks driven primarily by new rate case activity in New York which was approved November 19, 2020, offset by $12 million decrease in Corporate mainly driven by unfavorable tax expense in the period.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Adjusted net income
Our adjusted net income increased by $142 million, or 43%, from $334 million for the six months ended June 30, 2020 to $476 million for the six months ended June 30, 2021. The increase is primarily due to a $88 million increase in Renewables driven by higher merchant pricing mainly from the Texas weather event, a $57 million increase in Networks driven primarily by new rate case activity in New York which was approved November 19, 2020, offset by $3 million decrease in Corporate mainly driven by interest expense from increased debt in the period.

The following tables reconcile Net Income attributable to AVANGRID to Adjusted Net Income (non-GAAP), and EPS attributable to AVANGRID to adjusted EPS (non-GAAP) for the three and six months ended June 30, 2021 and 2020, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2021	2020	2021	2020
Networks	$101	$73	$326	$270
Renewables	25	31	133	82
Corporate (1)	(29)	(15)	(28)	(24)
Net Income	$98	$88	$432	$328
Adjustments:
Mark-to-market earnings - Renewables (2)	21	2	41	(16)
Restructuring charges (3)	—	1	—	4
Accelerated depreciation from repowering (4)	—	(4)	—	6
Impact of COVID-19 (5)	9	13	15	13
Merger costs (6)	3	—	4	—
Income tax impact of adjustments	(9)	(3)	(16)	(2)
Adjusted Net Income (7)	$122	$98	$476	$334

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Networks	$0.29	$0.24	$0.99	$0.87
Renewables	0.07	0.10	0.41	0.27
Corporate (1)	(0.08)	(0.05)	(0.08)	(0.08)
Net Income	$0.28	$0.28	$1.31	$1.06
Adjustments:
Mark-to-market earnings - Renewables (2)	0.06	0.01	0.13	(0.05)
Restructuring charges (3)	—	—	—	0.01
Accelerated depreciation from repowering (4)	—	(0.01)	—	0.02
Impact of COVID-19 (5)	0.03	0.04	0.05	0.04
Merger costs (6)	0.01	—	0.01	—
Income tax impact of adjustments	(0.03)	(0.01)	(0.05)	(0.01)
Adjusted Earnings Per Share (7)	$0.35	$0.32	$1.45	$1.08
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
(6)Pre-merger costs incurred.
(7)Adjusted net income and adjusted earnings per share are non-GAAP financial measures and are presented after excluding restructuring charges, accelerated depreciation derived from repowering of wind farms, costs incurred in connection with the COVID-19 pandemic, the impact from mark-to-market activities in Renewables and costs incurred related to the PNMR Merger.
Liquidity and Capital Resources
Our operations, capital investment and business development require significant short-term liquidity and long-term capital resources. Historically, we have used cash from operations and borrowings under our credit facilities and commercial paper program as our primary sources of liquidity. Our long-term capital requirements have been met primarily through retention of earnings, equity issuances and borrowings in the investment grade debt capital markets. Continued access to these sources of liquidity and capital are critical to us. Risks may increase due to circumstances beyond our control, such as a general disruption of the financial markets and adverse economic conditions.

We and our subsidiaries are required to comply with certain covenants in connection with our respective loan agreements. The covenants are standard and customary in financing agreements, and we and our subsidiaries were in compliance with such covenants as of June 30, 2021.
Liquidity Position
We manage our overall liquidity position as part of the group of companies controlled by Iberdrola, or the Iberdrola Group, and are a party to a liquidity agreement with Bank of America, N.A. along with certain members of the Iberdrola Group. The liquidity agreement aids the Iberdrola Group in efficient cash management and reduces the need for external borrowing by the pool participants. Parties to the agreement, including us, may deposit funds with or borrow from the financial institution, provided that the net balance of funds deposited or borrowed by all pool participants in the aggregate is not less than zero. The balance was $0 at both June 30, 2021 and December 31, 2020. Any deposit amounts would be reflected on our condensed consolidated balance sheets under cash and cash equivalents because our deposited surplus funds under the cash pooling agreement are highly-liquid short-term investments.
We optimize our liquidity within the United States through a series of arms-length intercompany lending arrangements with our subsidiaries and among our regulated utilities to provide for lending of surplus cash to subsidiaries with liquidity needs, subject to the limitation that the regulated utilities may not lend to unregulated affiliates. These arrangements minimize overall short-term funding costs and maximize returns on the temporary cash investments of the subsidiaries. We have the capacity to borrow up to $2.5 billion from the lenders committed to the AVANGRID Credit Facility and $500 million from an Iberdrola Group Credit Facility, each of which are described below.
The following table provides the components of our liquidity position as of June 30, 2021 and December 31, 2020, respectively:

	As of June 30,	As of December 31,
	2021	2020
	(in millions)
Cash and cash equivalents	$1,729	$1,463
AVANGRID Credit Facility	2,500	2,500
2020 Credit Facility	—	500
Iberdrola Group Credit Facility	500	500
Less: borrowings	—	(309)
Total	$4,729	$4,654
AVANGRID Commercial Paper Program
AVANGRID has a commercial paper program with a limit of $2 billion that is backstopped by the AVANGRID Credit Facility (described below). As of both June 30, 2021 and July 29, 2021, there was $0 of commercial paper outstanding.
AVANGRID Credit Facility
AVANGRID and its subsidiaries, NYSEG, RG&E, CMP, UI, CNG, SCG and BGC, each of which are joint borrowers, have a revolving credit facility with a syndicate of banks, or the AVANGRID Credit Facility, that provides for maximum borrowings of up to $2.5 billion in the aggregate.
Under the terms of the AVANGRID Credit Facility, each joint borrower has a maximum borrowing entitlement, or sublimit, which can be periodically adjusted to address specific short-term capital funding needs, subject to the maximum limit contained in the agreement. On June 29, 2020, we entered into an amendment to the AVANGRID Credit Facility, which reduced AVANGRID's maximum sublimit from $2.0 billion to $1.5 billion and added minimum sublimits for each joint borrower other than AVANGRID. Under the AVANGRID Credit Facility, each of the borrowers will pay an annual facility fee that is dependent on their credit rating. As of June 30, 2021, the facility fees ranged from 10.0 to 17.5 basis points. The AVANGRID Credit Facility matures on June 29, 2024. As of both June 30, 2021 and July 29, 2021, we had no borrowings outstanding under this credit facility.
Since the AVANGRID credit facility is also a backstop to the AVANGRID commercial paper program, the total amount available under the facility as of both June 30, 2021 and July 29, 2021, was $2,500 million.

2020 Credit Facility
During 2020, we entered into a revolving credit agreement with several lenders, or the 2020 Credit Facility, that provides maximum borrowings up to $500 million. The 2020 Credit Facility was scheduled to mature on June 28, 2021. We terminated this facility on April 28, 2021.
Iberdrola Group Credit Facility
AVANGRID has a credit facility with Iberdrola Financiacion, S.A.U., a company of the Iberdrola Group. The facility has a limit of $500 million and matures on June 18, 2023. AVANGRID pays a facility fee of 10.5 basis points annually. As of both June 30, 2021 and July 29, 2021, we had no borrowings outstanding under this credit facility.
Capital Resources
On May 18, 2021, we issued 77,821,012 shares of common stock in two private placements. Iberdrola purchased 63,424,125 shares and Hyde Member LLC, a Delaware limited liability company and a wholly owned subsidiary of Qatar Investment Authority, purchased 14,396,887 shares of our common stock, par value $0.01 per share, at the purchase price of $51.40 per share, which was the closing price of the shares of our common stock on the NYSE as of May 11, 2021. Proceeds of the private placements were $4,000 million. $3,000 million of the proceeds were used to repay the Iberdrola Loan. After the effect of the private placements, Iberdrola retained its 81.5% ownership interest in AVANGRID.
Capital Requirements
We expect to fund our capital requirements, including, without limitation, any quarterly shareholder dividends and capital investments primarily from the cash provided by operations of our businesses and through the access to the capital markets in the future. We have revolving credit facilities, as described above, to fund short-term liquidity needs and we believe that we will continue to have access to the capital markets as long-term growth capital is needed. To date, the Company has not experienced limitations in our ability to access these sources of liquidity in connection with the COVID-19 pandemic. While taking into consideration the current economic environment, management expects that we will continue to have sufficient liquidity and financial flexibility to meet our business requirements.
We expect to incur approximately $1.5 billion in capital expenditures through the remainder of 2021.
Cash Flows
Our cash flows depend on many factors, including general economic conditions, regulatory decisions, weather, commodity price movements and operating expense and capital spending control.
The following is a summary of the cash flows by activity for the six months ended June 30, 2021 and 2020, respectively:

	Six Months Ended
	June 30,
	2021	2020
	(in millions)
Net cash provided by operating activities	$851	$884
Net cash used in investing activities	(1,001)	(1,352)
Net cash provided by financing activities	416	335
Net increase (decrease) in cash, cash equivalents and restricted cash	$266	$(133)
Operating Activities
The cash from operating activities for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 decreased by $33 million, primarily attributable to higher operations and maintenance expenses in the period.
Investing Activities
For the six months ended June 30, 2021, net cash used in investing activities was $1,001 million, which was comprised of $1,264 million of capital expenditures partially offset by $231 million of other investments and equity method investments, $21 million of contributions in aid of construction, $5 million of proceeds from the sale of assets and $4 million of distributions received from equity method investments.
For the six months ended June 30, 2020, net cash used in investing activities was $1,352 million, which was comprised of $1,345 million of capital expenditures and $37 million of other investments and equity method investments, partially offset by $19 million of contributions in aid of construction and $8 million of proceeds from the sale of assets.

Financing Activities
For the six months ended June 30, 2021, financing activities provided $416 million in cash reflecting primarily proceeds from private placements of $4 billion in connection with share issuance and contribution from non-controlling interests of $10 million in the period, offset by a net decrease in non-current debt with affiliate and current notes payable of $3.3 billion, dividends of $272 million and distributions to non-controlling interests of $5 million.
For the six months ended June 30, 2020, financing activities provided $335 million in cash reflecting primarily a contribution from non-controlling interests of $312 million and a net increase in non-current debt and current notes payable of $308 million, offset by distributions to non-controlling interests of $4 million, payments on finance leases of $6 million and dividends of $272 million.
Off-Balance Sheet Arrangements
There have been no material changes in our off-balance sheet arrangements during the six months ended June 30, 2021 as compared to those reported for the fiscal year ended December 31, 2020 in our Form 10-K.
Contractual Obligations
As part of the NECEC project, NECEC Transmission LLC and/or CMP committed to approximately $90 million of future payments to support various programs in the state of Maine. There have been no other material changes in contractual and contingent obligations during the six months ended June 30, 2021 as compared to those reported for the fiscal year ended December 31, 2020 in our Form 10-K.
Critical Accounting Policies and Estimates
We have prepared the accompanying condensed consolidated financial statements provided herein in accordance with U.S. GAAP. In preparing the accompanying condensed consolidated financial statements, our management has made certain estimates and assumptions that affect the reported amounts of assets, liabilities, stockholders’ equity, revenues and expenses and the disclosures thereof. The accounting policies and related risks described in our Form 10-K are those that depend most heavily on these judgments and estimates. We continue to utilize information reasonably available to us; however, the business and economic uncertainty resulting from COVID-19 has made such estimates and assumptions more difficult to assess and calculate. Impacted estimates include, but are not limited to, evaluations of certain long-lived assets and goodwill for impairment, expected credit losses and potential regulatory deferral or recovery of certain costs. While there were no material impacts from COVID-19 on financial results, actual results could differ from those estimates, which could result in material impacts to our consolidated financial statements in future reporting periods. The other notable changes to the significant accounting policies described in our Form 10-K for the fiscal year ending December 31, 2020, are with respect to our adoption of the new accounting pronouncements described in the Note 3 of our condensed consolidated financial statements for the six months ended June 30, 2021.
New Accounting Standards
We review new accounting standards to determine the expected financial effect, if any, that the adoption of each such standard will have. The new accounting pronouncements we have adopted as of January 1, 2021, and reflected in our condensed consolidated financial statements are described in Note 3 of our condensed consolidated financial statements for the six months ended June 30, 2021.

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
•the ability to recruit and retain a highly qualified and diverse workforce in the competitive labor market;
•changes in amount, timing or ability to complete capital projects;
•adverse developments in general market, business, economic, labor, regulatory and political conditions including, without limitation, the impacts of inflation, deflation and changing prices and labor costs;
•the impacts of climate changed, fluctuations in weather patterns and extreme weather events;
•technological developments;
•the impact of extraordinary external events, such as any cyber breaches or other incidents, grid disturbances, acts of war or terrorism, civil or social unrest, natural disasters, pandemic health events or other similar occurrences;
•the impact of any change to applicable laws and regulations affecting the ownership and operations of electric and gas utilities and renewable energy generation facilities, respectively, including, without limitation, those relating to the environment and climate change, taxes, price controls, regulatory approval and permitting;
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
•adverse publicity or other reputational harm; and
•other presently unknown unforeseen factors.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our market risk during the six months ended June 30, 2021, as compared to those reported for the fiscal year ended December 31, 2020 in our Form 10-K.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
The following documents are included as exhibits to this Form 10-Q:

Exhibit Number	Description

4.1	Share Purchase Agreement, effective as of May 12, 2021, between Iberdrola, S.A. and Avangrid, Inc.*

4.2	Share Purchase Agreement, effective as of May 12, 2021, between Hyde Member LLC and Avangrid, Inc.*

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*Filed herewith.
†Compensatory plan or agreement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Avangrid, Inc.

Date: July 30, 2021	By:	/s/ Dennis V. Arriola
Dennis V. Arriola
Director and Chief Executive Officer

Date: July 30, 2021	By:	/s/ Douglas K. Stuver
Douglas K. Stuver
Senior Vice President - Chief Financial Officer