Form 10-Q
period 2021-09-30
Avangrid, Inc.
filed 2021-10-29
CIK 1634997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of October 28, 2021, the registrant had 387,204,556 shares of common stock, par value $0.01, outstanding.

Avangrid, Inc.
REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2021

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Avangrid, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(Millions, except for number of shares and per share data)
Operating Revenues	$1,598	$1,470	$5,041	$4,651
Operating Expenses
Purchased power, natural gas and fuel used	319	259	1,085	999
Operations and maintenance	727	634	2,045	1,788
Depreciation and amortization	259	255	756	748
Taxes other than income taxes	155	157	480	469
Total Operating Expenses	1,460	1,305	4,366	4,004
Operating Income	138	165	675	647
Other Income and (Expense)
Other income	13	16	48	15
(Losses) earnings from equity method investments	(1)	1	4	(3)
Interest expense, net of capitalization	(70)	(86)	(218)	(251)
Income Before Income Tax	80	96	509	408
Income tax (benefit) expense	(24)	15	—	21
Net Income	104	81	509	387
Net loss attributable to noncontrolling interests	7	6	34	28
Net Income Attributable to Avangrid, Inc.	$111	$87	$543	$415
Earnings Per Common Share, Basic	$0.29	$0.28	$1.56	$1.34
Earnings Per Common Share, Diluted	$0.29	$0.28	$1.56	$1.34
Weighted-average Number of Common Shares Outstanding:
Basic	387,321,484	309,491,082	348,264,388	309,496,234
Diluted	387,676,085	309,550,126	348,714,535	309,554,838
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(Millions)
Net Income	$104	$81	$509	$387
Other Comprehensive Income (Loss)
Unrealized loss from equity method investment, net of income taxes of $1 and $0 for the three months ended, respectively, and $(3) and $0 for the nine months ended, respectively	(6)	—	(9)	—
Unrealized loss during the period on derivatives qualifying as cash flow hedges, net of income tax of $(23) and $(3) for the three months ended, respectively, and $(49) and $(8) for the nine months ended, respectively	(73)	(15)	(173)	(31)
Reclassification to net income of losses on cash flow hedges, net of income taxes $(2) and $0 for the three months ended, respectively, and $(6) and $1 for the nine months ended, respectively	5	9	10	12
Other Comprehensive Income (Loss)	(74)	(6)	(172)	(19)
Comprehensive Income	30	75	337	368
Net loss attributable to noncontrolling interests	7	6	34	28
Comprehensive Income Attributable to Avangrid, Inc.	$37	$81	$371	$396
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
As of	2021	2020
(Millions)
Assets
Current Assets
Cash and cash equivalents	$1,410	$1,463
Accounts receivable and unbilled revenues, net	1,105	1,187
Accounts receivable from affiliates	7	12
Derivative assets	114	18
Fuel and gas in storage	136	93
Materials and supplies	189	169
Prepayments and other current assets	326	525
Regulatory assets	340	310
Total Current Assets	3,627	3,777
Total Property, Plant and Equipment ($1,608 and $1,637 related to VIEs, respectively)	28,158	26,751
Operating lease right-of-use assets	127	153
Equity method investments	571	668
Other investments	60	68
Regulatory assets	2,500	2,572
Other Assets
Goodwill	3,119	3,119
Intangible assets	296	305
Derivative assets	74	79
Other	347	331
Total Other Assets	3,836	3,834
Total Assets	$38,879	$37,823
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
As of	2021	2020
(Millions, except share information)
Liabilities
Current Liabilities
Current portion of debt	$336	$313
Notes payable	96	307
Notes payable to affiliates	2	—
Interest accrued	79	70
Accounts payable and accrued liabilities	1,402	1,453
Accounts payable to affiliates	50	50
Dividends payable	170	136
Taxes accrued	84	73
Operating lease liabilities	14	8
Derivative liabilities	94	17
Other current liabilities	418	368
Regulatory liabilities	367	274
Total Current Liabilities	3,112	3,069
Regulatory liabilities	3,054	3,137
Other Non-current Liabilities
Deferred income taxes	1,960	1,919
Deferred income	1,147	1,204
Pension and other postretirement	908	1,007
Operating lease liabilities	124	154
Derivative liabilities	163	79
Asset retirement obligations	225	210
Environmental remediation costs	297	292
Other	577	448
Total Other Non-current Liabilities	5,401	5,313
Non-current debt	7,486	7,478
Non-current debt to affiliate	—	3,000
Total Non-current Liabilities	15,941	18,928
Total Liabilities	19,053	21,997
Commitments and Contingencies
Equity
Stockholders’ Equity:
Common stock, $.01 par value, 500,000,000 shares authorized, 387,678,630 and 309,794,917 shares issued; 387,204,556 and 309,077,300 shares outstanding, respectively	3	3
Additional paid in capital	17,675	13,665
Treasury stock	(16)	(14)
Retained earnings	1,723	1,666
Accumulated other comprehensive loss	(283)	(111)
Total Stockholders’ Equity	19,102	15,209
Non-controlling interests	724	617
Total Equity	19,826	15,826
Total Liabilities and Equity	$38,879	$37,823
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2021	2020
(Millions)
Cash Flow from Operating Activities:
Net income	$509	$387
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	756	748
Regulatory assets/liabilities amortization and carrying cost	75	63
Pension cost	34	60
(Earnings) losses from equity method investments	(4)	3
Distributions of earnings received from equity method investments	14	15
Unrealized loss (gain) on marked-to-market derivative contracts	84	(9)
Deferred taxes	23	11
Other non-cash items	(41)	(35)
Changes in operating assets and liabilities:
Current assets	(115)	7
Noncurrent assets	(165)	(152)
Current liabilities	(1)	24
Noncurrent liabilities	(175)	(30)
Net Cash Provided by Operating Activities	994	1,092
Cash Flow from Investing Activities:
Capital expenditures	(1,897)	(1,960)
Contributions in aid of construction	53	35
Proceeds from sale of assets	6	12
Proceeds from notes receivable from affiliates	4	2
Distributions received from equity method investments	141	3
Other investments and equity method investments, net	228	(48)
Net Cash Used in Investing Activities	(1,465)	(1,956)
Cash Flow from Financing Activities:
Non-current debt issuances	347	967
Repayments of non-current debt	(302)	(511)
Repayment of non-current debt with affiliate	(3,000)	—
(Repayments) receipts of other short-term debt, net	(307)	441
Repayments of financing leases	(5)	(7)
Repurchase of common stock	(2)	(2)
Issuance of common stock	3,998	(1)
Distributions to noncontrolling interests	(9)	(5)
Contributions from noncontrolling interests	141	312
Dividends paid	(443)	(408)
Net Cash Provided by Financing Activities	418	786
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(53)	(78)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	1,467	184
Cash, Cash Equivalents and Restricted Cash, End of Period	$1,414	$106
Supplemental Cash Flow Information
Cash paid for interest, net of amounts capitalized	$201	$206
Cash paid for income taxes	$8	$4
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(unaudited)

	Avangrid, Inc. Stockholders
(Millions, except for number of shares )	Number of shares (*)	Common Stock	Additional paid-in capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total
As of June 30, 2020	309,005,485	$3	$13,664	$(14)	$1,686	$(108)	$15,231	$638	$15,869
Net income (loss)	—	—	—	—	87	—	87	(6)	81
Other comprehensive income, net of tax of $(3)	—	—	—	—	—	(6)	(6)	—	(6)
Comprehensive income									75
Dividends declared, $0.44/share	—	—	—	—	(136)	—	(136)	—	(136)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1)	(1)
As of September 30, 2020	309,005,485	$3	$13,664	$(14)	$1,637	$(114)	$15,176	$631	$15,807
As of June 30, 2021	387,204,556	$3	$17,671	$(16)	$1,790	$(209)	$19,239	$596	$19,835
Net income (loss)	—	—	—	—	111	—	111	(7)	104
Other comprehensive income, net of tax of $(24)	—	—	—	—	—	(74)	(74)	—	(74)
Comprehensive income									30
Dividends declared, $0.44/share	—	—	—	—	(170)	—	(170)	—	(170)
Stock-based compensation	—	—	4	—	—	—	4	—	4
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(4)	(4)
Contributions from noncontrolling interests	—	—	—	—	(8)	—	(8)	139	131
As of September 30, 2021	387,204,556	$3	$17,675	$(16)	$1,723	$(283)	$19,102	$724	$19,826

	Avangrid, Inc. Stockholders
(Millions, except for number of shares )	Number of shares (*)	Common Stock	Additional paid-in capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total
As of December 31, 2019	309,005,272	$3	$13,660	$(12)	$1,634	$(95)	$15,190	$349	$15,539
Adoption of accounting standards	—	—	—	—	(1)	—	(1)	—	(1)
Net income (loss)	—	—	—	—	415	—	415	(28)	387
Other comprehensive loss, net of tax of $(7)	—	—	—	—	—	(19)	(19)	—	(19)
Comprehensive income									368
Dividends declared, $1.32/share	—	—	—	—	(408)	—	(408)	—	(408)
Release of common stock held in trust	213	—	—	—	—	—	—	—	—
Issuance of common stock	42,777	—	(1)	—	—	—	(1)	—	(1)
Repurchase of common stock	(42,777)	—	—	(2)	—	—	(2)	—	(2)
Stock-based compensation	—	—	5	—	—	—	5	—	5
Distributions to noncontrolling interests	—	—	—	—		—	—	(5)	(5)
Contributions from noncontrolling interests	—	—	—	—	(3)	—	(3)	315	312
As of September 30, 2020	309,005,485	$3	$13,664	$(14)	$1,637	$(114)	$15,176	$631	$15,807
As of December 31, 2020	309,077,300	$3	$13,665	$(14)	$1,666	$(111)	$15,209	$617	$15,826
Net income (loss)	—	—	—	—	543	—	543	(34)	509
Other comprehensive loss, net of tax of $(58)	—	—	—	—	—	(172)	(172)	—	(172)
Comprehensive income									337
Dividends declared, $1.32/share	—	—	—	—	(477)	—	(477)	—	(477)
Release of common stock held in trust	296,854	—	—	—	—	—	—	—	—
Issuance of common stock	77,883,713	—	3,998	—	—	—	3,998	—	3,998
Repurchase of common stock	(53,311)	—	—	(2)	—	—	(2)	—	(2)
Stock-based compensation	—	—	12	—	—	—	12	—	12
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(9)	(9)
Contributions from noncontrolling interests	—	—	—	—	(9)	—	(9)	150	141
As of September 30, 2021	387,204,556	$3	$17,675	$(16)	$1,723	$(283)	$19,102	$724	$19,826
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
Consummation of the Merger (Closing) is subject to the satisfaction or waiver of certain customary closing conditions, including, without limitation, the approval of the Merger Agreement by the holders of at least a majority of the outstanding shares of PNMR common stock entitled to vote thereon, the absence of any material adverse effect on PNMR, the receipt of certain required regulatory approvals (including approvals from the Public Utility Commission of Texas (PUCT), the New Mexico Public Regulation Commission (NMPRC), the Federal Energy Regulatory Commission (FERC), the Federal Communications Commission (FCC), the Committee on Foreign Investment in the United States (CFIUS), the Nuclear Regulatory Commission (NRC) and approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976), the Four Corners Divestiture Agreements (as defined below) being in full force and effect and all applicable regulatory filings associated therewith being made, as well as holders of no more than 15% of the outstanding shares of PNMR common stock validly exercising their dissenters’ rights. On February 12, 2021, the shareholders of PNMR approved the proposed Merger. As of October 29, 2021, the Merger has obtained all regulatory approvals except from NMPRC. The final approval is expected to be received, and the Merger is expected to close, in the fourth quarter of 2021.
The Merger Agreement contains representations, warranties and covenants of PNMR, AVANGRID and Merger Sub, which are customary for transactions of this type. In addition, among other things, the Merger Agreement contains a covenant requiring PNMR to, prior to the Closing, enter into agreements (Four Corners Divestiture Agreements) providing for, and to make filings required to, exit from all ownership interests in the Four Corners Power Plant, all with the objective of having the closing date for such exit be no later than December 31, 2024.
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
In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly our condensed consolidated financial statements for the interim periods described herein. All such adjustments are of a normal and recurring nature, except as otherwise disclosed. The results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results for the entire fiscal year ending December 31, 2021.
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
(b) Improvements to lessor accounting for certain leases with variable lease payments
In July 2021, the FASB issued amendments to make targeted improvements to ASC 842 for lessor’s accounting for certain leases with variable lease payments, which affect lease classification. The amendments require a lessor to classify and account for a lease with variable lease payments as an operating lease if (a) the lease would have been classified as a sales-type lease or a direct financing lease and (b) the lessor would have otherwise recognized a day-one loss. The amendments are effective for fiscal years beginning after December 15, 2021, for all entities, and interim periods within those fiscal years for public business entities, with early application permitted. We have elected to early apply the amendments effective October 1, 2021, and apply the amendments prospectively to leases that commence or are modified on or after that date. Our adoption does not materially affect our consolidated results of operations, financial position and cash flows.
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
(b) Accounting for revenue contracts with customers acquired in a business combination
In October 2021, the FASB issued amendments related to the accounting for revenue contracts acquired in a business combination. The amendments require an entity (acquirer) to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers. At the acquisition date, an acquirer should account for the related revenue contract in accordance with ASC 606 as if it had originated the contracts. Generally, this should result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements. The amendments also provide certain practical expedients for acquirers when recognizing and measuring acquired contract assets and contract liabilities from revenue contracts in a business combination. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The amendments should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption is permitted. We expect our adoption will not materially affect our consolidated results of operations, financial position and cash flows.
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
Contract Costs and Contract Liabilities
We recognize an asset for incremental costs of obtaining a contract with a customer when we expect the benefit of those costs to be longer than one year. We have contract assets for costs from development success fees, which we paid during the solar asset development period in 2018, and will amortize ratably into expense over the 15-year life of the power purchase agreement (PPA), expected to commence in December 2021 upon commercial operation. At both September 30, 2021 and December 31, 2020, contract assets totaled $9 million and are presented in "Other non-current assets" on our condensed consolidated balance sheets.
We have contract liabilities for revenue from transmission congestion contract (TCC) auctions, for which we receive payment at the beginning of an auction period, and amortize ratably each month into revenue over the applicable auction period. The auction periods range from six months to two years. At September 30, 2021 and December 31, 2020, TCC contract liabilities totaled $6 million and $9 million, respectively, and are presented in "Other current liabilities" on our condensed consolidated balance sheets. For the three and nine months ended September 30, 2021, we recognized as revenue $6 million and $15 million, respectively, and for the three and nine months ended September 30, 2020, we recognized $6 million and $16 million, respectively.

For the three and nine months ended September 30, 2021 and 2020, revenues disaggregated by major source for our reportable segments are as follows:

	Three Months Ended September 30, 2021				Nine Months Ended September 30, 2021
	Networks	Renewables	Other (b)	Total	Networks	Renewables	Other (b)	Total
(Millions)
Regulated operations – electricity	$1,105	$—	$—	$1,105	$2,959	$—	$—	$2,959
Regulated operations – natural gas	214	—	—	214	1,034	—	—	1,034
Nonregulated operations – wind	—	205	—	205	—	819	—	819
Nonregulated operations – solar	—	10	—	10	—	21	—	21
Nonregulated operations – thermal	—	14	—	14	—	42	—	42
Other(a)	17	1	(2)	16	41	74	(2)	113
Revenue from contracts with customers	1,336	230	(2)	1,564	4,034	956	(2)	4,988
Leasing revenue	1	—	—	1	6	—	—	6
Derivative revenue	—	22	—	22	—	(72)	—	(72)
Alternative revenue programs	8	—	—	8	77	—	—	77
Other revenue	12	(9)	—	3	32	10	—	42
Total operating revenues	$1,357	$243	$(2)	$1,598	$4,149	$894	$(2)	$5,041

	Three Months Ended September 30, 2020				Nine Months Ended September 30, 2020
	Networks	Renewables	Other (b)	Total	Networks	Renewables	Other (b)	Total
(Millions)
Regulated operations – electricity	$984	$—	$—	$984	$2,701	$—	$—	$2,701
Regulated operations – natural gas	166	—	—	166	910	—	—	910
Nonregulated operations – wind	—	200	—	200	—	639	—	639
Nonregulated operations – solar	—	6	—	6	—	16	—	16
Nonregulated operations – thermal	—	13	—	13	—	27	—	27
Other(a)	12	28	(4)	36	38	75	(4)	109
Revenue from contracts with customers	1,162	247	(4)	1,405	3,649	757	(4)	4,402
Leasing revenue	2	—	—	2	5	—	—	5
Derivative revenue	—	25	—	25	—	111	—	111
Alternative revenue programs	24	—	—	24	109	—	—	109
Other revenue	9	4	1	14	16	8	—	24
Total operating revenues	$1,197	$276	$(3)	$1,470	$3,779	$876	$(4)	$4,651
(a)Primarily includes certain intra-month trading activities, billing, collection and administrative charges, sundry billings and other miscellaneous revenue.
(b)Does not represent a segment. Includes Corporate and intersegment eliminations.
As of September 30, 2021 and December 31, 2020, accounts receivable balances related to contracts with customers were approximately $1,043 million and $1,151 million, respectively, including unbilled revenues of $266 million and $341 million, which are included in “Accounts receivable and unbilled revenues, net” on our condensed consolidated balance sheets.

As of September 30, 2021, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) were as follows:

As of September 30, 2021	2022	2023	2024	2025	2026	Thereafter	Total
(Millions)
Revenue expected to be recognized on multiyear retail energy sales contracts in place	$6	$1	$1	$—	$—	$—	$8
Revenue expected to be recognized on multiyear capacity and carbon-free energy sale contracts	26	18	14	12	10	65	145
Revenue expected to be recognized on multiyear renewable energy credit sale contracts	39	23	10	3	3	2	80
Total operating revenues	$71	$42	$25	$15	$13	$67	$233
As of September 30, 2021, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) for the remainder of 2021 was $25 million.
Note 5. Regulatory Assets and Liabilities
Pursuant to the requirements concerning accounting for regulated operations, our utilities capitalize, as regulatory assets, incurred and accrued costs that are probable of recovery in future electric and natural gas rates. We base our assessment of whether recovery is probable on the existence of regulatory orders that allow for recovery of certain costs over a specific period, or allow for reconciliation or deferral of certain costs. When a regulatory order for the specific costs does not exist, we use regulatory precedent to determine if recovery is probable. Our operating utilities also record, as regulatory liabilities, obligations to refund previously collected revenue or to spend revenue collected from customers on future costs. The primary items that are not included in rate base or accruing carrying costs are regulatory assets for qualified pension and other postretirement benefits, which reflect unrecognized actuarial gains and losses; debt premium; environmental remediation costs, which are primarily the offset of accrued liabilities for future spending; unfunded future income taxes, which are the offset to the unfunded future deferred income tax liability recorded; asset retirement obligations; hedge losses; and contracts for differences. As of September 30, 2021, the total net amount of these items is an asset of approximately $1,306 million.
CMP Distribution Rate Case
In an order issued on February 19, 2020, the MPUC authorized an increase in CMP's distribution revenue requirement of $17 million, or approximately 7.00%, based on an allowed ROE of 9.25% and a 50.00% equity ratio. The rate increase was effective March 1, 2020. The MPUC also imposed a 1.00% ROE reduction (to 8.25%) for management efficiency associated with CMP’s customer service performance following the implementation of its new billing system in 2017. The management efficiency adjustment will remain in effect until CMP has demonstrated satisfactory customer service performance on four specified service quality measures for a rolling average period of 18 months, which commenced on March 1, 2020. CMP has met the required rolling average benchmarks for all four of these quality measures and on September 20, 2021, filed with the MPUC a request for removal of the management efficiency adjustment. In addition to requesting the lifting of the management efficiency adjustment, CMP requested an accounting order to allow it to defer for future recovery the revenues it would effectively lose by not having the adjustment lifted by September 1, 2021.
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
Pursuant to the legislation, PURA opened a docket to consider the implementation of the associated customer compensation and reimbursement provisions in emergency events where customers were without power for more than 96 consecutive hours. On June 30, 2021, PURA issued a final decision implementing the legislative mandate to create a program pursuant to which residential customers will receive $25 for each day without power after 96 hours and also receive reimbursement of $250 for spoiled food and medicine. The decision emphasizes that no costs incurred in connection with this program are recoverable from customers. The Company is reviewing the requirements of this program and evaluating next steps.
PURA Investigation of the Preparation for and Response to the Tropical Storm Isaias and Connecticut Storm Reimbursement Legislation
On August 6, 2020, the PURA opened a docket to investigate the preparation for and response to Tropical Storm Isaias by the electric distribution companies in Connecticut including UI. Following hearings and the submission of testimony, PURA issued a final decision on April 15, 2021, finding that UI “generally met standards of acceptable performance in its preparation and response to Tropical Storm Isaias," subject to certain exceptions noted in the decision, but ordered a 15-basis point reduction to UI’s ROE in its next rate case to incentivize better performance and indicated that penalties could be forthcoming in the penalty phase of the proceedings. On June 11, 2021, UI filed an appeal of PURA's decision with the Connecticut Superior Court.
On May 6, 2021, in connection with its findings in the Storm Isaias Docket, PURA issued a Notice of Violation to UI for allegedly failing to comply with standards of acceptable performance in emergency preparation or restoration of service in an emergency and with orders of the Authority, and for violations of accident reporting requirements. PURA assessed a civil penalty in the total amount of $2 million. PURA held a hearing on this matter and, in an order dated July 14, 2021, reduced the civil penalty to approximately $1 million. UI filed an appeal of PURA’s decision with the Connecticut Superior Court. This appeal and the appeal of PURA’s decision on the Tropical Storm Isaias docket have been consolidated. We cannot predict the outcome of these appeals.
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

Regulatory assets as of September 30, 2021 and December 31, 2020, respectively, consisted of:

	September 30,	December 31,
As of	2021	2020
(Millions)
Pension and other post-retirement benefits	$814	$927
Pension and other post-retirement benefits cost deferrals	100	105
Storm costs	453	451
Rate adjustment mechanism	41	33
Revenue decoupling mechanism	53	58
Transmission revenue reconciliation mechanism	38	31
Contracts for differences	77	86
Hardship programs	22	20
Plant decommissioning	2	3
Deferred purchased gas	22	30
Deferred transmission expense	11	26
Environmental remediation costs	263	247
Debt premium	77	83
Unamortized losses on reacquired debt	23	26
Unfunded future income taxes	401	373
Federal tax depreciation normalization adjustment	144	148
Asset retirement obligation	21	21
Deferred meter replacement costs	42	33
COVID-19 cost recovery	20	1
Other	216	180
Total regulatory assets	2,840	2,882
Less: current portion	340	310
Total non-current regulatory assets	$2,500	$2,572
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
“Unfunded future income taxes” represent unrecovered federal and state income taxes primarily resulting from regulatory flow-through accounting treatment and are the offset to the unfunded future deferred income tax liability recorded. The income tax benefits or charges for certain plant-related timing differences, such as removal costs, are immediately flowed through to, or collected from, customers. This amount is being amortized as the amounts related to temporary differences that give rise to the deferrals are recovered in rates. These amounts are being collected over a period of forty-six years, and the NYPSC staff has initiated an audit, as required, of the unfunded future income taxes and other tax assets to verify the balances.
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

Regulatory liabilities as of September 30, 2021 and December 31, 2020, respectively, consisted of:

	September 30,	December 31,
As of	2021	2020
(Millions)
Energy efficiency portfolio standard	$46	$58
Gas supply charge and deferred natural gas cost	3	3
Pension and other post-retirement benefits cost deferrals	49	59
Carrying costs on deferred income tax bonus depreciation	27	34
Carrying costs on deferred income tax - Mixed Services 263A	8	11
2017 Tax Act	1,366	1,435
Rate Change Levelization	98	55
Revenue decoupling mechanism	20	9
Accrued removal obligations	1,195	1,184
Asset sale gain account	3	7
Economic development	28	28
Positive benefit adjustment	24	30
Theoretical reserve flow thru impact	7	10
Deferred property tax	24	31
Net plant reconciliation	17	20
Debt rate reconciliation	53	63
Rate refund – FERC ROE proceeding	35	33
Transmission congestion contracts	22	22
Merger-related rate credits	12	14
Accumulated deferred investment tax credits	24	25
Asset retirement obligation	18	18
Earning sharing provisions	14	17
Middletown/Norwalk local transmission network service collections	17	18
Low income programs	29	28
Non-firm margin sharing credits	20	14
New York 2018 winter storm settlement	6	9
Hedge gains	88	—
Other	168	176
Total regulatory liabilities	3,421	3,411
Less: current portion	367	274
Total non-current regulatory liabilities	$3,054	$3,137
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
“Theoretical reserve flow thru impact” represents the differences from the rate allowance for applicable federal and state flow- through impacts related to the excess depreciation reserve amortization. It also represents the carrying cost on the differences. A portion of this balance is amortized through current rates, the remaining portion will be refunded in future periods through future rate cases. The amortization period in current rates is three to five years and began in 2020.
"Deferred property tax" represents the difference between actual expense for property taxes recoverable from customers and the amount provided in rates. A portion of this balance is amortized through current rates, the remaining portion will be refunded in future periods through future rate cases. The amortization period in current rates is five years and began in 2020.
"Net plant reconciliation" represents the reconciliation of the actual electric and gas net plant and book depreciation to the targets set forth in the 2020 Joint Proposal. A portion of this balance is amortized through current rates, the remaining portion will be refunded in future periods through future rate cases. The amortization period in current rates is five years and began in 2020.
"Debt rate reconciliation" represents the over/under collection of costs related to debt instruments identified in the rate case. Costs include interest, commissions and fees versus amounts included in rates.

"Rate refund - FERC ROE proceeding" represents the reserve associated with the FERC proceeding around the base return on equity (ROE) reflected in ISO New England, Inc.’s (ISO-NE) open access transmission tariff (OATT). See Note 8 for more details.
"Transmission congestion contracts" represents deferral of the Nine Mile 2 Nuclear Plant transmission congestion contract at RG&E. A portion of this balance is amortized through current rates; the remaining portion will be refunded in future periods through future rate cases. The amortization period in current rates is five years and began in 2020.
“Merger-related rate credits” resulted from the acquisition of UIL. This is being used to moderate increases in rates. During both the three and nine months ended September 30, 2021 and 2020, $1 million and $2 million, respectively, of rate credits were applied against customer bills.
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
"Hedge gains" represents the deferred fair value gains on electric and gas hedge contracts.
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
•NYSEG and RG&E enter into natural gas derivative contracts to hedge their forecasted purchases required to serve their natural gas load obligations. The forward market prices used to value open natural gas derivative contracts are exchange-based prices for the identical derivative contracts traded actively on the New York Mercantile Exchange (NYMEX). We include the fair value measurements in Level 1 because we use prices quoted in an active market .
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
We determine the fair value of our interest rate derivative instruments based on a model whose inputs are observable, such as the London Interbank Offered Rate (LIBOR) forward interest rate curves. We include the fair value measurement for these contracts in Level 2 (See Note 7 for further discussion of interest rate contracts).
We determine the fair value of our foreign currency exchange derivative instruments based on current exchange rates compared to the rates at inception of the hedge. We include the fair value measurement for these contracts in Level 2.
The carrying amounts for cash and cash equivalents, restricted cash, accounts receivable, accounts payable, notes payable, lease obligations and interest accrued approximate fair value.
Restricted cash was $4 million as of both September 30, 2021 and December 31, 2020, and is included in "Other Assets" on our condensed consolidated balance sheets.
The financial instruments measured at fair value as of September 30, 2021 and December 31, 2020, respectively, consisted of:

As of September 30, 2021	Level 1	Level 2	Level 3	Netting	Total
(Millions)
Equity investments with readily determinable fair values	$39	$16	$—	$—	$55
Derivative assets
Derivative financial instruments - power	$69	$37	$118	$(73)	$151
Derivative financial instruments - gas	24	64	15	(73)	30
Contracts for differences	—	—	2	—	2
Derivative financial instruments – Other	—	4	1	—	5
Total	$93	$105	$136	$(146)	$188
Derivative liabilities
Derivative financial instruments - power	$(5)	$(186)	$(116)	$202	$(105)
Derivative financial instruments - gas	—	(39)	(3)	38	(4)
Contracts for differences	—	—	(79)	—	(79)
Derivative financial instruments – Other	—	(69)	—	—	(69)
Total	$(5)	$(294)	$(198)	$240	$(257)

As of December 31, 2020	Level 1	Level 2	Level 3	Netting	Total
(Millions)
Equity investments with readily determinable fair values	$49	$14	$—	$—	$63
Derivative assets
Derivative financial instruments - power	$5	$31	$105	$(54)	$87
Derivative financial instruments - gas	—	24	19	(35)	8
Contracts for differences	—	—	2	—	2
Total	$5	$55	$126	$(89)	$97
Derivative liabilities
Derivative financial instruments - power	$(23)	$(31)	$(23)	$72	$(5)
Derivative financial instruments - gas	(1)	(9)	(2)	9	(3)
Contracts for differences	—	—	(88)	—	(88)
Total	$(24)	$(40)	$(113)	$81	$(96)

The reconciliation of changes in the fair value of financial instruments based on Level 3 inputs for the three and nine months ended September 30, 2021 and 2020, respectively, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2021	2020	2021	2020
Fair Value Beginning of Period,	$(20)	$16	$13	$25
Gains recognized in operating revenues	5	2	40	10
(Losses) recognized in operating revenues	(14)	—	(33)	(4)
Total gains recognized in operating revenues	(9)	2	7	6
Gains recognized in OCI	—	—	1	2
(Losses) recognized in OCI	(18)	(1)	(65)	(7)
Total (losses) recognized in OCI	(18)	(1)	(64)	(5)
Net change recognized in regulatory assets and liabilities	4	3	9	2
Purchases	(14)	(1)	(18)	—
Settlements	(4)	(1)	(8)	(9)
Transfers out of Level 3 (a)	(1)	(1)	(1)	(2)
Fair Value as of September 30,	$(62)	$17	$(62)	$17
Gains for the period included in operating revenues attributable to the change in unrealized gains relating to financial instruments still held at the reporting date	$(9)	$2	$7	$6
(a)Transfers out of Level 3 were the result of increased observability of market data.
Level 3 Fair Value Measurement
The table below illustrates the significant sources of unobservable inputs used in the fair value measurement of our Level 3 derivatives and the variability in prices for those transactions classified as Level 3 derivatives.

For the Nine Months Ended September 30, 2021
Index	Avg.	Max.	Min.
NYMEX ($/MMBtu)	$2.98	$6.06	$2.27
AECO ($/MMBtu)	$2.27	$7.40	$(0.15)
Ameren ($/MWh)	$29.69	$81.39	$18.01
COB ($/MWh)	$44.30	$231.90	$9.15
ComEd ($/MWh)	$27.36	$75.88	$14.98
ERCOT N hub ($/MWh)	$33.09	$140.00	$13.66
ERCOT S hub ($/MWh)	$32.46	$140.00	$13.88
Indiana hub ($/MWh)	$31.70	$83.18	$20.74
Mid C ($/MWh)	$40.78	$229.90	$5.15
Minn hub ($/MWh)	$26.34	$80.38	$15.23
NoIL hub ($/MWh)	$27.12	$75.76	$14.64
PJM W hub ($/MWh)	$30.61	$96.94	$17.78
Our Level 3 valuations primarily consist of NYMEX gas and fixed price power swaps with delivery periods extending through 2024 and 2032, respectively. The gas swaps are used to hedge uncontracted wind positions. The power swaps are used to hedge uncontracted wind production in the West and Midwest.
We considered the measurement uncertainty regarding Level 3 gas and power positions to changes in the valuation inputs. Given the nature of the transactions in Level 3, the only material input to the valuation is the market price of gas or power for transactions with delivery periods exceeding two years. The fixed price power swaps are economic hedges of future power generation, with decreases in power prices resulting in unrealized gains and increases in power prices resulting in unrealized losses. The gas swaps are economic hedges of uncontracted generation, with decreases in gas prices resulting in unrealized gains and increases in gas prices resulting in unrealized losses. As all transactions are economic hedges of the underlying position, any changes in the fair value of these transactions will be offset by changes in the anticipated purchase/sales price of the underlying commodity.

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

Range at
Unobservable Input	September 30, 2021
Risk of non-performance	0.39% - 0.53%
Discount rate	0.53% - 0.98%
Forward pricing ($ per KW-month)	$2.00 - $4.80
Fair Value of Debt
As of September 30, 2021 and December 31, 2020, debt consisted of the Iberdrola Loan (see Note 14), first mortgage bonds, unsecured pollution control notes and other various non-current debt securities. As of September 30, 2021 and December 31, 2020, the estimated fair value of debt was $8,800 million and $12,166 million, respectively. The estimated fair value was determined, in most cases, by discounting the future cash flows at market interest rates. The interest rates used to make these calculations take into account the credit ratings of the borrowers in each case. All debt is considered Level 2 within the fair value hierarchy.
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
(a) Networks activities
The tables below present Networks' derivative positions as of September 30, 2021 and December 31, 2020, respectively, including those subject to master netting agreements and the location of the net derivative positions on our condensed consolidated balance sheets:

As of September 30, 2021	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$86	$8	$1	$4
Derivative liabilities	(1)	(4)	(14)	(68)
	85	4	(13)	(64)
Designated as hedging instruments
Derivative assets	1	—	—	—
Derivative liabilities	—	—	(3)	—
	1	—	(3)	—
Total derivatives before offset of cash collateral	86	4	(16)	(64)
Cash collateral receivable	—	—	—	—
Total derivatives as presented in the balance sheet	$86	$4	$(16)	$(64)

As of December 31, 2020	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$3	$5	$3	$3
Derivative liabilities	(3)	(4)	(34)	(78)
	—	1	(31)	(75)
Designated as hedging instruments
Derivative assets	—	—	—	—
Derivative liabilities	—	—	(1)	—
	—	—	(1)	—
Total derivatives before offset of cash collateral	—	1	(32)	(75)
Cash collateral receivable	—	—	18	1
Total derivatives as presented in the balance sheet	$—	$1	$(14)	$(74)
The net notional volumes of the outstanding derivative instruments associated with Networks' activities as of September 30, 2021 and December 31, 2020, respectively, consisted of:

	September 30,	December 31,
As of	2021	2020
(Millions)
Wholesale electricity purchase contracts (MWh)	5.6	5.6
Natural gas purchase contracts (Dth)	9.4	9.5
Fleet fuel purchase contracts (Gallons)	2.7	2.5
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

The amounts for electricity hedge contracts and natural gas hedge contracts recognized in regulatory liabilities and assets as of September 30, 2021 and December 31, 2020 and amounts reclassified from regulatory assets and liabilities into income for the three and nine months ended September 30, 2021 and 2020 are as follows:

(Millions)	Loss or Gain Recognized in Regulatory Assets/Liabilities		Location of Loss (Gain) Reclassified from Regulatory Assets/Liabilities into Income	Loss (Gain) Reclassified from Regulatory Assets/Liabilities into Income
As of				Three Months Ended September 30,		Nine Months Ended September 30,
September 30, 2021	Electricity	Natural Gas	2021	Electricity	Natural Gas	Electricity	Natural Gas
Regulatory assets	$—	$—	Purchased power, natural gas and fuel used	$(18)	$—	$(8)	$(1)
Regulatory liabilities	$(64)	$(24)
December 31, 2020			2020
Regulatory assets	$17	$1	Purchased power, natural gas and fuel used	$8	$—	$41	$5
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
PURA has determined that costs associated with these CfDs will be fully recoverable by UI and CL&P through electric rates, and UI has deferred recognition of costs (a regulatory asset) or obligations (a regulatory liability), including carrying costs. For those CfDs signed by CL&P, UI records its approximate 20% portion pursuant to the cost-sharing agreement noted above. As of September 30, 2021, UI has recorded a gross derivative asset of $2 million ($0 of which is related to UI’s portion of the CfD signed by CL&P), a regulatory asset of $77 million, a gross derivative liability of $79 million ($76 million of which is related to UI’s portion of the CfD signed by CL&P) and a regulatory liability of $0. As of December 31, 2020, UI had recorded a gross derivative asset of $2 million ($0 of which is related to UI’s portion of the CfD signed by CL&P), a regulatory asset of $86 million, a gross derivative liability of $88 million ($85 million of which is related to UI’s portion of the CfD signed by CL&P) and a regulatory liability of $0.
The unrealized gains and losses from fair value adjustments to these derivatives, which are recorded in regulatory assets, for the three and nine months ended September 30, 2021 and 2020, respectively, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(Millions)
Derivative assets	$—	$—	$—	$—
Derivative liabilities	$4	$3	$9	$2

Derivatives designated as hedging instruments
The effect of derivatives in cash flow hedging relationships on Other Comprehensive Income (OCI) and income for the three and nine months ended September 30, 2021 and 2020, respectively, consisted of:

Three Months Ended September 30,	Gain Recognized in OCI on Derivatives (a)	Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2021
Interest rate contracts	$—	Interest expense	$1	$70
Foreign currency exchange contracts	(1)		—
Total	$(1)		$1
2020
Interest rate contracts	$—	Interest expense	$1	$86
Commodity contracts	(1)	Purchased power, natural gas and fuel used	—	259
Total	$(1)		$1

Nine Months Ended September 30,	Gain (Loss) Recognized in OCI on Derivatives (a)	Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2021
Interest rate contracts	$—	Interest expense	$3	$218
Commodity contracts	1	Purchased power, natural gas and fuel used	—	1,085
Foreign currency exchange contracts	(4)		—
Total	$(3)		$3
2020
Interest rate contracts	$—	Interest expense	$3	$251
Commodity contracts	(2)	Purchased power, natural gas and fuel used	1	999
Foreign currency exchange contracts	(2)		—
Total	$(4)		$4
(a)Changes in accumulated OCI are reported on a pre-tax basis.
As of September 30, 2021 and December 31, 2020, the net loss in accumulated OCI related to previously settled forward starting swaps and accumulated amortization was $48 million and $51 million, respectively. Networks recorded net derivative losses related to discontinued cash flow hedges of $1 million and $3 million, for the three and nine months ended September 30, 2021, respectively, and $1 million and $3 million for the three and nine months ended September 30, 2020, respectively. Networks will amortize approximately $1 million of discontinued cash flow hedges for the remainder of 2021.
As of September 30, 2021, unrealized losses of $3 million on hedge derivatives are reported in OCI because the forecasted transactions are considered to be probable. Networks expects $0 of those losses will be reclassified into earnings within the next twelve months. The maximum length of time over which Networks hedges its exposure to the variability in future cash flows for forecasted fleet fuel transactions is 12 months.
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
The net notional volumes of outstanding derivative instruments associated with Renewables' activities as of September 30, 2021 and December 31, 2020, respectively, consisted of:

	September 30,	December 31,
As of	2021	2020
(MWh/Dth in millions)
Wholesale electricity purchase contracts	4	3
Wholesale electricity sales contracts	10	7
Natural gas and other fuel purchase contracts	22	24
Financial power contracts	10	12
Basis swaps – purchases	36	35
Basis swaps – sales	2	2
The fair values of derivative contracts associated with Renewables' activities as of September 30, 2021 and December 31, 2020, respectively, consisted of:

	September 30,	December 31,
As of	2021	2020
(Millions)
Wholesale electricity purchase contracts	$68	$4
Wholesale electricity sales contracts	(131)	11
Natural gas and other fuel purchase contracts	2	—
Financial power contracts	45	66
Basis swaps – purchases	—	7
Total	$(16)	$88
On May 27, 2021, Renewables entered into a forward interest rate swap, with a total notional amount of $935 million, to hedge the issuance of forecasted variable rate debt. The forward interest rate swap is designated and qualifies as a cash flow hedge. As part of the financial close of Vineyard Wind 1 described in Note 19, this hedge was novated to the lending institutions and the notional value changed to $956 million. As of September 30, 2021, the fair value of the interest rate swap was a $50 million non-current liability. The gain or loss on the interest rate swap is reported as a component of accumulated OCI and will be reclassified into earnings in the period or periods during which the related interest expense on the debt is incurred.

The tables below present Renewables' derivative positions as of September 30, 2021 and December 31, 2020, respectively, including those subject to master netting agreements and the location of the net derivative position on our condensed consolidated balance sheets:

As of September 30, 2021	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$48	$80	$82	$17
Derivative liabilities	(15)	(10)	(121)	(21)
	33	70	(39)	(4)
Designated as hedging instruments
Derivative assets	—	—	2	5
Derivative liabilities	(8)	—	(91)	(128)
	(8)	—	(89)	(123)
Total derivatives before offset of cash collateral	25	70	(128)	(127)
Cash collateral (payable) receivable	(1)	—	50	45
Total derivatives as presented in the balance sheet	$24	$70	$(78)	$(82)

As of December 31, 2020	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$47	$89	$2	$9
Derivative liabilities	(23)	(2)	(4)	(11)
	24	87	(2)	(2)
Designated as hedging instruments
Derivative assets	8	15	2	7
Derivative liabilities	(5)	(6)	(3)	(10)
	3	9	(1)	(3)
Total derivatives before offset of cash collateral	27	96	(3)	(5)
Cash collateral payable	(9)	(18)	—	—
Total derivatives as presented in the balance sheet	$18	$78	$(3)	$(5)

Derivatives not designated as hedging instruments
The effects of trading and non-trading derivatives associated with Renewables' activities for the three and nine months ended September 30, 2021, consisted of:

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Trading	Non-trading	Total amount per income statement	Trading	Non-trading	Total amount per income statement
(Millions)
Operating Revenues
Wholesale electricity purchase contracts	$(6)	$3		$8	$2
Wholesale electricity sales contracts	(8)	(16)		(8)	(53)
Financial power contracts	14	(6)		5	(62)
Financial and natural gas contracts	(2)	(22)		(2)	(39)
Total (loss) gain included in operating revenues	$(2)	$(41)	$1,598	$3	$(152)	$5,041

Purchased power, natural gas and fuel used
Wholesale electricity purchase contracts	$—	$18		$—	$55
Financial power contracts	—	(5)		—	1
Financial and natural gas contracts	—	21		—	44
Total gain included in purchased power, natural gas and fuel used	$—	$34	$319	$—	$100	$1,085
Total (Loss) Gain	$(2)	$(7)		$3	$(52)
The effects of trading and non-trading derivatives associated with Renewables' activities for the three and nine months ended September 30, 2020, consisted of:

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Trading	Non-trading	Total amount per income statement	Trading	Non-trading	Total amount per income statement
(Millions)
Operating Revenues
Wholesale electricity purchase contracts	$3	$—		$1	$—
Wholesale electricity sales contracts	(7)	(11)		(1)	4
Financial power contracts	4	(12)		1	2
Financial and natural gas contracts	—	(8)		—	(13)
Total (loss) gain included in operating revenues	$—	$(31)	$1,470	$1	$(7)	$4,651

Purchased power, natural gas and fuel used
Wholesale electricity purchase contracts	$—	$9		$—	$(2)
Financial power contracts	—	1		—	—
Financial and natural gas contracts	—	16		—	19
Total gain included in purchased power, natural gas and fuel used	$—	$26	$259	$—	$17	$999

Total (Loss) Gain	$—	$(5)		$1	$10

Derivatives designated as hedging instruments
The effect of derivatives in cash flow hedging relationships on accumulated OCI and income for the three and nine months ended September 30, 2021 and 2020, respectively, consisted of:

Three Months Ended September 30,	Loss Recognized in OCI on Derivatives (a)	Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2021
Interest rate contracts	$(18)	Interest expense	$—	$70
Commodity contracts	(78)	Operating revenues	1	$1,598
Total	$(96)		$1
2020
Commodity contracts	$(17)	Operating revenues	$5	$1,470

Nine Months Ended September 30,	Loss Recognized in OCI on Derivatives (a)	Location of Gain Reclassified from Accumulated OCI into Income	(Gain) Loss Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2021
Interest rate contracts	$(50)	Interest expense	$—	$218
Commodity contracts	(170)	Operating revenues	(5)	$5,041
Total	$(220)		$(5)
2020
Commodity contracts	$(9)	Operating revenues	$4	$4,651
(a)Changes in OCI are reported on a pre-tax basis.
Amounts are reclassified from accumulated OCI into income in the period during which the transaction being hedged affects earnings or when it becomes probable that a forecasted transaction being hedged would not occur. Notwithstanding future changes in prices, approximately $94 million of losses included in accumulated OCI at September 30, 2021, are expected to be reclassified into earnings within the next twelve months. For all of the three and nine months ended September 30, 2021 and 2020, we did not record any net derivative losses related to discontinued cash flow hedges.
(c) Corporate activities
AVANGRID uses financial derivative instruments from time to time to alter its fixed and floating rate debt balances or to hedge fixed rates in anticipation of future fixed rate issuances.
As of September 30, 2021 and December 31, 2020, the net loss in accumulated OCI related to previously settled interest rate contracts was $50 million and $57 million, respectively. For the three and nine months ended September 30, 2021, we amortized into income $2 million and $7 million, respectively, and $2 million and $5 million, respectively, for the three and nine months ended September 30, 2020 of the loss related to settled interest rate contracts. We will amortize approximately $2 million of the net loss on the interest rate contracts for the remainder of 2021.
The effect of derivatives in cash flow hedging relationships on accumulated OCI for the three and nine months ended September 30, 2021 and 2020, respectively, consisted of:

Three Months Ended September 30,	Gain Recognized in OCI on Derivatives (a)	Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2021
Interest rate contracts	$—	Interest expense	$2	$70
2020
Interest rate contracts	$—	Interest expense	$2	$86

Nine Months Ended September 30,	(Loss) Recognized in OCI on Derivatives (a)	Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2021
Interest rate contracts	$—	Interest expense	$7	$218
2020
Interest rate contracts	$(27)	Interest expense	$5	$251
(a)Changes in OCI are reported on a pre-tax basis. The amounts in accumulated OCI are being reclassified into earnings over the underlying debt maturity periods which end in 2025 and 2029.
On July 15, 2021, Corporate entered into an interest rate swap to hedge the fair value of $750 million of existing debt included in "Non-current debt" on our condensed consolidated balance sheets. The interest rate swap is designated and qualifies as a fair value hedge. The change in the fair value of the interest rate swap and the offsetting change in the fair value of the underlying debt are reported as components of "Interest expense." The effects on our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2021 are as follows:

(millions)	Fair value of hedge	Location of (Gain) Recognized in Income	(Gain) Recognized in Income		Year to date total per Income Statement
As of September 30 ,2021			Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Current Assets	$4	Interest expense	$(1)	$(1)	$218
Non-current liabilities	$(17)

	Cumulative effect on hedged debt
Current debt	$(4)
Non-current debt	$17
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
The wholesale power supply agreements of UI contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit ratings on senior debt were to fall below investment grade. If such an event had occurred as of September 30, 2021, UI would have had to post an aggregate of approximately $14 million in collateral.
We have various master netting arrangements in the form of multiple contracts with various single counterparties that are subject to contractual agreements that provide for the net settlement of all contracts through a single payment. Those arrangements reduce our exposure to a counterparty in the event of a default on or termination of any single contract. For financial statement presentation purposes, we offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim or the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. As of September 30, 2021 and December 31, 2020, the amount of cash collateral under master netting arrangements that have not been offset against net derivative positions was $55 million and $18 million, respectively. Derivative instruments settlements and collateral payments are included throughout the “Changes in operating assets and liabilities” section of operating activities in our condensed consolidated statements of cash flows.
Certain of our derivative instruments contain provisions that require us to maintain an investment grade credit rating on our debt from each of the major credit rating agencies. If our debt were to fall below investment grade, we would be in violation of those provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit risk related contingent features that are in a liability position as of September 30, 2021 was $52 million, for which we have posted collateral.
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
CMP and UI reserved for refunds for Complaints I, II and III consistent with the FERC’s March 3, 2015 decision in Complaint I. Refunds were provided to customers for Complaint I. The CMP and UI total reserve associated with Complaints II and III is $27 million and $8 million, respectively, as of September 30, 2021, which has not changed since December 31, 2020, except for the accrual of carrying costs. If adopted as final by the FERC, the impact of the initial decision by the FERC administrative law judge would be an additional aggregate reserve for Complaints II and III of $17 million, which is based upon currently available information for these proceedings.
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
On November 21, 2019, the FERC issued rulings on two complaints challenging the base return on equity for Midcontinent Independent System Operator, or MISO transmission owners. These rulings established a new zone of reasonableness based on equal weighting of the DCF and capital-asset pricing model for establishing the base return on equity. This resulted in a base return on equity of 9.88% as the midpoint of the zone of reasonableness. Various parties have requested rehearing on this decision, which was granted. On May 21, 2020, FERC issued a ruling, which, among other things, adjusted the methodology to determine the MISO transmission owners’ ROE, resulting in an increase in ROE from 9.88% to 10.02% by utilizing the risk premium model in addition to the DCF model and capital-asset pricing model under both prongs of Section 206 of the FPA, and calculated the zone of reasonableness into equal thirds rather than employing the quartile approach. On November 19, 2020, FERC issued an order addressing arguments raised on rehearing of its May 21, 2020 order, making minor adjustments to certain typographical errors with regard to some of the case inputs it included in its Risk Premium model analysis. However, those minor adjustments did not affect the outcome of the case, leaving the 10.02% ROE established by the May 21, 2020 order in place. Parties to these orders affecting the MISO transmission owners’ base ROE petitioned for their review at the D.C. Circuit Court of Appeals in January 2021. The NETO’s submitted an amici curia brief in support of the MISO transmission owners’ on March 17, 2021. We cannot predict the outcome of these proceedings, including the potential impact the MISO transmission owners' ROE proceeding may have in establishing a precedent for our pending four Complaints.
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
RG&E, Greenlight and Frontier filed respective notices to initiate settlement negotiations with respect to the alleged violations and to extend the deadline for filing a response to the Show Cause Order. The NYPSC granted the extension requests initiating settlement discussions. On or about August 12, 2021, the NYPSC approved a settlement entered into by NYDPS and RG&E providing for, among other things, RG&E’s payment of $3 million, which will be used to support the State of New York’s broadband initiative for underserved areas. This settlement amount could increase to a maximum of $5 million if RG&E does not resolve certain identified safety violations caused by Greenlight’s pole attachments on or before December 31, 2021. We have met all compliance requirements of the settlement and expect to file with the NYPSC in the fourth quarter of 2021. We cannot predict the final outcome of this matter.
Beatrice Corwin Living Irrevocable Trust, by and through Its Authorized Trustee, Robert Corwin v. Iberdrola, S.A., et. al.
On January 8, 2021, the Beatrice Corwin Living Irrevocable Trust, by and through its Authorized Trustee, Robert Corwin filed a complaint in the Supreme Court of the State of New York Westchester County against Iberdrola and the members of the Company’s Board of Directors, as defendants, and the Company, as a nominal defendant with respect to certain counts contained in the complaint. The complaint alleges certain violations of fiduciary duties by Iberdrola and the members of the Company’s Board of Directors related to the existence of certain pre-emptive rights provided to Iberdrola in the Shareholder Agreement between the Company and Iberdrola, dated December 16, 2015, and the binding nature of such rights. On March 29, 2021, the parties stipulated to and requested, and the Supreme Court of the State of New York Westchester County issued an Order providing for, the transfer of the venue of the complaint to the Supreme Court, County of New York. On May 20, 2021, the matter was transferred to New York County and assigned to the Commercial Division of the Supreme Court, County of New York. On September 3, 2021, the plaintiffs filed an amended verified complaint (i) dropping claims concerning the purported breach of AVANGRID’s articles of incorporation and New York’s statute concerning equal treatment among shareholders, (ii) adding and modifying their claims related to the duty of good faith and loyalty and (iii) adding allegations concerning the Iberdrola Loan and the May 2021 private placement of our common shares to Iberdrola and Hyde Partners, LLC. In addition, the plaintiffs are now purporting to bring a class action lawsuit. On October 22, 2021, we and our board of directors filed a motion to dismiss and Iberdrola filed a motion to dismiss and an application to stay discovery pending resolution of dispositive motions. We cannot predict the outcome of this matter.
Guarantee Commitments to Third Parties
As of September 30, 2021, we had approximately $474 million of standby letters of credit, surety bonds, guarantees and indemnifications outstanding, including $25 million related to Vineyard Wind. We also provided a guaranty related to Renewables' commitment to contribute equity to Vineyard Wind as described in Note 19. These instruments provide financial assurance to the business and trading partners of AVANGRID, its subsidiaries and equity method investees in their normal course of business. The instruments only represent liabilities if AVANGRID or its subsidiaries fail to deliver on contractual obligations. We therefore believe it is unlikely that any material liabilities associated with these instruments will be incurred and, accordingly, as of September 30, 2021, neither we nor our subsidiaries have any liabilities recorded for these instruments.
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
We have recorded an estimated liability of $7 million related to eleven of the twenty-six sites. We have paid remediation costs related to the remaining fifteen sites and do not expect to incur additional liabilities. Additionally, we have recorded an estimated liability of $9 million related to another twelve sites where we believe it is probable that we will incur remediation and/or monitoring costs, although we have not been notified that we are among the potentially responsible parties or that we are regulated under State Resource Conservation and Recovery Act programs. It is possible the ultimate cost to remediate these sites may be significantly more than the accrued amount. As of September 30, 2021, our estimate for costs to remediate these sites ranges from $15 million to $22 million. Factors affecting the estimated remediation amount include the remedial action plan selected, the extent of site contamination, and the allocation of the clean-up costs.
Manufactured Gas Plants
We have a program to investigate and perform necessary remediation at our fifty-three sites where gas was manufactured in the past (Manufactured Gas Plants, or MGPs). six sites are included in the New York State Registry; three sites are included in the New York State Department of Environmental Conservation Multi-Site Order on Consent; and three sites are part of Maine’s Voluntary Response Action Program with two such sites part of Maine’s Uncontrolled Sites Program. The remaining sites are not included in any registry list. We have entered into consent orders with various environmental agencies to investigate and, where necessary, remediate forty-one of the fifty-three sites.
As of September 30, 2021, our estimate for all costs related to investigation and remediation of the fifty-three sites ranges from $169 million to $282 million. Our estimate could change materially based on facts and circumstances derived from site investigations, changes in required remedial actions, changes in technology relating to remedial alternatives and changes to current laws and regulations.
Certain of our Connecticut and Massachusetts regulated gas companies own or have previously owned properties where MGPs had historically operated. MGP operations have led to contamination of soil and groundwater with petroleum hydrocarbons, benzene and metals, among other things, at these properties, the regulation and cleanup of which is regulated by the federal Resource Conservation and Recovery Act as well as other federal and state statutes and regulations. Each of the companies has or had an ownership interest in one or more such properties contaminated as a result of MGP-related activities. Under the existing regulations, the cleanup of such sites requires state and at times, federal, regulators’ involvement and approval before cleanup can commence. In certain cases, such contamination has been evaluated, characterized and remediated. In other cases, the sites have been evaluated and characterized, but not yet remediated. Finally, at some of these sites, the scope of the contamination has not yet been fully characterized; as of September 30, 2021, no liability was recorded related to these sites and no amount of loss, if any, can be reasonably estimated at this time. In the past, the companies have received approval for the recovery of MGP-related remediation expenses from customers through rates and will seek recovery in rates for ongoing MGP-related remediation expenses for all of their MGP sites.
As of September 30, 2021 and December 31, 2020, the liability associated with our MGP sites in Connecticut was $114 million and $96 million, respectively, the remediation costs of which could be significant and will be subject to a review by PURA as to whether these costs are recoverable in rates.
As of September 30, 2021 and December 31, 2020, our total recorded liability to investigate and perform remediation at all known inactive MGP sites discussed above and other sites was $310 million and $300 million, respectively. We recorded a corresponding regulatory asset, net of insurance recoveries and the amount collected from FirstEnergy, as described below, because we expect to recover the net costs in rates. Our environmental liability accruals are recorded on an undiscounted basis and are expected to be paid through the year 2053.
FirstEnergy
NYSEG and RG&E each sued FirstEnergy under the Comprehensive Environmental Response, Compensation, and Liability Act to recover environmental cleanup costs at certain former MGP sites, which are included in the discussion above. In 2011, the District Court issued a decision and order in NYSEG’s favor, which was upheld on appeal, requiring FirstEnergy to pay NYSEG for past and future clean-up costs at the sixteen sites in dispute. In 2008, the District Court issued a decision and order in RG&E favor requiring FirstEnergy to pay RG&E for past and future clean-up costs at the two MGP sites in dispute. FirstEnergy remains liable for a substantial share of clean up expenses at the MGP sites. Based on projections as of September 30, 2021, FirstEnergy’s share of clean-up costs owed to NYSEG & RG&E is estimated at approximately $16 million and $7 million, respectively. These amounts are being treated as contingent assets and have not been recorded as either a receivable or a decrease to the environmental provision. Any recovery will be flowed through to NYSEG and RG&E customers, as applicable.
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
On August 4, 2016, DEEP issued a partial consent order (the consent order), that, subject to its terms and conditions, requires UI to investigate and remediate certain environmental conditions within the perimeter of the English Station site. Under the consent order, to the extent that the cost of this investigation and remediation is less than $30 million, UI will remit to the State of Connecticut the difference between such cost and $30 million to be used for a public purpose as determined in the discretion of the Governor of the State of Connecticut, the Attorney General of the State of Connecticut and the Commissioner of DEEP. UI is obligated to comply with the terms of the consent order even if the cost of such compliance exceeds $30 million. Under the terms of the consent order, the state will discuss options with UI on recovering or funding any cost above $30 million such as through public funding or recovery from third parties; however, it is not bound to agree to or support any means of recovery or funding. UI has continued its process to investigate and remediate the environmental conditions within the perimeter of the English Station site pursuant to the consent order.
As of both September 30, 2021 and December 31, 2020, the amount reserved related to English Station was $22 million. Since inception, we have recorded $35 million to the reserve which has been offset with cash payments over time.We cannot predict the outcome of this matter.
On April 24, 2020, ACV Environmental Services Company (ACV) filed a lawsuit in Connecticut Superior Court against UI arising out of a contract dispute for services rendered by ACV in the demolition of the Station B at the English Station site. The complaint seeks damages in the amount of $5 million on claims of breach of contract, breach of the covenant of good faith and fair dealing, quantum merit, and unjust enrichment. The claims arise from the alleged non-payment of certain change order requests. Arbitration for this matter has been scheduled for the fourth quarter of 2021. We cannot predict the outcome of this matter.
Note 10. Post-retirement and Similar Obligations
During the three and nine months ended September 30, 2021, we made $13 million and $27 million, respectively, of pension contributions. We expect to make additional contributions of $48 million for the remainder of 2021.
The components of net periodic benefit cost for pension benefits for the three and nine months ended September 30, 2021 and 2020, respectively, consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(Millions)
Service cost	$10	$12	$30	$35
Interest cost	22	27	66	81
Expected return on plan assets	(50)	(50)	(151)	(150)
Amortization of:
Prior service costs	—	—	1	—
Actuarial loss	29	31	88	94
Net Periodic Benefit Cost	$11	$20	$34	$60
The components of net periodic benefit cost for postretirement benefits for the three and nine months ended September 30, 2021 and 2020, respectively, consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(Millions)
Service cost	$1	$1	$2	$2
Interest cost	2	4	7	10
Expected return on plan assets	(2)	(2)	(5)	(6)
Amortization of:
Prior service costs	(1)	(3)	(4)	(7)
Actuarial loss	—	—	1	1
Net Periodic Benefit Cost	$—	$—	$1	$—

Note 11. Equity
As of September 30, 2021 and December 31, 2020, we had 116,928 and 413,782 shares of common stock held in trust, respectively, and no convertible preferred shares outstanding. During the three and nine months ended September 30, 2021, we released 0 and 292,594 shares of common stock held in trust, respectively. During the three and nine months ended September 30, 2020, we released 0 and 213 shares of common stock held in trust, respectively. See Note 1 for information on our May 2021 equity issuance.
We maintain a repurchase agreement with J.P. Morgan Securities, LLC. (JPM), pursuant to which JPM will, from time to time, acquire, on behalf of AVANGRID, shares of common stock of AVANGRID. The purpose of the stock repurchase program is to allow AVANGRID to maintain Iberdrola's relative ownership percentage at 81.5%. The stock repurchase program may be suspended or discontinued at any time upon notice. In March 2021, 53,311 shares were repurchased pursuant to the stock repurchase program. As of September 30, 2021, a total of 357,146 shares have been repurchased in the open market, all of which are included as AVANGRID treasury shares. The total cost of all repurchases, including commissions, was $16 million as of September 30, 2021.
Accumulated Other Comprehensive Loss
Accumulated Other Comprehensive Loss for the three and nine months ended September 30, 2021 and 2020, respectively, consisted of:

	As of June 30,	Three Months Ended September 30,	As of September 30,	As of June 30,	Three Months Ended September 30,	As of September 30,
	2021	2021	2021	2020	2020	2020
(Millions)
Change in revaluation of defined benefit plans	$(12)	$—	$(12)	$(12)	$—	$(12)
Loss on nonqualified pension plans	(20)	—	(20)	(7)	—	(7)
Unrealized loss from equity method investment, net of income tax expense of $1 for 2021 (a)	(3)	(6)	(9)	—	—	—
Unrealized (loss) gain during period on derivatives qualifying as cash flow hedges, net of income tax benefit of $(23) for 2021 and $(3) for 2020	(135)	(73)	(208)	(29)	(15)	(44)
Reclassification to net income of losses on cash flow hedges, net of income tax (benefit) expense of $(2) for 2021 and $0 for 2020 (b)	(39)	5	(34)	(60)	9	(51)
(Loss) Gain on derivatives qualifying as cash flow hedges	(174)	(68)	(242)	(89)	(6)	(95)
Accumulated Other Comprehensive Loss	$(209)	$(74)	$(283)	$(108)	$(6)	$(114)

	As of December 31,	Nine Months Ended September 30,	As of September 30,	As of December 31,	Nine Months Ended September 30,	As of September 30,
	2020	2021	2021	2019	2020	2020
(Millions)
Change in revaluation of defined benefit plans	$(12)	$—	$(12)	$(12)	$—	$(12)
Loss on nonqualified pension plans	(20)	—	(20)	(7)	—	(7)
Unrealized loss from equity method investment, net of income tax benefit of $(3) for 2021 (a)	$—	$(9)	$(9)	$—	$—	$—
Unrealized loss during period on derivatives qualifying as cash flow hedges, net of income tax benefit of $(49) for 2021 and $(8) for 2020	(35)	(173)	(208)	(13)	(31)	(44)
Reclassification to net income of losses on cash flow hedges, net of income tax (benefit) expense of $(6) for 2021 and $1 for 2020 (b)	(44)	10	(34)	(63)	12	(51)
(Loss) Gain on derivatives qualifying as cash flow hedges	(79)	(163)	(242)	(76)	(19)	(95)
Accumulated Other Comprehensive Loss	$(111)	$(172)	$(283)	$(95)	$(19)	$(114)
(a)Foreign currency and interest rate contracts.

(b)Reclassification is reflected in the operating expenses and interest expense, net of capitalization and line items in our condensed consolidated statements of income.
Note 12. Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to AVANGRID by the weighted-average number of shares of our common stock outstanding. During the three and nine months ended September 30, 2021 and 2020, while we did have securities that were dilutive, these securities did not result in a change in our earnings per share calculations.
The calculations of basic and diluted earnings per share attributable to AVANGRID, for the three and nine months ended September 30, 2021 and 2020, respectively, consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(Millions, except for number of shares and per share data)
Numerator:
Net income attributable to AVANGRID	$111	$87	$543	$415
Denominator:
Weighted average number of shares outstanding - basic	387,321,484	309,491,082	348,264,388	309,496,234
Weighted average number of shares outstanding - diluted	387,676,085	309,550,126	348,714,535	309,554,838
Earnings per share attributable to AVANGRID
Earnings Per Common Share, Basic	$0.29	$0.28	$1.56	$1.34
Earnings Per Common Share, Diluted	$0.29	$0.28	$1.56	$1.34
Note 13. Segment Information
Our segment reporting structure uses our management reporting structure as its foundation to reflect how AVANGRID manages the business internally and is organized by type of business. We report our financial performance based on the following two reportable segments:
•Networks: includes all of the energy transmission and distribution activities, any other regulated activity originating in New York and Maine and regulated electric distribution, electric transmission and gas distribution activities originating in Connecticut and Massachusetts. The Networks reportable segment includes nine rate regulated operating segments. These operating segments generally offer the same services distributed in similar fashions, have the same types of customers, have similar long-term economic characteristics and are subject to similar regulatory requirements, allowing these operations to be aggregated into one reportable segment.
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

Segment information as of and for the three and nine months ended September 30, 2021, consisted of:

Three Months Ended September 30, 2021	Networks	Renewables	Other (a)	AVANGRID Consolidated
(Millions)
Revenue - external	$1,357	$243	$(2)	$1,598
Revenue - intersegment	—	—	—	—
Depreciation and amortization	156	103	—	259
Operating income (loss)	158	(18)	(2)	138
Earnings (losses) from equity method investments	3	(4)	—	(1)
Interest expense, net of capitalization	51	—	19	70
Income tax expense (benefit)	8	(26)	(6)	(24)
Adjusted net income	$130	$18	$(15)	$133

Nine Months Ended September 30, 2021	Networks	Renewables	Other (a)	AVANGRID Consolidated
(Millions)
Revenue - external	$4,148	$894	$(1)	$5,041
Revenue - intersegment	1	—	(1)	—
Depreciation and amortization	461	294	1	756
Operating income	618	58	(1)	675
Earnings (losses) from equity method investments	10	(6)	—	4
Interest expense, net of capitalization	157	—	61	218
Income tax expense (benefit)	74	(56)	(18)	—
Adjusted net income	467	182	(39)	609
Capital expenditures	1,512	385	—	1,897
As of September 30, 2021
Property, plant and equipment	18,206	9,943	9	28,158
Equity method investments	141	430	—	571
Total assets	$25,930	$12,272	$677	$38,879
(a)Includes Corporate and intersegment eliminations.
Segment information for the three and nine months ended September 30, 2020 and as of December 31, 2020, consisted of:

Three Months Ended September 30, 2020	Networks	Renewables	Other (a)	AVANGRID Consolidated
(Millions)
Revenue - external	$1,194	$275	$1	$1,470
Revenue - intersegment	3	1	(4)	—
Depreciation and amortization	151	104	—	255
Operating income	160	7	(2)	165
Earnings (losses) from equity method investments	3	(2)	—	1
Interest expense, net of capitalization	63	(1)	24	86
Income tax expense (benefit)	20	(7)	2	15
Adjusted net income	$99	$32	$(31)	$100

Nine Months Ended September 30, 2020	Networks	Renewables	Other (a)	AVANGRID Consolidated
(Millions)
Revenue - external	$3,775	$875	$1	$4,651
Revenue - intersegment	4	1	(5)	—
Depreciation and amortization	446	301	1	748
Operating income	617	24	6	647
Earnings (losses) from equity method investments	8	(11)	—	(3)
Interest expense, net of capitalization	199	(1)	53	251
Income tax expense (benefit)	75	(53)	(1)	21
Adjusted net income	379	108	(53)	434
Capital expenditures	1,312	648	—	1,960
As of December 31, 2020
Property, plant and equipment	17,079	9,662	10	26,751
Equity method investments	134	534	—	668
Total assets	$24,592	$12,867	$364	$37,823
(a)Includes Corporate and intersegment eliminations.
Reconciliation of Adjusted Net Income to Net Income attributable to AVANGRID for the three and nine months ended September 30, 2021 and 2020, respectively, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(Millions)
Adjusted Net Income Attributable to Avangrid, Inc.	$133	$100	$609	$434
Adjustments:
Mark-to-market earnings - Renewables (1)	(9)	(7)	(50)	9
Restructuring charges (2)	—	(1)	—	(5)
Accelerated depreciation from repowering (3)	—	(3)	—	(9)
Impact of COVID-19 (4)	(19)	(8)	(33)	(21)
Merger costs (5)	(3)	—	(6)	—
Income tax impact of adjustments	8	5	24	7
Net Income Attributable to Avangrid, Inc.	$111	$87	$543	$415
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
(5)Pre-merger costs incurred.
Note 14. Related Party Transactions
We engage in related party transactions that are generally billed at cost and in accordance with applicable state and federal commission regulations.

Related party transactions for the three and nine months ended September 30, 2021 and 2020, respectively, consisted of:

Three Months Ended September 30,	2021		2020
(Millions)	Sales To	Purchases From	Sales To	Purchases From
Iberdrola Renovables Energía, S.L.	$—	$(3)	$—	$(2)
Iberdrola Financiación, S.A.	$—	$(4)	$—	$(3)
Iberdrola	$—	$(14)	$—	$(10)
Vineyard Wind	$4	$—	$3	$—
Iberdrola Solutions	$(1)	$—	$2	$—
Other	$—	$(1)	$—	$(1)

Nine Months Ended September 30,	2021		2020
(Millions)	Sales To	Purchases From	Sales To	Purchases From
Iberdrola Renovables Energía, S.L.	$—	$(8)	$—	$(6)
Iberdrola Financiación, S.A.	$—	$(7)	$—	$(5)
Iberdrola	$—	$(41)	$—	$(31)
Vineyard Wind	$12	$—	$7	$—
Iberdrola Solutions	$7	$(39)	$2	$—
Other	$1	$(2)	$—	$(2)
Related party balances as of September 30, 2021 and December 31, 2020, respectively, consisted of:

As of	September 30, 2021		December 31, 2020
(Millions)	Owed By	Owed To	Owed By	Owed To
Iberdrola	$2	$(34)	$2	$(43)
Iberdrola Renovables Energía, S.L.	$—	$(8)	$—	$—
Iberdrola Financiación, S.A.	$—	$(7)	$—	$(6)
Vineyard Wind	$5	$—	$4	$—
Iberdrola Solutions	$—	$(3)	$5	$—
Other	$—	$—	$1	$(1)
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
We have a bi-lateral demand note agreement with Iberdrola Solutions, LLC, which had notes payable and notes receivable balances of $2 million and $5 million, respectively, as of September 30, 2021 and December 31, 2020. Renewables also had financial forward power contracts with Iberdrola Solutions to hedge Renewables' uncontracted wind exposure in Texas.
There have been no guarantees provided or received for any related party receivables or payables. These balances are unsecured and are typically settled in cash. Interest is not charged on regular business transactions but is charged on outstanding loan balances. There have been no impairments or provisions made against any affiliated balances.
AVANGRID manages its overall liquidity position as part of the Iberdrola Group and is a party to a liquidity agreement with a financial institution, along with certain members of the Iberdrola Group. Cash surpluses remaining after meeting the liquidity requirements of AVANGRID and its subsidiaries may be deposited at the financial institution. Deposits, or credit balances, serve as collateral against the debit balances of other parties to the liquidity agreement. The balance at both September 30, 2021 and December 31, 2020, was zero.

AVANGRID has a credit facility with Iberdrola Financiacion, S.A.U., a company of the Iberdrola Group. The facility has a limit of $500 million and matures on June 18, 2023. AVANGRID pays a facility fee of 10.5 basis points annually on the facility. As of September 30, 2021 and December 31, 2020, there was no outstanding amount under this credit facility.
See Note 19 - Equity Method Investments for more information on Vineyard Wind, LLC (Vineyard Wind).
Note 15. Other Financial Statement Items
Accounts receivable and unbilled revenue, net
Accounts receivable and unbilled revenues, net as of September 30, 2021 and December 31, 2020 consisted of:

As of	September 30, 2021	December 31, 2020
(Millions)
Trade receivables and unbilled revenues	$1,279	$1,295
Allowance for credit losses	(174)	(108)
Accounts receivable and unbilled revenues, net	$1,105	$1,187
The change in the allowance for credit losses for the three and nine months ended September 30, 2021 and 2020 consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2021	2020	2021	2020
As of Beginning of Period,	$150	$85	$108	$69
Current period provision	41	19	106	60
Write-off as uncollectible	(17)	(10)	(40)	(35)
As of September 30,	$174	$94	$174	$94
As of September 30, 2021 and December 31, 2020, our Deferred Payment Arrangements (DPA) receivable balance was $103 million and $78 million, respectively. As of September 30, 2021 and December 31, 2020, our allowance for credit losses for DPAs was $69 million and $48 million, respectively. For the three and nine months ended September 30, 2021, the change in our allowance for credit losses associated with our DPAs was $7 million and $21 million, respectively, and for the three and nine months ended September 30, 2020, was $3 million and $4 million, respectively.
Prepayments and other current assets
As of September 30, 2021 and December 31, 2020, prepayments and other current assets included prepaid other taxes of $231 million and $135 million, respectively.
Property, plant and equipment and intangible assets
The accumulated depreciation and amortization as of September 30, 2021 and December 31, 2020, respectively, were as follows:

	September 30,	December 31,
As of	2021	2020
(Millions)
Property, plant and equipment
Accumulated depreciation	$10,421	$9,799
Intangible assets
Accumulated amortization	$329	$319
As of September 30, 2021 and 2020, accrued liabilities for property, plant and equipment additions were $367 million and $370 million, respectively.

Debt
See Note 19 for discussion of the credit agreement entered by Renewables in relation to one of its equity method investments.
On September 24, 2021, NYSEG issued $350 million aggregate principal amount of unsecured notes maturing in 2031 at a fixed interest rate of 2.15%.

As of September 30, 2021 and December 31, 2020, "Notes Payable" consisted of $0 and $309 million, respectively, of commercial paper outstanding, presented net of discounts on our condensed consolidated balance sheets.
Our $500 million credit facility was scheduled to mature on June 28, 2021. We terminated this facility on April 28, 2021.
We operate a number of supplier financing arrangements. During 2021, we arranged for the extension of payment terms with some suppliers, which could elect to be paid by a financial institution earlier than maturity under supplier financing arrangements. Due to the interest cost associated with these arrangements, the balances are classified as "Notes payable" on our condensed consolidated balance sheets. The balance relates to capital expenditures and, therefore, is treated as non-cash activity. As of September 30, 2021 and December 31, 2020, the amount of notes payable under supplier financing arrangements was $97 million and $0, respectively. As of September 30, 2021, the weighted average interest rate on the balance was 1.08%.
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
Note 16. Income Tax Expense
The effective tax rates, inclusive of federal and state income tax, for the three and nine months ended September 30, 2021, were (30.0)% and 0.0%, respectively. The effective tax rates for the three and nine months ended September 30, 2021, are below the federal statutory tax rate of 21%, primarily due to the recognition of production tax credits associated with wind production, the effect of the excess deferred tax amortization resulting from the Tax Act and the equity component of allowance for funds used during construction.
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
Phantom Share Units
In March 2020, 167,060 Phantom Shares were granted to certain AVANGRID executives and employees. These awards vest in three equal installments in 2020, 2021 and 2022 and will be settled in a cash amount equal to the number of Phantom Shares multiplied by the closing share price of AVANGRID’s common stock on the respective vesting dates, subject to continued employment. The liability of these awards is measured based on the closing share price of AVANGRID’s common stock at each reporting date until the date of settlement. In March 2021, $2 million was paid to settle the second installment under this plan. As of both September 30, 2021 and December 31, 2020, the total liability was $2 million, which is included in other current liabilities.
Total stock-based compensation expense, which is included in "Operations and maintenance" in our condensed consolidated statements of income, for the three and nine months ended September 30, 2021 was $5 and $14 million, respectively, and for the three and nine months ended September 30, 2020 was $1 million and $12 million, respectively.
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
On February 5, 2021, we closed on the final TEF agreement for Aeolus Wind Power VII, LLC (Aeolus VII) in a non-cash transaction. The four Aeolus VII wind farms total 688 MW of wind power. On September 9, 2021, we sold an additional TEF interest in Aeolus VII for $131 million. The $8 million difference between the amount received and the $139 million noncontrolling interest recognized was recorded as an adjustment to equity because there was no change in control as a result of the transaction.
The assets and liabilities of the VIEs totaled approximately $1,649 million and $72 million, respectively, at September 30, 2021. As of December 31, 2020, the assets and liabilities of VIEs totaled approximately $1,713 million and $107 million, respectively. At September 30, 2021 and December 31, 2020, the assets and liabilities of the VIEs consisted primarily of property, plant and equipment.
At September 30, 2021, El Cabo Wind, LLC (El Cabo), Patriot Wind Farm LLC (Patriot) and Aeolus VII are our consolidated VIEs.
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
Note 19. Equity Method Investments
Renewables holds a 50% voting interest in a joint venture (Vineyard Wind) with Copenhagen Infrastructure Partners (CIP). Vineyard Wind has acquired two easements from the U.S. Bureau of Ocean Energy Management (BOEM) containing the rights to develop offshore wind generation. In total, the two lease areas have the potential to generate up to 5,000 MW of renewable energy. The first easement area is 166,886 acres located southeast of Martha's Vineyard. In 2018, Vineyard Wind was selected by the Massachusetts Electric Distribution Companies (EDCs) to construct and operate Vineyard Wind’s proposed 800 MW wind farm (Vineyard Wind 1) and electricity transmission project pursuant to the Massachusetts Green Communities Act Section 83C RFP for offshore wind energy projects. In December 2019, DEEP selected Vineyard Wind to provide 804 MW of offshore wind through the development of its Park City Wind Project.
Vineyard Wind acquired a second offshore easement contract from BOEM (Lease Area 522). Renewables initially contributed $100 million to Vineyard Wind to acquire the easement contract, which was proportionally more than CIP's contribution. Pursuant to a joint bidding agreement between Renewables and CIP, CIP had the option to reimburse Renewables an amount, plus interest, to restore its 50% interest in the easement contract. In December 2020, CIP exercised this option and reimbursed Renewables $33 million, plus interest.
On September 15, 2021, Vineyard Wind closed on construction financing for the Vineyard Wind 1 project. Concurrently, Renewables entered into a credit agreement with certain banks to provide future term loans and letters of credit up to a maximum of approximately $1.2 billion to finance a portion of its share of the cost of Vineyard Wind 1 at the maturity of the Vineyard Wind 1 project construction loan. Any term loans mature by October 15, 2031, subject to certain extension provisions. Renewables also entered into an Equity Contribution Agreement in which Renewables agreed to, among other things, make certain equity contributions to fund certain costs of developing and constructing the Vineyard Wind 1 project in accordance with the credit agreement. In addition, we issued a guaranty up to $827 million for Renewables' equity contributions under the Equity Contribution Agreement. As part of the Vineyard Wind 1 financial close, $136 million of Renewables prior contributions to Vineyard Wind were returned.
On September 15, 2021, Renewables entered into an agreement with CIP to restructure Vineyard Wind. Pursuant to the restructuring agreement, Vineyard Wind 1 will remain a 50-50 joint venture, Renewables will take full ownership of the lease area which includes Park City Wind and Commonwealth Wind, the remaining non-contracted area in Lease Area 534, and CIP will take full ownership of Lease Area 522. The consideration exchanged will result in Renewables making a payment of approximately $168 million to CIP. The agreement is subject to certain customary closing conditions and is expected to close in the first quarter of 2022.
Vineyard Wind is considered a VIE because it cannot finance its activities without additional support from its owners or third parties. Renewables is not the primary beneficiary since it does not have a controlling interest in Vineyard Wind, and therefore we do not consolidate Vineyard Wind. As of September 30, 2021 and December 31, 2020, the carrying amount of Renewables' investment in Vineyard Wind was $156 million and $245 million.

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
Through Networks, we own electric generation, transmission and distribution companies and natural gas distribution, transportation and sales companies in New York, Maine, Connecticut and Massachusetts, delivering electricity to approximately 2.3 million electric utility customers and delivering natural gas to approximately 1.0 million natural gas utility customers as of September 30, 2021.
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
Renewables has a combined wind, solar and thermal installed capacity of 8,594 megawatts, or MW, as of September 30, 2021, including Renewables’ share of joint projects, of which 7,766 MW was installed wind capacity. As of September 30, 2021, approximately 75% of the capacity was contracted for an average period of approximately 9 years. We have hedged 12%

of estimated production for the remainder of the year. Being among the top three largest wind operators in the United States based on installed capacity as of September 30, 2021, Renewables strives to lead the transformation of the U.S. energy industry to a sustainable, competitive, clean energy future. Renewables installed capacity includes 66 wind farms and five solar facilities in 21 states across the United States.
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
On February 12, 2021, the shareholders of PNMR approved the proposed Merger. As of October 29, 2021, the Merger has obtained all regulatory approvals except from NMPRC. The final approval is expected to be received, and the Merger is expected to close, in the fourth quarter of 2021 subject to certain conditions including entry into agreements providing for, and to making filings required to, exit from all ownership interests in the Four Corners Power Plant and certain other customary closing conditions.
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
We have not yet experienced a materially adverse impact to our business, results of operations or financial condition; however, given the uncertain scope and duration of the COVID-19 outbreak and its potential effects on our business, we currently cannot predict if there will be materially adverse impacts to our business, results of operations or financial condition in the future.
Summary of Results of Operations
Our operating revenues increased by 9%, from $1,470 million for the three months ended September 30, 2020 to $1,598 million for the three months ended September 30, 2021.
Networks business revenues increased mainly due to increased rates in New York, which were approved on November 19, 2020. Renewables revenues decreased mainly due to unfavorable mark to market, or MtM, changes on energy derivative transactions entered into for economic hedging purposes along with a decrease in wind generation output in the period.
Net income attributable to AVANGRID increased by 28% from $87 million for the three months ended September 30, 2020 to $111 million for the three months ended September 30, 2021, primarily due to higher Networks revenues from the New York rate case.
Adjusted net income (a non-GAAP financial measure) increased by 33% from $100 million for the three months ended September 30, 2020 to $133 million for the three months ended September 30, 2021. The increase is primarily due to a $31 million increase in Networks driven mainly by increased rates in New York that were approved on November 19, 2020, a $16 million increase in Corporate mainly driven by favorable tax expense in the period, offset by a $14 million decrease in Renewables driven primarily by lower wind generation output and related balancing charges in the period.
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
Lawsuits were filed in July 2021, August 2021 and September 2021 against BOEM, the U.S. Fish and Wildlife Service, NOAA Fisheries Directorate, U.S. Army Corps of Engineers and the U.S. Department of the Interior challenging the approval of the proposed Vineyard Wind 1 Project. We cannot predict the outcome of these proceedings.
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
In Connecticut and Maine, regulatory orders for COVID-19 disconnection moratoriums ceased on November 1, 2020. Disconnections in Maine resumed after the winter disconnection moratorium period ended in April 2021. In Connecticut, disconnections of residential customers for non-payment were authorized to begin September 15, 2021.
CMP Metering and Billing Investigation
On February 19, 2020, the MPUC issued an order in CMP’s distribution rate case proceeding and on February 24, 2020 issued an order in the metering and billing investigation. Each order reflected the MPUC’s conclusion that CMP’s Metering and Billing system is accurately reporting data, there is no systemic root cause for high usage complaints and errors related to CMP’s metering and billing system are localized and random, not systemic. However, the MPUC orders imposed a reduction of 100 basis points in ROE, as a management efficiency adjustment, to address the MPUC Commissioners’ concerns with CMP’s customer service implementation and performance following the launch of its new billing system in 2017. The management efficiency adjustment will remain in effect until CMP has demonstrated satisfactory customer service performance on four specified service quality measures for a rolling average period of 18 months, which commenced on March 1, 2020. CMP has met the required rolling average benchmarks for all four of these quality measures and on September 20, 2021, filed with the MPUC a request for removal of the management efficiency adjustment. In addition to requesting the lifting of the management efficiency adjustment, CMP requested an accounting order to allow it to defer for future recovery the revenues it would effectively lose by not having the adjustment lifted by September 1, 2021.
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
On June 22, 2021, CMP and the Maine Office of the Public Advocate executed and filed with the MPUC a Stipulation resolving all matters in this proceeding, which requires CMP to credit the residential and small non-residential standard-offer retainage account for $4 million. On June 29, 2021, the MPUC issued an Order Approving Stipulation pursuant to which the MPUC approved the Stipulation and closed the investigation.
Power Tax Audits
Previously, CMP, NYSEG and RG&E implemented Power Tax software to track and measure their respective deferred tax amounts. In connection with this change, we identified historical updates needed with deferred taxes recognized by CMP, NYSEG and RG&E and increased our deferred tax liabilities, with a corresponding increase to regulatory assets, to reflect the updated amounts calculated by the Power Tax software. Since 2015, the NYPSC and MPUC accepted certain adjustments to deferred taxes and associated regulatory assets for this item in recent distribution rate cases, resulting in regulatory asset balances of approximately $144 million and $148 million, respectively, for this item at September 30, 2021 and December 31, 2020.
CMP began recovering its regulatory asset in 2020. In 2017, the NYPSC commenced an audit of the power tax regulatory assets. On January 11, 2018, the NYPSC issued an order opening an operations audit on NYSEG and RG&E and certain other New York utilities regarding tax accounting. The NYPSC audit report is expected to be completed during 2022.

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
On January 8, 2020, the Maine Land Use Planning Commission, or LUPC, granted the LUPC Certification for the NECEC. The Maine Department of Environmental Protection, or MDEP, granted Site Location of Development Act, Natural Resources Protection Act, and Water Quality Certification permits for the NECEC by an Order dated May 11, 2020. The MDEP Order has been appealed by certain intervenors. The appeals are currently pending before the Maine Board of Environmental Protection and the Maine Superior Court. In addition, certain intervenors have appealed MDEP’s December 4, 2020 Order approving the transfer of the permits for the project to NECEC Transmission LLC and MDEP’s May 7, 2021 Order approving certain minor revisions. These appeals are currently pending before the Maine Board of Environmental Protection. On August 12, 2021, the Commissioner of the MDEP notified NECEC Transmission LLC and CMP of the initiation of a proceeding to consider whether to suspend the MDEP license for the NECEC in light of the ruling from the Maine Superior Court reversing a decision from the Maine Bureau of Parks and Lands, or BPL, to grant a lease over a small area of Maine public reserved lands to host a small section of the Project and vacating the lease. The suspension proceeding is ongoing. We cannot predict the outcome of these proceedings.
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
ISO-NE issued the final System Impact Study (SIS) for NECEC on May 13, 2020, determining the upgrades required to permit the interconnection of NECEC to the ISO-NE system. On July 9, 2020, the project received the formal I.3.9 approval associated with this interconnection request. CMP, NECEC Transmission LLC and ISO-NE executed an interconnection agreement. With respect to the system upgrade required at the Seabrook Station, on October 13, 2020, AVANGRID and NECEC Transmission LLC filed a complaint with the FERC and an amended complaint on March 26, 2021. On October 5, 2020, NextEra Energy Seabrook, LLC filed a Petition for Declaratory Order. Both proceedings are currently pending before FERC. We cannot predict the outcome of these proceedings.
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
On August 10, 2021, the Maine Superior Court issued a ruling reversing BPL’s decision to grant a lease over a small area of public reserved lands to host a small section of the NECEC project. On August 13, BPL, and NECEC Transmission LLC appealed this ruling and prior decisions and orders in the case. The appeal is currently pending before the Maine Supreme Judicial Court. As a result of the appeal, the Maine Superior Court decision vacating the lease is stayed. On September 15, 2021, the Maine Supreme Judicial Court ordered NECEC Transmission LLC to refrain from construction activities on the public reserved lands lease area during the pendency of the appeal. We cannot predict the outcome of this proceeding.
On September 16, 2020, a group of Maine voters submitted an application for a citizen referendum (i.e., a Maine citizen initiative) to enact legislation that, if enacted into law and found to be constitutional, would require the vote of 2/3 of all members elected to each House of the Maine Legislature to approve construction of a high-impact electric transmission line crossing or utilizing public lands, prohibit construction of a high impact electric transmission line in the Upper Kennebec Region and require the vote of 2/3 of all members elected to each House of the Maine Legislature for the lease by BPL of public reserved lands for transmission lines and similar linear projects. The citizen initiative states that these provisions would apply retroactively. On February 22, 2021, the Maine Secretary of State issued a decision finding that proponents of the initiative have gathered the constitutionally required number of signatures and that the referendum is valid for placement on the ballot. The citizen initiative will appear on the statewide ballot in Maine on November 2, 2021. We cannot predict the outcome of this citizen initiative.
At the municipal level, the project plans to apply for and obtain local approvals from organized towns gradually, based on the project’s construction sequence and schedule. Twenty towns have granted municipal approvals to date. Construction of the NECEC project started in January 2021 and commercial operation is expected in 2023. As of September 30, 2021, we have capitalized approximately $412 million for the NECEC project.
PURA Investigation of the Preparation for and Response to the Tropical Storm Isaias
On August 6, 2020, the PURA opened a docket to investigate the preparation for and response to Tropical Storm Isaias by the electric distribution companies in Connecticut including UI. Following hearings and the submission of testimony, PURA issued a final decision on April 15, 2021, finding that UI “generally met standards of acceptable performance in its preparation and response to Tropical Storm Isaias," subject to certain exceptions noted in the decision, but ordered a 15-basis point reduction to UI's ROE in its next rate case to incentivize better performance and indicated that penalties could be forthcoming in the penalty phase of the proceedings. On June 11, 2021, UI filed an appeal of PURA’s decision with the Connecticut Superior Court.
On May 6, 2021, in connection with its findings in the Storm Isaias Docket, PURA issued a Notice of Violation to UI for allegedly failing to comply with standards of acceptable performance in emergency preparation or restoration of service in an emergency and with orders of the Authority, and for violations of accident reporting requirements. PURA assessed a civil penalty in the total amount of $2 million. PURA held a hearing on this matter and, in an order dated July 14, 2021, reduced the civil penalty to approximately $1 million. UI filed an appeal of PURA’s decision with the Connecticut Superior Court. This appeal and the appeal of PURA’s decision on the Tropical Storm Isaias docket have been consolidated. We cannot predict the outcome of these appeals.
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
Pursuant to the legislation, on October 30, 2020, PURA re-opened a docket related to new rate designs and review, expanding the scope to consider (a) the implementation of an interim rate decrease; (b) low-income rates; and (c) economic development rates. Separately, UI was due to make its annual rate adjustment mechanism, or RAM, filing on March 8, 2021 for the approval of its RAM Rate Components reconciliations: Generation Services Charges, By-passable Federally Mandated Congestion Costs, System Benefits Charge, Transmission Adjustment Charge and Revenue Decoupling Mechanism.
On March 9, 2021, UI, jointly with the Office of the CT Attorney General, the Office of CT Consumer Counsel, DEEP and PURA’s Office of Education, Outreach, and Enforcement entered into a settlement agreement and filed a motion to approve the settlement agreement.
In an order dated June 23, 2021, PURA approved the as amended settlement agreement in its entirety and it was executed by the parties. The settlement agreement includes a contribution by UI of $5 million and provides customers rate credits of $50 million while allowing UI to collect $52 million in RAM, all over a 22-month period ending April 2023, and also includes a distribution base rate freeze through April 2023.
Pursuant to the legislation, PURA opened a docket to consider the implementation of the associated customer compensation and reimbursement provisions in emergency events where customers were without power for more than 96 consecutive hours. On June 30, 2021, PURA issued a final decision implementing the legislative mandate to create a program pursuant to which residential customers will receive $25 for each day without power after 96 hours and also receive reimbursement of $250 for spoiled food and medicine. The decision emphasizes that no costs incurred in connection with this program are recoverable from customers. The Company is reviewing the requirements of this program and evaluating next steps.

NYDPS Investigation of the Preparation for and Response to the Tropical Storm Isaias
In August 2020, following Tropical Storm Isaias, the NYDPS commenced a comprehensive investigation of the preparation and response to this event by New York's major electric utility companies. In addition, on August 20, 2020, the New York State Senate and Assembly held a joint hearing to examine the response of various utility companies during the aftermath of Tropical Storm Isaias. On December 31, 2020, NYSEG and NYDPS Staff entered into a settlement agreement regarding three alleged violations by NYSEG of its emergency response plan pursuant to which NYSEG agreed to payment of a penalty of approximately $2 million. The settlement was approved on January 21, 2021.
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
CMP Generator Interconnection Investigation
On February 10, 2021, two solar developer associations petitioned the MPUC to open an investigation into CMP’s generator interconnection practices and the estimates CMP provided to developers related to expected interconnection costs. On April 6, 2021, the MPUC issued a Notice of Formal Investigation related to the prudency and reasonableness of CMP’s actions with respect to the interconnection of generation to its distribution system. The Hearing Examiners in the matter have issued a procedural order setting a discovery schedule, CMP has responded to data requests and a technical conference has been conducted. On September 21, 2021, the MPUC Staff issued a Bench Memorandum providing the staff’s assessment (i) whether CMP has followed a course of conduct that a capably managed utility would have followed in light of existing and reasonably knowable circumstances and (ii) if not, what steps should be taken, including penalties and changes to ensure that CMP acts reasonably on a forward going basis. In the Bench Memorandum, staff found that CMP’s conduct, and related management actions and inactions, raise significant issues regarding prudency. Specifically, staff found that CMP did not adequately prepare for the large volume of generator interconnection applications that resulted from “An Act To Promote Solar Energy Projects and Distributed Generation Resources in Maine”, enacted by the Maine legislature in 2019. MPUC staff recommends that the MPUC require that CMP to file a detailed plan to better integrate planning across relevant departments in the generator interconnection process with the MPUC. CMP’s response to the Bench Memorandum was filed on October 12, 2021. We cannot predict the outcome of this investigation or any potential penalties that may be assessed.
Summary Investigation of Management Issues Identified in Management Audit of CMP
As noted above, on February 19, 2020, the MPUC issued its final order in CMP’s distribution revenue case. As part of that order, the MPUC initiated a management audit of CMP and its affiliates to evaluate whether CMP's current management structure, and the management and other services from its affiliates, are appropriate and in the interest of Maine customers. The management audit was commenced in July 2020 by the MPUC’s consultants and on July 12, 2021, the independent auditor released its final report. On September 28, 2021, the MPUC issued a Notice of Summary Investigation of certain management issues identified in the independent auditors final report and directed CMP to file a plan for addressing the concerns raised in the independent auditor’s report by November 30, 2021. We cannot predict the outcome of this summary investigation.

Results of Operations
The following tables set forth financial information by segment for each of the periods indicated:

	Three Months Ended				Three Months Ended
	September 30, 2021				September 30, 2020
	Total	Networks	Renewables	Other(1)	Total	Networks	Renewables	Other(1)
	(in millions)
Operating Revenues	$1,598	$1,357	$243	$(2)	$1,470	$1,197	$276	$(3)
Operating Expenses
Purchased power, natural gas and fuel used	319	288	31	—	259	218	41	—
Operations and maintenance	727	615	109	3	634	527	107	—
Depreciation and amortization	259	156	103	—	255	151	104	—
Taxes other than income taxes	155	140	18	(3)	157	141	17	(1)
Total Operating Expenses	1,460	1,199	261	—	1,305	1,037	269	(1)
Operating Income	138	158	(18)	(2)	165	160	7	(2)
Other Income (Expense)
Other income (expense)	13	15	—	(2)	16	14	5	(3)
(Losses) earnings from equity method investments	(1)	3	(4)	—	1	3	(2)	—
Interest expense, net of capitalization	(70)	(51)	—	(19)	(86)	(63)	1	(24)
Income (Loss) Before Income Tax	80	125	(22)	(23)	96	114	11	(29)
Income tax (benefit) expense	(24)	8	(26)	(6)	15	20	(7)	2
Net Income (Loss)	104	117	4	(17)	81	94	18	(31)
Net loss (income) attributable to noncontrolling interests	7	(1)	8	—	6	(1)	7	—
Net Income (Loss) Attributable to Avangrid, Inc.	$111	$116	$12	$(17)	$87	$93	$25	$(31)

	Nine Months Ended				Nine Months Ended
	September 30, 2021				September 30, 2020
	Total	Networks	Renewables	Other(1)	Total	Networks	Renewables	Other(1)
	(in millions)
Operating Revenues	$5,041	$4,149	$894	$(2)	$4,651	$3,779	$876	$(4)
Operating Expenses
Purchased power, natural gas and fuel used	1,085	973	112	—	999	819	180	—
Operations and maintenance	2,045	1,665	376	4	1,788	1,479	318	(9)
Depreciation and amortization	756	461	294	1	748	446	301	1
Taxes other than income taxes	480	432	54	(6)	469	418	53	(2)
Total Operating Expenses	4,366	3,531	836	(1)	4,004	3,162	852	(10)
Operating Income	675	618	58	(1)	647	617	24	6
Other Income (Expense)
Other income (expense)	48	47	1	—	15	14	10	(9)
Earnings (losses) from equity method investments	4	10	(6)	—	(3)	8	(11)	—
Interest expense, net of capitalization	(218)	(157)	—	(61)	(251)	(199)	1	(53)
Income (Loss) Before Income Tax	509	518	53	(62)	408	440	24	(56)
Income tax expense (benefit)	—	74	(56)	(18)	21	75	(53)	(1)
Net Income (Loss)	509	444	109	(44)	387	365	77	(55)
Net loss (income) attributable to noncontrolling interests	34	(2)	36	—	28	(2)	30	—
Net Income (Loss) Attributable to Avangrid, Inc.	$543	$442	$145	$(44)	$415	$363	$107	$(55)
(1)"Other" represents Corporate and intersegment eliminations.

Comparison of Period to Period Results of Operations
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Operating Revenues
Our operating revenues increased by $128 million, or 9%, from $1,470 million for the three months ended September 30, 2020 to $1,598 million for the three months ended September 30, 2021, as detailed by segment below:
Networks
Operating revenues increased by $160 million, or 13%, from $1,197 million for the three months ended September 30, 2020 to $1,357 million for the three months ended September 30, 2021. Electricity and gas revenues increased by $68 million, primarily due to new rates in New York that were approved November 19, 2020, a $9 million favorable impact from COVID-19 deferrals during the period in New York and Connecticut (in Connecticut this is included in the revenue decoupling mechanism), offset by $1 million of other decreases. Electricity and gas revenues changed due to the following items that have offsets within the income statement: an increase of $70 million in purchased power and purchased gas (offset in purchased power), an increase of $51 million in flow-through amortizations (offset in operating expenses), offset by a decrease of $37 million in flow-through amortizations ($31 million offset in income tax expense and $6 million offset in other income).
Renewables
Operating revenues decreased by $33 million, or 12%, from $276 million for the three months ended September 30, 2020 to $243 million for the three months ended September 30, 2021. The decrease in operating revenue is primarily driven by unfavorable MtM changes of $10 million on energy derivative transactions entered into for economic hedging purposes, a decrease of $27 million driven by 97 GWh lower wind generation output and balancing charges in the current period and a decrease of $2 million from curtailment payments, offset by a $6 million increase in merchant prices in the period.
Purchased Power, Natural Gas and Fuel Used
Our purchased power, natural gas and fuel used increased by $60 million, or 23%, from $259 million for the three months ended September 30, 2020 to $319 million for the three months ended September 30, 2021, as detailed by segment below:
Networks
Purchased power, natural gas and fuel used increased by $70 million, or 32%, from $218 million for the three months ended September 30, 2020 to $288 million for the three months ended September 30, 2021. The increase is primarily driven by a $71 million increase in average commodity prices and an overall increase in electricity and gas units procured due to higher degree days in the period.
Renewables
Purchased power, natural gas and fuel used decreased by $10 million, or 24%, from $41 million for the three months ended September 30, 2020 to $31 million for the three months ended September 30, 2021. The decrease is primarily due to favorable MtM changes on derivatives of $8 million due to market price changes and a decrease of $2 million in power purchases and transmission costs in the period.
Operations and Maintenance
Operations and maintenance expenses increased by $93 million, or 15%, from $634 million for the three months ended September 30, 2020 to $727 million for the three months ended September 30, 2021, as detailed by segment below:
Networks
Operations and maintenance expenses increased by $88 million, or 17%, from $527 million for the three months ended September 30, 2020 to $615 million for the three months ended September 30, 2021. The increase is driven by $18 million of increased personnel expenses, a $13 million increase in uncollectible expenses, increased business costs of $7 million and an increase of $51 million in flow-through amortizations (which is offset in revenue).
Renewables
Operations and maintenance expenses increased by $2 million, or 2%, from $107 million for the three months ended September 30, 2020 to $109 million for the three months ended September 30, 2021. The increase is primarily due to $2 million of higher land rents driven by new sites, $1 million of increased costs resulting from higher maintenance costs in the period, $4 million due to the write-off of certain development projects and casualty losses in the period, offset by a $5 million decrease driven by settlement of liquidated damage claims in the period.
Depreciation and Amortization
Depreciation and amortization for the three months ended September 30, 2021 was $259 million compared to $255 million for the three months ended September 30, 2020, representing an increase of $4 million. The increase is primarily due to an increase of $7 million in depreciation expense from plant additions in Networks and Renewables in the period, offset by a $3 million decrease driven by accelerated depreciation from the repowering of wind farms in Renewables recorded in the same period of 2020 .
Other Income (Expense) and Earnings (Losses) from Equity Method Investments
Other income (expense) and equity earnings (losses) decreased by $5 million from $17 million for the three months ended September 30, 2020 to $12 million for the three months ended September 30, 2021. The change is primarily due to a $2 million of unfavorable equity earnings and $3 million other unfavorable decreases in the period.
Interest Expense, Net of Capitalization
Interest expense for the three months ended September 30, 2021 and 2020 was $70 million and $86 million, respectively. The change is primarily due to a decrease of $16 million of interest expense at Networks ($7 million of favorable carrying charges and $9 million favorable regulatory amortizations), offset by a $1 million increase in Other due to increased debt.
Income Tax Expense
The effective tax rates, inclusive of federal and state income tax, for the three months ended September 30, 2021 and 2020, were (30.0)% and 15.6%, respectively, which are lower than the federal statutory tax rate of 21%, primarily due to the recognition of production tax credits associated with wind production, the effect of the excess deferred tax amortization resulting from the Tax Act, and the equity component of allowance for funds used during construction.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Operating Revenues
Our operating revenues increased by $390 million, or 8%, from $4,651 million for the nine months ended September 30, 2020 to $5,041 million for the nine months ended September 30, 2021, as detailed by segment below:
Networks
Operating revenues increased by $370 million, or 10%, from $3,779 million for the nine months ended September 30, 2020 to $4,149 million for the nine months ended September 30, 2021. Electricity and gas revenues increased by $116 million, primarily due to new rates in New York that were approved November 19, 2020, a $6 million favorable impact from a pension deferral write-off recorded in the same period of 2020, $30 million favorable impact from a COVID-19 deferral during the period in New York and Connecticut (in Connecticut this is included in the revenue decoupling mechanism), and $12 million favorable impact from transmission, offset by $5 million of other decreases. Electricity and gas revenues changed due to the following items that have offsets within the income statement: an increase of $154 million in purchased power and purchased gas (offset in purchased power), an increase of $127 million in flow-through amortizations (offset in operating expenses), offset by a decrease of $70 million in flow-through amortizations ($52 million offset in income tax expense and $18 million offset in other income).
Renewables
Operating revenues increased by $18 million, or 2%, from $876 million for the nine months ended September 30, 2020, to $894 million for the nine months ended September 30, 2021. The increase in operating revenues was primarily due to a $164 million increase in merchant prices driven mainly by higher demand during the Texas storm in the first quarter of 2021, $49 million in favorable thermal and power trading driven by higher average prices in the period, $14 million from curtailment payments, and $4 million from the sale of assets, offset by unfavorable MtM changes of $143 million on energy derivative transactions entered for economic hedging purposes, and a decrease of $70 million driven by 1,053 GWh lower wind generation output in the current period.
Purchased Power, Natural Gas and Fuel Used
Purchased power, natural gas and fuel used increased by $86 million, or 9%, from $999 million for the nine months ended September 30, 2020 to $1,085 million for the nine months ended September 30, 2021, as detailed by segment below:

Networks
Purchased power, natural gas and fuel used increased by $154 million, or 19%, from $819 million for the nine months ended September 30, 2020 to $973 million for the nine months ended September 30, 2021. The increase is primarily driven by a $154 million increase in average commodity prices and an overall increase in electricity and gas units procured due to higher degree days in the period.
Renewables
Purchased power, natural gas and fuel used decreased by $68 million, or 38%, from $180 million for the nine months ended September 30, 2020 to $112 million for the nine months ended September 30, 2021. The decrease is primarily due to favorable MtM changes on derivatives of $83 million due to market price changes in the period, offset by an increase of $15 million in power purchases and transmission costs in the period.
Operations and Maintenance
Operations and maintenance expenses increased by $257 million, or 14%, from $1,788 million for the nine months ended September 30, 2020 to $2,045 million for the nine months ended September 30, 2021, as detailed by segment below:
Networks
Operations and maintenance expenses increased by $186 million, or 13%, from $1,479 million for the nine months ended September 30, 2020 to $1,665 million for the nine months ended September 30, 2021. The increase is driven by $27 million of increased personnel expenses, a $21 million increase in uncollectible expenses, and increased business costs of $12 million offset by $1 million other decreases. In addition, there were increases of $127 million in flow-through amortizations (which is offset in revenue).
Renewables
Operations and maintenance expenses increased by $58 million, or 18%, from $318 million for the nine months ended September 30, 2020 to $376 million for the nine months ended September 30, 2021. The increase is primarily due to a $19 million increase in the bad debt provision driven mainly by provisions during the Texas storm in the first quarter of 2021, $14 million of higher land rents driven by new sites, $8 million of higher maintenance costs in the period, $7 million increase driven by higher personnel costs primarily attributable to new capacity, $19 million due to the write-off of certain development projects and casualty losses in the period, offset by $5 million decrease driven by settlement of liquidated damage claims and $4 million of other decreases in the period.
Depreciation and Amortization
Depreciation and amortization for the nine months ended September 30, 2021 was $756 million compared to $748 million for the nine months ended September 30, 2020, an increase of $8 million. The increase is driven by $23 million from plant additions in Networks and Renewables in the period, offset by a $9 million decrease driven by accelerated depreciation from the repowering of wind farms recorded in the same period of 2020 and $6 million decrease driven by amortization of a deferred gain.
Other Income (Expense) and Earnings (Losses) from Equity Method Investments
Other income (expense) and equity earnings (losses) increased by $40 million from $12 million for the nine months ended September 30, 2020 to $52 million for the nine months ended September 30, 2021. The change is primarily due to a $19 million favorable increase in allowance for equity funds used during construction, a $24 million favorable change in the non-service component of pension expense driven by revised actuarial studies in Networks (which is partially offset within revenue), and $7 million of favorable equity earnings in the period, offset by $6 million of unfavorable carrying charges and $4 million other decreases.
Interest Expense, Net of Capitalization
Interest expense for the nine months ended September 30, 2021 and 2020 was $218 million and $251 million, respectively. The change is primarily due to a decrease of $41 million of interest expense at Networks ($16 million of favorable carrying charges, $29 million favorable regulatory amortizations, offset by unfavorable $4 million interest expense from increased debt), offset by a $7 million increase in Other due to increased debt.
Income Tax Expense
The effective tax rates, inclusive of federal and state income tax, for the nine months ended September 30, 2021 and 2020 was 0.0% and 5.1%, respectively, which are lower than the federal statutory tax rate of 21%, primarily due to the recognition of production tax credits associated with wind production, the effect of the excess deferred tax amortization resulting from the Tax Act and the equity component of allowance for funds used during construction.

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

The following tables provide a reconciliation between Net Income attributable to AVANGRID and non-GAAP measures Adjusted Net Income, Adjusted EBITDA and Adjusted EBITDA with Tax Credits by segment for the three and nine months ended September 30, 2021 and 2020, respectively:

	Three Months Ended September 30, 2021				Nine Months Ended September 30, 2021
	Total	Networks	Renewables	Corporate*	Total	Networks	Renewables	Corporate*
	(in millions)				(in millions)
Net Income Attributable to Avangrid, Inc.	$111	$116	$12	$(17)	$543	$442	$145	$(44)
Adjustments:
Mark-to-market earnings – Renewables	9	—	9	—	50	—	50	—
Impact of COVID-19	19	18	—	—	33	33	—	—
Merger costs	3	—	—	3	6	—	—	6
Income tax impact of adjustments (1)	(8)	(5)	(2)	(1)	(24)	(9)	(13)	(2)
Adjusted Net Income (2)	$133	$130	$18	$(15)	$609	$467	$182	$(39)

Net (loss) income attributable to noncontrolling interests	(7)	1	(8)	—	(34)	2	(36)	—
Income tax (benefit) expense	(16)	13	(25)	(4)	24	83	(43)	(16)
Depreciation and amortization	259	156	103	—	756	461	294	1
Interest expense, net of capitalization	70	51	1	18	218	157	—	61
Other (income) expense	(13)	(15)	—	2	(48)	(47)	(1)	—
Losses (earnings) from equity method investments	1	(3)	4	—	(4)	(10)	6	—
Adjusted EBITDA (3)	$427	$333	$93	$1	$1,521	$1,113	$402	$7

Retained PTCs and ITCs	29	—	29	—	132	—	132	—
PTCs allocated to tax equity investors	13	—	13	—	55	—	55	—
Adjusted EBITDA with Tax Credits (3)	$470	$333	$136	$1	$1,708	$1,113	$589	$7

	Three Months Ended September 30, 2020				Nine Months Ended September 30, 2020
	Total	Networks	Renewables	Corporate*	Total	Networks	Renewables	Corporate*
	(in millions)				(in millions)
Net Income (Loss) Attributable to Avangrid, Inc.	$87	$94	$25	$(31)	$415	$363	$107	$(55)
Adjustments:
Mark-to-market earnings - Renewables	7	—	7	—	(9)	—	(9)	—
Restructuring charges	1	1	—	—	5	3	1	—
Accelerated depreciation from repowering	3	—	3	—	9	—	9	—
Impact of COVID-19	8	7	1	—	21	18	1	2
Income tax impact of adjustments (1)	(5)	(2)	(3)	—	(7)	(6)	—	(1)
Adjusted Net Income (2)	$100	$99	$32	$(31)	$434	$379	$108	$(53)

Net (loss) income attributable to noncontrolling interests	(6)	1	(7)	—	(28)	2	(30)	—
Income tax expense (benefit)	20	22	(4)	2	28	81	(53)	—
Depreciation and amortization	252	151	101	—	739	446	292	1
Interest expense, net of capitalization	86	63	(1)	24	251	199	(1)	53
Other (income) expense	(16)	(14)	(5)	3	(15)	(14)	(10)	9
(Earnings) losses from equity method investments	(1)	(3)	2	—	3	(8)	11	—
Adjusted EBITDA (3)	$435	$319	$118	$(2)	$1,412	$1,085	$318	$9

Retained PTCs and ITCs	22	—	22	—	111	—	111	—
PTCs allocated to tax equity investors	14	—	14	—	45	—	45	—
Adjusted EBITDA with Tax Credits (3)	$471	$319	$153	$(2)	$1,567	$1,085	$473	$9
(1)Income tax impact of adjustments: 2021 - $(2) million and $(13) million from MtM earnings, $(5) million and $(9) million from impact of COVID-19 and $(1) million and $(2) million from merger costs of for the three and nine months ended September 30, 2021, respectively; 2020 - $(2) million and $2 million from MtM earnings, $0 and $(1) million from restructuring charges, $(1) million and $(3) million from accelerated depreciation from repowering and $(2) million and $(5) million from the impact of COVID-19 for the three and nine months ended September 30, 2020, respectively.
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
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Adjusted net income
Our adjusted net income increased by $33 million, or 33%, from $100 million for the three months ended September 30, 2020 to $133 million for the three months ended September 30, 2021. The increase is primarily due to a $31 million increase in Networks driven primarily by new rates in New York that were approved on November 19, 2020, and a $16 million increase in Corporate mainly driven by favorable tax expense in the period, offset by $14 million decrease in Renewables driven primarily by lower wind generation output and related balancing charges in the period.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Adjusted net income
Our adjusted net income increased by $175 million, or 40%, from $434 million for the nine months ended September 30, 2020 to $609 million for the nine months ended September 30, 2021. The increase is primarily due to a $88 million increase in Networks driven primarily by new rates in New York that were approved on November 19, 2020, a $74 million increase in Renewables driven by higher merchant pricing mainly from the Texas weather event and a $13 million increase in Corporate mainly driven by favorable tax expense in the period.

The following tables reconcile Net Income attributable to AVANGRID to Adjusted Net Income (non-GAAP), and EPS attributable to AVANGRID to adjusted EPS (non-GAAP) for the three and nine months ended September 30, 2021 and 2020, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2021	2020	2021	2020
Networks	$116	$94	$442	$363
Renewables	12	25	145	107
Corporate (1)	(17)	(31)	(44)	(55)
Net Income	$111	$87	$543	$415
Adjustments:
Mark-to-market earnings - Renewables (2)	9	7	50	(9)
Restructuring charges (3)	—	1	—	5
Accelerated depreciation from repowering (4)	—	3	—	9
Impact of COVID-19 (5)	19	8	33	21
Merger costs (6)	3	—	6	—
Income tax impact of adjustments	(8)	(5)	(24)	(7)
Adjusted Net Income (7)	$133	$100	$609	$434

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Networks	$0.30	$0.30	$1.27	$1.17
Renewables	0.03	0.08	0.42	0.35
Corporate (1)	(0.04)	(0.10)	(0.13)	(0.18)
Net Income	$0.29	$0.28	$1.56	$1.34
Adjustments:
Mark-to-market earnings - Renewables (2)	0.02	0.02	0.14	(0.03)
Restructuring charges (3)	—	—	—	0.02
Accelerated depreciation from repowering (4)	—	0.01	—	0.03
Impact of COVID-19 (5)	0.05	0.02	0.10	0.07
Merger costs (6)	0.01	—	0.02	—
Income tax impact of adjustments	(0.02)	(0.02)	(0.07)	(0.02)
Adjusted Earnings Per Share (7)	$0.34	$0.32	$1.75	$1.40
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

We and our subsidiaries are required to comply with certain covenants in connection with our respective loan agreements. The covenants are standard and customary in financing agreements, and we and our subsidiaries were in compliance with such covenants as of September 30, 2021.
Liquidity Position
The following table provides the components of our liquidity position as of September 30, 2021 and December 31, 2020, respectively:

	As of September 30,	As of December 31,
	2021	2020
	(in millions)
Cash and cash equivalents	$1,410	$1,463
AVANGRID Credit Facility	2,500	2,500
2020 Credit Facility	—	500
Iberdrola Group Credit Facility	500	500
Less: borrowings	—	(309)
Total	$4,410	$4,654
We manage our overall liquidity position as part of the group of companies controlled by Iberdrola, or the Iberdrola Group, and are a party to a liquidity agreement with Bank of America, N.A. along with certain members of the Iberdrola Group. The liquidity agreement aids the Iberdrola Group in efficient cash management and reduces the need for external borrowing by the pool participants. Parties to the agreement, including us, may deposit funds with or borrow from the financial institution, provided that the net balance of funds deposited or borrowed by all pool participants in the aggregate is not less than zero. The balance was $0 at both September 30, 2021 and December 31, 2020. Any deposit amounts would be reflected on our condensed consolidated balance sheets under cash and cash equivalents because our deposited surplus funds under the cash pooling agreement are highly-liquid short-term investments.
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
AVANGRID Commercial Paper Program
AVANGRID has a commercial paper program with a limit of $2 billion that is backstopped by the AVANGRID Credit Facility (described below). As of both September 30, 2021 and October 28, 2021, there was $0 of commercial paper outstanding.
AVANGRID Credit Facility
AVANGRID and its subsidiaries, NYSEG, RG&E, CMP, UI, CNG, SCG and BGC, each of which are joint borrowers, have a revolving credit facility with a syndicate of banks, or the AVANGRID Credit Facility, that provides for maximum borrowings of up to $2.5 billion in the aggregate.
Under the terms of the AVANGRID Credit Facility, each joint borrower has a maximum borrowing entitlement, or sublimit, which can be periodically adjusted to address specific short-term capital funding needs, subject to the maximum limit contained in the agreement. On June 29, 2020, we entered into an amendment to the AVANGRID Credit Facility, which reduced AVANGRID's maximum sublimit from $2.0 billion to $1.5 billion and added minimum sublimits for each joint borrower other than AVANGRID. Under the AVANGRID Credit Facility, each of the borrowers will pay an annual facility fee that is dependent on their credit rating. As of September 30, 2021, the facility fees ranged from 10.0 to 17.5 basis points. The AVANGRID Credit Facility matures on June 29, 2024. As of both September 30, 2021 and October 28, 2021, we had no borrowings outstanding under this credit facility.
Since the AVANGRID credit facility is also a backstop to the AVANGRID commercial paper program, the total amount available under the facility as of both September 30, 2021 and October 28, 2021, was $2,500 million.

2020 Credit Facility
During 2020, we entered into a revolving credit agreement with several lenders, or the 2020 Credit Facility, that provides maximum borrowings up to $500 million. We terminated this facility on April 28, 2021.
Iberdrola Group Credit Facility
AVANGRID has a credit facility with Iberdrola Financiacion, S.A.U., a company of the Iberdrola Group. The facility has a limit of $500 million and matures on June 18, 2023. AVANGRID pays a facility fee of 10.5 basis points annually. As of both September 30, 2021 and October 28, 2021, we had no borrowings outstanding under this credit facility.
Supplier Financing Arrangements
To manage cash flow and related liquidity, we operate a number of supplier financing arrangements under which certain suppliers can obtain accelerated settlement on invoices from the banking provider. This is a form of reverse factoring which has the objective of serving the group's suppliers by giving them early access to funding. This supplier financing program allows participating suppliers the ability to voluntarily elect to sell our payment obligations to a designated third-party financial institution. We have no economic interest in a supplier’s decision to enter into the arrangements and no direct financial relationship with the financial institution supporting these obligations. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted by our suppliers’ decisions to sell amounts under these arrangements. As of September 30, 2021, $97 million of these arrangements were considered notes payable on our condensed consolidated balance sheet.
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
On September 15, 2021, Vineyard Wind closed on financing for the Vineyard Wind 1 project. Concurrently, Renewables entered into a credit agreement with certain banks to provide future term loans and letters of credit up to a maximum of approximately $1.2 billion to finance a portion of its share of the cost Vineyard Wind 1 at the maturity of the Vineyard Wind 1 project construction loan. Any term loans mature by October 15, 2031, subject to certain extension provisions. AVANGRID also issued a guaranty, up to $827 million in the aggregate, of Renewables equity contribution obligations to Vineyard Wind 1. As part of the Vineyard Wind 1 financial close, $136 million of Renewables prior contributions to Vineyard Wind were returned.
On September 24, 2021, NYSEG issued $350 million aggregate principal amount of unsecured notes maturing in 2031 at a fixed interest rate of 2.15%.
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
We expect to incur approximately $0.9 billion in capital expenditures through the remainder of 2021.
Cash Flows
Our cash flows depend on many factors, including general economic conditions, regulatory decisions, weather, commodity price movements and operating expense and capital spending control.

The following is a summary of the cash flows by activity for the nine months ended September 30, 2021 and 2020, respectively:

	Nine Months Ended
	September 30,
	2021	2020
	(in millions)
Net cash provided by operating activities	$994	$1,092
Net cash used in investing activities	(1,465)	(1,956)
Net cash provided by financing activities	418	786
Net increase (decrease) in cash, cash equivalents and restricted cash	$(53)	$(78)
Operating Activities
The cash from operating activities for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 decreased by $98 million, primarily attributable to higher operations and maintenance expenses in the period.
Investing Activities
For the nine months ended September 30, 2021, net cash used in investing activities was $1,465 million, which was comprised of $1,897 million of capital expenditures partially offset by $228 million of other investments and equity method investments, $141 million of distributions received from equity method investments, $53 million of contributions in aid of construction and $6 million of proceeds from the sale of assets.
For the nine months ended September 30, 2020, net cash used in investing activities was $1,956 million, which was comprised of $1,960 million of capital expenditures and $48 million of other investments and equity method investments, partially offset by $35 million of contributions in aid of construction and $12 million of proceeds from the sale of assets.
Financing Activities
For the nine months ended September 30, 2021, financing activities provided $418 million in cash reflecting primarily proceeds from private placements of $4 billion in connection with share issuance and contribution from non-controlling interests of $141 million in the period, offset by a net decrease in non-current debt, including with affiliate, and current notes payable of $3.3 billion, dividends of $443 million and distributions to non-controlling interests of $9 million.
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
Off-Balance Sheet Arrangements
There have been no material changes in our off-balance sheet arrangements during the nine months ended September 30, 2021 as compared to those reported for the fiscal year ended December 31, 2020 in our Form 10-K.
Contractual Obligations
As part of the NECEC project, NECEC Transmission LLC and/or CMP committed to approximately $90 million of future payments to support various programs in the state of Maine. There have been no other material changes in contractual and contingent obligations during the nine months ended September 30, 2021 as compared to those reported for the fiscal year ended December 31, 2020 in our Form 10-K.
Critical Accounting Policies and Estimates
We have prepared the accompanying condensed consolidated financial statements provided herein in accordance with U.S. GAAP. In preparing the accompanying condensed consolidated financial statements, our management has made certain estimates and assumptions that affect the reported amounts of assets, liabilities, stockholders’ equity, revenues and expenses and the disclosures thereof. The accounting policies and related risks described in our Form 10-K are those that depend most heavily on these judgments and estimates. We continue to utilize information reasonably available to us; however, the business and economic uncertainty resulting from COVID-19 has made such estimates and assumptions more difficult to assess and calculate. Impacted estimates include, but are not limited to, evaluations of certain long-lived assets and goodwill for impairment, expected credit losses and potential regulatory deferral or recovery of certain costs. While there were no material impacts from COVID-19 on financial results, actual results could differ from those estimates, which could result in material impacts to our consolidated financial statements in future reporting periods. The other notable changes to the significant accounting policies described in our Form 10-K for the fiscal year ending December 31, 2020, are with respect to our adoption of the new accounting pronouncements described in the Note 3 of our condensed consolidated financial statements for the nine months ended September 30, 2021.
New Accounting Standards
We review new accounting standards to determine the expected financial effect, if any, that the adoption of each such standard will have. The new accounting pronouncements we have adopted as of January 1, 2021, and reflected in our condensed consolidated financial statements are described in Note 3 of our condensed consolidated financial statements for the nine months ended September 30, 2021.

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
•adverse developments in general market, business, economic, labor, regulatory and political conditions including, without limitation, the impacts of inflation, deflation, supply-chain interruptions and changing prices and labor costs;
•the impacts of climate change, fluctuations in weather patterns and extreme weather events;
•technological developments;
•the impact of extraordinary external events, such as any cyber breaches or other incidents, grid disturbances, acts of war or terrorism, civil or social unrest, natural disasters, pandemic health events or other similar occurrences;
•the impact of any change to applicable laws and regulations, including those subject to referendums affecting the ownership and operations of electric and gas utilities and renewable energy generation facilities, respectively, including, without limitation, those relating to the environment and climate change, taxes, price controls, regulatory approval and permitting;
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our market risk during the nine months ended September 30, 2021, as compared to those reported for the fiscal year ended December 31, 2020 in our Form 10-K.
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
10.1
Construction Loan Agreement, dated September 15, 2021, among Vineyard Wind 1, LLC, Banco Santander, S.A., New York Branch, in its capacity as administrative agent; MUFG Union Bank, N.A., in its capacity as collateral agent, and the lenders and issuing lenders party thereto from time to time.*

10.2
Term Loan Agreement, dated September 15, 2021, among Avangrid Vineyard Wind, LLC, Banco Santander, S.A., New York Branch, in its capacity as administrative agent, MUFG Union Bank, N.A., in its capacity as collateral agent, and the lenders and issuing lenders party thereto from time to time.*

10.3
Equity Contribution Agreement, dated September 15, 2021, among Avangrid Vineyard Wind, Banco Santander, S.A., New York Branch, in its capacity as administrative agent, CI-II Alice Holding, LLC, CI III Alice Holding LLC, Vineyard Wind CI Partners 1 LLC, Vineyard Wind Sponsor Partners 1 LLC, Vineyard Wind TE Partners 1 LLC, Vineyard Wind 1 Pledgor LLC and Vineyard Wind 1 LLC, and MUFG Union Bank, N.A., in its capacity as collateral agent.*

10.4	Guaranty, dated September 15, 2021, issued by Avangrid, Inc. in favor of MUFG Union Bank, N.A., in its capacity as collateral agent.*

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*Filed herewith.
†Compensatory plan or agreement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Avangrid, Inc.

Date: October 29, 2021	By:	/s/ Dennis V. Arriola
Dennis V. Arriola
Director and Chief Executive Officer

Date: October 29, 2021	By:	/s/ Douglas K. Stuver
Douglas K. Stuver
Senior Vice President - Chief Financial Officer