Form 10-K
period 2021-12-31
Avangrid, Inc.
filed 2022-02-23
CIK 1634997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission File No. 001-37660

Avangrid, Inc.
(Exact name of registrant as specified in its charter)

Securities registered pursuant to Section 12(b) of the Act:

New York		14-1798693
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
180 Marsh Hill Road
Orange,	Connecticut	06477
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (207) 629-1190
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $0.01 per share	AGR	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of the Avangrid, Inc.’s voting stock held by non-affiliates, computed by reference to the price at which the common equity was last sold as of the last business day of Avangrid, Inc.’s most recently completed second fiscal quarter (June 30, 2021) was $3,684 million based on a closing sales price of $51.43 per share.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 386,577,494 shares of common stock, par value $0.01, were outstanding as of February 22, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the documents listed below have been incorporated by reference into the indicated parts of this report, as specified in the responses to the item numbers involved.
Designated portions of the Proxy Statement relating to the 2022 Annual Meeting of the Shareholders are incorporated by reference into Part III to the extent described therein.

i

GLOSSARY OF TERMS AND ABBREVIATIONS
Unless the context indicates otherwise, references in this Annual Report on Form 10-K to “AVANGRID,” the “Company,” “we,” “our,” and “us” refer to Avangrid, Inc. and its consolidated subsidiaries.

2016 Joint Proposal	Joint proposal of NYSEG and RG&E and certain other signatory parties approved by the NYPSC on June 15, 2016, for a three-year rate plan for electric and gas service commencing May 1, 2016.
2020 Joint Proposal	Joint proposal of NYSEG and RG&E and certain other signatory parties approved by the NYPSC on November 19, 2020, for a three-year rate plan for electric and gas service commencing December 1, 2020.
AMI	Automated Metering Infrastructure
AOCI	Accumulated other comprehensive income
ARHI	Avangrid Renewables Holdings, Inc.
ARP	Alternative Revenue Programs
ASC	Accounting Standards Codification
Asnat	Asnat Realty, LLC
Army Corps	U.S. Army Corps of Engineers
ARO	Asset retirement obligation
AVANGRID	Avangrid, Inc.
Bcf	One billion cubic feet
BGC	The Berkshire Gas Company
BGEPA	Bald and Golden Eagle Protection Act
BLM	U.S. Bureau of Land Management
BOEM	U.S. Bureau of Ocean Energy Management
CfDs	Contracts for Differences
CFTC	Commodity Futures Trading Commission
CFIUS	Committee on Foreign Investment in the United States
CL&P	The Connecticut Light and Power Company
CLCPA	Climate Leadership and Community Protection Act
CMP	Central Maine Power Company
CNG	Connecticut Natural Gas Corporation
CPCN	Certificate of Public Convenience and Necessity
CSC	Connecticut Siting Council
DCF	Discounted cash flow
DEEP	Connecticut Department of Energy and Environmental Protection
DE&I	Diversity, Equity and Inclusion
DIMP	Distribution Integrity Management Program
DER	Distributed energy resources
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DOE	Department of Energy
DOER	Massachusetts Department of Energy Resources
DOJ	Department of Justice
DPA	Deferred Payment Arrangements
DPU	Massachusetts Department of Public Utilities
DSIP	Distributed System Implementation Plan
DTh	Dekatherm
EAM	Earnings adjustment mechanism
EDC	Massachusetts electric distribution companies
English Station	Former generation site on the Mill River in New Haven, Connecticut
EPA	Environmental Protection Agency

EPAct 2005	Energy Policy Act of 2005
ERCOT	Electric Reliability Council of Texas
ESA	Endangered Species Act
ESC	Energy Smart Community
ESM	Earnings sharing mechanism
Evergreen Power	Evergreen Power, LLC
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCC	Federal Communications Commission
FERC	Federal Energy Regulatory Commission
FirstEnergy	FirstEnergy Corp.
FPA	Federal Power Act
Gas	Enstor Gas, LLC
GE	General Electric
GenConn	GenConn Energy LLC
GenConn Devon	GenConn’s peaking generating plant in Devon, Connecticut
GenConn Middletown	GenConn’s peaking generating plant in Middletown, Connecticut
HLBV	Hypothetical Liquidation at Book Value
HQUS	H.Q. Energy Services (U.S) Inc.
Iberdrola	Iberdrola, S.A.
Iberdrola Group	The group of companies controlled by Iberdrola, S.A.
Installed capacity	The production capacity of a power plant or wind farm based either on its rated (nameplate) capacity or actual capacity
IRS	Internal Revenue Service
ISO	Independent system operator
ISO-NE	ISO New England, Inc.
ITC	Investment Tax Credit
Klamath Plant	The Klamath gas-fired cogeneration facility located in the city of Klamath, Oregon
kV	Kilovolts
kWh	Kilowatt-hour
LDC	Local distribution company
LIBOR	London Interbank Offer Rate
LNG	Liquefied natural gas
LUPC	Maine Land Use Planning Commission
MBTA	Migratory Bird Treaty Act
MDEP	Maine Department of Environmental Protection
MEPCO	Maine Electric Power Corporation
Merger
The merger of PNMR with and into Merger Sub on the terms and subject to the conditions set forth in the Merger Agreement, with PNMR continuing as the surviving corporation and as a wholly-owned subsidiary of AVANGRID.

Merger Agreement	Agreement and Plan of Merger, dated as of October 20, 2020 and as amended and modified as of January 3, 2022 among AVANGRID, PNMR and Merger Sub.
Merger Sub	NM Green Holdings, Inc., a New Mexico corporation and wholly-owned subsidiary of AVANGRID.
MGP	Manufactured gas plants
MHI	Mitsubishi Heavy Industries
MISO	Midcontinent Independent System Operator
MNG	Maine Natural Gas Corporation
MPRP	Maine Power Reliability Program

MPUC	Maine Public Utility Commission
MtM	Mark-to-market
MW	Megawatts
MWh	Megawatt-hours
NAV	Net asset value
NECEC	New England Clean Energy Connect
NEPA	National Environmental Policy Act
NERC	North American Electric Reliability Corporation
NETOs	New England Transmission Owners
Networks	Avangrid Networks, Inc.
New York TransCo	New York TransCo, LLC.
NGA	Natural Gas Act of 1938
NMPRC	New Mexico Public Regulation Commission
NOL	Net operating loss
Non-GAAP	Financial measures that are not prepared in accordance with U.S. GAAP, including adjusted net income, adjusted earnings per share, adjusted EBITDA and adjusted EBITDA with tax credits.
NRC	Nuclear Regulatory Commission
NYISO	New York Independent System Operator, Inc.
NYPSC	New York State Public Service Commission
NYSE	New York Stock Exchange
NYSEG	New York State Electric & Gas Corporation
NYSERDA	New York State Energy Research and Development Authority
OATT	Open Access Transmission Tariff
OCI	Other comprehensive income
OSHA	Occupational Safety and Health Act, as amended
PA	Connecticut Public Act
PCB	Polychlorinated Biphenyls
PJM	PJM Interconnection, L.L.C.
PNMR	PNM Resources, Inc.
PPA	Power purchase agreement
PTC	Production tax credit
PUCT	Public Utility Commission of Texas
PUHCA 2005	Public Utility Holding Company Act of 2005
PURA	Connecticut Public Utilities Regulatory Authority
RAM	Rate Adjustment Mechanism
RCRA	Resource Conservation and Recovery Act
RDM	Revenue decoupling mechanism
REC	Renewable Energy Certificate
Renewables	Avangrid Renewables, LLC
REV	Reforming the Energy Vision
RFP	Request for Proposals
RG&E	Rochester Gas and Electric Corporation
ROE	Return on equity
ROU	Right-of-use
RPS	Renewable Portfolio Standards
RTO	Regional transmission organization
SCG	The Southern Connecticut Gas Company
SEC	United States Securities and Exchange Commission
Side Letter	A side letter agreement dated as of April 15, 2021 between AVANGRID and Iberdrola concerning items

SOX	Sarbanes-Oxley Act
Tax Act	Tax Cuts and Jobs Act of 2017 enacted by the U.S. federal government on December 22, 2017
TEF	Tax equity financing arrangements
TSA	Transmission Service Agreement
UI	The United Illuminating Company
UIL	UIL Holdings Corporation
U.S. GAAP	Generally accepted accounting principles for financial reporting in the United States.
VaR	Value-at-risk
VIEs	Variable interest entities
VW	Vineyard Wind LLC and its subsidiaries
WECC	Western Electricity Coordinating Council

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains a number of forward-looking statements. Forward-looking statements may be identified by the use of forward-looking terms such as “may,” “will,” “should,” “would,” “could,” “can,” “expect(s),” “believe(s),” “anticipate(s),” “intend(s),” “plan(s),” “estimate(s),” “project(s),” “assume(s),” “guide(s),” “target(s),” “forecast(s),” “are (is) confident that” and “seek(s)” or the negative of such terms or other variations on such terms or comparable terminology. Such forward-looking statements include, but are not limited to, statements about our plans, objectives and intentions, outlooks or expectations for earnings, revenues, expenses or other future financial or business performance, strategies or expectations, or the impact of legal or regulatory matters including regulatory approvals on business, results of operations or financial condition of the business and other statements that are not historical facts. Such statements are based upon the current reasonable beliefs, expectations and assumptions of our management and are subject to significant risks and uncertainties that could cause actual outcomes and results to differ materially. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, without limitation:
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
•the COVID-19 pandemic, its impact on business and economic conditions, including but not limited to impacts from consumer payment behavior and supply chain delays, and the pace of recovery from the pandemic;
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

PART I

Item 1. Business
Overview
AVANGRID aspires to be the leading sustainable energy company in the United States. A commitment to sustainability is firmly entrenched in the values and principles that guide AVANGRID, with environmental, social, governance and financial sustainability key priorities driving our business strategy.
AVANGRID has approximately $40 billion in assets and operations in 24 states concentrated in our two primary lines of business - Avangrid Networks and Avangrid Renewables. Avangrid Networks owns eight electric and natural gas utilities, serving approximately 3.3 million customers in New York and New England. Avangrid Renewables owns and operates 8.8 gigawatts of electricity capacity, primarily through wind and solar power, with a presence in 22 states across the United States. AVANGRID supports the achievement of the Sustainable Development Goals approved by the member states of the United Nations, was named among the World’s Most Ethical companies in 2022 for the fourth consecutive year by the Ethisphere Institute and is listed by Forbes and JUST Capital as one of the 2021 JUST 100, an annual ranking of the most just U.S. public companies. AVANGRID employs approximately 7,300 people. Iberdrola S.A., or Iberdrola, a corporation (sociedad anónima) organized under the laws of the Kingdom of Spain, a worldwide leader in the energy industry, directly owns 81.6% of the outstanding shares of AVANGRID common stock. AVANGRID's primary businesses are described below.
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
Through Networks, we own electric distribution, transmission and generation companies and natural gas distribution, transportation and sales companies in New York, Maine, Connecticut and Massachusetts, delivering electricity to approximately 2.3 million electric utility customers and delivering natural gas to approximately 1.0 million natural gas utility customers as of December 31, 2021. The interstate transmission and wholesale sale of electricity by these regulated utilities is regulated by the Federal Energy Regulatory Commission, or FERC, under the Federal Power Act, or FPA, including with respect to transmission rates. Further, Networks’ electric and gas distribution utilities in New York, Maine, Connecticut and Massachusetts are subject to regulation by the New York State Public Service Commission, or NYPSC; the Maine Public Utilities Commission, or MPUC; the Connecticut Public Utilities Regulatory Authority, or PURA; and the Massachusetts Department of Public Utilities, or DPU, respectively. Networks strives to be a leader in safety, reliability and quality of service to its utility customers.
Through Renewables, we have a combined wind, solar and thermal installed capacity of 8,813 megawatts, or MW, as of December 31, 2021, including Renewables’ share of joint projects, of which 7,945 MW was installed wind capacity. Renewables targets to contract or hedge 85% to 95% of its capacity under long-term power purchase agreements, or PPAs, and hedges to limit market volatility. As of December 31, 2021, approximately 72% of the capacity was contracted with PPAs, for an average period of approximately 9 years, and an additional 18% of production was hedged. AVANGRID is one of the three largest wind operators in the United States based on installed capacity as of December 31, 2021 and strives to lead the transformation of the U.S. energy industry to a sustainable, competitive, clean energy future. Renewables installed capacity includes 66 wind farms and four solar facilities in 21 states across the United States.
Proposed Merger with PNMR
On October 20, 2020, AVANGRID, PNM Resources, Inc., a New Mexico corporation, or PNMR, and NM Green Holdings, Inc., a New Mexico corporation and wholly-owned subsidiary of AVANGRID, or Merger Sub, entered into an Agreement and Plan of Merger, or Merger Agreement, pursuant to which Merger Sub is expected to merge with and into PNMR, with PNMR surviving the Merger as a direct wholly-owned subsidiary of AVANGRID, or the Merger. Pursuant to the Merger Agreement, each issued and outstanding share of the common stock of PNMR (other than (i) the issued shares of PNMR common stock that are owned by AVANGRID, Merger Sub, PNMR or any wholly-owned subsidiary of AVANGRID or PNMR, which will be automatically cancelled at the time the Merger is consummated and (ii) shares of PNMR common stock held by a holder who has not voted in favor of, or consented in writing to, the Merger who is entitled to, and who has demanded, payment for fair value of such shares) will be converted, at the time the Merger is consummated, into the right to receive $50.30 in cash, or Merger Consideration, or approximately $4.3 billion in aggregate consideration. In connection with the Merger, Iberdrola has provided the Iberdrola Funding Commitment Letter, pursuant to which Iberdrola has unilaterally agreed to provide to AVANGRID, or arrange the provision to AVANGRID of, funds to the extent necessary for AVANGRID to consummate the Merger, including the payment of the aggregate Merger Consideration. On April 15, 2021, AVANGRID entered into a side letter agreement with Iberdrola, which sets forth certain terms and conditions relating to the Funding Commitment Letter, or the Side Letter Agreement. The Side Letter Agreement provides that any drawing in the form of indebtedness made by AVANGRID pursuant to the Funding Commitment Letter shall bear interest at an interest rate equal to 3-month London Interbank Offer Rate, or LIBOR, plus 0.75% per annum calculated on the basis of a 360-day year for the actual number of days elapsed and, commencing on the date of the Funding Commitment Letter, AVANGRID shall pay Iberdrola a facility fee equal to 0.12% per annum on the undrawn portion of the funding commitment set forth in the Funding Commitment Letter. On February 12, 2021, the shareholders of PNMR approved the proposed Merger. As of November 1, the Merger had obtained all regulatory approvals other than from the New Mexico Public Regulation Commission, or NMPRC. On November 1, 2021, after public hearing and briefing on the matter, the hearing examiner in the Merger proceeding at the NMPRC issued an unfavorable recommendation related to the amended stipulated agreement entered into by PNMR, AVANGRID and several interveners in the NMPRC proceeding with respect to consideration of the joint Merger application in June 2021. On December 8, 2021, the NMPRC issued an order rejecting the amended stipulated agreement. On January 3, 2022, AVANGRID and PNMR filed a notice of appeal of the December 8, 2021 decision of the NMPRC with the New Mexico Supreme Court. During the pendency of this appeal certain required regulatory approvals and consents may expire and AVANGRID and PNMR will reapply and/or apply for extensions of such approvals, as the case may be. In addition, on January 3, 2022, AVANGRID, PNMR and Merger Sub entered into an Amendment to the Merger Agreement, or the Amendment, pursuant to which AVANGRID, PNMR and Merger Sub each agreed to extend the “End Date” for consummation of the Merger until April 20, 2023. The parties acknowledge in the Amendment that the required regulatory approval from the NMPRC has not been obtained and that the parties have reasonably determined that such outstanding approval will not be obtained by April 20, 2022. In light of this outstanding approval, the parties determined to approve the Amendment. As amended, the Merger Agreement may be terminated by each of AVANGRID and PNMR under certain circumstances, including if the Merger is not consummated by April 20, 2023 (subject to a three-month extension by AVANGRID and PNMR by mutual consent if all of the conditions to the closing, other than the conditions related to obtaining regulatory approvals, have been satisfied or waived). It is anticipated that, prior to the amended "End Date" occurring that amendments to, or refilings of, certain previously obtained regulatory approvals will be necessary. We cannot predict the outcome of this proceeding for the outstanding approvals. In addition, the Closing of the Merger is subject to certain conditions including entry into agreements providing for, and to making filings required to, exit from all ownership interests in the Four Corners Power Plant and certain other customary closing conditions. For additional information, see Note 1 to our consolidated financial statements contained in this Annual Report on Form 10-K.
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
Networks
Overview
Networks, a Maine corporation, holds our regulated utility businesses, including electric distribution, transmission and generation and natural gas distribution, transportation and sales. Networks serves as a super-regional energy services and delivery company through the eight regulated utilities it owns directly:
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
The demand for electric power and natural gas is affected by seasonal differences in the weather. Demand for electricity in each of the states in which Networks operates tends to increase during the summer months to meet cooling load or in winter months for heating load while demand for natural gas tends to increase during the winter to meet heating load.
The following table sets forth certain information relating to the rate base, number of customers and the amount of electricity or natural gas provided by each of Networks’ regulated utilities as of and for the year ended December 31, 2021:

Utility	Rate Base(1) (in billions)	Electricity Customers	Electricity Delivered (in MWh)	Natural Gas Customers	Natural Gas Delivered (in DTh)
NYSEG	$3.5	907,336	15,406,000	270,204	53,381,000
RG&E	$2.5	385,925	6,985,000	319,737	56,165,000
CMP	$2.5	646,818	9,297,000	—	—
MNG	$0.1	—	—	5,616	2,283,000
UI	$1.9	342,928	4,943,000	—	—
SCG	$0.6	—	—	208,024	35,700,000
CNG	$0.5	—	—	184,880	36,259,000
BGC	$0.1	—	—	40,741	10,117,000
Total	$11.7	2,283,007	36,631,000	1,029,202	193,905,000
(1)“Rate base” means the net assets upon which a utility can receive a specified return, based on the carrying value of such assets. The rate base is set by the relevant regulatory authority and typically represents the value of specified property, such as plants, facilities and other investments of the utility. These rate base values have been calculated using the best estimates as of December 31, 2021.
During the last five years, Networks has invested $8.3 billion enhancing its delivery network with greater capacity and improved reliability, environmental security and sustainability, efficiency and automation. Networks continuously improves its grid to accommodate new requirements for advanced metering, demand response and enhanced outage management, while improving its flexibility for the integration and management of distributed energy resources, or DER.
New York
In 2021, the nine hydroelectric plants owned by NYSEG and RG&E generated approximately 132,200 megawatt-hours, or MWh of clean hydropower, which is enough energy to power approximately 18,000 homes across New York State, assuming an average electricity consumption of 600 kilowatt-hours, or kWh, per month per customer. See “—Properties—Networks” for more information regarding Networks’ electric generation plants.
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
In 2018, the New England Clean Energy Connect, or NECEC, transmission project, a joint bid proposed by CMP and Hydro-Québec, was selected by the Massachusetts electric utilities and the Massachusetts Department of Energy Resources, or DOER, in the Commonwealth of Massachusetts’s 83D clean energy Request for Proposal. The proposed NECEC transmission project includes a 145-mile transmission line linking the electrical grids in Québec, Canada and New England. The project, which has an estimated cost of approximately $1.2 billion in total, would add 1,200 MW of transmission capacity to supply Maine and the rest of New England with power from reliable hydroelectric generation. As of December 31, 2021, we have capitalized approximately $546 million on the NECEC project. For further discussion of the NECEC project, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.
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
Rate Base
The below rate base values were calculated using the best estimates as of December 31, 2021, 2020 and 2019. The rate base of Networks’ regulated utilities, excluding utilities accounted for under the equity method, for the years indicated below were as follows:

Rate base	2021	2020	2019
	(in millions)
NYSEG Electric	$2,776	$2,408	$2,250
NYSEG Gas	715	703	610
RG&E Electric	1,911	1,566	1,453
RG&E Gas	553	492	516
Subtotal New York	5,955	5,169	4,829
CMP Dist	1,014	982	933
CMP Trans	1,493	1,448	1,469
MNG	87	77	76
Subtotal Maine	2,594	2,507	2,478
UI Dist	1,240	1,170	1,112
UI Trans	699	662	672
SCG	602	588	587
CNG	515	524	538
Subtotal Connecticut	3,056	2,944	2,909
BGC	128	124	136
Total	$11,733	$10,744	$10,352

Renewables
The Renewables business, based in Portland, Oregon and Boston, Massachusetts, is engaged primarily in the design, development, construction, management and operation of generation plants that produce electricity using renewable resources and, with more than 70 renewable energy projects, is one of the leaders in renewable energy production in the United States based on installed capacity. Renewables’ primary business is onshore wind energy generation, which represented approximately 95% of Renewables’ combined installed capacity as of December 31, 2021. For the year ended December 31, 2021, Renewables produced approximately 18,977,000 MWh of energy through wind power generation. Renewables had a pipeline of approximately 22,500 MW (approximately 17,500 MW - onshore and approximately 5,000 MW - offshore) of future renewable energy projects in various stages of development as of December 31, 2021.
A significant part of Renewables' strategic business is offshore wind. Renewables holds a 50% ownership interest in Vineyard Wind, LLC (Vineyard Wind) and an indirect ownership interest in Vineyard Wind 1 LLC (Vineyard Wind 1), each a joint venture with affiliates of Copenhagen Infrastructure Partners, or CIP, a fund management company based in Denmark. Vineyard Wind and Vineyard Wind 1 hold an interest in offshore lease areas off the coast of Massachusetts, the first of which is 166,886 acres (Lease Area 501, which was subsequently divided to create Lease Area 534) and the second lease area (Lease Area 522), acquired in 2018, is 132,370 acres located over 16 nautical miles off the coast of Massachusetts.
Renewables also has rights to a federal offshore wind lease area located more than 27 miles off the coast of North Carolina, which has the potential to generate up to 2,500 MW of renewable energy for Virginia and North Carolina. The lease area was acquired through a competitive federal auction in 2017 and is 122,405 acres.
Vineyard Wind 1 LLC is developing and has started onshore construction of the Vineyard Wind I project, an 800 MW utility-scale offshore wind project located 15 miles off the coast of Massachusetts on Lease Area 501 held by Vineyard Wind 1. The Vineyard Wind 1 project is expected to generate clean energy for over 400,000 households and businesses in Massachusetts and reduce carbon emissions by over 1.6 million tons per year. The project has 20-year PPAs with the electric distribution companies in Massachusetts with an average price of $88.77/MWh, which represents a price for 50% of the project that starts at $65/MWh and escalates 2.5% annually, and a price for the other 50% of the project that starts at $74/MWh and escalates 2.5% annually. Vineyard Wind LLC is also developing the Park City Wind project, an 804 MW project located on Lease Area 534, that will deliver clean, reliable energy to the residents of Connecticut through contracts with the electric distribution companies in Connecticut. The project has 20-year PPAs with the electric distribution companies in Connecticut, including UI, with an average price of $79.83/MWh, which is based on a starting price of $62.50 that escalates at 2.5% annually. With respect to the Park City Wind project, Vineyard Wind has agreed to have good faith negotiations to adjust the price if the project benefits from any improvements to the profitability of the project for having access to investments tax credits, or ITCs, in excess of 18%. Both projects are expected to be commissioned in 2024 to 2026, subject to permitting and contract negotiation.
In December 2021 Vineyard Wind’s Commonwealth Wind project, which will also be located on Lease Area 534 was selected as part of Massachusetts’ third offshore wind competitive procurement process. The 1,232 MW project will deliver clean energy to the residents of Massachusetts primarily through contracts with the electric distribution companies in the state. The Commonwealth project is expected to be commissioned in 2027, subject to permitting, contract negotiation and finalization of the power purchase agreements.
On September 15, 2021, Renewables entered into an agreement with CIP to restructure Vineyard Wind, which closed on January 10, 2022. Following the restructuring agreement closing, Vineyard Wind 1 remains a 50-50 joint venture, Renewables has full ownership of the project company containing Lease Area 534, including the Park City Wind and Commonwealth Wind projects along with any remaining non-contracted area in Lease Area 534, and CIP has full ownership of the project company containing Lease Area 522. The consideration exchanged resulted in Renewables making a payment of approximately $168 million to CIP. Refer to Note 22 to our consolidated financial statements contained in this Annual Report on Form 10-K.
Typically, Renewables enters into long-term lease agreements with property owners who lease their property and other sites for onshore renewable energy projects, and with federal agencies for offshore renewables energy projects. Electricity generated at a wind project is then transmitted to customers through long-term agreements with purchasers. There are a limited number of turbine suppliers in the market. Renewables’ largest turbine suppliers, Siemens-Gamesa and GE Wind, in the aggregate supplied turbines that accounted for 70% of Renewables’ installed wind capacity as of December 31, 2021. Iberdrola had an 8.1% ownership interest in Siemens-Gamesa until it was sold in February 2020.
To monetize the tax benefits resulting from production tax credits, or PTCs, and accelerated tax depreciation available to qualifying wind energy projects, Renewables has entered into “tax equity” financing structures with third party investors for a portion of its wind farms. Renewables holds operating wind farms under these structures through limited liability companies jointly owned by one or more third party investors. These investors generally provide an up-front investment and, in some cases, payments over time for their membership interests in the financing structures. In return, the investors receive specified cash distribution allocations and substantially all of the tax benefits generated by the wind farms, until such benefits achieve a negotiated return on their investment. Upon attainment of this target return, the sharing of the cash flows and tax benefits flip, with Renewables receiving substantially all of these amounts thereafter. We also have an option to repurchase the investor’s interest within a certain timeframe after the target return is met. Renewables maintains operational and management control over the wind farm businesses, subject to investor approval of certain major decisions. See “—Properties—Renewables” for more information regarding Renewables’ wind power generation properties.
Additionally, as part of the Renewables portfolio, Renewables operates two thermal generation facilities, with 636 MW of combined capacity as of December 31, 2021. Renewables worked closely with the City of Klamath Falls, Oregon to develop the Klamath Plant, which has a current capacity of 536 MW. The Klamath Plant operates by creating two useful forms of energy, electricity and process steam, from a single fuel source of natural gas. In addition, Renewables operates a highly flexible 100 MW Klamath Peaking Plant adjacent to the Klamath Plant, providing customers of Renewables additional capability to meet their peak summer and winter power needs.
In addition to its wind assets, Renewables operates four solar photovoltaic facilities with an installed capacity of 130 MW. The solar photovoltaic facilities produced over 242,000 MWh of renewable energy for the year ended December 31, 2021. Solar accounted for 1.3% of the total renewable energy generation from Renewables in 2021.
Renewables is pursuing the continued development of a large pipeline of wind and solar energy projects in various regions across the United States. Each site features a range of different atmospheric characteristics that ultimately drive the selection of technology for the proposed project. As part of Renewables’ resource assessment investigation, critical atmospheric parameters such as mean wind speed, extreme wind speed, turbulence intensity, mean air density, and solar energy availability are characterized to represent long-term conditions. The summary wind and solar characteristics are then combined with a terrain analysis, or orography, and weather pattern analysis to assess siting and placement risks in order to mitigate any future operations and maintenance concerns that may arise due to improper siting or placement.
Renewables maintains close relationships with key turbine suppliers, including Siemens-Gamesa, GE, Vestas and others in order to identify the turbine technology that safely delivers the lowest cost of energy for each candidate project in its portfolio. See “—Properties—Renewables” for more information regarding Renewables’ turbine technology.
Renewables focuses on ensuring solar projects deliver the lowest cost of energy safely. This requires detailed information on cost, long term performance and reliability of project components including solar panels, trackers and inverters – particularly as technology continues to advance. Renewables relies upon a wide network of experienced solar industry consultants to provide expert advice on project development, performance specifications, manufacturing quality assurance and equipment selection. These consultants range from Tetra Tech Inc. for environmental permitting support, to companies such as DNV GL, Clean Energy Associates, and PI Berlin to advise on energy estimation, equipment performance expectations, and equipment quality audits.
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
Market Anti-Manipulation Regulation
The FERC and the Commodity Futures Trading Commission, or CFTC, monitor certain segments of the physical and futures energy commodities market pursuant to the FPA, the Commodity Exchange Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, including our businesses’ energy transactions and operations in the United States. With regard to the physical purchases and sales of electricity and natural gas, the gathering storage, transmission and delivery of these energy commodities and any related trading or hedging transactions that some of our operating subsidiaries undertake, our operating subsidiaries are required to observe these anti-market manipulation laws and related regulations enforced by the FERC and CFTC. The FERC holds substantial enforcement authority, including the ability to assess civil penalties of up to $1.3 million per day per violation, to order disgorgement of profits and to recommend criminal penalties. The CFTC is authorized to issue monetary penalties for violations of the Commodity Exchange Act up to a maximum penalty per violation. Generally, penalties may be determined on a per violation basis or up to triple the monetary gain to the respondent, whichever is greater.
State Regulation
Networks’ regulated utilities are subject to regulation by the applicable state public utility commissions, including with regard to their rates, terms and conditions of service, issuance of securities, purchase or sale of utility assets and other accounting and operational matters. NYSEG and RG&E are subject to regulation by the NYPSC; CMP and MNG are subject to regulation by the MPUC; UI, SCG and CNG are subject to regulation by the PURA; and BGC is subject to regulation by the DPU. The NYPSC, MPUC and the Connecticut Siting Council, or CSC, exercise jurisdiction over the siting of electric transmission lines in their respective states, and each of the NYPSC, MPUC, PURA and DPU exercise jurisdiction over the approval of certain mergers or other business combinations involving Networks’ regulated utilities. In addition, each of the utility commissions has the authority to impose penalties on these regulated utilities, which could be substantial, for violating state utility laws and regulations and their orders. In June 2019, the New York State legislature passed a new law titled the Climate Leadership and Community Protection Act, or CLCPA, which could have significant impacts on the operations of electric and gas utilities in New York. A Climate Action Council has been formed consistent with the CLCPA, and that Council will be providing guidance to New York State in reaching aggressive renewable and emission reduction goals delineated in the CLCPA. On December 30, 2021, the Climate Action Council issued a Draft Scoping Plan, which includes numerous draft recommendations designed to ensure a fair transition to achieving New York’s greenhouse gas emission reduction goals and renewable energy goals. The draft Scoping Plan is subject to a 120-day public comment period, and the Climate Action Council will deliver a final Scoping Plan by January 1, 2023.
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
In August 2016, a partial consent order was issued by the Connecticut Department of Energy and Environmental Protection, or DEEP, related to the investigation and remediation of the English Station site. The consent order requires UI to investigate and remediate certain environmental conditions within the perimeter of the English Station site. Under the consent order, to the extent that the cost of this investigation and remediation is less than $30 million, UI is required to remit to the State of Connecticut the difference between such cost and $30 million to be applied to a public purpose as determined in the discretion of the Governor of the State of Connecticut, the Attorney General of the State of Connecticut and the Commissioner of DEEP. However, UI is obligated to comply with the consent order even if the cost of such compliance exceeds $30 million. The state may discuss options with UI on recovering or funding any cost above $30 million, such as through public funding or recovery from third parties, however it is not bound to agree to or support any means of recovery or funding. UI has initiated its process to investigate and remediate the environmental conditions within the perimeter of the English Station site pursuant to the consent order.
Environmental Management and Goals
In connection with our environmental, social, governance and financial stewardship strategy, we have established a goal to be Scope 1 carbon neutral, as defined by the U.S. Environmental Protection Agency, by 2035. Further, we have defined a set of goals to reduce the environmental impact of our facilities including a 25% reduction in carbon footprint by 2030, 50% more green energy by 2030 and 50% fewer tons of paper used.
See information on infrastructure protection and cyber security measures in "Properties" in Item 1 of this Annual Report on Form 10-K.

Customers
Networks delivers natural gas and electricity to residential, commercial and institutional customers through its regulated utilities in New York, Maine, Connecticut and Massachusetts. Networks’ customer payment terms are regulated by the state of New York, with respect to NYSEG and RG&E; Maine, with respect to CMP and MNG; Connecticut, with respect to UI, SCG and CNG; and Massachusetts, with respect to BGC, and each of the regulated utilities must provide extended payment arrangements to customers for past due balances. See “—Networks” for more information relating to the customers of Networks.
Renewables sells the majority of its energy output to large investor-owned utilities, public utilities and other credit-worthy entities. Additionally, Renewables generates and provides power, among other services, to federal and state agencies, institutional retail and joint action agencies. Offtakers typically purchase renewable energy from Renewables through long-term PPAs, allowing Renewables to limit its exposure to market volatility. As of December 31, 2021, approximately 72% of the capacity was contracted with PPAs, for an average period of approximately 9 years, and an additional 18% of production was hedged. Renewables also delivers thermal output to wholesale customers in the Western United States.
Competition
Networks’ regulated utilities do not generally face competition from other companies that transmit and distribute electricity and natural gas. However, supply for electricity and natural gas may be negatively impacted by federal and state legislation mandating that certain percentages of power delivered to end users be produced from renewable resources, such as wind, thermal and solar energy, and demand for electricity and natural gas may be negatively impacted by federal and state legislation mandating energy efficiency programs and policy.
Networks faces competition from self-contained micro-grids that integrate renewable energy sources in the areas served by Networks. However, there has been limited development of these micro-grids in Networks’ service areas to date, and Networks expects that growth in distributed generation of renewable energy will continue due to financial incentives being provided by federal and state legislation. In addition, Networks may face competition from government-controlled power initiatives in states where Networks operates in which states, municipalities or other local authorities attempt to use eminent domain to acquire privately-owned utility companies.
Renewables has competitive advantages, including a robust development pipeline, a management team with extensive experience, strong relationships with suppliers and clients, expert regulatory knowledge and brand awareness. However, Renewables faces competition throughout the life cycles of its renewable energy facilities, including during the development phase, in the identification and procurement of suitable sites with high wind resource availability, grid connection capacity and land availability. Renewables also competes with other suppliers in securing long-term renewable energy PPAs with power purchasers and participates in competitive bilateral and organized energy markets with other energy sources for power that is not sold under PPAs. Competitive conditions may be substantially affected by various forms of energy legislation and regulation considered from time to time by federal, state and local legislatures and administrative agencies.
Properties
Networks
The following table sets forth certain information relating to Networks’ electricity generation facilities and their respective locations, type and installed capacity as of December 31, 2021. Unless noted otherwise, Networks owns each of these facilities and all our generating properties are regulated under cost of service regulation.

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

The following table sets forth certain operating data relating to the electricity transmission and distribution activities of each of Networks’ regulated utilities as of December 31, 2021:

Utility	State	Substations	Transmission Lines (in miles)	Overhead Distribution Lines (in pole miles)	Underground Lines (in miles)	Total Distribution (in miles)
NYSEG	New York	430	4,472	32,224	2,960	35,184
RG&E	New York	156	1,084	5,999	2,960	8,959
CMP	Maine	205	2,919	21,954	1,780	23,734
UI	Connecticut	28	138	2,881	715	3,596
Total		819	8,613	63,058	8,415	71,473
The following table sets forth certain operating data relating to the natural gas transmission and distribution activities of each of Networks’ regulated utilities, as of December 31, 2021:

Utility	State	Transmission Pipeline (in miles)	Distribution Pipeline (in miles)
NYSEG	New York	20	8,452
RG&E	New York	103	9,144
MNG	Maine	2	231
SCG	Connecticut	—	2,511
CNG	Connecticut	—	2,215
BGC	Massachusetts	—	770
Total		125	23,323
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
Renewables
The following table sets forth Renewables’ portfolio of wind projects as of December 31, 2021. Unless noted otherwise, Renewables wholly owns each of these facilities.

Location	Wind Project	Turbines	Total Installed Capacity (MW)	Commercial Operation Date	North American Electric Reliability Corporation (NERC) Region
Arizona	Dry Lake I	30 (Suzlon S88, 2.1 MW)	63	2009	WECC
	Poseidon Wind (1)	15.5 (Suzlon, 2.1 MW)	33	2010	WECC
California	Dillon	45 (Mitsubishi, 1 MW)	45	2008	WECC
	Manzana	126 (GE, 1.5 MW)	189	2011	WECC
	Mountain View III	34 (Vestas V47, 0.66 MW)	22	2020	WECC
	Phoenix Wind Power	3 (Vestas, 0.66 MW)	2	1999	WECC
	Shiloh	100 (GE, 1.5 MW)	150	2006	WECC
	Tule	57 (GE, 2.3 MW)	131	2017	WECC
Colorado	Colorado Green	100 (GE, 1.5 SLE RP1.62 MW)	162	2003	WECC
	Twin Buttes	50 (GE, 1.5 MW)	75	2007	WECC
	Twin Buttes II	30 (Gamesa G114, 2.10 MW); 6 (Gamesa G114, 2.0 MW)	75	2017	WECC
Illinois	Providence Heights	36 (Gamesa G87, 2.0 MW)	72	2008	MRO
	Streator Cayuga Ridge South	150 (Gamesa, 2.0MW)	300	2010	MRO
	Otter Creek	38 (Vestas, 3.8 MW); 4 (Vestas, 3.5 MW)	158	2020	MRO
Iowa	Barton	80 (Gamesa, 2.0 MW)	158	2009	MRO
	Flying Cloud	29 (GE, 1.5 MW)	44	2004	MRO

Location	Wind Project	Turbines	Total Installed Capacity (MW)	Commercial Operation Date	North American Electric Reliability Corporation (NERC) Region
	New Harvest	50 (Gamesa G87, 2.0W)	100	2012	MRO
	Top of Iowa II	40 (Gamesa G87, 2.0 MW)	80	2008	MRO
	Winnebago I	10 (Gamesa G87, 2.0 MW)	20	2008	MRO
Kansas	Elk River	100 (GE, 1.5 MW)	150	2005	MRO
Massachusetts	Hoosac	19 (GE, 1.5 MW)	29	2012	NPCC
Minnesota	Elm Creek	66 (GE, 1.5 MW)	99	2008	MRO
	Elm Creek II	62 (Mitsubishi, 2.4)	149	2010	MRO
	MinnDakota	100 (GE, 1.5 MW)	150	2008	MRO
	Moraine I	34 (GE, 1.5 MW)	51	2003	MRO
	Moraine II	33 (GE, 1.5 MW)	50	2009	MRO
	Trimont	67 (GE, 1.5 SLE RP1.62 MW)	107	2020	MRO
Missouri	Farmers City	72 (Gamesa G87, 2.0 MW)	144	2009	MRO
New Hampshire	Groton	24 (Gamesa G87, 2.0 MW)	48	2012	NPCC
	Lempster	12 (Gamesa G87, 2 MW)	24	2008	NPCC
New Mexico	El Cabo	140 (Gamesa G114, 2.1 MW); 2 (Gamesa G114, 2.0 MW)	298	2017	WECC
	La Joya	76 (GE 2.85, 2.85 MW); 35 (Gamesa G114, 2.6 MW)	306	2021	WECC
New York	Hardscrabble	37 (Gamesa G90, 2.0 MW)	74	2011	NPCC
	Maple Ridge I(2)	70 (Vestas V82, 1.65 MW)	116	2006	NPCC
	Maple Ridge II(2)	28 (Vestas V82, 1.65 MW)	45	2006	NPCC
	Roaring Brook	5 (Gamesa G114, 2.625); 15 (Gamesa G145, 4.5)	81	2021	NPCC
North Carolina	Desert Wind	104 (Gamesa G114, 2.0 MW)	208	2016	SERC
North Dakota	Rugby	71 (Suzlon S88, 2.1 MW)	149	2009	MRO
Ohio	Blue Creek	152 (Gamesa G90 – 2.0 MW)	304	2012	RFC
Oregon	Hay Canyon	48 (Suzlon S88, 2.1 MW)	101	2009	WECC
	Klondike I	16 (GE, 1.5 S – 1.5 MW)	24	2001	WECC
	Klondike II	50 (GE, 1.5 SLE RP1.62 MW)	81	2020	WECC
	Klondike III	44 (Siemens, 2.3 MW); 80 (GE, 1.5 SLE, 1.5 MW); 1 (Mitsubishi, 2.4 MW)	224	2007	WECC
	Klondike IIIa	51 (GE, 1.5 MW)	77	2008	WECC
	Leaning Juniper II	74 (GE, 1.5 MW); 42 (Suzlon, 2.1 MW)	199	2011	WECC
	Montague	51 (Vestas, 3.6 MW); 5 (Suzlon, 3.45 MW)	201	2019	WECC
	Pebble Springs	47 (Suzlon, 2.1 MW)	99	2009	WECC
	Star Point	47 (Suzlon, 2.1 MW)	99	2010	WECC
	Golden Hills	47 (Vestas, 4.3 MW)	190	2021	WECC
Pennsylvania	Casselman	23 (GE, 1.5 MW)	35	2008	RFC
	Locust Ridge I	13 (Gamesa G87, 2.0)	26	2006	RFC
	Locust Ridge II	50 (Gamesa G87, 2.0 MW)	100	2009	RFC
	South Chestnut	22 (Gamesa, 2.0 MW)	44	2012	RFC
South Dakota	Buffalo Ridge I	24 (Suzlon, 2.1 MW)	50	2009	MRO
	Buffalo Ridge II	105 (Gamesa G87, 2.0 MW)	210	2010	MRO
	Coyote Ridge (3)	35 (GE, 2.52 MW); 4 (GE, 2.3 MW)	20	2019	MRO
	Tatanka Ridge (3)	50 (GE, 2.3 MW); 6 (GE, 2.3 MW)	23	2021	MRO
Texas	Baffin	101 (Gamesa G97, 2.0 MW)	202	2015	TRE
	Barton Chapel	60 (Gamesa, 2.0 MW)	120	2009	TRE
	Karankawa	93 (GE, 2.52 MW); 22 (GE, 2.3 MW); 9 (GE, 2.5 MW)	307	2019	TRE

Location	Wind Project	Turbines	Total Installed Capacity (MW)	Commercial Operation Date	North American Electric Reliability Corporation (NERC) Region
	Patriot	58 (Vestas, 3.6 MW); 5 (Vestas, 3.45 MW)	226	2019	TRE
	Peñascal I	84 (Mitsubishi, 2.4 MW)	202	2009	TRE
	Peñascal II	83 (Mitsubishi, 2.4 MW)	199	2010	TRE
Vermont	Deerfield	7 (Gamesa G87, 2.0 MW); 8 (Gamesa G97, 2.0 MW)	30	2017	NPCC
Washington	Big Horn I	133 (GE, 1.5 MW)	200	2006	WECC
	Big Horn II	25 (Gamesa, 2.0 MW)	50	2010	WECC
	Juniper Canyon	62 (Mitsubishi, 2.4 MW)	149	2011	WECC
(1)Jointly owned with Axium; capacity amounts represent only Renewables’ share of the wind farm.
(2)Jointly owned with Horizon Wind Energy; capacity amounts represent only Renewables’ share of the wind farm.
(3)Jointly owned with WEC Infrastructure; capacity amounts represent only Renewables’ share of the wind farm.
Additionally, set forth below are the solar and thermal facilities operated by Renewables as of December 31, 2021. Unless otherwise noted, Renewables owns each facility.

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
To manage these operational risks, pursuant to the cybersecurity risk policy and corporate security policy approved by the AVANGRID Board, we have implemented cyber and physical security measures and continue to strengthen our security posture by improving and expanding our physical and cyber security capabilities to protect critical assets. In addition, the Audit and Compliance Committee of the AVANGRID Board has responsibility for oversight of physical and cyber security matters, incident response management, and risks related to physical security, information security, cybersecurity, and technology, as well as the steps taken by management to mitigate such risks. Corporate Security maintains strong relationships with the U.S. Department of Homeland Security, or DHS, the Cybersecurity and Infrastructure Security Agency, or CISA, National Security Council, or NSC, the FBI, and the Department of Energy to ensure threat information is passed in a timely manner for situation awareness and that actions are taken to reduce risk.
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
Human Capital Resources
At AVANGRID, we aspire to be a company where talented and committed people want to build long-term careers.
We foster a culture that values continuous improvement and seeks diverse perspectives. We recognize and reward behavior and ideas that drive company performance and that prepare us to meet the challenges and opportunities of the future.
The overall health of our workforce is important to us – from physical safety and financial security, to high levels of engagement and a respectful work environment. We invest in workforce programs that enable personal and professional growth, help employees build connections with one another, and meet the unique needs of our employees and their families.
As of December 31, 2021, we employed 7,348 employees, virtually all of whom are full-time. 91.8% of employees were based in five states – Connecticut, Massachusetts, Maine, New York, and Oregon. During fiscal year 2021, we hired and onboarded 974 employees.
Approximately 47.7% of our employees are represented by a collective bargaining agreement and we generally enjoy strong working relationships with all our labor unions. Agreements expiring in the coming year apply to approximately 18.8% of our employees. There is mutual respect and collaboration when discussing the variety of issues we face on an ongoing basis, and both parties share the goal of supporting the business while helping to ensure a positive customer experience.
For the year ended December 31, 2021, the information on turnover rates is as follows:

Employee Turnover	% of Total
Voluntary Turnover as a percent of workforce	4.9%
Involuntary Turnover as a percent of workforce	0.9%
Retirement as a percent of workforce	3.5%
Total Turnover as a percent of workforce	9.3%
Diversity, Equity and Inclusion
Diversity, equity and inclusion are critical to our future success. We strive to build and sustain a diverse workforce with a rich mix of differences, inclusive workplaces where each of us feel valued and connected, and receive equitable opportunities to grow and develop.
We have prioritized our Diversity, Equity & Inclusion, or DE&I, initiatives in 3 areas: increasing diverse representation, especially in positions of authority; promoting equitable opportunities to grow and develop; and establishing pathways for community and connection with others.
In 2021, AVANGRID became a member of Disability:IN, a leading nonprofit resource for business disability inclusion, and continued its active involvement with Paradigm for Parity and CEO Action for Diversity & Inclusion. These public memberships and involvement demonstrate our commitment to elevate the DE&I conversation with our peers, while creating effective change for individuals with varying abilities, increasing gender parity in senior operating roles, and supporting challenging, yet necessary, workplace conversations.
Over 90% of our lead-level employees completed 2 hours of self-guided DE&I and unconscious bias training in 2021, including a multi-day event attended by over 200 people leaders. Additionally, over 92% of executive participants had incentive compensation explicitly linked to increasing gender and racial diversity in succession plans.
Our growing community of Business Resource Groups, or BRGs, provide “safe-zones” where our employees can discuss relevant issues and celebrate different cultures, ethnicities, and identities. Over 10% of our employees are part of one of our seven BRGs, and in 2021, we welcomed two new BRGs – the AVANGRID Coalition for Asian & Pacific Americans, or ACAPA, and the Community for all Abilities and Resource for Excellence, or CARE. Our BRGs hosted over 25 events in 2021, promoting inclusive conversations and diverse thinking throughout the organization. As of December 31, 2021, the approximate demographic breakdowns of our workforce are as follows:

Ethnicity	% of Total
All Employees	All	CT	MA	ME	NY	OR
% of Employees in State		24.5%	2.6%	16.8%	42.7%	5.2%
American Indian or Alaska Native	0.4%	0.1%	0.5%	0.8%	0.3%	0.3%
Asian	2.7%	4.6%	2.1%	1.4%	1.9%	6.8%
Black or African American	5.8%	13.3%	1.6%	0.9%	5.1%	1.0%
Hispanic or Latino	6.9%	14.0%	4.2%	1.9%	4.2%	6.5%
Hawaiian Native or other Pacific Islander	0.1%	0.0%	0.0%	0.0%	0.0%	0.5%
Two or more races	1.3%	1.5%	0.5%	1.4%	1.1%	1.8%
White	76.8%	63.3%	82.7%	90.1%	83.2%	65.7%
Not reported	6.0%	3.3%	8.4%	3.6%	4.1%	17.3%

Senior Leadership	All	CT	MA	ME	NY	OR
% of Employees in State		31.8%	5.5%	15.3%	17.4%	17.7%
American Indian or Alaska Native	0.3%	—%	—%	—%	—%	—%
Asian	2.4%	2.9%	—%	—%	1.8%	3.4%
Black or African American	2.8%	5.8%	—%	—%	3.5%	1.7%
Hispanic or Latino	8.0%	15.4%	5.6%	6.0%	7.0%	—%
Hawaiian Native or other Pacific Islander	—%	—%	—%	—%	—%	—%
Two or more races	2.1%	2.9%	—%	4.0%	—%	1.7%
White	71.6%	64.4%	66.7%	76.0%	73.7%	74.1%
Not reported	12.8%	8.7%	27.8%	14.0%	14.0%	19.0%

All Employees	All	CT	MA	ME	NY	OR
Female	27.4%	29.8%	29.8%	30.2%	27.4%	29.1%
Male	72.6%	70.2%	70.2%	69.8%	72.6%	70.9%

Senior Leadership	All	CT	MA	ME	NY	OR
Female	29.4%	30.8%	27.8%	30.0%	33.3%	29.3%
Male	70.6%	69.2%	72.2%	70.0%	66.7%	70.7%
Health and Safety
Safety is a core value at AVANGRID. Providing a safe and healthy workplace is our commitment to our employees, communities, customers, and investors. Daily emphasis on the importance of a safe workplace – and everyone’s role in supporting it – builds employee confidence, motivation, and productivity. A safe workplace encourages an environment where innovation can flourish. 100% of our leaders have a portion of their variable compensation tied directly to health and safety goals.
We continuously work to embed a safety-first culture across the company. In addition to ongoing safety training and awareness programs, we use Safety Excellence Awards and other recognition programs to recognize exemplary and proactive safety behavior. These programs, in addition to monthly leadership meetings dedicated to disseminating important safety updates while promoting a learning and improving safety culture, build critical skills for managers and supervisors to boost engagement for all employees. In 2021, we launched the Essential Controls Standard to strengthen safety performance and focus on reinforcing existing requirements, and expanded our “Good Catch” hazard recognition program, which recognizes employees for identifying a condition or situation that could have led to an incident.
A true culture of health and safety is dependent on not only a strong safety program, but also a program that focuses on employee well-being. Healthier employees are at lower risk of injury from industrial exposure and perform work more safely with lower rates of absenteeism. In 2021, well-being programming placed a strong emphasis on supporting employee mental health, with extensive resources offered including regular mental health webinars, mental health training for people managers, and online emotional well-being platforms to manage health and wellbeing, access discounts, and participate in activity challenges. In addition, we established a network of “mental health advocates,” a group of trained employees who volunteer their time to listen and provide guidance to others regarding available mental health resources. We also provided onsite prevention and risk reduction programs, such as early intervention programs, and onsite COVID-19 and influenza vaccination clinics. Our employees’ financial health is equally important, so we have deployed programs for financial education and advisory services.
AVANGRID has a dedicated COVID-19 cross-functional management team, which leads efforts to develop, implement and monitor mitigation and business continuity plans; track all relevant federal, state and local government guidelines, directives and regulations; develop and adopt work-from-home plans where possible; implement safe working protocols; assess appropriate return-to-office protocols; and provide critical updates via timely and transparent communications to all employees and key stakeholders. In response to the COVID-19 pandemic, we continue to provide benefits to our employees to cover the cost of COVID-19 testing, offer access to telehealth benefits, expand employee assistance and well-being programming, and provide supplemental paid leave for quarantined employees.
Employee Engagement
In 2021, AVANGRID continued listening to employees about areas of organizational strength and opportunities to improve via “The Loop”, our annual employee engagement survey.
A team of engagement leads representing a variety of functions, locations, and employees were responsible for promoting survey participation, assisting leaders in the analysis of survey data, and in implementing Action Plans to address opportunity areas. Action Plans were created at department and organizational levels, and progress was shared throughout the year to inform employees about how their feedback was being put into action.
In 2021, employees who were both engaged and enabled as measured through the survey remained stable at 47%, the same as compared to the previous year, with a 74% employee participation rate.
Growing our talent
We enable the personal and professional development of employees through on-demand skill building platforms, leadership programs, mentoring, technical and on-the-job training, community outreach opportunities, and tuition assistance.
During 2021, we enhanced our succession and talent management planning process to target the identification and development of key internal talent to meet future needs, with a particular focus on diverse representation. Our early career and internship programs continue to build a sustainable pipeline of in-demand and emerging skillsets. We also continued the evolution of our technical training programs by leveraging new technologies such as AR/VR and digital learning.
Rewards
Our compensation, benefits, and retirement programs are designed to attract and retain the right people to meet business and customer needs across a variety of markets and locations, and within the increasingly competitive context in which we operate.
The following principles guide our compensation philosophy:
1.Pay for Performance. We believe that our compensation programs should motivate higher performance among our employees, and compensation levels should broadly reflect the achievement of short-term performance objectives, and for key leaders, long-term performance objectives as well.
2.Competitive Pay. To support our need to recruit, retain and motivate our workforce, we aim to ensure that our compensation, in terms of structure and total amount, is competitive with that of comparable entities. We regularly review market data to obtain a general understanding of current compensation practices to ensure that compensation offered is reasonably market competitive, including for the applicable geographic location.
3.Executives: Long-Term Focus on Total Direct Compensation. The compensation program for our executive officers is designed to mitigate excessive short-term decision making and risk taking, while encouraging the attainment of strategic goals through the inclusion of long-term incentives. We regularly evaluate the effectiveness and competitiveness of our executive compensation and benefit programs and benchmark ourselves against our peers within our industry.
Additional Rewards programs for all employees include:
•Comprehensive health, dental and vision insurance, paid and unpaid leave, retirement savings plans and life insurance and disability plans.
•A variety of value-added benefits and programs that allow employees to make choices that meet their individual needs, including flexible time-off, telemedicine, adoption and surrogacy assistance, back-up child and elder care support, and physical, mental and financial wellness and wellness programs, tuition reimbursement, and additional services such as legal assistance and pet insurance.
•Charitable giving programs that offer both a cash match and direct donations for volunteer hours given by employees.
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
The Company may use its website and/or social media outlets, such as Facebook and Twitter, as distribution channels of material company information. Financial and other important information regarding the Company is routinely posted on and accessible through the Company’s website at www.avangrid.com, its Facebook page at https://www.facebook.com/Avangrid/, its Twitter account @AVANGRID, and its LinkedIn page at www.linkedin.com/company/avangrid. The information contained on these sites is not incorporated by reference into this Form 10-K. In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting the Investor Relations section of www.avangrid.com.
Item 1A. Risk Factors
PNMR Merger Risk Factors
There is no assurance when or if the proposed PNMR Merger will be completed.
Completion of the proposed Merger is subject to the satisfaction or waiver of a number of conditions as set forth in the Merger Agreement, including certain regulatory approvals and other customary closing conditions. There can be no assurance that the conditions to completion of the proposed Merger will be satisfied or waived or that other events will not intervene to delay or result in the failure to close the proposed Merger. In addition, each of AVANGRID and PNMR may unilaterally terminate the Merger Agreement under certain circumstances set forth in the Merger Agreement and the Amendment, and AVANGRID and PNMR may agree at any time to terminate the Merger Agreement, even though PNMR's shareholders have already approved the proposed Merger and the other transactions contemplated by the Merger Agreement. The Merger Agreement provides for certain customary termination rights. If we were to terminate the Merger Agreement under certain circumstances, we could incur significant costs (including, without limitation, the payment of the termination fee and out-of-pocket fees and expenses).
AVANGRID and PNMR may be unable to obtain, extend or reapply for the regulatory approvals required to complete the proposed Merger.
In addition to other conditions set forth in the Merger Agreement, completion of the proposed Merger is conditioned upon the receipt of various state and U.S. federal regulatory approvals including, but not limited to, approval by the Public Utility Commission of Texas, or PUCT, the New Mexico Public Regulation Commission, or NMPRC, the FERC, the Federal Communications Commission, or FCC, the Committee on Foreign Investment in the United States, or CFIUS, the Nuclear Regulatory Commission, or NRC, and under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. AVANGRID and PNMR have made or will make various filings and submissions and are pursuing all required consents, orders and approvals in accordance with the Merger Agreement. The Merger has obtained all regulatory approvals other than the approval from the NMPRC. During the pendency of the appeal of the NMPRC order rejecting the amended stipulated agreement in the Merger certain required regulatory approvals and consents may expire and AVANGRID and PNMR will reapply and/or apply for extensions of such approvals, as the case may be. These consents, orders and approvals may impose conditions on or require divestitures relating to the divisions, operations or assets of AVANGRID and PNMR or may impose requirements, limitations or costs or place restrictions on the conduct of the combined company’s business, and if such consents, orders and approvals require an extended period of time to be obtained, such extended period of time could increase the chance that an event occurs that constitutes a material adverse effect with respect to PNMR and thereby may allow AVANGRID an opportunity not to consummate the proposed Merger. Such extended period of time also may increase the chance that other adverse effects with respect to AVANGRID or PNMR could occur, such as the loss of key personnel.

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
AVANGRID has incurred, and expects to incur additional, material non-recurring expenses in connection with the proposed Merger, obtaining various required consents, orders and approvals in connection with the Merger and consummation of the transactions contemplated by the Merger Agreement. Additional unanticipated costs may be incurred in the course of coordinating the businesses of AVANGRID and PNMR after consummation of the proposed Merger. Even if the proposed Merger is not consummated, AVANGRID may need to pay certain pre-tax costs relating to the proposed Merger incurred prior to the date the proposed Merger was abandoned, such as legal, accounting, financial advisory and filing fees. Additionally, if the proposed Merger is not consummated within the expected timeframe, such delay may materially adversely affect the benefits that AVANGRID may achieve as a result of the proposed Merger and could result in additional pre-tax transaction costs, loss of revenue or other effects associated with uncertainty about the proposed Merger. Satisfying the conditions to, and consummation of, the proposed Merger may take longer than, and could cost more than, AVANGRID expects.
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
The success of the Merger will depend, in part, on the ability of PNMR to successfully execute its business strategy, including delivering electricity in a safe and reliable manner, minimizing service interruptions and investing in its transmission and distribution infrastructure to maintain its system, serve its growing customer base with a modernized grid and support energy production. These objectives are capital intensive and subject to substantial regulation by federal, state and local regulatory agencies and PNMR's business, results of operations and prospects may be adversely affected by legislative or regulatory changes, as well as liability under, or any future inability to comply with, existing or future regulations or requirements. If PNMR is not able to achieve these objectives, is not able to achieve these objectives on a timely basis, or otherwise fails to perform in accordance with AVANGRID’s expectations, the anticipated benefits of the Merger may not be realized fully or at all, and the Merger may materially adversely affect the results of operations, financial condition and prospects of the combined company and, consequently, the market value of AVANGRID common stock and debt securities.
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
The PNMR Merger may not positively affect AVANGRID’s results of operations and/or may cause a decrease in its earnings per share and dividends, which may negatively affect the market price of AVANGRID common stock and debt securities.
AVANGRID anticipates that the Merger, if consummated, will have a positive impact on its consolidated results of operations. This expectation is based on current market conditions and is subject to a number of assumptions, estimates, projections and other uncertainties, including assumptions regarding the results of operations of the combined company after the Merger, and the financing necessary to fund the Merger Consideration. This expectation also assumes that PNMR will perform in accordance with AVANGRID’s expectations, and there can be no assurance that this will occur. In addition, AVANGRID may encounter additional transaction costs and costs to manage its investment in PNMR, may fail to realize some or any of the benefits anticipated in the Merger, may be subject to currently unknown liabilities as a result of the Merger, or may be subject to other factors that affect preliminary estimates. As a result, there can be no assurance that the Merger will positively impact AVANGRID’s results of operations, and it is possible that the Merger may have an adverse effect, which could be material, on AVANGRID’s results of operations, financial condition and prospects and/or may cause its earnings per share and dividend payout ratio to decrease, any of which may materially adversely affect the market price of AVANGRID common stock and debt securities.
AVANGRID may incur additional indebtedness or issue additional equity securities in connection with the PNMR Merger. As a result, it may be more difficult for AVANGRID to pay or refinance its debts or take other actions, and AVANGRID may need to divert cash to fund debt service payments or AVANGRID shareholders may be further diluted.
AVANGRID may incur significant additional indebtedness or issues additional equity securities to finance the Merger Consideration and related transaction costs. AVANGRID expects to fund all or a portion of the Merger Consideration through sales of its common stock and, possibly, other equity securities, and to the extent it is unable to do so the amount of indebtedness it may incur to finance the Merger and associated transaction costs will likely increase, perhaps substantially. If AVANGRID is required to obtain more debt financing than anticipated to finance the Merger Consideration and associated transaction costs, whether through the issuance of debt securities or borrowings under the committed financing or otherwise, the required regulatory approvals to complete the Merger may be more difficult to obtain and the combined company’s credit ratings and ability to service its debt could be materially adversely affected. The increase in AVANGRID’s debt service obligations resulting from this additional indebtedness could have a material adverse effect on the results of operations, financial condition and prospects of AVANGRID.
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
Following the Merger, we will have a significant amount of goodwill and other intangible assets on our consolidated financial statements that could be subject to impairment based upon future adverse changes in our business or prospects. The impairment of any goodwill and other intangible assets may have a negative impact on our consolidated results of operations.
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
The impact of severe weather conditions, including brown-outs and black-outs, could negatively affect PNMR.
PNMR has large networks of electric transmission and distribution facilities. Weather conditions in the U.S. Southwest region and Texas vary and could contribute to severe weather conditions, such as wildfires or the recent severe winter weather events in Texas or result in brown-outs or black-outs, in or near PNMR’s service territories. While PNMR may take certain proactive steps to mitigate the risks caused by severe weather conditions, brown-outs or black-outs, such risks are always present and PNMR could be held liable for damages incurred as a result of severe weather conditions, brown-outs or black-outs, or as a result of wildfires caused, or allegedly caused, by their transmission and distribution systems. In addition, wildfires could cause damage to PNMR’s assets that could result in loss of service to customers or make it difficult to supply power in sufficient quantities to meet customer needs. These events could adversely affect PNMR and may materially adversely affect the results of operations, financial condition and prospects of the combined company and, consequently, the market value of AVANGRID’s common stock and debt securities.
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
We are pursuing additional development investment opportunities related to all segments of AVANGRID with a particular focus on additional opportunities in electric transmission, renewable energy generation and interconnections to generating resources. The development, construction and expansion of such projects involve numerous risks. Various factors could result in increased costs or result in delays or cancellation of these projects. Risks include regulatory approval processes, permitting, new legislation, citizen referendums or ballot initiatives, economic events, foreign currency risk, environmental and community concerns, negative publicity, design and siting issues, difficulties in obtaining required rights of way, difficulties in securing equipment orders, construction delays and cost overruns, including delays in equipment deliveries, severe weather, competition from incumbent facilities and other entities, and actions of strategic partners. There may be delays or unexpected developments in completing current and future construction projects. For example, we have capitalized approximately $546 million and expect to invest approximately $1.2 billion in total in our NECEC project. The outcome of ongoing legal proceedings, cost overruns and construction delays could impact these investments and have an adverse effect on the success of the NECEC project and our financial condition and prospects. While most of Renewables’ construction projects are constructed under fixed-price and fixed-schedule contracts with construction and equipment suppliers, these contracts provide for limitations on the liability of these contractors to pay liquidated damages for cost overruns and construction delays. These circumstances could prevent Renewables’ construction projects from commencing operations or from meeting original expectations about how much electricity it will generate or the returns it will achieve. In addition, for Renewables’ projects that are subject to PPAs, substantial delays could cause defaults under the PPAs, which generally require the completion of project construction by a certain date at specified performance levels. A delay resulting in a wind project failing to qualify for federal PTCs or ITCs could result in losses that would be substantially greater than the amount of liquidated damages paid to Renewables.
AVANGRID may be materially adversely affected by negative publicity related to or in connection with the proposed PNMR Merger, the NECEC transmission project, government-controlled power initiatives and in connection with other matters.
From time to time, political and public sentiment in connection with the proposed Merger, the NECEC transmission project, government-controlled power initiatives and in connection with other matters may result in a significant amount of adverse press coverage and other adverse public statements affecting AVANGRID. Adverse press coverage and other adverse statements, whether or not driven by political or public sentiment, may also result in investigations by regulators, legislators and law enforcement officials or in legal claims. Responding to these investigations and lawsuits, regardless of the ultimate outcome of the proceeding, can divert the time and effort of senior management from the management of AVANGRID’s businesses. Addressing any adverse publicity, legislative initiatives, governmental scrutiny or enforcement or other legal proceedings is time consuming and expensive and, regardless of the factual basis for the assertions being made, can have a negative impact on the reputation of AVANGRID, on the morale and performance of our employees and on our relationship with regulators. It may also have a negative impact on AVANGRID’s ability to take timely advantage of various business and market opportunities. The direct and indirect effects of negative publicity, and the demands of responding to and addressing it, may have a material adverse effect on AVANGRID’s business, financial condition, results of operations and cash flows and the market value of AVANGRID common stock and debt securities.
Regulatory and Legislative Risk Factors
AVANGRID is subject to substantial regulation by federal, state and local regulatory agencies and our business, results of operations and prospects may be adversely affected by legislative or regulatory changes, as well as liability under, or any future inability to comply with, existing or future regulations or requirements.
The operations of AVANGRID are subject to, and influenced by, complex and comprehensive federal, state and local regulation and legislation, including regulations promulgated by state utility commissions and the FERC. This extensive regulatory and legislative framework regulates our ability to own and operate utilities, the industries in which our subsidiaries operate, our business segments, rates for our products and services, financings, capital structures, cost structures, construction, environmental obligations, development and operation of our facilities, acquisition, disposal, depreciation and amortization of facilities and other assets, service reliability, customer service requirements, hedging, derivatives transactions and commodities trading. For example, in Maine efforts to place a citizen’s referendum on the ballot affecting the ownership and operations of electric and gas utilities continue and proposed legislation intended to reform oversight of Maine utilities by requiring the MPUC to establish minimum standards for service subject to administrative penalties and forced divestiture.
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
Our regulated utilities are subject to periodic review of their rates and the retail rates charged to their customers through base rates and cost recovery clauses which are subject to the jurisdiction of the NYPSC, MPUC, PURA and DPU, as applicable. New rate proceedings can be initiated by the utilities or the regulators and are subject to review, modification and final authorization by the regulators. Networks’ regulated utilities’ business rate plans approved by state utility regulators limit the rates Networks’ regulated utilities can charge their customers. The rates are generally designed for, but do not guarantee, the recovery of Networks’ regulated utilities’ respective cost of service and the opportunity to earn a reasonable rate of Return on Equity, or ROE. Actual costs may increase due to inflation, supply chain constraints, or other factors and exceed levels provided for such costs in the rate plans for Networks’ regulated utilities. Utility regulators can initiate proceedings to prohibit Networks’ regulated utilities from recovering from their customers the cost of service that the regulators determine to have been imprudently incurred, including service and management company charges. Networks’ regulated utilities defer for future recovery certain costs as permitted by the regulators. Networks’ regulated subsidiaries could be denied recovery of certain costs, or deferred recovery pending the next general rate case, including denials or deferrals related to major storm costs and construction expenditures. In some instances, denial of recovery may cause the regulated subsidiaries to record an impairment of assets. If Networks’ regulated utilities’ costs are not fully and timely recovered through the rates ultimately approved by regulators, our financial condition could be adversely affected.
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
The existing FERC-approved ISO-NE transmission tariff allocates the costs of transmission facilities that provide regional benefits to all customers of participating transmission-owning utilities in New England. FERC is currently reviewing its policies regarding transmission planning, cost allocation and generation interconnection and could require substantial changes in RTO and transmission owner tariffs. Changes in RTO tariffs, transmission owners’ agreements or legislative policy, or implementation of these new FERC planning rules, could adversely affect our transmission planning and financial condition.
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
The increased cost of purchasing natural gas during periods in which natural gas prices have increased significantly could adversely impact our earnings and cash flow.
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
Climate related proceedings and legislation may result in the alteration of the public utility model in the states we operate in and could materially and adversely impact our business and operations.
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

The impact of COVID-19 on business and economic conditions could negatively affect our business, results of operations, financial condition, cash flows and the trading value of our securities.
The scale and scope of the COVID-19 pandemic and the impact on the economy, labor, and financial markets could adversely affect our business, financial performance and results of operations. Given the uncertain scope and duration of the COVID-19 outbreak and its potential effects on our business, we currently cannot predict if there will be materially adverse impacts to our business, results of operations or financial condition in the future. While the situation surrounding COVID-19 remains fluid and its potential impact on AVANGRID is difficult to predict, the continued spread of the virus, vaccination rates and actions undertaken by national, regional, and local governments and health officials to contain COVID-19 or treat its effects could: impact customer demand for electricity particularly from businesses, commercial and industrial customers; cause us to experience an increase in costs as a result of our emergency measures, delayed payments from our customers and uncollectible accounts; cause delays and disruptions in the availability and timely delivery of materials and components used in our operations; cause delays and disruptions in the supply chain resulting in disruptions in the commercial operation dates of certain projects and impacting qualification criteria for certain tax credits and potential delay damages in our power purchase agreements; cause deterioration in credit quality of our counterparties, contractors or retail customers that could result in credit losses; cause impairment of goodwill or long-lived assets and impact our ability to develop, construct and operate facilities; result in our inability to meet the requirements of the covenants in our existing credit facilities, including covenants regarding the ratio of indebtedness to total capitalization; cause a deterioration in our financial metrics or the business environment that impacts our credit ratings; cause a delay in the permitting process of certain development projects, affecting the timing of final investment decisions and start of construction dates; cause employee turnover, labor shortages, and extended remote work, which could harm productivity, increase cybersecurity risk, strain our business continuity plans, give rise to claims by employees and otherwise negatively impact our business.
If Networks’ electricity and natural gas transmission, transportation and distribution systems do not operate as expected or are not available for operation, they could require unplanned expenditures, including the maintenance, replacement, and refurbishment of Networks’ facilities, which could adversely affect our business and financial condition.
Networks’ ability to operate and have available its electricity and natural gas transmission, transportation and distribution systems is critical to the financial performance of AVANGRID. The ongoing operation of Networks’ facilities involves risks customary to the electric and natural gas industry that include the breakdown, failure, loss of use or destruction of Networks’ facilities, equipment or processes or the facilities, equipment or processes of third parties due to natural disasters, war or acts of terrorism, operational and safety performance below expected levels, errors in the operation or maintenance of these facilities and the inability to transport electricity or natural gas to customers in an efficient manner. Any unexpected failure, including failure associated with breakdowns, forced outages or any unanticipated capital expenditures, accident, failure of major equipment, shortage of or inability to acquire critical equipment, replacement or spare parts could result in reduced profitability, impacted cash flows, harm to our reputation or result in regulatory penalties.
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
If Renewables’ equipment is not available for operation, Renewables projects’ electricity generation and the revenue generated from its projects may fall below expectations and adversely affect our financial condition and reputation.
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
Renewables’ ability to generate revenue from renewable energy facilities depends on interconnecting utility and/or RTO rules, policies, procedures and FERC tariffs and market conditions that do not present restrictions to renewable project operations which could adversely impact our operations and financial condition.
If a transmission network connected to one or more generating facilities experiences outages or curtailments caused by interconnecting utility and/or RTO, the affected projects may lose revenue. In addition, certain Renewables’ generation facilities have agreements that may allow for economic curtailment by the off-taker, which could negatively impact revenues.

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
AVANGRID’s subsidiaries do not own all the property and other sites on which their projects are located and our rights may be subordinate to the rights of lienholders and leaseholders, which could have an adverse effect on their business and financial condition.
Existing and future projects may be located on property on other sites occupied under long-term easements, leases and rights of way. The ownership interests in the property on other sites subject to these easements, leases and rights of way may be subject to mortgages securing loans or other liens and other easements, lease rights and rights of way of third parties that were created previously. As a result, some of these real property rights may be subordinate to the rights of these third parties, and the rights of our operating subsidiaries to use the property on other sites on which their projects are, or will be, located and their projects’ rights to such easements, leases and rights of way could be lost or curtailed.
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
Iberdrola owns approximately 81.6% of outstanding shares of our common stock and will be able to exercise significant influence over AVANGRID’s policies and affairs, including the composition of our board of directors and any action requiring the approval of our shareholders, including the adoption of amendments to the certificate of incorporation and bylaws and the approval of a merger or sale of substantially all of our assets, subject to applicable law and the limitations set forth in the shareholder agreement to which we and Iberdrola are parties. The directors designated by Iberdrola may have significant authority to effect decisions affecting our capital structure, including the issuance of additional capital stock, incurrence of additional indebtedness, the implementation of stock repurchase programs and the decision of whether or not to declare dividends.
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
Under the rules of the NYSE, a company in which over 50% of the voting power is held by an individual, a group or another company is a “controlled company” and may elect to take advantage of certain exemptions to the corporate governance rules for NYSE-listed companies. AVANGRID has elected to take advantage of these exemptions and, as a controlled company, is not required to have a majority of its board of directors be independent directors, a compensation committee and a nominating and corporate governance committee, or to have such committee composed entirely of independent directors. Because we are a “controlled company,” you will not have the same protections afforded to shareholders of companies that are subject to all the corporate governance requirements of the NYSE without regard to the exemptions available for “controlled companies.” Our status as a "controlled company" could make our shares of common stock less attractive to some investors or otherwise harm our stock price.
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
As a public company, we are subject to reporting, disclosure control and other obligations in accordance with applicable laws and rules adopted, and to be adopted, by the SEC and the NYSE such as the requirement that our management report on the effectiveness of our internal control over financial reporting and our independent registered public accounting firm to attest to the effectiveness of our internal controls. Our management and other personnel devote a substantial amount of time to these compliance activities, and if we are not able to comply with these requirements in a timely manner or if we are unable to conclude that our internal control over financial reporting is effective, our ability to accurately report our cash flows, results of operations or financial condition could be inhibited and additional financial and management resources could be required. Any failure to maintain internal control over financial reporting or if our independent registered public accounting firm determines the we have a material weakness or significant deficiency in our internal control over financial reporting, could cause investors to lose confidence in the accuracy and completeness of our financial reports, a decline in the market price of our common stock, or subject us to sanctions or investigations by the NYSE, the SEC or other regulatory authorities. Failure to remedy any material weakness or significant deficiency in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets and reduce or eliminate the trading market for our common stock.
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
Moreover, certain of AVANGRID and its subsidiaries' debt securities and derivative contracts use the LIBOR as a benchmark for establishing the interest rate. In March 2021, the U.K. Financial Conduct Authority announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021 for one-week and two-month U.S. dollar settings, as well as the sterling, euro, Swiss franc and Japanese yen settings, and immediately after June 30, 2023 for the remaining U.S. dollar settings. AVANGRID and its subsidiaries' existing debt securities and derivative contracts that reference LIBOR contain standard fallback language addressing the transition away from LIBOR. However, the discontinuation and replacement of LIBOR may have an unpredictable impact on the credit and financial markets. Additionally, uncertainty as to the nature of such potential discontinuation and replacement, including that any benchmark may not be the economic equivalent of LIBOR or not achieve market acceptance similar to LIBOR, may negatively impact the cost of our debt securities.
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
AVANGRID and our subsidiaries may suffer the loss of key personnel or the inability to hire and retain qualified employees in a competitive labor market, which could have an adverse effect on our operations and financial condition.
The operations of AVANGRID depend on the continued efforts of our employees. Retaining key employees and attracting new employees are important to our financial performance and our operations. We cannot guarantee that any member of our management will continue to serve in any capacity for any length of time. We operate in an increasingly competitive labor market. If employee turnover increases or our workforce continue to age without appropriate replacements, our efficiency and effectiveness, productivity, and ability to pursue growth opportunities may be impaired. In addition, a significant portion of our skilled workforce will be eligible to retire in the next five to ten years. Such highly skilled individuals cannot be quickly replaced due to the technically complex work they perform, the competitive labor market and changing workplace. This could lead to a loss in productivity and increased recruiting and training costs.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We have included descriptions of the location and general character of our principal physical operating properties by segment in “Item 1. Business”, which is incorporated herein by reference. The principal offices of AVANGRID and Networks are located in Orange, Connecticut; Portland, Maine; and Rochester, New York, while Renewables’ headquarters are located in Portland, Oregon and Boston, Massachusetts. In addition, AVANGRID and its subsidiaries have various administrative offices located throughout the United States. AVANGRID leases part of its administrative and local offices.

The following table sets forth the principal properties of AVANGRID, by location, type, lease or ownership and size as of December 31, 2021:

Location	Type of Facility	Leased/Owned	Size (square feet)
Orange, Connecticut	Office	Owned	123,125
Augusta, Maine	Office	Leased	215,832
Portland, Maine	Office	Leased	90,325
Rochester, New York	Office	Leased	116,472
Portland, Oregon	Office	Leased	52,107
Boston, Massachusetts	Office	Leased	39,215
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
Item 4. Mine Safety Disclosures.
Not applicable.
Information about our Executive Officers
The names and ages of all executive officers of AVANGRID as of February 22, 2022 and a brief account of the business experience during the past five years of each executive officer are as follows:

Name	Age (1)	Title
Dennis V. Arriola	61	Chief Executive Officer
Douglas K. Stuver (2)	58	Senior Vice President – Chief Financial Officer
Scott M. Tremble	42	Senior Vice President – Controller
Jose Antonio Miranda Soto	50	Co-Chief Executive Officer and President of Renewables Onshore
William White	56	Co- Chief Executive Officer and President of Renewables Offshore
Robert D. Kump	60	Deputy Chief Executive Officer and President
R. Scott Mahoney	56	Senior Vice President – General Counsel and Corporate Secretary
Catherine Stempien	52	President and Chief Executive Officer of Networks
(1)Age as of December 31, 2021.
(2)On January 17, 2022, Mr. Stuver provided notice of his intention to resign from AVANGRID, effective February 23, 2022. Effective February 24, 2022, Patricia Cosgel, AVANGRID's current Vice President - Investor and Shareholder Relations, will be appointed Interim Chief Financial Officer.
Dennis V. Arriola. Mr. Arriola was appointed Chief Executive Officer of AVANGRID effective July 22, 2020. Mr. Arriola joined AVANGRID from Sempra Energy (Sempra), a publicly-traded energy infrastructure company, where he served as executive vice president and group president, and chief sustainability officer. Previously, he served as chairman, president and chief executive officer of Southern California Gas Co. (SoCalGas), one of Sempra’s regulated California utilities. Mr. Arriola spent most of the past 28 years in a broad range of leadership roles for the Sempra companies including as chief executive officer of SoCalGas, senior vice president and chief financial officer of both San Diego Gas & Electric and SoCalGas, vice president of communications and investor relations for Sempra, and regional vice president and general manager of Sempra’s South American operations. From 2008 to 2012, Mr. Arriola worked as executive vice president and president and chief financial officer for SunPower Corp., a Silicon Valley based solar technology company. Mr. Arriola previously served on the boards of directors for several Sempra operating companies, including Infraestructura Energética Nova (IEnova), a publicly-traded company in Mexico, Luz del Sur S.A.A., a publicly-traded company in Peru and Chilquinta Energía in Chile. He holds a bachelor’s degree in economics from Stanford University and a master’s degree in business administration from Harvard University. Mr. Arriola serves on the board of directors for Auto Club of Southern California, the U.S. Chamber of Commerce and the Edison Electric Institute, and previously served on the board of the California Business Roundtable and the California Latino Economic Institute.
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
Jose Antonio Miranda Soto. Mr. Miranda Soto was appointed as Co-Chief Executive Officer and President-Onshore of Renewables on October 12, 2021, responsible for leading the growth and development of the company’s onshore wind and solar pipeline in the United States. Prior to joining AVANGRID, he served as Chief Executive Officer of Onshore in the Americas region for Siemens Gamesa and Chairman of its boards in US, Mexico and Brazil. He also served as Secretary of the Board and Executive Committee member of the American Wind Energy Association (AWEA). Prior to his fourteen-year tenure at Siemens Gamesa where he held roles in Europe, Asia and the Americas, he held a variety of roles over a ten-year period at the multinational engineering firm, ABB. Mr. Miranda Soto holds a Master of Business Administration ICADE (Universidad Pontificia de Comillas, Madrid, Spain) and a Maser degree in Industrial Engineering from the Superior Technical Institute of Industrial Engineers of Gijón (Oviedo University, Spain).
William White. Mr. White was appointed Co-Chief Executive Officer and President-Offshore of Renewables on October 12, 2021, responsible for leading the growth and development of the company’s offshore wind business. Mr. White joined AVANGRID as Head of the U.S. Offshore Business in October 2020. Previously, Mr. White served as president and chief executive officer of EnBW North America, the U.S. subsidiary of a German utility and offshore wind developer, from October 2018 until September 2020. Mr. White also served as Senior Director, Offshore Wind Sector Development for the Massachusetts Clean Energy Center from November 2012 to October 2018, where he led the state’s efforts on the federal leasing process for offshore wind development, as well as transmission planning, environmental surveys, supply chain and workforce development efforts, and stakeholder engagement efforts related to offshore wind, and as Special Assistant to President Clinton from 1996 to 1999. He is a graduate of Boston College’s School of Management (B.S.) and Harvard University’s John F. Kennedy School of Government (MPA).
Robert D. Kump. Mr. Kump was appointed Deputy Chief Executive Officer and President of AVANGRID on June 5, 2019. Mr. Kump served as President and Chief Executive Officer of Networks from November 2010 until June 5, 2019 and as AVANGRID’s Chief Corporate Officer from January 2014 to December 2016. Mr. Kump also served as a director of AVANGRID’s subsidiaries CMP, NYSEG and RG&E from 2009 until June 5, 2019, and as the Chief Executive Officer of Avangrid Service Company from October 2009 until June 5, 2019. Mr. Kump held various positions from February 1997 to October 2009 as AVANGRID’s senior vice president and chief financial officer, vice president, controller and chief accounting officer, treasurer and secretary. Mr. Kump also previously held a number of positions at NYSEG from 1986 to 1997, including senior accountant-external financial reporting, director-investor relations, director-financial services and treasurer. Mr. Kump earned a B.A. in accounting from Binghamton University and is a Certified Public Accountant in New York (inactive status).
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
Catherine Stempien. Ms. Stempien was appointed President and Chief Executive Officers of Networks on March 15, 2021. Prior to joining AVANGRID, Ms. Stempien served in various roles for Duke Energy Corporation, a publicly-traded energy company, including as the President of Duke Energy Florida, as senior vice president of corporate development with responsibility for Duke Energy's corporate development activities, and as vice president legal for Duke Energy. Ms. Stempien has more than 25 years of legal and financial experience, predominantly in the energy and telecommunications fields. Ms. Stempien previously served as associate general counsel for Cinergy Corp., senior attorney for AT&T Corporation and AT&T Broadband, and associate with Covington & Burling LLP. Ms. Stempien earned a Juris Doctor degree, magna cum laude, from Boston University School of Law and a Bachelor of Arts degree in government from Dartmouth College. She also completed a joint Dartmouth/London School of Economics program in comparative political studies and participated in the Advanced Management Program at Harvard Business School. She is a member of the Bar in the District of Columbia, Colorado, the U.S. Supreme Court, and the U.S. Court of Appeals for the Third Circuit.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information and Holders
Our shares of common stock began trading on the NYSE on December 17, 2015, under the symbol “AGR.” Prior to that time, there was no public market for shares of our common stock.
As of February 22, 2022, there were 3,142 shareholders of record.
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
Performance Graph
The line graph appearing below compares the change in AVANGRID’s total shareowner return on its shares of common stock with the return on the S&P Composite-500 Stock Index, the S&P Electric Utilities Index and the S&P Utilities Index for the period December 31, 2016 through December 31, 2021.

	December 31, 2016	December 31, 2021
AVANGRID	$100.00	$156.48
S&P 500	$100.00	$231.31
S&P Electric Utilities Index	$100.00	$182.51
S&P Utilities Index	$100.00	$174.96
The above information assumes that the value of the investment in shares of AVANGRID’s common stock and each index was $100 on December 31, 2016, including dividend reinvestment during this time period. The changes displayed are not necessarily indicative of future returns.
Recent Sales of Unregistered Securities
None.

Issuer Repurchases of Equity Securities

AVANGRID repurchased 640,837 shares of common stock in open market transactions within the fourth quarter of the year ended December 31, 2021, as an advanced re-purchase to hedge a portion of the anticipated payouts under AVANGRID stock-based compensation plans.

Period	Total Number of Shares Purchased*	Average Price Paid Per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1-31	—	—	—	—
November 1-30	—	—	—	—
December 1-31	640,837	$48.34	None	None
Total	640,837	$48.34	None	None
* All shares were purchased in open market transactions. The effects of these transactions did not change the number of outstanding shares of AVANGRID common stock.
Equity Compensation Plan Information
For information regarding securities authorized for issuance under equity compensation plans, see Part III, Item 12 of this Annual Report on Form 10-K.
Item 6. [Reserved]
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
Overview
AVANGRID aspires to be the leading sustainable energy company in the United States. Our purpose is to work every day to deliver a more accessible clean energy model that promotes healthier, more sustainable communities. A commitment to sustainability is firmly entrenched in the values and principles that guide AVANGRID, with environmental, social, governance and financial sustainability key priorities driving our business strategy.
AVANGRID has approximately $40 billion in assets and operations in 24 states concentrated in our two primary lines of business - Avangrid Networks and Avangrid Renewables. Avangrid Networks owns eight electric and natural gas utilities, serving approximately 3.3 million customers in New York and New England. Avangrid Renewables owns and operates 8.8 gigawatts of electricity capacity, primarily through wind and solar power, with a presence in 22 states across the United States. AVANGRID supports the achievement of the Sustainable Development Goals approved by the member states of the United Nations, was named among the World’s Most Ethical companies in 2022 for the fourth consecutive year by the Ethisphere Institute and is listed by Forbes and Just Capital as one of the 2022 Just 100, an annual ranking of the most just U.S. public companies. AVANGRID employs approximately 7,300 people. Iberdrola S.A., or Iberdrola, a corporation (sociedad anónima) organized under the laws of the Kingdom of Spain, a worldwide leader in the energy industry, directly owns 81.6% of the outstanding shares of AVANGRID common stock. AVANGRID's primary businesses are described below.
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
Through Networks, we own electric distribution, transmission and generation companies and natural gas distribution, transportation and sales companies in New York, Maine, Connecticut and Massachusetts, delivering electricity to approximately 2.3 million electric utility customers and delivering natural gas to approximately 1.0 million natural gas utility customers as of December 31, 2021.
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
Renewables has a combined wind, solar and thermal installed capacity of 8,813 megawatts, or MW, as of December 31, 2021, including Renewables’ share of joint projects, of which 7,945 MW was installed wind capacity. Renewables targets to contract or hedge 85% to 95% of its capacity under long-term PPAs and hedges to limit market volatility. As of December 31, 2021, approximately 72% of the capacity was contracted with PPAs for an average period of approximately 9 years and an additional 18% of production was hedged. AVANGRID is one of the three largest wind operators in the United States based on installed capacity as of December 31, 2021, and strives to lead the transformation of the U.S. energy industry to a sustainable, competitive, clean energy future. Renewables installed capacity includes 66 wind farms and four solar facilities in 21 states across the United States.
Texas Weather Event
During February 2021, Texas and the surrounding region experienced unprecedented extreme cold weather, resulting in outages impacting millions in the state. Avangrid Renewables safely operated our Texas wind generation facilities during this event meeting all of our delivery obligations in Texas and producing excess energy that was sold based on the rules established at the time by the Energy Reliability Council of Texas, or ERCOT. If the received payments are adjusted by ERCOT, it could adversely affect our results of operations.
In connection with the Texas Weather Event, more than 150 defendants including certain Renewables subsidiaries in Texas were named in a civil petition filed in Texas state court by more than 160 plaintiffs alleging a variety of legal theories, including negligence and gross negligence, product liability and strict liability, strict liability-abnormally dangerous activity, negligent misrepresentation, misrepresentation, fraud, civil conspiracy, breach of continuing duty to warn, breach of express warranties and breach of implied warranty of fitness for a particular purpose. A second lawsuit was filed in Texas state court in April 2021 naming more than a hundred defendants including certain Renewables subsidiaries in Texas based on similar theories of liability. A third matter, filed by a number of insurance carriers on subrogation grounds against several generators including one of Renewables' subsidiaries was filed in January 2022. We have not been served in this new litigation. We cannot predict the outcome of this matter.
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
On April 15, 2021, AVANGRID entered into a side letter agreement with Iberdrola, which sets forth certain terms and conditions relating to the Funding Commitment Letter (the Side Letter Agreement). The Side Letter Agreement provides that any drawing in the form of indebtedness made by AVANGRID pursuant to the Funding Commitment Letter shall bear interest at an interest rate equal to 3-month LIBOR plus 0.75% per annum calculated on the basis of a 360-day year for the actual number of days elapsed and, commencing on the date of the Funding Commitment Letter, we shall pay Iberdrola a facility fee equal to 0.12% per annum on the undrawn portion of the funding commitment set forth in the Funding Commitment Letter.
On February 12, 2021, the shareholders of PNMR approved the proposed Merger. As of November 1, the Merger had obtained all regulatory approvals other than from the NMPRC. On November 1, 2021, after public hearing and briefing on the matter, the hearing examiner in the Merger proceeding at the NMPRC issued an unfavorable recommendation related to the amended stipulated agreement entered into by PNMR, AVANGRID and several interveners in the NMPRC proceeding with respect to consideration of the joint Merger application in June 2021. On December 8, 2021, the NMPRC issued an order rejecting the amended stipulated agreement. On January 3, 2022, AVANGRID and PNMR filed a notice of appeal of the December 8, 2021 decision of the NMPRC with the New Mexico Supreme Court. During the pendency of this appeal certain required regulatory approvals and consents may expire and AVANGRID and PNMR will reapply and/or apply for extensions of such approvals, as the case may be. In addition, on January 3, 2022, AVANGRID, PNMR and Merger Sub entered into an Amendment to the Merger Agreement, or the Amendment, pursuant to which Avangrid, PNMR and Merger Sub each agreed to extend the “End Date” for consummation of the Merger until April 20, 2023. The parties acknowledge in the Amendment that the required regulatory approval from the New Mexico Public Regulation Commission, or NMPRC, has not been obtained and that the parties have reasonably determined that such outstanding approval will not be obtained by April 20, 2022. In light of this outstanding approval, the parties determined to approve the Amendment. As amended, the Merger agreement may be terminated by each of Avangrid and PNMR under certain circumstances, including if the Merger is not consummated by April 20, 2023 (subject to a three-month extension by Avangrid and PNMR by mutual consent if all of the conditions to the closing, other than the conditions related to obtaining regulatory approvals, have been satisfied or waived). It is anticipated that, prior to the amended "End Date" occurring that amendments to, or refilings of, certain previously obtained regulatory approvals will be necessary. We cannot predict the outcome of this proceeding for the outstanding approvals.
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
For additional information on the Merger, see Note 1 - Background and Nature of Operations.
COVID-19
The COVID-19 pandemic continues to cause global economic disruption and volatility in financial markets and the United States economy. AVANGRID is one of the many companies providing essential services during this national emergency and we communicate regularly with federal and state authorities and industry resources to ensure a coordinated response. We continue to operate pursuant to our business continuity and emergency response plans in order to provide safe and reliable service to our customers and support our operational needs while managing the impacts of the COVID-19 pandemic and begin recovery from the pandemic. We deployed COVID-19 safety protocols for our front-line essential workers and, where possible, moved employees to remote work. We continue to monitor developments affecting both our workforce and our customers and will take precautions that we determine are necessary or appropriate. We continue to regularly communicate with our customers regarding the tools and resources available and to help our customers stay informed during this public health crisis. In addition to measures to protect our workforce and critical operations, we established a cross-functional task force that is coordinating the safe and effective return to office, with a portion of our workforce already returned to the office. AVANGRID continues to actively monitor potential supply chain and transportation disruptions that could impact the Company’s operations and will implement plans to address any such impacts on our business.
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
Summary of Results of Operations
Our operating revenues increased by 10%, from $6,320 million for the year ended December 31, 2020, to $6,974 million for the year ended December 31, 2021.
Networks business revenues increased mainly due to increased rates from the New York rate plan that was approved on November 19, 2020. Renewables revenues increased mainly due to higher merchant pricing driven by the Texas weather event during the period.
Net income attributable to AVANGRID increased by 22% from $581 million for the year ended December 31, 2020, to $707 million for the year ended December 31, 2021, primarily due to higher Networks revenues from the New York rate plan.
Adjusted net income (a non-GAAP financial measure) increased by 25%, from $625 million for the year ended December 31, 2020 to $780 million for the year ended December 31, 2021. The increase is primarily due to a $93 million increase in Networks driven primarily by a new rate plan in New York that was approved on November 19, 2020, a $55 million increase in Renewables driven by higher merchant pricing mainly from the Texas weather event and a $7 million increase in Corporate mainly driven by favorable tax expense in the period.
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
Networks
Electric Transmission and Distribution and Natural Gas Distribution
The operating subsidiaries of Networks are regulated electric distribution and transmission and natural gas transportation and distribution utilities whose structure and operations are significantly affected by legislation and regulation. The FERC regulates, under the FPA, the interstate transmission and wholesale sale of electricity by these regulated utilities, including transmission rates and allowed ROE on transmission assets. Further, the distribution rates and allowed ROEs for Networks’ regulated utilities in New York, Maine, Connecticut and Massachusetts are subject to regulation by the NYPSC, the MPUC, PURA and DPU, respectively. Legislation and regulatory decisions implementing legislation establish a framework for Networks’ operations. Other factors affecting Networks’ financial results are operational matters, such as the ability to manage expenses, uncollectibles and capital expenditures, in addition to weather disturbances, equipment failures and environmental regulation. Networks expects to continue to make significant capital investments in its distribution and transmission infrastructure.
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
UI has wholesale power supply agreements in place for its entire standard service load for the first half of 2022, 60% of its standard service load for the second half of 2022. Supplier of last resort service is procured on a quarterly basis and UI has a wholesale power supply agreement in place for the first quarter of 2022. However, from time to time, there are no bidders in the procurement process for supplier of last resort service and UI manages the load directly.
For additional information regarding Networks, including a comprehensive overview of our regulated businesses, please see the section entitled, “Business—Networks” in Part I, Item 1 in this report.
Revenues
Networks obtains its operating revenues primarily from the sale of electricity and natural gas at rates established by the state utilities commissions and the FERC in its jurisdictions through base rates and cost recovery deferral mechanisms, including reconciling differences between actual revenue received or cost incurred with the rate allowances provided under the approved tariffs. Cost recovery deferral mechanisms create regulatory assets and liabilities under the FERC, consistent with generally accepted accounting principles for financial reporting in the United States, or U.S. GAAP.
Regulatory deferrals in New York include electric and gas supply costs, PPAs, net plant reconciliations (downward only), revenue decoupling, system benefit charges, RPS, energy efficiency programs, including heat pumps, economic development programs, earnings sharing mechanism, electric vehicle program costs, labor FTE's, low income programs, pension costs, other post-employment benefits costs, environmental remediation costs, major storm costs, distribution vegetation management costs (downward only), gas research and development, incremental maintenance initiatives (downward only), management audit consultant and implementation costs, property taxes, Reforming the Energy Vision, or REV, initiatives, Nuclear Electric Insurance Limited credits, credit and debit card fees, debt costs, power tax, 2017 Tax Act, exogenous costs and certain legislative, accounting, regulatory and tax related actions.
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
In December 2017, PURA approved new tariffs for SCG effective January 1, 2018, for a three-year rate plan with annual rate increases. The new tariffs also include an RDM and Distribution Integrity Management Program (DIMP) mechanism, ESM, the amortization of certain regulatory liabilities (most notably accumulated hardship deferral balances and certain accumulated deferred income taxes) and tariff increases based on an ROE of 9.25% and approximately 52.00% equity level. Any dollars due to customers from the ESM will be first applied against any environmental regulatory asset balance as defined in the settlement agreement (if one exists at that time) or refunded to customers through a bill credit if such environmental regulatory asset balance does not exist.
In December 2018, PURA approved new tariffs for CNG effective January 1, 2019 for a three-year rate plan with annual rate increases. The new tariffs continued the RDM and DIMP mechanism, ESM and tariff increases based on an ROE of 9.30% and an equity ratio of 54.00% in 2019, 54.50% in 2020 and 55.00% in 2021.
On January 18, 2019, the DPU approved new distribution rates for BGC. The distribution rate increase is based on an ROE of 9.70% and 54.00% equity ratio. The new tariffs provide for the implementation of an RDM and pension expense tracker and also provide that BGC will not file to change base distribution rates to become effective before November 1, 2021. BGC expects to file an application to amend its distribution rates in its first half of 2022. We cannot predict the outcome of this proceeding.
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
The allowed rate of return on common equity for NYSEG Electric, NYSEG Gas, RG&E Electric and RG&E Gas was 9.00%. The equity ratio for each company was 48.00%; however, the equity ratio was set at the actual up to 50.00% for earnings sharing calculation purposes. The customer share of any earnings above allowed levels increased as the ROE increased, with customers receiving 50.00%, 75.00% and 90.00% of earnings in rate year three (May 1, 2018 – April 30, 2019) above 9.75%, 10.25% and 10.75% ROE, respectively. The rate plans also included the implementation of a rate adjustment mechanism (RAM) designed to return or collect certain defined reconciled revenues and costs, new depreciation rates and continuation of the existing RDM for each business. The 2016 Joint Proposal reflected the recovery of deferred NYSEG Electric storm costs of approximately $262 million, of which $123 million is being amortized over ten years and the remaining $139 million is being amortized over five years. The proposal also continues reserve accounting for qualifying Major Storms ($26 million annually for NYSEG Electric and $3 million annually for RG&E Electric). Incremental maintenance costs incurred to restore service in qualifying divisions will be chargeable to the Major Storm Reserve provided they meet certain thresholds.
On June 22, 2020, NYSEG and RG&E filed a joint proposal with the NYPSC for a new three-year rate plan (the "2020 Joint Proposal"). On November 19, 2020, the NYPSC approved the 2020 Joint Proposal, with modifications to the rate increases at the two electric businesses. The modifications were made to limit the overall bill impacts, to a level at or below 2.00% per year, in consideration of the current impacts of COVID-19 on the economic climate. The effective date of new tariffs was December 1, 2020 with a make-whole provision back to April 17, 2020. The new rates help to facilitate the companies’ transition to a cleaner energy future while allowing for important initiatives such as COVID-19 relief for customers and additional funding for vegetation management, hardening/resiliency and emergency preparedness. The rate plans continue the RAM designed to return or collect certain defined reconciled revenues and costs, have new depreciation rates and continue existing RDMs for each business. The 2020 Joint Proposal bases delivery revenues on an 8.80% ROE and 48.00% equity ratio; however, for the proposed ESM, the equity ratio is the lower of the actual equity ratio or 50.00%. The below table provides a summary of the approved delivery rate increases and delivery rate percentages, including rate levelization and excluding energy efficiency, which is a pass-through, for all four businesses. Rate years two and three commence on May 1, 2021 and 2022, respectively.

	Year 1		Year 2		Year 3
	Rate Increase	Delivery Rate Increase	Rate Increase	Delivery Rate Increase	Rate Increase	Delivery Rate Increase
Utility	(Millions)	%	(Millions)	%	(Millions)	%
NYSEG Electric	$34	4.6%	$46	5.9%	$36	4.2%
NYSEG Gas	$—	—%	$2	0.8%	$3	1.6%
RG&E Electric	$17	3.8%	$14	3.2%	$16	3.3%
RG&E Gas	$—	—%	$—	—%	$2	1.3%
In an order issued on February 19, 2020, the MPUC authorized an increase in CMP's distribution revenue requirement of $17 million, or approximately 7.00%, based on an allowed ROE of 9.25% and a 50.00% equity ratio. The rate increase was effective March 1, 2020. The MPUC also imposed a 1.00% ROE reduction (to 8.25%) for management efficiency associated with CMP’s customer service performance following the implementation of its new billing system in 2017. The management efficiency adjustment was ordered to remain in effect until CMP demonstrated satisfactory customer service performance on four specified service quality measures for a rolling average period of 18 months, which commenced on March 1, 2020. CMP has met the required rolling average benchmarks for all four of these quality measures and on September 20, 2021, filed with the MPUC a request for removal of the management efficiency adjustment. In addition to requesting the lifting of the management efficiency adjustment, CMP requested an accounting order to allow it to defer for future recovery the revenues it would effectively lose by not having the adjustment starting from September 1, 2021. The MPUC approved CMP's request for removal of the management efficiency adjustment effective as of its February 18, 2022 order.
The order provided additional funding for staffing increases, vegetation management programs and storm restoration costs, while retaining the basic tiered structure for storm cost recovery implemented in the 2014 stipulation. The MPUC order also retained the RDM implemented in 2014. The order denied CMP’s request to increase rates for higher costs associated with services provided by its affiliates and ordered the initiation of a management audit to evaluate whether CMP's current management structure, and the management and other services from its affiliates, are appropriate and in the interest of Maine customers. The management audit was commenced in July 2020 by the MPUC’s consultants and culminated with a report issued by the MPUC’s consultants in July 2021. On February 18, 2022, the MPUC opened a narrowly tailored follow-on investigation examining how CMP and its customers are affected by decisions made at the CMP corporate parent level about earnings, capital budgeting, and planning. In this context, the investigation will also examine regulatory approaches and structures including ratemaking and performance mechanisms. We cannot predict the outcome of this investigation.
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
Legislative and Regulatory Update
New England Clean Energy Connect
In 2018, the New England Clean Energy Connect, or NECEC, transmission project, proposed in a joint bid by CMP and Hydro-Québec, was selected by the Massachusetts electric distribution utilities (EDCs) and the DOER in the Commonwealth of Massachusetts’s 83D clean energy Request for Proposal. The NECEC transmission project includes a 145-mile transmission line linking the electrical grids in Québec, Canada and New England. The project, which has an estimated cost of approximately

$1.2 billion in total, would add 1,200 MW of transmission capacity to supply Maine and the rest of New England with power from reliable hydroelectric generation.
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
The NECEC project requires a Certificate of Public Convenience and Necessity, or CPCN, from the MPUC. On May 3, 2019, the MPUC issued an Order granting the CPCN for the NECEC project. This Order was subsequently appealed by NextEra Energy Resources. On March 17, 2020, the Maine Law Court denied NextEra Energy Resources’ appeal of the CPCN.
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
ISO-NE issued the final System Impact Study (SIS) for NECEC on May 13, 2020, determining the upgrades required to permit the interconnection of NECEC to the ISO-NE system. On July 9, 2020, the project received the formal I.3.9 approval associated with this interconnection request. CMP, NECEC Transmission LLC and ISO-NE executed an interconnection agreement. With respect to the upgrade required at the Seabrook Station, on October 13, 2020, AVANGRID and NECEC Transmission LLC filed a complaint with the FERC and an amended complaint on March 26, 2021. On October 5, 2020, NextEra Energy Seabrook, LLC filed a petition for declaratory order. Both proceedings are currently pending before FERC. We cannot predict the outcome of these proceedings.
On January 14, 2021, the DOE issued a Presidential Permit granting permission to NECEC Transmission LLC to construct, operate, maintain and connect electric transmission facilities at the international border of the United States and Canada. On March 26, 2021, the plaintiffs challenging the Army Corps permit filed a motion for leave before the District Court in Maine to supplement their complaint to add claims against DOE in connection with the Presidential Permit. On April 20, 2021, the District Court granted the plaintiffs motion to amend the complaint. On April 22, 2021 the plaintiffs filed their amended complaint asking the court, among other things, to vacate, set aside, remand or stay the Presidential Permit. This challenge to the Presidential Permit is currently pending before the District Court in Maine. We cannot predict the outcome of this proceeding.
On August 10, 2021, the Maine Superior Court issued a ruling reversing the Maine Bureau of Parks and Lands’, or BPL, decision to grant a lease over a small area of public reserved lands to host a small section of the NECEC project. On August 13, 2021, BPL, and NECEC Transmission LLC appealed this ruling and prior decisions and orders in the case. The appeal is currently pending before the Maine Supreme Judicial Court sitting as the Law Court, or the Maine Law Court. As a result of the appeal, the Maine Superior Court decision vacating the lease is stayed. On September 15, 2021, the Maine Law Court ordered NECEC Transmission LLC to refrain from construction activities on the public reserved lands lease area during the pendency of the appeal. We cannot predict the outcome of this proceeding.
On November 2, 2021, Maine voters approved, by virtue of a referendum, L.D. 1295 (I.B. 1) (130th Legis. 2021), “An Act To Require Legislative Approval of Certain Transmission Lines, Require Legislative Approval of Certain Transmission

Lines and Facilities and Other Projects on Public Reserved Lands and Prohibit the Construction of Certain Transmission Lines in the Upper Kennebec Region” (the “Initiative”). The Initiative (i) requires, retroactive to 2020, legislative approval for the construction of any high-impact transmission line in Maine, with approval by a 2/3 vote of all members elected to each House of the Maine Legislature required for such lines crossing or utilizing public lands; (ii) prohibits, retroactive to 2020, construction of a high-impact electric transmission line in the Upper Kennebec Region and (iii) requires, retroactive to 2014, the vote of 2/3 of all members elected to each House of the Maine Legislature for a lease by BPL of public reserved lands for transmission lines and similar linear projects.
On November 3, 2021, Networks and NECEC Transmission LLC filed a lawsuit challenging the constitutionality of the Initiative and requesting injunctive relief preventing retroactive enforcement of the Initiative to the NECEC transmission project. Networks and NECEC Transmission LLC also requested a preliminary injunction preventing such retroactive enforcement during the pendency of the lawsuit.
On November 23, 2021, the MDEP issued an order finding that the Initiative constitutes a changed circumstance justifying the suspension of the MDEP permits for the NECEC project. This MDEP-ordered suspension will remain effective unless and until a court grants Networks and NECEC Transmission LLC’s request for a preliminary injunction and allows continued construction of the NECEC project pending the final outcome of the legal challenge to the Initiative, or, if a court does not grant a preliminary injunction, until final disposition of the legal challenge in favor of Networks and NECEC Transmission LLC. In its order, the MDEP ruled that, so long as such MDEP permits are suspended, all construction must stop, subject to the performance and completion of certain activities required by the order. The MDEP also stated in its order that in the event that the current ordered suspension ended, it would promptly consider whether to suspend the MDEP permits for the NECEC in light of the ruling from the Maine Superior Court reversing BPL’s decision to grant a lease over public reserved lands for the NECEC project.
On December 16, 2021, the Maine Business & Consumer Court denied Networks and NECEC Transmission LLC’s request for a preliminary injunction temporarily precluding application of the Initiative to the NECEC transmission project. The Initiative took effect on December 19, 2021. On December 22, 2021, Networks and NECEC Transmission LLC moved that the Business & Consumer Court report its decision to the Maine Law Court for an interlocutory appeal under the applicable rule of appellate procedure. On December 28, 2021, the Business & Consumer Court granted this motion, thereby sending its decision to the Law Court for review. On January 3, 2022, the Law Court issued a procedural order setting the report for briefing. On January 10, 2022, the Law Court approved an expedited briefing schedule pursuant to which briefing on the report will take place between February and April 2022. Oral argument is expected to be scheduled by the Law Court during the first two weeks of May 2022. We cannot predict the outcome of these proceedings.
At the municipal level, twenty towns have granted municipal approvals to date. The remaining municipal approvals are being pursued gradually, consistent with the terms of the applicable ordinances and taking into account the project schedule and sequence.
Construction of the NECEC project started in January 2021 and was halted in November 2021. Construction remains stopped pending a decision by the Maine Law Court on the report of the Business & Consumer Court decision that denied Networks and NECEC Transmission LLC’s request for preliminary injunction preventing enforcement of the Initiative against the NECEC project during the pendency of the challenge against the Initiative. NECEC Transmission LLC has communicated to the counterparties to its agreements, including, without limitation, vendors, suppliers and TSA parties, the suspension of the MDEP permit, the Initiative and the status of the pending challenge. There are potentially adverse implications arising out of the suspension of the MDEP permit, the Initiative and the pending challenge, which may have negative impacts on the NECEC project. We cannot predict the outcome of the pending challenge against the Initiative. The company estimates a commercial operation date in the second half of 2024, assuming construction activities resume in 2022. As of December 31, 2021, we have capitalized approximately $546 million for the NECEC project.
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
On December 28, 2018, DEEP issued a directive to UI to negotiate and enter into PPAs with twelve projects, totaling approximately 12 million MWh, selected as a result of the Zero Carbon RFP issued by DEEP pursuant to PA 17-3, which provides that the net costs of the PPAs are recoverable through electric rates. One of the selected projects is the Millstone nuclear facility located in Waterford, Connecticut which is owned by Dominion Energy, Inc. The PPA with Dominion was executed and approved by PURA in September 2019. Of the eleven other projects, one dropped out and PPAs with nine other projects were executed and approved by PURA in November 2019. The PPA for the final project was approved in August 2020.
Pursuant to Connecticut Act Concerning the Procurement of Energy Derived from Offshore Wind, DEEP solicited proposals from providers of energy derived from offshore wind facilities that are Class I renewable energy sources for up to 2,000 MW in the aggregate and selected Vineyard Wind, an affiliate of UI, to provide 804 MW of offshore wind through the development of its Park City Wind Project. In 2020, UI entered into a PPA with Vineyard Wind for the offshore wind energy. Similar to the case with the zero carbon PPAs discussed above, the net costs of the PPAs are recoverable through electric rates.
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
In 2016, an initial DSIP was filed by NYSEG and RG&E and included information regarding the potential deployment of Automated Metering Infrastructure, or AMI. A separate petition for the cost recovery associated with full deployment of AMI was filed by NYSEG and RG&E. In March 2017, the NYPSC issued three separate REV-related orders. The three orders involved: 1) modifications to the electric utilities’ proposed interconnection EAM framework; 2) further DSIP requirements, including the filing of an updated DSIP plan by mid-2018 and implementing two energy storage projects at NYSEG by the end of 2018; and 3) Net Energy Metering Transition including implementation of Phase One of VDER. NYSEG and RG&E submitted biannual updates of the DSIP plan on July 31, 2018 and June 30, 2020, consistent with guidance received from the NY Department of Public Service. The next DISP update is scheduled for June 2022. As of the end of 2018, both NYSEG and RG&E had deployed two energy storage projects each, consistent with the March 2017 NYPSC order requirements. In December 2018, the NYPSC staff submitted whitepapers on standby and buyback service rate design, future value stack compensation and capacity value compensation. The NYPSC ruled on the proposals set forth in the whitepapers on May 16, 2019. NYSEG and RG&E filed proposed standby and buyback rates with the NYPSC on September 24, 2019. A final

Commission Order is expected in 2022. The NYPSC also issued an order on value stack compensation for high-capacity-factor resources on December 12, 2019 modifying the treatment of certain high-capacity-factor DER in the Value Stack compensation framework. The modification per the December 12, 2019 Order became effective February 1, 2020. On March 19, 2020, the Commission issued an additional Order regarding Value Stack Compensation. The Order directs National Grid, NYSEG and RGE to reallocate capacity from closed tranches where available capacity remained due to projects being canceled since the issuance of the VDER Compensation Order, and to assign that capacity to a new Community Credit Tranche with compensation at 2 cents per kWh. The utilities must also continue to reallocate capacity to this new Tranche for the next six months when there are cancellations of projects that have received a Market Transition Credit (MTC) or Community Credit allocation. The new provisions per the March 19, 2020 Order became effective on May 1, 2020. On July 16, 2020, the Commission issued an Order establishing a net metering successor tariff. The Order continues Phase One NEM for all eligible mass market and commercial projects under 750 kW interconnected after January 1, 2022 and implements a modest customer benefit contribution (CBC) for onsite DERs to address cost recovery of certain public benefit programs. Customers that install DERs interconnected after January 1, 2022 shall be charged a monthly per kW fee based on the nameplate rating of the DER. Draft tariff leaves implementing the Commission’s Order and proposed CBC calculations were filed on November 1, 2020. A final Commission Order was issued on August 13, 2021, implementing the CBC effective January 1, 2022 for new mass market net metering customers.
On May 14, 2020, the Commission issued an Order extending and expanding distributed solar incentives. In addition to authorizing the extension of and additional funding for the NY-Sun program, the Commission modified certain program rules related to the NY-Sun program and the VDER policy. As part of the ordered modifications, the Commission directed the electric utilities with VDER tariffs to add tariff language for a Remote Crediting program that will allow Value-Stack-eligible generation resources to distribute the credits they receive for generation injected into the utility system to the utility bills of multiple, separately sited, non-residential customers. The Commission ordered the utilities to submit tariff leaves that implement the modifications associated with the Remote Crediting program to become effective November 1, 2020. Given the complexity of the program changes, the utilities petitioned the Commission for an extension. Tariffs were filed on August 16, 2021, becoming effective on September 1, 2021.
On April 24, 2018, the Commission instituted a proceeding to consider the role of utilities in providing infrastructure and rate design to encourage the adoption of electric vehicles and expansion of electric vehicle supply equipment. The Commission issued an Order on February 2, 2019 to establish a Direct Current Fast Charger incentive program, and subsequently clarified its Order on July 12, 2019 and March 3, 2020. A Whitepaper was issued by DPS Staff on January 13, 2020, proposing a make-ready infrastructure program with a budget estimated at $582 million. An order in this proceeding was issued on July 16, 2020 approving a $700 million statewide program (NYSEG and RG&E combined share is approximately $118 million) funded by customers to accelerate the deployment of electric vehicle charging stations in an effort to increase the number of electric vehicles.
On February 11, 2021, the Commission issued an Order to implement an Integrated Energy Data Resource platform, where NYSERDA was designated as the Program Sponsor of the platform. The development of the platform will be an iterative process, currently separated into two phases. Utilities will be expected to transmit data to the platform through processes to be established with the Program Manager (to be determined). The Order established a combined cost cap of $12 Million for NYSEG and RG&E for Phase 1, to be deferred and recovered in the next rate case filing after Phase 1 is complete. On April 15, 2021, the Commission issued an Order Adopting a Data Access Framework and Establishing Further Process (“DAF Order”). The DAF Order establishes a centralized data access certification process. On May 14, 2021, a stakeholder (Mission:data Coalition) filed a petition for rehearing on the DAF Order citing concerns with the audit requirements. The NY utilities also jointly filed a petition for rehearing on May 17, 2021 regarding the Commission’s directive to remove fees for certain requests for data. The Commission issued an Order on November 18, 2021 denying both requests for rehearing.
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
RG&E, Greenlight and Frontier filed respective notices to initiate settlement negotiations with respect to the alleged violations and to extend the deadline for filing a response to the Show Cause Order. The NYPSC granted the extension requests initiating settlement discussions. On or about August 12, 2021, the NYPSC approved a settlement entered into by NYDPS and RG&E providing for, among other things, RG&E’s payment of $3 million, which will be used to support the State of New York’s broadband initiative for underserved areas. This settlement amount could increase to a maximum of $5 million if RG&E does not resolve certain identified safety violations caused by Greenlight’s pole attachments on or before December 31, 2021. We have met all compliance requirements of the settlement and filed the final compliance statement with the NYPSC on January 12, 2022. We cannot predict the final outcome of this matter.
CMP Customer Billing System Investigation and Class Action
On March 1, 2018, the MPUC issued a Notice of Investigation initiating a summary investigation into CMP’s metering, billing, and customer communications practices. Due to the highly technical nature of CMP’s customer billing system, on March 22, 2018 the MPUC issued an Order Initiating Audit commencing a forensic audit of CMP’s customer billing system to identify any errors that have, or continue to be resulting in billing inaccuracies. On July 10, 2018, the MPUC issued an Order Modifying Scope of Audit, which expanded the scope of the audit to include CMP’s customer communication practices. On December 20, 2018, the MPUC released the findings of the forensic audit of CMP’s customer billing system and customer communication practices. On January 14, 2019, the MPUC issued an Order and Notice of Investigation initiating an investigation of CMP’s metering and billing practices. On September 3, 2019, the MPUC issued its Bench Analysis in the Metering and Billing Investigation and supported the findings of the independent audit. On September 7, the OPA issued testimony and findings from a separate audit firm which agreed with certain portions of the independent audit and also stated that continuing problems still persist in CMP’s billing system. CMP provided rebuttal testimony on October 16, 2019, and hearings were held in November 2019. On January 30, 2020, the MPUC Commissioners deliberated and based on the verbal discussion, the Commissioners indicated that CMP’s Metering and Billing system is accurately reporting data; there is no systemic root cause for high usage complaints and errors related to CMP’s metering and billing system are localized and random, not systemic. The Commissioners were critical of CMP finding that CMP failed to implement proper testing of the SmartCare system prior to go-live; CMP’s implementation of SmartCare was imprudent; CMP’s SmartCare implementation experienced an unacceptable number of billing errors, delayed or estimated bills, bill presentment issues and unreasonable time required to address these issues; and the implementation issues were compounded by inadequate staffing, resulting in the inability of customers to contact a CMP representative. On February 19, 2020, the MPUC issued an order in CMP’s distribution rate case proceeding discussed above and on February 24, 2020 issued an order in the metering and billing investigation. Each order reflected the MPUC’s conclusion that CMP’s Metering and Billing system is accurately reporting data, there is no systemic root cause for high usage complaints and errors related to CMP’s metering and billing system are localized and random, not systemic. However, the MPUC orders imposed a reduction of 100 basis points in ROE, as a management efficiency adjustment, to address the MPUC Commissioners’ concerns with CMP’s customer service implementation and performance following the launch of its new billing system in 2017. The management efficiency adjustment will remain in effect until CMP has demonstrated satisfactory customer service performance on four specified service quality measures for a rolling average period of 18 months, which commenced on March 1, 2020. CMP has met the required rolling average benchmarks for all four of these quality measures and on September 20, 2021, filed with the MPUC a request for removal of the management efficiency adjustment. In addition to requesting the lifting of the management efficiency adjustment, CMP requested an accounting order to allow it to defer for future recovery the revenues it would effectively lose by not having the adjustment starting from September 1, 2021. The MPUC approved CMP’s request for removal of the management efficiency adjustment effective as of its February 18, 2022 order.
On August 16, 2018, an amended class action lawsuit was filed against CMP and the Company in the Cumberland County Superior Court on behalf of all CMP customers alleging that CMP’s new billing software and metering system improperly overcharged customers. The plaintiff asserts this claim under the common law of unjust enrichment, breach of contract and fraudulent and intentional misrepresentation and seeks damages, punitive damages, attorney fees and costs. On September 21, 2018, we filed a Motion to Dismiss all of the claims that was opposed by the plaintiffs. On November 14, 2018, the plaintiff filed a motion for a preliminary and permanent injunction enjoining CMP from sending disconnection notices and/or disconnecting their power until this litigation is resolved. On February 22, 2019, the Cumberland County Superior Court ordered that the proceedings be stayed until November 1, 2019 to allow resolution of the MPUC’s formal investigation of CMP’s billing practices and denied the plaintiff’s motion for a temporary restraining order. On July 30, 2019, Douglas Herling, chief executive officer of CMP, and Iberdrola, S.A. were added as defendants and additional claims alleging violations of the Racketeer Influenced and Corrupt Organizations Act were added to the case. CMP and the Company removed the case to federal court and filed a Motion to Dismiss on September 30, 2019. On November 22, 2019, upon agreement of the parties, CMP and the Company withdrew its motion to dismiss without prejudice and the plaintiffs were granted leave to file an amended complaint on or before January 31, 2020 to allow for the conclusion of the MPUC investigation into CMP’s metering, billing, and customer communications practices. On January 30, 2020, the MPUC deliberated the metering, billing and customer communications investigation. The MPUC found that with exception of certain localized and random errors, CMP’s billing system is working as designed and there were no systemic errors in billing. The decision also included an administrative process to address unresolved customer complaints of high bills. On January 31, 2020, the plaintiffs filed their third amended complaint. On February 28, 2020, CMP and the Company filed a Motion to Dismiss Plaintiff’s Third Amended Complaint Without Prejudice or to Stay Proceedings Pending Plaintiffs’ Exhaustion of Administrative Remedies which was denied on November 25, 2020. On February 1, 2021, CMP and the Company filed its Motion to Dismiss with prejudice for all claims except the breach of contract claim, which under the rules cannot be dismissed via this motion. The plaintiffs’ opposition was filed on March 9, 2021, and CMP filed its reply on March 29, 2021. Oral argument on the Motion to Dismiss was held on May 20, 2021. We cannot predict the outcome of this class action lawsuit.
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

CMP Standard Offer Uncollectible Adder Investigation
On August 19, 2020, the MPUC issued a Notice of Investigation to open an investigation into whether the uncollectible adder to CMP’s standard offer retainage account for the residential and small non-residential standard offer customer class should be increased for standard offer electricity-supply rates that go into effect January 1, 2022. The investigation also included a review of CMP’s credit and collection practices.
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
Tax Act Proceedings
The Tax Act significantly changed the federal taxation of business entities including, among other things, implementing a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017. Reductions in accumulated deferred income tax balances due to the reduction in the corporate income tax rates result in amounts previously and currently collected from utility customers for these deferred taxes to be refundable to such customers, generally through reductions in future rates. The NYPSC, MPUC, PURA, DPU and the FERC held separate proceedings in New York, Maine, Connecticut, Massachusetts and the FERC, respectively, to review and address the implications of the Tax Act on the utilities.
In New York, the NYPSC issued an order requiring sur-credits to return benefits reflecting the lower effective tax rate of 21% to customers effective October 1, 2018. For NYSEG Gas, RG&E Electric and RG&E Gas the NYPSC also required the sur-credit to include the return to customers of the January - September 2018 Tax Act savings over three years. The remaining deferred amounts associated with the recognition of the effects of the Tax Act are being used as rate moderators in the approved 2020 Joint Proposal. In Connecticut, with regard to UI, the PURA approved a multi-docket settlement proposal on June 28, 2021, which required UI to flow accumulated Tax Act savings back to customers over a 22-month period, commencing on July 1, 2021 through April 30, 2023. With regard to SCG, we expect Tax Act savings to be deferred until they are reflected in tariffs in a future rate case, unless PURA determines otherwise. CNG and BGC include Tax Act savings in their current rate plans. In Maine, CMP adjusted rates beginning July 1, 2018 to pass back to customers the Tax Act savings after offsetting for recovery of deferred 2017 storm costs and in the general rate case filing with the MPUC is proposing to use savings arising out of the Tax Act to minimize rate increases while making its electric system more reliable. In its February 19, 2020 order in the CMP’s distribution rate case proceeding discussed above, the MPUC approved CMP’s distribution related accumulated deferred income tax balances associated with the Tax Act as well as the authorized amortization periods for the return of regulatory liabilities and the recovery regulatory assets. At the FERC, CMP transmission and UI transmission adjusted their tariffs in June 2018 to reflect the income statement value of Tax Act savings. On December 22, 2021, the FERC issued an order finding that the NETOs Regional Network Service proposed revisions partially comply with the requirements of Order 864 and directed the NETOs to submit a further compliance filing within 60 days of the date of the order. The compliance is effective January 27, 2020, consistent with Order 864 and January 1, 2022, to reflect the fact that the NETOs existing transmission formula rates under the ISO-NE Tariff will be replaced by a settled formula rate effective January 1, 2022.
Power Tax Audits
Previously, CMP, NYSEG and RG&E implemented Power Tax software to track and measure their respective deferred tax amounts. In connection with this change, we identified historical updates needed with deferred taxes recognized by CMP, NYSEG and RG&E and increased our deferred tax liabilities, with a corresponding increase to regulatory assets, to reflect the updated amounts calculated by the Power Tax software. Since 2015, the NYPSC and MPUC accepted certain adjustments to deferred taxes and associated regulatory assets for this item in recent distribution rate cases, resulting in regulatory asset balances of approximately $142 million and $148 million, respectively, for this item at December 31, 2021 and December 31, 2020.
CMP began recovering its regulatory asset in 2020. In 2017, the NYPSC commenced an audit of the power tax regulatory assets. On January 11, 2018, the NYPSC issued an order opening an operations audit on NYSEG and RG&E and certain other New York utilities regarding tax accounting. The NYPSC audit report is expected to be completed during 2022.
Weather Impact
The demand for electric power and natural gas is affected by seasonal differences in the weather. Statewide demand for electricity in New York, Connecticut and Maine tends to increase during the summer months to meet cooling load or in winter months for heating load while statewide demand for natural gas tends to increase during the winter to meet heating load. Market prices for both electricity and natural gas reflect the demand for these products and their availability at that time. Overall operating results of Networks do not fluctuate due to commodity costs as the regulated utilities generally recover those costs coincident with their expense or defer any differences for future recovery. Networks has historically sold less power when weather conditions are milder and may also be affected by severe weather, such as ice and snow storms, hurricanes and other natural disasters which may result in additional cost or loss of revenues that may not be recoverable from customers. However, Networks’ regulated utilities, other than MNG, have approved RDMs as part of the NYPSC, PURA and MPUC rate plans in place for the period ended December 31, 2021. The RDM allows the regulated utilities to defer for future recovery and shortfall from projected revenues whether due to weather, economic conditions, conservation or other factors.
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
Pursuant to Maine law, the MPUC is authorized to conduct periodic requests for proposals seeking long-term supplies of energy, capacity or RECs, from qualifying resources. The MPUC is further authorized to order Maine transmission and distribution utilities to enter into contracts with sellers selected from the MPUC’s competitive solicitation process. Pursuant to a MPUC Order dated October 8, 2009, CMP entered into a 20-year agreement with Evergreen Wind Power III, LLC, on March 31, 2010, to purchase capacity and energy from Evergreen’s 60 Megawatt (MW) Rollins wind farm. CMP’s purchase obligations under the Rollins contract are approximately $7 million per year. Pursuant to a MPUC Order dated December 18, 2017, CMP entered into a 20-year agreement with Dirigo Solar, LLC on September 10, 2018, to purchase capacity and energy from multiple Dirigo solar facilities throughout CMP’s service territory. CMP’s purchase obligations under the Dirigo contract will increase as additional solar facilities are brought on line, eventually reaching a level of approximately $4 million per year. Pursuant to a MPUC Order dated November 6, 2019, CMP entered into a 20-year agreement with Maine Aqua Ventus I GP LLC on December 9, 2019, to purchase capacity and energy from an off-shore wind farm under development near Monhegan Island, Maine. CMP’s purchase obligations under the Maine Aqua Ventus contract will be approximately $12 million per year once the facility begins commercial operation. Pursuant to Maine law, the MPUC conducted two competitive solicitation processes to procure, in the aggregate, an amount of energy or RECs from Class 1A resources that is equal to 14% of retail electricity sales in the State during calendar year 2018, or 1.715 million MWh. Of that 14% total, the MPUC must acquire at least 7%, but not more than 10%. Through contracts approved in December 2020 (Tranche 1), CMP was ordered to execute 13 contracts. In October 2021 CMP executed contracts with 6 additional facilities (Tranche 2). Each of the Tranche 1 and Tranche 2 are for 20-year terms. In accordance with MPUC orders, CMP either sells the purchased energy, or in one case the RECs, from these facilities in the ISO New England markets, through periodical auctions of the purchased output to wholesale buyers in the New England regional market, or through a sale to a third party for the RECs. Under Maine law, CMP is assured recovery of any differences between power purchase costs and achieved market revenues through a reconcilable component of its retail distribution rates. Although the MPUC has conducted multiple requests for proposals under Maine law, and has tentatively accepted long-term proposals from other sellers, these selections have not yet resulted in additional currently effective contracts with CMP.
PURA Investigation of the Preparation for and Response to the Tropical Storm Isaias
On August 6, 2020, PURA opened a docket to investigate the preparation for and response to Tropical Storm Isaias by the electric distribution companies in Connecticut including UI. Following hearings and the submission of testimony, PURA issued a final decision on April 15, 2021, finding that UI “generally met standards of acceptable performance in its preparation and response to Tropical Storm Isaias," subject to certain exceptions noted in the decision, but ordered a 15-basis point reduction to UI's ROE in its next rate case to incentivize better performance and indicated that penalties could be forthcoming in the penalty phase of the proceedings. On June 11, 2021, UI filed an appeal of PURA’s decision with the Connecticut Superior Court.

On May 6, 2021, in connection with its findings in the Tropical Storm Isaias docket, PURA issued a Notice of Violation to UI for allegedly failing to comply with standards of acceptable performance in emergency preparation or restoration of service in an emergency and with orders of the Authority, and for violations of accident reporting requirements. PURA assessed a civil penalty in the total amount of $2 million. PURA held a hearing on this matter and, in an order dated July 14, 2021, reduced the civil penalty to approximately $1 million. UI filed an appeal of PURA’s decision with the Connecticut Superior Court. This appeal and the appeal of PURA’s decision on the Tropical Storm Isaias docket have been consolidated. We cannot predict the outcome of these appeals.
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
NYDPS Investigation of the Preparation for and Response to the Tropical Storm Isaias
In August 2020, following Tropical Storm Isaias, the NYDPS commenced a comprehensive investigation of the preparation and response to this event by New York's major electric utility companies. In addition, on August 20, 2020, the New York State Senate and Assembly held a joint hearing to examine the response of various utility companies during the aftermath of Tropical Storm Isaias. On December 31, 2020, NYSEG and NYDPS Staff entered into a settlement agreement regarding three alleged violations by NYSEG of its emergency response plan pursuant to which NYSEG agreed to make a payment of a penalty of approximately $1.5 million. The settlement was approved by the NYPSC on January 21, 2021.
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
CMP Generator Interconnection Investigation
On February 10, 2021, two solar developer associations petitioned the MPUC to open an investigation into CMP’s generator interconnection practices and the estimates CMP provided to developers related to expected interconnection costs. On April 6, 2021, the MPUC issued a Notice of Formal Investigation related to the prudency and reasonableness of CMP’s actions with respect to the interconnection of generation to its distribution system. The Hearing Examiners in the matter have issued a procedural order setting a discovery schedule, CMP has responded to data requests and a technical conference has been conducted. On September 21, 2021, the MPUC staff issued a Bench Memorandum providing the staff’s assessment (i) whether CMP has followed a course of conduct that a capably managed utility would have followed in light of existing and reasonably knowable circumstances and (ii) if not, what steps should be taken, including penalties and changes to ensure that CMP acts reasonably on a forward going basis. In the Bench Memorandum, staff found that CMP’s conduct, and related management actions and inactions, raise significant issues regarding prudency. Specifically, staff found that CMP did not adequately prepare for the large volume of generator interconnection applications that resulted from “An Act To Promote Solar Energy Projects and Distributed Generation Resources in Maine”, enacted by the Maine legislature in 2019. MPUC staff recommends that the MPUC require that CMP to file a detailed plan to better integrate planning across relevant departments in the generator interconnection process with the MPUC. CMP’s response to the Bench Memorandum was filed on October 12, 2021. On January 11, 2022, an uncontested Stipulation settling this matter and two other dockets was filed with the MPUC. All but two parties to the three proceedings joined the Stipulation and the two non-signatory parties do not oppose the Stipulation. In the Stipulation, among other things, the Stipulating Parties agree to support resolution of all issues, that CMP shall pay $150,000 to be used to support a facilitator for the MPUC’s DG Interconnection Working Group for a period of two years and $550,000 to fund up to six contracted analyst resources to support the interconnection process for a period of two years. Also, CMP has agreed to meet certain published cluster study timelines subject to qualifications set forth in the Stipulation. The MPUC will consider the Stipulation at a future meeting, the date of which to be determined. We cannot predict the outcome of this investigation or any potential penalties that may be assessed.
Summary Investigation of Management Issues Identified in Management Audit of CMP
As noted above, on February 19, 2020, the MPUC issued its final order in CMP’s distribution revenue case. As part of that order, the MPUC initiated a management audit of CMP and its affiliates to evaluate whether CMP's current management structure, and the management and other services from its affiliates, are appropriate and in the interest of Maine customers. The management audit was commenced in July 2020 by the MPUC’s consultants and on July 12, 2021, the independent auditor released its final report. On September 28, 2021, the MPUC opened a summary investigation to follow up on the management audit report. The MPUC directed CMP to file a plan to incorporate feedback from the management audit. CMP filed a Performance Improvement Plan and parties commented on the plan. CMP provided responsive comments on January 6, 2022. The matter is pending MPUC consideration.
Summary Investigation into Security Limits Litigation
On December 13, 2021, the MPUC issued a Notice initiating a summary investigation of certain allegations with respect to the recovery of capital expenditure costs contained in the lawsuit filed by Security Limits, Inc. and Paul Silva against the Company, Networks and Iberdrola, S.A. and several other entities and individuals in the United States District Court Southern District of New York. CMP filed a report describing any costs described in the complaint that are currently being recovered or will be recovered in rates on January 18, 2022 as directed by the Notice of Summary Investigation. In the report, CMP noted that the plaintiffs’ had not yet served the complaint upon Networks or the Company. The MPUC directed CMP to submit notification to the MPUC when the Complaint has been served or when the procedural deadline for serving the Complaint has passed. On February 9, 2022, Security Limits, Inc. and Paul Silva dismissed their complaint. On February 10, 2022, CMP notified the MPUC of the dismissal and requested that the proceeding be closed. We cannot predict the outcome of this summary investigation.
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
Solar projects commencing construction before 2020 may claim a 30% ITC. Solar projects that commence construction from 2020-2022 may claim a 26% ITC, projects commencing construction in 2023 may claim a 22% ITC and projects commencing thereafter may claim a 10% ITC. The ITC statutes require solar projects to be completed by the end of 2025 in order to claim the applicable ITCs.
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
Lawsuits were filed in July 2021, August 2021, September 2021 and January 2022 against BOEM, the U.S. Fish and Wildlife Service, NOAA Fisheries Directorate, U.S. Army Corps of Engineers and the U.S. Department of the Interior challenging the approval of the proposed Vineyard Wind 1 Project. We cannot predict the outcome of these proceedings.
Results of Operations
The following table sets forth financial information by segment for each of the periods indicated.

	Year Ended December 31, 2021
	Total	Networks	Renewables	Other(1)
	(in millions)
Operating Revenues	$6,974	$5,754	$1,220	$—
Operating Expenses
Purchased power, natural gas and fuel used	1,719	1,489	230	—
Operations and maintenance	2,706	2,198	495	13
Depreciation and amortization	1,014	616	397	1
Taxes other than income taxes	640	575	72	(7)
Total Operating Expenses	6,079	4,878	1,194	7
Operating Income	895	876	26	(7)
Other Income (Expense)
Other income (expense)	60	66	(4)	(2)
Losses (earnings) from equity method investments	7	12	(5)	—
Interest expense, net of capitalization	(298)	(217)	(1)	(80)
Income Before Income Tax	664	737	16	(89)
Income tax expense (benefit)	21	98	(48)	(29)
Net Income	643	639	64	(60)
Net loss (income) attributable to noncontrolling interests	64	(3)	67	—
Net Income (Loss) Attributable to Avangrid, Inc.	$707	$636	$131	$(60)

	Year Ended December 31, 2020
	Total	Networks	Renewables	Other(1)
	(in millions)
Operating Revenues	$6,320	$5,188	$1,132	$—
Operating Expenses
Purchased power, natural gas and fuel used	1,379	1,125	254	—
Operations and maintenance	2,466	2,038	429	(1)
Depreciation and amortization	987	592	394	1
Taxes other than income taxes	619	556	71	(8)
Total Operating Expenses	5,451	4,311	1,148	(8)
Operating Income	869	877	(16)	8
Other Income (Expense)
Other income (expense)	18	15	15	(12)
Earnings (losses) from equity method investments	(3)	10	(13)	—
Interest expense, net of capitalization	(316)	(234)	(7)	(75)
Income Before Income Tax	568	668	(21)	(79)
Income tax expense (benefit)	29	120	(80)	(11)
Net Income (Loss)	539	548	59	(68)
Net loss (income) attributable to noncontrolling interests	42	(2)	44	—
Net Income (Loss) Attributable to Avangrid, Inc.	$581	$546	$103	$(68)

	Year Ended December 31, 2019
	Total	Networks	Renewables	Other(1)
	(in millions)
Operating Revenues	$6,336	$5,164	$1,184	$(12)
Operating Expenses
Purchased power, natural gas and fuel used	1,509	1,249	260	—
Operations and maintenance	2,305	1,932	392	(19)
Depreciation and amortization	933	549	383	1
Taxes other than income taxes	591	544	56	(9)
Total Operating Expenses	5,338	4,274	1,091	(27)
Operating Income (Loss)	998	890	93	15
Other Income (Expense)
Other (expense) income	121	(15)	155	(19)
Earnings (losses) from equity method investments	3	11	(8)	—
Interest expense, net of capitalization	(310)	(269)	(14)	(27)
Income Before Income Tax	812	617	226	(31)
Income tax expense (benefit)	169	152	28	(11)
Net Income (Loss)	643	465	198	(20)
Net loss (income) attributable to noncontrolling interests	24	(2)	26	—
Net Income (Loss) Attributable to Avangrid, Inc.	$667	$463	$224	$(20)
(1)Other amounts represent Corporate and intersegment eliminations.
Comparison of Period to Period Results of Operations
Operating revenues increased by 10%, from $6,320 million for the year ended December 31, 2020, to $6,974 million for the year ended December 31, 2021.
Purchased power, natural gas and fuel used increased by 25%, from $1,379 million for the year ended December 31, 2020, to $1,719 million for the year ended December 31, 2021.

Operations and maintenance increased by 10%, from $2,466 million for the year ended December 31, 2020, to $2,706 million for the year ended December 31, 2021.
Details of the period to period comparison are described below at the segment level.
Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020
Networks
Operating revenues for the year ended December 31, 2021 increased by $566 million, or 11%, from $5,188 million for the year ended December 31, 2020, to $5,754 million. Electricity and gas revenues increased by $125 million, primarily due to the New York rate plan that was approved November 19, 2020, and rate increases in Maine, $19 million favorable impact from a COVID-19 deferral during the period in New York and Connecticut (in Connecticut this is included in the revenue decoupling mechanism), and $11 million favorable impact from transmission. These were offset by a $8 million unfavorable impact from negative revenue adjustments and $1 million of other decreases. Electricity and gas revenues changed due to the following items that have offsets within the income statement: an increase of $364 million in purchased power and purchased gas (offset in purchased power), an increase of $109 million in flow-through amortizations (offset in operating expenses), offset by a decrease of $54 million in flow-through amortizations ($32 million offset in income tax expense and $21 million offset in other income).
Purchased power, natural gas and fuel used for the year ended December 31, 2021 increased by $364 million, or 32%, from $1,125 million for the year ended December 31, 2020, to $1,489 million. The increase is primarily driven by a $364 million increase in average commodity prices and an overall increase in electricity and gas units procured due to higher degree days in the period.
Operations and maintenance during the year ended December 31, 2021 increased by $160 million, or 8%, from $2,038 million for the year ended December 31, 2020, to $2,198 million. The increase is driven by $34 million of increased personnel expenses primarily driven by an increase in headcount, increased business costs of $10 million, a $4 million increase in uncollectible expenses and $3 million unfavorable other. In addition, there were increases of $109 million in flow-through amortizations (which is offset in revenue).
Renewables
Operating revenues for the year ended December 31, 2021 increased by $88 million, or 8% from $1,132 million for the year ended December 31, 2020, to $1,220 million. The increase in operating revenues was primarily due to a $159 million increase in merchant prices driven mainly by higher demand during the Texas storm in the first quarter of 2021, $58 million in favorable thermal and power trading driven by higher average prices in the period, $23 million from curtailment payments, and $15 million from the sale of assets, offset by unfavorable MtM changes of $132 million on energy derivative transactions entered for economic hedging purposes, and a decrease of $35 million driven by 997 GWh lower wind generation output in the current period.
Purchased power, natural gas and fuel used for the year ended December 31, 2021 decreased by $24 million, or 9%, from $254 million for the year ended December 31, 2020, to $230 million. The decrease is primarily due to favorable MtM changes on derivatives of $43 million due to market price changes in the period, offset by an increase of $21 million in power and thermal purchases in the period driven by higher average prices in the period.
Operations and maintenance for the year ended December 31, 2021 increased by $66 million, or 15%, from $429 million for the year ended December 31, 2020, to $495 million. The increase is primarily due to a $6 million increase in the bad debt provision driven mainly by provisions during the Texas storm in the first quarter of 2021, $16 million of higher land rents driven by new sites, $19 million increase driven by higher personnel costs primarily attributable to new capacity, $40 million due to the write-off of certain development projects and casualty losses in the period, offset by a $15 million decrease driven mainly by settlement of liquidated damage claims in the period.
Depreciation, Amortization and Impairment
Depreciation, amortization and impairment expenses for the year ended December 31, 2021 increased by $27 million, or 3%, from $987 million for the year ended December 31, 2020, to $1,014 million. The increase is driven by $42 million from plant additions in Networks and Renewables in the period, offset by a $9 million decrease driven by accelerated depreciation from the repowering of wind farms recorded in the same period of 2020 and $6 million decrease driven by amortization of a deferred gain.

Other Income and (Expense) and Equity Earnings
Other income and (expense) and equity earnings for the year ended December 31, 2021 increased by $52 million, or 347%, from $15 million for the year ended December 31, 2020, to $67 million. The change is primarily due to a $31 million favorable increase in allowance for equity funds used during construction, a $24 million favorable change in the non-service component of pension expense driven by revised actuarial studies in Networks (which is partially offset within revenue), and $10 million of favorable equity earnings in the period, offset by $11 million of unfavorable carrying charges and $2 million other decreases.
Interest Expense, Net of Capitalization
Interest expense for the year ended December 31, 2021 decreased by $18 million or 6% from $316 million for the year ended December 31, 2020, to $298 million. The change is primarily due to a decrease of $23 million of interest expense at Networks ($16 million of favorable carrying charges and $12 million favorable regulatory amortizations primarily driven by lower regulatory deferrals from the rate case in New York that was approved November 19, 2020, offset by unfavorable $5 million interest expense from increased debt), offset by a $5 million increase in Other due to increased debt.
Income Tax Expense
The effective tax rate, inclusive of federal and state income tax, for the year ended December 31, 2021 was 3.2%, which is below the federal statutory tax rate of 21%, primarily due to the recognition of production tax credits associated with wind production, the effect of the excess deferred tax amortization resulting from the Tax Act and the equity component of allowance for funds used during construction. The effective tax rate, inclusive of federal and state income tax, for the year ended December 31, 2020, was 5.1%, which is below the federal statutory tax rate of 21%, primarily due to the recognition of production tax credits associated with wind production and the effect of the excess deferred tax amortization resulting from the Tax Act.
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
Operations and maintenance for the year ended December 31, 2020 increased by $37 million or 9% from $392 million for the year ended December 31, 2019, to $429 million. The increase is primarily due to $36 million of increased costs resulting from higher personnel and maintenance costs, which are primarily attributed to new capacity. Additionally, operations and maintenance expense increased by $11 million driven by a favorable asset retirement obligation adjustment in 2019, offset by a $3 million decrease due to a favorable provision release in the year ended December 31, 2020, and $7 million in lower other expenses (offset in operating revenues).
Depreciation, Amortization and Impairment
Depreciation, amortization and impairment expenses for the year ended December 31, 2020 increased by $54 million or 6% from $933 million for the year ended December 31, 2019, to $987 million. The increase is driven by $71 million from plant additions in Networks and Renewables in the period, an increase in lease amortizations of $3 million and a $4 million increase due to a favorable asset retirement obligation adjustment for the year ended December 31, 2019, offset by a $24 million decrease of accelerated depreciation from the repowering of wind farms in Renewables.
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

We define adjusted net income as net income adjusted to exclude restructuring charges, mark-to-market earnings from changes in the fair value of derivative instruments, accelerated depreciation derived from repowering of wind farms, costs incurred related to the PNMR Merger, a legal settlement and costs incurred in connection with the COVID-19 pandemic. We believe adjusted net income is more useful in understanding and evaluating actual and projected financial performance and contribution of AVANGRID core lines of business and to more fully compare and explain our results. The most directly comparable U.S. GAAP measure to adjusted net income is net income. We also define adjusted earnings per share, or adjusted EPS, as adjusted net income converted to an earnings per share amount.
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
The following tables provide a reconciliation between Net Income attributable to AVANGRID and non-GAAP measures Adjusted Net Income, Adjusted EBITDA and Adjusted EBITDA with Tax Credits by segment for the years ended December 31, 2021, 2020 and 2019, respectively:

	Year Ended December 31, 2021
	Total	Networks	Renewables	Corporate *
	(in millions)
Net Income Attributable to Avangrid, Inc.	$707	$636	$131	$(60)
Adjustments:
Mark-to-market adjustments - Renewables	53	—	53	—
Restructuring charges	—	—	—	—
Impact of COVID-19	34	34	—	—
Merger costs	12	—	—	12
Income tax impact of adjustments (1)	(26)	(9)	(14)	(3)
Adjusted Net Income (2)	$780	$661	$170	$(51)

Net (loss) income attributable to noncontrolling interests	(64)	3	(67)	—
Income tax (benefit) expense	47	107	(34)	(26)
Depreciation and amortization	1,014	616	397	1
Interest expense, net of capitalization	298	217	1	80
Other (income) expense	(60)	(66)	4	2
Losses (earnings) from equity method investments	(7)	(12)	5	—
Adjusted EBITDA (3)	$2,008	$1,526	$476	$7

Retained PTCs and ITCs	175	—	175	—
PTCs allocated to tax equity investors	80	—	80	—
Adjusted EBITDA with Tax Credits (3)	$2,263	$1,526	$731	$7

	Year Ended December 31, 2020
	Total	Networks	Renewables	Corporate *
	(in millions)
Net Income Attributable to Avangrid, Inc.	$581	$546	$103	$(67)
Adjustments:
Mark-to-market adjustments - Renewables	5	—	5	—
Restructuring charges	6	5	1	—
Accelerated depreciation from repowering	9	—	9	—
Impact of COVID-19	29	26	1	2
Merger costs	6	—	—	6
Legal settlement - Gas storage	5	—	—	5
Income tax impact of adjustments (1)	(16)	(8)	(4)	(3)
Adjusted Net Income (2)	$625	$568	$115	$(58)

Net (loss) income attributable to noncontrolling interests	(42)	2	(44)	—
Income tax (benefit) expense	45	128	(76)	(8)
Depreciation and amortization	978	592	385	1
Interest expense, net of capitalization	316	234	7	75
Other (income) expense	(18)	(15)	(15)	12
Losses (earnings) from equity method investments	3	(10)	13	—
Adjusted EBITDA (3)	$1,907	$1,499	$385	$23

Retained PTCs and ITCs	153	—	153	—
PTCs allocated to tax equity investors	63	—	63	—
Adjusted EBITDA with Tax Credits (3)	$2,123	$1,499	$601	$23

	Year Ended December 31, 2019
	Total	Networks	Renewables	Corporate *
	(in millions)
Net Income (Loss) Attributable to Avangrid, Inc.	$667	$463	$224	$(20)
Adjustments:
Mark-to-market adjustments - Renewables	(76)	—	(76)	—
Restructuring charges	6	3	1	3
Accelerated depreciation from repowering	33	—	33	—
Income tax impact of adjustments (1)	10	(1)	11	(1)
Adjusted Net Income (2)	$640	$465	$193	$(17)

Net (loss) income attributable to noncontrolling interests	(24)	2	(26)	—
Income tax (benefit) expense	159	153	17	(10)
Depreciation and amortization	900	549	350	1
Interest expense, net of capitalization	310	269	14	27
Other (income) expense	(121)	15	(155)	19
Losses (earnings) from equity method investments	(3)	(11)	8	—
Adjusted EBITDA (3)	$1,861	$1,442	$400	$19

Retained PTCs and ITCs	125	—	125	—
PTCs allocated to tax equity investors	33	—	33	—
Adjusted EBITDA with Tax Credits (3)	$2,020	$1,442	$559	$19
(1)Income tax impact of adjustments: For the year ended December 31, 2021, $14 million from MtM adjustment, $9 million from COVID-19 impacts and $3 million from merger costs. For the year ended December 31, 2020, $(1) million from MtM adjustment, $(2) million from accelerated depreciation, $(2) million from restructuring charges, $(8) million from COVID-19 impacts, $(1) million from legal settlement - gas storage and $(2) million from merger costs. For the year ended December 31, 2019, $20 million from MtM adjustment, $(9) million from accelerated depreciation, $(2) million from restructuring charges.
(2)Adjusted Net Income is a non-GAAP financial measure and is presented after excluding restructuring charges, accelerated depreciation derived from the repowering wind farms, MtM activities in Renewables, costs incurred related to the PNMR Merger, a legal settlement and costs incurred in connection with the COVID-19 pandemic.
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
Comparison of Period to Period Results of Operations
Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020
Adjusted net income
Adjusted net income increased by $155 million, or 25%, from $625 million for the year ended December 31, 2020 to $780 million for the year ended December 31, 2021. The increase is primarily due to a $93 million increase in Networks driven primarily by a new rate plan in New York that was approved on November 19, 2020, a $55 million increase in Renewables driven by higher merchant pricing mainly from the Texas weather event and a $7 million increase in Corporate mainly driven by favorable tax expense in the period.
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

The following tables reconcile Net Income attributable to AVANGRID to Adjusted Net Income (non-GAAP), and EPS attributable to AVANGRID to adjusted EPS (non-GAAP) for the years ended December 31, 2021, 2020 and 2019, respectively:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Networks	$636	$546	$463
Renewables	131	103	224
Corporate (1)	(60)	(67)	(20)
Net Income	707	581	667
Adjustments:
Mark-to-market adjustments - Renewables (2)	53	5	(76)
Restructuring charges (3)	—	6	6
Accelerated depreciation from repowering (4)	—	9	33
Impact of COVID-19 (5)	34	29	—
Merger costs (6)	12	6	—
Legal settlement - Gas storage (7)	—	5	—
Income tax impact of adjustments	(26)	(16)	10
Adjusted Net Income (8)	$780	$625	$640

	Year Ended December 31,
	2021	2020	2019
Networks	$1.78	$1.76	$1.50
Renewables	0.37	0.33	0.72
Corporate (1)	(0.17)	(0.22)	(0.06)
Earnings Per Share	1.97	1.88	2.16
Adjustments:
Mark-to-market adjustments - Renewables (2)	0.15	0.02	(0.25)
Restructuring charges (3)	—	0.02	0.02
Accelerated depreciation from repowering (4)	—	0.03	0.11
Impact of COVID-19 (5)	0.10	0.09	—
Merger costs (6)	0.03	0.02	—
Legal settlement - Gas storage (7)	—	0.01	—
Income tax impact of adjustments	(0.07)	(0.05)	0.03
Adjusted Earnings Per Share (8)	$2.18	$2.02	$2.07
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
(4)Represents the amount of accelerated depreciation derived from the repowering of wind farms in Renewables.
(5)Represents costs incurred in connection with the COVID-19 pandemic, mainly related to bad debt provisions.
(6)Pre-merger costs incurred.
(7)Removal of the impact from Gas activity in the reconciliation to AVANGRID Net Income.
(8)Adjusted Net Income and Adjusted Earnings Per Share are non-GAAP financial measures and are presented after excluding restructuring charges, accelerated depreciation derived from the repowering wind farms, MtM activities in Renewables, costs incurred related to the PNMR Merger, a legal settlement and costs incurred in connection with the COVID-19 pandemic.
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
Liquidity
We optimize our liquidity within the United States through a series of arms-length intercompany lending arrangements with our subsidiaries and among our regulated utilities to provide for lending of surplus cash to subsidiaries with liquidity needs, subject to the limitation that the regulated utilities may not lend to unregulated affiliates. At December 31, 2021, we had cash and cash equivalents of $1,474 million, as compared to $1,463 million at December 31, 2020. These arrangements minimize overall short-term funding costs and maximize returns on the temporary cash investments of the subsidiaries. We have the capacity to borrow up to $3,575 million from the lenders committed to the AVANGRID Credit Facility and $500 million from an Iberdrola Group Credit Facility, each of which are described below.
AVANGRID Commercial Paper Program
AVANGRID has a commercial paper program with a limit of $2 billion that is backstopped by the AVANGRID Credit Facility (described below). As of December 31, 2021 and February 22, 2022, there was $0 and $287 million, respectively, of outstanding amount under the commercial paper program.
AVANGRID Credit Facility
AVANGRID and its subsidiaries, NYSEG, RG&E, CMP, UI, CNG, SCG and BGC, each of which are joint borrowers, have a revolving credit facility with a syndicate of banks, or the AVANGRID Credit Facility, that provides for maximum borrowings of up to $3,575 million in the aggregate, which was executed on November 23, 2021. The agreement contains a commitment from lenders, which will expire on April 20, 2022 if not terminated by AVANGRID at an earlier date to increase maximum borrowings to $4,000 million upon the joinder of PNM and TNMP as borrowers under the AVANGRID Credit Facility.
Under the terms of the AVANGRID Credit Facility, each joint borrower has a maximum borrowing entitlement, or sublimit, which can be periodically adjusted to address specific short-term capital funding needs, subject to the maximum limit contained in the agreement. On November 23, 2021, the executed AVANGRID Credit Facility increased AVANGRID's maximum sublimit from $1,500 million to $2,500 million. The AVANGRID Credit Facility contains pricing that is sensitive to AVANGRID’s consolidated greenhouse gas emissions intensity. The Credit Facility also contains negative covenants, including one that sets the ratio of maximum allowed consolidated debt to consolidated total capitalization at 0.65 to 1.00, for each borrower. Under the AVANGRID Credit Facility, each of the borrowers will pay an annual facility fee that is dependent on their credit rating. The initial facility fees will range from 10 to 22.5 basis points. The maturity date for the AVANGRID Credit Facility is November 22, 2026. As of December 31, 2021, we had no borrowings outstanding under this credit facility.
Since the AVANGRID credit facility is also a backstop to the AVANGRID commercial paper program, the total amount available under the facility as of December 31, 2021 and February 22, 2022, was $3,575 million and $3,288 million, respectively.
2020 Credit Facility
During 2020, we entered into a revolving credit agreement with several lenders, or the 2020 Credit Facility, that provides maximum borrowings up to $500 million. We terminated this facility on April 28, 2021.
Iberdrola Group Credit Facility
AVANGRID has a credit facility with Iberdrola Financiacion, S.A.U., a company of the Iberdrola Group. The facility has a limit of $500 million and matures on June 18, 2023. AVANGRID pays a facility fee of 10.5 basis points annually. As of both December 31, 2021 and February 22, 2022, there was no outstanding amount under this credit facility.
Supplier Financing Arrangements
To manage cash flow and related liquidity, we operate a supplier financing arrangement under which certain suppliers can obtain accelerated settlement on invoices from the banking provider. This is a form of reverse factoring which has the objective of serving the group's suppliers by giving them early access to funding. This supplier financing program allows participating suppliers the ability to voluntarily elect to sell our payment obligations to a designated third-party financial institution. We have no economic interest in a supplier’s decision to enter into the arrangements. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted by our suppliers’ decisions to sell amounts under these arrangements. As of December 31, 2021, $161 million of these arrangements are classified as notes payable on our consolidated balance sheet.

Group Cash Pool
We are a party to a liquidity agreement with Bank of America, N.A. along with certain members of the Iberdrola Group. The liquidity agreement aids the Iberdrola Group in efficient cash management and reduces the need for external borrowing by the pool participants. Parties to the agreement, including us, may deposit funds with or borrow from the financial institution, provided that the net balance of funds deposited or borrowed by all pool participants in the aggregate is not less than zero. As of both December 31, 2021 and 2020, the balance was $0. Any deposit amounts would be reflected in our consolidated balance sheets under cash and cash equivalents because our deposited surplus funds under the cash pooling agreement are highly-liquid short-term investments.
Off-Balance Sheet Arrangements
At December 31, 2021, we had approximately $4,820 million of standby letters of credit, surety bonds, guarantees and indemnifications outstanding, which includes guarantees of our own performance. These instruments provide financial assurance to the business and trading partners of AVANGRID and its subsidiaries in their normal course of business. The instruments only represent liabilities if AVANGRID or its subsidiaries fail to deliver on contractual obligations. We therefore believe it is unlikely that any material liabilities associated with these instruments will be incurred and, accordingly, as of December 31, 2021, neither we nor our subsidiaries have any liabilities recorded for these instruments.
Long-Term Capital Resources
We expect to meet our long-term capital requirements through the use of our cash balances, credit facilities, cash from operations, long-term borrowings and new equity capital. We have investment grade ratings from Standard and Poor’s, Moody’s and Fitch and we believe that we can raise capital on competitive terms in the investment grade debt capital and/or bank markets.
Iberdrola Loan
On December 14, 2020, AVANGRID and Iberdrola entered into an intra-group loan agreement which provided AVANGRID with an unsecured subordinated loan in an aggregate principal amount of $3,000 million (the Iberdrola Loan). The Iberdrola Loan was repaid with the proceeds of the common share issuance described in Note 1 - Background and Nature of Operations.
Our other long-term debt issuances during 2021 were as follows:

Company	Issue Date	Type	Amount (Millions)	Interest rate	Maturity
NYSEG	9/24/2021	Unsecured Notes	$350	2.15%	2031
RG&E	12/15/2021	First Mortgage Bonds	$125	2.91%	2051
RG&E	12/15/2021	First Mortgage Bonds	$125	2.10%	2031
CMP	12/15/2021	First Mortgage Bonds	$200	2.05%	2031
SCG	12/15/2021	First Mortgage Bonds	$40	2.05%	2031
At December 31, 2021, Networks had $6,229 million of debt, including the current portion thereof, consisting of first mortgage bonds, senior unsecured notes, tax-exempt bonds and various other forms of debt. Networks' regulated utilities are required by regulatory order to maintain a minimum ratio of common equity to total capital that is tied to the capital structure used in the establishment of their revenue requirements. Pursuant to these requirements, each of NYSEG, RG&E, CMP and MNG must maintain a minimum equity ratio equal to the ratio in its currently effective rate plan or decision measured using a trailing 13-month average. On a monthly basis, each utility must maintain a minimum equity ratio of no less than 300 basis points below the equity ratio used to set rates. UI, SCG, CNG and BGC are restricted from paying dividends if paying such dividend would result in their respective common equity ratio being lower than 300 basis points below the equity percentage used to set rates in the most recent distribution rate proceeding as measured using a trailing 13-month average calculated as of the most recent quarter end. The regulated utilities periodically pay dividends to, or receive capital contributions from, AVANGRID in order to maintain the minimum equity ratio requirement. They each independently incur indebtedness by issuing investment grade debt securities. Networks’ regulated utilities were in compliance with these regulatory orders as of December 31, 2021.
At December 31, 2021, we had a $45 million finance lease liability outstanding in the Renewables segment relating to a sale-leaseback arrangement on a solar generation facility. Renewables has also sourced capital through tax equity financing arrangements associated with certain wind farm projects. The arrangements allocate substantially all of the projects' taxable income and PTCs to the tax equity investor, along with a percentage of cash generated by the projects, in exchange for investor contributions. On September 9, 2021, we sold an additional TEF interest in Aeolus VII for $131 million. The $8 million difference between the amount received and the $139 million noncontrolling interest recognized was recorded as an adjustment to equity because there was no change in control as a result of the transaction. On November 4, 2021, we sold a TEF interest in Aeolus Wind Power VIII, LLC (Aeolus VIII) for $199 million, of which $8 million is held in escrow until certain conditions are met.
At December 31, 2021, corporate had $2,065 million of long-term debt, including the current portion thereof, outstanding. Long-term debt in corporate consists mainly of $600 million of 3.15% notes due in 2024, $750 million of 3.20% notes due in 2025 and $750 million of 3.80% notes due in 2029.
In our credit facilities, long-term borrowings, financing leases and tax-equity partnerships, we and our affiliates that are parties to the agreements are subject to covenants that are standard for such agreements. Affirmative covenants impose certain obligations on the borrower and negative covenants limit certain activities by the borrower. The agreements also define certain events of default, including but not limited to non-compliance with the covenants that may automatically in some circumstances, or at the option of the lenders in other circumstances, trigger acceleration of the obligations. We and our affiliates were in compliance with all such covenants at December 31, 2021 and throughout 2021.
Capital Requirements
Funding Future Common Dividend Payments
Funding of our dividend payments is considered in the context of our overall operating and investment cash flows and our long-term funding. We have revolving credit facilities, as described above, to fund short-term liquidity needs and we believe that we will continue to have access to the capital markets as long-term growth capital is needed. To date, the Company has not experienced limitations in our ability to access these sources of liquidity in connection with the COVID-19 pandemic. While taking into consideration the current economic environment, management expects that we will continue to have sufficient liquidity and financial flexibility to meet our business requirements.
Capital Expenditures
The regulated utilities’ capital expenditures over the last three years have been as follows:

	2021	2020	2019
	(in millions)
NYSEG	$743	$689	$574
RG&E	394	387	379
CMP*	682	389	299
MNG	4	3	7
UI	186	204	192
SCG	86	88	83
CNG	63	60	60
BGC	17	17	19
Corporate	55	23	10
Total	$2,230	$1,860	$1,623
*Includes NECEC Transmission LLC’s capital expenditures in the NECEC project.
Networks increased its capital expenditures during the period from 2019 to 2021 to upgrade and expand electricity and natural gas transmission and distribution infrastructure. In 2021, we continued capital investments in a number of programs in Maine, including NECEC, substation modernization and new transmission investments. NYSEG and RG&E continued their capital investments in a number of programs, including the grid automation project, pole replace program, distribution line project, Binghamton Area Brightline, or BES, program. In 2020, NYSEG and RG&E continued their capital investments in a number of programs, including the grid automation project, distribution line project, FERC compliance programs, Rochester Area Reliability Project, or RARP, and Gas Distribution Mains and Leak Prone Main replacement project.
Renewables’ capital expenditures for the years set forth below were as follows:

	2021	2020	2019
	(in millions)
Wind & solar	$928	$822	$1,281
Thermal	18	8	7
Corporate (1)	12	15	13
Other capitalized costs (2)	106	39	54
Total capital expenditures	$1,064	$884	$1,355
(1)Includes information technology and facilities and safety (security).
(2)Includes capitalized interests, labor and other costs.
In 2021, Renewables made capital expenditures of $928 million on construction of Lundhill Solar, Bakeoven Solar, Montague Solar, La Joya, Golden Hills, Midland and other wind and solar assets and $18 million in capital expenditures on the Klamath gas-fired cogeneration facility, or the Klamath Plant.
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
Capital Projects
An important part of our business strategy involves capital projects. Networks plans to invest a total of approximately $10.3 billion from 2022 to 2026 to upgrade and expand electricity and natural gas transmission and distribution infrastructure. In the next 12 months, Networks plans to invest $285 million in Maine, including Distribution Line Inspection Repairs Program, Transmission Line Asset Condition Replacements Program, Substation Modernization Program, Storm Resiliency Program and Grid Automation. MEPCO plans to invest $13 million in the next 12 months primarily on the Strategic Rebuild of Transmission Structures. NYSEG plans to invest $776 million in the next 12 months, including Advanced Meter Infrastructure Project, BES Program, Distribution Line Inspection Repairs Program, Grid Automation Program, Transmission Line Asset Condition Replacements Program, Storm Resiliency Program, Make Ready, Pole Replacement Program and Gas Distribution Mains and Leak Prone Main replacements. RG&E plans to invest $379 million in the next 12 months, including Advanced Meter Infrastructure Project, BES Program, Webster Area Reliability Program, Pole Replacement Program, Grid Automation Program, Storm Resiliency Program, Gas Distribution Mains and Leak Prone Main Replacement programs. UIL plans to invest $425 million in the next 12 months, including a number of programs and projects related to improvement of system operations, reliability and resiliency, replacement of aging infrastructure, and new customer connections. For gas operations, the most notable investments include distribution main replacements, leak prone replacements, the connection of new customers, and infrastructure improvements.
Renewables plans to invest at least a total of approximately $16.9 billion from 2022 to 2026 and add at least approximately 7,800 MW of onshore and offshore generation capacity.
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

The following is a summary of the cash flows by activity for the years ended December 31, 2021, 2020 and 2019, respectively:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Cash Flows
Net cash provided by operating activities	$1,561	$1,288	$1,588
Net cash used in investing activities	(2,440)	(2,858)	(2,708)
Net cash provided by financing activities	889	2,853	1,261
Net increase in cash, cash equivalents and restricted cash	$10	$1,283	$141
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
The cash from operating activities for the year ended December 31, 2021 compared to the year ended December 31, 2020 increased by $273 million, primarily attributable to higher operating revenues in the period.
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
Investing Activities
Our investing activities have primarily focused on enhancing, automating and reinforcing our asset base to support safety, reliability and customer growth in accordance with the regulatory markets within which we operate, as well as constructing solar and wind assets.
In 2021, net cash used in investing activities was $2,440 million, which was comprised of $2,976 million of capital expenditures, partially offset by $222 million of other investments and equity method investments, $155 million of distributions received from equity method investments, $130 million of contributions in aid of construction and $24 million of proceeds from the sale of assets.
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
Financing Activities
Our financing activities have consisted of raising equity, using our credit facilities and long-term debt issued or redeemed by AVANGRID and our regulated Networks subsidiaries.
In 2021, financing activities provided $889 million in cash reflecting primarily $4 billion in proceeds from private placements of equity in connection with share issuance, an issuance of non-current debt at our regulated subsidiaries with the net proceeds of $833 million and contribution from non-controlling interests, principally related to TEFs, of $330 million in the period, offset by a net decrease in non-current debt, including with affiliate, and current notes payable of $3.6 billion, dividends of $613 million and distributions to non-controlling interests of $10 million.

In 2020, financing activities provided $2,853 million in cash reflecting primarily an issuance of non-current debt at AVANGRID and our regulated subsidiaries with the net proceeds of $1,367 million, receipt of the Iberdrola Loan of $3,000 million and tax equity financing contributions from non-controlling interests, principally related to TEFs, of $312 million, offset by a net decrease in non-current debt and current notes payable of $1,264 million, distributions to non-controlling interests of $5 million, payments on capital leases of $9 million and dividends of $545 million.
In 2019, financing activities used $1,261 million in cash reflecting primarily an issuance of non-current debt at AVANGRID and our regulated subsidiaries with the net proceeds of $2,137 million and tax equity financing contributions from non-controlling interests, principally related to TEFs, of $133 million, offset by a net decrease in non-current debt and current notes payable of $374 million, distributions to non-controlling interests of $63 million, payments on capital leases of $27 million and dividends of $545 million.
Contractual Obligations
As of December 31, 2021, our contractual obligations (excluding any tax reserves) were as follows:

	Total	2022	2023	2024	2025	2026	Thereafter
	(in millions)
Leases (1)	$475	$19	$67	$35	$13	$13	$327
Easements (2)	1,063	29	27	29	31	30	917
Projected future pension benefit plan contributions (3)	76	34	31	4	3	4	—
Long-term debt (including current maturities) (4)	8,294	372	439	612	1,107	660	5,104
Interest payments (5)	3,216	296	279	287	246	247	1,861
Material purchase commitments (6)	1,369	1,039	141	82	34	19	54
Total Contractual Obligations	$14,493	$1,789	$984	$1,049	$1,434	$973	$8,263
(1)Represents lease contracts relating to operational facilities, office building leases and vehicle and equipment leases. These amounts represent our expected unadjusted portion of the costs to pay as amounts related to contingent payments are predominantly linked to electricity generation at the respective facilities.
(2)Represents easement contracts which are not classified as leases.
(3)The qualified pension plans’ contributions are generally based on the estimated minimum pension contributions required under the Employee Retirement Income Sensitivity Act of 1974, as amended, and the Pension Protection Act of 2006, as well as contributions necessary to avoid benefit restrictions and at-risk status and agreements with state regulatory agencies. These amounts represent estimates that are based on assumptions that are subject to change. The minimum required contributions for years after 2026 are not included as projections beyond 2026 are not available.
(4)See debt payment discussion in “Long-term Capital Resources.”
(5)Interest payments are estimated based on final maturity dates of debt securities outstanding at December 31, 2021, and do not reflect anticipated future refinancing, early redemptions or debt issuances. Variable rate interest obligations are estimated based on rates as of December 31, 2021.
(6)Represents forward purchase commitments under power, gas and other arrangements and contractual obligations for material and services on order but not yet delivered at December 31, 2021.
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
Accounting for Regulated Public Utilities
U.S. GAAP allows regulated entities to give accounting recognition to the actions of regulatory authorities. We must meet certain criteria in order to apply such regulatory accounting treatment and record regulatory assets and liabilities. In determining whether we meet the criteria for our operations, our management makes significant judgments, which involve (i) determining whether rates for services provided to customers are subject to approval by an independent, third-party regulator, (ii) determining whether the regulated rates are designed to recover specific costs of providing the regulated service, (iii) considering relevant historical precedents and recent decisions of the regulatory authorities and (iv) considering the fact that decisions made by regulatory commissions or legislative changes at a later date could vary from earlier interpretations made by management and that the impact of such variations could be material. Our regulated subsidiaries have deferred recognition of costs (a regulatory asset) or have recognized obligations (a regulatory liability) if it is probable that such costs will be recovered or obligations relieved in the future through the ratemaking process. Management regularly reviews our regulatory assets and liabilities to determine whether we need to make adjustments to our previous conclusions based on the current regulatory environment as well as recent rate orders. If our regulated subsidiaries, or a portion of their assets or operations, were to cease meeting the criteria for application of these accounting rules, accounting standards for unregulated businesses in general would become applicable and immediate recognition of any previously deferred costs would be required in the year in which such criteria are no longer met.
Accounting for Pensions and Other Post-Retirement Benefits
We provide pensions and other post-retirement benefits for a significant number of employees, former employees and retirees. We account for those benefits in accordance with the accounting rules for retirement benefits. In accounting for our pension and other post-retirement benefit plans, or the AVANGRID plans, we make assumptions regarding the valuation of benefit obligations and the performance of plan assets. The primary assumptions include the discount rate, the expected long-term return on plan assets, health care cost trend rates, mortality assumptions, demographic assumptions and other factors. We apply consistent estimation techniques regarding our actuarial assumptions, where appropriate, across the AVANGRID plans of our operating subsidiaries. The estimation technique we use to develop the discount rate for the AVANGRID plans is based upon the settlement of such liabilities as of December 31, 2021, using a hypothetical portfolio of actual, high quality bonds, that would generate cash flows required to settle the liabilities. We believe such an estimate of the discount rate accurately reflects the settlement value for plan obligations and results in cash flows that closely match the expected payments to participants. The estimation technique we use to develop the long-term rate of return on plan assets is based on a projection of the long-term rates of return on plan assets that will be earned over the life of the plan, including considerations of investment strategy, historical experience and expectations for long-term rates of return.
The weighted-average discount rates used in accounting for qualified pension obligations in 2021 was 2.34%, representing a decrease of 67 basis points from 2020. The expected rate of return on plan assets for qualified pension benefits in 2021 was 7.30%, consistent with 2020. The following table reflects the estimated sensitivity associated with a change in certain significant actuarial assumptions (each assumption change is presented mutually exclusive of the other assumption changes):

		Impact on 2021 Pension Expense Increase (Decrease)
	Change in Assumption	Pension Benefits	Post Retirement Benefits
		(in millions)
Increase in discount rate	50 basis points	$(19)	$(2)
Decrease in discount rate	50 basis points	$19	$2
Increase in return on plan assets	50 basis points	$(15)	$(1)
Decrease in return on plan assets	50 basis points	$15	$1
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
Business Combinations and Assets Acquisitions
We apply the acquisition method of accounting to account for business combinations. The consideration transferred for an acquisition is the fair value of the assets transferred, the liabilities incurred, including contingent consideration, and the equity interests issued by the acquirer. We measure identifiable assets acquired and liabilities and contingent liabilities assumed in a business combination initially at their fair values at the acquisition date. For material transactions where valuations require significant assumptions and judgements, we utilize independent third-party valuation specialists and review their work prior to recording the transaction.
In contrast to a business combination (disposal), we classify a transaction as an asset acquisition (disposal) when substantially all the fair value of the gross assets acquired (disposed) is concentrated in a single identifiable asset or group of similar identifiable assets or otherwise does not meet the definition of a business. Similar to business combinations, we may utilize third-party valuation specialists for material asset transactions that require significant judgement in the valuation process.

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
In assessing goodwill for impairment, we have the option to first perform a qualitative assessment to determine whether a quantitative assessment is necessary. If we determine, based on qualitative factors, that the fair value of the reporting unit is more likely than not greater than the carrying amount, no further testing is required. If we bypass the qualitative assessment, or perform the qualitative assessment but determine it is more likely than not that its fair value is less than its carrying amount, we perform a quantitative test to compare the fair value of the reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, we record an impairment loss as a reduction to goodwill and a charge to operating expenses, but the loss recognized would not exceed the total amount of goodwill allocated to the reporting unit. For 2021, we utilized a qualitative assessment for the Networks reporting units and a quantitative assessment for the Renewables reporting unit.
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
Our quantitative assessment utilizes a discounted cash flow model under the income approach and includes critical assumptions, primarily the discount rate and internal estimates of forecasted cash flows. We use a discount rate that is developed using market participant assumptions, which consider the risk and nature of the respective reporting unit’s cash flows and the rates of return market participants would require in order to invest their capital in our reporting units. We test the reasonableness of the conclusions of our quantitative impairment testing using a range of discount rates and a range of assumptions for long-term cash flows.
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
Our income tax expense and related balance sheet amounts involve management judgment and use of estimates. Amounts of deferred income tax assets and liabilities, current and noncurrent accruals, and determination of uncertain tax positions involve judgements and estimates of the timing and probability of recognition of income and deductions by taxing authorities. In making these judgements, we consider the status of any income tax examinations that are in progress, historical resolutions of tax issues, positions taken by the taxing authorities on similar issues with other taxpayers, among other criteria. Our actual income taxes could vary from estimated amounts because of the actual resolution of tax issues, forecasts of financial condition and changes in tax laws and regulations.
Our tax positions are evaluated under a more-likely-than-not recognition threshold before they are recognized for financial reporting purposes. The term more-likely-than-not means a likelihood of more than 50%. We use judgement to determine when a tax position reaches this threshold.
Our assessment regarding the realizability of deferred tax assets involves judgements and estimates including the impact of forecasted taxable income and tax planning strategies to utilize tax attributes before they expire.
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
Renewables merchant wind facilities are subject to price risk, which is hedged with fixed price power trades. Our combined cycle power plant is subject to heat rate risk, which is hedged with fixed price power and fixed price gas and basis positions. Those measures mitigate our commodity price exposure, but do not completely eliminate it. Some long-term hedges do not qualify for hedge accounting. This introduces some MtM volatility into yearly profit and loss accounts.
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
Renewables uses a 95% probability level over a one-day holding period, indicating that it can be 95% confident that losses over one day would not exceed that value. The average VaR for 2021 was $11.3 million compared to a 2020 average of $7.5 million.
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
Interest Rate Risk
Total debt outstanding was $8,294 million at December 31, 2021, of which $750 million had a floating interest rate via an interest rate derivative contract. A change of 25 basis points in this interest rate would result in an interest expense or income fluctuation of approximately $2 million annually. The estimated fair value of our long-term debt at December 31, 2021 was $9,155 million, in comparison to a book value of $8,294 million.
AVANGRID uses financial derivative instruments from time to time to alter its fixed and floating rate debt balances or to hedge fixed rates in anticipation of future fixed rate issuances. Further information regarding our interest rate derivative financial instruments is provided in Note 12 of our consolidated financial statements contained in this Annual Report on Form 10-K. There was one interest rate derivative contract outstanding at December 31, 2021.
Credit Risk
This risk is defined as the risk that a third party will not fulfill its contractual obligations and, therefore, generate losses for AVANGRID. Networks is exposed to nonpayment of customer bills. Standard debt recovery procedures are in place, in accordance with best practices and in compliance with applicable state regulations and embedded tariff mechanisms to manage uncollectible expense. Our credit department, based on guidelines approved by our board, establishes and manages its counterparty credit limits. We have developed a matrix of unsecured credit thresholds that are dependent on a counterparty’s or the counterparty guarantor’s applicable credit rating. Credit risk is mitigated by contracting with multiple counterparties and limiting exposure to individual counterparties or counterparty families to clearly defined limits based upon the risk of counterparty default. At the counterparty level, we employ specific eligibility criteria in determining appropriate limits for each prospective counterparty and supplement this with netting and collateral agreements, including margining, guarantees, letters of credit and cash deposits, where appropriate.
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
Based on our policies and risk exposures related to credit risk from its management in Renewables, we do not anticipate a material adverse effect on our financial statements as a result of counterparty nonperformance. As of December 31, 2021, approximately 99% of our energy management counterparty credit risk exposure is associated with companies that have investment grade credit ratings.
Treasury Management (including Liquidity Risk)
We optimize our liquidity through a series of arms-length intercompany lending arrangements with our subsidiaries and among the regulated utilities to provide for lending of surplus cash to subsidiaries with liquidity needs, subject to the limitation that the regulated utilities may not lend to unregulated affiliates. These arrangements minimize overall short-term funding costs and maximize returns on the temporary cash investments of the subsidiaries. We have the capacity to borrow from third parties through a $2 billion commercial paper program, the $3.575 million AVANGRID Credit Facility, which backstops the commercial paper program, and $500 million from an Iberdrola Group Credit Facility. For more information, see the section entitled “—Liquidity and Capital Resources—Liquidity Resources” of this Annual Report on Form 10-K.

Networks
Networks’ regulated utilities fund their operations independently, except to the extent that they borrow on a short-term basis from AVANGRID and from each other when circumstances warrant in order to minimize short-term funding costs and maximize returns on temporary cash investments. The regulated utilities are prohibited by regulatory order from lending to unregulated affiliates. Networks’ regulated utilities each independently accesses the investment grade debt capital markets for long-term funding and each are borrowers under the AVANGRID Credit Facility described in “—Liquidity and Capital Resources—Liquidity Resources” of this Annual Report on Form 10-K.
Networks’ regulated utilities are subjected by regulatory order to certain credit quality maintenance measures, including minimum equity ratios, that are linked to the level of equity assumed in the establishment of revenue requirements. The companies maintain their equity ratios at or above the minimum through dividend declarations or, when necessary, capital contributions from AVANGRID.
Renewables
Renewables historically has been financed through equity contributions, intercompany loans during construction, tax equity partnerships and, to a lesser extent, sale-leaseback arrangements. The outstanding balance of its financing lease was $45 million at December 31, 2021.
Renewables is a party to a cash pooling arrangement with Avangrid, Inc. All Renewables revenues are concentrated in and all Renewables disbursements are made from Avangrid, Inc. Net cash surpluses or deficits at Renewables are recorded as intercompany receivables or payables and these balances are periodically reduced to zero through dividends or capital contributions. In March 2021, Renewables recorded a net non-cash dividend of $1,287 million to Avangrid, Inc. to zero out account balances that had principally accumulated prior to January 2021.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Avangrid, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Avangrid, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedules I (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of the impairment of the carrying value of goodwill in the Renewables reporting unit
As discussed in Notes 3(g) and 7 to the consolidated financial statements, the goodwill balance as of December 31, 2021 was $3,119 million, of which $372 million related to the Renewables reporting unit. The Company performs goodwill impairment testing on an annual basis or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
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
Evaluation of tax equity financing arrangements
As discussed in Notes 3(e), 3(p) and 20 to the consolidated financial statements, the Company participates in certain tax equity financing arrangements (TEFs) that qualify as variable interest entities (VIEs). For TEFs where the economic allocations of income are not based on pro rata ownership percentages, a balance sheet-oriented hypothetical liquidation at book value (HLBV) method is used to reflect the substantive profit sharing arrangement. Under the HLBV method, the amounts reported as noncontrolling interests and net income (loss) attributable to noncontrolling interests in the consolidated balance sheets and consolidated statements of income represent the amounts the noncontrolling interest would hypothetically receive at each balance sheet date under the liquidation provisions of each partnership’s ownership agreement assuming the net assets of the projects were liquidated at recorded amounts and distributed to the equity holders. Noncontrolling interests and net loss attributable to noncontrolling interests as of and for the year ended December 31, 2021 were $885 and $64 million, respectively.
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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s review of the HLBV model, including controls related to review of the setup and accounting of the partnership liquidation model in relation to the operating and partnership agreement provisions, as well as the applicable tax regulations. We read the operating and partnership agreements and compared them against the Company’s partnership liquidation model for the corresponding tax equity financing arrangement. We involved tax professionals with specialized skills and knowledge, who assisted in:

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
February 23, 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Avangrid, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Avangrid, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule I (collectively, the consolidated financial statements), and our report dated February 23, 2022 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
New York, New York
February 23, 2022

Avangrid, Inc. and Subsidiaries
Consolidated Statements of Income

Years Ended December 31,	2021	2020	2019
(Millions, except for number of shares and per share data)
Operating Revenues	$6,974	$6,320	$6,336
Operating Expenses
Purchased power, natural gas and fuel used	1,719	1,379	1,509
Operations and maintenance	2,706	2,466	2,305
Depreciation and amortization	1,014	987	933
Taxes other than income taxes, net	640	619	591
Total Operating Expenses	6,079	5,451	5,338
Operating Income	895	869	998
Other Income and (Expense)
Other income (expense)	60	18	121
(Losses) earnings from equity method investments	7	(3)	3
Interest expense, net of capitalization	(298)	(316)	(310)
Income Before Income Tax	664	568	812
Income tax expense	21	29	169
Net Income	643	539	643
Net loss attributable to noncontrolling interests	64	42	24
Net Income Attributable to Avangrid, Inc.	$707	$581	$667

Earnings Per Common Share, Basic:	$1.97	$1.88	$2.16
Earnings Per Common Share, Diluted:	$1.97	$1.88	$2.16
Weighted-average Number of Common Shares Outstanding:
Basic	358,086,621	309,494,939	309,491,082
Diluted	358,578,608	309,559,387	309,514,910
The accompanying notes are an integral part of our consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

Years Ended December 31,	2021	2020	2019
(Millions)
Net Income	$643	$539	$643
Other Comprehensive Income
Gain on defined benefit plans, net of income taxes of $0, $0 and $0, respectively	2	—	1
Amortization of pension cost for nonqualified plans, net of income taxes of $(1), $3 and $(1), respectively	(8)	(13)	(1)
Unrealized loss from equity method investment, net of income taxes of $(3), $0 and $0, respectively	(9)	—	—
Unrealized loss during the year on derivatives qualifying as cash flow hedges, net of income taxes of $(44), $(7) and $(9), respectively	(159)	(22)	(22)
Reclassification to net income of losses (gains) on cash flow hedges, net of income taxes of $(3), $2 and $3, respectively	12	19	11
Other Comprehensive Loss	(162)	(16)	(11)
Comprehensive Income	481	523	632
Net loss attributable to noncontrolling interests	64	42	24
Comprehensive Income Attributable to Avangrid, Inc.	$545	$565	$656
The accompanying notes are an integral part of our consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Consolidated Balance Sheets

As of December 31,	2021	2020
(Millions)
Assets
Current Assets
Cash and cash equivalents	$1,474	$1,463
Accounts receivable and unbilled revenues, net	1,269	1,187
Accounts receivable from affiliates	11	12
Derivative assets	35	18
Fuel and gas in storage	139	93
Materials and supplies	204	169
Prepayments and other current assets	245	525
Regulatory assets	400	310
Total Current Assets	3,777	3,777
Total Property, Plant and Equipment ($1,959 and $1,637 related to VIEs, respectively)	28,866	26,751
Operating lease right-of-use assets	148	153
Equity method investments	560	668
Other investments	61	68
Regulatory assets	2,247	2,572
Other Assets
Goodwill	3,119	3,119
Intangible assets	293	305
Derivative assets	59	79
Other	374	331
Total Other Assets	3,845	3,834
Total Assets	$39,504	$37,823
The accompanying notes are an integral part of our consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Consolidated Balance Sheets

As of December 31,	2021	2020
(Millions, except share information)
Liabilities
Current Liabilities
Current portion of debt	$372	$313
Notes payable	159	307
Notes payable to affiliate	2	—
Interest accrued	69	70
Accounts payable and accrued liabilities	1,586	1,453
Accounts payable to affiliates	61	50
Dividends payable	170	136
Taxes accrued	43	73
Operating lease liabilities	12	8
Derivative liabilities	64	17
Other current liabilities	484	368
Regulatory liabilities	307	274
Total Current Liabilities	3,329	3,069
Regulatory liabilities	3,022	3,137
Other Non-current Liabilities
Deferred income taxes	2,016	1,919
Deferred income	1,130	1,204
Pension and other postretirement	684	1,007
Operating lease liabilities	149	154
Derivative liabilities	160	79
Asset retirement obligations	253	210
Environmental remediation costs	298	292
Other	580	448
Total Other Non-current Liabilities	5,270	5,313
Non-current debt	7,922	7,478
Non-current debt to affiliate	—	3,000
Total Non-current Liabilities	16,214	18,928
Total Liabilities	19,543	21,997
Commitments and Contingencies	—	—
Equity
Stockholders' Equity:
Common stock, $.01 par value, 500,000,000 shares authorized, 387,678,630 and 309,794,917 shares issued; 386,568,104 and 309,077,300 shares outstanding, respectively	3	3
Additional paid-in capital	17,679	13,665
Treasury stock	(47)	(14)
Retained earnings	1,714	1,666
Accumulated other comprehensive loss	(273)	(111)
Total Stockholders’ Equity	19,076	15,209
Noncontrolling interests	885	617
Total Equity	19,961	15,826
Total Liabilities and Equity	$39,504	$37,823

The accompanying notes are an integral part of our consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

Years Ended December 31,	2021	2020	2019
(Millions)
Cash Flow from Operating Activities
Net income	$643	$539	$643
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,014	987	933
Accretion expenses	12	11	12
Regulatory assets/liabilities amortization and carrying cost	(72)	(13)	64
Pension cost	52	82	91
Earnings from equity method investments	(7)	3	(3)
Distribution of earnings from equity method investments	17	19	12
Unrealized losses (gains) on marked to market derivative contracts	86	5	(76)
Gain from divestment and disposal of property	24	(10)	(135)
Deferred taxes	11	17	164
Other non-cash items	(82)	(83)	(51)
Changes in operating assets and liabilities:
Current assets	(275)	(173)	126
Noncurrent assets	(45)	(170)	(152)
Current liabilities	286	160	(2)
Noncurrent liabilities	(103)	(86)	(38)
Net Cash Provided by Operating Activities	1,561	1,288	1,588
Cash Flow from Investing Activities
Capital expenditures	(2,976)	(2,781)	(2,735)
Contributions in aid of construction	130	48	74
Proceeds from sale of equity method and other investment	—	238	108
Proceeds from sale of property, plant and equipment	24	7	18
Payments to affiliates	5	(3)	(2)
Cash distribution from equity method investments	155	3	5
Other investments and equity method investments, net	222	(370)	(176)
Net Cash Used in Investing Activities	(2,440)	(2,858)	(2,708)
Cash Flow from Financing Activities
Non-current debt issuances	833	1,367	2,137
Non-current debt issuance with affiliate	—	3,000	—
Repayments of non-current debt	(304)	(1,011)	(346)
Repayment of non-current debt with affiliate	(3,000)	—	—
Repayments of other short-term debt, net	(306)	(253)	(28)
Repayments of financing leases	(6)	(9)	(27)
Repurchase of common stock	(33)	(2)	—
Issuance of common stock	3,998	(1)	—
Distributions to noncontrolling interests	(10)	(5)	(63)
Contributions from noncontrolling interests	330	312	133
Dividends paid	(613)	(545)	(545)
Net Cash Provided by Financing Activities	889	2,853	1,261
Net Increase in Cash, Cash Equivalents and Restricted Cash	10	1,283	141
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	1,467	184	43
Cash, Cash Equivalents and Restricted Cash, End of Year	$1,477	$1,467	$184
Supplemental Cash Flow Information
Cash paid for interest, net of amounts capitalized	$279	$278	$270
Cash paid for income taxes	$2	$8	$2
The accompanying notes are an integral part of our consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity

	Avangrid, Inc. Stockholders
(Millions, except for number of shares)	Number of shares (*)	Common Stock	Additional paid-in capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interests	Total Equity
Balances, December 31, 2018	309,005,272	$3	$13,657	$(12)	$1,514	$(72)	$15,090	$299	$15,389
Adoption of accounting standards	—	—	—	—	11	(12)	(1)	—	(1)
Net income	—	—	—	—	667	—	667	(24)	643
Other comprehensive income, net of tax of $(7)	—	—	—	—	—	(11)	(11)	—	(11)
Comprehensive income									632
Dividends declared, $1.76/share	—	—	—	—	(545)	—	(545)	—	(545)
Stock-based compensation	—	—	3	—	—	—	3	—	3
Distributions to noncontrolling interests	—	—	—	—	(4)	—	(4)	(59)	(63)
Contributions from noncontrolling interests	—	—	—	—	(9)	—	(9)	133	124
Balances, December 31, 2019	309,005,272	3	13,660	(12)	1,634	(95)	15,190	349	15,539
Adoption of accounting standards	—	—	—	—	(1)	—	(1)	—	(1)
Net income	—	—	—	—	581	—	581	(42)	539
Other comprehensive income, net of tax of $(2)	—	—	—	—	—	(16)	(16)	—	(16)
Comprehensive income									523
Dividends declared, $1.76/share	—	—	—	—	(545)	—	(545)	—	(545)
Release of common stock held in trust	72,028	—	—	—	—	—	—	—	—
Issuance of common stock	42,777	—	(1)	—	—	—	(1)	—	(1)
Repurchase of common stock	(42,777)	—	—	(2)	—	—	(2)	—	(2)
Stock-based compensation	—	—	6	—	—	—	6	—	6
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(5)	(5)
Contributions from noncontrolling interests	—	—	—	—	(3)	—	(3)	315	312
Balances, December 31, 2020	309,077,300	3	13,665	(14)	1,666	(111)	15,209	617	15,826
Net income	—	—	—	—	707	—	707	(64)	643
Other comprehensive income, net of tax of $(51)	—	—	—	—	—	(162)	(162)	—	(162)
Comprehensive income									481
Dividends declared, $1.76/share	—	—	—	—	(647)	—	(647)	—	(647)
Release of common stock held in trust	301,239	—	—	—	—	—	—	—	—
Issuance of common stock	77,883,713	—	3,998	—	—	—	3,998	—	3,998
Repurchase of common stock	(694,148)	—	—	(33)	—	—	(33)	—	(33)
Stock-based compensation	—	—	16	—	—	—	16	—	16
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(10)	(10)
Contributions from noncontrolling interests	—	—	—	—	(12)	—	(12)	342	330
Balances, December 31, 2021	386,568,104	$3	$17,679	$(47)	$1,714	$(273)	$19,076	$885	$19,961
(*) Par value of share amounts is $.01
The accompanying notes are an integral part of our consolidated financial statements.

AVANGRID, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1. Background and Nature of Operations
Avangrid, Inc. (AVANGRID, we or the Company) is an energy services holding company engaged in the regulated energy transmission and distribution business through its principal subsidiary Avangrid Networks, Inc. (Networks), and in the renewable energy generation business through its principal subsidiary, Avangrid Renewables Holding, Inc. (ARHI). ARHI in turn holds subsidiaries including Avangrid Renewables, LLC (Renewables). Iberdrola, S.A. (Iberdrola), a corporation organized under the laws of the Kingdom of Spain, owns 81.6% of the outstanding common stock of AVANGRID. The remaining outstanding shares are owned by various shareholders with approximately 14.8% of AVANGRID's outstanding shares publicly-traded on the New York Stock Exchange (NYSE).
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
Consummation of the Merger (Closing) is subject to the satisfaction or waiver of certain customary closing conditions, including, without limitation, the approval of the Merger Agreement by the holders of at least a majority of the outstanding shares of PNMR common stock entitled to vote thereon, the absence of any material adverse effect on PNMR, the receipt of certain required regulatory approvals (including approvals from the Public Utility Commission of Texas (PUCT), the New Mexico Public Regulation Commission (NMPRC), the Federal Energy Regulatory Commission (FERC), the Federal Communications Commission (FCC), the Committee on Foreign Investment in the United States (CFIUS), the Nuclear Regulatory Commission (NRC) and approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976), the Four Corners Divestiture Agreements (as defined below) being in full force and effect and all applicable regulatory filings associated therewith being made, as well as holders of no more than 15% of the outstanding shares of PNMR common stock validly exercising their dissenters’ rights. On February 12, 2021, the shareholders of PNMR approved the proposed Merger. As of November 1, the Merger had obtained all regulatory approvals other than from the NMPRC. On November 1, 2021, after public hearing and briefing on the matter, the hearing examiner in the Merger proceeding at the NMPRC issued an unfavorable recommendation related to the amended stipulated agreement entered into by PNMR, AVANGRID and several interveners in the NMPRC proceeding with respect to consideration of the joint Merger application in June 2021. On December 8, 2021, the NMPRC issued an order rejecting the amended stipulated agreement. On January 3, 2022, AVANGRID and PNMR filed a notice of appeal of the December 8, 2021 decision of the NMPRC with the New Mexico Supreme Court. During the pendency of this appeal certain required regulatory approvals and consents may expire and AVANGRID and PNMR will reapply and/or apply for extensions of such approvals, as the case may be. In addition, on January 3, 2022, Avangrid, PNMR and Merger Sub entered into an Amendment to the Merger Agreement (the Amendment), pursuant to which Avangrid, PNMR and Merger Sub each agreed to extend the “End Date” for consummation of the Merger until April 20, 2023. The parties acknowledge in the Amendment that the required regulatory approval from the NMPRC has not been obtained and that the parties have reasonably determined that such outstanding approval will not be obtained by April 20, 2022. In light of this outstanding approval, the parties determined to approve the Amendment. As amended, the Merger agreement may be terminated by each of Avangrid and PNMR under certain circumstances, including if the Merger is not consummated by April 20, 2023 (subject to a three-month extension by Avangrid and PNMR by mutual consent if all of the conditions to the closing, other than the conditions related to obtaining regulatory approvals, have been satisfied or waived). It is anticipated that, prior to the amended "End Date" occurring that amendments to, or refilings of, certain previously obtained regulatory approvals will be necessary. We cannot predict the outcome of this proceeding for the outstanding approvals.
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

The Merger Agreement provides for certain customary termination rights including the right of either party to terminate the Merger Agreement if the Merger is not completed on or before April 20, 2023, as amended (subject to a three-month extension by either party if all of the conditions to the closing, other than the conditions related to obtaining regulatory approvals, have been satisfied or waived). The Merger Agreement further provides that, upon termination of the Merger Agreement under certain specified circumstances (including if AVANGRID terminates the Merger Agreement due to a change in recommendation of the board of directors of PNMR or if PNMR terminates the Merger Agreement to accept a superior proposal (as defined in the Merger Agreement)), PNMR will be required to pay AVANGRID a termination fee of $130 million. In addition, the Merger Agreement provides that (i) if the Merger Agreement is terminated by either party due to a failure of a regulatory closing condition and such failure is the result of AVANGRID’s breach of its regulatory covenants, or (ii) AVANGRID fails to effect the Closing when all closing conditions have been satisfied and it is otherwise obligated to do so under the Merger Agreement, then, in either such case, upon termination of the Merger Agreement, AVANGRID will be required to pay PNMR a termination fee of $184 million as the sole and exclusive remedy. Upon the termination of the Merger Agreement under certain specified circumstances involving a breach of the Merger Agreement, either PNMR or AVANGRID will be required to reimburse the other party’s reasonable and documented out-of-pocket fees and expenses up to $10 million (which amount will be credited toward, and offset against, the payment of any applicable termination fee).
In connection with the Merger, Iberdrola has provided AVANGRID a commitment letter (Iberdrola Funding Commitment Letter), pursuant to which Iberdrola has unilaterally agreed to provide to AVANGRID, or arrange the provision to AVANGRID of, funds to the extent necessary for AVANGRID to consummate the Merger, including the payment of the aggregate Merger Consideration.
On April 15, 2021, AVANGRID entered into a side letter agreement with Iberdrola, which sets forth certain terms and conditions relating to the Iberdrola Funding Commitment Letter (the Side Letter Agreement). The Side Letter Agreement provides that any drawing in the form of indebtedness made by the Corporation pursuant to the Funding Commitment Letter shall bear interest at an interest rate equal to 3-month LIBOR plus 0.75% per annum calculated on the basis of a 360-day year for the actual number of days elapsed and, commencing on the date of the Funding Commitment Letter, we shall pay Iberdrola a facility fee equal to 0.12% per annum on the undrawn portion of the funding commitment set forth in the Funding Commitment Letter.
On May 18, 2021, we issued 77,821,012 shares of common stock in two private placements. Iberdrola purchased 63,424,125 shares and Hyde Member LLC, a Delaware limited liability company and a wholly owned subsidiary of Qatar Investment Authority, purchased 14,396,887 shares of our common stock, par value $0.01 per share, at the purchase price of $51.40 per share, which was the closing price of the shares of our common stock on the NYSE as of May 11, 2021. Proceeds of the private placements were $4,000 million. $3,000 million of the proceeds were used to repay the Iberdrola Loan. After the effect of the private placements, Iberdrola retained its 81.6% ownership interest in AVANGRID.
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
We depreciate the cost of plant and equipment in use on a straight-line basis, less any estimated residual value. The main asset categories are depreciated over the following estimated useful lives:

Major class	Asset Category	Estimated Useful Life (years)
Plant	Combined cycle plants	35-75
	Hydroelectric power stations	45-90
	Wind power stations	25-40
	Solar power stations	25
	Transmission and transport facilities	41-80
	Distribution facilities	4-80
Equipment	Conventional meters and measuring devices	7-85
	Computer software	3-37
Other	Buildings	30-82
	Operations offices	3-75
Networks determines depreciation expense using the straight-line method, based on the average service lives of groups of depreciable property, which include estimated cost of removal, in service at each operating company. Consistent with FERC accounting requirements, Networks charges the original cost of utility plant retired or otherwise disposed to accumulated depreciation. Networks' composite rate of depreciation were 2.8% and 2.9% of average depreciable property for 2021 and 2020, respectively.
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
Certain derivatives hedge specific cash flows that qualify and are designated for hedge accounting are classified as cash flow hedges. We report the gain or loss on the derivative instrument as a component of Other Comprehensive Income (OCI) and later reclassify amounts into earnings when the underlying transaction occurs, which we present in the same income statement line item as the earnings effect of the hedged item. Certain interest rate derivatives hedge a liability (i.e. debt) that qualify and are designated for hedge accounting are classified as fair value hedges. Changes in the fair value of interest rate derivatives designated as a fair value hedge and the offsetting changes in the fair value of the underlying hedged exposure (i.e. debt) are recorded in Interest expense. For all designated and qualifying hedges, we maintain formal documentation of the hedge and effectiveness testing in accordance with the accounting standards for derivatives and hedging. If we determine that the derivative is no longer highly effective as a hedge, we will discontinue hedge accounting prospectively. For cash flow hedges of forecasted transactions, we estimate the future cash flows of the forecasted transactions and evaluate the probability of the occurrence and timing of such transactions. If we determine it is probable that the forecasted transaction will not occur, we immediately recognize in earnings hedge gains and losses previously recorded in OCI.
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
Trade receivables include amounts due under Deferred Payment Arrangements (DPA). A DPA allows the account balance to be paid in installments over an extended period without interest, which generally exceeds one year, by negotiating mutually acceptable payment terms. The utility companies generally must continue to serve a customer who cannot pay an account balance in full if the customer (i) pays a reasonable portion of the balance; (ii) agrees to pay the balance in installments; and (iii) agrees to pay future bills within 30 days until the DPA is paid in full. Failure to make payments on a DPA results in the full amount of a receivable under a DPA being due. These accounts are part of the regular operating cycle and we classify them as short term. Due to COVID-19, the UIL companies’ regulators require them to offer to customers, through early February 2022, a 24-month repayment plan.
We establish our allowance for credit losses, including for unbilled revenue (also referred to as contract assets), by using both historical average loss percentages to project future losses, and by establishing a specific allowance for known credit issues or for specific items not considered in the historical average calculation. We consider whether we need to adjust historical loss rates to reflect the effects of current conditions and forecasted changes considering various economic indicators (e.g., Gross Domestic Product, Personal Income, Consumer Price Index, Unemployment Rate) over the contractual life of the trade receivables. We write off amounts when we have exhausted reasonable collection efforts.
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

Adoption of New Accounting Pronouncements
(a) Simplifying the accounting for income taxes
In December 2019, the FASB issued an accounting standards update that is intended to reduce complexity in accounting for income taxes. The amendments remove specific exceptions to the general principles in ASC 740, Income Taxes, eliminating the need for an entity to analyze whether the following apply in a given period: (1) exception to the incremental approach for intra-period tax allocation; (2) exceptions to accounting for basis differences in equity method investments when there are ownership changes in foreign investments; and (3) exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. The amendments also improve financial statement preparers’ application of income-tax related guidance and simplify U. S. GAAP for: (1) franchise taxes that are partially based on income; (2) transactions with a government that result in a step up in the tax basis of goodwill; (3) separate financial statements of legal entities that are not subject to tax; and (4) enacted changes in tax laws in interim periods. We adopted the amendments effective January 1, 2021, with no material effect to our consolidated results of operations, financial position, cash flows and disclosures. We are applying the amendments on a retrospective and/or modified retrospective basis, or a prospective basis, depending on the amendment requirement.
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
(c) Accounting for revenue contracts with customers acquired in a business combination
In October 2021, the FASB issued amendments related to the accounting for revenue contracts acquired in a business combination. The amendments require an entity (acquirer) to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers. At the acquisition date, an acquirer should account for the related revenue contract in accordance with ASC 606 as if it had originated the contracts. Generally, this should result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements. The amendments also provide certain practical expedients for acquirers when recognizing and measuring acquired contract assets and contract liabilities from revenue contracts in a business combination. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The amendments should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption is permitted. We have elected to early apply the amendments effective October 1, 2021. Our adoption did not materially affect our consolidated results of operations, financial position and cash flows.
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
In January 2021, the FASB issued amendments to clarify the scope of ASC 848 and respond to questions from stakeholders about whether ASC 848 can be applied to derivative instruments that do not reference a rate that is expected to be discontinued but that use an interest rate for margining, discounting, or contract price alignment that is modified because of reference rate reform. The modification, commonly referred to as the “discounting transition,” may have accounting implications, raising concerns about the need to reassess previous accounting determinations related to those derivatives and about the possible hedge accounting consequences of the discounting transition. The amendments clarify that certain optional expedients and exceptions in ASC 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition, capture the incremental consequences of the scope clarification and tailor the existing guidance to derivative instruments affected by the discounting transition. The amendments were effective immediately, and may be elected retrospectively to eligible modifications as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications made on or after any date within the interim period that includes January 7, 2021.
Our prospective adoption of ASC 848 on January 1, 2022 will not materially affect our consolidated results of operations, financial position and cash flows.
(b) Disclosures by business entities about government assistance
In November 2021, the FASB issued amendments that apply to business entities (all entities except specified not-for-profit entities and employee benefit plans) that account for a transaction with a government by applying a grant or contribution accounting model by analogy to other accounting guidance (such as a grant model within International Accounting Standards 20 Accounting for Government Grants and Disclosure of Government Assistance, or ASC Subtopic 958-605, Not-For-Profit Entities—Revenue Recognition). Government assistance can include tax credits (excluding transactions within the scope of Topic 740, Income Taxes), cash grants, grants of other assets, and project grants. Often, government assistance is provided to an entity for a particular purpose, and the entity promises to take specific actions. Transactions with a government, as used in ASC 832, Government Assistance, include assistance administered by domestic, foreign, local (city, town, county, municipal), regional (state, provincial, territorial), and national (federal) governments and entities related to those governments. The amendments require annual disclosures in notes to financial statements about transactions with a government as follows: (1) information about the nature of the transactions and the related accounting policy used to account for the transactions, (2) the line items on the balance sheet and income statement affected by the transactions, and the amounts applicable to each financial statement line item, and (3) significant terms and conditions of the transactions, including commitments and contingencies. For entities within scope the amendments are effective for annual periods beginning after December 15, 2021, with early application permitted. The amendments are to be applied either (1) prospectively to transactions within the scope of the amendments that are reflected in financial statements at the date of initial application and new transactions that are entered into after the date of initial application or (2) retrospectively to those transactions. Our adoption of the amendments on January 1, 2022 will not materially affect our disclosures.
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
Union collective bargaining agreements
We have approximately 47.7% of our employees covered by a collective bargaining agreement. Agreements expiring in the coming year apply to approximately 18.8% of our employees.

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
Other
Other, which does not represent a segment, includes miscellaneous Corporate revenues including intersegment eliminations.
Contract Costs, Contract Liabilities and Practical Expedient
We recognize an asset for incremental costs of obtaining a contract with a customer when we expect the benefit of those costs to be longer than one year. We have contract assets for costs from development success fees, which we paid during the solar asset development period in 2018, and will amortize ratably into expense over the 15-year life of the power purchase agreement (PPA), expected to commence in December 2022 upon commercial operation. Contract assets totaled $9 million as of both December 31, 2021 and 2020, and are presented in "Other non-current assets" on our consolidated balance sheets.
We have contract liabilities for revenue from transmission congestion contract (TCC) auctions, for which we receive payment at the beginning of an auction period and amortize ratably each month into revenue over the applicable auction period. The auction periods range from six months to two years. TCC contract liabilities totaled $16 million and $9 million at December 31, 2021 and 2020, respectively, and are presented in "Other current liabilities" on our consolidated balance sheets. We recognized $22 million for the year ended December 31, 2021, and $21 million for both of the years ended December 31, 2020 and 2019 as revenue related to contract liabilities.
We apply a practical expedient to expense as incurred costs to obtain a contract when the amortization period is one year or less. We record costs incurred to obtain a contract within operating expenses, including amortization of capitalized costs.

Revenues disaggregated by major source for our reportable segments for the years ended December 31, 2021, 2020 and 2019 are as follows:

	Year Ended December 31, 2021
	Networks	Renewables	Other (b)	Total
(Millions)
Regulated operations – electricity	$4,015	$—	$—	$4,015
Regulated operations – natural gas	1,516	—	—	1,516
Nonregulated operations – wind	—	1,028	—	1028
Nonregulated operations – solar	—	20	—	20
Nonregulated operations – thermal	—	63	—	63
Other (a)	67	84	—	151
Revenue from contracts with customers	5,598	1,195	—	6,793
Leasing revenue	7	—	—	7
Derivative revenue	—	3	—	3
Alternative revenue programs	115	—	—	115
Other revenue	34	22	—	56
Total operating revenues	$5,754	$1,220	$—	$6,974

	Year Ended December 31, 2020
	Networks	Renewables	Other (b)	Total
(Millions)
Regulated operations – electricity	$3,642	$—	$—	$3,642
Regulated operations – natural gas	1,311	—	—	1,311
Nonregulated operations – wind	—	822	—	822
Nonregulated operations – solar	—	19	—	19
Nonregulated operations – thermal	—	39	—	39
Other (a)	58	101	—	159
Revenue from contracts with customers	5,011	981	—	5,992
Leasing revenue	6	—	—	6
Derivative revenue	—	136	—	136
Alternative revenue programs	157	—	—	157
Other revenue	14	15	—	29
Total operating revenues	$5,188	$1,132	$—	$6,320

	Year Ended December 31, 2019
	Networks	Renewables	Other (b)	Total
(Millions)
Regulated operations – electricity	$3,485	$—	$—	$3,485
Regulated operations – natural gas	1,479	—	—	1,479
Nonregulated operations – wind	—	803	—	803
Nonregulated operations – solar	—	26	—	26
Nonregulated operations – thermal	—	29	—	29
Other (a)	91	62	(12)	141
Revenue from contracts with customers	5,055	920	(12)	5,963
Leasing revenue	6	—	—	6
Derivative revenue	—	244	—	244
Alternative revenue programs	75	—	—	75
Other revenue	28	20	—	48
Total operating revenues	$5,164	$1,184	$(12)	$6,336

(a)Primarily includes certain intra-month trading activities, billing, collection and administrative charges, sundry billings and other miscellaneous revenue.
(b)Does not represent a segment. Includes Corporate and intersegment eliminations.
As of December 31, 2021 and 2020, accounts receivable balances related to contracts with customers were approximately $1,220 million and $1,151 million, respectively, including unbilled revenues of $405 million and $341 million, which are included in “Accounts receivable and unbilled revenues, net” on our consolidated balance sheets.
As of December 31, 2021, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) were as follows:

As of December 31, 2021	2022	2023	2024	2025	2026	Thereafter	Total
(Millions)
Revenue expected to be recognized on multiyear retail energy sales contracts in place	$6	$1	$1	$—	$—	$—	$8
Revenue expected to be recognized on multiyear capacity and carbon-free energy sale contracts	39	24	9	2	3	2	79
Revenue expected to be recognized on multiyear renewable energy credit sale contracts	26	18	14	12	10	65	145
Total operating revenues	$71	$43	$24	$14	$13	$67	$232
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
CMP Distribution Rate Case
In an order issued on February 19, 2020, the MPUC authorized an increase in CMP's distribution revenue requirement of $17 million, or approximately 7.00%, based on an allowed ROE of 9.25% and a 50.00% equity ratio. The rate increase was effective March 1, 2020. The MPUC also imposed a 1.00% ROE reduction (to 8.25%) for management efficiency associated with CMP’s customer service performance following the implementation of its new billing system in 2017. The management efficiency adjustment was ordered to remain in effect until CMP demonstrated satisfactory customer service performance on four specified service quality measures for a rolling average period of 18 months, which commenced on March 1, 2020. CMP has met the required rolling average benchmarks for all four of these quality measures and on September 20, 2021, filed with the MPUC a request for removal of the management efficiency adjustment. In addition to requesting the lifting of the management efficiency adjustment, CMP requested an accounting order to allow it to defer for future recovery the revenues it would effectively lose by not having the adjustment starting from September 1, 2021. The MPUC approved CMP's request for removal of the management efficiency adjustment effective as of its February 18, 2022 order.
The order provided additional funding for staffing increases, vegetation management programs and storm restoration costs, while retaining the basic tiered structure for storm cost recovery implemented in the 2014 stipulation. The MPUC order also retained the RDM implemented in 2014. The order denied CMP’s request to increase rates for higher costs associated with services provided by its affiliates and ordered the initiation of a management audit to evaluate whether CMP's current management structure, and the management and other services from its affiliates, are appropriate and in the interest of Maine customers. The management audit was commenced in July 2020 by the MPUC's consultants and culminated with a report issued by the MPUC’s consultants in July 2021. On February 18, 2022, the MPUC opened a narrowly tailored follow-on investigation examining how CMP and its customers are affected by decisions made at the CMP corporate parent level about earnings, capital budgeting, and planning. In this context, the investigation will also examine regulatory approaches and structures including ratemaking and performance mechanisms. We cannot predict the outcome of this investigation.
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
The allowed rate of return on common equity for NYSEG Electric, NYSEG Gas, RG&E Electric and RG&E Gas was 9.00%. The equity ratio for each company was 48%; however, the equity ratio was set at the actual up to 50% for earnings sharing calculation purposes. The customer share of any earnings above allowed levels increased as the ROE increased, with customers receiving 50%, 75% and 90% of earnings in rate year three (May 1, 2018 – April 30, 2019) above 9.75%, 10.25% and 10.75% ROE, respectively. The rate plans also included the implementation of a rate adjustment mechanism (RAM) designed to return or collect certain defined reconciled revenues and costs, new depreciation rates and continuation of the existing RDM for each business. The 2016 Joint Proposal reflected the recovery of deferred NYSEG Electric storm costs of approximately $262 million, of which $123 million is being amortized over ten years and the remaining $139 million is being amortized over five years. The proposal also continues reserve accounting for qualifying Major Storms ($26 million annually for NYSEG Electric and $3 million annually for RG&E Electric). Incremental maintenance costs incurred to restore service in qualifying divisions will be chargeable to the Major Storm Reserve provided they meet certain thresholds.
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
2020 Joint Proposal
On June 22, 2020, NYSEG and RG&E filed a joint proposal with the NYPSC for a new three-year rate plan (2020 Joint Proposal). On November 19, 2020, the NYPSC approved the 2020 Joint Proposal, with modifications to the rate increases at the two electric businesses. The modifications were made to limit the overall bill impacts, to a level at or below 2.00% per year, in consideration of the current impacts of COVID-19 on the economic climate. The effective date of new tariffs was December 1, 2020 with a make-whole provision back to April 17, 2020. The new rates help to facilitate the companies’ transition to a cleaner energy future while allowing for important initiatives such as COVID-19 relief for customers and additional funding for vegetation management, hardening/resiliency and emergency preparedness. The rate plans continue the RAM designed to return or collect certain defined reconciled revenues and costs, have new depreciation rates and continue existing RDMs for each business. The 2020 Joint Proposal bases delivery revenues on an 8.80% ROE and 48.00% equity ratio; however, for the proposed ESM, the equity ratio is the lower of the actual equity ratio or 50.00%. The below table provides a summary of the approved delivery rate increases and delivery rate percentages, including rate levelization and excluding energy efficiency, which is a pass-through, for all four businesses. Rate years two and three commence on May 1, 2021 and 2022, respectively.

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
UI has wholesale power supply agreements in place for its entire standard service load for the first half of 2022, 60% of its standard service load for the second half of 2022. Supplier of last resort service is procured on a quarterly basis and UI has a wholesale power supply agreement in place for the first quarter of 2022. However, from time to time, there are no bidders in the procurement process for supplier of last resort service and UI manages the load directly.
In 2016, PURA approved new distribution rate schedules for UI for three years, which became effective January 1, 2017 and, among other things, provide for annual tariff increases and an ROE of 9.10% based on a 50.00% equity ratio, continued UI’s existing ESM pursuant to which UI and its customers share on a 50/50 basis all distribution earnings above the allowed ROE in a calendar year, continued the existing decoupling mechanism and approved the continuation of the requested storm reserve. Any dollars due to customers from the ESM continue to be first applied against any storm regulatory asset balance (if one exists at that time) or refunded to customers through a bill credit if such storm regulatory asset balance does not exist.

In 2017, PURA approved new tariffs for the Southern Connecticut Gas Company (SCG) effective January 1, 2018 for a three-year rate plan with annual rate increases. The new tariffs also include an RDM and Distribution Integrity Management Program (DIMP) mechanism, ESM, the amortization of certain regulatory liabilities (most notably accumulated hardship deferral balances and certain accumulated deferred income taxes) and tariff increases based on an ROE of 9.25% and approximately 52.00% equity level. Any dollars due to customers from the ESM will be first applied against any environmental regulatory asset balance as defined in the settlement agreement (if one exists at that time) or refunded to customers through a bill credit if such environmental regulatory asset balance does not exist.
In December 2018, PURA approved new tariffs for Connecticut Natural Gas Corporation (CNG) effective January 1, 2019 for a three-year rate plan with annual rate increases. The new tariffs continued the RDM and DIMP mechanism. ESM and tariff increases are based on an ROE of 9.30% and an equity ratio of 54.00% in 2019, 54.50% in 2020 and 55.00% in 2021.
On January 18, 2019, the DPU approved new distribution rates for BGC. The distribution rate increase is based on an ROE 9.70% and 54.00% equity ratio. The new tariffs provide for the implementation of an RDM and pension expense tracker and also provide that BGC will not file to change base distribution rates to become effective before November 1, 2021. BGC expects to file an application to amend its distribution rates in the first half of 2022. We cannot predict the outcome of this proceeding.
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
In March 2017, the NYPSC issued three separate REV-related orders. These orders created a series of filing requirements for NYSEG and RG&E beginning in March 2017 and extending through the end of 2018. The three orders involve: 1) modifications to the electric utilities’ proposed interconnection EAM framework; 2) further DSIP requirements, including filing of an updated DSIP plan by mid-2018 and implementing two energy storage projects at each company by the end of 2018; and 3) Net Energy Metering Transition including implementation of Phase One of the Value of DER. In September 2017, the NYPSC issued another order related to the Value of DER, requiring tariff filings, changes to Standard Interconnection

Requirements and planning for the implementation of automated consolidated billing. As of the end of 2018, both NYSEG and RG&E had deployed two energy storage projects each, consistent with the March 2017 NYPSC order requirements. In December 2018, the NYPSC staff submitted whitepapers on standby and buyback service rate design, future value stack compensation and capacity value compensation. The NYPSC ruled on the proposals set forth in the whitepapers on May 16, 2019. NYSEG and RG&E filed proposed standby and buyback rates with the NYPSC in September 2019. On November 25, 2020, DPS Staff, jointly with NYSERDA, issued a whitepaper on further recommendations regarding standby and buyback rates that were based on the electric utilities’ September 23, 2019 filings. Comments on the recommendations in the whitepaper are due February 22, 2021, and reply comments are due March 8, 2021. A final Commission Order is expected in 2022.
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
On May 14, 2020, the Commission issued an Order extending and expanding distributed solar incentives. In addition to authorizing the extension of and additional funding for the NY-Sun program, the Commission modified certain program rules related to the NY-Sun program and the VDER policy. As part of the ordered modifications, the Commission directed the electric utilities with VDER tariffs to add tariff language for a Remote Crediting program that will allow Value-Stack-eligible generation resources to distribute the credits they receive for generation injected into the utility system to the utility bills of multiple, separately sited, non-residential customers. The Commission ordered the utilities to submit tariff leaves that implement the modifications associated with the Remote Crediting program to become effective November 1, 2020. Given the complexity of the program changes, the utilities have petitioned the Commission for an extension. Tariffs were filed on August 16, 2021, becoming effective on September 1, 2021.
On July 16, 2020, the Commission issued an Order establishing a net metering successor tariff. The Order continues Phase One NEM for all eligible mass market and commercial projects under 750 kW interconnected after January 1, 2022 and implements a modest customer benefit contribution (CBC) for onsite DERs to address cost recovery of certain public benefit programs. Customers that install DERs interconnected after January 1, 2022 shall be charged a monthly per kW fee based on the nameplate rating of the DER. Draft tariff leaves implementing the Commission’s Order and proposed CBC calculations were filed on November 1, 2020. A final Commission Order was issued on August 13, 2021, implementing the CBC effective January 1, 2022 for new mass market net metering customers.
On April 24, 2018, the NYPSC instituted a proceeding to consider the role of utilities in providing infrastructure and rate design to encourage the expansion electric vehicles and electric vehicle supply equipment. The Commission issued an Order on February 2, 2019 to establish a Direct Current Fast Charger incentive program, with subsequent clarifications provided in Orders issued on July 12, 2019 and March 3, 2020. On July 16, 2020, the NYPSC issued an Order approving a $700 million statewide program (NYSEG and RG&E combined share is approximately $118 million). The make-ready program will be funded by investor-owned utilities in New York State and creates a cost-sharing program that incentivizes utilities and charging station developers to site electric vehicle charging infrastructure in places that will provide a maximal benefit to consumers.
CMP Customer Billing System Investigation
On March 1, 2018, the MPUC issued a Notice of Investigation initiating a summary investigation into CMP’s metering, billing and customer communications practices. Due to the highly technical nature of CMP’s customer billing system the MPUC ordered a forensic audit of CMP’s customer billing system to identify any errors that have, or continue to result in billing inaccuracies, and to review CMP’s customer communication practices. On December 20, 2018, the MPUC released the findings of the forensic audit of CMP’s customer billing system and customer communication practices. On January 9, 2020, the hearing examiners issued their report whereby they recommended that the Commission find that the evidence in the record shows that there is no systemic problem within CMP’s metering and billing systems that has caused erroneous high usage on customers’ bills. Instead, the evidence-including the detailed forensic audit conducted by an independent third-party auditor-demonstrates that CMP’s metering and billing systems have been, and continue to be, recording and transmitting customer usage data accurately, and, with the exception of discrete billing calculation and presentation issues, customers’ billed amounts have been accurate. On January 30, 2020, the MPUC Commissioners deliberated and based on the verbal discussion, the Commissioners indicated that CMP’s Metering and Billing system is accurately reporting data; there is no systemic root cause for high usage complaints and errors related to CMP’s metering and billing system are localized and random, not systemic. The Commissioners were critical of CMP finding that CMP failed to implement proper testing of the SmartCare system prior to go-live; CMP’s implementation of SmartCare was imprudent; CMP’s SmartCare implementation experienced an unacceptable number of billing errors, delayed or estimated bills, bill presentment issues and unreasonable time required to address these issues; and the implementation issues were compounded by inadequate staffing, resulting in the inability of customers to contact a CMP representative. In its February 19, 2020 order in the CMP’s distribution rate case proceeding discussed above the MPUC imposed a reduction of 100 basis points in ROE, as a management efficiency adjustment, to address concerns with CMP’s customer service performance following the implementation of its new billing system in 2017 and on February 24, 2020 issued an order in the metering and billing investigation. Each order reflected the MPUC’s conclusion that CMP’s Metering and Billing system is accurately reporting data, there is no systemic root cause for high usage complaints and errors related to CMP’s metering and billing system are localized and random, not systemic. The management efficiency adjustment was ordered to remain in effect until CMP demonstrated satisfactory customer service performance on four specified service quality measures for a rolling average period of 18 months, which commenced on March 1, 2020. CMP has met the required rolling average benchmarks for all four of these quality measures and on September 20, 2021, filed with the MPUC a request for removal of the management efficiency adjustment. In addition to requesting the lifting of the management efficiency adjustment, CMP requested an accounting order to allow it to defer for future recovery the revenues it would effectively lose by not having the adjustment starting from September 1, 2021. The MPUC approved CMP's request for removal of the management efficiency adjustment as of its February 18, 2022 order.
Tax Cuts and Jobs Act
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the Tax Act) was signed into law. The Tax Act significantly changed the federal taxation of business entities including, among other things, implementing a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017. Reductions in accumulated deferred income tax balances due to the reduction in the corporate income tax rates result in amounts previously and currently collected from utility customers for these deferred taxes to be refundable to such customers, generally through reductions in future rates. The NYPSC, MPUC, PURA, DPU and the FERC held separate proceedings in New York, Maine, Connecticut, Massachusetts and the FERC, respectively, to review and address the implications of the Tax Act on the utilities.
In New York, the NYPSC issued an order requiring sur-credits to return benefits reflecting the lower effective tax rate of 21% to customers effective October 1, 2018. For NYSEG Gas, RG&E Electric and RG&E Gas the NYPSC also required the sur-credit to include the return to customers of the January - September 2018 Tax Act savings over three years. The remaining deferred amounts associated with the recognition of the effects of the Tax Act are being used as rate moderators in the approved 2020 Joint Proposal. In Connecticut, with regard to UI, the PURA approved a multi-docket settlement proposal on June 28, 2021, which required UI to flow accumulated Tax Act savings back to customers over a 22-month period, commencing on July 1, 2021 through April 30, 2023. With regard to SCG, we expect Tax Act savings to be deferred until they are reflected in tariffs in a future rate case, unless PURA determines otherwise. CNG and BGC include Tax Act savings in their current rate plans. In Maine, CMP adjusted rates beginning July 1, 2018 to pass back to customers the Tax Act savings after offsetting for recovery of deferred 2017 storm costs. In its February 19, 2020 order in the CMP’s distribution rate case proceeding discussed above, the MPUC approved CMP’s distribution related accumulated deferred income tax balances associated with the Tax Act as well as the authorized amortization periods for the return of regulatory liabilities and the recovery regulatory assets. At the FERC, CMP transmission and UI transmission adjusted their tariffs in June 2018 to reflect the income statement value of Tax Act savings. On December 22, 2021, the FERC issued an order finding that the New England Transmission Owners (NETOs) Regional Network Service proposed revisions partially comply with the requirements of Order 864 and directed the NETOs to submit a further compliance filing within 60 days of the date of the order. The compliance is effective January 27, 2020, consistent with Order 864 and January 1, 2022, to reflect the fact that the NETOs existing transmission formula rates under the ISO-NE Tariff will be replaced by a settled formula rate effective January 1, 2022.
Power Tax Audits
Previously, CMP, NYSEG and RG&E implemented Power Tax software to track and measure their respective deferred tax amounts. In connection with this change, we identified historical updates needed with deferred taxes recognized by CMP, NYSEG and RG&E and increased our deferred tax liabilities, with a corresponding increase to regulatory assets, to reflect the updated amounts calculated by the Power Tax software. Since 2015, the NYPSC and MPUC accepted certain adjustments to deferred taxes and associated regulatory assets for this item in recent distribution rate cases, resulting in regulatory asset balances of approximately $142 million and $148 million, respectively for this item at December 31, 2021 and 2020.
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
We had restricted net assets of approximately $5,808 million associated with the minimum equity requirements as of December 31, 2021.
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
Pursuant to Maine law, the MPUC is authorized to conduct periodic requests for proposals seeking long-term supplies of energy, capacity or RECs, from qualifying resources. The MPUC is further authorized to order Maine transmission and distribution utilities to enter into contracts with sellers selected from the MPUC’s competitive solicitation process. Pursuant to a MPUC Order dated October 8, 2009, CMP entered into a 20-year agreement with Evergreen Wind Power III, LLC, on March 31, 2010, to purchase capacity and energy from Evergreen’s 60 Megawatt (MW) Rollins wind farm. CMP’s purchase obligations under the Rollins contract are approximately $7 million per year. Pursuant to a MPUC Order dated December 18, 2017, CMP entered into a 20-year agreement with Dirigo Solar, LLC on September 10, 2018, to purchase capacity and energy from multiple Dirigo solar facilities throughout CMP’s service territory. CMP’s purchase obligations under the Dirigo contract will increase as additional solar facilities are brought on line, eventually reaching a level of approximately $4 million per year. Pursuant to a MPUC Order dated November 6, 2019, CMP entered into a 20-year agreement with Maine Aqua Ventus I GP LLC on December 9, 2019, to purchase capacity and energy from an off-shore wind farm under development near Monhegan Island, Maine. CMP’s purchase obligations under the Maine Aqua Ventus contract will be approximately $12 million per year once the facility begins commercial operation. Pursuant to Maine law, the MPUC conducted two competitive solicitation processes to procure, in the aggregate, an amount of energy or RECs from Class 1A resources that is equal to 14% of retail electricity sales in the State during calendar year 2018, or 1.715 million MWh. Of that 14% total, the MPUC must acquire at least 7%, but not more than 10%. Through contracts approved in December 2020 (Tranche 1), CMP was ordered to execute 13 contracts. In October 2021 CMP executed contracts with 6 additional facilities (Tranche 2). Each of the Tranche 1 and Tranche 2 are for 20-year terms. In accordance with MPUC orders, CMP either sells the purchased energy, or in one case the RECs, from these facilities in the ISO New England markets, through periodic auctions of the purchased output to wholesale buyers in the New England regional market, or through a sale to a third party for the RECs. Under Maine law, CMP is assured recovery of any differences between power purchase costs and achieved market revenues through a reconcilable component of its retail distribution rates. Although the MPUC has conducted multiple requests for proposals under Maine law, and has tentatively accepted long-term proposals from other sellers, these selections have not yet resulted in additional currently effective contracts with CMP.
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
Note 6. Regulatory Assets and Liabilities
Pursuant to the requirements concerning accounting for regulated operations, our utilities capitalize as regulatory assets incurred and accrued costs that are probable of recovery in future electric and natural gas rates. We base our assessment of whether recovery is probable on the existence of regulatory orders that allow for recovery of certain costs over a specific period, or allow for reconciliation or deferral of certain costs. When costs are not treated in a specific regulatory order, we use regulatory precedent to determine if recovery is probable. Our operating utilities also record, as regulatory liabilities, obligations to refund previously collected revenue or to spend revenue collected from customers on future costs. The primary items that are not included in rate base or accruing carrying costs are regulatory assets for qualified pension and other postretirement benefits, which reflect unrecognized actuarial gains and losses; debt premium; environmental remediation costs, which are primarily the offset of accrued liabilities for future spending; unfunded future income taxes, which are the offset to the unfunded future deferred income tax liability recorded; asset retirement obligations; hedge losses; and contracts for differences. The total net amount of these items is approximately $1,136 million.
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

Regulatory assets as of December 31, 2021 and 2020 consisted of:

As of December 31,	2021	2020
(Millions)
Pension and other post-retirement benefits	$545	$927
Pension and other post-retirement benefits cost deferrals	95	105
Storm costs	448	451
Rate adjustment mechanism	68	33
Revenue decoupling mechanism	68	58
Transmission revenue reconciliation mechanism	15	31
Contracts for differences	73	86
Hardship programs	24	20
Plant decommissioning	2	3
Deferred purchased gas	52	30
Deferred transmission expense	13	26
Environmental remediation costs	256	247
Debt premium	71	83
Unamortized losses on reacquired debt	23	26
Unfunded future income taxes	424	373
Federal tax depreciation normalization adjustment	142	148
Asset retirement obligation	20	21
Deferred meter replacement costs	46	33
COVID-19 cost recovery	21	1
Other	241	180
Total regulatory assets	2,647	2,882
Less: current portion	400	310
Total non-current regulatory assets	$2,247	$2,572
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
“Plant decommissioning” represents decommissioning and demolition expenses related to closing fossil plant facilities - Beebe & Russell.
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
“Other” includes post-term amortization deferrals and various items subject to reconciliation including hedge losses and deferred property tax.

Regulatory liabilities as of December 31, 2021 and 2020 consisted of:

As of December 31,	2021	2020
(Millions)
Energy efficiency portfolio standard	$45	$58
Gas supply charge and deferred natural gas cost	7	3
Pension and other post-retirement benefits cost deferrals	73	59
Carrying costs on deferred income tax bonus depreciation	23	34
Carrying costs on deferred income tax - Mixed Services 263(a)	7	11
2017 Tax Act	1,327	1,435
Rate change levelization	99	55
Revenue decoupling mechanism	13	9
Accrued removal obligations	1,192	1,184
Asset sale gain account	2	7
Economic development	26	28
Positive benefit adjustment	22	30
Theoretical reserve flow thru impact	6	10
Deferred property tax	22	31
Net plant reconciliation	16	20
Debt rate reconciliation	49	63
Rate refund – FERC ROE proceeding	35	33
Transmission congestion contracts	23	22
Merger-related rate credits	12	14
Accumulated deferred investment tax credits	24	25
Asset retirement obligation	18	18
Earnings sharing provisions	13	17
Middletown/Norwalk local transmission network service collections	17	18
Low income programs	25	28
Non-firm margin sharing credits	15	14
New York 2018 winter storm settlement	5	9
Hedges gains	19	—
Other	194	176
Total regulatory liabilities	3,329	3,411
Less: current portion	307	274
Total non-current regulatory liabilities	$3,022	$3,137
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
“Merger-related rate credits” resulted from the acquisition of UIL. This is being used to moderate increases in rates. In both of the years ended December 31, 2021 and 2020, $2 million of rate credits were applied against customer bills.
“Accumulated deferred investment tax credits” represents investment tax credits related to plant investments that are deferred when earned and amortized over the estimated lives of the related assets.
“Asset retirement obligation” represents fair value of the liability for an asset retirement the company is legally committed to removing (PCB transformers, bare steel).
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
“Non-firm margin sharing credits” represents the portion of interruptible and off-system sales revenue set aside to fund gas expansion projects.
"New York 2018 winter storm settlement" represents the settlement amount with the NYSPSC following the comprehensive investigation of New York’s major utility companies’ preparation and response to March 2018 storms. This balance is being amortized through current rates over an amortization period of three years, beginning in 2020.
“Other” includes cost of removal being amortized through rates and various items subject to reconciliation.
Note 7. Goodwill and Intangible assets
Goodwill by reportable segment as of December 31, 2021 and 2020 consisted of:

As of December 31,	2021	2020
(Millions)
Networks	$2,747	$2,747
Renewables	372	372
Total	$3,119	$3,119
During 2021, there were no changes in gross amounts and accumulated losses of goodwill for the Networks and Renewables reportable segments.
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
Our quantitative assessment utilizes a discounted cash flow model under the income approach and includes critical assumptions, primarily the discount rate and internal estimates of forecasted cash flows. We use a discount rate that is developed using market participant assumptions, which consider the risk and nature of the respective reporting unit’s cash flows and the rates of return market participants would require in order to invest their capital in our reporting units. We test the reasonableness of the conclusions of our quantitative impairment testing using a range of discount rates and a range of assumptions for long-term cash flows.

For 2021, we utilized a qualitative assessment for the Networks reporting units and a quantitative assessment for the Renewables reporting unit. For 2020, we utilized a quantitative assessment for the Networks and Renewables reporting units. We had no impairment of goodwill in 2021 and 2020 as a result of our impairment testing.
Intangible assets
Intangible assets include those assets acquired in business acquisitions and intangible assets acquired and developed from external third parties and from affiliated companies. Following is a summary of intangible assets as of December 31, 2021 and 2020:

As of December 31, 2021	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(Millions)
Wind development	$592	$(301)	$291
Other	18	(16)	2
Total Intangible Assets	$610	$(317)	$293

As of December 31, 2020	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(Millions)
Wind development	$593	$(290)	$303
Other	31	(29)	2
Total Intangible Assets	$624	$(319)	$305
Wind development costs, with the exception of future ‘pipeline’ development costs, are amortized on a straight-line basis in accordance with the life of the related assets once placed in service. Amortization expense was $13 million, $14 million and $15 million for the years ended December 31, 2021, 2020 and 2019, respectively. We believe our future cash flows will support the recoverability of our intangible assets.
We expect amortization expense for the five years subsequent to December 31, 2021, to be as follows:

Year ending December 31,	Amount
(Millions)
2022	$14
2023	$13
2024	$13
2025	$12
2026	$12
Note 8. Property, Plant and Equipment
Property, plant and equipment as of December 31, 2021, consisted of:

As of December 31, 2021	Regulated	Nonregulated	Total
(Millions)
Electric generation, distribution, transmission and other	$17,392	$13,446	$30,838
Natural gas transportation, distribution and other	5,032	13	5,045
Other common operating property	—	286	286
Total Property, Plant and Equipment in Service	22,424	13,745	36,169
Total accumulated depreciation	(5,806)	(4,783)	(10,589)
Total Net Property, Plant and Equipment in Service	16,618	8,962	25,580
Construction work in progress	2,064	1,222	3,286
Total Property, Plant and Equipment	$18,682	$10,184	$28,866

Property, plant and equipment as of December 31, 2020, consisted of:

As of December 31, 2020	Regulated	Nonregulated	Total
(Millions)
Electric generation, distribution, transmission and other	$16,364	$12,854	$29,218
Natural gas transportation, distribution and other	4,637	13	4,650
Other common operating property	—	274	274
Total Property, Plant and Equipment in Service	21,001	13,141	34,142
Total accumulated depreciation	(5,363)	(4,436)	(9,799)
Total Net Property, Plant and Equipment in Service	15,638	8,705	24,343
Construction work in progress	1,384	1,024	2,408
Total Property, Plant and Equipment	$17,022	$9,729	$26,751
Capitalized interest costs were $33 million, $51 million and $51 million for the years ended December 31, 2021, 2020 and 2019, respectively. Accrued liabilities for property, plant and equipment additions were $297 million, $285 million and $357 million as of December 31, 2021, 2020 and 2019, respectively.
We impaired or wrote off amounts of $20 million, $7 million and $11 million for the years ended December 31, 2021, 2020 and 2019, respectively, resulting from reassessment of the economic feasibility of our various Renewables development projects under construction.
Depreciation expense for the years ended December 31, 2021, 2020 and 2019, amounted to $1,001 million, $973 million and $918 million, respectively.
In 2021, an indicator of impairment was identified for the New England Clean Energy Connect (NECEC) project resulting from a Maine referendum decision and we performed a test of recoverability in which no impairment loss was recognized. As of December 31, 2021 and 2020, we have capitalized approximately $546 million and $180 million, respectively, for the NECEC project.
Note 9. Asset retirement obligations
AROs are intended to meet the costs for dismantling and restoration work that we have committed to carry out at our operational facilities.
The reconciliation of ARO carrying amounts for the years ended December 31, 2021 and 2020 consisted of:

(Millions)
As of December 31, 2019	$190
Liabilities settled during the year	(2)
Liabilities incurred during the year	9
Accretion expense	11
Revisions in estimated cash flows (a)	2
As of December 31, 2020	$210
Liabilities settled during the year	(2)
Liabilities incurred during the year	7
Accretion expense	12
Revisions in estimated cash flows (a)	26
As of December 31, 2021	$253
(a)Represents an increase in our estimate of expected cash flows required for retirement activities related to our renewable energy facilities.
Several of the wind generation facilities have restricted cash for purposes of settling AROs. As of both December 31, 2021 and 2020, restricted cash related to AROs was $3 million. These amounts have been included in “Other Assets” on our consolidated balance sheets. Accretion expenses are included in “Operations and maintenance” in our consolidated statements of income.
We have AROs for which a liability has not been recognized because the fair value cannot be reasonably estimated due to indeterminate settlement dates, including for the removal of hydroelectric dams due to structural inadequacy or for decommissioning; the removal of property upon termination of an easement, right-of-way or franchise; and costs for abandonment of certain types of gas mains.
Note 10. Debt
Long-term debt as of December 31, 2021 and 2020 consisted of:

As of December 31,		2021		2020
	Maturity Dates	Balances	Interest Rates	Balances	Interest Rates
(Millions)
First mortgage bonds - fixed (a)	2022-2051	$2,759	1.85%-8.00%	$2,575	1.85%-8.00%
Unsecured pollution control notes - fixed	2023-2029	478	1.40%-3.50%	478	1.40%-3.50%
Other various non-current debt - fixed	2022-2050	5,110	1.95%-6.66%	4,785	1.95%-7.80%
Unamortized debt issuance costs and discount		(53)		(47)
Total Debt		8,294		7,791
Less: debt due within one year, included in current liabilities		372		313
Total Non-current Debt		$7,922		$7,478
(a)The first mortgage bonds have pledged collateral of substantially all the respective utility’s in service properties of approximately $7,871 million.
Iberdrola Loan
On December 14, 2020, AVANGRID and Iberdrola entered into an intra-group loan agreement which provided AVANGRID with an unsecured subordinated loan in an aggregate principal amount of $3,000 million (the Iberdrola Loan). The Iberdrola Loan was repaid with the proceeds of the common share issuance described in Note 1.
Other 2021 Long-Term Debt Issuances

Company	Issue Date	Type	Amount (Millions)	Interest rate	Maturity
NYSEG	9/24/2021	Unsecured Notes	$350	2.15%	2031
RG&E	12/15/2021	First Mortgage Bonds	$125	2.91%	2051
RG&E	12/15/2021	First Mortgage Bonds	$125	2.10%	2031
CMP	12/15/2021	First Mortgage Bonds	$200	2.05%	2031
SCG	12/15/2021	First Mortgage Bonds	$40	2.05%	2031
Long-term debt maturities, including sinking fund obligations, due over the next five years consist of:

2022	2023	2024	2025	2026	Total
(Millions)
$372	$439	$612	$1,107	$660	$3,190
We make certain standard covenants to lenders in our third-party debt agreements, including, in certain agreements, covenants regarding the ratio of indebtedness to total capitalization. A breach of any covenant in the existing credit facilities or the agreements governing our other indebtedness would result in an event of default. Certain events of default may trigger automatic acceleration. Other events of default may be remedied by the borrower within a specified period or waived by the lenders and, if not remedied or waived, give the lenders the right to accelerate. Neither we nor any of our subsidiaries were in breach of covenants or of any obligation that could trigger the early redemption of our debt as of both December 31, 2021 and 2020 and throughout 2021 and 2020.
Fair Value of Debt
As of December 31, 2021 and 2020, the estimated fair value of long-term debt, including the Iberdrola Loan as of December 31, 2020, was $9,155 million and $12,166 million, respectively. The estimated fair value was determined, in most cases, by discounting the future cash flows at market interest rates. The interest rate curve used to make these calculations takes into account the risks associated with the electricity industry and the credit ratings of the borrowers in each case. The fair value of debt is considered Level 2 within the fair value hierarchy.

Short-term Debt
AVANGRID had $159 million and $307 million of notes payable as of December 31, 2021 and 2020, respectively.
AVANGRID has a commercial paper program with a limit of $2 billion which is backstopped by the AVANGRID credit facilities described below. As of December 31, 2021 and 2020, the amount of notes payable under the commercial paper program was $0 and $309 million, respectively, presented net of discounts on the balance sheet. As of December 31, 2020, the weighted-average interest rate on outstanding commercial paper was 0.32%.
AVANGRID Credit Facility
AVANGRID and its subsidiaries, NYSEG, RG&E, CMP, UI, CNG, SCG and BGC, each of which are joint borrowers, have a revolving credit facility with a syndicate of banks, or the AVANGRID Credit Facility, that provides for maximum borrowings of up to $3,575 million in the aggregate, which was executed on November 23, 2021. The agreement contains a commitment from lenders, which will expire on April 20, 2022 if not terminated by AVANGRID at an earlier date to increase maximum borrowings to $4,000 million upon the joinder of PNM and TNMP as borrowers under the AVANGRID Credit Facility.
Under the terms of the AVANGRID Credit Facility, each joint borrower has a maximum borrowing entitlement, or sublimit, which can be periodically adjusted to address specific short-term capital funding needs, subject to the maximum limit contained in the agreement. On November 23, 2021, the executed AVANGRID Credit Facility increased AVANGRID's maximum sublimit from $1,500 million to $2,500 million. The AVANGRID Credit Facility contains pricing that is sensitive to AVANGRID’s consolidated greenhouse gas emissions intensity. The Credit Facility also contains negative covenants, including one that sets the ratio of maximum allowed consolidated debt to consolidated total capitalization at 0.65 to 1.00, for each borrower. Under the AVANGRID Credit Facility, each of the borrowers will pay an annual facility fee that is dependent on their credit rating. The initial facility fees will range from 10 to 22.5 basis points. The maturity date for the AVANGRID Credit Facility is November 22, 2026. As of December 31, 2021, we had no borrowings outstanding under this credit facility.
Since the AVANGRID Credit Facility is also a backstop to the AVANGRID commercial paper program, the total amount available under the facility as of December 31, 2021 was $3,575 million.
2020 Credit Facility
During 2020, we entered into a revolving credit agreement with several lenders, or the 2020 Credit Facility, that provides maximum borrowings up to $500 million. We terminated this facility on April 28, 2021.
Iberdrola Group Credit Facility
AVANGRID has a credit facility with Iberdrola Financiacion, S.A.U., a company of the Iberdrola Group. The facility has a limit of $500 million and matures on June 18, 2023. AVANGRID pays a facility fee of 10.5 basis points annually on the facility. As of both December 31, 2021 and 2020, there was no outstanding amount under this credit facility.
Supplier Financing Arrangements
We operate a supplier financing arrangement. During 2021, we arranged for the extension of payment terms with some suppliers, which could elect to be paid by a financial institution earlier than maturity under supplier financing arrangements. Due to the interest cost associated with these arrangements, the balances are classified as "Notes payable" on our consolidated balance sheets. The balance relates to capital expenditures and, therefore, is treated as non-cash activity. As of December 31, 2021 and 2020, the amount of notes payable under supplier financing arrangements was $161 million and $0, respectively. As of December 31, 2021, the weighted average interest rate on the balance was 0.82%.
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
•NYSEG and RG&E enter into natural gas derivative contracts to hedge their forecasted purchases required to serve their natural gas load obligations. The forward market prices used to value open natural gas derivative contracts are exchange-based prices for the identical derivative contracts traded actively on the Intercontinental Exchange (ICE). We include the fair value measurements in Level 1 because we use prices quoted in an active market.
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
We determine the fair value of our derivative assets and liabilities associated with Renewables activities utilizing market approach valuation techniques. Exchange-traded transactions, such as New York Mercantile Exchange (NYMEX) futures contracts, that are based on quoted market prices in active markets for identical products with no adjustment are included in fair value Level 1. Contracts with delivery periods of two years or less which are traded in active markets and are valued with or derived from observable market data for identical or similar products such as over-the-counter NYMEX foreign exchange swaps, and fixed price physical and basis and index trades are included in fair value Level 2. Contracts with delivery periods exceeding two years or that have unobservable inputs or inputs that cannot be corroborated with market data for identical or similar products are included in fair value Level 3. The unobservable inputs include historical volatilities and correlations for tolling arrangements and extrapolated values for certain power swaps. The valuation for this category is based on our judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists.
We determine the fair value of our interest rate derivative instruments based on a model whose inputs are observable, such as the London Interbank Offered Rate (LIBOR) forward interest rate curves. We include the fair value measurement for these contracts in Level 2 (See Note 12 for further discussion of interest rate contracts).
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
Restricted cash was $3 million and $4 million as of December 31, 2021 and 2020, respectively and is included in “Other Assets” on our consolidated balance sheets.

The financial instruments measured at fair value as of December 31, 2021 and 2020 consisted of:

As of December 31, 2021	Level 1	Level 2	Level 3	Netting	Total
(Millions)
Equity and other investments with readily determinable fair values	$45	$15	$—	$—	$60
Derivative assets
Derivative financial instruments - power	$31	$39	$85	$(78)	$77
Derivative financial instruments - gas	4	34	9	(32)	15
Contracts for differences	—	—	2	—	2
Derivative financial instruments – Other	—	—	—	—	—
Total	$35	$73	$96	$(110)	$94
Derivative liabilities
Derivative financial instruments - power	$(16)	$(137)	$(90)	$176	$(67)
Derivative financial instruments - gas	(1)	(22)	—	18	(5)
Contracts for differences	—	—	(75)	—	(75)
Derivative financial instruments – Other	—	(77)	—	—	(77)
Total	$(17)	$(236)	$(165)	$194	$(224)

As of December 31, 2020	Level 1	Level 2	Level 3	Netting	Total
(Millions)
Equity and other investments with readily determinable fair values	$49	$14	$—	$—	$63
Derivative assets
Derivative financial instruments - power	$5	$31	$105	$(54)	$87
Derivative financial instruments - gas	—	24	19	(35)	8
Contracts for differences	—	—	2	—	2
Total	$5	$55	$126	$(89)	$97
Derivative liabilities
Derivative financial instruments - power	$(23)	$(31)	$(23)	$72	$(5)
Derivative financial instruments - gas	(1)	(9)	(2)	9	(3)
Contracts for differences	—	—	(88)	—	(88)
Derivative financial instruments – Other	—	—	—	—	—
Total	$(24)	$(40)	$(113)	$81	$(96)

The reconciliation of changes in the fair value of financial instruments based on Level 3 inputs for the years ended December 31, 2021, 2020 and 2019 consisted of:

(Millions)	2021	2020	2019
Fair value as of January 1,	$13	$25	$(15)
Gains for the year recognized in operating revenues	21	8	53
Losses for the year recognized in operating revenues	(34)	(2)	(2)
Total gains or losses for the period recognized in operating revenues	(13)	6	51
Gains recognized in OCI	2	1	2
Losses recognized in OCI	(52)	(3)	(3)
Total gains or losses recognized in OCI	(50)	(2)	(1)
Net change recognized in regulatory assets and liabilities	13	6	5
Purchases	(17)	(2)	(22)
Settlements	(13)	(15)	4
Transfers out of Level 3 (a)	(2)	(5)	3
Fair value as of December 31,	$(69)	$13	$25
Gains for the year included in operating revenues attributable to the change in unrealized gains relating to financial instruments still held at the reporting date	$(13)	$6	$51
(a)Transfers out of Level 3 were the result of increased observability of market data.
Level 3 Fair Value Measurement
The table below illustrates the significant sources of unobservable inputs used in the fair value measurement of our Level 3 derivatives and the variability in prices for those transactions classified as Level 3 derivatives as of December 31, 2021.

Index	Avg.	Max.	Min.
NYMEX ($/MMBtu)	$3.18	$6.52	$2.27
AECO ($/MMBtu)	$2.41	$5.69	$1.53
Ameren ($/MWh)	$32.23	$93.59	$18.01
COB ($/MWh)	$46.83	$231.90	$9.15
ComEd ($/MWh)	$29.60	$86.32	$14.98
ERCOT N hub ($/MWh)	$35.05	$140.00	$13.66
ERCOT S hub ($/MWh)	$34.24	$140.00	$13.88
Indiana hub ($/MWh)	$34.20	$93.81	$20.74
Mid C ($/MWh)	$43.53	$229.90	$5.15
Minn hub ($/MWh)	$28.82	$90.99	$15.23
NoIL hub ($/MWh)	$29.35	$84.00	$14.64
PJM W hub ($/MWh)	$33.49	$113.93	$17.78
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

Range at
Unobservable Input	December 31, 2021
Risk of non-performance	0.39% - 0.51%
Discount rate	0.97% - 1.26%
Forward pricing ($ per KW-month)	$2.00 - $4.80
Note 12. Derivative Instruments and Hedging
Our operating and financing activities are exposed to certain risks, which are managed by using derivative instruments. All derivative instruments are recognized as either assets or liabilities at fair value on our consolidated balance sheets in accordance with the accounting requirements concerning derivative instruments and hedging activities.
(a) Networks activities
The tables below present Networks' derivative positions as of December 31, 2021 and 2020, respectively, including those subject to master netting agreements and the location of the net derivative positions on our consolidated balance sheets:

As of December 31, 2021	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$29	$7	$12	$4
Derivative liabilities	(12)	(4)	(27)	(64)
	17	3	(15)	(60)
Designated as hedging instruments
Derivative assets	—	—	—	—
Derivative liabilities	—	—	(1)	—
	—	—	(1)	—
Total derivatives before offset of cash collateral	17	3	(16)	(60)
Cash collateral receivable	—	—	—	—
Total derivatives as presented in the balance sheet	$17	$3	$(16)	$(60)

As of December 31, 2020	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$3	$5	$3	$3
Derivative liabilities	(3)	(4)	(34)	(78)
	—	1	(31)	(75)
Designated as hedging instruments
Derivative assets	—	—	—	—
Derivative liabilities	—	—	(1)	—
	—	—	(1)	—
Total derivatives before offset of cash collateral	—	1	(32)	(75)
Cash collateral receivable	—	—	18	1
Total derivatives as presented in the balance sheet	$—	$1	$(14)	$(74)
The net notional volumes of the outstanding derivative instruments associated with Networks' activities as of December 31, 2021 and 2020, respectively, consisted of:

As of December 31,	2021	2020
(Millions)
Wholesale electricity purchase contracts (MWh)	5.7	5.6
Natural gas purchase contracts (Dth)	9.4	9.5
Fleet fuel purchase contracts (Gallons)	2.0	2.5
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

The amounts for electricity hedge contracts and natural gas hedge contracts recognized in regulatory liabilities and assets as of December 31, 2021 and 2020 and amounts reclassified from regulatory assets and liabilities into income for the years ended December 31, 2021, 2020 and 2019 are as follows:

(Millions)	Loss or Gain Recognized in Regulatory Assets/Liabilities		Location of Loss (Gain) Reclassified from Regulatory Assets/Liabilities into Income	Loss (Gain) Reclassified from Regulatory Assets/Liabilities into Income
As of				For the Year Ended December 31,
December 31, 2021	Electricity	Natural Gas	2021	Electricity	Natural Gas
Regulatory assets	$—	$—	Purchased power, natural gas and fuel used	$(23)	$(11)
Regulatory liabilities	$(16)	$(3)
December 31, 2020			2020
Regulatory assets	$17	$1	Purchased power, natural gas and fuel used	$55	$4
Regulatory liabilities	$—	$—
			2019
			Purchased power, natural gas and fuel used	$25	$1
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
PURA has determined that costs associated with these CfDs will be fully recoverable by UI and CL&P through electric rates, and UI has deferred recognition of costs (a regulatory asset) or obligations (a regulatory liability), including carrying costs. For those CfDs signed by CL&P, UI records its approximate 20% portion pursuant to the cost-sharing agreement noted above. As of December 31, 2021, UI has recorded a gross derivative asset of $2 million ($0 of which is related to UI’s portion of the CfD signed by CL&P), a regulatory asset of $73 million, a gross derivative liability of $75 million ($72 million of which is related to UI’s portion of the CfD signed by CL&P) and a regulatory liability of $0. As of December 31, 2020, UI has recorded a gross derivative asset of $2 million ($0 of which is related to UI’s portion of the CfD signed by CL&P), a regulatory asset of $86 million, a gross derivative liability of $88 million ($85 million of which is related to UI’s portion of the CfD signed by CL&P) and a regulatory liability of $0.
The unrealized gains and losses from fair value adjustments to these derivatives, which are recorded in regulatory assets, for the years ended December 31, 2021, 2020 and 2019, respectively, were as follows:

	Years Ended December 31,
	2021	2020	2019
(Millions)
Derivative Assets	$—	$—	$(3)
Derivative Liabilities	$13	$6	$8
Certain foreign currency exchange contracts are not designated as hedging instruments. For the years ended December 31, 2021 and 2020, we recorded a gain of $0 and $4 million, respectively, related to our foreign currency contracts not designated as hedging instruments, included in "Other income" in our consolidated statements of income. No amounts were recorded for the year ended December 31, 2019.

Derivatives designated as hedging instruments
The effect of derivatives in cash flow hedging relationships on OCI and income for the years ended December 31, 2021, 2020 and 2019, respectively, consisted of:

Year Ended December 31,	(Loss) Gain Recognized in OCI on Derivatives (a)	Location of Loss Reclassified from Accumulated OCI into Income	Loss (Gain) Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2021
Interest rate contracts	$—	Interest expense	$4	$298
Commodity contracts	2	Purchased power, natural gas and fuel used	(1)	1,719
Foreign currency exchange contracts	(5)		—
Total	$(3)		$3
2020
Interest rate contracts	$—	Interest expense	$4	$316
Commodity contracts	(1)	Purchased power, natural gas and fuel used	1	1,379
Foreign currency exchange contracts	1		—
Total	$—		$5
2019
Interest rate contracts	$—	Interest expense	$6	$310
Commodity contracts	—	Purchased power, natural gas and fuel used	1	1,509
Foreign currency exchange contracts	(1)		—
Total	$(1)		$7
(a)Changes in accumulated OCI are reported on a pre-tax basis.
On June 20, 2019, Networks entered into a forward contract to hedge the foreign currency exchange risk of approximately $100 million in forecasted capital expenditures through June 2023. The forward foreign currency contracts, which were designated and qualified as cash flow hedges, were settled in December 2021. The net loss of $5 million in accumulated OCI on the foreign exchange derivative will be reclassified into earnings over the useful life of the underlying capital expenditures.
The net loss in accumulated OCI related to previously settled forward starting swaps and accumulated amortization is $47 million and $51 million as of December 31, 2021 and 2020, respectively. We recorded $4 million, $4 million and $6 million in net derivative losses related to discontinued cash flow hedges during the years ended December 31, 2021, 2020 and 2019, respectively. We will amortize approximately $4 million of discontinued cash flow hedges in 2022.
Unrealized losses of $1 million on hedge derivatives are reported in OCI because the forecasted transaction is considered to be probable as of December 31, 2021. We expect that immaterial amounts of those losses will be reclassified into earnings within the next twelve months. The maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted fleet fuel transactions is twelve months.
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
The net notional volumes of outstanding derivative instruments associated with Renewables' activities as of December 31, 2021 and 2020, respectively, consisted of:

As of December 31,	2021	2020
(MWh/Dth in Millions)
Wholesale electricity purchase contracts	4	3
Wholesale electricity sales contracts	10	7
Natural gas and other fuel purchase contracts	20	24
Financial power contracts	9	12
Basis swaps - purchases	30	35
Basis swaps - sales	—	2
The fair values of derivative contracts associated with Renewables' activities as of December 31, 2021 and 2020, respectively, consisted of:

As of December 31,	2021	2020
(Millions)
Wholesale electricity purchase contracts	$36	$4
Wholesale electricity sales contracts	(77)	11
Natural gas and other fuel purchase contracts	6	—
Financial power contracts	35	66
Basis swaps - purchases	—	7
Total	$—	$88
On May 27, 2021, Renewables entered into a forward interest rate swap, with a total notional amount of $935 million, to hedge the issuance of forecasted variable rate debt. The forward interest rate swap is designated and qualifies as a cash flow hedge. As part of the financial close of Vineyard Wind 1 described in Note 22, this hedge was novated to the lending institutions and the notional value changed to $956 million. As of December 31, 2021, the fair value of the interest rate swap was a $58 million non-current liability. The gain or loss on the interest rate swap is reported as a component of accumulated OCI and will be reclassified into earnings in the period or periods during which the related interest expense on the debt is incurred.
The tables below present Renewables' derivative positions as of December 31, 2021 and 2020, respectively, including those subject to master netting agreements and the location of the net derivative position on our consolidated balance sheets:

As of December 31, 2021	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$29	$70	$52	$9
Derivative liabilities	(11)	(14)	(65)	(11)
	18	56	(13)	(2)
Designated as hedging instruments
Derivative assets	—	—	5	6
Derivative liabilities	—	—	(67)	(142)
	—	—	(62)	(136)
Total derivatives before offset of cash collateral	18	56	(75)	(138)
Cash collateral payable	—	—	27	57
Total derivatives as presented in the balance sheet	$18	$56	$(48)	$(81)

As of December 31, 2020	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$47	$89	$2	$9
Derivative liabilities	(23)	(2)	(4)	(11)
	24	87	(2)	(2)
Designated as hedging instruments
Derivative assets	8	15	2	7
Derivative liabilities	(5)	(6)	(3)	(10)
	3	9	(1)	(3)
Total derivatives before offset of cash collateral	27	96	(3)	(5)
Cash collateral (payable) receivable	(9)	(18)	—	—
Total derivatives as presented in the balance sheet	$18	$78	$(3)	$(5)
Derivatives not designated as hedging instruments
The effects of trading and non-trading derivatives associated with Renewables' activities for the years ended December 31, 2021, 2020 and 2019 consisted of:

	Year Ended December 31, 2021
	Trading	Non-trading	Total amount per income statement
(Millions)
Operating Revenues
Wholesale electricity purchase contracts	$1	$(1)
Wholesale electricity sales contracts	(2)	(33)
Financial power contracts	4	(42)
Financial and natural gas contracts	(1)	(25)
Total loss included in operating revenues	$2	$(101)	$6,974

Purchased power, natural gas and fuel used
Wholesale electricity purchase contracts	$—	$32
Financial and natural gas contracts	—	12
Total gain included in purchased power, natural gas and fuel used	$—	$44	$1,719

Total Gain (Loss)	$2	$(57)

	Year Ended December 31, 2020
	Trading	Non-trading	Total amount per income statement
(Millions)
Operating Revenues
Wholesale electricity purchase contracts	$(1)	$—
Wholesale electricity sales contracts	(1)	6
Financial power contracts	2	—
Financial and natural gas contracts	—	(13)
Total (loss) gain included in operating revenues	$—	$(7)	$6,320

Purchased power, natural gas and fuel used
Wholesale electricity purchase contracts	$—	$(4)
Financial and natural gas contracts	—	6
Total gain included in purchased power, natural gas and fuel used	$—	$2	$1,379

Total Loss	$—	$(5)

	Year Ended December 31, 2019
	Trading	Non-trading	Total amount per income statement
(Millions)
Operating Revenues
Wholesale electricity purchase contracts	$(1)	$—
Wholesale electricity sales contracts	3	40
Financial power contracts	(3)	23
Financial and natural gas contracts	(1)	1
Total (loss) gain included in operating revenues	$(2)	$64	$6,336

Purchased power, natural gas and fuel used
Financial power contracts	—	(1)
Financial and natural gas contracts	—	15
Total gain included in purchased power, natural gas and fuel used	$—	$14	$1,509

Total (Loss) Gain	$(2)	$78
During September 2019, Renewables liquidated a portion of one of its wholesale electricity sales contracts and recorded a gain of $43 million for the year ended December 31, 2019.

Derivatives designated as hedging instruments
The effect of derivatives in cash flow hedging relationships on accumulated OCI and income for the years ended December 31, 2021, 2020 and 2019 consisted of:

Years Ended December 31,	Gain (Loss) Recognized in OCI on Derivatives (a)	Location of Loss (Gain) Reclassified from Accumulated OCI into Income	Loss (Gain) Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2021
Interest rate contracts	$(58)	Interest Expense	$—	$298
Commodity contracts	$(142)	Operating revenues	$(3)	$6,974
Total	$(200)		$(3)
2020
Commodity contracts	$1	Operating revenues	$6	$6,320
2019
Commodity contracts	$(5)	Operating revenues	$3	$6,336
(a)Changes in OCI are reported on a pre-tax basis.
Amounts are reclassified from accumulated OCI into income in the period during which the transaction being hedged affects earnings or when it becomes probable that a forecasted transaction being hedged would not occur. Notwithstanding future changes in prices, approximately $59 million of gain included in accumulated OCI at December 31, 2021 is expected to be reclassified into earnings within the next twelve months. We recorded immaterial amounts of net derivative losses related to discontinued cash flow hedges for the years ended December 31, 2021, 2020 and 2019.
(c) Corporate activities
AVANGRID uses financial derivative instruments from time to time to alter its fixed and floating rate debt balances or to hedge fixed rates in anticipation of future fixed rate issuances.
The net loss in accumulated OCI related to previously settled interest rate contracts is $48 million and $57 million as of December 31, 2021 and 2020, respectively. We amortized into income $9 million, $8 million and $2 million of the loss related to the settled interest rate contracts for the years ended December 31, 2021, 2020 and 2019, respectively. We will amortize approximately $9 million of the net loss on the interest rate contracts during 2022.
The effect of derivatives in cash flow hedging relationships on accumulated OCI for the years ended December 31, 2021, 2020 and 2019 consisted of:

Years Ended December 31,	(Loss) Recognized in OCI on Derivatives (a)	Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2021
Interest rate contracts	$—	Interest expense	$9	$298
2020
Interest rate contracts	$(27)	Interest expense	$8	$316
2019
Interest rate contracts	$(24)	Interest expense	$2	$310
(a)Changes in OCI are reported on a pre-tax basis. The amounts in accumulated OCI are being reclassified into earnings over the underlying debt maturity periods which end in 2025 and 2029.
On July 15, 2021, Corporate entered into an interest rate swap to hedge the fair value of $750 million of existing debt included in "Non-current debt" on our consolidated balance sheets. The interest rate swap is designated and qualifies as a fair value hedge. The change in the fair value of the interest rate swap and the offsetting change in the fair value of the underlying debt are reported as components of "Interest expense."

The effects on our consolidated financial statements as of and for the year ended December 31, 2021 are as follows:

(millions)	Fair value of hedge	Location of (Gain) Recognized in Income Statement	(Gain) Recognized in Income Statement	Year to date total per Income Statement
As of December 31, 2021			Year Ended December 31, 2021
Current Assets	$—	Interest Expense	$(3)	$298
Non-current liabilities	$(19)

	Cumulative effect on hedged debt
Current debt	$—
Non-current debt	$19
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
The wholesale power supply agreements of UI contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit ratings on senior debt were to fall below investment grade. If such an event had occurred as of December 31, 2021, UI would have had to post an aggregate of approximately $19 million in collateral.
We have various master netting arrangements in the form of multiple contracts with various single counterparties that are subject to contractual agreements that provide for the net settlement of all contracts through a single payment. Those arrangements reduce our exposure to a counterparty in the event of a default on or termination of any single contract. For financial statement presentation purposes, we offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim or the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. The amount of cash collateral under master netting arrangements that has not been offset against net derivative positions was $67 million and $18 million as of December 31, 2021 and 2020, respectively. Derivative instruments settlements and collateral payments are included throughout the "Changes in operating assets and liabilities" section of operating activities in the consolidated statements of cash flows.
Certain of our derivative instruments contain provisions that require us to maintain an investment grade credit rating on our debt from each of the major credit rating agencies. If our debt were to fall below investment grade, we would be in violation of those provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit risk related contingent features that are in a liability position as of December 31, 2021 is $0, for which we have posted collateral.
Note 13. Leases
We have operating leases for office buildings, facilities, vehicles and certain equipment. Our finance leases are primarily related to electric generation and certain buildings, vehicles and equipment. Certain of our lease agreements include rental payments adjusted periodically for inflation or are based on other periodic input measures. Our leases do not contain any material residual value guarantees or material restrictive covenants. Our leases have remaining lease terms of 1 year to 62 years, some of which may include options to extend the leases for up to 40 years, and some of which may include options to terminate. We consider extension or termination options in the lease term if it is reasonably certain we will exercise the option.

The components of lease cost for the years ended December 31, 2021, 2020 and 2019 were as follows:

For the Year Ended December 31,	2021	2020	2019
(Millions)
Lease cost
Finance lease cost
Amortization of right-of-use assets	$8	$17	$12
Interest on lease liabilities	3	4	3
Total finance lease cost	11	21	15
Operating lease cost	14	16	18
Short-term lease cost	4	3	5
Variable lease cost	4	—	2
Sublease income	—	—	—
Total lease cost	$33	$40	$40
Balance sheet and other information as of December 31, 2021 and 2020 was as follows:

As of December 31,	2021	2020
(Millions, except lease term and discount rate)
Operating Leases
Operating lease right-of-use assets	$148	$153

Operating lease liabilities, current	12	8
Operating lease liabilities, long-term	149	154
Total operating lease liabilities	$161	$162

Finance Leases
Other assets	$156	$162

Other current liabilities	4	8
Other non-current liabilities	91	91
Total finance lease liabilities	$95	$99

Weighted-average Remaining Lease Term (years)
Finance leases	7.3	8.12
Operating leases	20.5	21.38
Weighted-average Discount Rate
Finance leases	3.49%	3.71%
Operating leases	3.06%	3.21%

For the years ended December 31, 2021, 2020 and 2019 supplemental cash flow information related to leases was as follows:

For the Year Ended December 31,	2021	2020	2019
(Millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$16	$13	$13
Operating cash flows from finance leases	$3	$3	$3
Financing cash flows from finance leases	$6	$9	$27

Right-of-use assets obtained in exchange for lease obligations:
Finance leases	$—	$46	$1
Operating leases	$10	$94	$3
As of December 31, 2021, maturities of lease liabilities were as follows:

	Finance Leases	Operating Leases
(Millions)
Year ending December 31,
2022	$5	$14
2023	53	14
2024	23	12
2025	2	11
2026	2	11
Thereafter	19	160
Total lease payments	104	223
Less: imputed interest	(9)	(62)
Total	$95	161
Renewables has a sale-leaseback arrangement (as a seller-lessee) on a solar generation facility. The finance lease liability outstanding (including the current portion thereof) was $45 million and $47 million at December 31, 2021 and December 31, 2020, respectively. In 2013, Renewables sold the generation facility to a consortium of buyers (referred to as “Trusts”) and simultaneously entered into an agreement with the Trusts for the right to use the facility for up to 15 years with an early buyout option in year 10. The gain on the sale of the generation facility was deferred and is being amortized to depreciation expense over the 25-year life of the facility.
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
Transmission - ROE Complaint – CMP and UI
On September 30, 2011, the Massachusetts Attorney General, DPU, PURA, New Hampshire Public Utilities Commission, Rhode Island Division of Public Utilities and Carriers, Vermont Department of Public Service, numerous New England consumer advocate agencies and transmission tariff customers collectively filed a joint complaint with the FERC, pursuant to sections 206 and 306 of the Federal Power Act, against several NETOs claiming that the approved base ROE of 11.14% used by NETOs in calculating formula rates for transmission service under the ISO-New England Open Access Transmission Tariff (OATT) was not just and reasonable and seeking a reduction of the base ROE with refunds to customers for the 15-month refund periods beginning October 1, 2011 (Complaint I), December 27, 2012 (Complaint II), July 31, 2014 (Complaint III) and April 29, 2016 (Complaint IV).
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
CMP and UI reserved for refunds for Complaints I, II and III consistent with the FERC’s March 3, 2015 decision in Complaint I. Refunds were provided to customers for Complaint I. The CMP and UI total reserve associated with Complaints II and III is $27 million and $8 million, respectively, as of December 31, 2021, which has not changed since December 31, 2020, except for the accrual of carrying costs. If adopted as final by the FERC, the impact of the initial decision by the FERC administrative law judge would be an additional aggregate reserve for Complaints II and III of $17 million, which is based upon currently available information for these proceedings.
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
On April 15, 2021, the FERC issued a supplemental Notice of Proposed Rulemaking (Supplemental NOPR) that proposes to eliminate the 50 basis-point ROE incentive for utilities who join Regional Transmission Organizations after 3 years of membership. The NETOs submitted initial comments in opposition to the Supplemental NOPR on June 25, 2021 and reply comments on July 26, 2021. If the elimination of the 50 basis-point ROE incentive adder becomes final, we estimate we would have an approximately $3 million reduction in earnings per year. We cannot predict the outcome of this proceeding.
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
A hearing was held before a FERC administrative law judge in November and early December 2015. A preliminary proposed ruling by the administrative law judge was issued on April 12, 2016. The proposed ruling found no evidence that Renewables had engaged in any unlawful market conduct that would justify finding the Renewables PPAs unjust and unreasonable. However, the proposed ruling did conclude that the price of the PPAs imposed an excessive burden on customers in the amount of $259 million. Renewables position, as presented at hearings and agreed by the FERC trial staff, is that Renewables entered into bilateral power purchase contracts appropriately and complied with all applicable legal standards and requirements. The parties have submitted briefs on exceptions to the administrative law judge’s proposed ruling to the FERC. In April 2018, Renewables requested, based on the nearly two years of delay from the preliminary proposed ruling and the Supreme Court precedent, that the FERC issue a final decision expeditiously. On June 17, 2021, the FERC issued an Order Establishing Limited Remand remanding the case to the administrative law judge for additional detailed findings and legal analysis with respect to the impact of the conduct of one of the parties other than Renewables on their long-term contracts. The order did not address any of the other findings, including all of the findings with respect to Renewables, which remain pending. There is no specific timetable for the administrative law judge’s ruling. On July 9, 2021, Renewables filed a motion requesting that the FERC expeditiously issue a final decision with respect to the Renewables long-term contract rather than waiting for the administrative law judge’s ruling. We cannot predict the outcome of this proceeding.
New York State Public Service Commission Show Cause Order Regarding Greenlight Pole Attachments
On November 20, 2020, the NYPSC issued an Order Instituting Proceeding and to Show Cause (the Show Cause Order) regarding alleged violations of the NYPSC’s 2004 Order Adopting Policy Statement on Pole Attachments, dated August 6, 2004 (the 2004 Pole Order) by RG&E, Greenlight Networks, Inc., (Greenlight), and Frontier Communications (Frontier). The alleged violations detailed in the Show Cause Order arise from Greenlight’s installation of unauthorized and substandard communications attachments throughout RG&E’s and Frontier’s service territories. The Show Cause Order directs RG&E to show cause within 30 days why the NYPSC should not pursue civil and/or administrative penalties or initiate a prudency proceeding or civil action for injunctive relief for more than 11,000 alleged violations of the 2004 Pole Order. Under NY Public Service Law Section 25-a, each alleged violation carries a potential penalty of up to $100,000 where it can be shown that the violator failed to “reasonably comply” with a statute or NYPSC order.
RG&E, Greenlight and Frontier filed respective notices to initiate settlement negotiations with respect to the alleged violations and to extend the deadline for filing a response to the Show Cause Order. The NYPSC granted the extension requests initiating settlement discussions. On or about August 12, 2021, the NYPSC approved a settlement entered into by NYDPS and RG&E providing for, among other things, RG&E’s payment of $3 million, which will be used to support the State of New York’s broadband initiative for underserved areas. This settlement amount could increase to a maximum of $5 million if RG&E does not resolve certain identified safety violations caused by Greenlight’s pole attachments on or before December 31, 2021. We have met all compliance requirements of the settlement and filed the final compliance statement with the NYPSC on January 12, 2022. We cannot predict the final outcome of this matter.
Beatrice Corwin Living Irrevocable Trust, by and through Its Authorized Trustee, Robert Corwin v. Iberdrola, S.A., et. al.
On January 8, 2021, the Beatrice Corwin Living Irrevocable Trust, by and through its Authorized Trustee, Robert Corwin filed a complaint in the Supreme Court of the State of New York Westchester County against Iberdrola and the members of the Company’s Board of Directors, as defendants, and the Company, as a nominal defendant with respect to certain counts contained in the complaint. The complaint alleges certain violations of fiduciary duties by Iberdrola and the members of the Company’s Board of Directors related to the existence of certain pre-emptive rights provided to Iberdrola in the Shareholder Agreement between the Company and Iberdrola, dated December 16, 2015, and the binding nature of such rights. On March 29, 2021, the parties stipulated to and requested, and the Supreme Court of the State of New York Westchester County issued an Order providing for, the transfer of the venue of the complaint to the Supreme Court, County of New York. On May 20, 2021, the matter was transferred to New York County and assigned to the Commercial Division of the Supreme Court, County of New York. On September 3, 2021, the plaintiffs filed an amended verified complaint (i) dropping claims concerning the purported breach of AVANGRID’s articles of incorporation and New York’s statute concerning equal treatment among shareholders, (ii) adding and modifying their claims related to the duty of good faith and loyalty and (iii) adding allegations concerning the Iberdrola Loan and the May 2021 private placement of our common shares to Iberdrola and Hyde Partners, LLC. In addition, the plaintiffs are now purporting to bring a class action lawsuit. On October 22, 2021, we and our board of directors filed a motion to dismiss and Iberdrola filed a motion to dismiss and an application to stay discovery pending resolution of dispositive motions. On December 8, 2021, the plaintiffs filed an omnibus opposition to the motions to dismiss and the defendants' filed a reply to such motion on January 14, 2022. Oral arguments are scheduled March 17, 2022. We cannot predict the outcome of this matter.

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
Other arrangements include contractual obligations for property, plant and equipment, material and services on order but not yet delivered at December 31, 2021.
Power, Gas and Other Arrangements – Renewables
Gas purchase commitments consist of firm transport capacity to fuel the Klamath Cogen and Peaking gas generators. Power purchase commitments include the following: (i) long-term firm transmission agreements with fixed monthly capacity payments that allow the delivery of electricity from wind and thermal generation sources to various customers (ii) a 95.6 MW (average) three-year purchase of hydro capacity and energy to provide balancing services to the NW wind assets that has monthly fixed payments (beginning in 2022 and expiring in 2024) and (iii) a five-year purchase of 52 MW (average) hydro capacity and energy to provide balancing services to the NW wind assets that has monthly fixed payments (beginning in 2019 and expiring in 2023). Power sales commitments include: (i) winter capacity sale of 150 MW through 2042, (ii) fixed price, fixed volume hydro energy sales through 2024, (iii) fixed price, fixed volume power sales off the Klamath Cogen facility, (iv) a seasonal tolling arrangement off the Klamath peaking facility with fixed capacity charges through 2024; (v) fixed price, fixed volume renewable energy credit sales off merchant wind facilities, (vi) sales of merchant wind farm capacity to various ISOs and (vii) sales of ancillary services (e.g., regulation and frequency response, generator imbalance, etc.) to third parties from Renewables’ Balancing Authority.
In June 2020, Renewables entered into a Payment In Lieu of Taxes (PILOT) agreement related to two of its projects with Torrance County, New Mexico. The agreement requires PILOT payments to Torrance County through 2049. The total amount of PILOT payments related to the two projects in 2021 was $1 million.
Renewables also has easement contracts which are included in the table below.

Forward purchases and sales commitments under power, gas and other arrangements as of December 31, 2021 consisted of:

Year	Purchases	Sales
	(Millions)
2022	$1,069	$227
2023	168	122
2024	111	75
2025	65	28
2026	49	37
Thereafter	971	72
Totals	$2,433	$561
Guarantee Commitments to Third Parties
As of December 31, 2021, we had approximately $483 million of standby letters of credit, surety bonds, guarantees and indemnifications outstanding, including approximately $21 million related to Vineyard Wind. We also provided a guaranty related to Renewables' commitment to contribute equity to Vineyard Wind as described in Note 22, which is in addition to the amounts above. These instruments provide financial assurance to the business and trading partners of AVANGRID, its subsidiaries and equity method investees in their normal course of business. The instruments only represent liabilities if AVANGRID or its subsidiaries fail to deliver on contractual obligations. We therefore believe it is unlikely that any material liabilities associated with these instruments will be incurred and, accordingly, as of December 31, 2021, neither we nor our subsidiaries have any liabilities recorded for these instruments.
NECEC Commitments
On January 4, 2021, CMP transferred the NECEC project to NECEC Transmission LLC, a wholly-owned subsidiary of Networks, pursuant to the terms of a transfer agreement dated November 3, 2020. Among other things, NECEC Transmission LLC and/or CMP committed to approximately $90 million of future payments to support various programs in the state of Maine, of which approximately $9 million was paid during 2021.
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
We have recorded an estimated liability of $7 million related to eleven of the twenty-six sites. We have paid remediation costs related to the remaining fifteen sites and do not expect to incur additional liabilities. Additionally, we have recorded an estimated liability of $9 million related to another twelve sites where we believe it is probable that we will incur remediation and/or monitoring costs, although we have not been notified that we are among the potentially responsible parties or that we are regulated under State Resource Conservation and Recovery Act programs. It is possible the ultimate cost to remediate these sites may be significantly more than the accrued amount. As of December 31, 2021, our estimate for costs to remediate these sites ranges from $14 million to $22 million. Factors affecting the estimated remediation amount include the remedial action plan selected, the extent of site contamination and the allocation of the clean-up costs.
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
As of December 31, 2021, our estimate for all costs related to investigation and remediation of the fifty-three sites ranges from $162 million to $276 million. Our estimate could change materially based on facts and circumstances derived from site investigations, changes in required remedial actions, changes in technology relating to remedial alternatives and changes to current laws and regulations.
Certain of our Connecticut and Massachusetts regulated gas companies own or have previously owned properties where MGPs had historically operated. MGP operations have led to contamination of soil and groundwater with petroleum hydrocarbons, benzene and metals, among other things, at these properties, the regulation and cleanup of which is regulated by the federal Resource Conservation and Recovery Act as well as other federal and state statutes and regulations. Each of the companies has or had an ownership interest in one or more such properties contaminated as a result of MGP-related activities. Under the existing regulations, the cleanup of such sites requires state and at times, federal, regulators’ involvement and approval before cleanup can commence. In certain cases, such contamination has been evaluated, characterized and remediated. In other cases, the sites have been evaluated and characterized, but not yet remediated. Finally, at some of these sites, the scope of the contamination has not yet been fully characterized; as of December 31, 2021, no liability was recorded related to these sites and no amount of loss, if any, can be reasonably estimated at this time. In the past, the companies have received approval for the recovery of MGP-related remediation expenses from customers through rates and will seek recovery in rates for ongoing MGP-related remediation expenses for all of their MGP sites.
As of December 31, 2021 and 2020, the liability associated with our MGP sites in Connecticut was $113 million and $96 million, respectively, the remediation costs of which could be significant and will be subject to a review by PURA as to whether these costs are recoverable in rates.
As of December 31, 2021 and 2020, our total recorded liability to investigate and perform remediation at all known inactive MGP sites discussed above and other sites was $303 million and $300 million, respectively. We recorded a corresponding regulatory asset, net of insurance recoveries and the amount collected from FirstEnergy, as described below, because we expect to recover the net costs in rates. Our environmental liability accruals are recorded on an undiscounted basis and are expected to be paid through the year 2082.
FirstEnergy
NYSEG and RG&E each sued FirstEnergy under the Comprehensive Environmental Response, Compensation, and Liability Act to recover environmental cleanup costs at certain former MGP sites, which are included in the discussion above. In 2011, the District Court issued a decision and order in NYSEG’s favor, which was upheld on appeal, requiring FirstEnergy to pay NYSEG for past and future clean-up costs at the sixteen sites in dispute. In 2008, the District Court issued a decision and order in RG&E's favor requiring FirstEnergy to pay RG&E for past and future clean-up costs at the two MGP sites in dispute. FirstEnergy remains liable for a substantial share of clean up expenses at the MGP sites. Based on projections as of December 31, 2021, FirstEnergy’s share of clean-up costs owed to NYSEG & RG&E is estimated at approximately $14 million and $7 million, respectively. These amounts are being treated as contingent assets and have not been recorded as either a receivable or a decrease to the environmental provision. Any recovery will be flowed through to NYSEG and RG&E customers, as applicable.
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
As of both December 31, 2021 and 2020, the amount reserved related to English Station was $22 million. Since inception, we have recorded $35 million to the reserve which has been offset with cash payments over time. We cannot predict the outcome of this matter.
Note 16. Income Taxes
The Taxpayer Certainty and Disaster Tax Relief Act of 2019 (Division Q of the Further Consolidated Appropriations Act of 2020) was signed into law in 2019 that extended the PTC and ITC options for wind facilities to 60% of the full credit for facilities commencing construction in 2020, leaving in place phased down credits for projects commencing in years prior to 2020.
The Consolidated Appropriations Act, 2021, signed into law on December 27, 2020 provides extensions to renewable income tax incentives. Onshore and offshore wind projects may now claim a 60% PTC for projects commencing construction in 2020 and 2021. In addition, offshore wind may now elect to claim a 30% ITC for projects commencing construction through 2025. Onshore wind can claim an 18% ITC for projects commencing construction in 2020 or 2021, with no ITC thereafter.
Solar projects commencing construction before 2020 may claim a 30% ITC. Solar projects that commence construction from 2020-2022 may claim a 26% ITC, projects commencing construction in 2023 may claim a 22% ITC and projects commencing thereafter may claim a 10% ITC. The ITC statutes require solar projects be completed by the end of 2025 in order to claim the applicable ITCs except for projects under the 10% credit.
The Internal Revenue Service (IRS) previously provided continuity safe harbor guidance that requires renewable projects to be completed within four years of the year construction commences. Any projects that do not meet this requirement will fall outside of the safe harbor and be subject to IRS scrutiny with regard to the date construction commenced. In 2021, the IRS provided new guidance for an extension to a period of 6 years for the Continuity Safe Harbor for projects for which construction began in 2016 through 2019 and 5 years for the Continuity Safe Harbor for projects in which construction begin in 2020. Most importantly, this new guidance for the continuity requirement is satisfied if the taxpayer demonstrates satisfaction of either the Continuous Construction or the Continuous Efforts Tests, regardless of the method that the taxpayer used to begin construction. In late December 2020, the IRS issued a notice giving onshore wind projects on federal lands, with transmission permit requirements, and offshore wind projects 10 years to complete construction.
Since early 2020, and in response to regulatory orders received in most but not all of our operating jurisdictions, we began returning to customers both protected and unprotected excess accumulated deferred income tax (ADIT) from the 2017 Tax Act. Such amounts are subject to the terms of those orders while meeting the requirements of normalization for both ARAM and RSG methodologies.

Current and deferred taxes charged to expense for the years ended December 31, 2021, 2020 and 2019 consisted of:

Years Ended December 31,	2021	2020	2019
(Millions)
Current
Federal	$6	$3	$11
State	4	9	(6)
Current taxes charged to expense	10	12	5
Deferred
Federal	49	67	164
State	72	38	58
Deferred taxes charged to expense	121	105	222
Production tax credits	(109)	(87)	(57)
Investment tax credits	(1)	(1)	(1)
Total Income Tax Expense	$21	$29	$169
The differences between tax expense per the statements of income and tax expense at the 21% statutory federal tax rate for the years ended December 31, 2021, 2020 and 2019 consisted of:

Years Ended December 31,	2021	2020	2019
(Millions)
Tax expense at federal statutory rate	$140	$119	$170
Depreciation and amortization not normalized	(19)	(13)	(23)
Investment tax credit amortization	(1)	(1)	(1)
Tax return related adjustments	—	1	(2)
Production tax credits	(109)	(87)	(57)
Tax equity financing arrangements	14	1	8
State tax expense (benefit), net of federal benefit	61	37	41
Excess ADIT amortization	(65)	(42)	—
Valuation allowance	21	12	4
Other, net	(21)	2	29
Total Income Tax Expense	$21	$29	$169

Deferred tax assets and liabilities as of December 31, 2021 and 2020 consisted of:

As of December 31,	2021	2020
(Millions)
Deferred Income Tax Liabilities (Assets)
Property related	$4,257	$4,147
Unfunded future income taxes	104	100
Federal and state tax credits	(844)	(731)
Federal and state NOL’s	(998)	(1,047)
Joint ventures/partnerships	188	167
Nontaxable grant revenue	(292)	(311)
Pension and other post-retirement benefits	1	22
Tax Act - tax on regulatory remeasurement	(352)	(382)
Valuation allowance	110	81
Other	(158)	(127)
Deferred Income Tax Liabilities	$2,016	$1,919

Deferred tax assets	$2,644	$2,598
Deferred tax liabilities	4,660	4,517
Net Accumulated Deferred Income Tax Liabilities	$2,016	$1,919
As of December 31, 2021, we had gross federal tax net operating losses of $3.6 billion, federal PTCs and ITCs, federal R&D tax credits and other federal credits of $805 million, state tax effected net operating losses of $314 million in several jurisdictions and miscellaneous state tax credits of $146 million available to carry forward and reduce future income tax liabilities. For federal purposes, we recognized a valuation allowance of $37 million, and for state purposes, we recognized a valuation allowance of $73 million. The federal net operating losses begin to expire in 2028, while the federal tax credits begin to expire in 2023. The more significant state net operating losses begin to expire in 2024.
Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that all or a portion of a tax benefit will not be realized. The valuation allowance for deferred tax assets as of December 31, 2021 and 2020 was $110 million and $81 million, respectively. Valuation allowances have been established on various federal tax credits, state net operating losses and state tax credit carryforwards. The Company has recorded a federal valuation allowance on its federal tax credit carryforwards of $37 million and has recorded a state valuation allowance on its state net operating losses and state tax credit carryforwards of $73 million. The $29 million increase in valuation allowance from 2020 to 2021 includes an increase of $21 million for additional valuation allowance on Federal tax credit carryforwards and an increase of $8 million on state net operating losses and state tax credits.
The reconciliation of unrecognized income tax benefits for the years ended December 31, 2021, 2020 and 2019 consisted of:

Years ended December 31,	2021	2020	2019
(Millions)
Beginning Balance	$127	$148	$153
Increases for tax positions related to prior years	3	11	14
Increases for tax positions related to current year	—	—	16
Decreases for tax positions related to prior years	(3)	(32)	(18)
Reduction for tax position related to settlements with taxing authorities	—	—	(17)
Ending Balance	$127	$127	$148
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
Accruals for interest and penalties on tax reserves were immaterial for the years ended December 31, 2021, 2020 and 2019. If recognized, $107 million of the total gross unrecognized tax benefits would affect the effective tax rate.

As of December 31, 2021, unrecognized tax benefits are primarily attributed to state tax matters in New York, in which a decrease could occur upon settlement of an outstanding audit during 2022.
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
As of December 31, 2021, UIL is subject to audit of its federal tax return for years 2014 through its short period 2015. UIL's short period ending in 2015 is open and subject to Connecticut audit.
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
Qualified Retirement Benefit Plans
As of December 31, 2021 and 2020, our obligations and funded status consisted of:

	Pension Benefits		Postretirement Benefits
As of December 31,	2021	2020	2021	2020
(Millions)
Change in benefit obligation
Benefit Obligation as of January 1,	$3,819	$3,669	$452	$439
Service cost	40	47	3	3
Interest cost	87	107	10	13
Plan amendments	2	7	—	—
Actuarial loss (gain)	(184)	236	(23)	29
Curtailments	(38)	(21)	—	—
Benefits paid	(239)	(226)	(34)	(32)
Benefit Obligation as of December 31,	3,487	3,819	408	452
Change in plan assets
Fair Value of Plan Assets as of January 1,	3,092	2,848	167	155
Actual return on plan assets	237	388	15	26
Employer contributions	27	84	12	18
Curtailments	(38)	(2)	—	—
Benefits paid	(239)	(226)	(67)	(32)
Fair Value of Plan Assets as of December 31,	3,079	3,092	127	167
Funded Status as of December 31,	$(408)	$(727)	$(281)	$(285)
During 2021, the pension benefit obligation had an actuarial gain of $184 million, primarily due to a $205 million gain from increases in discount rates. There were no significant gains or losses relating to the postretirement benefit obligations.
During 2020, the pension benefit obligation had an actuarial loss of $236 million, primarily due to a $276 million loss from decreases in discount rates. The only significant plan change in 2020 was an agreement to freeze the UI union pension plan. There were no significant gains or losses relating to the postretirement benefit obligations.

As of December 31, 2021 and 2020, funded status amounts recognized on our consolidated balance sheets consisted of:

	Pension Benefits		Postretirement Benefits
As of December 31,	2021	2020	2021	2020
(Millions)
Current liabilities	$—	$—	$(5)	$(5)
Non-current liabilities	(408)	(727)	(276)	(280)
Total	$(408)	$(727)	$(281)	$(285)
We have determined that Networks’ regulated operating companies are allowed to defer as regulatory assets or regulatory liabilities items that would have otherwise been recorded in accumulated OCI pursuant to the accounting requirements concerning defined benefit pension and other postretirement plans.
Amounts recognized as a component of regulatory assets or regulatory liabilities for Networks for the years ended December 31, 2021 and 2020 consisted of:

	Pension Benefits		Postretirement Benefits
Years Ended December 31,	2021	2020	2021	2020
(Millions)
Net loss (gain)	$271	$610	$(18)	$14
Prior service cost (credit)	$10	$10	$(1)	$(8)
Amounts recognized in OCI for ARHI for the years ended December 31, 2021 and 2020, consisted of:

	Pension Benefits		Postretirement Benefits
Years Ended December 31,	2021	2020	2021	2020
(Millions)
Net loss (gain)	$16	$21	$(5)	$(7)
As of December 31, 2021 and 2020, the projected benefit obligation (PBO) exceeded the fair value of pension plan assets for all qualified plans. The accumulated benefit obligation (ABO) exceeded the fair value of pension plan assets for all but one plan, as of December 31, 2021, and for all of our qualified plans, as of December 31, 2020. The aggregate PBO and ABO and the fair value of plan assets for our underfunded qualified plans consisted of:

	PBO in excess of plan assets
As of December 31,	2021	2020
(Millions)
Projected benefit obligation	$3,487	$3,819
Fair value of plan assets	$3,079	$3,092

	ABO in excess of plan assets
As of December 31,	2021	2020
(Millions)
Accumulated benefit obligation	$1,790	$3,629
Fair value of plan assets	$1,536	$3,092
As of December 31, 2021 and 2020, the accumulated postretirement benefits obligation for all qualified plans exceeded the fair value of plan assets.

Components of Networks’ net periodic benefit cost and other changes in plan assets and benefit obligations recognized in income and regulatory assets and liabilities for the years ended December 31, 2021, 2020 and 2019 consisted of:

	Pension Benefits			Postretirement Benefits
For the years ended December 31,	2021	2020	2019	2021	2020	2019
(Millions)
Net Periodic Benefit Cost:
Service cost	$39	$46	$41	$3	$3	$3
Interest cost	86	106	128	10	13	16
Expected return on plan assets	(199)	(198)	(190)	(7)	(8)	(7)
Amortization of prior service cost (benefit)	2	1	(1)	(5)	(9)	(10)
Amortization of net loss	115	124	113	2	2	1
Settlement charge	6			—
Net Periodic Benefit Cost	49	79	91	3	1	3
Other changes in plan assets and benefit obligations recognized in regulatory assets and regulatory liabilities:
Curtailments	—	(18)	—	—	—	—
Settlement charge	(6)	—	—	—	—	—
Net loss (gain)	(218)	46	80	(31)	11	13
Amortization of net loss	(115)	(124)	(113)	(2)	(2)	(1)
Current year prior service cost (credit)	2	7	(2)	1	—	—
Amortization of prior service (cost) benefit	(2)	(1)	1	5	9	10
Total Other Changes	(339)	(90)	(34)	(27)	18	22
Total Recognized	$(290)	$(11)	$57	$(24)	$19	$25
Components of ARHI’s net periodic benefit cost and other changes in plan assets and benefit obligations recognized in income and OCI for the years ended December 31, 2021, 2020 and 2019 consisted of:

	Pension Benefits			Postretirement Benefits
For the years ended December 31,	2021	2020	2019	2021	2020	2019
(Millions)
Net Periodic Benefit Cost:
Service cost	$1	$1	$1	$—	$—	$—
Interest cost	1	1	2	—	—	—
Expected return on plan assets	(2)	(2)	(2)	—	—	—
Amortization of net loss (gain)	2	2	1	(1)	(1)	(1)
Settlement charge	1	1	—	—	—	—
Net Periodic Benefit Cost	3	3	2	(1)	(1)	(1)
Other Changes in plan assets and benefit obligations recognized in OCI:
Settlement charge	(1)	—	—	(1)	—	—
Net loss (gain)	(3)	1	—	1	—	—
Amortization of net (loss) gain	(2)	(2)	(1)	1	1	1
Amortization of prior service cost	—	—	—	—	—	(2)
Total Other Changes	(6)	(1)	(1)	1	1	(1)
Total Recognized	$(3)	$2	$1	$—	$—	$(2)
The net periodic benefit cost for postretirement benefits represents the amount expensed for providing health care benefits to retirees and their eligible dependents. We include the service cost component in other operating expenses net of capitalized portion and include the components of net periodic benefit cost other than the service cost component in other expense.

The weighted-average assumptions used to determine our benefit obligations as of December 31, 2021 and 2020 consisted of:

	Pension Benefits		Postretirement Benefits
As of December 31,	2021	2020	2021	2020
Discount rate	2.85%	2.34%	2.66%	2.19%
Rate of compensation increase	3.53%	3.52%	3.50%	3.50%
Interest crediting rate	2.87%	2.87%	N/A	N/A
The discount rate is the rate at which the benefit obligations could presently be effectively settled. We determined the discount rates by developing yield curves derived from a portfolio of high grade noncallable bonds with yields that closely match the duration of the expected cash flows of our benefit obligations.
The weighted-average assumptions used to determine our net periodic benefit cost for the years ended December 31, 2021, 2020 and 2019 consisted of:

	Pension Benefits			Postretirement Benefits
Years Ended December 31,	2021	2020	2019	2021	2020	2019
Discount rate	2.34%	3.01%	3.98%	2.19%	2.99%	3.97%
Expected long-term return on plan assets	7.30%	7.30%	7.30%	4.05%	5.09%	5.08%
Rate of compensation increase	3.52%	3.66%	3.79%	3.50%	3.48%	3.50%
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
Assumed health care cost trend rates used to determine benefit obligations as of December 31, 2021 and 2020 consisted of:

As of December 31,	2021	2020
Health care cost trend rate assumed for next year	5.00%/7.00%	5.25%/7.25%
Rate to which cost trend rate is assumed to decline (ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2029 / 2025	2029 / 2025
Contributions
We make annual contributions in accordance with our funding policy of not less than the minimum amounts as required by applicable regulations. We expect to contribute $22 million and $11 million, respectively, to our pension and other postretirement benefit plans during 2022.
Estimated Future Benefit Payments
Expected benefit payments as of December 31, 2021 consisted of:

(Millions)	Pension Benefits	Postretirement Benefits
2022	$217	$30
2023	$212	$29
2024	$214	$29
2025	$213	$28
2026	$215	$27
2027 - 2031	$1,057	$122
Non-Qualified Retirement Benefit Plans
We also sponsor various unfunded pension plans for certain current employees, former employees and former directors. The total liability for these plans, which is included in Other current and Other non-current liabilities on our consolidated balance sheets, was $63 million and $59 million at December 31, 2021 and 2020, respectively.

Plan Assets
Our pension plan assets are consolidated in one master trust. A consolidated master trust provides for a uniform investment manager lineup and an efficient, cost effective means of allocating income and expenses to each plan. Our primary investment objective is to have a diversified asset allocation policy that mitigates risk and volatility while meeting or exceeding our projected expected return to ensure that current and future benefit obligations are adequately funded. Further diversification and risk mitigation is achieved within each asset class by avoiding significant concentrations in certain markets, utilizing a combination or passive and active investment managers with unique skill and expertise, a systematic allocation to various asset classes and providing broad exposure to different segments of the equity, fixed income and alternative investment markets.
Networks and ARHI have established target asset allocation policies with allowable ranges for their pension plan assets within broad categories of asset classes made up of Return-Seeking investments and Liability-Hedging/Fixed Income investments. In 2020, a streamlined investment policy was implemented, which aligned Networks target allocations to the estimated funded status of each specific plan. Return-Seeking assets range from 25%-60% and Liability-Hedging assets range from 40%-75%. Return-Seeking assets include investments in domestic, international and emerging equity real estate, global asset allocation strategies and hedge funds. Liability-Hedging investments generally consist of long-term corporate bonds, annuity contracts, long-term treasury STRIPS and opportunistic fixed income investments. Systematic rebalancing within the target ranges increases the probability that the annualized return on the investments will be enhanced, while realizing lower overall risk, should any asset categories drift outside their specified ranges.
The fair values of pension plan assets, by asset category, as of December 31, 2021, consisted of:

As of December 31, 2021		Fair Value Measurements
(Millions)	Total	Level 1	Level 2	Level 3
Asset Category
Cash and cash equivalents	$69	$20	$49	$—
U.S. government securities	298	298	—	—
Common stocks	138	138	—	—
Registered investment companies	276	276	—	—
Corporate bonds	837	—	837	—
Preferred stocks	1	1	—	—
Common collective trusts	862	—	862	—
Other, principally annuity, fixed income	51	—	51	—
	$2,532	$733	$1,799	$—
Other investments measured at net asset value	547
Total	$3,079
The fair values of pension plan assets, by asset category, as of December 31, 2020, consisted of:

As of December 31, 2020		Fair Value Measurements
(Millions)	Total	Level 1	Level 2	Level 3
Asset Category
Cash and cash equivalents	$120	$—	$120	$—
U.S. government securities	177	177	—	—
Common stocks	107	107	—	—
Registered investment companies	301	301	—	—
Corporate bonds	710	—	710	—
Preferred stocks	1	1	—	—
Common collective trusts	1,018	—	1,018	—
Other, principally annuity, fixed income	50	6	44	—
	$2,484	$592	$1,892	$—
Other investments measured at net asset value	608
Total	$3,092

Valuation Techniques
We value our pension plan assets as follows:
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
Our postretirement plan assets are consolidated with one trustee in multiple voluntary employees’ beneficiary association (VEBA) and 401(h) arrangements. The assets are invested in various asset classes to achieve sufficient diversification and mitigate risk. This is achieved for our VEBA assets by utilizing multiple institutional mutual and money market funds, which provide exposure to different segments of the securities markets. The 401(h) assets are invested alongside the Pension assets they are tied to and share the same asset allocation policy. Approximately 54% of the postretirement benefits plan assets are invested in VEBA and 401(h) arrangements that are not subject to income taxes with the remainder being invested in arrangements subject to income taxes.
In 2020, a streamlined investment policy was implemented for Networks and ARHI that aligned target allocations. Equities range from 49%-69% and Fixed Income assets range from 31-51%. Equity investments are diversified across U.S. and non-U.S. stocks, investment styles, and market capitalization ranges. Fixed Income investments are primarily invested in U.S. bonds and may also include some non-U.S. bonds. We primarily minimize the risk of large losses through diversification, but also through monitoring and managing other aspects of risk through quarterly investment portfolio reviews. Systematic rebalancing within target ranges increases the probability of increasing the projected expected return, while mitigating risk, should any asset categories drift outside their specified ranges.
The fair values of other postretirement plan assets, by asset category, as of December 31, 2021 consisted of:

As of December 31, 2021		Fair Value Measurements
(Millions)	Total	Level 1	Level 2	Level 3
Asset Category
Cash and cash equivalents	$5	$—	$5	$—
U.S. government securities	1	1	—	—
Common stocks	1	1	—	—
Registered investment companies	101	101	—	—
Corporate bonds	3	—	3	—
Preferred stocks	—	—	—	—
Common collective trusts	5	—	5	—
Other, principally annuity, fixed income	9	—	9	—
	$125	$103	$22	$—
Other investments measured at net asset value	2
Total	$127

The fair values of other postretirement plan assets, by asset category, as of December 31, 2020 consisted of:

As of December 31, 2020		Fair Value Measurements
(Millions)	Total	Level 1	Level 2	Level 3
Asset Category
Cash and cash equivalents	$6	$—	$6	$—
U.S. government securities	1	1	—	—
Registered investment companies	141	141	—	—
Corporate bonds	3	—	3	—
Common collective trusts	4	—	4	—
Other, principally annuity, fixed income	9	—	9	—
	$164	$142	$22	$—
Other investments measured at net asset value	3
Total	$167
Valuation Techniques
We value our postretirement plan assets as follows:
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
Pension and postretirement benefit plan equity securities did not include any Iberdrola common stock as of both December 31, 2021 and 2020.
Defined contribution plans
We also have defined contribution plans defined as 401(k)s for all eligible AVANGRID employees. There are various match formulas depending on years of service, age and pension plan closure/freeze date. For the years ended December 31, 2021, 2020 and 2019, the annual contributions we made to these plans was $58 million, $49 million and $40 million, respectively.
Note 18. Equity
As of December 31, 2021 and 2020, we had 112,543 and 413,782 shares of common stock held in trust, respectively, and no convertible preferred shares outstanding. During the years ended December 31, 2021 and 2020, we issued 77,883,713 and 42,777 shares of common stock, respectively, and released 301,239 and 72,028 shares of common stock held in trust, respectively, each having a par value of $0.01. See Note 1 for information on our May 2021 equity issuance.
We maintain a repurchase agreement with J.P. Morgan Securities, LLC. (JPM), pursuant to which JPM will, from time to time, acquire, on behalf of AVANGRID, shares of common stock of AVANGRID. The purpose of the stock repurchase program is to allow AVANGRID to maintain Iberdrola's target relative ownership percentage at 81.5%. The stock repurchase program may be suspended or discontinued at any time upon notice. In 2021, 694,148 shares were repurchased pursuant to the stock repurchase program primarily as an advanced re-purchase to hedge a portion of the anticipated payouts under AVANGRID stock based compensation plans. As of December 31, 2021, a total of 997,983 shares have been repurchased in the open market, all of which are included as AVANGRID treasury shares. As of December 31, 2021, the total cost of all repurchases, including commissions, was $47 million.
Accumulated OCI (Loss)
Accumulated OCI (Loss) for the years ended December 31, 2021, 2020 and 2019 consisted of:

Accumulated Other Comprehensive Income (Loss)	As of December 31, 2018	Adoption of new accounting standard	2019 Change	As of December 31, 2019	2020 Change	As of December 31, 2020	2021 Change	As of December 31, 2021
(Millions)
Change in revaluation of defined benefit plans, net of income tax expense (benefit) of $0 for 2019, $0 for 2020 and $0 for 2021	$(11)	$(2)	$1	$(12)	$—	$(12)	$2	$(10)
Loss (gain) for nonqualified pension plans, net of income tax expense (benefit) of $(1) for 2019, $3 for 2020 and $(1) for 2021	(6)	—	(1)	(7)	(13)	(20)	(8)	(28)
Unrealized loss from equity method investment, net of income tax benefit of $(3) for 2021 (a)	$—	$—	$—	$—	$—	$—	$(9)	$(9)
Unrealized (loss) gain on derivatives qualifying as cash flow hedges:
Unrealized loss during period on derivatives qualifying as cash flow hedges, net of income tax expense (benefit) of $(9) for 2019, $(7) for 2020 and $(44) for 2021	9	—	(22)	(13)	(22)	(35)	(159)	(194)
Reclassification to net income of losses (gains) on cash flow hedges, net of income tax expense (benefit) of $3 for 2019, $2 for 2020 and $(3) for 2021 (b)	(64)	(10)	11	(63)	19	(44)	12	(32)
Loss on derivatives qualifying as cash flow hedges	(55)	(10)	(11)	(76)	(3)	(79)	(147)	(226)
Accumulated Other Comprehensive Loss	$(72)	$(12)	$(11)	$(95)	$(16)	$(111)	$(162)	$(273)
(a)Foreign currency and interest rate contracts.
(b)Reclassification is reflected in the operating expenses and interest expense, net of capitalization line items in our consolidated statements of income.
Note 19. Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to AVANGRID by the weighted-average number of shares of our common stock outstanding.
The calculations of basic and diluted earnings per share attributable to AVANGRID for the years ended December 31, 2021, 2020 and 2019, respectively, consisted of:

Years Ended December 31,	2021	2020	2019
(Millions, except for number of shares and per share data)
Numerator:
Net income attributable to AVANGRID	$707	$581	$667
Denominator:
Weighted average number of shares outstanding - basic	358,086,621	309,494,939	309,491,082
Weighted average number of shares outstanding - diluted	358,578,608	309,559,387	309,514,910
Earnings per share attributable to AVANGRID
Earnings Per Common Share, Basic	$1.97	$1.88	$2.16
Earnings Per Common Share, Diluted	$1.97	$1.88	$2.16

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
On February 5, 2021, we closed on the final TEF agreement for Aeolus Wind Power VII, LLC (Aeolus VII) in a non-cash transaction. The four Aeolus VII wind farms total 688 MW of wind power. On September 9, 2021, we sold an additional TEF interest in Aeolus VII for $131 million. The $8 million difference between the amount received and the $139 million noncontrolling interest recognized was recorded as an adjustment to equity because there was no change in control as a result of the transaction. On November 4, 2021, we sold a TEF interest in Aeolus Wind Power VIII, LLC (Aeolus VIII) for $199 million, of which $8 million is held in escrow until certain conditions are met.
As of December 31, 2021, the assets and liabilities of the VIEs totaled approximately $2,039 million and $119 million, respectively. As of December 31, 2020, the assets and liabilities of VIEs totaled approximately $1,713 million and $107 million, respectively. At both December 31, 2021 and 2020, the assets and liabilities of the VIEs consisted primarily of property, plant and equipment.
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
At December 31, 2021, El Cabo Wind, LLC (El Cabo), Patriot Wind Farm LLC (Patriot), Aeolus VII and Aeolus VIII are our consolidated VIEs.
Our El Cabo, Patriot, Aeolus VII and Aeolus VIII interests are not subject to any rights of investors that may restrict our ability to access or use the assets or to settle any existing liabilities associated with the interests.
See Note 22 - Equity Method Investments for information on our VIE we do not consolidate.
Note 21. Grants, Government Incentives and Deferred Income
The changes in deferred income as of December 31, 2021 and 2020 consisted of:

(Millions)	Government grants	Other deferred income	Total
As of December 31, 2019	$1,258	$16	$1,274
Disposals	(2)	—	(2)
Recognized in income	(66)	(2)	(68)
As of December 31, 2020	1,190	14	1,204
Disposals	—	—	—
Recognized in income	(65)	(9)	(74)
As of December 31, 2021	$1,125	$5	$1,130

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
We are required to comply with certain terms and conditions applicable to each grant and, if a disqualifying event should occur as specified in the grant’s terms and conditions, we are required to repay the grant funds to the DOT. We believe we are in compliance with each grant’s terms and conditions as of December 31, 2021 and 2020.
Note 22. Equity Method Investments
On December 16, 2020, Renewables sold a 85% ownership interest in a wind farm located in South Dakota (Tatanka) to WEC Infrastructure involving total consideration of $238 million, excluding closing costs, and recognized a gain of $12 million, net of tax. The pre-tax gain of $16 million is included in "Other income (expense)" in our consolidated statements of income. Our retained investment in Tatanka of $24 million was valued based on an enterprise value of $298 million and applying an effective percentage of economic benefits retained of 7.97%, which was derived from a DCF model similar to the model used for Goodwill as described in Note 7. The net gain includes $4 million related to the remeasurement of our retained investment in Tatanka. The transaction was accounted for as a sale of assets and resulted in a loss of control. The retained 15% ownership interest is accounted for as an equity method investment. As of December 31, 2021, and 2020, the carrying value of our Tatanka investment was $23 million and $24 million, respectively.
On December 13, 2019, Renewables transferred a 50% ownership interest in a wind farm and a solar project located in Arizona (Poseidon) to Axium involving total consideration of $112 million, excluding closing costs, and recognized a gain of $96 million, net of tax. The pre-tax gain of $134 million is included in "Other income (expense)" in our consolidated statements of income. The net gain includes $50 million related to the remeasurement of our retained investment in Poseidon which was valued based on the consideration received in the transaction. The transaction was accounted for as the sale of a business and resulted in a loss of control. The retained 50% ownership interest is accounted for as an equity method investment. As of December 31, 2021 and 2020, the carrying value of our Poseidon investment was $96 million and $104 million, respectively.
In December 2018, Renewables sold 80% of our wholly owned subsidiary, Coyote Ridge Wind, LLC (Coyote Ridge), including substantially all of the related tax benefits, to WEC Infrastructure in exchange for $144 million of total proceeds with $84 million received in 2019 to complete the transaction. We recorded a gain of $4 million and $10 million from this transaction in “Other expense" in our consolidated statements of income for the years ended December 31, 2019 and 2018, respectively. We account for the remaining 20% membership interest under the equity method of accounting. As of December 31, 2021 and 2020, the carrying amount of our Coyote Ridge investment was $15 million and $16 million, respectively.
Renewables has two 50-50 joint ventures with Horizon Wind Energy, LLC, which own and operate the Flat Rock Windpower LLC (Flat Rock I) and the Flat Rock Wind Power II LLC (Flat Rock II) wind farms located in upstate New York. Flat Rock I has a 231 MW capacity and Flat Rock II has a 91 MW capacity. We account for the Flat Rock joint ventures under the equity method of accounting. As of December 31, 2021 and 2020, the carrying amount of Flat Rock I was $93 million and $98 million, respectively, and Flat Rock II was $44 million and $47 million, respectively.
Renewables holds a 50% voting interest in Vineyard Wind, LLC (Vineyard Wind), a joint venture with Copenhagen Infrastructure Partners (CIP). Vineyard Wind has acquired easements from the U.S. Bureau of Ocean Energy Management (BOEM) containing the rights to develop offshore wind generation. The first easement area acquired was Lease Area 501 which contains 166,886 acres located southeast of Martha's Vineyard. Lease Area 501 was subsequently divided in 2021 creating Lease Area 534. In 2018, Vineyard Wind was selected by the Massachusetts Electric Distribution Companies (EDCs) to construct and operate Vineyard Wind’s proposed 800 MW wind farm (Vineyard Wind 1) and electricity transmission project pursuant to the Massachusetts Green Communities Act Section 83C RFP for offshore wind energy projects. The Vineyard Wind 1 project will be located on Lease Area 501. In December 2019, DEEP selected Vineyard Wind to provide 804 MW of offshore wind through the development of its Park City Wind Project, which will be located on Lease area 534. In addition, in December 2021 Vineyard Wind’s Commonwealth Wind project, which will also be located on Lease Area 534 was selected as part of Massachusetts’ third offshore wind competitive procurement process. The Commonwealth Wind’s proposed 1,232 MW wind farm will deliver clean energy to the residents of Massachusetts primarily through contracts with the electric distribution companies in the state, subject to finalization of the power purchase agreements with the electric distribution companies.

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
On September 15, 2021, Vineyard Wind closed on construction financing for the Vineyard Wind 1 project. Concurrently, Renewables entered into a credit agreement with certain banks to provide future term loans and letters of credit up to a maximum of approximately $1.2 billion to finance a portion of its share of the cost of Vineyard Wind 1 at the maturity of the Vineyard Wind 1 project construction loan. Any term loans mature by October 15, 2031, subject to certain extension provisions. Renewables also entered into an Equity Contribution Agreement in which Renewables agreed to, among other things, make certain equity contributions to fund certain costs of developing and constructing the Vineyard Wind 1 project in accordance with the credit agreement. In addition, we issued a guaranty up to $827 million for Renewables' equity contributions under the Equity Contribution Agreement. As part of the Vineyard Wind 1 financial close, $152 million of Renewables prior contributions to Vineyard Wind were returned.
Vineyard Wind is considered a VIE because it cannot finance its activities without additional support from its owners or third-parties. Renewables is not the primary beneficiary since it does not have a controlling interest in Vineyard Wind, and therefore we do not consolidate Vineyard Wind. As of December 31, 2021 and 2020, the carrying amount of Renewables' investment in Vineyard Wind was $141 million and $245 million, respectively.
On September 15, 2021, Renewables entered into an agreement with CIP to restructure Vineyard Wind, which closed on January 10, 2022. Following the restructuring agreement closing, Vineyard Wind 1 remains a 50-50 joint venture, Renewables has full ownership of the project company containing Lease Area 534, including the Park City Wind and Commonwealth Wind projects along with any remaining non-contracted area in Lease Area 534, and CIP has full ownership of the project company containing Lease Area 522. The consideration exchanged resulted in Renewables making a payment of approximately $168 million to CIP, and Renewables will recognize a gain ranging from $175 million to $200 million in 2022, driven by the increase in the market value of the leases and related development activities over its carrying value. The purchase price accounting is preliminary and subject to change.
Networks is a party to a 50-50 joint venture with Clearway Energy, Inc. in GenConn, which operates two peaking generation plants in Connecticut. The investment in GenConn is accounted for as an equity investment. As of December 31, 2021 and 2020, the carrying value of our GenConn investment was $99 million and $104 million, respectively.
Networks holds an approximate 20% ownership interest in New York TransCo. Through New York TransCo, Networks has formed a partnership with Central Hudson Gas and Electric Corporation, Consolidated Edison, Inc., National Grid, plc and Orange and Rockland Utilities, Inc. to develop a portfolio of interconnected transmission lines and substations to fulfill the objectives of the New York energy highway initiative, which is a proposal to install up to 3,200 MW of new electric generation and transmission capacity in order to deliver more power generated from upstate New York power plants to downstate New York. On April 8, 2019, New York Transco was selected as the developer for Segment B of the AC Transmission Public Policy Project by the NYISO. The selected project, New York Energy Solution (NYES), replaces nearly 80-year old transmission assets located in the upper to mid-Hudson Valley with streamlined, modernized technology, to enable surplus clean energy resources in upstate New York and help achieve the State’s energy goals. The total project cost is $600 million plus interconnection costs. New York Transco is subject to regulatory approval of its rates, terms and conditions with the FERC. As of both December 31, 2021 and 2020, the amount receivable from New York TransCo was $0. The investment in New York TransCo is accounted for as an equity investment. As of December 31, 2021 and 2020, the carrying value of our New York TransCo investment was $49 million and $30 million, respectively.
None of our joint ventures have any contingent liabilities or capital commitments, except for those disclosed above. Distributions received from equity method investments, excluding the return of capital as part of the Vineyard Wind 1 financial close disclosed above, amounted to $21 million, $22 million and $17 million for the years ended December 31, 2021, 2020 and 2019 respectively, which are reflected as either distributions of earnings or as returns of capital in the operating and investing sections of the consolidated statements of cash flows, respectively. In addition, during the years ended December 31, 2021, 2020 and 2019, we received $11 million, $14 million and $9 million of distributions in RECs from our equity method investments. As of December 31, 2021, there was $10 million of undistributed earnings from our equity method investments. Capitalized interest costs related to equity method investments were $6 million, $8 million and $7 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Note 23. Other Financial Statements Items

Other income (expense)
Other income (expense) for the years ended December 31, 2021, 2020 and 2019 consisted of:

Years ended December 31,	2021	2020	2019
(Millions)
Gain on sale of assets (a)	$—	$20	$148
Allowance for funds used during construction	88	56	46
Carrying costs on regulatory assets	17	28	21
Non-service component of net periodic benefit cost	(37)	(62)	(79)
Other	(8)	(24)	(15)
Total Other Income (Expense)	$60	$18	$121
(a) 2020 includes a $16 million gain from the Tatanka sale and 2019 includes a $134 million gain from the Poseidon sale (see Note 22).
Accounts receivable and unbilled revenues, net
Accounts receivable and unbilled revenues, net as of December 31, 2021 and 2020 consisted of:

As of December 31,	2021	2020
(Millions)
Trade receivables and unbilled revenues	$1,420	$1,295
Allowance for credit losses	(151)	(108)
Total Accounts receivable and unbilled revenues, net	$1,269	$1,187
The change in the allowance for credit losses as of December 31, 2021 and 2020 consisted of:

(Millions)
As of December 31, 2018	$62
Current period provision	92
Write-off as uncollectible	(85)
As of December 31, 2019	$69
Current period provision	83
Write-off as uncollectible	(44)
As of December 31, 2020	$108
Current period provision	110
Write-off as uncollectible	(67)
As of December 31, 2021	$151
DPA receivable balances were $108 million and $78 million as of December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, our allowance for credit losses for DPAs was $68 million and $48 million, respectively.
Prepayments and Other Current Assets
Prepayments and other current assets as of December 31, 2021 and 2020 consisted of:

As of December 31,	2021	2020
(Millions)
Prepaid other taxes	$95	$135
Short-term investment (a)	—	300
Broker margin and collateral accounts	87	30
Other pledged deposits	4	2
Prepaid expenses	58	41
Other	1	17
Total	$245	$525
(a) Short-term investment from proceeds of the Iberdrola Loan.

Other current liabilities
Other current liabilities as of December 31, 2021 and 2020 consisted of:

As of December 31,	2021	2020
(Millions)
Advances received	$204	$141
Accrued salaries	127	109
Short-term environmental provisions	52	49
Collateral deposits received	58	42
Pension and other postretirement	5	5
Finance leases	4	8
Other	34	14
Total	$484	$368
Disposition
On May 13, 2021, Renewables sold 100% of its ownership interest in two solar projects located in Nevada to Primergy Hot Pot Holdings LLC for total consideration of $35 million and recognized a gain of $11 million, net of tax. The pre-tax gain of $15 million is recorded in "Operating revenues" in our consolidated statements of income. The total consideration includes variable consideration that Renewables could receive based on the achievement of certain regulatory and project development milestones. The transaction was accounted for as an asset sale.
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
The chief operating decision maker evaluates segment performance based on segment adjusted net income defined as net income adjusted to exclude restructuring charges, mark-to-market earnings from changes in the fair value of derivative instruments, accelerated depreciation derived from repowering of wind farms, a legal settlement, costs incurred in connection with the COVID-19 pandemic and costs incurred related to the PNMR Merger.
Products and services are sold between reportable segments and affiliate companies at cost. Segment income, expense and assets presented in the accompanying tables include all intercompany transactions that are eliminated in our consolidated financial statements. Refer to Note 4 - Revenue for more detailed information on revenue by segment.

Segment information as of and for the year ended December 31, 2021 consisted of:

For the year ended December 31, 2021	Networks	Renewables	Other(a)	AVANGRID Consolidated
(Millions)
Revenue - external	$5,753	$1,220	$1	$6,974
Revenue - intersegment	1	—	(1)	—
Depreciation and amortization	616	397	1	1,014
Operating income	876	26	(7)	895
Earnings (losses) from equity method investments	12	(5)	—	7
Interest expense, net of capitalization	217	1	80	298
Income tax expense (benefit)	98	(48)	(29)	21
Capital expenditures	2,294	680	2	2,976
Adjusted net income	661	170	(51)	780
As of December 31, 2021
Property, plant and equipment	18,737	10,118	11	28,866
Equity method investments	148	412	—	560
Total assets	$26,126	$12,578	$800	$39,504
(a)Includes Corporate and intersegment eliminations.
Segment information as of and for the year ended December 31, 2020 consisted of:

For the year ended December 31, 2020	Networks	Renewables	Other(a)	AVANGRID Consolidated
(Millions)
Revenue - external	$5,187	$1,132	$1	$6,320
Revenue - intersegment	1	—	(1)	—
Depreciation and amortization	592	394	1	987
Operating income	877	(16)	8	869
Earnings (losses) from equity method investments	10	(13)	—	(3)
Interest expense, net of capitalization	234	7	75	316
Income tax expense (benefit)	120	(80)	(11)	29
Capital expenditures	1,838	943	—	2,781
Adjusted net income	568	115	(58)	625
As of December 31, 2020
Property, plant and equipment	17,079	9,662	10	26,751
Equity method investments	134	534	—	668
Total assets	$24,592	$12,867	$364	$37,823
(a)Includes Corporate and intersegment eliminations.

Segment information for the year ended December 31, 2019 consisted of:

For the year ended December 31, 2019	Networks	Renewables	Other (a)	AVANGRID Consolidated
(Millions)
Revenue - external	$5,150	$1,184	$2	$6,336
Revenue - intersegment	14	—	(14)	—
Depreciation and amortization	549	383	1	933
Operating income	890	93	15	998
Earnings (losses) from equity method investments	11	(8)	—	3
Interest expense, net of capitalization	269	14	27	310
Income tax expense (benefit)	152	28	(11)	169
Capital expenditures	1,610	1,122	3	2,735
Adjusted net income	$465	$193	$(17)	$640
(a)Includes Corporate and intersegment eliminations.
Reconciliation of Adjusted Net Income to Net Income attributable to AVANGRID for the years ended December 31, 2021, 2020 and 2019 is as follows:

Years Ended December 31,	2021	2020	2019
(Millions)
Adjusted Net Income Attributable to Avangrid, Inc.	$780	$625	$640
Adjustments:
Mark-to-market adjustments - Renewables (1)	(53)	(5)	76
Restructuring charges (2)	—	(6)	(6)
Accelerated depreciation from repowering (3)	—	(9)	(33)
Impact of COVID-19 (4)	(34)	(29)	—
Merger costs (5)	(12)	(6)	—
Legal settlement - Gas storage (6)	—	(5)	—
Income tax impact of adjustments	26	16	(10)
Net Income Attributable to Avangrid, Inc.	$707	$581	$667
(1)Mark-to-market earnings relates to earnings impacts from changes in the fair value of Renewables' derivative instruments associated with electricity and natural gas.
(2)Restructuring and severance related charges relate to costs to implement an initiative to mitigate costs and achieve sustainable growth.
(3)Represents the amount of accelerated depreciation derived from repowering wind farms in Renewables.
(4)Represents costs incurred in connection with the COVID-19 pandemic, mainly related to bad debt provisions.
(5)Pre-merger costs incurred.
(6)Removal of the impact from Gas activity in the reconciliation to AVANGRID Net Income.
Note 25. Related Party Transactions
We engage in related party transactions that are generally billed at cost and in accordance with applicable state and federal commission regulations.

Related party transactions for the years ended December 31, 2021, 2020 and 2019, respectively, consisted of:

Years Ended December 31,	2021		2020		2019
(Millions)	Sales To	Purchases From	Sales To	Purchases From	Sales To	Purchases From
Iberdrola, S.A.	$—	$(52)	$1	$(43)	$1	$(42)
Iberdrola Renovables Energia, S.L.	$—	$(10)	$—	$(9)	$—	$(9)
Iberdrola Financiación, S.A.	$—	$(9)	$—	$(7)	$—	$(3)
Vineyard Wind	$14	$—	$9	$—	$13	$—
Iberdrola Solutions	$7	$(39)	$2	$—	$1	$—
Other	$2	$(3)	$—	$—	$1	$(3)
In addition to the statements of income items above, we made purchases of turbines for wind farms from Siemens-Gamesa, in which Iberdrola had an 8.1% ownership interest until Iberdrola sold its interest in February 2020. After the sale, the turbine purchases are no longer considered related party transactions. The amounts capitalized for transactions while Siemens-Gamesa was considered a related party was $11 million for the year ended December 31, 2020.
Related party balances as of December 31, 2021 and 2020, respectively, consisted of:

As of December 31,	2021		2020
(Millions)	Owed By	Owed To	Owed By	Owed To
Iberdrola, S.A.	$3	$(43)	$2	$(43)
Iberdrola Financiacion	$—	$(9)	$—	$(6)
Vineyard Wind	$8	$(8)	$4	$—
Iberdrola Solutions	$—	$(2)	$5	$—
Other	$—	$(1)	$1	$(1)
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
AVANGRID optimizes its liquidity position as part of the Iberdrola Group and is a party to a liquidity agreement with a financial institution, along with certain members of the Iberdrola Group. Cash surpluses remaining after meeting the liquidity requirements of AVANGRID and its subsidiaries may be deposited at the financial institution. Deposits, or credit balances, serve as collateral against the debit balances of other parties to the liquidity agreement. The balance at both December 31, 2021 and 2020 was $0.
AVANGRID has a credit facility with Iberdrola Financiacion, S.A.U., a company of the Iberdrola Group. The facility has a limit of $500 million and matures on June 18, 2023. AVANGRID pays a facility fee of 10.5 basis points annually on the facility. As of both December 31, 2021 and 2020, there was no outstanding amount under this credit facility.
We have a bi-lateral demand note agreement with Iberdrola Solutions, LLC, which had notes payable and notes receivable balances of $2 million and $5 million for the years ended December 31, 2021 and 2020, respectively. Renewables also had financial forward power contracts with Iberdrola Solutions to hedge Renewables' uncontracted wind exposure in Texas.
See Note 22 - Equity Method Investments for more information on transactions with our equity method investees.
There have been no guarantees provided or received for any related party receivables or payables. These balances are unsecured and are typically settled in cash. Interest is not charged on regular business transactions but is charged on outstanding loan balances. There have been no impairments or provisions made against any affiliated balances.
Note 26. Stock-Based Compensation
The Avangrid, Inc. Amended and Restated Omnibus Incentive Plan (the Plan) provides for, among other things, the issuance of performance stock units (PSUs), restricted stock units (RSUs) and phantom share units (Phantom Shares). As of December 31, 2021, the total number of shares authorized for stock-based compensation plans was 2,500,000.

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
During 2021, 1,336,787 PSUs, were granted to certain officers and employees of AVANGRID with achievement measured based on certain performance and market-based metrics for the 2021 to 2022 performance period. The PSUs will be payable in three equal installments, net of applicable taxes, in 2023, 2024 and 2025. The fair value of the PSUs on the grant date was $36.22 per share. The fair value of the PSUs was determined using valuation techniques to forecast possible future stock prices, applying a weighted average historical stock price volatility of AVANGRID and industry companies, a risk-free rate of interest that is equal, as of the grant date, to the yield of the zero-coupon U.S. Treasury bill and a reduction for the respective dividend yield calculated based on the most recently quarterly dividend payment and the stock price as of the grant date. The expense is recognized on a straight-line basis over the requisite service period of approximately four years based on expected achievement.
Restricted Stock Units
In June and October 2018, pursuant to the Avangrid, Inc. Omnibus Incentive Plan two restricted stock units (RSUs) awards of 60,000 and 8,000 RSUs, respectively, were granted to certain officers of AVANGRID. The RSUs vested in full in one installment in June and December 2020, respectively for each award. The fair value on the grant date was determined based on a price of $50.40 per share for the June 2018 awards and $47.59 per share for the October 2018 awards. In June 2020, 60,000 RSUs, plus dividend equivalents accrued through the vesting period, were settled for $3 million in cash. In March 2021, the October 2018 RSU grant was settled, net of applicable taxes, by issuing 5,953 shares of common stock.
In August 2020, 5,000 RSUs were granted to an officer of AVANGRID. The RSUs vest in three equal installments in 2021, 2022 and 2023, provided that the grantee remains continuously employed with AVANGRID through the applicable vesting dates. The fair value on the grant date was determined based on a price of $48.99 per share. In February 2021, the first installment of the RSU grant was settled by issuing 1,697 shares of common stock. In October 2021, this RSU grant was cancelled and the remaining unvested RSUs were forfeited.
In March 2021, 5,000 RSUs were granted to an officer of AVANGRID. The RSUs vest in full in one installment in March 2023, provided that the grantee remains continuously employed with AVANGRID through the applicable vesting date. The fair value on the grant date was determined based on a price of $48.83 per share.
In June 2021, 17,500 RSUs were granted to an officer of AVANGRID with immediate vesting. The fair value on the grant date was determined based on a price of $53.59 per share. The RSU grant was settled, net of applicable taxes, by issuing 9,390 shares of common stock.
In January 2022, 17,500 RSUs were granted to an officer of AVANGRID with immediate vesting. The fair value on the grant date was determined based on a price of 48.16 per share. The RSU grant was settled, net of applicable taxes, by issuing 9,390 shares of common stock.
Phantom Share Units
In March 2020, 167,060 Phantom Shares were granted to certain AVANGRID executives and employees. These awards will vest in three equal installments in 2020, 2021 and 2022 and will be settled in a cash amount equal to the number of Phantom Shares multiplied by the closing share price of AVANGRID’s common stock on the respective vesting dates, subject to continued employment. The liability of these awards is measured based on the closing share price of AVANGRID’s common stock at each reporting date until the date of settlement. In both June 2020 and March 2021, $2 million was paid to settle, respectively, the first and the second installments under this plan. As of both December 31, 2021 and 2020, the total liability was $2 million, which is included in other current and non-current liabilities.
The total stock-based compensation expense, which is included in "Operations and maintenance" of our consolidated statements of income for the years ended December 31, 2021, 2020 and 2019 was $18 million, $14 million and $3 million, respectively. The total income tax benefits recognized for stock-based compensation arrangements for each of the years ended December 31, 2021, 2020 and 2019, were $5 million, $4 million and $1 million, respectively.
A summary of the status of the AVANGRID's nonvested PSUs and RSUs as of December 31, 2021, and changes during the fiscal year ended December 31, 2021, is presented below:

	Number of PSUs and RSUs	Weighted Average Grant Date Fair Value
Nonvested Balance – December 31, 2020	142,167	$32.42
Granted	1,359,516	$36.49
Forfeited	(90,603)	$36.63
Vested	(87,751)	$47.70
Nonvested Balance – December 31, 2021	1,323,328	$36.05
As of December 31, 2021, total unrecognized costs for non-vested PSUs, RSUs and Phantom Shares was $25 million. The weighted-average period over which the PSU, RSU and Phantom Shares costs will be recognized is approximately 3 years.
The weighted-average grant date fair value of PSUs and RSUs granted during the year was $36.49 per share for the year ended December 31, 2021.
Note 27. Subsequent events
On February 16, 2022, the board of directors of AVANGRID declared a quarterly dividend of $0.44 per share on its common stock. This dividend is payable on April 1, 2022 to shareholders of record at the close of business on March 1, 2022.
On January 10, 2022 Renewables closed an agreement with CIP to restructure Vineyard Wind. See Note 22 - Equity Method Investments for more information on this transaction.

Schedule I –Financial Statements of Parent
AVANGRID, INC. (PARENT)
CONDENSED FINANCIAL INFORMATION OF PARENT
STATEMENTS OF INCOME
FOR THE YEARS ENDED December 31, 2021, 2020 AND 2019

Years Ended December 31,	2021	2020	2019
(Millions)
Operating Revenues	$—	$—	$—
Operating Expenses
Operating expense	19	10	3
Taxes other than income taxes	(11)	(11)	(12)
Total Operating Expenses	8	(1)	(9)
Operating (Loss) Income	(8)	1	9
Other Income
Other income	22	35	59
Equity earnings of subsidiaries	756	641	678
Interest expense	(93)	(109)	(93)
Income Before Income Tax	677	568	653
Income tax benefit	(30)	(13)	(14)
Net Income	$707	$581	$667
See accompanying notes to Schedule I.

Schedule I –Financial Statements of Parent
AVANGRID, INC. (PARENT)
CONDENSED FINANCIAL INFORMATION OF PARENT
STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED December 31, 2021, 2020, AND 2019

Years Ended December 31,	2021	2020	2019
(Millions)
Net Income	$707	$581	$667
Other comprehensive loss of subsidiaries	(162)	(16)	(11)
Comprehensive Income	$545	$565	$656
See accompanying notes to Schedule I.

Schedule I –Financial Statements of Parent
AVANGRID, INC. (PARENT)
CONDENSED FINANCIAL INFORMATION OF PARENT
BALANCE SHEETS
AS OF December 31, 2021 AND 2020

As of December 31,	2021	2020
(Millions)
Assets
Current Assets
Cash and cash equivalents	$1,424	$1,438
Accounts receivable from subsidiaries	128	124
Notes receivable from subsidiaries	1,475	1,489
Prepayments and other current assets	52	357
Total current assets	3,079	3,408
Investments in subsidiaries	18,500	18,356
Other assets
Deferred income taxes	413	388
Other	3	3
Total other assets	416	391
Total Assets	$21,995	$22,155
Liabilities
Current Liabilities
Notes payable	—	308
Notes payable to subsidiaries	643	1,375
Accounts payable and accrued liabilities	3	12
Accounts payable to subsidiaries	9	9
Interest accrued	9	9
Interest accrued subsidiaries	1	10
Dividends payable	170	136
Total current liabilities	835	1,859

Derivative liabilities	19	—
Non-current debt	2,065	2,087
Non-current debt with affiliate	—	3,000
Total non-current liabilities	2,084	5,087
Total Liabilities	2,919	6,946
Equity
Stockholders' Equity:
Common stock	3	3
Additional paid-in capital	17,679	13,665
Treasury stock	(47)	(14)
Retained earnings	1,714	1,666
Accumulated other comprehensive loss	(273)	(111)
Total Equity	19,076	15,209
Total Liabilities and Equity	$21,995	$22,155
See accompanying notes to Schedule I.

Schedule I –Financial Statements of Parent
AVANGRID, INC. (PARENT)
CONDENSED FINANCIAL INFORMATION OF PARENT
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED December 31, 2021, 2020, AND 2019

Years Ended December 31,	2021	2020	2019
(Millions)
Net Cash used in Operating Activities	$(397)	$(142)	$(1,299)
Cash Flow from Investing Activities
Notes receivable from subsidiaries	130	(73)	633
Investments in subsidiaries	(1,026)	(591)	(399)
Return of capital from investments in subsidiaries	1,122	419	433
Other investments	300	(300)	—
Net Cash provided by (used in) Investing Activities	526	(545)	667
Cash Flow from Financing Activities
(Repayments) receipts of short-term notes payable from subsidiaries, net	(186)	(14)	107
Repayments of short-term notes payable	(309)	(253)	(27)
Proceeds from non-current debt	—	744	1,243
(Repayments) proceeds from non-current debt with affiliate	(3,000)	3,000	—
Repayments of non-current debt	—	(950)	—
Repurchase of common stock	(33)	(2)	—
Issuance of common stock	3,998	(1)	—
Dividends paid	(613)	(545)	(545)
Net Cash (used in) provided by Financing Activities	(143)	1,979	778
Net (Decrease) Increase in Cash and Cash Equivalents	(14)	1,292	146
Cash and Cash Equivalents, Beginning of Year	1,438	146	—
Cash and Cash Equivalents, End of Year	$1,424	$1,438	$146

Supplemental Cash Flow Information
Cash paid for interest	$74	$111	$85
Cash paid (refunded) payment for income taxes	$(15)	$65	$43
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
AVANGRID files a consolidated federal income tax return that includes the taxable income or loss of all our subsidiaries. Each subsidiary company is treated as a member of the consolidated group and determines its current and deferred taxes separately and settles its current tax liability or benefit each year directly with AVANGRID pursuant to a tax sharing agreement between AVANGRID and our members.
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
Consummation of the Merger (Closing) is subject to the satisfaction or waiver of certain customary closing conditions, including, without limitation, the approval of the Merger Agreement by the holders of at least a majority of the outstanding shares of PNMR common stock entitled to vote thereon, the absence of any material adverse effect on PNMR, the receipt of certain required regulatory approvals (including approvals from the Public Utility Commission of Texas (PUCT), the New Mexico Public Regulation Commission (NMPRC), the Federal Energy Regulatory Commission (FERC), the Federal Communications Commission (FCC), the Committee on Foreign Investment in the United States (CFIUS), the Nuclear Regulatory Commission (NRC) and approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976), the Four Corners Divestiture Agreements (as defined below) being in full force and effect and all applicable regulatory filings associated therewith being made, as well as holders of no more than 15% of the outstanding shares of PNMR common stock validly exercising their dissenters’ rights. On February 12, 2021, the shareholders of PNMR approved the proposed Merger. As of November 1, the Merger had obtained all regulatory approvals other than from the NMPRC. On November 1, 2021, after public hearing and briefing on the matter, the hearing examiner in the Merger proceeding at the NMPRC issued an unfavorable recommendation related to the amended stipulated agreement entered into by PNMR, AVANGRID and several interveners in the NMPRC proceeding with respect to consideration of the joint Merger application in June 2021. On December 8, 2021, the NMPRC issued an order rejecting the amended stipulated agreement. On January 3, 2022, AVANGRID and PNMR filed a notice of appeal of the December 8, 2021 decision of the NMPRC with the New Mexico Supreme Court. During the pendency of this appeal certain required regulatory approvals and consents may expire and AVANGRID and PNMR will reapply and/or apply for extensions of such approvals, as the case may be. In addition, on January 3, 2022, Avangrid, PNMR and Merger Sub entered into an Amendment to the Merger Agreement (the Amendment), pursuant to which Avangrid, PNMR and Merger Sub each agreed to extend the “End Date” for consummation of the Merger until April 20, 2023. The parties acknowledge in the Amendment that the required regulatory approval from the NMPRC has not been obtained and that the parties have reasonably determined that such outstanding approval will not be obtained by April 20, 2022. In light of this outstanding approval, the parties determined to approve the Amendment. As amended, the Merger agreement may be terminated by each of Avangrid and PNMR under certain circumstances, including if the Merger is not consummated by April 20, 2023 (subject to a three-month extension by Avangrid and PNMR by mutual consent if all of the conditions to the closing, other than the conditions related to obtaining regulatory approvals, have been satisfied or waived). It is anticipated that, prior to the amended "End Date" occurring that amendments to, or refilings of, certain previously obtained regulatory approvals will be necessary. We cannot predict the outcome of this proceeding for the outstanding approvals.
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
The Merger Agreement provides for certain customary termination rights including the right of either party to terminate the Merger Agreement if the Merger is not completed on or before April 20, 2023, as amended (subject to a three-month extension by either party if all of the conditions to the closing, other than the conditions related to obtaining regulatory approvals, have been satisfied or waived). The Merger Agreement further provides that, upon termination of the Merger Agreement under certain specified circumstances (including if AVANGRID terminates the Merger Agreement due to a change in recommendation of the board of directors of PNMR or if PNMR terminates the Merger Agreement to accept a superior proposal (as defined in the Merger Agreement)), PNMR will be required to pay AVANGRID a termination fee of $130 million. In addition, the Merger Agreement provides that (i) if the Merger Agreement is terminated by either party due to a failure of a regulatory closing condition and such failure is the result of AVANGRID’s breach of its regulatory covenants, or (ii)

AVANGRID fails to effect the Closing when all closing conditions have been satisfied and it is otherwise obligated to do so under the Merger Agreement, then, in either such case, upon termination of the Merger Agreement, AVANGRID will be required to pay PNMR a termination fee of $184 million as the sole and exclusive remedy. Upon the termination of the Merger Agreement under certain specified circumstances involving a breach of the Merger Agreement, either PNMR or AVANGRID will be required to reimburse the other party’s reasonable and documented out-of-pocket fees and expenses up to $10 million (which amount will be credited toward, and offset against, the payment of any applicable termination fee).
In connection with the Merger, Iberdrola has provided AVANGRID a commitment letter (Iberdrola Funding Commitment Letter), pursuant to which Iberdrola has unilaterally agreed to provide to AVANGRID, or arrange the provision to AVANGRID of, funds to the extent necessary for AVANGRID to consummate the Merger, including the payment of the aggregate Merger Consideration.
On April 15, 2021, AVANGRID entered into a side letter agreement with Iberdrola, which sets forth certain terms and conditions relating to the Iberdrola Funding Commitment Letter (the Side Letter Agreement). The Side Letter Agreement provides that any drawing in the form of indebtedness made by the Corporation pursuant to the Funding Commitment Letter shall bear interest at an interest rate equal to 3-month LIBOR plus 0.75% per annum calculated on the basis of a 360-day year for the actual number of days elapsed and, commencing on the date of the Funding Commitment Letter, we shall pay Iberdrola a facility fee equal to 0.12% per annum on the undrawn portion of the funding commitment set forth in the Funding Commitment Letter.
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
Note 2. Common Stock
As of December 31, 2021, AVANGRID share capital consisted of 500,000,000 shares of common stock authorized, 387,678,630 shares issued and 386,568,104 shares outstanding, 81.6% of which are owned by Iberdrola, each having a par value of $0.01, for a total value of common stock of $3 million and additional paid in capital of $17,679 million. As of December 31, 2020, AVANGRID share capital consisted of 500,000,000 shares of common stock authorized, 309,794,917 shares issued and 309,077,300 shares outstanding, 81.5% of which were owned by Iberdrola, each having a par value of $ $0.01, for a total value of common stock capital of $3 million and additional paid in of $13,665 million. As of December 31, 2021 and 2020, we had 112,543 and 413,782 shares of common stock held in trust, respectively, and no convertible preferred shares outstanding. During the years ended December 31, 2021 and 2020, we issued 77,883,713 and 42,777 shares of common stock, respectively, and released 301,239 and 72,028 shares of common stock held in trust, respectively, each having a par value of $0.01.
We maintain a repurchase agreement with J.P. Morgan Securities, LLC. (JPM), pursuant to which JPM will, from time to time, acquire, on behalf of AVANGRID, shares of common stock of AVANGRID. The purpose of the stock repurchase program is to allow AVANGRID to maintain Iberdrola's target relative ownership percentage at 81.5%. The stock repurchase program may be suspended or discontinued at any time upon notice. In 2021, 694,148 shares were repurchased pursuant to the stock repurchase program. As of December 31, 2021, a total of 997,983 shares have been repurchased in the open market, all of which are included as AVANGRID treasury shares. As of December 31, 2021, the total cost of all repurchases, including commissions, was $47 million.
On February 16, 2022, the board of directors of AVANGRID declared a quarterly dividend of $0.44 per share on its common stock. This dividend is payable on April 1, 2022 to shareholders of record at the close of business on March 1, 2022.
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
On April 9, 2020, AVANGRID issued $750 million aggregate principal amount of unsecured notes maturing in 2025 at a fixed interest rate of 3.20%. Net proceeds of the offering after the price discount and issuance-related expenses were $744 million.

On December 14, 2020, AVANGRID and Iberdrola entered into an intra-group loan agreement which provided AVANGRID with an unsecured subordinated loan in an aggregate principal amount of $3,000 million (the Iberdrola Loan). The Iberdrola Loan was repaid in 2021 with the proceeds of the common share issuance described in Note 1.
Note 4. Cash Dividends Paid by Subsidiaries
Cash dividends paid by subsidiary are as follows:

Years ended December 31,	2021	2020	2019
(millions)
AVANGRID Networks	$970	$419	$433
AVANGRID Renewables	$152	$—	$—
For the years ended December 31, 2021, 2020 and 2019, AVANGRID made capital contributions to Networks of $1,011 million, $590 million and $158 million, respectively.
During 2021 and 2020, AVANGRID recorded a net non-cash contribution and dividend of $674 million and $423 million, respectively, to and from its subsidiaries to zero out their account balances of notes receivable and payable.

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
AVANGRID's management assessed the effectiveness of AVANGRID's internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) ("COSO") in Internal Control-Integrated Framework. Based on this assessment, management determined that our internal control over financial reporting was effective as of December 31, 2021.
Our independent registered public accounting firm, KPMG LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears in Part II, Item 8 of this Form 10-K.
Changes in Internal Control
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
For information regarding our executive officers, see Part I of this Annual Report on Form 10-K. Additional information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.
Item 14. Principal Accountant Fees and Services.
Our independent registered public accounting firm is KPMG LLP, New York, NY, Auditor Firm ID: 185
The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

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

4.13
Share Purchase Agreement, effective as of May 12, 2021, between Iberdrola, S.A. and Avangrid, Inc. (incorporated herein by reference to Exhibit 4.1 of AVANGRID’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed with the Securities and Exchange Commission on July 30, 2021).

4.14
Share Purchase Agreement, effective as of May 12, 2021, between Hyde Member LLC and Avangrid, Inc. (incorporated herein by reference to Exhibit 4.2 of AVANGRID’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed with the Securities and Exchange Commission on July 30, 2021).

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

Exhibit Number	Exhibit Description
10.7
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

10.9
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

10.11
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

10.12
Form of Commercial Paper Dealer Agreement among Avangrid, Inc., as Issuer, and various Dealers (incorporated herein by reference to Exhibit 10.2 of AVANGRID’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed with the Securities and Exchange Commission on August 4, 2016).

10.13	Form of Performance Stock Unit Grant Agreement (incorporated herein by reference to Exhibit 10.1 to AVANGRID’s Current Report on Form 8-K filed with the SEC on July 19, 2016).†

10.14	Avangrid, Inc. Omnibus Incentive Plan (incorporated herein by reference to Form S-8 filed with the SEC on July 21, 2016).†

10.15
Uncommitted Line of Credit for Standby Letters of Credit Agreement, dated as of December 2, 2016, between Avangrid, Inc. and Crédit Agricole Corporate (incorporated herein by reference to Exhibit 10.44 of AVANGRID’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission on March 10, 2017).

10.16
Substitution Agreement, dated as of December 19, 2016, between UIL Holdings Corporation and Avangrid, Inc. (incorporated herein by reference to Exhibit 10.45 of AVANGRID’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission on March 10, 2017).

10.17
Amended and Restated Avangrid, Inc. Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 of AVANGRID’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed with the Securities and Exchange Commission on May 5, 2017).†

10.18
Customer Liquidity Agreement, dated December 1, 2017, between Avangrid, Inc., Bank of America, National Association, Iberdrola, S.A., Iberdrola Mexico, S.A. de C.V., and Scottish Power Ltd. (incorporated herein by reference to Exhibit 10.37 of AVANGRID's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission on March 26, 2018).

10.19
Underwriting Agreement, dated November 16, 2017, by and among the Avangrid, Inc., BBVA Securities Inc., BNP Paribas Securities Corp., Citigroup Global Markets Inc., and Wells Fargo Securities, LLC (incorporated herein by reference to Exhibit 1.1 to Form 8-K filed with the Securities and Exchange Commission on November 21, 2017).

Exhibit Number	Exhibit Description
10.20
Purchase Agreement, dated January 31, 2018, between Avangrid Renewables Holdings, Inc. and CCI U.S. Asset Holdings LLC (incorporated herein by reference to Exhibit 10.1 of AVANGRID’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed with the Securities and Exchange Commission on May 3, 2018).

10.21
Transmission Service Agreement, dated June 13, 2018, between Central Maine Power Company and NSTAR Electric Company (d/b/a Eversource) (incorporated herein by reference to Exhibit 10.2 of AVANGRID’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed with the Securities and Exchange Commission on August 2, 2018).

10.22
Transmission Service Agreement, dated June 13, 2018, among Central Maine Power Company, Massachusetts Electric Company (d/b/a National Grid), and Nantucket Electric Company (d/b/a National Grid) (incorporated herein by reference to Exhibit 10.3 of AVANGRID’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed with the Securities and Exchange Commission on August 2, 2018).

10.23
Transmission Service Agreement, dated June 13, 2018, between Central Maine Power Company and Fitchburg Gas & Electric Light Company (d/b/a Unitil) (incorporated herein by reference to Exhibit 10.4 of AVANGRID’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed with the Securities and Exchange Commission on August 2, 2018).

10.24
Transmission Service Agreement, dated June 13, 2018, between Central Maine Power Company and H.Q. Energy Services (U.S.) Inc. (incorporated herein by reference to Exhibit 10.5 of AVANGRID’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed with the Securities and Exchange Commission on August 2, 2018).

10.25
Transmission Service Agreement, dated June 13, 2018, between Central Maine Power Company and H.Q. Energy Services (U.S.) Inc. (incorporated herein by reference to Exhibit 10.6 of AVANGRID’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed with the Securities and Exchange Commission on August 2, 2018).

10.26
Transmission Service Agreement, dated June 13, 2018, between Central Maine Power Company and H.Q. Energy Services (U.S.) Inc. (incorporated herein by reference to Exhibit 10.7 of AVANGRID’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed with the Securities and Exchange Commission on August 2, 2018).

10.27
Transmission Service Agreement, dated June 13, 2018, between Central Maine Power Company and H.Q. Energy Services (U.S.) Inc. (incorporated herein by reference to Exhibit 10.8 of AVANGRID’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed with the Securities and Exchange Commission on August 2, 2018).

10.28
Employment Agreement, effective as of July 8, 2018, between Douglas K. Stuver and Avangrid Management Company, LLC (incorporated herein by reference to Exhibit 10.1 to AVANGRID’s Current Report on Form 8-K filed with the SEC on July 20, 2018).†

10.29
First Amendment to Transmission Service Agreement dated October 9, 2018 by and between Central Maine Power Company and NSTAR Electric Company (d/b/a Eversource) (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed with the SEC on October 15, 2018).

10.30
First Amendment to Transmission Service Agreement dated October 9, 2018 by and among Central Maine Power Company, Massachusetts Electric Company (d/b/a National Grid) and Nantucket Electric Company (d/b/a National Grid) (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed with the SEC on October 15, 2018).

10.31
First Amendment to Transmission Service Agreement dated October 9, 2018 by and between Central Maine Power Company and Fitchburg Gas and Electric Light Company (d/b/a Unitil) (incorporated herein by reference to Exhibit 10.3 to Form 8-K filed with the SEC on October 15, 2018).

10.32	Amended and Restated Executive Variable Pay Plan (incorporated by reference to Exhibit 10.1 to AVANGRID's Current Report on Form 8-K filed with the SEC on February 20, 2019).†

Exhibit Number	Exhibit Description

10.33
Underwriting Agreement, dated May 14, 2019, by and among the Avangrid, Inc., Credit Agricole Securities (USA) Inc, MUFG Securities Americas Inc., Citigroup Global Markets Inc., and Wells Fargo Securities, LLC (incorporated herein by reference to Exhibit 1.1 to Form 8-K filed with the Securities and Exchange Commission on May 16, 2019).

10.34
Term Loan Credit Agreement, dated December 31, 2019, among Avangrid, Inc., The Several Lenders, Mizuho Bank, LTD and The Bank of Nova Scotia (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on January 7, 2020).

10.35
Employment Agreement, dated March 30, 2004 between Anthony Marone III and The United Illuminating Company (incorporated herein by reference to Exhibit 10.51 of AVANGRID's Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission on March 2, 2020).†

10.36
First Amendment to Employment Agreement, dated as of November 18, 2004, between Anthony Marone III and The United Illuminating Company (incorporated herein by reference to Exhibit 10.52 of AVANGRID's Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission on March 2, 2020).†

10.37
Second Amendment to Employment Agreement, dated as of August 4, 2008, between Anthony Marone III and The United Illuminating Company (incorporated herein by reference to Exhibit 10.53 of AVANGRID's Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission on March 2, 2020).†

10.38
Letter Agreement, dated September 20, 2016, between Anthony Marone III and Avangrid, Inc (incorporated herein by reference to Exhibit 10.54 of AVANGRID's Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission on March 2, 2020).†

10.39
Second Amended and Restated Employment Agreement, dated as of May 4, 2020, between Anthony Marone III and Avangrid, Inc. (incorporated herein by reference to Exhibit 10.49 of AVANGRID's Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission on March 2, 2021).†

10.40
Underwriting Agreement, dated April 7, 2020, by and among Avangrid, Inc. and BBVA Securities Inc., BNP Paribas Securities Corp., BofA Securities, Inc. and MUFG Securities Americas Inc., as representatives of the several Underwriters named therein (incorporated herein by reference to Exhibit 1.1 to Form 8-K filed with the Securities and Exchange Commission on April 9, 2020).

10.41
Employment Agreement, dated June 11, 2020, by and between Avangrid Management Company, LLC and Dennis V. Arriola (incorporated herein by reference to Exhibit 10.1 of AVANGRID's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed with the Securities and Exchange Commission on July 31, 2020).†

10.42
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

10.43
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

Exhibit Number	Exhibit Description

10.44
Second Amendment to Transmission Service Agreement and Consent to Assignment dated June 25, 2020 by and between Central Maine Power Company and NSTAR Electric Company (d/b/a Eversource) (incorporated herein by reference to Exhibit 10.4 of AVANGRID's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed with the Securities and Exchange Commission on July 31, 2020).

10.45
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

10.46
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

10.47
Second Amendment to Transmission Service Agreement and Consent to Assignment dated June 25, 2020 by and between Central Maine Power Company and H.Q. Energy Services (U.S.) Inc. (incorporated herein by reference to Exhibit 10.7 of AVANGRID's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed with the Securities and Exchange Commission on July 31, 2020).

10.48
Second Amendment to Transmission Service Agreement and Consent to Assignment dated June 25, 2020 by and between Central Maine Power Company and H.Q. Energy Services (U.S.) Inc. (incorporated herein by reference to Exhibit 10.8 of AVANGRID's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed with the Securities and Exchange Commission on July 31, 2020).

10.49
Second Amendment to Transmission Service Agreement and Consent to Assignment dated June 25, 2020 by and between Central Maine Power Company and H.Q. Energy Services (U.S.) Inc. (incorporated herein by reference to Exhibit 10.9 of AVANGRID's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed with the Securities and Exchange Commission on July 31, 2020).

10.50
Second Amendment to Transmission Service Agreement and Consent to Assignment dated June 25, 2020 by and between Central Maine Power Company and H.Q. Energy Services (U.S.) Inc. (incorporated herein by reference to Exhibit 10.10 of AVANGRID's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed with the Securities and Exchange Commission on July 31, 2020).

10.51
Intra-Group Loan Agreement, dated December 14, 2020, between Avangrid, Inc. and Iberdrola, S.A. (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on December 18, 2020).

10.52
Side Letter Agreement, dated April 15, 2021, between Avangrid, Inc. and Iberdrola, S.A. (incorporated herein by reference to Exhibit 10.1 to AVANGRID’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2021).

10.53
Separation Agreement, effective as of February 2, 2021, between Anthony Marone III and Avangrid, Inc. (incorporated herein by reference to Exhibit 10.1 of AVANGRID’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed with the Securities and Exchange Commission on May 4, 2021).†

10.54
Employment Agreement, dated June 13, 2021, between Avangrid Management Company, LLC. and R Scott Mahoney (incorporated herein by reference to Exhibit 10.1 to AVANGRID’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2021).†

10.55
Restructuring Agreement, dated September 15, 2021, among CI-II Park Holding LLC, CI III Park Holding LLC, CI IV Master DEVCO LLC, Avangrid Renewables, LLC and Vineyard Wind LLC. (incorporated herein by reference to Exhibit 10.1 to AVANGRID’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2021).

Exhibit Number	Exhibit Description
10.56
Revolving Credit Agreement, dated as of November 23, 2021 among Avangrid, Inc., New York State Electric & Gas Corporation, Rochester Gas and Electric Corporation, Central Maine Power Company, The United Illuminating Company, Connecticut Natural Gas Corporation, The Southern Connecticut Gas Company, The Berkshire Gas Company, the several lenders from time to time parties thereto, Mizuho Bank, Ltd., as Administrative Agent, MUFG Bank, LTD., Banco Bilbao Vizcaya Argentaria, S.A. New York Branch and Santander Bank, N.A., as Co-Documentation Agents, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, Banco Bilbao Vizcaya Argentaria, S.A. New York Branch, as Sustainability Agent, and Mizuho Bank, Ltd., BOFA Securities, Inc., JPMorgan Chase Bank, N.A., MUFG Bank, LTD., BBVA Securities Inc., and Santander Bank, N.A., as Joint Lead Arrangers and Joint Bookrunners (incorporated herein by reference to Exhibit 10.1 to AVANGRID’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2021).

21.1	Significant subsidiaries of the Registrant.*

23.1	Consent of KPMG LLP, independent registered public accounting firm of Avangrid, Inc.*

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2021, formatted as Inline XBRL and contained in Exhibit 101.

*	Filed herewith.

†	Compensatory plan or agreement.
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

Avangrid, Inc.
Date:	February 23, 2022	By:	/s/ Dennis V. Arriola
Dennis V. Arriola
Director and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dennis V. Arriola	Director and Chief Executive Officer (Principal Executive Officer)	February 23, 2022
Dennis V. Arriola
/s/ Douglas K. Stuver	Chief Financial Officer (Principal Financial Officer)	February 23, 2022
Douglas K. Stuver
/s/ Scott M. Tremble	Controller (Principal Accounting Officer)	February 23, 2022
Scott M. Tremble
/s/ Ignacio S. Galán	Chairman of the Board	February 23, 2022
Ignacio S. Galán
/s/ John E. Baldacci	Director	February 23, 2022
John E. Baldacci
/s/ Daniel Alcain López	Director	February 23, 2022
Daniel Alcain López
/s/ Pedro Azagra Blázquez	Director	February 23, 2022
Pedro Azagra Blázquez
/s/ Robert Duffy	Director	February 23, 2022
Robert Duffy
/s/ Teresa Herbert	Director	February 23, 2022
Teresa Herbert
/s/ Patricia Jacobs	Director	February 23, 2022
Patricia Jacobs
/s/ John L. Lahey	Director	February 23, 2022
John L. Lahey
/s/ José Ángel Marra Rodríquez	Director	February 23, 2022
José Ángel Marra Rodríquez
/s/ Santiago Martinez Garrido	Director	February 23, 2022
Santiago Martinez Garrido
/s/ José Sáinz Armada	Director	February 23, 2022
José Sáinz Armada
/s/ Alan D. Solomont	Director	February 23, 2022
Alan D. Solomont
/s/ Elizabeth Timm	Director	February 23, 2022
Elizabeth Timm