Form 10-Q
period 2022-03-31
Avangrid, Inc.
filed 2022-04-29
CIK 1634997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of April 28, 2022, the registrant had 386,624,231 shares of common stock, par value $0.01, outstanding.

Avangrid, Inc.
REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2022

GLOSSARY OF TERMS AND ABBREVIATIONS
Unless the context indicates otherwise, the terms “we,” “our” and the “Company” are used to refer to Avangrid, Inc. and its subsidiaries.

2020 Joint Proposal	Joint proposal of NYSEG and RG&E and certain other signatory parties approved by the NYPSC on November 19, 2020, for a three-year rate plan for electric and gas service commencing December 1, 2020.
AOCI	Accumulated other comprehensive income
ARHI	Avangrid Renewables Holdings, Inc.
ARP	Alternative Revenue Programs
ASC	Accounting Standards Codification
AVANGRID	Avangrid, Inc.
BGC	The Berkshire Gas Company
CfDs	Contracts for Differences
CFIUS	Committee on Foreign Investment in the United States
CL&P	The Connecticut Light and Power Company
CMP	Central Maine Power Company
CNG	Connecticut Natural Gas Corporation
DEEP	Connecticut Department of Energy and Environmental Protection
DIMP	Distribution Integrity Management Program
DOC	Department of Commerce
DPA	Deferred Payment Arrangements
DPU	Massachusetts Department of Public Utilities
EBITDA	Earnings before interest, taxes, depreciation and amortization
ESM	Earnings sharing mechanism
Evergreen Power	Evergreen Power, LLC
English Station	The former generation site on the Mill River in New Haven, Connecticut
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCC	Federal Communications Commission
FERC	Federal Energy Regulatory Commission
FirstEnergy	FirstEnergy Corp.
Form 10-K	Avangrid, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 1, 2022.
HLBV	Hypothetical Liquidation at Book Value
Iberdrola	Iberdrola, S.A.
Iberdrola Group	The group of companies controlled by Iberdrola, S.A.
Installed capacity	The production capacity of a power plant or wind farm based either on its rated (nameplate) capacity or actual capacity.
ISO	Independent system operator
Klamath Plant	Klamath gas-fired cogeneration facility located in the city of Klamath, Oregon.
KW	Kilowatts
LIBOR	The London Interbank Offered Rate
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Avangrid, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended March 31,
	2022	2021
(Millions, except for number of shares and per share data)
Operating Revenues	$2,133	$1,966
Operating Expenses
Purchased power, natural gas and fuel used	741	501
Operations and maintenance	651	642
Depreciation and amortization	261	247
Taxes other than income taxes	178	170
Total Operating Expenses	1,831	1,560
Operating Income	302	406
Other Income and (Expense)
Other income (expense)	11	1
Earnings from equity method investments	253	1
Interest expense, net of capitalization	(71)	(73)
Income Before Income Tax	495	335
Income tax expense	68	14
Net Income	427	321
Net loss attributable to noncontrolling interests	18	13
Net Income Attributable to Avangrid, Inc.	$445	$334
Earnings Per Common Share, Basic	$1.15	$1.08
Earnings Per Common Share, Diluted	$1.15	$1.08
Weighted-average Number of Common Shares Outstanding:
Basic	386,698,132	309,495,250
Diluted	387,114,285	309,736,266
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended March 31,
	2022	2021
(Millions)
Net Income	$427	$321
Other Comprehensive Income (Loss)
Gain on nonqualified pension plans, net of income taxes of $3 and $0, respectively	9	—
Unrealized gain from equity method investment, net of income taxes of $5 and $0, respectively	15	—
Unrealized loss during the period on derivatives qualifying as cash flow hedges, net of income tax of $(15) and $(5), respectively	(39)	(27)
Reclassification to net income of loss on cash flow hedges, net of income taxes $4 and $(1), respectively	11	1
Other Comprehensive Income (Loss)	(4)	(26)
Comprehensive Income	423	295
Net loss attributable to noncontrolling interests	18	13
Comprehensive Income Attributable to Avangrid, Inc.	$441	$308
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
As of	2022	2021
(Millions)
Assets
Current Assets
Cash and cash equivalents	$648	$1,474
Accounts receivable and unbilled revenues, net	1,476	1,269
Accounts receivable from affiliates	4	11
Derivative assets	135	35
Fuel and gas in storage	91	139
Materials and supplies	217	204
Prepayments and other current assets	281	245
Regulatory assets	377	400
Total Current Assets	3,229	3,777
Total Property, Plant and Equipment ($1,941 and $1,959 related to VIEs, respectively)	29,719	28,866
Operating lease right-of-use assets	156	148
Equity method investments	434	560
Other investments	58	61
Regulatory assets	2,087	2,247
Other Assets
Goodwill	3,119	3,119
Intangible assets	289	293
Derivative assets	47	59
Other	403	374
Total Other Assets	3,858	3,845
Total Assets	$39,541	$39,504
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
As of	2022	2021
(Millions, except share information)
Liabilities
Current Liabilities
Current portion of debt	$281	$372
Notes payable	33	159
Notes payable to affiliates	2	2
Interest accrued	86	69
Accounts payable and accrued liabilities	1,343	1,586
Accounts payable to affiliates	15	61
Dividends payable	340	170
Taxes accrued	76	43
Operating lease liabilities	10	12
Derivative liabilities	115	64
Other current liabilities	500	484
Regulatory liabilities	499	307
Total Current Liabilities	3,300	3,329
Regulatory liabilities	3,011	3,022
Other Non-current Liabilities
Deferred income taxes	2,125	2,016
Deferred income	1,113	1,130
Pension and other postretirement	473	684
Operating lease liabilities	143	149
Derivative liabilities	154	160
Asset retirement obligations	256	253
Environmental remediation costs	284	298
Other	589	580
Total Other Non-current Liabilities	5,137	5,270
Non-current debt	8,033	7,922
Total Non-current Liabilities	16,181	16,214
Total Liabilities	19,481	19,543
Commitments and Contingencies
Equity
Stockholders’ Equity:
Common stock, $.01 par value, 500,000,000 shares authorized, 387,734,757 and 387,678,630 shares issued; 386,624,231 and 386,568,104 shares outstanding, respectively	3	3
Additional paid in capital	17,683	17,679
Treasury stock	(47)	(47)
Retained earnings	1,819	1,714
Accumulated other comprehensive loss	(277)	(273)
Total Stockholders’ Equity	19,181	19,076
Non-controlling interests	879	885
Total Equity	20,060	19,961
Total Liabilities and Equity	$39,541	$39,504
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2022	2021
(Millions)
Cash Flow from Operating Activities:
Net income	$427	$321
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	261	247
Regulatory assets/liabilities amortization and carrying cost	2	21
Pension cost	8	17
Earnings from equity method investments	(253)	(1)
Distributions of earnings received from equity method investments	5	4
Unrealized loss on marked-to-market derivative contracts	3	53
Deferred taxes	51	(13)
Other non-cash items	—	(5)
Changes in operating assets and liabilities:
Current assets	(183)	(169)
Noncurrent assets	(127)	(93)
Current liabilities	196	39
Noncurrent liabilities	(2)	4
Net Cash Provided by Operating Activities	388	425
Cash Flow from Investing Activities:
Capital expenditures	(811)	(623)
Contributions in aid of construction	30	9
Proceeds from sale of assets	3	8
Proceeds from notes receivable from affiliates	—	5
Distributions received from equity method investments	2	1
Other investments and equity method investments, net	(172)	(39)
Net Cash Used in Investing Activities	(948)	(639)
Cash Flow from Financing Activities:
Non-current debt issuances	149	—
Repayments of non-current debt	(89)	(2)
Repayments of other short-term debt, net	(161)	(301)
Repayments of financing leases	(6)	(1)
Repurchase of common stock	—	(2)
Issuance of common stock	(1)	(1)
Distributions to noncontrolling interests	(1)	(3)
Contributions from noncontrolling interests	13	10
Dividends paid	(170)	(136)
Net Cash Used in Financing Activities	(266)	(436)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(826)	(650)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	1,477	1,467
Cash, Cash Equivalents and Restricted Cash, End of Period	$651	$817
Supplemental Cash Flow Information
Cash paid for interest, net of amounts capitalized	$55	$51
Cash paid for income taxes	$5	$4
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(unaudited)

	Avangrid, Inc. Stockholders
(Millions, except for number of shares )	Number of shares (*)	Common Stock	Additional paid-in capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total
As of December 31, 2020	309,077,300	$3	$13,665	$(14)	$1,666	$(111)	$15,209	$617	$15,826
Net income (loss)	—	—	—	—	334	—	334	(13)	321
Other comprehensive loss, net of tax of $(6)	—	—	—	—	—	(26)	(26)	—	(26)
Comprehensive income									295
Dividends declared, $0.44/share	—	—	—	—	(136)	—	(136)	—	(136)
Release of common stock held in trust	292,594	—	—	—	—	—	—	—	—
Issuance of common stock	53,311	—	(1)	—	—	—	(1)	—	(1)
Repurchase of common stock	(53,311)	—	—	(2)	—	—	(2)	—	(2)
Stock-based compensation	—	—	3	—	—	—	3	—	3
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3)	(3)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	10	10
As of March 31, 2021	309,369,894	$3	$13,667	$(16)	$1,864	$(137)	$15,381	$611	$15,992
As of December 31, 2021	386,568,104	$3	$17,679	$(47)	$1,714	$(273)	$19,076	$885	$19,961
Net income (loss)	—	—	—	—	445	—	445	(18)	427
Other comprehensive loss, net of tax of $(3)	—	—	—	—	—	(4)	(4)	—	(4)
Comprehensive income									423
Dividends declared, $0.44/share	—	—	—	—	(340)	—	(340)	—	(340)
Issuance of common stock	56,127	—	(1)	—	—	—	(1)	—	(1)
Stock-based compensation	—	—	5	—	—	—	5	—	5
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1)	(1)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	13	13
As of March 31, 2022	386,624,231	$3	$17,683	$(47)	$1,819	$(277)	$19,181	$879	$20,060
(*) Par value of share amounts is $0.01
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 1. Background and Nature of Operations
Avangrid, Inc. (AVANGRID, we or the Company) is an energy services holding company engaged in the regulated energy transmission and distribution business through its principal subsidiary, Avangrid Networks, Inc. (Networks), and in the renewable energy generation business through its principal subsidiary, Avangrid Renewables Holding, Inc. (ARHI). ARHI in turn holds subsidiaries including Avangrid Renewables, LLC (Renewables). Iberdrola, S.A. (Iberdrola), a corporation organized under the laws of the Kingdom of Spain, owns 81.6% of the outstanding common stock of AVANGRID. The remaining outstanding shares are owned by various shareholders with approximately 18.4% of AVANGRID's outstanding shares publicly-traded on the New York Stock Exchange (NYSE).
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
Consummation of the Merger (Closing) is subject to the satisfaction or waiver of certain customary closing conditions, including, without limitation, the approval of the Merger Agreement by the holders of at least a majority of the outstanding shares of PNMR common stock entitled to vote thereon, the absence of any material adverse effect on PNMR, the receipt of certain required regulatory approvals (including approvals from the Public Utility Commission of Texas (PUCT), the New Mexico Public Regulation Commission (NMPRC), the Federal Energy Regulatory Commission (FERC), the Federal Communications Commission (FCC), the Committee on Foreign Investment in the United States (CFIUS), the Nuclear Regulatory Commission (NRC) and approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976), the Four Corners Divestiture Agreements (as defined below) being in full force and effect and all applicable regulatory filings associated therewith being made, as well as holders of no more than 15% of the outstanding shares of PNMR common stock validly exercising their dissenters’ rights. On February 12, 2021, the shareholders of PNMR approved the proposed Merger. As of November 1, the Merger had obtained all regulatory approvals other than from the NMPRC. On November 1, 2021, after public hearing and briefing on the matter, the hearing examiner in the Merger proceeding at the NMPRC issued an unfavorable recommendation related to the amended stipulated agreement entered into by PNMR, AVANGRID and several interveners in the NMPRC proceeding with respect to consideration of the joint Merger application in June 2021. On December 8, 2021, the NMPRC issued an order rejecting the amended stipulated agreement. On January 3, 2022, AVANGRID and PNMR filed a notice of appeal of the December 8, 2021 decision of the NMPRC with the New Mexico Supreme Court. The Statement of Issues was filed on February 2, 2022 and the Brief in Chief was filed on April 7, 2022. The Answer Brief is currently due on June 13, 2022, and the Reply Brief is currently due on July 5, 2022 (pending any extensions granted to the parties). In addition, on January 3, 2022, AVANGRID, PNMR and Merger Sub entered into an Amendment to the Merger Agreement (the Amendment), pursuant to which AVANGRID, PNMR and Merger Sub each agreed to extend the “End Date” for consummation of the Merger until April 20, 2023. The parties acknowledge in the Amendment that the required regulatory approval from the NMPRC has not been obtained and that the parties have reasonably determined that such outstanding approval will not be obtained by April 20, 2022. In light of this outstanding approval, the parties determined to approve the Amendment. As amended, the Merger agreement may be terminated by each of AVANGRID and PNMR under certain circumstances, including if the Merger is not consummated by April 20, 2023 (subject to a three-month extension by AVANGRID and PNMR by mutual consent if all of the conditions to the closing, other than the conditions related to obtaining regulatory approvals, have been satisfied or waived). During the pendency of this appeal certain required regulatory approvals and consents may expire and AVANGRID and PNMR will reapply and/or apply for extensions of such approvals, as the case may be. We cannot predict the outcome of this proceeding for the outstanding approvals.
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
The Merger Agreement (as amended) provides for certain customary termination rights including the right of either party to terminate the Merger Agreement if the Merger is not completed on or before April 20, 2023 (subject to a three-month extension by AVANGRID and PNMR by mutual consent if all of the conditions to the closing, other than the conditions related to obtaining regulatory approvals, have been satisfied or waived). The Merger Agreement further provides that, upon termination of the Merger Agreement under certain specified circumstances (including if AVANGRID terminates the Merger Agreement due to a change in recommendation of the board of directors of PNMR or if PNMR terminates the Merger Agreement to accept a superior proposal (as defined in the Merger Agreement)), PNMR will be required to pay AVANGRID a termination fee of $130 million. In addition, the Merger Agreement provides that (i) if the Merger Agreement is terminated by either party due to a failure of a regulatory closing condition and such failure is the result of AVANGRID’s breach of its regulatory covenants, or (ii) AVANGRID fails to effect the Closing when all closing conditions have been satisfied and it is otherwise obligated to do so under the Merger Agreement, then, in either such case, upon termination of the Merger Agreement, AVANGRID will be required to pay PNMR a termination fee of $184 million as the sole and exclusive remedy. Upon the termination of the Merger Agreement under certain specified circumstances involving a breach of the Merger Agreement, either PNMR or AVANGRID will be required to reimburse the other party’s reasonable and documented out-of-pocket fees and expenses up to $10 million (which amount will be credited toward, and offset against, the payment of any applicable termination fee).
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
Note 2. Basis of Presentation
The accompanying condensed consolidated financial statements should be read in conjunction with the Form 10-K for the fiscal year ended December 31, 2021.
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
In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly our condensed consolidated financial statements for the interim periods described herein. All such adjustments are of a normal and recurring nature, except as otherwise disclosed. The results for the three months ended March 31, 2022, are not necessarily indicative of the results for the entire fiscal year ending December 31, 2022.
Note 3. Significant Accounting Policies and New Accounting Pronouncements
The new accounting pronouncements we have adopted as of January 1, 2022, and reflected in our condensed consolidated financial statements are described below. There have been no other material changes to the significant accounting policies described in our Form 10-K for the fiscal year ended December 31, 2021, except for those described below resulting from the adoption of new authoritative accounting guidance issued by the Financial Accounting Standards Board (FASB).
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
(b) Disclosures by business entities about government assistance
In November 2021, the FASB issued amendments that apply to business entities (all entities except specified not-for-profit entities and employee benefit plans) that account for a transaction with a government by applying a grant or contribution accounting model by analogy to other accounting guidance (such as a grant model within International Accounting Standards 20 Accounting for Government Grants and Disclosure of Government Assistance, or ASC Subtopic 958-605, Not-For-Profit Entities—Revenue Recognition). Government assistance can include tax credits (excluding transactions within the scope of Topic 740, Income Taxes), cash grants, grants of other assets, and project grants. Often, government assistance is provided to an entity for a particular purpose, and the entity promises to take specific actions. Transactions with a government, as used in ASC 832, Government Assistance, include assistance administered by domestic, foreign, local (city, town, county, municipal), regional (state, provincial, territorial), and national (federal) governments and entities related to those governments. The amendments require annual disclosures in notes to financial statements about transactions with a government as follows: (1) information about the nature of the transactions and the related accounting policy used to account for the transactions, (2) the line items on the balance sheet and income statement affected by the transactions, and the amounts applicable to each financial statement line item, and (3) significant terms and conditions of the transactions, including commitments and contingencies. For entities within scope the amendments are effective for annual periods beginning after December 15, 2021, with early application permitted. The amendments are to be applied either (1) prospectively to transactions within the scope of the amendments that are reflected in financial statements at the date of initial application and new transactions that are entered into after the date of initial application or (2) retrospectively to those transactions. Our adoption of the amendments on January 1, 2022 did not materially affect our disclosures.
(c) Fair Value Hedging – Portfolio Layer Method
In March 2022, the FASB issued amendments to ASC 815 to provide additional guidance on hedge accounting. The update expands the current last-layer method that permits only one hedged layer to allow multiple hedged layers of a single closed portfolio. To reflect that expansion, the last-of-layer method is renamed the portfolio layer method. It also specifies that eligible hedging instruments in a single-layer hedge may include spot-starting or forward-starting constant notional or amortizing notional swaps. It also provides additional guidance on the accounting for and disclosure of hedge basis adjustments that are applicable to the portfolio layer method.
The amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted on any date on or after the issuance date. We have elected to early apply the amendments effective April 1, 2022. Our adoption does not materially affect our consolidated results of operations, financial position and cash flows.
Accounting Pronouncements Issued but Not Yet Adopted
The following are new accounting pronouncements not yet adopted, including those issued since December 31, 2021, that we have evaluated or are evaluating to determine their effect on our condensed consolidated financial statements.
(a) Troubled Debt Restructurings and Vintage Disclosures
In March 2022, the FASB issued amendments to ASC 326 to provide guidance for troubled debt restructurings (TDRs) and vintage disclosures. For TDRs, the update requires entities to measure and record lifetime expected credit losses on an asset that is within scope of Topic 326. The prior guidance in Topic 310 of designating a loan as a TDR was considered unnecessarily complex. For vintage disclosures, the amendments require an entity to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20.
The amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The amendments should be applied prospectively, except as provided in the next sentence. For the transition method related to the recognition of TDRs, an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. Early adoption is permitted.
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
Contract Costs and Contract Liabilities
We recognize an asset for incremental costs of obtaining a contract with a customer when we expect the benefit of those costs to be longer than one year. We have contract assets for costs from development success fees, which we paid during the solar asset development period in 2018, and will amortize ratably into expense over the 15-year life of the power purchase agreement (PPA), expected to commence in December 2022 upon commercial operation. Contract assets totaled $9 million at both March 31, 2022 and December 31, 2021, and are presented in "Other non-current assets" on our condensed consolidated balance sheets.
We have contract liabilities for revenue from transmission congestion contract (TCC) auctions, for which we receive payment at the beginning of an auction period, and amortize ratably each month into revenue over the applicable auction period. The auction periods range from six months to two years. TCC contract liabilities totaled $8 million and $16 million at March 31, 2022 and December 31, 2021, respectively, and are presented in "Other current liabilities" on our condensed consolidated balance sheets. We recognized $8 million and $4 million as revenue during the three months ended March 31, 2022 and 2021, respectively.

Revenues disaggregated by major source for our reportable segments for the three months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31, 2022
	Networks	Renewables	Other (b)	Total
(Millions)
Regulated operations – electricity	$1,170	$—	$—	$1,170
Regulated operations – natural gas	721	—	—	721
Nonregulated operations – wind	—	220	—	220
Nonregulated operations – solar	—	7	—	7
Nonregulated operations – thermal	—	13	—	13
Other(a)	22	16	—	38
Revenue from contracts with customers	1,913	256	—	2,169
Leasing revenue	3	—	—	3
Derivative losses	—	(63)	—	(63)
Alternative revenue programs	12	—	—	12
Other revenue	7	5	—	12
Total operating revenues	$1,935	$198	$—	$2,133

	Three Months Ended March 31, 2021
	Networks	Renewables	Other (b)	Total
(Millions)
Regulated operations – electricity	$942	$—	$—	$942
Regulated operations – natural gas	564	—	—	564
Nonregulated operations – wind	—	371	—	371
Nonregulated operations – solar	—	4	—	4
Nonregulated operations – thermal	—	12	—	12
Other(a)	10	32	—	42
Revenue from contracts with customers	1,516	419	—	1,935
Leasing revenue	2	—	—	2
Derivative losses	—	(31)	—	(31)
Alternative revenue programs	47	—	—	47
Other revenue	8	5	—	13
Total operating revenues	$1,573	$393	$—	$1,966
(a) Primarily includes certain intra-month trading activities, billing, collection and administrative charges, sundry billings and other miscellaneous revenue.
(b) Does not represent a segment. Includes Corporate and intersegment eliminations.
As of March 31, 2022 and December 31, 2021, accounts receivable balances related to contracts with customers were approximately $1,433 million and $1,220 million, respectively, including unbilled revenues of $402 million and $405 million, which are included in “Accounts receivable and unbilled revenues, net” on our condensed consolidated balance sheets.

As of March 31, 2022, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) were as follows:

As of March 31, 2022	2023	2024	2025	2026	2027	Thereafter	Total
(Millions)
Revenue expected to be recognized on multiyear retail energy sales contracts in place	$1	$1	$—	$—	$—	$—	$2
Revenue expected to be recognized on multiyear capacity and carbon-free energy sale contracts	18	14	12	10	7	60	121
Revenue expected to be recognized on multiyear renewable energy credit sale contracts	27	17	6	4	1	1	56
Total operating revenues	$46	$32	$18	$14	$8	$61	$179
As of March 31, 2022, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) for the remainder of 2022 was $46 million.
Note 5. Regulatory Assets and Liabilities
Pursuant to the requirements concerning accounting for regulated operations, our utilities capitalize, as regulatory assets, incurred and accrued costs that are probable of recovery in future electric and natural gas rates. We base our assessment of whether recovery is probable on the existence of regulatory orders that allow for recovery of certain costs over a specific period, or allow for reconciliation or deferral of certain costs. When costs are not treated in a specific regulatory order, we use regulatory precedent to determine if recovery is probable. Our operating utilities also record, as regulatory liabilities, obligations to refund previously collected revenue or to spend revenue collected from customers on future costs. The primary items that are not included in rate base or accruing carrying costs are regulatory assets for qualified pension and other postretirement benefits, which reflect unrecognized actuarial gains and losses; debt premium; environmental remediation costs, which are primarily the offset of accrued liabilities for future spending; unfunded future income taxes, which are the offset to the unfunded future deferred income tax liability recorded; asset retirement obligations; hedge losses; and contracts for differences. As of March 31, 2022, the total net amount of these items is approximately $867 million.
CMP Distribution Rate Case
In an order issued on February 19, 2020, the MPUC authorized an increase in CMP's distribution revenue requirement of $17 million, or approximately 7.00%, based on an allowed ROE of 9.25% and a 50.00% equity ratio. The rate increase was effective March 1, 2020. Commencing on March 1, 2020, the MPUC also imposed a 1.00% ROE reduction (to 8.25%) for management efficiency associated with CMP’s customer service performance following the implementation of its new billing system in 2017 which would be removed after demonstrating satisfactory customer service performance. In September 2021, CMP met the 18-month required rolling average satisfactory customer service benchmarks and filed with the MPUC a request for removal of the management efficiency adjustment, which was approved by the MPUC effective as of its February 18, 2022 order.
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
In 2019, the Massachusetts Department of Public Utilities (DPU) approved new distribution rates for Berkshire Gas Company (BGC). The distribution rate increase is based on a 9.70% ROE and 54.00% equity ratio. The new tariffs provide for the implementation of an RDM and pension expense tracker and also provide that BGC will not file to change base distribution rates to become effective before November 1, 2021. BGC expects to file an application to amend its distribution rates in the first half of 2022. We cannot predict the outcome of this proceeding.
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

Regulatory assets as of March 31, 2022 and December 31, 2021, respectively, consisted of:

	March 31,	December 31,
As of	2022	2021
(Millions)
Pension and other post-retirement benefits cost deferrals	$322	$545
Pension and other post-retirement benefits	96	95
Storm costs	502	448
Rate adjustment mechanism	61	68
Revenue decoupling mechanism	59	68
Transmission revenue reconciliation mechanism	13	15
Contracts for differences	69	73
Hardship programs	25	24
Plant decommissioning	2	2
Deferred purchased gas	10	52
Deferred transmission expense	8	13
Environmental remediation costs	251	256
Debt premium	70	71
Unamortized losses on reacquired debt	22	23
Unfunded future income taxes	444	424
Federal tax depreciation normalization adjustment	141	142
Asset retirement obligation	20	20
Deferred meter replacement costs	49	46
COVID-19 cost recovery	19	21
Other	281	241
Total regulatory assets	2,464	2,647
Less: current portion	377	400
Total non-current regulatory assets	$2,087	$2,247
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
“Other” includes post-term amortization deferrals and various items subject to reconciliation including hedge losses and deferred property tax.

Regulatory liabilities as of March 31, 2022 and December 31, 2021, respectively, consisted of:

	March 31,	December 31,
As of	2022	2021
(Millions)
Energy efficiency portfolio standard	$43	$45
Gas supply charge and deferred natural gas cost	35	7
Pension and other post-retirement benefits cost deferrals	71	73
Carrying costs on deferred income tax bonus depreciation	20	23
Carrying costs on deferred income tax - Mixed Services 263(a)	6	7
2017 Tax Act	1,310	1,327
Rate Change Levelization	100	99
Revenue decoupling mechanism	20	13
Accrued removal obligations	1,201	1,192
Asset sale gain account	—	2
Economic development	26	26
Positive benefit adjustment	21	22
Theoretical reserve flow thru impact	6	6
Deferred property tax	19	22
Net plant reconciliation	15	16
Debt rate reconciliation	46	49
Rate refund – FERC ROE proceeding	35	35
Transmission congestion contracts	25	23
Merger-related rate credits	11	12
Accumulated deferred investment tax credits	23	24
Asset retirement obligation	18	18
Earning sharing provisions	15	13
Middletown/Norwalk local transmission network service collections	17	17
Low income programs	28	25
Non-firm margin sharing credits	17	15
New York 2018 winter storm settlement	5	5
Hedge gains	98	19
Other	279	194
Total regulatory liabilities	3,510	3,329
Less: current portion	499	307
Total non-current regulatory liabilities	$3,011	$3,022
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
“Merger-related rate credits” resulted from the acquisition of UIL. This is being used to moderate increases in rates. During both the three months ended March 31, 2022 and 2021, $1 million of rate credits were applied against customer bills.
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
“New York 2018 winter storm settlement” represents the settlement amount with the NYPSC following the comprehensive investigation of New York’s major utility companies’ preparation and response to March 2018 storms. The balance is being amortized through current rates over an amortization period of three years, beginning in 2020.
“Hedge gains” represents the deferred fair value gains on electric and gas hedge contracts.
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
•NYSEG and RG&E enter into natural gas derivative contracts to hedge their forecasted purchases required to serve their natural gas load obligations. NYSEG and RG&E hedge up to approximately 55% of its forecasted winter demand through the use of financial transactions and storage withdrawals. The forward market prices used to value open natural gas derivative contracts are exchange-based prices for the identical derivative contracts traded actively on the Intercontinental Exchange (ICE). We include the fair value measurements in Level 1 because we use prices quoted in an active market.
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
Restricted cash was $3 million as of both March 31, 2022 and December 31, 2021, respectively and is included in "Other Assets" on our condensed consolidated balance sheets.

The financial instruments measured at fair value as of March 31, 2022 and December 31, 2021, respectively, consisted of:

As of March 31, 2022	Level 1	Level 2	Level 3	Netting	Total
(Millions)
Equity investments with readily determinable fair values	$36	$17	$—	$—	$53
Derivative assets
Derivative financial instruments - power	$89	$49	$104	$(79)	$163
Derivative financial instruments - gas	13	65	4	(67)	15
Contracts for differences	—	—	2	—	2
Total	$102	$114	$112	$(146)	$182
Derivative liabilities
Derivative financial instruments - power	$(5)	$(206)	$(163)	$243	$(131)
Derivative financial instruments - gas	—	(38)	(2)	35	(5)
Contracts for differences	—	—	(71)	—	(71)
Derivative financial instruments – Other	—	(62)	—	—	(62)
Total	$(5)	$(306)	$(236)	$278	$(269)

As of December 31, 2021	Level 1	Level 2	Level 3	Netting	Total
(Millions)
Equity investments with readily determinable fair values	$45	$15	$—	$—	$60
Derivative assets
Derivative financial instruments - power	$31	$39	$85	$(78)	$77
Derivative financial instruments - gas	4	34	9	(32)	15
Contracts for differences	—	—	2	—	2
Total	$35	$73	$96	$(110)	$94
Derivative liabilities
Derivative financial instruments - power	$(16)	$(137)	$(90)	$176	$(67)
Derivative financial instruments - gas	(1)	(22)	—	18	(5)
Contracts for differences	—	—	(75)	—	(75)
Derivative financial instruments - Other	—	(77)	—	—	(77)
Total	$(17)	$(236)	$(165)	$194	$(224)

The reconciliation of changes in the fair value of financial instruments based on Level 3 inputs for the three months ended March 31, 2022 and 2021, respectively, is as follows:

	Three Months Ended March 31,
(Millions)	2022	2021
Fair Value Beginning of Period,	$(69)	$13
Gains recognized in operating revenues	38	11
(Losses) recognized in operating revenues	(40)	(4)
Total gains recognized in operating revenues	(2)	7
Gains recognized in OCI	2	1
(Losses) recognized in OCI	(63)	(17)
Total gains (losses) recognized in OCI	(61)	(16)
Net change recognized in regulatory assets and liabilities	4	1
Purchases	(1)	—
Settlements	5	(4)
Fair Value as of March 31,	$(124)	$1
Gains for the period included in operating revenues attributable to the change in unrealized gains relating to financial instruments still held at the reporting date	$(2)	$7
Level 3 Fair Value Measurement
The table below illustrates the significant sources of unobservable inputs used in the fair value measurement of our Level 3 derivatives and the variability in prices for those transactions classified as Level 3 derivatives.

As of March 31, 2022
Index	Avg.	Max.	Min.
NYMEX ($/MMBtu)	$3.58	$6.52	$2.27
AECO ($/MMBtu)	$2.69	$5.69	$1.53
Ameren ($/MWh)	$38.09	$93.59	$18.01
COB ($/MWh)	$50.49	$231.90	$9.15
ComEd ($/MWh)	$34.53	$86.32	$14.98
ERCOT N hub ($/MWh)	$39.26	$140.00	$13.66
ERCOT S hub ($/MWh)	$37.80	$140.00	$13.88
Indiana hub ($/MWh)	$40.20	$93.81	$20.74
Mid C ($/MWh)	$47.52	$229.90	$5.15
Minn hub ($/MWh)	$34.61	$90.99	$15.23
NoIL hub ($/MWh)	$34.30	$84.00	$14.64
PJM W hub ($/MWh)	$39.84	$113.93	$17.78
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

Range at
Unobservable Input	March 31, 2022
Risk of non-performance	0.56% - 0.67%
Discount rate	2.42% - 2.45%
Forward pricing ($ per KW-month)	$2.00 - $4.63
Fair Value of Debt
As of March 31, 2022 and December 31, 2021, debt consisted of first mortgage bonds, unsecured pollution control notes and other various non-current debt securities. The estimated fair value of debt was $8,495 million and $9,155 million as of March 31, 2022 and December 31, 2021, respectively. The estimated fair value was determined, in most cases, by discounting the future cash flows at market interest rates. The interest rates used to make these calculations take into account the credit ratings of the borrowers in each case. All debt is considered Level 2 within the fair value hierarchy.
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
(a) Networks activities
The tables below present Networks' derivative positions as of March 31, 2022 and December 31, 2021, respectively, including those subject to master netting agreements and the location of the net derivative positions on our condensed consolidated balance sheets:

As of March 31, 2022	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$98	$7	$—	$4
Derivative liabilities	—	(4)	(15)	(61)
	98	3	(15)	(57)
Designated as hedging instruments
Derivative assets	1	—	—	—
Derivative liabilities	—	—	—	—
	1	—	—	—
Total derivatives before offset of cash collateral	99	3	(15)	(57)
Cash collateral receivable	—	—	—	1
Total derivatives as presented in the balance sheet	$99	$3	$(15)	$(56)

As of December 31, 2021	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$29	$7	$12	$4
Derivative liabilities	(12)	(4)	(27)	(64)
	17	3	(15)	(60)
Designated as hedging instruments
Derivative assets	—	—	—	—
Derivative liabilities	—	—	(1)	—
	—	—	(1)	—
Total derivatives before offset of cash collateral	17	3	(16)	(60)
Cash collateral receivable	—	—	—	—
Total derivatives as presented in the balance sheet	$17	$3	$(16)	$(60)

The net notional volumes of the outstanding derivative instruments associated with Networks' activities as of March 31, 2022 and December 31, 2021, respectively, consisted of:

	March 31,	December 31,
As of	2022	2021
(Millions)
Wholesale electricity purchase contracts (MWh)	5.3	5.7
Natural gas purchase contracts (Dth)	8.4	9.4
Fleet fuel purchase contracts (Gallons)	1.4	2.0
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

The amounts for electricity hedge contracts and natural gas hedge contracts recognized in regulatory liabilities and assets as of March 31, 2022 and December 31, 2021 and amounts reclassified from regulatory assets and liabilities into income for the three months ended March 31, 2022 and 2021 are as follows:

(Millions)	Loss or Gain Recognized in Regulatory Assets/Liabilities		Location of Loss (Gain) Reclassified from Regulatory Assets/Liabilities into Income	Loss (Gain) Reclassified from Regulatory Assets/Liabilities into Income
As of				Three Months Ended March 31,
March 31, 2022	Electricity	Natural Gas	2022	Electricity	Natural Gas
Regulatory assets	$1	$—	Purchased power, natural gas and fuel used	$(45)	$(9)
Regulatory liabilities	$(85)	$(13)

December 31, 2021			2021
Regulatory assets	$—	$—	Purchased power, natural gas and fuel used	$2	$(1)
Regulatory liabilities	$(16)	$(3)
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
PURA has determined that costs associated with these CfDs will be fully recoverable by UI and CL&P through electric rates, and UI has deferred recognition of costs (a regulatory asset) or obligations (a regulatory liability), including carrying costs. For those CfDs signed by CL&P, UI records its approximate 20% portion pursuant to the cost-sharing agreement noted above. As of March 31, 2022, UI has recorded a gross derivative asset of $2 million ($0 of which is related to UI’s portion of the CfD signed by CL&P), a regulatory asset of $69 million, a gross derivative liability of $71 million ($68 million of which is related to UI’s portion of the CfD signed by CL&P) and a regulatory liability of $0. As of December 31, 2021, UI had recorded a gross derivative asset of $2 million ($0 of which is related to UI’s portion of the CfD signed by CL&P), a regulatory asset of $73 million, a gross derivative liability of $75 million ($72 million of which is related to UI’s portion of the CfD signed by CL&P) and a regulatory liability of $0.
The unrealized gains and losses from fair value adjustments to these derivatives, which are recorded in regulatory assets, for the three months ended March 31, 2022 and 2021, respectively, were as follows:

	Three Months Ended March 31,
	2022	2021
(Millions)
Derivative assets	$—	$—
Derivative liabilities	$4	$1

Derivatives designated as hedging instruments
The effect of derivatives in cash flow hedging relationships on Other Comprehensive Income (OCI) and income for the three months ended March 31, 2022 and 2021, respectively, consisted of:

Three Months Ended March 31,	Gain (Loss) Recognized in OCI on Derivatives (a)	Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2022
Interest rate contracts	$—	Interest expense	$1	$71
Commodity contracts	2	Purchased power, natural gas and fuel used	(1)	741
Foreign currency exchange contracts	—		—
Total	$2		$—
2021
Interest rate contracts	$—	Interest expense	$1	$73
Commodity contracts	1	Purchased power, natural gas and fuel used	—	501
Foreign currency exchange contracts	(4)		—
Total	$(3)		$1
(a) Changes in accumulated OCI are reported on a pre-tax basis.
The net loss in accumulated OCI related to previously settled forward starting swaps and accumulated amortization is $46 million and $47 million as of March 31, 2022 and December 31, 2021, respectively. For both the three months ended March 31, 2022 and 2020, Networks recorded net derivative losses related to discontinued cash flow hedges of $1 million. Networks will amortize approximately $3 million of discontinued cash flow hedges for the remainder of 2022.
Unrealized gains of $2 million on hedge derivatives are reported in OCI because the forecasted transactions are considered to be probable as of March 31, 2022. Networks expects $1 of those gains will be reclassified into earnings within the next twelve months. The maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted fleet fuel transactions is twelve months.
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

The net notional volumes of outstanding derivative instruments associated with Renewables' activities as of March 31, 2022 and December 31, 2021, respectively, consisted of:

	March 31,	December 31,
As of	2022	2021
(MWh/Dth in millions)
Wholesale electricity purchase contracts	4	4
Wholesale electricity sales contracts	9	10
Natural gas and other fuel purchase contracts	13	20
Financial power contracts	8	9
Basis swaps – purchases	25	30
Basis swaps – sales	1	—
The fair values of derivative contracts associated with Renewables' activities as of March 31, 2022 and December 31, 2021, respectively, consisted of:

	March 31,	December 31,
As of	2022	2021
(Millions)
Wholesale electricity purchase contracts	$85	$36
Wholesale electricity sales contracts	(162)	(77)
Natural gas and other fuel purchase contracts	—	6
Financial power contracts	22	35
Total	$(55)	$—
On May 27, 2021, Renewables entered into a forward interest rate swap, with a total notional amount of $935 million, to hedge the issuance of forecasted variable rate debt. The forward interest rate swap is designated and qualifies as a cash flow hedge. As part of the financial close of Vineyard Wind 1 described in Note 19, this hedge was novated to the lending institutions and the notional value changed to $956 million. As of March 31, 2022 and December 31, 2021, the fair value of the interest rate swap was $2 million and $58 million, respectively, as a non-current liability. The gain or loss on the interest rate swap is reported as a component of accumulated OCI and will be reclassified into earnings in the period or periods during which the related interest expense on the debt is incurred.

The tables below present Renewables' derivative positions as of March 31, 2022 and December 31, 2021, respectively, including those subject to master netting agreements and the location of the net derivative position on our condensed consolidated balance sheets:

As of March 31, 2022	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$53	$65	$89	$12
Derivative liabilities	(17)	(21)	(115)	(12)
	36	44	(26)	—
Designated as hedging instruments
Derivative assets	—	—	2	2
Derivative liabilities	—	—	(141)	(105)
	—	—	(139)	(103)
Total derivatives before offset of cash collateral	36	44	(165)	(103)
Cash collateral (payable) receivable	—	—	69	62
Total derivatives as presented in the balance sheet	$36	$44	$(96)	$(41)

As of December 31, 2021	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$29	$70	$52	$9
Derivative liabilities	(11)	(14)	(65)	(11)
	18	56	(13)	(2)
Designated as hedging instruments
Derivative assets	—	—	5	6
Derivative liabilities	—	—	(67)	(142)
	—	—	(62)	(136)
Total derivatives before offset of cash collateral	18	56	(75)	(138)
Cash collateral payable	—	—	27	57
Total derivatives as presented in the balance sheet	$18	$56	$(48)	$(81)
Derivatives not designated as hedging instruments
The effects of trading and non-trading derivatives associated with Renewables' activities for the three months ended March 31, 2022, consisted of:

	Three Months Ended March 31, 2022
	Trading	Non-trading	Total amount per income statement
(Millions)
Operating Revenues
Wholesale electricity purchase contracts	$9	$3
Wholesale electricity sales contracts	(1)	(40)
Financial power contracts	(2)	(21)
Financial and natural gas contracts	(1)	(25)
Total gain (loss) included in operating revenues	$5	$(83)	$2,133

Purchased power, natural gas and fuel used
Wholesale electricity purchase contracts	$—	$37
Financial power contracts	—	1
Financial and natural gas contracts	—	37
Total gain included in purchased power, natural gas and fuel used	$—	$75	$741
Total Gain (Loss)	$5	$(8)
The effects of trading and non-trading derivatives associated with Renewables' activities for the three months ended March 31, 2021, consisted of:

	Three Months Ended March 31, 2021
	Trading	Non-trading	Total amount per income statement
(Millions)
Operating Revenues
Wholesale electricity purchase contracts	$7	$—
Wholesale electricity sales contracts	—	(17)
Financial power contracts	(5)	(16)
Financial and natural gas contracts	—	(4)
Total gain (loss) included in operating revenues	$2	$(37)	$1,966

Purchased power, natural gas and fuel used
Wholesale electricity purchase contracts	$—	$10
Financial power contracts	—	1
Financial and natural gas contracts	—	4
Total loss included in purchased power, natural gas and fuel used	$—	$15	$501
Total Gain (Loss)	$2	$(22)
Derivatives designated as hedging instruments
The effect of derivatives in cash flow hedging relationships on accumulated OCI and income for the three months ended March 31, 2022 and 2021, respectively, consisted of:

Three Months Ended March 31,	(Loss) Gain Recognized in OCI on Derivatives (a)	Location of (Gain) Reclassified from Accumulated OCI into Income	(Gain) Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2022
Commodity contracts	$(112)	Operating revenues	$11	$2,133
2021
Commodity contracts	$(28)	Operating revenues	$(3)	$1,966
(a) Changes in OCI are reported on a pre-tax basis.

Amounts are reclassified from accumulated OCI into income in the period during which the transaction being hedged affects earnings or when it becomes probable that a forecasted transaction being hedged would not occur. Notwithstanding future changes in prices, approximately $137 million of losses included in accumulated OCI at March 31, 2022, are expected to be reclassified into earnings within the next twelve months. We did not record any net derivative losses related to discontinued cash flow hedges for both the three months ended March 31, 2022 and 2021.
(c) Interest rate contracts
AVANGRID uses financial derivative instruments from time to time to alter its fixed and floating rate debt balances or to hedge fixed rates in anticipation of future fixed rate issuances.
As of March 31, 2022 and December 31, 2021, the net loss in accumulated OCI related to previously settled interest rate contracts was $46 million and $48 million, respectively. For both the three months ended March 31, 2022 and 2021, we amortized into income $2 million of the loss related to settled interest rate contracts. We will amortize approximately $7 million of the net loss on the interest rate contracts for the remainder of 2022.
The effect of derivatives in cash flow hedging relationships on accumulated OCI for the three months ended March 31, 2022 and 2021, respectively, consisted of:

Three Months Ended March 31,	(Loss) Recognized in OCI on Derivatives (a)	Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2022
Interest rate contracts	$—	Interest expense	$2	$71
2021
Interest rate contracts	$—	Interest expense	$2	$73
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
The effects on our consolidated financial statements as of and for the three months ended March 31, 2022 and 2021 are as follows:

	Fair value of hedge	Location of (Gain) Recognized in Income Statement	(Gain) Recognized in Income Statement	Year to date total per Income Statement
(Millions)	As of March 31, 2022		Three Months Ended March 31, 2022
Current Liabilities	$(4)	Interest Expense	$(2)	$71
Non-current liabilities	$(57)

	Cumulative effect on hedged debt
Current debt	$4
Non-current debt	$57

	Fair value of hedge	Location of (Gain) Recognized in Income Statement	(Gain) Recognized in Income Statement	Year to date total per Income Statement
(Millions)	As of December 31, 2021		Three Months Ended March 31, 2021
Current Assets	$—	Interest Expense	$—	$73
Non-current liabilities	$(19)

	Cumulative effect on hedged debt
Current debt	$—
Non-current debt	$19
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
The wholesale power supply agreements of UI contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit ratings on senior debt were to fall below investment grade. If such an event had occurred as of March 31, 2022, UI would have had to post an aggregate of approximately $20 million in collateral.
We have various master netting arrangements in the form of multiple contracts with various single counterparties that are subject to contractual agreements that provide for the net settlement of all contracts through a single payment. Those arrangements reduce our exposure to a counterparty in the event of a default on or termination of any single contract. For financial statement presentation purposes, we offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim or the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. As of March 31, 2022 and December 31, 2021, the amount of cash collateral under master netting arrangements that have not been offset against net derivative positions was $82 million and $67 million, respectively. Derivative instruments settlements and collateral payments are included throughout the “Changes in operating assets and liabilities” section of operating activities in our condensed consolidated statements of cash flows.
Certain of our derivative instruments contain provisions that require us to maintain an investment grade credit rating on our debt from each of the major credit rating agencies. If our debt were to fall below investment grade, we would be in violation of those provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit risk related contingent features that are in a liability position as of March 31, 2022 was $1 million, for which we have posted collateral.
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
Transmission - ROE Complaint – CMP and UI
On September 30, 2011, the Massachusetts Attorney General, DPU, PURA, New Hampshire Public Utilities Commission, Rhode Island Division of Public Utilities and Carriers, Vermont Department of Public Service, numerous New England consumer advocate agencies and transmission tariff customers collectively filed a joint complaint with the FERC pursuant to sections 206 and 306 of the Federal Power Act: against several New England Transmission Owners (NETOs) claiming that the approved base ROE of 11.14% used by NETOs in calculating formula rates for transmission service under the ISO-New England Open Access Transmission Tariff (OATT) was not just and reasonable and seeking a reduction of the base ROE with refunds to customers for the 15-month refund periods beginning October 1, 2011 (Complaint I), December 27, 2012 (Complaint II), July 31, 2014 (Complaint III) and April 29, 2016 (Complaint IV).

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
CMP and UI reserved for refunds for Complaints I, II and III consistent with the FERC’s March 3, 2015 decision in Complaint I. Refunds were provided to customers for Complaint I. The CMP and UI total reserve associated with Complaints II and III is $27 million and $8 million, respectively, as of March 31, 2022, which has not changed since December 31, 2021, except for the accrual of carrying costs. If adopted as final by the FERC, the impact of the initial decision by the FERC administrative law judge would be an additional aggregate reserve for Complaints II and III of $17 million, which is based upon currently available information for these proceedings.
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
On April 15, 2021, the FERC issued a supplemental Notice of Proposed Rulemaking (Supplemental NOPR) that proposes to eliminate the 50 basis-point ROE incentive for utilities who join Regional Transmission Organizations after three years of membership. The NETOs submitted initial comments in opposition to the Supplemental NOPR on June 25, 2021 and reply comments on July 26, 2021. If the elimination of the 50 basis-point ROE incentive adder becomes final, we estimate we would have an approximately $3 million reduction in earnings per year. We cannot predict the outcome of this proceeding.
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
Beatrice Corwin Living Irrevocable Trust, by and through Its Authorized Trustee, Robert Corwin v. Iberdrola, S.A., et. al.
On January 8, 2021, the Beatrice Corwin Living Irrevocable Trust, by and through its Authorized Trustee, Robert Corwin filed a complaint in the Supreme Court of the State of New York Westchester County against Iberdrola and the members of the Company’s Board of Directors, as defendants, and the Company, as a nominal defendant with respect to certain counts contained in the complaint. The complaint alleges certain violations of fiduciary duties by Iberdrola and the members of the Company’s Board of Directors related to the existence of certain pre-emptive rights provided to Iberdrola in the Shareholder Agreement between the Company and Iberdrola, dated December 16, 2015, and the binding nature of such rights. On March 29, 2021, the parties stipulated to and requested, and the Supreme Court of the State of New York Westchester County issued an Order providing for, the transfer of the venue of the complaint to the Supreme Court, County of New York. On May 20, 2021, the matter was transferred to New York County and assigned to the Commercial Division of the Supreme Court, County of New York. On September 3, 2021, the plaintiffs filed an amended verified complaint (i) dropping claims concerning the purported breach of AVANGRID’s articles of incorporation and New York’s statute concerning equal treatment among shareholders, (ii) adding and modifying their claims related to the duty of good faith and loyalty and (iii) adding allegations concerning the Iberdrola Loan and the May 2021 private placement of our common shares to Iberdrola and Hyde Partners, LLC. In addition, the plaintiffs are now purporting to bring a class action lawsuit. On October 22, 2021, we and our board of directors filed a motion to dismiss and Iberdrola filed a motion to dismiss and an application to stay discovery pending resolution of dispositive motions. On December 8, 2021, the plaintiffs filed an omnibus opposition to the motions to dismiss and the defendants' filed a reply to such motion on January 14, 2022. On March 17, 2022, the Court heard oral arguments and at the conclusion of the hearing granted the defendants' motion to dismiss.

Guarantee Commitments to Third Parties
As of March 31, 2022, we had approximately $488 million of standby letters of credit, surety bonds, guarantees and indemnifications outstanding, including $4 million related to Vineyard Wind. We also provided a guaranty related to Renewables' commitment to contribute equity to Vineyard Wind as described in Note 19, which is in addition to the amounts above. These instruments provide financial assurance to the business and trading partners of AVANGRID, its subsidiaries and equity method investees in their normal course of business. The instruments only represent liabilities if AVANGRID or its subsidiaries fail to deliver on contractual obligations. We therefore believe it is unlikely that any material liabilities associated with these instruments will be incurred and, accordingly, as of March 31, 2022, neither we nor our subsidiaries have any liabilities recorded for these instruments.
NECEC Commitments
On January 4, 2021, CMP transferred the New England Clean Energy Connect, or NECEC, project to NECEC Transmission LLC, a wholly-owned subsidiary of Networks. Among other things, NECEC Transmission LLC and/or CMP committed to approximately $90 million of future payments to support various programs in the state of Maine, of which approximately $9 million was paid through the end of 2021. In December 2021 the remaining future payments were suspended following the halt in construction of the NECEC project.
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
We have recorded an estimated liability of $7 million related to eleven of the twenty-six sites. We have paid remediation costs related to the remaining fifteen sites and do not expect to incur additional liabilities. Additionally, we have recorded an estimated liability of $9 million related to another twelve sites where we believe it is probable that we will incur remediation and/or monitoring costs, although we have not been notified that we are among the potentially responsible parties or that we are regulated under State Resource Conservation and Recovery Act programs. It is possible the ultimate cost to remediate these sites may be significantly more than the accrued amount. As of March 31, 2022, our estimate for costs to remediate these sites ranges from $14 million to $22 million. Factors affecting the estimated remediation amount include the remedial action plan selected, the extent of site contamination, and the allocation of the clean-up costs.
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
As of March 31, 2022, our estimate for all costs related to investigation and remediation of the fifty-three sites ranges from $160 million to $273 million. Our estimate could change materially based on facts and circumstances derived from site investigations, changes in required remedial actions, changes in technology relating to remedial alternatives and changes to current laws and regulations.
Certain of our Connecticut and Massachusetts regulated gas companies own or have previously owned properties where MGPs had historically operated. MGP operations have led to contamination of soil and groundwater with petroleum hydrocarbons, benzene and metals, among other things, at these properties, the regulation and cleanup of which is regulated by the federal Resource Conservation and Recovery Act as well as other federal and state statutes and regulations. Each of the companies has or had an ownership interest in one or more such properties contaminated as a result of MGP-related activities. Under the existing regulations, the cleanup of such sites requires state and at times, federal, regulators’ involvement and approval before cleanup can commence. In certain cases, such contamination has been evaluated, characterized and remediated. In other cases, the sites have been evaluated and characterized, but not yet remediated. Finally, at some of these sites, the scope of the contamination has not yet been fully characterized; as of March 31, 2022, no liability was recorded related to these sites and no amount of loss, if any, can be reasonably estimated at this time. In the past, the companies have received approval for the recovery of MGP-related remediation expenses from customers through rates and will seek recovery in rates for ongoing MGP-related remediation expenses for all of their MGP sites.
As of both March 31, 2022 and December 31, 2021, the liability associated with our MGP sites in Connecticut was $113 million, the remediation costs of which could be significant and will be subject to a review by PURA as to whether these costs are recoverable in rates.
As of March 31, 2022 and December 31, 2021, our total recorded liability to investigate and perform remediation at all known inactive MGP sites discussed above and other sites was $300 million and $303 million, respectively. We recorded a corresponding regulatory asset, net of insurance recoveries and the amount collected from FirstEnergy, as described below, because we expect to recover the net costs in rates. Our environmental liability accruals are recorded on an undiscounted basis and are expected to be paid through the year 2081.
FirstEnergy
NYSEG and RG&E each sued FirstEnergy under the Comprehensive Environmental Response, Compensation, and Liability Act to recover environmental cleanup costs at certain former MGP sites, which are included in the discussion above. In 2011, the District Court issued a decision and order in NYSEG’s favor, which was upheld on appeal, requiring FirstEnergy to pay NYSEG for past and future clean-up costs at the sixteen sites in dispute. In 2008, the District Court issued a decision and order in RG&E's favor requiring FirstEnergy to pay RG&E for past and future clean-up costs at the two MGP sites in dispute. FirstEnergy remains liable for a substantial share of clean up expenses at the MGP sites. Based on projections as of March 31, 2022, FirstEnergy’s share of clean-up costs owed to NYSEG & RG&E is estimated at approximately $14 million and $7 million, respectively. These amounts are being treated as contingent assets and have not been recorded as either a receivable or a decrease to the environmental provision. Any recovery will be flowed through to NYSEG and RG&E customers, as applicable.
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
As of March 31, 2022 and December 31, 2021, the amount reserved related to English Station was $21 million and $22 million, respectively. Since inception, we have recorded $35 million to the reserve which has been offset with cash payments over time. We cannot predict the outcome of this matter.
Note 10. Post-retirement and Similar Obligations
We made no pension contributions for the three months ended March 31, 2022. We expect to make additional contributions of $23 million for the remainder of 2022.
The components of net periodic benefit cost for pension benefits for the three months ended March 31, 2022 and 2021, respectively, consisted of:

	Three Months Ended March 31,
	2022	2021
(Millions)
Service cost	$8	$10
Interest cost	24	22
Expected return on plan assets	(45)	(50)
Amortization of:
Prior service costs	1	—
Actuarial loss	18	35
Curtailments and settlements	2	—
Net Periodic Benefit Cost	$8	$17
The components of net periodic benefit cost for postretirement benefits for the three months ended March 31, 2022 and 2021, respectively, consisted of:

	Three Months Ended March 31,
	2022	2021
(Millions)
Service cost	$1	$1
Interest cost	3	2
Expected return on plan assets	(2)	(2)
Amortization of:
Prior service costs	—	(2)
Actuarial loss	(1)	1
Net Periodic Benefit Cost	$1	$—
In March 2022 the AVANGRID board approved plan amendments to freeze pension benefit accruals and contribution credits for Networks non-union employees effective June 30, 2022. The balance sheet impact from these amendments was a reduction in pension liabilities and regulatory assets of approximately $200 million at March 31, 2022. The plan changes resulted in a curtailment charge of $2 million. Our expected rate of return on assets (EROA) was updated for certain plans based on our de-risking glide-path model. This approach reduces investment risk as the plan’s funded status improves, resulting in our weighted average EROA for 2022 declining from 6.3% used in the first quarter calculation of pension costs to 5.9%, which will be used for the remainder of the year.
Note 11. Equity
As of both March 31, 2022 and December 31, 2021, we had 112,543 shares of common stock held in trust, respectively, and no convertible preferred shares outstanding. During the three months ended March 31, 2022 and 2021, we released 0 and 292,594 shares of common stock held in trust, respectively.
We maintain a repurchase agreement with J.P. Morgan Securities, LLC. (JPM), pursuant to which JPM will, from time to time, acquire, on behalf of AVANGRID, shares of common stock of AVANGRID. The purpose of the stock repurchase program is to allow AVANGRID to maintain Iberdrola's relative ownership percentage at 81.6%. The stock repurchase program may be suspended or discontinued at any time upon notice. As of March 31, 2022, a total of 997,983 shares have been repurchased in the open market, all of which are included as AVANGRID treasury shares. The total cost of all repurchases, including commissions, was $47 million as of March 31, 2022.
Accumulated Other Comprehensive Loss
Accumulated Other Comprehensive Loss for the three months ended March 31, 2022 and 2021, respectively, consisted of:

	As of December 31,	Three Months Ended March 31,	As of March 31,	As of December 31,	Three Months Ended March 31,	As of March 31,
	2021	2022	2022	2020	2021	2021
(Millions)
Change in revaluation of defined benefit plans	$(10)	$—	$(10)	$(12)	$—	$(12)
(Loss) gain on nonqualified pension plans, net of income tax expense of $3 for 2022	(28)	9	(19)	(20)	—	(20)
Unrealized (loss) gain from equity method investment, net of income tax expense of $5 for 2022 (a)	(9)	15	6	—	—	—
Unrealized loss during period on derivatives qualifying as cash flow hedges, net of income tax benefit of $(15) for 2022 and $(5) for 2021	(194)	(39)	(233)	(35)	(27)	(62)
Reclassification to net income of losses on cash flow hedges, net of income tax expense (benefit) of $4 for 2022 and $(1) for 2021 (b)	(32)	11	(21)	(44)	1	(43)
Loss on derivatives qualifying as cash flow hedges	(226)	(28)	(254)	(79)	(26)	(105)
Accumulated Other Comprehensive Loss	$(273)	$(4)	$(277)	$(111)	$(26)	$(137)
(a)    Foreign currency and interest rate contracts.
(b)    Reclassification is reflected in the operating expenses and interest expense, net of capitalization line items in our consolidated statements of income.
Note 12. Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to AVANGRID by the weighted-average number of shares of our common stock outstanding. During the three months ended March 31, 2022 and 2021, while we did have securities that were dilutive, these securities did not result in a change in our earnings per share calculations.
The calculations of basic and diluted earnings per share attributable to AVANGRID, for the three months ended March 31, 2022 and 2021, respectively, consisted of:

	Three Months Ended March 31,
	2022	2021
(Millions, except for number of shares and per share data)
Numerator:
Net income attributable to AVANGRID	$445	$334
Denominator:
Weighted average number of shares outstanding - basic	386,698,132	309,495,250
Weighted average number of shares outstanding - diluted	387,114,285	309,736,266
Earnings per share attributable to AVANGRID
Earnings Per Common Share, Basic	$1.15	$1.08
Earnings Per Common Share, Diluted	$1.15	$1.08
On March 30, 2022, the board of directors of AVANGRID declared a quarterly dividend of $0.44 per share on its common stock. This dividend is payable on July 1, 2022 to shareholders of record at the close of business on June 4, 2022.

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
The chief operating decision maker evaluates segment performance based on segment adjusted net income defined as net income adjusted to exclude mark-to-market earnings from changes in the fair value of derivative instruments and costs incurred in connection with the COVID-19 pandemic.
Products and services are sold between reportable segments and affiliate companies at cost. Segment income, expense and assets presented in the accompanying tables include all intercompany transactions that are eliminated in our condensed consolidated financial statements. Refer to Note 4 - Revenue for more detailed information on revenue by segment.
Segment information as of and for the three months ended March 31, 2022, consisted of:

Three Months Ended March 31, 2022	Networks	Renewables	Other (a)	AVANGRID Consolidated
(Millions)
Revenue - external	$1,935	$198	$—	$2,133
Depreciation and amortization	161	100	—	261
Operating income	319	(18)	1	302
Earnings from equity method investments	3	250	—	253
Interest expense, net of capitalization	50	3	18	71
Income tax expense (benefit)	31	41	(4)	68
Adjusted net income	254	211	(15)	450
Capital expenditures	355	454	2	811
As of March 31, 2022
Property, plant and equipment	18,882	10,825	12	29,719
Equity method investments	149	285	—	434
Total assets	$26,329	$12,747	$465	$39,541
(a) Includes Corporate and intersegment eliminations.

Segment information for the three months ended March 31, 2021 and as of December 31, 2021, consisted of:

Three Months Ended March 31, 2021	Networks	Renewables	Other (a)	AVANGRID Consolidated
(Millions)
Revenue - external	$1,573	$393	$—	$1,966
Depreciation and amortization	156	91	—	247
Operating income	313	92	1	406
Earnings (losses) from equity method investments	2	(1)	—	1
Interest expense, net of capitalization	53	—	20	73
Income tax expense (benefit)	42	(9)	(19)	14
Adjusted net income	229	123	2	354
Capital expenditures	531	92	—	623
As of December 31, 2021
Property, plant and equipment	18,737	10,118	11	28,866
Equity method investments	148	412	—	560
Total assets	$26,126	$12,578	$800	$39,504
(a) Includes Corporate and intersegment eliminations.
Reconciliation of Adjusted Net Income to Net Income attributable to AVANGRID for the three months ended March 31, 2022 and 2021, respectively, is as follows:

	Three Months Ended March 31,
	2022	2021
(Millions)
Adjusted Net Income Attributable to Avangrid, Inc.	$450	$354
Adjustments:
Mark-to-market earnings - Renewables (1)	(3)	(20)
Impact of COVID-19 (2)	(2)	(6)
Income tax impact of adjustments	2	7
Net Income Attributable to Avangrid, Inc.	$445	$334
(1)Mark-to-market earnings relates to earnings impacts from changes in the fair value of Renewables' derivative instruments associated with electricity and natural gas.
(2)     Represents costs incurred in connection with the COVID-19 pandemic, mainly related to bad debt provisions.
Note 14. Related Party Transactions
We engage in related party transactions that are generally billed at cost and in accordance with applicable state and federal commission regulations.

Related party transactions for the three months ended March 31, 2022 and 2021, respectively, consisted of:

Three Months Ended March 31,	2022		2021
(Millions)	Sales To	Purchases From	Sales To	Purchases From
Iberdrola, S.A.	$—	$(12)	$—	$(13)
Iberdrola Renovables Energía, S.L.	$—	$(2)	$—	$(2)
Iberdrola Financiación, S.A.	$—	$(3)	$—	$(2)
Vineyard Wind	$2	$—	$4	$—
Iberdrola Solutions	$—	$—	$7	$(38)
Other	$—	$(1)	$1	$(1)
Related party balances as of March 31, 2022 and December 31, 2021, respectively, consisted of:

As of	March 31, 2022		December 31, 2021
(Millions)	Owed By	Owed To	Owed By	Owed To
Iberdrola, S.A.	$2	$(10)	$3	$(43)
Iberdrola Financiación, S.A.	$—	$(2)	$—	$(9)
Vineyard Wind	$2	$(8)	$8	$(8)
Iberdrola Solutions	$—	$(2)	$—	$(2)
Other	$—	$(3)	$—	$(1)
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
We have a bi-lateral demand note agreement with Iberdrola Solutions, LLC, which had notes payable balance of $2 million as both March 31, 2022 and December 31, 2021. Renewables also has financial forward power contracts with Iberdrola Solutions to hedge Renewables' merchant wind exposure in Texas.
There have been no guarantees provided or received for any related party receivables or payables. These balances are unsecured and are typically settled in cash. Interest is not charged on regular business transactions but is charged on outstanding loan balances. There have been no impairments or provisions made against any affiliated balances.
AVANGRID optimizes its liquidity position as part of the Iberdrola Group and is a party to a liquidity agreement with a financial institution, along with certain members of the Iberdrola Group. Cash surpluses remaining after meeting the liquidity requirements of AVANGRID and its subsidiaries may be deposited at the financial institution. Deposits, or credit balances, serve as collateral against the debit balances of other parties to the liquidity agreement. The balance at both March 31, 2022 and December 31, 2021, was $0.
AVANGRID has a credit facility with Iberdrola Financiacion, S.A.U., a company of the Iberdrola Group. The facility has a limit of $500 million and matures on June 18, 2023. AVANGRID pays a facility fee of 10.5 basis points annually on the facility. As of March 31, 2022 and December 31, 2021, there was no outstanding amount under this credit facility.
See Note 19 - Equity Method Investments for more information on Vineyard Wind, LLC (Vineyard Wind).

Note 15. Other Financial Statement Items
Accounts receivable and unbilled revenue, net
Accounts receivable and unbilled revenues, net as of March 31, 2022 and December 31, 2021 consisted of:

As of	March 31, 2022	December 31, 2021
(Millions)
Trade receivables and unbilled revenues	$1,629	$1,420
Allowance for credit losses	(153)	(151)
Accounts receivable and unbilled revenues, net	$1,476	$1,269
The change in the allowance for credit losses for the three months ended March 31, 2022 and 2021 consisted of:

	Three Months Ended March 31,
(Millions)	2022	2021
As of Beginning of Period,	$151	$108
Current period provision	20	39
Write-off as uncollectible	(18)	(12)
As of March 31,	$153	$135
The Deferred Payment Arrangements (DPA) receivable balance was $112 million and $108 million at March 31, 2022 and December 31, 2021, respectively. The allowance for credit losses for DPAs at March 31, 2022 and December 31, 2021 was $71 million and $68 million respectively. Furthermore, the change in the allowance for credit losses associated with the DPAs for the three months ended March 31, 2022 and 2021, was $3 million and $5 million, respectively.
Prepayments and other current assets
Included in prepayments and other current assets are $120 million and $95 million of prepaid other taxes as of March 31, 2022 and December 31, 2021, respectively.
Property, plant and equipment and intangible assets
The accumulated depreciation and amortization as of March 31, 2022 and December 31, 2021, respectively, were as follows:

	March 31,	December 31,
As of	2022	2021
(Millions)
Property, plant and equipment
Accumulated depreciation	$10,830	$10,589
Intangible assets
Accumulated amortization	$321	$317
Debt
Long-term debt issuance
On January 31, 2022, UI issued $150 million aggregate principal amount of unsecured notes maturing in 2032 at a fixed interest rate of 2.25%.
Supplier Financing Arrangements
We operate a supplier financing arrangement. We arranged for the extension of payment terms with some suppliers, which could elect to be paid by a financial institution earlier than maturity under supplier financing arrangements. Due to the interest cost associated with these arrangements, the balances are classified as "Notes payable" on our consolidated balance sheets. The balance relates to capital expenditures and, therefore, is treated as non-cash activity, and is reported under financing activity of the consolidated statement of cash flows when the balance is paid. As of March 31, 2022 and December 31, 2021, the amount of notes payable under supplier financing arrangements was $35 million and $161 million, respectively. As of March 31, 2022 and December 31, 2021, the weighted average interest rate on the balance was 2.08% and 0.82%, respectively.
Other current liabilities
Included in other current liabilities are $178 million and $204 million of advances received as of March 31, 2022 and December 31, 2021, respectively.

Note 16. Income Tax Expense
The effective tax rate, inclusive of federal and state income tax, for the three months ended March 31, 2022, was 13.7%, which is below the federal statutory tax rate of 21%, primarily due to the recognition of production tax credits associated with wind production, the effect of the excess deferred tax amortization resulting from the Tax Act and the equity component of allowance for funds used during construction, partially offset by the tax on gain from the offshore joint venture restructuring transaction (see Note 19 for further details on the transaction), which is reflected in total in the first quarter as a discrete adjustment.
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
Performance Stock Units
In February 2020, a total number of 208,268 PSUs, before applicable taxes, were approved to be earned by participants based on achievement of certain performance metrics related to the 2016 through 2019 plan and are payable in three equal installments, net of applicable taxes. In March 2022, 46,737 shares of common stock were issued to settle the third and final installment payment under this plan.
During March 2022, 17,501 additional PSUs were granted to certain officers and employees of AVANGRID. The PSUs will vest upon achievement of certain performance and market-based metrics for the 2021 to 2022 performance period and will be payable in three equal installments, net of applicable taxes, in 2023, 2024 and 2025. The fair value of the PSUs on the grant date was $36.22 per share. The fair value of the PSUs was determined using valuation techniques to forecast possible future stock prices, applying a weighted average historical stock price volatility of AVANGRID and industry companies, a risk-free rate of interest that is equal, as of the grant date, to the yield of the zero-coupon U.S. Treasury bill and a reduction for the respective dividend yield calculated based on the most recently quarterly dividend payment and the stock price as of the grant date.
Restricted Stock Units
In January 2022, 17,500 RSUs were granted to an officer of AVANGRID with immediate vesting. The fair value on the grant date was determined based on a price of $48.16 per share. The RSU grant was settled, net of applicable taxes, by issuing 9,390 shares of common stock.
Phantom Share Units
In March 2020, 167,060 Phantom Shares were granted to certain AVANGRID executives and employees. These awards vest in three equal installments in 2020, 2021 and 2022 and will be settled in a cash amount equal to the number of Phantom Shares multiplied by the closing share price of AVANGRID’s common stock on the respective vesting dates, subject to continued employment. The liability of these awards is measured based on the closing share price of AVANGRID’s common stock at each reporting date until the date of settlement. In March 2022, $2 million was paid to settle the third and final installment under this plan.
In February 2022, 9,000 Phantom Shares were granted to certain AVANGRID executives and employees. These awards vest in three equal installments in 2022 - 2024 and will be settled in a cash amount equal to the number of Phantom Shares multiplied by the closing share price of AVANGRID’s common stock on the respective vesting dates, subject to continued employment. The liability of these awards is measured based on the closing share price of AVANGRID’s common stock at each reporting date until the date of settlement.
As of March 31, 2022 and December 31, 2021, the total liability was $0 and $2 million, respectively, which is included in other current and non-current liabilities.
The total stock-based compensation expense, which is included in "Operations and maintenance" in our condensed consolidated statements of income, for the three months ended March 31, 2022 and 2021, was $5 million and $4 million, respectively.

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
The assets and liabilities of the VIEs totaled approximately $2,006 million and $91 million, respectively, at March 31, 2022. As of December 31, 2021, the assets and liabilities of VIEs totaled approximately $2,039 million and $119 million, respectively. At March 31, 2022 and December 31, 2021, the assets and liabilities of the VIEs consisted primarily of property, plant and equipment.
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
At March 31, 2022, El Cabo Wind, LLC (El Cabo), Patriot Wind Farm LLC (Patriot), Aeolus VII and Aeolus VIII are our consolidated VIEs.
Our El Cabo, Patriot, Aeolus VII and Aeolus VIII interests are not subject to any rights of investors that may restrict our ability to access or use the assets or to settle any existing liabilities associated with the interests.
See Note 19 - Equity Method Investments for information on our VIE we do not consolidate.
Note 19. Equity Method Investments
Renewables holds a 50% voting interest in Vineyard Wind, LLC (Vineyard Wind), a joint venture with Copenhagen Infrastructure Partners (CIP). Prior to a restructuring transaction that took place on January 10, 2022, Vineyard Wind held acquired easements from the U.S. Bureau of Ocean Energy Management (BOEM) containing the rights to develop offshore wind generation. The first easement area acquired was Lease Area 501 which contains 166,886 acres located southeast of Martha's Vineyard. Lease Area 501 was subsequently divided in 2021 creating Lease Area 534. In 2018, Vineyard Wind was selected by the Massachusetts Electric Distribution Companies (EDCs) to construct and operate Vineyard Wind’s proposed 800 MW wind farm (Vineyard Wind 1) and electricity transmission project pursuant to the Massachusetts Green Communities Act Section 83C RFP for offshore wind energy projects. The Vineyard Wind 1 project will be located on Lease Area 501.
In December 2019, the Park City Wind project was selected and approved to provide 804 MW of offshore wind in Connecticut. In December 2021, the Commonwealth Wind project was selected to provide 1,232 MW of offshore wind primarily through contracts with the electric distribution companies in Massachusetts, subject to final regulatory approvals. Both projects are located in Lease Area 534.
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

On September 15, 2021, Vineyard Wind closed on construction financing for the Vineyard Wind 1 project. Among other items, the Vineyard Wind 1 project was transferred into a separate joint venture with Vineyard Wind 1 Pledgor LLC as the top holding company, which Renewables holds a 50% voting interest. Concurrently, Renewables entered into a credit agreement with certain banks to provide future term loans and letters of credit up to a maximum of approximately $1.2 billion to finance a portion of its share of the cost of Vineyard Wind 1 at the maturity of the Vineyard Wind 1 project construction loan. Any term loans mature by October 15, 2031, subject to certain extension provisions. Renewables also entered into an Equity Contribution Agreement in which Renewables agreed to, among other things, make certain equity contributions to fund certain costs of developing and constructing the Vineyard Wind 1 project in accordance with the credit agreement. In addition, we issued a guaranty up to $827 million for Renewables' equity contributions under the Equity Contribution Agreement. As part of the Vineyard Wind 1 financial close, $152 million of Renewables prior contributions for the Vineyard Wind 1 project were returned.
On September 15, 2021, Renewables entered into a restructuring agreement with CIP with respect to Vineyard Wind. The restructuring closed on January 10, 2022 and effectively dissolved Vineyard Wind. As part of the restructuring, Renewables acquired full ownership of Park City Wind LLC containing Lease Area 534, including the Park City Wind project and Commonwealth Wind project in Lease Area 534, and CIP acquired OCS-A 0522 LLC containing Lease Area 522. Immediately following Vineyard Wind's dissolution of interests in Park City Wind LLC and OCS-A 0522 LLC, Vineyard Wind solely provides construction and management services to Vineyard Wind 1, which are outsourced to third party service providers, and no longer owns the rights to any lease areas, and therefore no longer has substantive operations. As part of the restructuring and effective dissolution, Renewables received a liquidating distribution and made an incremental payment of approximately $168 million to CIP. Consequently, Renewables recognized a pretax gain of $246 million and an after tax gain of $181 million, driven by the increase in the market value of its acquired interest in the leases and related development activities over its carrying value. The gain is classified in Earnings from equity method investments in the condensed consolidated statement of income.
Vineyard Wind 1 Pledgor LLC is considered a VIE because it cannot finance its activities without additional support from its owners or third parties. Renewables is not the primary beneficiary of the entity since it does not have a controlling financial interest, and therefore we do not consolidate this entity. As of March 31, 2022 and December 31, 2021, the carrying amount of Renewables' investments in Vineyard Wind LLC and Vineyard Wind 1 Pledgor LLC was $15 million and $141 million, respectively.
Note 20. Subsequent Event
On April 6, 2022, NYSEG issued $67 million aggregate principal amount of Pollution Control Bonds maturing in 2028. The bonds bear a 4.00% fixed coupon and were priced at 104.15% to yield 3.3%.
On April 29, 2022, we closed on a TEF agreement, receiving $14 million from a tax equity investor related to the Lund Hill solar farm that reached partial mechanical completion on the same date. A further investment from our investor is expected shortly after the project’s commercial operations in the amount of $58 million, expected in August. Lund Hill will be owned by Solis Power I, LLC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements as of December 31, 2021 and 2020, and for the three years ended December 31, 2021, included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission, or the SEC, on February 23, 2022, which we refer to as our “Form 10-K.” In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. The foregoing and other factors are discussed and should be reviewed in our Form 10-K and other subsequent filings with the SEC.
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
AVANGRID has approximately $40 billion in assets and operations in 24 states concentrated in our two primary lines of business - Avangrid Networks and Avangrid Renewables. Avangrid Networks owns eight electric and natural gas utilities, serving approximately 3.3 million customers in New York and New England. Avangrid Renewables owns and operates 8.9 gigawatts of electricity capacity, primarily through wind and solar power, with a presence in 22 states across the United States. AVANGRID supports the achievement of the Sustainable Development Goals approved by the member states of the United Nations, was named among the World’s Most Ethical companies in 2022 for the fourth consecutive year by the Ethisphere Institute and is listed by Forbes and Just Capital as one of the 2022 Just 100, an annual ranking of the most just U.S. public companies. AVANGRID employs approximately 7,300 people. Iberdrola S.A., or Iberdrola, a corporation (sociedad anónima) organized under the laws of the Kingdom of Spain, a worldwide leader in the energy industry, directly owns 81.6% of the outstanding shares of AVANGRID common stock. The remaining outstanding shares are owned by various shareholders with approximately 18.4% of AVANGRID's outstanding shares publicly-traded on the New York Stock Exchange (NYSE). AVANGRID's primary businesses are described below.
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
Through Networks, we own electric distribution, transmission and generation companies and natural gas distribution, transportation and sales companies in New York, Maine, Connecticut and Massachusetts, delivering electricity to approximately 2.3 million electric utility customers and delivering natural gas to approximately 1.0 million natural gas utility customers as of March 31, 2022.
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

Renewables has a combined wind, solar and thermal installed capacity of 8,869 megawatts, or MW, as of March 31, 2022, including Renewables’ share of joint projects, of which 7,956 MW was installed wind capacity. Renewables targets to contract or hedge 85% to 95% of its capacity under long-term PPAs and hedges to limit market volatility. As of March 31, 2022, approximately 73% of the capacity was contracted with PPAs for an average period of approximately 9 years and an additional 15% of production was hedged. AVANGRID is one of the three largest wind operators in the United States based on installed capacity as of March 31, 2022, Renewables strives to lead the transformation of the U.S. energy industry to a sustainable, competitive, clean energy future. Renewables installed capacity includes 66 wind farms and four solar facilities in 21 states across the United States.
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
On February 12, 2021, the shareholders of PNMR approved the proposed Merger. As of November 1, the Merger had obtained all regulatory approvals other than from the NMPRC. On November 1, 2021, after public hearing and briefing on the matter, the hearing examiner in the Merger proceeding at the NMPRC issued an unfavorable recommendation related to the amended stipulated agreement entered into by PNMR, AVANGRID and several interveners in the NMPRC proceeding with respect to consideration of the joint Merger application in June 2021. On December 8, 2021, the NMPRC issued an order rejecting the amended stipulated agreement. On January 3, 2022, AVANGRID and PNMR filed a notice of appeal of the December 8, 2021 decision of the NMPRC with the New Mexico Supreme Court. The Statement of Issues was filed on February 2, 2022 and the Brief in Chief was filed on April 7, 2022. The Answer Brief is currently due on June 13, 2022, and the Reply Brief is currently due on July 5, 2022 (pending any extensions granted to the parties). In addition, on January 3, 2022, AVANGRID, PNMR and Merger Sub entered into an Amendment to the Merger Agreement, or the Amendment, pursuant to which Avangrid, PNMR and Merger Sub each agreed to extend the “End Date” for consummation of the Merger until April 20, 2023. The parties acknowledge in the Amendment that the required regulatory approval from the New Mexico Public Regulation Commission, or NMPRC, has not been obtained and that the parties have reasonably determined that such outstanding approval will not be obtained by April 20, 2022. In light of this outstanding approval, the parties determined to approve the Amendment. As amended, the Merger agreement may be terminated by each of Avangrid and PNMR under certain circumstances, including if the Merger is not consummated by April 20, 2023 (subject to a three-month extension by Avangrid and PNMR by mutual consent if all of the conditions to the closing, other than the conditions related to obtaining regulatory approvals, have been satisfied or waived). During the pendency of this appeal certain required regulatory approvals and consents may expire and AVANGRID and PNMR will reapply and/or apply for extensions of such approvals, as the case may be. We cannot predict the outcome of this proceeding for the outstanding approvals.
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
The Merger Agreement (as amended) provides for certain customary termination rights including the right of either party to terminate the Merger Agreement if the Merger is not completed on or before April 20, 2023 (subject to a three-month extension by Avangrid and PNMR by mutual consent if all of the conditions to the closing, other than the conditions related to obtaining regulatory approvals, have been satisfied or waived). The Merger Agreement further provides that, upon termination of the Merger Agreement under certain specified circumstances (including if AVANGRID terminates the Merger Agreement due to a change in recommendation of the board of directors of PNMR or if PNMR terminates the Merger Agreement to accept a superior proposal (as defined in the Merger Agreement)), PNMR will be required to pay AVANGRID a termination fee of $130 million. In addition, the Merger Agreement provides that (i) if the Merger Agreement is terminated by either party due to a failure of a regulatory closing condition and such failure is the result of AVANGRID’s breach of its regulatory covenants, or (ii) AVANGRID fails to effect the Closing when all closing conditions have been satisfied and it is otherwise obligated to do so under the Merger Agreement, then, in either such case, upon termination of the Merger Agreement, AVANGRID will be required to pay PNMR a termination fee of $184 million as the sole and exclusive remedy. Upon the termination of the Merger Agreement under certain specified circumstances involving a breach of the Merger Agreement, either PNMR or AVANGRID will be required to reimburse the other party’s reasonable and documented out-of-pocket fees and expenses up to $10 million (which amount will be credited toward, and offset against, the payment of any applicable termination fee).
In connection with the Merger, Iberdrola has provided AVANGRID a commitment letter (Iberdrola Funding Commitment Letter), pursuant to which Iberdrola has unilaterally agreed to provide to AVANGRID, or arrange the provision to AVANGRID of, funds to the extent necessary for AVANGRID to consummate the Merger, including the payment of the aggregate Merger Consideration.
Business Environment
The COVID-19 pandemic continues to cause global economic disruption and volatility in financial markets and the United States economy. We continue to monitor developments affecting both our workforce and our customers and will take precautions that we determine are necessary or appropriate, regularly communicate with our customers regarding the tools and resources available and to help our customers stay informed during this public health crisis, and continue to actively monitor potential supply chain and transportation disruptions that could impact the Company’s operations and will implement plans to address any such impacts on our business. In addition, we are experiencing changes in inflation levels resulting from various supply chain disruptions, increased business and labor costs, increased financing costs from changes in the Federal Reserve's monetary policy and other disruptions caused by global economic conditions, including the COVID-19 pandemic and the Russia and Ukraine conflict described below. We have not yet experienced a materially adverse impact to our business, results of operations or financial condition, however, given the uncertain scope and duration of the COVID-19 outbreak or global economic trends and its potential effects on our business, we currently cannot predict if there will be materially adverse impacts to our business, results of operations or financial condition in the future.
In February 2022, Russia invaded Ukraine resulting in the United States, Canada, the European Union and other countries imposing economic sanctions on Russia. AVANGRID is monitoring the broader economic impact of this conflict, which may include further sanctions, supply chain instability, and potential retaliatory action by the Russian government against us. AVANGRID is taking steps intended to mitigate the potential risks from this continued conflict. To date, there has been no material impact on our operations or financial performance as a result of the conflict; however, we cannot predict the extent of these effects, given the evolving nature of the conflict, on our business, results of operations or financial condition.
AVANGRID is monitoring the Department of Commerce's, or DOC, anti-circumvention petition alleging that solar panels and cells shipped from Vietnam, Thailand, Malaysia and Cambodia have circumvented tariffs imposed on Chinese solar panels and cells. The petition calls for anti-dumping and countervailing duties to be applied to solar panels and cells and could be retroactive to the filing date. Renewables is taking steps intended to mitigate potential risks to their solar project development portfolio. To date, there has been no material impact on Renewables' operations or financial performance as a result of this investigation; however, given the uncertainty of the resolution by the DOC and related effects to the solar panel supply chain, we currently cannot predict if there will be materially adverse impacts to our business, results of operations or financial condition.
Summary of Results of Operations
Our operating revenues increased by 8%, from $1,966 million for the three months ended March 31, 2021 to $2,133 million for the three months ended March 31, 2022.
Networks business revenues increased mainly due to rate increases in New York effective December 1, 2020. Renewables revenues decreased mainly due to a decrease in merchant prices driven mainly by lower demand as compared to the first quarter of 2021 when demand was higher during the Texas storm.
Net income attributable to AVANGRID increased by 33% from $334 million for the three months ended March 31, 2021 to $445 million for the three months ended March 31, 2022, primarily due to higher Networks revenues from the New York rate case activity and a gain recognized in the current period from the offshore joint venture restructuring transaction in Renewables.
Adjusted net income (a non-GAAP financial measure) increased by 27% from $354 million for the three months ended March 31, 2021 to $450 million for the three months ended March 31, 2022. The increase is primarily due to a $88 million increase in Renewables driven by a gain recognized in the current period from the offshore joint venture restructuring transaction, a $25 million increase in Networks driven primarily by rate increases in New York effective December 1, 2020, offset by $17 million decrease in Corporate mainly driven by unfavorable tax expense in the period.
For additional information and reconciliation of the non-GAAP adjusted net income to net income attributable to AVANGRID, see “—Non-GAAP Financial Measures”.
See “—Results of Operations” for further analysis of our operating results for the quarter.
Legislative and Regulatory Update
We are subject to complex and stringent energy, environmental and other laws and regulations at the federal, state and local levels as well as rules within the independent system operator, or ISO, markets in which we participate. Federal and state legislative and regulatory actions continue to change how our business is regulated. We actively participate in the regulatory process at the federal, regional, state and ISO levels. Significant updates are discussed below. For a further discussion of the environmental and other governmental regulations that affect us, see our Form 10-K for the year ended December 31, 2021.
Customer Disconnections
Due to the COVID-19 pandemic, all of our regulated utilities suspended customer disconnections commencing in March 2020. In New York, we had voluntarily suspended disconnections for non-payment. The New York state legislature passed a bill stating moratoriums on residential customer disconnections shall remain in place until 180 days after the COVID-19 state of emergency in New York is lifted, which occurred on June 24, 2021. Due to the winter disconnection moratorium period, disconnections did not resume until April 2022.
CMP Metering and Billing Investigation
On February 19, 2020, the MPUC issued an order in CMP’s distribution rate case proceeding and on February 24, 2020 issued an order in the metering and billing investigation. Each order reflected the MPUC’s conclusion that CMP’s Metering and Billing system is accurately reporting data, there is no systemic root cause for high usage complaints and errors related to CMP’s metering and billing system are localized and random, not systemic. However, the MPUC orders imposed a reduction of 100 basis points in ROE, as a management efficiency adjustment, to address the MPUC Commissioners’ concerns with CMP’s customer service implementation and performance following the launch of its new billing system in 2017, which would be removed after demonstrating satisfactory customer service performance. In September 2021, CMP met the 18-month required rolling average satisfactory customer service benchmarks and filed with the MPUC a request for removal of the management efficiency adjustment, which was approved by the MPUC effective as of its February 18, 2022 order.
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
Power Tax Audits
Previously, CMP, NYSEG and RG&E implemented Power Tax software to track and measure their respective deferred tax amounts. In connection with this change, we identified historical updates needed with deferred taxes recognized by CMP, NYSEG and RG&E and increased our deferred tax liabilities, with a corresponding increase to regulatory assets, to reflect the updated amounts calculated by the Power Tax software. Since 2015, the NYPSC and MPUC accepted certain adjustments to deferred taxes and associated regulatory assets for this item in recent distribution rate cases, resulting in regulatory asset balances of approximately $141 million and $142 million, respectively, for this item at March 31, 2022 and December 31, 2021.
CMP began recovering its regulatory asset in 2020. In 2017, the NYPSC commenced an audit of the power tax regulatory assets. On January 11, 2018, the NYPSC issued an order opening an operations audit on NYSEG and RG&E and certain other New York utilities regarding tax accounting. The NYPSC audit report is expected to be completed during 2022.
New England Clean Energy Connect
The NECEC project requires certain permits, including environmental, from multiple state and federal agencies and a presidential permit from the U.S. Department of Energy, or DOE, authorizing the construction, operation, maintenance and connection of facilities for the transmission of electric energy at the international border between the United States and Canada. On January 8, 2020, the Maine Land Use Planning Commission, or LUPC, granted the LUPC Certification for the NECEC. The Maine Department of Environmental Protection, or MDEP, granted Site Location of Development Act, Natural Resources Protection Act, and Water Quality Certification permits for the NECEC by an Order dated May 11, 2020. The MDEP Order has been appealed by certain intervenors. The Maine Board of Environmental Protection, or BEP, will consider the appeals of the MDEP Order, as well as the appeal of MDEP’s December 4, 2020 Order approving the transfer of the permits for the project to NECEC Transmission LLC on May 17 and May 18, 2022. In addition, certain intervenors have appealed MDEP’s May 7, 2021 Order approving certain minor revisions. This appeal remains pending before the BEP. We cannot predict the outcome of these proceedings.
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
On August 10, 2021, the Maine Superior Court issued a ruling reversing the Maine Bureau of Parks and Lands’, or BPL, decision to grant a lease over a small area of public reserved lands to host a small section of the NECEC project. On August 13, 2021, BPL, and NECEC Transmission LLC appealed this ruling and prior decisions and orders in the case. The appeal is currently pending before the Maine Supreme Judicial Court sitting as the Law Court, or the Maine Law Court. As a result of the appeal, the Maine Superior Court decision vacating the lease is stayed. On September 15, 2021, the Maine Law Court ordered NECEC Transmission LLC to refrain from construction activities on the public reserved lands lease area during the pendency of the appeal. Oral argument before the Law Court is scheduled for May 10, 2022. We cannot predict the outcome of this proceeding.
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
On December 16, 2021, the Maine Business & Consumer Court denied Networks and NECEC Transmission LLC’s request for a preliminary injunction temporarily precluding application of the Initiative to the NECEC transmission project. The Initiative took effect on December 19, 2021. On December 22, 2021, Networks and NECEC Transmission LLC moved that the Business & Consumer Court report its decision to the Maine Law Court for an interlocutory appeal under the applicable rule of appellate procedure. On December 28, 2021, the Business & Consumer Court granted this motion, thereby sending its decision to the Law Court for review. Briefing on the report took place between February and April 2022. Oral argument before the Law Court is scheduled for May 10, 2022. We cannot predict the outcome of these proceedings.
At the municipal level, twenty-one towns have granted municipal approvals to date.
Construction of the NECEC project started in January 2021 and was halted in November 2021. Construction remains stopped pending a decision by the Maine Law Court on the report of the Business & Consumer Court decision that denied Networks and NECEC Transmission LLC’s request for preliminary injunction preventing enforcement of the Initiative against the NECEC project during the pendency of the challenge against the Initiative. NECEC Transmission LLC has communicated to the counterparties to its agreements, including, without limitation, vendors, suppliers and TSA parties, the suspension of the MDEP permit, the Initiative and the status of the pending challenge. There are potentially adverse implications arising out of the suspension of the MDEP permit, the Initiative and the pending challenge, which may have negative impacts on the NECEC project, including impacts related to increased project construction costs and a decrease in expected returns. We cannot predict the outcome of the pending challenge against the Initiative. The company estimates a commercial operation date in December 2024, assuming construction activities resume in 2022. As of March 31, 2022, we have capitalized approximately $561 million for the NECEC project.

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
Maine Government-Run Power Referendum and Legislation to Ensure Utility Accountability
On September 18, 2020, a request was submitted to the Maine Secretary of State to initiate the process of placing a government-run power referendum on the ballot. The proponents did not submit signatures in January 2022, the deadline to place the referendum on the November 2022 ballot, but have made statements that they intend to continue to collect sufficient signatures to present the referendum in a general election. We cannot predict the outcome of this request or any potential referendum.
In February 2022, a bill, L.D. 1959, An Act To Ensure Transmission and Distribution Utility Accountability was introduced in the Maine Legislature. The bill provides additional Maine PUC requirements on Maine large electric utilities, including CMP, to ensure customer service and reliability. The bill would also impose penalties for poor performance, add more protection for whistleblowers who report illegal or improper behavior by a utility, authorize the PUC to audit utilities’ financial information, require utilities to submit regular plans to address the impact of climate change on their infrastructure, and initiate a proceeding for divestiture subject to constitutional protections due process and just compensation. The bill, as amended, has passed the Maine Legislature in April 2022 and would become effective in 2022 unless vetoed by the Maine Governor.

Results of Operations
The following tables set forth financial information by segment for each of the periods indicated:

	Three Months Ended				Three Months Ended
	March 31, 2022				March 31, 2021
	Total	Networks	Renewables	Other(1)	Total	Networks	Renewables	Other(1)
	(in millions)
Operating Revenues	$2,133	$1,935	$198	$—	$1,966	$1,573	$393	$—
Operating Expenses
Purchased power, natural gas and fuel used	741	756	(15)	—	501	449	52	—
Operations and maintenance	651	539	113	(1)	642	506	139	(3)
Depreciation and amortization	261	161	100	—	247	156	91	—
Taxes other than income taxes	178	160	18	—	170	149	19	2
Total Operating Expenses	1,831	1,616	216	(1)	1,560	1,260	301	(1)
Operating Income	302	319	(18)	1	406	313	92	1
Other Income (Expense)
Other income (expense)	11	12	1	(2)	1	6	(6)	1
Earnings (losses) from equity method investments	253	3	250	—	1	2	(1)	—
Interest expense, net of capitalization	(71)	(50)	(3)	(18)	(73)	(53)	—	(20)
Income (Loss) Before Income Tax	495	284	230	(19)	335	268	85	(18)
Income tax expense (benefit)	68	31	41	(4)	14	42	(9)	(19)
Net Income (Loss)	427	253	189	(15)	321	226	94	1
Net loss (income) attributable to noncontrolling interests	18	(1)	19	—	13	(1)	14	—
Net Income (Loss) Attributable to Avangrid, Inc.	$445	$252	$208	$(15)	$334	$225	$108	$1
(1)"Other" represents Corporate and intersegment eliminations.
Comparison of Period to Period Results of Operations
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Operating Revenues
Our operating revenues increased by $167 million, or 8%, from $1,966 million for the three months ended March 31, 2021 to $2,133 million for the three months ended March 31, 2022, as detailed by segment below:
Networks
Operating revenues increased by $362 million, or 23%, from $1,573 million for the three months ended March 31, 2021 to $1,935 million for the three months ended March 31, 2022. Electricity and gas revenues increased by $26 million, primarily due to rate increases in New York effective December 1, 2020, $6 million favorable impact from increased deferrals, $6 million increase in late payment fees, and $2 million of other. Electricity and gas revenues changed due to the following items that have offsets within the income statement: an increase of $307 million in purchased power and purchased gas (offset in purchased power) driven by higher average pricing in commodities in the period and an increase of $15 million in flow through amortizations (offset in operating expenses).
Renewables
Operating revenues decreased by $195 million, or 50%, from $393 million for the three months ended March 31, 2021, to $198 million for the three months ended March 31, 2022. The decrease in operating revenues was primarily due to a $139 million decrease in merchant prices driven mainly by lower demand as compared to the first quarter of 2021 when demand was higher during the Texas storm, $19 million in power trading driven by lower average prices in the first quarter of 2022 compared to the same period of 2021, $2 million from other revenues in the period and unfavorable MtM changes of $43 million on energy derivative transactions entered for economic hedging purposes, offset by $3 million from curtailment payments and an increase of $5 million driven by 292 GWh higher wind generation output in the current period.
Purchased Power, Natural Gas and Fuel Used
Purchased power, natural gas and fuel used increased by $240 million, or 48%, from $501 million for the three months ended March 31, 2021 to $741 million for the three months ended March 31, 2022, as detailed by segment below:

Networks
Purchased power, natural gas and fuel used increased by $307 million, or 68%, from $449 million for the three months ended March 31, 2021 to $756 million for the three months ended March 31, 2022. The increase is primarily driven by a $307 million increase in average commodity prices and an overall increase in electricity and gas units procured due to higher degree days in the period.
Renewables
Purchased power, natural gas and fuel used decreased by $67 million, or 129%, from $52 million for the three months ended March 31, 2021 to $(15) million for the three months ended March 31, 2022. The decrease is primarily due to favorable MtM changes on derivatives of $60 million driven by market price changes in the period and a decrease of $7 million in power and gas purchases due to lower average prices in the current period.
Operations and Maintenance
Operations and maintenance expenses increased by $9 million, or 1%, from $642 million for the three months ended March 31, 2021 to $651 million for the three months ended March 31, 2022, as detailed by segment below:
Networks
Operations and maintenance expenses increased by $33 million, or 7%, from $506 million for the three months ended March 31, 2021 to $539 million for the three months ended March 31, 2022. The increase is driven by increased business costs of $24 million and $2 million increase in other expenses, offset by an $8 million decrease in uncollectible expenses due to lower bad debt provision in the current period. In addition, there were increases of $15 million in flow-through amortizations (which is offset in revenue).
Renewables
Operations and maintenance expenses decreased by $26 million, or 19%, from $139 million for the three months ended March 31, 2021 to $113 million for the three months ended March 31, 2022. The decrease is primarily due to a $16 million bad debt provision recorded in the first quarter of 2021 driven by an increase in uncollectibles billed during the Texas storm, decrease of $14 million in land rents and maintenance costs driven by a lower number of new sites in 2022 compared to the same period of 2021, offset by a $4 million increase in personnel costs driven primarily by increase in headcount in the period.
Depreciation and Amortization
Depreciation and amortization for the three months ended March 31, 2022 was $261 million compared to $247 million for the three months ended March 31, 2021, an increase of $14 million. The increase is driven by $8 million from plant additions in Networks and Renewables in the period and $6 million increase driven by amortization of a deferred gain recorded in the first quarter of 2021.
Other Income (Expense) and Earnings (Losses) from Equity Method Investments
Other income (expense) and equity earnings (losses) increased by $262 million from $2 million for the three months ended March 31, 2021 to $264 million for the three months ended March 31, 2022. The increase is primarily due to $252 million of favorable equity earnings, driven by a $246 million gain recognized in the current period from the offshore joint venture restructuring transaction in Renewables, a $6 million increase due to the write-off of certain development projects in Renewables in the first quarter of 2021, and $4 million in other increases in the period.
Interest Expense, Net of Capitalization
Interest expense for the three months ended March 31, 2022 and 2021 was $71 million and $73 million, respectively. The change is primarily due to a decrease of $2 million in interest expense driven by a favorable impact from the fair value hedge of the debt in Other.
Income Tax
The effective tax rate, inclusive of federal and state income tax, for the three months ended March 31, 2022 was 13.7%, which is below the federal statutory tax rate of 21%, primarily due to the recognition of production tax credits associated with wind production, the effect of the excess deferred tax amortization resulting from the Tax Act and the equity component of allowance for funds used during construction, partially offset by the tax on gain from the offshore joint venture restructuring transaction, which is reflected in total in the first quarter as a discrete adjustment. The effective tax rate, inclusive of federal and state income tax, for the three months ended March 31, 2021 was 4.2%, which was below the federal statutory tax rate of 21%, primarily due to the recognition of production tax credits associated with wind production and the effect of the excess deferred tax amortization resulting from the Tax Act.

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
We define adjusted net income as net income adjusted to exclude mark-to-market earnings from changes in the fair value of derivative instruments used by AVANGRID to economically hedge market price fluctuations in related underlying physical transactions for the purchase and sale of electricity and costs incurred in connection with the COVID-19 pandemic. We believe adjusted net income is more useful in understanding and evaluating actual and projected financial performance and contribution of AVANGRID core lines of business and to more fully compare and explain our results. The most directly comparable U.S. GAAP measure to adjusted net income is net income. We also define adjusted earnings per share, or adjusted EPS, as adjusted net income converted to an earnings per share amount.
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

The following tables provide a reconciliation between Net Income attributable to AVANGRID and non-GAAP measures Adjusted Net Income, Adjusted EBITDA and Adjusted EBITDA with Tax Credits by segment for the three months ended March 31, 2022 and 2021, respectively:

	Three Months Ended March 31, 2022
	Total	Networks	Renewables	Corporate*
	(in millions)
Net Income Attributable to Avangrid, Inc.	$445	$252	$208	$(15)
Adjustments:
Mark-to-market earnings – Renewables	3	—	3	—
Impact of COVID-19	2	2	—	—
Income tax impact of adjustments (1)	(2)	(1)	(1)	—
Adjusted Net Income (2)	$450	$254	$211	$(15)

Net (loss) income attributable to noncontrolling interests	(18)	1	(19)	—
Income tax expense (benefit)	70	32	42	(4)
Depreciation and amortization	261	161	100	—
Interest expense, net of capitalization	71	50	3	18
Other (income) expense	(11)	(12)	(1)	2
(Earnings) losses from equity method investments	(253)	(3)	(250)	—
Adjusted EBITDA (3)	$569	$482	$85	$2

Retained PTCs and ITCs	43	—	43	—
PTCs allocated to tax equity investors	29	—	29	—
Adjusted EBITDA with Tax Credits (3)	$641	$482	$158	$2

	Three Months Ended March 31, 2021
	Total	Networks	Renewables	Corporate*
	(in millions)
Net Income (Loss) Attributable to Avangrid, Inc.	$334	$225	$108	$1
Adjustments:
Mark-to-market earnings – Renewables	20	—	20	—
Impact of COVID-19	6	6	—	—
Income tax impact of adjustments (1)	(7)	(2)	(5)	—
Adjusted Net Income (2)	$354	$229	$123	$2

Net (loss) income attributable to noncontrolling interests	(13)	1	(14)	—
Income tax expense (benefit)	21	44	(4)	(19)
Depreciation and amortization	247	156	91	—
Interest expense, net of capitalization	73	53	—	20
Other (income) expense	(1)	(6)	6	(1)
(Earnings) losses from equity method investments	(1)	(2)	1	—
Adjusted EBITDA (3)	$680	$474	$204	$2

Retained PTCs and ITCs	50	—	50	—
PTCs allocated to tax equity investors	22	—	22	—
Adjusted EBITDA with Tax Credits (3)	$752	$474	$276	$2
(1)Income tax impact of adjustments: 2022 - $(1) million from MtM earnings and $(1) million from impact of COVID-19 for the three months ended March 31, 2022, respectively; 2021 - $(5) million from MtM earnings and $(2) million from impact of COVID-19 for the three months ended March 31, 2021, respectively.
(2)Adjusted Net Income is a non-GAAP financial measure and is presented after excluding costs incurred in connection with the COVID-19 pandemic and the impact from mark-to-market activities in Renewables.

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
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Adjusted net income
Our adjusted net income increased by $96 million, or 27%, from $354 million for the three months ended March 31, 2021 to $450 million for the three months ended March 31, 2022. The increase is primarily due to a $88 million increase in Renewables driven by a gain recognized in the current period from the offshore joint venture restructuring transaction, a $25 million increase in Networks driven primarily by rate increases in New York effective December 1, 2020, offset by $17 million decrease in Corporate mainly driven by unfavorable tax expense in the period.
The following tables reconcile Net Income attributable to AVANGRID to Adjusted Net Income (non-GAAP), and EPS attributable to AVANGRID to adjusted EPS (non-GAAP) for the three months ended March 31, 2022 and 2021, respectively:

	Three Months Ended
	March 31,
(Millions)	2022	2021
Networks	$252	$225
Renewables	208	108
Corporate (1)	(15)	1
Net Income	$445	$334
Adjustments:
Mark-to-market earnings - Renewables (2)	3	20
Impact of COVID-19 (3)	2	6
Income tax impact of adjustments	(2)	(7)
Adjusted Net Income (4)	$450	$354

	Three Months Ended
	March 31,
	2022	2021
Networks	$0.65	$0.73
Renewables	0.54	0.35
Corporate (1)	(0.04)	—
Net Income	$1.15	$1.08
Adjustments:
Mark-to-market earnings - Renewables (2)	0.01	0.07
Impact of COVID-19 (3)	0.01	0.02
Income tax impact of adjustments	—	(0.02)
Adjusted Earnings Per Share (4)	$1.16	$1.14
(1)Includes corporate and other non-regulated entities as well as intersegment eliminations.
(2)Mark-to-market earnings relates to earnings impacts from changes in the fair value of Renewables' derivative instruments associated with electricity and natural gas.
(3)Represents costs incurred in connection with the COVID-19 pandemic, mainly related to bad debt provisions.
(4)Adjusted net income and adjusted earnings per share are non-GAAP financial measures and are presented after excluding costs incurred in connection with the COVID-19 pandemic and the impact from mark-to-market activities in Renewables.
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
We and our subsidiaries are required to comply with certain covenants in connection with our respective loan agreements. The covenants are standard and customary in financing agreements, and we and our subsidiaries were in compliance with such covenants as of and throughout the three months ended March 31, 2022.
Liquidity Position
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
The following table provides the components of our liquidity position as of March 31, 2022 and December 31, 2021, respectively:

	As of March 31,	As of December 31,
	2022	2021
	(in millions)
Cash and cash equivalents	$648	$1,474
AVANGRID Credit Facility	3,575	3,575
Iberdrola Group Credit Facility	500	500
Less: borrowings	—	—
Total	$4,723	$5,549
AVANGRID Commercial Paper Program
AVANGRID has a commercial paper program with a limit of $2 billion that is backstopped by the AVANGRID Credit Facility (described below). As of both March 31, 2022 and April 28, 2022, there was $0 of commercial paper outstanding.
AVANGRID Credit Facility
AVANGRID and its subsidiaries, NYSEG, RG&E, CMP, UI, CNG, SCG and BGC, each of which are joint borrowers, have a revolving credit facility with a syndicate of banks, or the AVANGRID Credit Facility, that provides for maximum borrowings of up to $3,575 million in the aggregate, which was executed on November 23, 2021. The agreement contained a commitment from lenders, which expired on April 20, 2022 to increase maximum borrowings to $4,000 million upon the joinder of PNM and TNMP as borrowers under the AVANGRID Credit Facility.
Under the terms of the AVANGRID Credit Facility, each joint borrower has a maximum borrowing entitlement, or sublimit, which can be periodically adjusted to address specific short-term capital funding needs, subject to the maximum limit contained in the agreement. On November 23, 2021, the executed AVANGRID Credit Facility increased AVANGRID's maximum sublimit from $1,500 million to $2,500 million. The AVANGRID Credit Facility contains pricing that is sensitive to AVANGRID’s consolidated greenhouse gas emissions intensity. The Credit Facility also contains negative covenants, including one that sets the ratio of maximum allowed consolidated debt to consolidated total capitalization at 0.65 to 1.00, for each borrower. Under the AVANGRID Credit Facility, each of the borrowers will pay an annual facility fee that is dependent on their credit rating. The initial facility fees will range from 10 to 22.5 basis points. The maturity date for the AVANGRID Credit Facility is November 22, 2026. As of both March 31, 2022 and April 28, 2022, we had no borrowings outstanding under this credit facility.
Since the AVANGRID credit facility is also a backstop to the AVANGRID commercial paper program, the total amount available under the facility as of both March 31, 2022 and April 28, 2022 was $3,575 million.
Iberdrola Group Credit Facility
AVANGRID has a credit facility with Iberdrola Financiacion, S.A.U., a company of the Iberdrola Group. The facility has a limit of $500 million and matures on June 18, 2023. AVANGRID pays a facility fee of 10.5 basis points annually. As of both March 31, 2022 and April 28, 2022, we had no borrowings outstanding under this credit facility.

Capital Resources
On January 31, 2022, UI issued $150 million aggregate principal amount of unsecured notes maturing in 2032 at a fixed interest rate of 2.25%.
On April 6, 2022, NYSEG issued $67 million aggregate principal amount of Pollution Control Bonds maturing in 2028. The bonds bear a 4.00% fixed coupon and were priced at 104.15% to yield 3.3%.
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
We expect to incur approximately $1.9 billion in capital expenditures through the remainder of 2022. This estimate is subject to continuing review and actual capital expenditures may vary significantly. For example, the U.S. Department of Commerce's anti-circumvention petition alleging that solar panels and cells shipped from Vietnam, Thailand, Malaysia and Cambodia could result in higher than expected costs for projects beyond 2022. As a result, the timing and ultimate cost associated with solar panels and cells and related project capital expenditures may vary from our current expectations.
Cash Flows
Our cash flows depend on many factors, including general economic conditions, regulatory decisions, weather, commodity price movements and operating expense and capital spending control.
The following is a summary of the cash flows by activity for the three months ended March 31, 2022 and 2021, respectively:

	Three Months Ended
	March 31,
	2022	2021
	(in millions)
Net cash provided by operating activities	$388	$425
Net cash used in investing activities	(948)	(639)
Net cash used in financing activities	(266)	(436)
Net decrease in cash, cash equivalents and restricted cash	$(826)	$(650)
Operating Activities
The cash from operating activities for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 decreased by $37 million, primarily attributable to a net decrease current assets and liabilities driven by timing of cash collections and cash disbursements during the period.
Investing Activities
For the three months ended March 31, 2022, net cash used in investing activities was $948 million, which was comprised of $811 million of capital expenditures and $168 million of payment for the offshore joint venture restructuring transaction, partially offset by $30 million of contributions in aid of construction.
For the three months ended March 31, 2021, net cash used in investing activities was $639 million, which was comprised of $623 million of capital expenditures and $39 million of other investments and equity method investments, partially offset by $9 million of contributions in aid of construction and $13 million of proceeds from the sale of assets and notes receivable from affiliates.
Financing Activities
For the three months ended March 31, 2022, financing activities used $266 million in cash reflecting primarily a net decrease in non-current debt and current notes payable of $101 million, distributions to non-controlling interests of $1 million and dividends of $170 million, offset by contribution from non-controlling interests of $13 million in the period.

For the three months ended March 31, 2021, financing activities used $436 million in cash reflecting primarily a net decrease in non-current debt and current notes payable of $303 million, distributions to non-controlling interests of $3 million and dividends of $136 million, offset by contribution from non-controlling interests of $10 million in the period.
Off-Balance Sheet Arrangements
There have been no material changes in our off-balance sheet arrangements during the three months ended March 31, 2022 as compared to those reported for the fiscal year ended December 31, 2021 in our Form 10-K.
Contractual Obligations
There have been no material changes in contractual and contingent obligations during the three months ended March 31, 2022 as compared to those reported for the fiscal year ended December 31, 2021 in our Form 10-K.
Critical Accounting Policies and Estimates
We have prepared the accompanying condensed consolidated financial statements provided herein in accordance with U.S. GAAP. In preparing the accompanying condensed consolidated financial statements, our management has made certain estimates and assumptions that affect the reported amounts of assets, liabilities, stockholders’ equity, revenues and expenses and the disclosures thereof. While we believe that these policies and estimates used are appropriate, actual future events can and often do result in outcomes that can be materially different from these estimates. As of March 31, 2022, the only notable changes to the significant accounting policies described in our Form 10-K for the fiscal year ending December 31, 2021, are with respect to our adoption of the new accounting pronouncements described in the Note 3 of our condensed consolidated financial statements for the three months ended March 31, 2022.
New Accounting Standards
We review new accounting standards to determine the expected financial effect, if any, that the adoption of each such standard will have. The new accounting pronouncements we have adopted as of January 1, 2022, and reflected in our condensed consolidated financial statements are described in Note 3 of our condensed consolidated financial statements for the three months ended March 31, 2022.

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
•adverse developments in general market, business, economic, labor, regulatory and political conditions including, without limitation, the impacts of inflation, deflation, supply-chain interruptions and changing prices and labor costs, including the Department of Commerce's anti-circumvention petition that could adversely impact renewable solar energy projects;
•the impacts of climate change, fluctuations in weather patterns and extreme weather events;
•technological developments;
•the impact of extraordinary external events, such as any cyber breaches or other incidents, grid disturbances, acts of war or terrorism, civil or social unrest, natural disasters, pandemic health events or other similar occurrences, including the ongoing geopolitical conflict with Russia and Ukraine;
•the impact of any change to applicable laws and regulations, including those subject to referendums and legal challenges, affecting the ownership and operations of electric and gas utilities and renewable energy generation facilities, respectively, including, without limitation, those relating to the environment and climate change, taxes, price controls, regulatory approval and permitting;
•our ability to close the proposed Merger (as defined in "Note 1 - Background and Nature of Operations" to the accompanying unaudited condensed consolidated financial statements under Part I, Item 1 of this report), the anticipated timing and terms of the proposed Merger, our ability to realize the anticipated benefits of the proposed Merger and our ability to manage the risks of the proposed Merger;
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our market risk during the three months ended March 31, 2022, as compared to those reported for the fiscal year ended December 31, 2021 in our Form 10-K.
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
Item 1A. Risk Factors
Shareholders and prospective investors should carefully consider the risk factors disclosed in our Form 10-K for the fiscal year ended December 31, 2021. The only significant changes to our risk factors relate to following items:
There is a risk new tariffs imposed on imported goods could result in, among other items, increases in capital expenditures in projects, negative impacts of expected returns, impacts to the completion and delivery of projects, abandonment of the development on projects, which could have a material effect on AVANGRID's business, financial condition, and results of operations.
Changes in tariffs may affect the final cost of a significant portion of capital expenses in projects, with renewable projects being more exposed. Tariffs have been imposed in the recent years to imports of solar panels, aluminum and steel, among other goods or raw materials. Currently, the Department of Commerce, or DOC, is conducting an inquiry into an anti-circumvention petition alleging that solar panels and cells shipped from Vietnam, Thailand, Malaysia and Cambodia have circumvented tariffs imposed on Chinese solar panels and cells. The petition calls for anti-dumping and countervailing duties to be applied to solar panels and cells and could be retroactive to the filing date. If imposed, this tariff could affect, among other items, capital expenditures, expected returns on approved projects, completion and delivery of projects, and abandonment of the development on projects and associated contracts, including related costs.
AVANGRID is subject to substantial regulation by federal, state and local regulatory agencies and our business, results of operations and prospects may be adversely affected by legislative or regulatory changes, as well as liability under, or any future inability to comply with, existing or future regulations or requirements.
AVANGRID’s operations are subject to, and influenced by, complex and comprehensive federal, state and local regulation and legislation. This is impactful for all areas of the business but particularly in the emerging development of offshore and solar generation. In late March, the House passed the Coast Guard Authorization Act of 2022. If enacted, the bill may only allow foreign vessels to operate on the Outer Continental Shelf if they have (a) a U.S. crew or (b) the crew of the nation of which the vessel is from. If passed, this legislation could affect expected timelines and returns on approved projects. Additionally, legislation seeking to block the import of products made with forced labor in certain areas of China could prevent some suppliers from importing, among other products, solar panels into the U.S. or cause significant delay in panel delivery. This legislation could have an impact on solar project development, construction activities and project returns.
Russian forces launched an invasion of Ukraine on February 24, 2022. This action could exacerbate existing risk factors highlighted in our Form 10-K for the fiscal year ended December 31, 2021.
The recent geopolitical developments may further intensify risk factors highlighted in our Form 10-K for the fiscal year ended December 31, 2021 including, but not limited to, risks around inflation, supply chain delays and heightened cybersecurity threats.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On April 27, 2022, Robert D. Kump, the President and Deputy Chief Executive Officer of the Company, provided notice of his intention to retire from the Company, effective June 24, 2022.

Item 6. Exhibits
The following documents are included as exhibits to this Form 10-Q:

Exhibit Number	Description

10.1	Form of Phantom Award Agreement.†

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*Filed herewith.
†Compensatory plan or agreement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Avangrid, Inc.

Date: April 29, 2022	By:	/s/ Dennis V. Arriola
Dennis V. Arriola
Director and Chief Executive Officer

Date: April 29, 2022	By:	/s/ Patricia C. Cosgel
Patricia C. Cosgel
Interim Chief Financial Officer