Form 10-K/A
period 2021-12-31
Avangrid, Inc.
filed 2022-05-02
CIK 1634997

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
Documents Incorporated by Reference
None.

EXPLANATORY NOTE
Avangrid, Inc. (“we,” “us,” “our,” the “Company,” or “AVANGRID”) is filing this Amendment No. 1 on Form
10-K/A
(the “Form
10-K/A”)
to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Original Form
10-K”),
filed with the U.S. Securities and Exchange Commission (“SEC”) on February 23, 2022 (“Original Filing Date”), to include the information required by Items 10 through 14 of Part III of Form
10-K.
This information was previously omitted from the Original Form
10-K
in reliance on General Instruction G(3) to Form
10-K,
which permits the information in the above referenced items to be incorporated in the Form
10-K
by reference from the Company’s definitive proxy statement if such statement is filed no later than 120 days after the Company’s fiscal year-end.
This Form
10-K/A
amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Original Form
10-K.
In addition, as required by
Rule 12b-15 under
the Securities Exchange Act of 1934, as amended (the “Exchange Act”), certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Form
10-K/A
under Item 15 of Part IV hereof. Because no financial statements have been included in this Form
10-K/A
and this Form
10-K/A
does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form
10-K/A.
Except as described above, this Form
10-K/A
does not modify or update disclosure in, or exhibits to, the Original Form
10-K.
Furthermore, this Form
10-K/A
does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Form
10-K.
Information not affected by this Form
10-K/A
remains unchanged and reflects the disclosures made at the time the Original Form
10-K
was filed. Accordingly, this Form
10-K/A
should be read in conjunction with the Original Form
10-K
and our other filings with the SEC.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Directors of the Company
Set forth below is certain information regarding each of our current directors as of April 28, 2022.

Ignacio S. Galán
, Director since 2014
Chairman of the Board and Chair of the Executive Committee

Mr. Galán has served as Chairman and Chief Executive Officer of Iberdrola, S.A. since 2006. Mr. Galán has also served as the Chairman of the Board of Directors of Scottish Power Ltd., an energy company in the United Kingdom, since 2007, and as Chairman of the Board of Directors of Neoenergia, S.A., a Brazilian subsidiary of Iberdrola listed on the Sao Paulo Stock Exchange, since 2017, each subsidiaries of Iberdrola, S.A. Mr. Galán holds honorary degrees from the Universities of Salamanca, Edinburgh and Strathclyde (Glasgow). Mr. Galán graduated as an industrial engineer from the Engineering School (ICAI) of Universidad Pontificia Comillas (Madrid). He also graduated in Business Administration and Foreign Trade from ICADE at Universidad Pontificia Comillas (Madrid) and in General Business Administration and Foreign Trade from the School of Industrial Organisation (EOI) in Madrid.
Among other qualifications, Mr. Galán brings to the board executive leadership experience in the energy industry, including his service as Chairman and Chief Executive Officer of a large international public company, along with extensive expertise in sustainable development, risk management, government regulatory and strategic planning, and leadership of complex organizations in the global business environment.
Other current public company directorships:
Iberdrola, S.A. and Neoenergia, S.A. (member of the Iberdrola group of companies)
Selected directorships and memberships:
Presidential CEO Advisory Board, Massachusetts Institute of Technology; Steering Committee, European Round Table of Industrialists; International Advisory Council, J.P. Morgan Chase & Co.; Member, Electricity Cluster of the World Economic Forum (Davos); Chairman of the Board of Directors, Scottish Power Ltd.; Board of Trustees, Princess of Asturias Foundation; Board of Trustees, COTEC Foundation; Board of Trustees, Carolina Foundation; Board of Trustees, Comillas-ICAI University Foundation; Board of Trustees, Aspen Institute Spain Foundation; Board of Trustees, Elcano Royal Institute; Royal Board of Trustees, Museo del Prado

John Baldacci
, Director since 2014
Vice Chair of the Board and Chair of the Special Committee

Mr. Baldacci, 67, served as Senior Advisor for Economic Development & Government Relations at Pierce Atwood LLP from 2012 until May 2021. Mr. Baldacci served as the 73rd Governor of the State of Maine from 2003 until 2011. He previously served as director of the U.S. Department of Defense’s Military Health Care Reform Initiative from 2011 to 2012, and U.S. Representative for Maine’s 2nd Congressional District from 1995 to 2003. Mr. Baldacci earned a B.A. in History from the University of Maine at Orono.
Among other qualifications, Mr. Baldacci brings senior leadership experience to the board, including his service as the Governor of the State of Maine, along with extensive experience in economic development and government relations.
Selected directorships and memberships:
Board of Directors, Jobs for America’s Graduates

Dennis V. Arriola
, Director since 2020
Member of the Executive Committee

Mr. Arriola, 61, has served as Chief Executive Officer of AVANGRID since July 2020 and provided notice to AVANGRID of his decision to leave the business, effective on May 28, 2022. Mr. Arriola previously served as Executive Vice President and Group President, and Chief Sustainability Officer of Sempra Energy (“Sempra”), a publicly traded energy infrastructure company from 2017 until July 2020. Mr. Arriola spent most of the past 26 years in a broad range of leadership roles for the Sempra companies including from 2014 to 2016 serving as Chairman, President and CEO of Southern California Gas Co. (“SoCalGas”), one of Sempra’s regulated California utilities. From 2008 to 2012, Mr. Arriola worked as Executive Vice President and Chief Financial Officer for SunPower Corp., a Silicon Valley based solar technology company. Mr. Arriola previously served on the boards of directors for several Sempra operating companies, including Infraestructura Energética Nova (IEnova), a publicly-traded company in Mexico, Luz del Sur S.A.A., a publicly-traded company in Peru, and Chilquinta Energía in Chile. Mr. Arriola holds a bachelor’s degree in economics from Stanford University and a master’s degree in business administration from Harvard University.
Among other qualifications, Mr. Arriola brings to the board executive leadership experience in the energy industry, including his service as an executive and chief sustainability officer of a publicly traded energy infrastructure company, along with extensive expertise in financial oversight, risk management, strategic planning and leadership of complex organizations.
Selected directorships and memberships:

Board of Directors, Automobile Club of Southern California; Board of Directors, Edison Electric Institute; Board of Directors, U.S. Chamber of Commerce

Daniel Alcain Lopez
, Director since 2020

Mr. Alcain Lopez, 48, has served as Director of Group Risk Management of Iberdrola, S.A. since May 2018. Previously, Mr. Alcain Lopez served as Senior Vice President – Controller of AVANGRID from December 2015 until April 2018. Mr. Alcain Lopez served as chief financial officer of Scottish Power, from April 2012 until December 2015, and Iberdrola USA, Inc., from December 2009 until March 2012. Mr. Alcain Lopez joined the Iberdrola group in 2001 and worked for four years in Latin America within the Control area. He holds two degrees in economy and law from the University of Valladolid.
Among other qualifications, Mr. Alcain Lopez brings to the board executive leadership experience and extensive financial and accounting expertise, experience in strategic planning and risk management of complex organizations, and a global business perspective from his service as a senior executive at a large international public company.
Other current public company directorships:

Neoenergia, S.A. (member of the Iberdrola group of companies)
Selected directorships and memberships:

Board of Directors, Iberdrola España, S.A. and Board of Directors, Scottish Power Ltd.

Pedro Azagra Blázquez
, Director Since 2019 and from 2014 – 2018
Member of the Executive Committee and the Special Committee

Mr. Azagra Blázquez, 53, has served as the Chief Development Officer of Iberdrola, S.A. since 2008. On March 1, 2022, Mr. Azagra Blázquez was appointed to serve as Chief Executive Officer, effective the date Mr. Arriola ends his service with AVANGRID. He previously served as Director of Strategy from 1997 to 2001 and was responsible for corporate development activities of the Iberdrola group from 2001 to 2008. Mr. Azagra Blázquez has served as Professor of Corporate Finance and Mergers and Acquisitions at Universidad Pontificia de Comillas, in Madrid, Spain since 1998. Before joining the Iberdrola group, he worked at Morgan Stanley in London and New York in the investment banking division in advisory, equity and debt transactions. Mr. Azagra Blázquez formerly served on the board of directors of Siemens Gamesa Renewable Energy, S.A. He earned a business degree and a law degree from Universidad Pontificia de Comillas and a M.B.A. from the University of Chicago. Mr. Azagra served as a Second Lieutenant in the Spanish Army ranked 1st in the Academy.
Among other qualifications, Mr. Azagra Blázquez brings to the board senior leadership experience through his service as a senior executive at a large international public company and prior experience leading Iberdrola’s United States business, along with his extensive knowledge of the utilities industry, capital markets and finance, risk management and corporate strategy in the global business environment.

Other current public company directorships:
Neoenergia, S.A. (member of the Iberdrola group of companies)

Robert Duffy
, Director since 2019
Chair of the Unaffiliated Committee

Mr. Duffy, 67, has served as President and Chief Executive Officer of the Greater Rochester Chamber of Commerce since January 1, 2015. Prior to working for Rochester Business Alliance, Mr. Duffy served as Lieutenant Governor in New York in Governor Andrew Cuomo’s administration from January 2011 to December 2014. Mr. Duffy previously served as Rochester Mayor from January 2006 to January 2011 and as Rochester Police Chief from March 1998 to April 2005, when he resigned his post to run for Mayor. He joined the Rochester Police Department in November 1976. Mr. Duffy holds two degrees from Monroe Community College, a Bachelor of Science degree from Rochester Institute of Technology, and Master of Arts degree from the Maxwell School of Citizenship and Public Affairs at Syracuse University.
Among other qualifications, Mr. Duffy brings to the board senior leadership experience, including his service as the Lieutenant Governor of New York, along with extensive experience in government relations, economic development, public policy, and risk management.
Selected directorships and memberships:
Board of Trustees, State University of New York; Board of Directors, Business Council of New York State; Board of Directors, Center for Governmental Research

Teresa Herbert
, Director since 2019
Member of the Audit and Compliance Committee

Ms. Herbert, 60, has served as President of Independence Holding Company (NYSE: IHC) since July 2021. She previously served as Chief Financial Officer from 2016 until her appointment as President. From 2002 to 2016, Ms. Herbert also served on the board of directors and as Chief Financial Officer of American Independence Corp., a public company traded on the NASDAQ, until the company was merged out of business in 2016. Ms. Herbert is a certified public accountant (inactive) and received a Bachelor of Science degree in accounting from Rutgers University.
Among other qualifications, Ms. Herbert brings to the board senior leadership experience, financial and accounting expertise as the Chief Financial Officer of a public company and experience in corporate strategy, risk management, government regulatory and strategic planning.
Selected directorships and memberships:
Board of Directors, Independence Holding Company and Independence Pet Holdings, Inc.

Patricia Jacobs
, Director since 2019
Member of the Compensation, Nominating and Corporate Governance Committee and the Unaffiliated Committee

Ms. Jacobs, 58, currently serves as the President of AT&T’s Northern Region, a position she has held since July 2020, and previously served as President of AT&T New England from January 2012 to July 2020. Ms. Jacobs held numerous leadership positions at the company including Regional Vice President for International Affairs and Regional Vice President for Federal Affairs. Prior to joining AT&T, Ms. Jacobs served as an aide to Congressman Edward J. Markey
(D-MA)
and as a member of the staff of the Massachusetts Senate’s Commerce and Labor Committee. Ms. Jacobs holds a B.A. from the University of Texas at Austin and an M.A. and Ph.D. in Political Science from Boston College.
Among other qualifications, Ms. Jacobs brings to the board executive leadership experience, including her service as an executive at a global telecommunications business, along with strategic decision-making, risk management, regulatory and public policy expertise.

Selected directorships and memberships:
Vice Chair of the Board of Directors, Massachusetts Port Authority; Board of Directors, John F. Kennedy Library Foundation; Board of Trustees, Boys & Girls Clubs of Boston; Board of Directors, Greater Boston Chamber; Board of Directors, Massachusetts Business Roundtable; Vice Chair, New England Council

John Lahey
, Director since 2015
Chair of the Compensation, Nominating and Corporate Governance Committee, Member of the Executive Committee and of the Unaffiliated Committee

Mr. Lahey, 75, currently serves as President Emeritus and Professor of Philosophy of Quinnipiac University in Hamden, Connecticut, a private, coeducational university. Mr. Lahey previously served as the President of Quinnipiac University for 31 years. Mr. Lahey previously served as a Director of UIL Holdings Corporation (“UIL”) (which we acquired in 2015) from 1994 to 2015, and as its non-executive
chair from 2010 until 2015. Mr. Lahey is a director of Independence Holding Company (NYSE: IHC). Mr. Lahey holds Bachelor’s and Master’s degrees from the University of Dayton, a Master’s degree from Columbia University and a Ph.D. from the University of Miami.
Among other qualifications, Mr. Lahey brings to the board executive leadership experience, including his service as the former President of a prestigious coeducational university, along with strategic decision-making, communications, government regulatory and financial experience through his service on other public company boards.
Other current public company directorships:
Independence Holding Company
Selected directorships and memberships:
Board of Directors, Yale New Haven Health System and Board of Directors, Alliance for Cancer Gene Therapy

José Ángel Marra Rodríguez
, Director since 2020

Mr. Marra Rodríguez, 55, has served as Director of Human Resources and General Service of Iberdrola, S.A. since July 2018 and, since January 2020, also as Director of Corporate Security. Mr. Marra Rodríguez also served as a member of the board and the compensation committee of Neoenergia. Mr. Marra Rodríguez previously served as Director of Global Services from July 2011 until July 2018 and as Chief Financial Officer from January 2009 until July 2011 of Iberdrola Renovables, S.A. Before joining Iberdrola, he held various positions at Banco Bilbao Vizcaya Argentaria (BBVA) and served as Deputy Chief Financial Officer in Indra Sistemas, S.A., an information technology company. Mr. Marra Rodríguez qualified as an industrial engineer at the Universidad de Comillas (ICAI), has an MBA and completed the General Management Programme of the IESE at the University of Navarre.
Among other qualifications, Mr. Marra Rodríguez brings to the board executive leadership experience and extensive financial and accounting expertise and experience in human capital management at complex organizations, and a global business perspective from his service as a senior executive at a large international public company.
Other current public company directorships:
Neoenergia, S.A. (member of the Iberdrola group of companies)
Selected directorships and memberships:
Board of Directors, Iberdrola México, S.A. de C.V.

Santiago Martinez Garrido
, Director since 2015
Member of the Special Committee

Mr. Martinez Garrido, 53, has served as the Head of Legal Services for Iberdrola, S.A. since 2016 and as the Deputy Secretary of the Iberdrola, S.A. board of directors since 2015. Mr. Martinez Garrido has also served as a member of the board of Neoenergia since 2014 and as a director of Elecktro Holdings, S.A. from 2012 to 2018. Previously, he served as Head of Corporate Legal Services of Iberdrola, S.A., secretary of the board of directors of Iberdrola Renovables, S.A., secretary of the board of directors of Iberdrola España, S.A.U. and secretary of the board of directors of Fundación Iberdrola, the charitable foundation of Iberdrola, S.A. Before joining Iberdrola, S.A., Mr. Martinez Garrido served as Chief of Staff of the Minister of Justice of Spain and of the Justice Secretary of State of Spain from 2000 to 2004. Mr. Martinez Garrido has served as the secretary of the board of trustees of the Royal Academy of Jurisprudence and Legislation in Madrid since 2014. Mr. Martinez Garrido is a State Lawyer and has a degree in Law from Universidad Complutense in Madrid, a degree in Business Studies from Colegio Universitario San Pablo in Madrid and a PhD from Universidad Autónoma de Barcelona.

Among other qualifications, Mr. Martinez Garrido brings to the board executive leadership experience and extensive legal expertise in the energy industry, along with a global business perspective from his service as a senior executive at a large international public company.
Other current public company directorships:
Neoenergia, S.A. (member of the Iberdrola group of companies)

Jose Sáinz Armada
, Director since 2014
Member of the Compensation, Nominating and Corporate Governance Committee and the Executive Committee

Mr. Sáinz Armada, 62, has been the Chief Financial, Control and Resources Officer of Iberdrola, S.A. since 2020. Mr. Sáinz Armada served as the Chief Financial and Resource Officer from 2015 until 2020 and as the Chief Financial Officer from 2004 to 2015. Before joining Iberdrola, S.A., Mr. Sáinz Armada started his professional career at JP Morgan. He then held various positions at Argentaria Bolsa, Banco de Negocios Argentaria, Argentaria and Banco Bilbao Vizcaya Argentaria, S.A. (BBVA). Mr. Sáinz Armada earned a degree in Law and Business Administration from the Catholic Institute of Business Administration from the Universidad Pontificia de Comillas Madrid and a M.B.A. from INSEAD in Fontainebleau, France.
Among other qualifications, Mr. Sáinz Armada brings to the board financial and accounting expertise as the Chief Financial and Resources Officer of a large international public company and experience in corporate strategy, risk management, and strategic planning of complex organizations from his service as a senior executive at a large international public company.
Other current public company directorships:
Neoenergia, S.A. (member of the Iberdrola group of companies)
Selected directorships and memberships:
Board of Directors, Scottish Power Ltd. (member of the Iberdrola group of companies)

Alan Solomont
, Director since 2014
Audit and Compliance Committee Chair

Mr. Solomont, 72, has served as the Pierre and Pamela Omidyar Dean of the Jonathan M. Tisch College of Civic Life at Tufts University since January 2014 and as the chairman of the board of directors of the
Spain-U.S.
Chamber of Commerce since 2013. He previously served as United States Ambassador to Spain and Andorra from 2009 to 2013. Prior to his posting to Madrid, he was a member of the bipartisan board of directors of the Corporation for National and Community Service beginning in 2000, and he was elected chair in 2009. Mr. Solomont has a B.A. in political science and Urban Studies from Tufts University and a B.S. in Nursing from the University of Massachusetts Lowell.
Among other qualifications, Mr. Solomont brings to the board extensive experience in the nonprofit sector, government relations, and strategic decision-making and financial experience through his service as Ambassador to Spain and Andorra and as a Dean of a major United States university.

Elizabeth Timm
, Director since 2016
Member of the Audit and Compliance Committee

Ms. Timm, 68, is the retired Maine Market President of the Bank of America (NYSE: BAC) and its predecessor company, Fleet Bank. Ms. Timm served in this role from 1998 until 2012. Ms. Timm served as a management and financial consultant for RE/MAX By the Bay in Portland from 2012 until December 2015. Ms. Timm served as an independent director of Networks, our wholly-owned subsidiary, and chair of the Networks audit and compliance committee from March 2015 until her election to our board. Ms. Timm holds a Bachelor of Arts degree in Psychology from the University of Maine and an M.B.A. in Business from the University of Southern Maine.
Among other qualifications, Ms. Timm brings to the board financial and business expertise and experience in strategic planning and risk management through her service as a banking executive.
Selected directorships and memberships:
Board of Directors, Olympia Snowe Women’s Leadership Institute; Board of Directors, University of Maine System; Board of Directors, Girl Scouts of Maine

Code of Business Conduct and Ethics
AVANGRID has a code of business conduct and ethics that applies to all employees including the Company’s principal executive officer, principal financial officer, principal accounting officer, directors, and other senior financial officers. The code is intended to provide guidance to employees, management, and the board to assure compliance with law and promote ethical behavior. Any amendment to the code, or any waivers of its requirements, will be disclosed if required on the Company’s website at www.avangrid.com.
Audit and Compliance Committee
The Company has a separately-designated audit and compliance committee. Mr. Solomont and Mmes. Timm and Herbert are the members of the audit and compliance committee, and Mr. Solomont serves as the chair. All members of the audit and compliance committee meet the requirements for financial literacy under the applicable rules and regulations of the New York Stock Exchange (“NYSE”). In addition, the board has determined that Mmes. Herbert and Timm are audit committee financial experts within the meaning of Item 407(d) of Regulation
S-K
under the Securities Act of 1933 and each have the requisite accounting or related financial management expertise as set forth in the NYSE corporate governance rules. The board has determined that each of the members of the audit and compliance committee is “independent” as defined under the NYSE listing standards and under Rule
10A-3(b)(1)
of the Exchange Act.

Item 11.	Executive Compensation.
Compensation, Nominating and Corporate Governance Committee Report
The compensation, nominating and corporate governance committee has reviewed and discussed with management the disclosures contained in the following “Compensation Discussion and Analysis.” Based on this review and discussion, such committee recommended to the board that the section entitled “Compensation Discussion and Analysis” be included in this Form
10-K/A.
This Compensation, Nominating and Corporate Governance Committee Report shall not be deemed to be incorporated by reference into any filing made by the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, notwithstanding any general statement contained in any such filing incorporating this Form
10-K/A
by reference, except to the extent the Company incorporates such Report by specific reference.

John Lahey (Chair)
Patricia Jacobs
José Sáinz Armada
Compensation Discussion and Analysis
As a purpose-driven organization, we believe sustainable growth requires a diverse and inclusive workplace built on individual accountability and commitment to serving others. We are continuing to invest in initiatives that unleash individual potential, value and reward performance, champion well-being, and foster meaningful connections between each other and the communities we serve.
The 2021 compensation of our named executive officers (“NEOs”) appropriately reflects and rewards their significant contributions to the Company’s strong performance in a year that presented unique and nuanced challenges for our executive team to manage. This Compensation Discussion and Analysis explains the guiding principles and practices upon which our executive compensation program is based, and the compensation paid to our NEOs:

•	Dennis V. Arriola, Chief Executive Officer

•	Robert Kump, President and Deputy Chief Executive Officer

•	Douglas Stuver, Senior Vice President – Chief Financial Officer

•	R. Scott Mahoney, Senior Vice President – General Counsel and Corporate Secretary

•	Catherine S. Stempien, President and Chief Executive Officer of Avangrid Networks, Inc. (“Networks”)
On February 23, 2022, Mr. Stuver resigned from his position as Senior Vice President – Chief Financial Officer and Patricia Cosgel was appointed as Interim Chief Financial Officer effective February 24, 2022. On February 27, 2022, Mr. Arriola notified the Company of his decision to leave the business, effective May 28, 2022, and Pedro Azagra Blázquez was appointed to serve as Chief Executive Officer, effective the date Mr. Arriola ends his service with the Company. On April 27, 2022, Mr. Kump notified the Company of his intention to retire from the Company, effective June 24, 2022.

This section should be read in conjunction with the compensation tables below, which provide a detailed view of the compensation paid to our NEOs in 2021.
2021 Compensation Program Overview
Our executive compensation program is designed to effectively reward performance, while reflecting the responsibilities of our executive officers. Our compensation philosophy is to offer compensation that makes it possible to attract, retain, and motivate highly talented professionals in a way that aligns our business strategy with our environmental, social, governance and financial stewardship (“ESG+F”) goals, without motivating or rewarding excessive risk-taking. The key elements of our program are base salary, annual cash incentives, and long-term equity incentives. We target a compensation mix for our executive officers that is weighted heavily towards variable compensation, including short-term cash incentives and long-term equity incentives, to align executive compensation with Company performance and shareholder interests.
Compensation Practices
The table below highlights certain of our executive compensation practices, including practices we have implemented that drive performance as well as those not implemented because we do not believe they would serve our shareholders’ interests.

Independent Compensation Consultant	The compensation, nominating and corporate governance committee uses an independent compensation consultant.

Annual compensation risk assessment	The compensation, nominating and corporate governance committee conducts an annual risk assessment of our compensation program.

Anti-Hedging and Anti-Pledging	We prohibit short sales transactions in derivatives of the Company’s securities, including hedging transactions, and pledging of AVANGRID shares.

Stock ownership guidelines & equity retention	Our board adopted stock ownership guidelines of five (5) times base salary for the Chief Executive Officer and three (3) times base salary for our other NEOs and an equity award retention requirement of 50% of net shares until ownership guidelines are met.

Clawback policy	Our board has adopted a clawback policy that requires repayment to the Company of certain cash and equity compensation that may be paid in the event of certain acts of misconduct in connection with our financial statements.

No tax gross-ups	We have no excise tax gross-up provisions in change of control arrangements or executive compensation plans.

No repricing	While there are no stock options outstanding and we do not intend to issue stock options, if they are issued in the future, all stock option exercise prices will be set equal to the grant date market price and may not be repriced without shareholder approval.

Engage on executive compensation matters	We engage our shareholders in open dialogue regarding our compensation program and the compensation, nominating and corporate governance committee considers the results of the
“say-on-pay”
vote when designing our compensation program.

No single trigger change of control agreements	Neither our employment agreements nor our change of control agreements provide for single trigger termination rights.

No excessive perquisites	We do not provide excessive perquisites.
2021 “Say-on-Pay” Advisory Vote on Executive Compensation
At our 2021 annual meeting, our shareholders voted approximately 99% (represented by 290,769,030 votes) in favor of approving the compensation of our NEOs. The board of directors and the compensation, nomination and governance committee have each considered these results in determining compensation policies and decisions and have concluded that the compensation paid to our NEOs and the Company’s overall pay practices are strongly supported by our shareholders.

Our Compensation Program Objectives and Guiding Principles
Our executive compensation philosophy is to offer compensation that makes it possible to attract, retain, and motivate highly-talented professionals, in order to enable us to attain our strategic objectives and ESG+F commitments within the increasingly competitive context in which we operate. The following principles guide the Company’s compensation decisions:

•
Recruitment, Retention and Motivation of Key Leadership Talent
. We ensure that our compensation, in terms of structure and total amount, is competitive with that of comparable entities. We review market data to obtain a general understanding of current compensation practices to ensure that compensation offered to our executive officers is reasonably market competitive.

•
Pay for Performance
. A significant portion of compensation for our executive officers is linked to the achievement of specific, pre-established,
and quantifiable objectives in line with our strategic goals.

•
Emphasis on Performance over Time.
The compensation program for our executive officers is designed to mitigate excessive short-term decision making and risk taking, while encouraging the attainment of strategic goals through the inclusion of long-term incentives.

We regularly review our compensation practices and policies and periodically modify our compensation programs in light of evolving best practices, competitive positions, and changing regulatory requirements. The compensation, nominating and corporate governance committee works to ensure that the design of our executive compensation program is focused on long-term shareholder value creation, emphasizes pay for performance, and does not encourage imprudent short-term risks. The compensation, nominating and corporate governance committee uses the
“say-on-pay”
vote as a guidepost for shareholder sentiment, along with continued shareholder outreach, and believes it is critical to maintain and continually develop our compensation program to promote ongoing shareholder engagement, communication, and transparency.
Consistent with this holistic approach, we evaluated our 2021 performance in light of the objective performance of the Company and our business area or corporate functions. In addition, our compensation, nominating and corporate governance committee engaged the Human Capital Solutions practice, a division of Aon plc (“Aon”), an independent compensation consulting firm, to provide information in connection with our review of our executive compensation practices for 2021.
Compensation-Setting Process
The following parties are responsible for the development and oversight of our executive compensation program:
Role of the Compensation, Nominating and Corporate Governance Committee.
The compensation, nominating and corporate governance committee, which consists of a majority of independent directors, reviews and recommends to the board the compensation of the Company’s executive officers and acts as the administering committee for the Company’s equity compensation plans. Each year, the compensation, nominating and corporate governance committee conducts an evaluation of the Company’s executive compensation program to determine if any changes would be appropriate. In making this analysis, the compensation, nominating and corporate governance committee may consult with its independent compensation consultant and management, as described below; however, the compensation, nominating and corporate governance committee uses its own judgment in making recommendations to the board, which then makes the final decisions regarding the compensation paid to our executive officers. To the extent the board and compensation, nominating and corporate governance committee deem appropriate, executive compensation matters relating to or governed by Section 162(m) of the Code or Rule
16b-3
of the Exchange Act are delegated to a subcommittee of the compensation, nominating and corporate governance committee comprised entirely of two or more directors who qualify as “outside directors” within the meaning of Section 162(m) of the Code and
“non-employee
directors” within the meaning of Rule
16b-3
of the Exchange Act.
Role of the Independent Compensation Consultant.
The compensation, nominating and corporate governance committee retained the Human Capital Solutions practice, a division of Aon, to serve as its compensation consultant in 2021 to provide counsel and advice on executive and non-employee
director compensation matters. Aon provided the compensation, nominating and corporate governance committee and the Company’s management information about peer groups against which performance and pay should be examined, financial metrics to be used to assess the Company’s relative performance, competitive long-term incentive practices in the marketplace, and compensation levels relative to market practice. To ensure that Aon’s consulting services remain independent and objective: (i) at least annually, the compensation, nominating and corporate governance conducts a review of its performance; and (ii) Aon’s fees are not linked to the size of the Company’s executive compensation. The compensation, nominating and corporate governance committee has reviewed the independence of Aon, including the “independence” factors contained in Section 303A.05 of the NYSE Listed Company Manual and SEC rules, and determined that Aon is independent and the services provided by Aon do not raise any conflicts of interest.
Role of the CEO and Other Executive Officers.
The Chief Executive Officer and the Chief Human Resources Officer made recommendations regarding compensation of the executive officers (other than for the Chief Executive Officer) based on competitive market data, internal pay equity, responsibilities and performance. The compensation, nominating and corporate governance committee reviewed, and made recommendations to the board, which made all final determinations regarding executive officer compensation, including salary, bonus targets, and related performance goals with respect to 2021 compensation. The executive officers, including the NEOs, do not propose or seek approval for their own compensation.
Role of Peer Companies and Other Benchmarking
Our board believes that market data is essential to determining compensation targets and actual awards for executives in an effort to attract and retain highly talented executives. Market data is used to assess the competitiveness of the Company’s compensation packages relative to similar companies and to ensure the Company’s compensation program is consistent with its compensation philosophy, but the board does not target direct compensation at any particular market percentile. As part of its review of the executive compensation program, the compensation, nominating and corporate governance committee engaged Aon in 2021 to conduct a market compensation analysis for our executive officers, including the NEOs, utilizing proprietary survey data and a group of twenty-one
publicly-traded utility and energy companies based on fiscal year-end
revenues, market capitalization, positive total shareholder return performance, and comparable business focus (the “2021 Peer Group”). Each year, the compensation, nominating and corporate governance committee evaluates and, if appropriate, updates the composition of the peer group. Changes to the peer group are carefully considered and made infrequently to assure continuity from year to year. The compensation, nominating and corporate governance committee reviewed and determined that no changes to the peer group utilized for 2021 compensation were necessary. The consideration of competitive compensation data is one of several factors that the compensation, nominating and corporate governance committee considers with respect to the compensation of our executive officers, including our NEOs. The companies in the peer group utilized for 2021 compensation are listed below:
Peer Group

Alliant Energy Corporation	DTE Energy Company	OGE Energy Corp.
Ameren Corporation	Edison International	Pinnacle West Capital Corporation
American Electric Power Company, Inc.	Entergy Corporation	PPL Corporation
CenterPoint Energy, Inc.	Evergy, Inc.	Public Service Enterprise Group Inc
CMS Energy Corp.	Eversource Energy	Sempra Energy
Consolidated Edison, Inc.	FirstEnergy Corp.	WEC Energy Group, Inc.
Dominion Energy, Inc.	NiSource Inc.	XCEL Energy Inc.
Elements of Compensation
The objective of our executive compensation programs is to attract and retain talented executives and motivate them to achieve our strategic objectives through a combination of cash and equity-based compensation. Other elements of compensation, including retirement benefits, life insurance, savings, health and welfare plans and other benefits offered to employees generally are also considered in order to evaluate the entire compensation package offered to executives.

Compensation for our executive officers, including NEOs, primarily consists of:

Compensation Element	Form	Purpose	How it Links to Performance
Base Salary	Cash	To provide a fixed element of compensation, which is intended to help attract and retain highly talented individuals	Reviewed annually in light of performance factors (Company and individual), experience, and market compensation practices

Annual Incentive	Cash	To promote the achievement of annual performance measures, which are reviewed annually	Variable and based on pre-established Company and business/corporate function performance goals
Long-Term Incentive Awards	Equity	To motivate sustained performance over the long term, and align the interests of our executives and our shareholders	Variable and based on our financial performance in the form of performance share units (PSUs) that are only earned if the applicable performance goals over the performance period are met
Base Salary
Base salary is a customary, fixed element of compensation intended to attract and retain executives. Our compensation, nominating and corporate governance committee reviews base salaries annually and considers market data provided by its independent compensation consultant, market surveys, and internal comparisons, as well as the need to maintain internal pay equity. The table below shows salaries and salary increases for 2021 for NEOs approved by the compensation, nominating and corporate governance committee.

Name	2021 Base Salary ($)	Salary Increase (% over 2020 Base Salary)
Dennis V. Arriola	1,100,000	—
Robert Kump	705,738	—
Douglas Stuver	500,000	—
R. Scott Mahoney	517,000	10%
Catherine S. Stempien	580,000	—
The salary increase for Mr. Mahoney reflects the compensation, nominating and corporate governance committee’s consideration of position to relevant market data provided by its consultant as compared to Mr. Mahoney’s experience and performance in the role, and was approved in recognition of Mr. Mahoney’s contribution and continued dedicated service to the Company.
Annual Incentive – Plan Structure
Each of our executive officers, including NEOs, participated in the Executive Variable Pay Plan (the “EVP Plan”), our annual cash incentive plan, during the year ended December 31, 2021. The EVP Plan is designed to provide executives and certain other key employees of the Company and its affiliates with the opportunity to earn annual incentive compensation through engagement in promoting the Company’s objectives and superior management performance and is intended to promote the future growth and success of the Company and its affiliates, and enhance the linkage between employee, customer and shareholder interests.
Officers and key employees of the Company and its affiliates selected to participate by the board of directors and who were employed prior to October 1, 2021 were eligible to participate in the EVP Plan during 2021. The compensation, nominating and corporate governance committee approved a threshold, target, and maximum incentive opportunity level for each NEO (as set forth below), expressed as a percentage of annual base salary as of December 31, 2021, which is based on the level of the employee’s position and the scope of the employee’s responsibilities. Payments under the EVP Plan are made in cash. Participants may elect, during the year preceding the performance period, to defer up to 100% of any potential cash incentive award into the AVANGRID Deferred Compensation Plan.
Performance under the EVP Plan is measured under three levels (AVANGRID corporate, business/corporate function, and, for participants other than executive officers, individual business), which are weighted differently for participants based on their respective roles to reflect the business areas where each participant has the most significant impact on AVANGRID’s results. The tables below show the EVP Plan allocation among the two categories of metrics for each NEO.

Name	Corporate Metrics (%)	Business/Corporate Function Metrics (%)
Dennis V. Arriola	100	—
Robert Kump	50	50
Douglas Stuver	50	50
R. Scott Mahoney	50	50
Catherine S. Stempien	35	65
For NEOs, all EVP Plan corporate and business/corporate function metrics are set by the compensation, nominating and corporate governance committee and reflect AVANGRID’s key ESG and financial priorities driving business strategy. For 2021, the compensation, nominating and corporate governance committee determined that it was appropriate to remove Earnings Per Share and Adjusted
Non-Reconcilable
Net Operating Expense and to add Adjusted Net Profit, and replace year-end
net debt with certain debt and cash-flow metrics described below.
Payouts under the EVP Plan are based upon achievement of the performance metrics, with no payouts made for below threshold achievement of metrics, and payouts for performance between levels are determined using straight-line linear interpolation. The level of achievement of the corporate metrics (threshold, target and maximum) is the same for each participant under the EVP Plan including the NEOs. Maximum performance is obtained by achieving maximum level of the performance goals and results in a payout equal to 200% of his base salary for Mr. Arriola, 135% of his base salary for Mr. Kump, 120% of his base salary for Mr. Stuver, 110% of his base salary for Mr. Mahoney, and 130% of her base salary for Ms. Stempien. The table below sets forth the corporate metrics for the EVP Plan approved by the compensation, nominating and corporate governance committee:

Corporate Metrics	Threshold	Target	Maximum	2021 Results	Weight	% of Target Earned
Adjusted net profit ($ million)	666	703	740	780	35%	70%
Business performance SAIDI Services Quality Index	156	151.5	147	159	3.3%	0%
Operational penalties (% less than prior year)	-50	-25	0	-50	3.4%	0%
Average windfarms availability (%)	95	96	97	97.4	3.3%	3.3%
Growth achievements NECEC Commercial Operation Date of 2023 + Start of work with all permits	0	0.5	1	0	6.6%	0%
Complete Vineyard Wind Final Investment Decision	0	0.5	1	1	6.6%	6.6%
LCOE economic reduction (%)	0	5	10	11.6	13.2%	13.2%
FID projects in 2021 to allow a 2022-2025 construction (MW)	450	625	800	780	13.6%	12.8%
Close PNM Merger	December 31	October 1	July 1	N/A	20%	0%
Debt and cash flow % AGR 2021 ratio of cash from operations pre-working capital to debt > budget	No	—	Yes	No	6.6%	0%
Actual Weighted average cost of external Net Debt / Budget	1.02	1.00	0.98	0.97	6.6%	6.6%
Legislative Approval for the Securitization of New York assets	No	—	Yes	No	6.6%	0%
Health and safety targets Total incidence rate – employee	0.57	0.52	0.47	0.49	10.0%	8.0%

Sustainable providers (%)	20%	26%	32%	56.5%	10.0%	10.0%

Total Achievement					100%	130.5%

•
Adjusted
net profit
, as used for the purposes of the EVP Plan metric, is AVANGRID’s adjusted net profit as reported in the Original Form
10-K.
Adjusted net profit is a financial measure that is prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP).

•
Business Performance
, as used for the purposes of the EVP Plan metric, is based on System Average Interruption Disruption Index (SAIDI) services quality index, which is a reliability indicator that measures average duration of interruption in the power supply indicated in minutes per customer, reducing the operational penalties and average windfarms availability.

•
Growth achievements
, as used for the purposes of the EVP Plan metric, is based on the achievement of certain key strategic permitting milestones in our New England Clean Energy Connect (“NECEC”) transmission and Vineyard Wind projects, as well as Levelized Cost of Energy (LCOE) economic reduction, which is measured as Capital Expense including solar panels, balance of plant (BOP) and high voltage using an NCF standard, compared to average Final Investment Decision (FID) closed in 2020, splitting solar and wind projects, as well as FID projects in 2021 to allow a 2022-2025 construction, measured in MW.

•
Debt and cash-flow,
as used for the purposes of the EVP Plan metric, means our 2021 ratio of Cash from operations pre-working
capital to debt over budget, actual weighted average cost of external net debt over budget and gaining legislative approval for the securitization of assets on key projects.

•
Health and safety and sustainable providers targets
, as used for the purpose of the EVP Plan metric, is measured based upon achievement of targeted employee lost time injury rates and percent of providers that meet the threshold of criteria to be considered a sustainable provider.

Annual Incentive – Business/Corporate Function Metrics
Business objectives are established at the beginning of each year that are specific to the participant’s business area objectives. Subsequently, the levels of achievement of the business are measured against these pre-established
goals and objectives. The business objectives are intended to be considered together with the corporate objectives (as described above) to ensure a tailored evaluation of performance and reflect AVANGRID’s financial, operational and
ESG-related
strategic objectives. EVP Plan awards are not payable if threshold performance targets are not met at the AVANGRID corporate level. Mr. Arriola was not subject to business objectives in 2021. His EVP Plan payout was based solely on achievement of the corporate objectives.
Robert Kump.
As Deputy CEO & President, Mr. Kump was subject to four business objectives during 2021, and his total achievement, reflecting both the business objectives and the corporate results, was equal to 135% of his target incentive opportunity, as determined by the compensation, nominating and corporate governance committee. Mr. Kump’s business objectives for 2021 were related to:

•	achieving profitability targets;

•	achieving successful implementation of financial and non-financial targets related to business improvements initiatives;

•	achieving project-related milestones and cost and risk reductions; and

•	achieving legislative approval for the securitization of assets on key projects.
Douglas Stuver.
As Senior Vice President – Chief Financial Officer, Mr. Stuver was subject to six business objectives during 2021, and his total achievement, reflecting both the business objectives and the corporate results, was equal to 144% of his target incentive opportunity, as determined by the compensation, nominating and corporate governance committee. Due to Mr. Stuver’s voluntary resignation prior to the incentive payout, no payment was made under the terms of the EVP plan. Mr. Stuver’s business objectives for 2021 were related to:

•	achieving targeted purchasing savings and supplier sustainability goals;

•	achieving targets related to stockholders and analyst ratings;

•	maintaining effective internal controls in 2021;

•	effectively managing average cost of debt;

•	achieving project milestones related to the proposed merger with PNM Resources, Inc. (the “PNM Merger”); and

•	effectively managing combined personnel and external service costs.
R. Scott Mahoney.
As Senior Vice President – General Counsel and Corporate Secretary, Mr. Mahoney was subject to six business objectives during 2021, and his total achievement, reflecting both the business objectives and the corporate results, was equal to 150% of his target incentive opportunity, as determined by the compensation, nominating and corporate governance committee. Mr. Mahoney’s business objectives for 2021 were related to:

•	successful achievement of governance improvements;

•	achieving reductions in external legal costs;

•	obtaining positive results in certain Networks and Avangrid Renewables legal matters;

•	achieving project milestones related to the PNM Merger; and

•	effectively supporting business transformation and continuous improvement.
Catherine S. Stempien.
As President and Chief Executive Officer of Networks, Ms. Stempien was subject to six business objectives during 2021, and her total achievement reflecting both the business objectives and corporate results, was equal to 137% of her target incentive opportunity, as determined by the compensation, nominating and corporate governance committee. Ms. Stempien’s business objectives for 2021 were related to:

•	achieving Networks profitability targets;

•	Net Operating Expenses (“NOE”) and Penalties;

•	effectively implementing a growth plan;

•	successfully improving regulatory in the 2025 investment plan;

•	achieving Networks health and safety targets; and

•	achieving quality of service targets, including SAIDI metrics.
Annual Incentive – EVP Payouts
Based on the extent to which the Company, Networks and the corporate functions of the Deputy CEO and President, finance and legal achieved the performance goals, as shown above, the following table shows the incentive eligible earnings threshold, target and maximum incentive percentages and actual payout amounts for each NEO. These amounts are expressed as a percentage of incentive eligible earnings commensurate with such NEO’s position and scope of responsibilities for 2021 performance. The incentive opportunity as a percentage of base salary is based on industry-competitive practices and internal equity considerations. Additionally, the percentage of compensation at risk reflects levels of accountability and degree of influence each participant has with respect to the performance of the Company. Senior executives have greater levels of accountability and degrees of influence, which corresponds to a greater percentage of base salary under the EVP Plan and, in turn, results in a greater aggregate payout opportunity. The range of the EVP Plan payout is set from 0% to 200% of target from threshold to maximum performance levels, respectively, with the actual EVP Plan payout interpolated from target based on actual performance levels.

Name	Base Salary ($)	Threshold Incentive (% Base Salary)	Target Incentive (% Base Salary)	Maximum Incentive (% Base Salary)	Actual Performance (% Target)	Actual Incentive (% Base Salary)	Actual Incentive Amount ($)
Dennis Arriola	1,100,000	0.00	100.00%	200.00%	131%	131%	1,436,600
Robert Kump	705,738	0.00	67.50%	135.00%	135%	91%	643,104
Douglas Stuver (1)	500,000	0.00	60.00%	120.00%	0%	0%	0
R. Scott Mahoney	517,000	0.00	55.00%	110.00%	150%	82%	425,956
Catherine S. Stempien (2)	580,000	0.00	65.00%	130.00%	137%	89%	414,398

(1)	Mr. Stuver did not receive an incentive payment for 2021 as he resigned effective February 23, 2021, prior to the incentive being paid.
(2)
Ms. Stempien was hired as President & CEO of Avangrid Networks on March 15, 2021. Ms. Stempien received a pro-rated
payout based on her partial year of service. Ms. Stempien’s prorated eligible base salary was $464,000.

Long-Term Incentive
We provide long-term equity incentive compensation to help align our executives’, including our NEOs’, interests with the long-term interests of our shareholders. We also grant long-term equity incentive awards in order to attract, motivate, and retain executive talent. Our long-term incentive compensation is designed to provide grants with multi-year performance periods that do not overlap, followed by a multi-year retention period.
2016 – 2019 Long-Term Incentive Plan.
On July 14, 2016, the independent compensation forum of the board (the predecessor to the compensation, nominating and corporate governance committee, which was established in October 2016) granted Messrs. Kump, Stuver and Mahoney, performance stock units (“PSUs”) under the 2016-2019 Long Term Incentive Plan (the “2016 LTIP”). The 2016 LTIP was designed to promote the achievement of key strategic goals and retention of AVANGRID senior management. In determining the size of equity awards to these NEOs, the independent compensation forum considered peer group proxy and market survey data. Under the 2016 LTIP, PSUs are earned at the end of the four-year period to the extent that AVANGRID has met the performance goals established by the independent compensation forum. Earned PSUs are then paid in AVANGRID common shares over an additional three-year period, provided the grantee remains employed by the Company or any affiliate through the applicable payment date or is separated from service due to death, disability or retirement.
The 2016 LTIP was tied to achievement of the following equally weighted performance metrics during the 2016 to 2019 performance period: net income (CAGR), operational efficiency (net debt/adjusted EBITDA), and share price performance. On February 18, 2020, the compensation, nominating and corporate governance committee evaluated the performance achievement under the 2016 LTIP. Earned PSUs will be issued and delivered in three equal installments. The first installment was delivered on May 1, 2020, the second installment was delivered on February 25, 2021, and the final installment was delivered on March 8, 2022.
2020 Phantom Units
. On March 18, 2020, the compensation, nominating and corporate governance committee granted Messrs. Stuver and Mahoney phantom share units (“Phantom Units”) under the Avangrid, Inc. Amended and Restated Omnibus Incentive Plan (the “Omnibus Incentive Plan”). These Phantom Unit awards were intended to facilitate retention and incentivize continued performance. The Phantom Units vested in three equal installments, the first installment vested on June 15, 2020, the second installment vested on February 25, 2021, and the final installment vested on March 8, 2022. Each installment was settled in a cash amount equal to the number of Phantom Units multiplied by the fair market value of AVANGRID’s common shares on the respective vesting dates. A summary of the Phantom Units awarded to the NEOs is as follows.

Name	Grant Date	Phantom Share Units (#)	Grant Date Value of Phantom Share Units ($) (1)
Douglas Stuver (2)	March 18, 2020	8,260	414,404
R. Scott Mahoney	March 18, 2020	22,775	1,142,622

(1)
For discussion of the assumptions used in these valuations, see Note 26 – Stock-Based Compensation of our audited consolidated financial statements for the year ended December 31, 2021 included in the Original Form
10-K.

(2)	The final installment of 2,753 Phantom Units was forfeited upon Mr. Stuver’s termination.

2020 – 2022 Long-Term Incentive Plan.
On February 15, 2021, the compensation, nominating and corporate governance committee adopted the 2020 – 2022 Long-Term Incentive Plan (the “2020 LTIP”) pursuant to the Omnibus Incentive Plan. The 2020 LTIP is designed to align the interests of executives and key employees with the Company’s shareholders and motivate sustained performance over the long term by promoting the achievement of corporate-wide ESG goals that the compensation, nominating and corporate governance committee believes can positively impact the Company’s operational performance. In determining the size of equity awards to these NEOs, the nominating and corporate governance committee considered peer group proxy and market survey data.
Under the 2020 LTIP, PSUs are earned at the end of the
two-year
performance period measured from January 1, 2021 through December 31, 2022 to the extent the Company has met the performance goals established by the compensation, nominating and corporate governance committee. The two-year
performance period under the 20201 LTIP (rather than a four-year performance period, which was aligned with the long-term incentive plan of Iberdrola, S.A., the Company’s majority shareholder) was determined by the nominating and corporate governance committee to be appropriate as a reflection of the unique challenges presented by setting long-term performance objectives during 2020 due to the impacts of
COVID-19
corresponding with a Chief Executive Officer succession. Earned PSUs are then paid in the Company’s common shares over an additional three-year retention period, provided the grantee remains employed by the Company or any affiliate through the applicable payment date or is separated from service due to death, disability, retirement, resignation for “good reason”, resignation to serve with an affiliate of the Company or by the Company without cause (all as defined by the PSU award agreement or the Omnibus Incentive Plan). Unvested PSUs do not earn dividends. A summary of the PSU grants made to the NEOs during 2021 under the 2020 LTIP is as follows:

Name	Grant Date	Threshold Performance Share Units (#)	Target Performance Share Units (#)	Maximum Performance Share Units (#)	Grant Date Fair Value of Performance Share Units ($) (1)
Dennis Arriola	February 15, 2021	0	125,000	250,000	9,055,000
Robert Kump	February 15, 2021	0	41,500	83,000	3,006,260
Douglas Stuver (2)	February 15, 2021	0	22,500	45,000	1,629,900
R. Scott Mahoney	February 15, 2021	0	21,000	42,000	1,521,240
Catherine S. Stempien	March 15, 2021	0	37,500	75,000	2,716,500

(1)
The fair value of the PSUs on the grant date was $36.22 per share, which was determined using valuation techniques to forecast possible future stock prices, applying a weighted average historical stock price volatility of AVANGRID and industry companies, a risk-free rate of interest that is equal, as of the grant date, to the yield of the zero-coupon
U.S. Treasury bill and a reduction for the respective dividend yield calculated based on the most recent quarterly dividend payment and the stock price as of the grant date. The fair value of these PSUs on the grant date was incorrectly reported in the 2021 proxy as $36.46 per share, and the value was updated in the Quarterly Report on Form
10-Q
filed on July 30, 2021 and disclosed in Note 26 – Stock-Based Compensation of our audited consolidated financial statements for the year ended December 31, 2021 included in the Original Form
10-K.

(2)	The 2020 LTIP Maximum PSUs were forfeited upon Mr. Stuver’s termination.

The 2020 LTIP is tied to achievement of the following performance objectives during the 2021 to 2022 performance period:

Objective	Weight	Threshold (0%)	Target (50%)		Maximum (100%)
Adjusted Net Income (1)	35%	$731M	$877M		$1.023B
Total Shareholder Return (2)	35%	Less than 25th percentile	50 percentile	th	75th percentile or greater
Sustainability (3)	30%	Zero Achievements	Two Achievements		Four Achievements

(1)
Adjusted Net Income, as used for the purposes of the 2020 LTIP objective, is calculated based on AVANGRID’s adjusted net income excluding certain non-recurring
adjustments as reported in the Company’s earnings release or annual report on Form
10-K.

(2)	Total Shareholder Return, as used for the purposes of the 2020 LTIP objective, is calculated based on AVANGRID’s ranking within the S&P 500 utilities index based on 20 trading day average.
(3)
Sustainability, as used for the purposes of the 2020 LTIP objective, is measured based on achievement of corporate-wide ESG goals that the compensation, nominating and corporate governance committee believe can positively impact AVANGRID’s operational performance and include key project milestones, supplier sustainability targets, and driving a diverse and inclusive culture.

Restricted Stock Units
. In conjunction with their employment agreements both Mr. Arriola and Ms. Stempien received grants of Restricted Stock Units (“RSUs”). On March 15, 2021, Ms. Stempien upon hire received a grant of 5,000 RSUs under the Omnibus Incentive Plan. The RSUs vest in full on March 1, 2023. On June 8, 2021 and January 8, 2022 Mr. Arriola received grants of 17,500 RSUs that vested immediately.
2022 Phantom Units
. On February 15, 2022, the compensation, nominating and corporate governance committee granted Mr. Mahoney 3,000 phantom share units (“Phantom Units”) under the Omnibus Incentive Plan. This Phantom Unit award was intended to recognize Mr. Mahoney for his interim role as CMP President & CEO for three months in 2021. The Phantom Units vest in four equal installments, the first installment will vest on August 15, 2022, the second installment will vest on February 15, 2023, the third installment will vest on August 15, 2023 and the final installment will vest on February 15, 2024. Each installment will be settled in a cash amount equal to the number of Phantom Units multiplied by the fair market value of AVANGRID’s common shares on the respective vesting dates.
Sign-On
Bonus
In connection with the commencement of her employment as President & CEO of Avangrid Networks in March 2021, Ms. Stempien received a special one-time
transition and employment inducement award of $400,000 in the aggregate intended to offset certain compensation opportunities Ms. Stempien forfeited when she left her former employer. The inducement award is payable in two installments subject to her continued employment through each payment date, as follows: (i) $200,000 on the first regular payroll pay date following sixty days of service; and (ii) $200,000 on the first regular payroll pay date following March 1, 2022. In the event that Ms. Stempien voluntarily resigns her employment without “good reason” (as defined in her employment agreement) before December 31, 2023, she must repay to ASC the one-time
payment made by the Company in that calendar year no later than six months after her date of termination.
Perquisites and Other Personal Benefits
We offer a limited number of perquisites and other personal benefits to our executive officers, including NEOs. Perquisites are not a material part of our compensation program. Our compensation, nominating and corporate governance committee reviews the levels of perquisites and other personal benefits provided to our NEOs. See “Executive Compensation—Summary Compensation Table—All Other Compensation”.
Post-Employment Compensation Arrangements
To attract and retain diverse talent, we offer various arrangements that provide certain post-employment benefits in order to alleviate concerns that may arise in the event of an employee’s separation from service with us and enable employees to focus on their duties while employed by us. These post-employment benefits are provided through employment agreements, letter agreements and severance agreements as described more fully below under “Executive Compensation—Summary of Employment Agreements” and “Executive Compensation—Potential Payments upon Termination or Change in Control.”

Certain of our NEOs also participate in qualified defined benefit pension and non-qualified
deferred compensation plans. See “Executive Compensation—Pension Benefits” and “Executive Compensation—Nonqualified Deferred Compensation.”
Messrs. Arriola, Stuver, Kump, and Mahoney and Ms. Stempien also may participate in a defined contribution 401(k) retirement plan, administered through AMC, a wholly-owned subsidiary of the Company, that is available to substantially all of our non-union
employees.
Compensation and Risk
We annually conduct risk assessments to determine the extent, if any, to which our compensation practices and programs may create incentives for excessive risk-taking. We believe our compensation program mitigates risk by emphasizing long-term compensation and financial performance measures, rather than simply rewarding shorter-term performance and payout periods, which discourages imprudent short-term decision making and risk taking. For these reasons, we do not believe that our compensation policies and practices create risks that are reasonably likely to have a material adverse effect on us.
Stock Ownership and Retention Guidelines
In April 2021, we amended our stock ownership policy designed to align the interests of our executive officers with those of the Company’s shareholders by requiring all executive officers to maintain a stated level of stock ownership. Pursuant to this policy, each executive officer must retain at least 50% of net shares paid as incentive compensation until such officer has met or exceeded his or her respective ownership requirement. In accordance with this policy, our Chief Executive Officer is required to hold shares equal to at least five times his base salary and our other NEOs are required to hold shares equal to at least three times their base salary. As of the date of this Form
10-K/A,
all of our NEOs are in compliance with the requirements of our stock ownership policy.
Clawback Policy
Effective February 15, 2018, our board, upon the recommendation of the compensation, nominating and corporate governance committee, approved an executive compensation recovery policy (i.e., clawback policy), which provides that the compensation, nominating and corporate governance committee may require executive officers to repay or deliver certain executive compensation in the event of an accounting restatement resulting from material noncompliance with financial reporting requirements under federal securities laws.
No Excise Tax
Gross-up
Provisions
We have no excise tax
gross-up
provisions in executive employment or change in control arrangements or executive compensation plans and, as a part of the Company’s response to feedback from our shareholders, our board of directors and the compensation, nominating and corporate governance committee have committed to not including excise tax gross-up
provisions in any new arrangements or plans.
Prohibition Against Hedging, Pledging and Similar Transactions
Pursuant to our insider trading policy, short sales, hedging or similar transactions, derivatives trading and pledging AVANGRID securities or using AVANGRID securities as collateral are prohibited for all AVANGRID directors, officers (including our NEOs), employees, consultants and contractors.

Summary Compensation Table
The following table provides certain information concerning the compensation for services rendered to us during the three years ended December 31, 2021 by (i) our principal executive officer, (ii) our principal financial officer, (iv) each of the three other most highly-compensated individuals in 2021 who were serving as executive officers of the Company as of December 31, 2021.

Name and Principal Position	Year	Salary ($)	Bonus (1) ($)	Stock Awards (2) ($)	Non-Equity Incentive Plan Compensation (3) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (4) ($)	All Other Compensation (5) ($)	Total ($)
Dennis V. Arriola	2021	1,100,000	1,000,000	9,992,825	1,436,600	—	370,138	13,899,563
Chief Executive Officer	2020	465,385	300,000	—	278,894	—	735,050	1,779,329
Robert Kump President & Deputy CEO	2021	705,738	—	3,006,260	643,104	3,865	80,504	4,439,471
	2020	705,738	—	—	267,179	391,456	79,124	1,443,497
	2019	705,738	—	—	371,762	488,346	78,974	1,644,820
Douglas Stuver (6) Senior Vice President – Chief Financial Officer	2021	500,000	—	1,629,900	—	—	29,250	2,159,150
	2020	498,077	—	414,404	284,532	—	25,650	1,222,663
	2019	445,210	—	—	231,750	—	25,200	702,160
R. Scott Mahoney Senior Vice President - General Counsel & Corporate Secretary	2021	515,192	—	1,521,240	425,956	302,474	9,750	2,774,612
	2020	468,461		1,142,622	323,378	644,894	8,550	2,587,995
	2019	429,423	—	—	258,430	763,708	8,400	1,459,961
Catherine S. Stempien President and CEO of Networks	2021	446,154	200,000	2,960,650	414,398	—	62,147	4,083,349

(1)
Mr. Arriola received $1,000,000 for the second installment of his sign-on
bonus in connection with the commencement of his employment as Chief Executive Officer. Ms. Stempien received $200,000 for the first installment of her sign-on
bonus in connection with the commencement of her employment as President and CEO of Networks on March 15, 2021.

(2)
“Stock Awards” reflect the aggregate grant date fair value of the PSUs and RSUs granted in 2021, computed in accordance with Financial Accounting Standards Board Accounting Standard Codification, Topic 718. For discussion of the assumptions used in these valuations, see Note 26 – Stock-Based Compensation of our audited consolidated financial statements for the year ended December 31, 2021 included in the Original Form
10-K.

(3)
The amounts shown represent the components of the cash bonuses relating to the attainment of performance metrics earned by the NEOs under our EVP Plan, as discussed more fully in the section entitled “Compensation Discussion and Analysis—Elements of Compensation—Annual Incentive – EVP Payouts.”

(4)
The “Change in Pension Value and Nonqualified Deferred Compensation Earnings” reflects the aggregate increases in actuarial present value of the accumulated benefit under the defined benefit and actuarial pension plans in which the NEO participated (in the case of Mr. Kump, the Retirement Benefit Plan for Employees of NYSEG (“NYSEG Pension Plan”); in the case of Mr. Mahoney, the Retirement Income Plan
Non-Union
Employees of CMP (“CMP Pension Plan”) and Energy East Corporation ERISA Excess Plan (“Energy East Excess Plan”)). For discussion of the assumptions used in these valuations, see Note 17 – Post-retirement and Similar Obligations of our consolidated financial statements for the fiscal year ended December 31, 2021 included in the Original Form
10-K.

(5)	Amounts reported under “All Other Compensation” for 2021 include:

(a)	For Mr. Arriola, $264,856 in relocation expenses, $76,032 in tax gross-up on relocation expenses; and $29,250 in employer contributions to the Avangrid, Inc. 401(k) Plan (the “401(k)” Plan”).

(b)	For Mr. Stuver, $29,250 in employer contributions to the 401(k) Plan.

(c)	For Mr. Kump, $9,750 in employer contributions to the 401(k) Plan and Company contribution of $70,754 representing 10% of base salary to the AVANGRID Deferred Compensation Plan.

(d)	For Mr. Mahoney, $9,750 in employer contributions to the 401(k) Plan.

(e)	For Ms. Stempien, $37,109 in relocation expense, $15,692 in tax gross-up on relocation expenses; and $9,346 in employer contributions to the 401(k) Plan.

(6)
Mr. Stuver resigned as Senior Vice President – Chief Financial Officer on February 23, 2022, and therefore no amounts are included under the
“Non-Equity
Incentive Plan Compensation” column for 2021, as pursuant to the EVP Plan, participants must be employed as of the date of payment under the plan, which was April 8, 2022.

Grants of Plan-Based Awards
The following table sets forth the information concerning the grants or modifications of any plan-based compensation to each NEO during 2021. The non-equity
awards described below were made under our EVP Plan.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All other stock awards: Number of shares of stock or units (3) (#)	Grant Date Fair Value of Stock Awards ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Dennis Arriola	2/15/2021 6/8/2021	0	1,100,000	2,200,000	0	125,000	250,000	17,500	937,825
Robert Kump	2/15/2021	0	476,673	952,746	0	41,500	83,000	—	—
Douglas Stuver	2/15/2021	0	300,000	600,000	0	22,500	45,000	—	—
R. Scott Mahoney	2/15/2021	0	284,350	568,700	0	21,000	42,000	—	—
Catherine S. Stempien (4)	3/15/2021	0	301,600	603,200	0	37,500	75,000	5,000	244,150

(1)
Amounts represent estimated possible payments at threshold, target and maximum achievement under the EVP Plan. Under the EVP Plan, the “Threshold” for payment under the plan is zero and payouts under the EVP Plan are interpolated from “Target” based upon the actual achievement of the performance metrics and payouts for performance between levels are determined using straight-line linear interpolation. Actual amounts paid under the EVP Plan for 2021 are shown in the
“Non-Equity
Incentive Plan Compensation” column of the “Summary Compensation Table.” For more information on the performance metrics applicable to these awards, see “Compensation Discussion and Analysis—Elements of Compensation—Annual Incentive.”

(2)
Represents PSUs granted under the 2020 LTIP in 2021. These awards are earned over a two-year
performance period ending December 31, 2022, with earned amounts, if any, paid in the Company’s common shares over an additional three-year retention period. Unvested PSUs do not earn dividends.

(3)
Amounts represent Restricted Stock Units (RSUs) granted as part of the employment agreements for Mr. Arriola and Ms. Stempien. Mr. Arriola’s RSUs vested immediately upon grant and Ms. Stempien’ s RSUs vest on March 1, 2023.

(4)	Non-Equity Incentive Plan Awards Target and Maximum are prorated to reflect Ms. Stempien’s commencement as Networks President.
Summary of Employment Agreements
A summary of the material terms of our employment agreements with Messrs. Arriola, Stuver, Kump, and Mahoney, and Ms. Stempien is provided below.
Dennis Arriola
Mr. Arriola entered into an employment agreement with AMC on June 11, 2020, effective with the commencement of his employment on July 20, 2020. On February 27, 2022, Mr. Arriola provided notice to AVANGRID of his intention to terminate his employment agreement and leave the business, effective May 28, 2022.
The agreement provides for an initial base salary of $1,100,000 and an annual bonus opportunity with a target amount of 100% of base salary and a maximum bonus of 200% of base salary. The agreement provides for an initial grant under the

2020 LTIP of 250,000 PSUs, which were granted on February 15, 2021. The agreement also provides for a grant of 35,000 RSUs, one half granted in January 2021 (which were granted in June 2021 following shareholder approval of the amendment to the Omnibus Incentive Plan to raise the limit on the number of shares that may be granted to one individual in a fiscal year under the Omnibus Incentive Plan) and one half granted in January 2022. Mr. Arriola is also eligible to participate in the Company’s 401(k) plan, health and welfare plans, and other benefits on the same terms as all other employees; provided, that in the event that Mr. Arriola becomes eligible to receive benefits under the Company’s long term disability plan, the Company shall supplement such benefits so that Mr. Arriola receives aggregate benefits under the long term disability plan and all other disability income sources of not less than 85% of Mr. Arriola’s base salary at the time such disability commenced.
The agreement provides for
one-time
relocation benefits to relocate Mr. Arriola from California to Connecticut. If Mr. Arriola voluntarily resigns his employment without “good reason” or is terminated for “cause” (each as defined in the employment agreement) under certain circumstances, then Mr. Arriola’s relocation benefits are subject to repayment.
The agreement provides for a special
one-time
transition and employment inducement award of $3,300,000 in the aggregate, payable in four installments subject to continued employment through each payment date. Pursuant to the installment schedule, payments in the aggregate of $2,300,000 have been made. As a result of Mr. Arriola’s notification to the Company of his decision to leave the business effective May 28, 2022, the remaining $1,000,000 that would otherwise be payable on the first regular payroll pay date following December 31, 2022 will not be made. In the event that Mr. Arriola voluntarily resigns his employment without “good reason” (as defined in his employment agreement) before December 31, 2023, he must repay to AMC the one-time
payment made by the Company in that calendar year no later than six months after his date of termination.
In the event that Mr. Arriola’s employment is terminated by AMC without “cause” or by Mr. Arriola for “good reason” (each as defined in his employment agreement), Mr. Arriola will be entitled to receive, subject to the execution of a release of claims, (i) a severance payment equal to the sum of his then-current annual base salary plus an amount equal to his then-current annual target bonus, (ii) actual incentive for the year pro-rated
through date of termination based on actual performance, (iii) monthly reimbursement for COBRA premium for himself and his dependents for a period of twelve (12) months following the date of termination, (iv) immediate vesting of any RSUs outstanding that were granted pursuant to his employment agreement. If such termination occurs on or before December 31, 2022, Mr. Arriola would (i) receive a lump sum payment equal to 50% of the initial PSUs granted (i.e. 125,000) multiplied by the closing price of the Company’s shares of common stock at the date of termination, and (ii) also be entitled to continue to vest in a pro-rated
portion of 50% of initial PSUs granted, subject to the attainment of performance objectives under the 2020 LTIP.
In the event that Mr. Arriola’s employment is terminated by AMC without “cause” or by Mr. Arriola for “good reason” within one year of a “change in control” (as defined in the employment agreement), Mr. Arriola will be entitled to receive (i) a severance payment equal to the sum of two times (2x) his then-current annual base salary and two times (2x) an amount equal to his then-current annual target bonus, (ii) actual incentive for the year pro-rated
through the date of termination, based on actual performance, (iii) monthly reimbursement for COBRA premium for himself and his dependents for a period of twelve (12) months following the date of termination, (iv) immediate vesting of any RSUs outstanding that were granted pursuant to his employment agreement. Mr. Arriola will also be eligible to vest in the full amount of initial PSUs granted, subject to performance conditions, provided that 50% of the initial PSUs will be deemed to have been achieved at 100% performance and the second half based on actual performance as of the change in control date. The employment agreement also provides for a reduction in amounts payable under certain circumstances to the maximum amount that does not trigger the excise tax imposed by Section 4999 of the Code unless Mr. Arriola would be better off (on an after-tax
basis) if he received all payments and benefits and paid all excise and income taxes.
In the event that Mr. Arriola’s employment is terminated due to resignation without “good reason”, by retirement, death or disability, Mr. Arriola will be entitled to receive actual incentive for the year, pro-rated
through date of termination based on actual performance.
The employment agreement contains
12-month
post-employment
non-competition
and
non-solicitation
provisions.
Robert Kump
Mr. Kump entered into an employment agreement with Networks and ASC (formerly Iberdrola USA Management Corporation), a subsidiary of AVANGRID, dated October 1, 2010, to serve as chief executive officer of Networks. At the time of execution of this agreement, this agreement was made with the entity formerly known as Iberdrola USA, Inc., which changed its name to Iberdrola USA Networks, Inc. during a corporate reorganization in 2013 and later to Networks following the acquisition of UIL in 2015. On June 5, 2019, Mr. Kump was promoted to the role of President and Deputy Chief Executive Officer of AMC. On April 27, 2022, Mr. Kump provided notice of his intention to retire from the Company, effective June 24, 2022.

The agreement provides for an initial base salary of $600,000 and an annual bonus opportunity with a target amount of 55% of base salary with a maximum bonus of 110% of base salary. Effective January 7, 2018, Mr. Kump’s annual base salary was increased to $705,738 and his annual bonus opportunity was increased to a maximum bonus opportunity of 135% of base salary. The agreement provides that Mr. Kump will be a participant in an employer-funded non-qualified
individual account deferred compensation arrangement with annual contributions equal to 10% of base salary and provides he will participate in all employee benefit plans and incentive compensation plans made available to Networks executives, other than the Energy East Supplemental Executive Retirement Plan, the Energy East Excess Plan or any compensation or non-qualified
compensation plan not explicitly reflected in the employment agreement.
In the event that Mr. Kump’s employment is terminated without “cause,” by Mr. Kump for “good reason,” or Mr. Kump’s death or disability, he shall be entitled to receive a lump sum payment equal to the sum of (i) his current annual base salary and (ii) an amount equal to his annual bonus for the prior year. In addition, unless the Company elects to waive Mr. Kump’s compliance with the certain provisions of the Employee Invention and Confidentiality Agreement made as of February 8, 2001 between Mr. Kump and Networks from and after the date that is six months after the date of termination, Networks shall make an additional lump sum payment to Mr. Kump equal to six months of his current base salary.
The employment agreement provides that Mr. Kump and Networks acknowledge that the Agreement and Release between Mr. Kump and Networks executed on September 25, 2009 shall remain in full force and effect, except as modified by the terms of his employment agreement. Pursuant to the Agreement and Release, Mr. Kump withdrew a notice of termination of employment from Energy East Management Corporation, a predecessor of ASC, in exchange for a one-time
settlement payment of $1,000,000, which was paid six months and one day following the execution of the Agreement and Release.
Douglas Stuver
Mr. Stuver resigned from his position of Senior Vice President – Chief Financial Officer on February 23, 2022, and Patricia Cosgel was appointed Interim Chief Financial Officer effective February 24, 2022.
On July 19, 2018, AMC entered into an employment agreement with Mr. Stuver, effective as of July 8, 2018. The employment agreement provides for an initial base salary of $325,461, subject to annual review and adjustment, and Mr. Stuver’s continued participation in the EVP Plan. Effective January 5, 2020, Mr. Stuver’s annual base salary was increased to $500,000 and his maximum incentive opportunity under the EVP Plan was increased to 120% of his base salary. Mr. Stuver is also eligible to participate in the Company’s 401(k) plan, health and welfare plans, and other benefits on the same terms as all other employees; provided, that in the event that Mr. Stuver becomes eligible to receive benefits under the Company’s long term disability plan, the Company shall supplement such benefits so that Mr. Stuver receives aggregate benefits under the long term disability plan and all other disability income sources of not less than 85% of Mr. Stuver’s base salary at the time such disability commenced.
In the event that Mr. Stuver’s employment is terminated without “cause” or he resigns for “good reason” (each as defined in the employment agreement), Mr. Stuver will be entitled to receive, subject to the execution of a release of claims, a severance payment equal to the sum of (i) his base salary and (ii) the annual incentive award paid to Mr. Stuver with respect to the year immediately preceding the year in which such termination or resignation occurred.
If Mr. Stuver’s employment was s terminated due to his disability, he will be entitled to receive his base salary through the date of termination, which is 30 days after the notice of termination is given. In the event of his resignation without good reason or due to Mr. Stuver’s retirement, he would be entitled to receive his base salary through the date of termination, which is not less than 30 days and not more than 60 days after the notice of termination is given.
The employment agreement also provides for a reduction in amounts payable under certain circumstances to the maximum amount that does not trigger the excise tax imposed by Section 4999 of the Code unless Mr. Stuver would be better off (on an after-tax
basis) if the he received all payments and benefits and paid all excise and income taxes. This provision only applies in the event of a termination of Mr. Stuver’s employment without cause or resignation for good reason within one year following a “change in control” (as defined in his employment agreement). The employment agreement contains
12-month
post-employment
non-competition
and
non-solicitation
provisions.

R. Scott Mahoney
Mr. Mahoney entered into a new employment agreement with AMC on July 13, 2021, which supersedes and replaces all prior employment agreements. Mr. Mahoney originally entered into an employment agreement with Energy East Management Corporation, a predecessor of ASC, dated March 1, 2008, to serve as Deputy General Counsel. The initial term of the agreement was from March 1, 2008 to February 28, 2009 with an automatic extension unless either party gave notice of non-renewal.
The terms of the original employment agreement were in place through July 12, 2021 until it was replaced by the current agreement. The current agreement provides for an initial base salary of $517,000 and an annual bonus opportunity with a target amount of 55% of base salary with a maximum bonus of 110% of base salary. The current agreement provides for participation in the 2020 LTIP and successor plans. Mr. Mahoney is also eligible to participate in the Company’s 401(k) plan, health and welfare plans, and other benefits on the same terms as all other employees. In the event that Mr. Mahoney’s employment is terminated without “cause” or by Mr. Mahoney for “good reason” (each as defined in his current employment agreement), Mr. Mahoney will be entitled to receive, subject to the execution of a release of claims, a severance payment equal to the sum of his then-current annual base salary plus an amount equal to his prior year EVP or other similar incentive award paid.
In the event that Mr. Mahoney’s employment is terminated by AMC without “cause” or by Mr. Mahoney for “good reason” within one year of a “change in control” (as defined in the employment agreement), the employment agreement also provides for a reduction in amounts payable under certain circumstances to the maximum amount that does not trigger the excise tax imposed by Section 4999 of the Code unless Mr. Mahoney would be better off (on an after-tax
basis) if he received all payments and benefits and paid all excise and income taxes.
The current employment agreement contains
12-month
post-employment
non-competition
and
non-solicitation
provisions.
Catherine S. Stempien
Ms. Stempien entered into an employment agreement with ASC on February 8, 2021, effective with the commencement of her employment on March 15, 2021. The agreement provides for an initial base salary of $580,000 and an annual bonus opportunity with a target amount of 65% of base salary with a maximum bonus of 130% of base salary. The agreement provides for an initial grant under the 2020 LTIP of 75,000 PSUs, which were granted on March 15, 2021. The agreement also provides for a grant of 5,000 RSUs, granted on March 15, 2021, which will vest on March 1, 2023. Ms. Stempien is also eligible to participate in the Company’s 401(k) plan, health and welfare plans, and other benefits on the same terms as all other employees; provided, that in the event that Ms. Stempien becomes eligible to receive benefits under the Company’s long term disability plan, the Company shall supplement such benefits so that Ms. Stempien receives aggregate benefits under the long term disability plan and all other disability income sources of not less than 85% of Ms. Stempien’s base salary at the time such disability commenced.
The agreement provides for
one-time
relocation benefits to relocate Ms. Stempien to Connecticut. If Ms. Stempien voluntarily resigns her employment without “good reason” or is terminated for “cause” (each as defined in the employment agreement) under certain circumstances, then Ms. Stempien’s relocation benefits are subject to repayment.
The agreement provides for a special
one-time
transition and employment inducement award of $400,000 in the aggregate, payable in two installments subject to continued employment through each payment date, as follows: (i) $200,000 on the first regular payroll pay date following sixty days of her employment; and (ii) $200,000 on the first regular payroll pay date following March 1, 2022. In the event that Ms. Stempien voluntarily resigns her employment without “good reason” (as defined in her employment agreement) before December 31, 2023, she must repay to ASC the one-time
payment made by the Company in that calendar year no later than six months after her date of termination.
In the event that Ms. Stempien’s employment is terminated by ASC without “cause” or by Ms. Stempien for “good reason” (each as defined in her employment agreement), Ms. Stempien will be entitled to receive, subject to the execution of a release of claims, (i) a severance payment equal to the sum of her then-current annual base salary plus an amount equal to her then-current annual target bonus, (ii) actual incentive for the year pro-rated
through date of termination based on actual performance, (iii) monthly reimbursement for COBRA premium for herself and her dependents for a period of twelve (12) months following the date of termination, and (iv) immediate vesting of any RSUs outstanding that were granted pursuant to her employment agreement. If such termination occurs on or before December 31, 2022, Ms. Stempien would (i) receive a lump sum payment equal to 50% of the initial PSUs granted (i.e. 37,500) multiplied by the closing price of the Company’s shares of common stock at the date of termination, and (ii) also be entitled to continue to vest in a pro-rated
portion of 50% of initial PSUs granted, subject to the attainment of performance objectives under the 2020 LTIP.

In the event that Ms. Stempien’s employment is terminated by ASC without “cause” or by Ms. Stempien for “good reason” within one year of a “change in control” (as defined in the employment agreement), Ms. Stempien will be entitled to receive (i) a severance payment equal to the sum of two times her then-current annual base salary and two times an amount equal to her then-current annual target bonus, (ii) actual incentive for the year pro-rated
through the date of termination, based on actual performance, (iii) monthly reimbursement for COBRA premium for herself and her dependents for a period of twelve (12) months following the date of termination, and (iv) immediate vesting of any RSUs outstanding that were granted pursuant to her employment agreement. Ms. Stempien will also be eligible to vest in the full amount of initial PSUs granted, subject to performance conditions, provided that 50% of the initial PSUs will be deemed to have been achieved at 100% performance and the second half based on actual performance as of the change in control date. The employment agreement also provides for a reduction in amounts payable under certain circumstances to the maximum amount that does not trigger the excise tax imposed by Section 4999 of the Code unless Ms. Stempien would be better off (on an after-tax
basis) if she received all payments and benefits and paid all excise and income taxes.
In the event that Ms. Stempien’s employment is terminated due to resignation without “good reason”, by retirement, death or disability, Ms. Stempien will be entitled to receive actual incentive for the year, pro-rated
through date of termination based on actual performance.
The employment agreement contains
12-month
post-employment
non-competition
and
non-solicitation
provisions.
Summary of Executive Variable Pay Plan
In the event that a participant under the EVP Plan is terminated for any reason other than retirement, disability or death, termination by the Company without “cause” or the participant is no longer employed by the Company or an affiliate due to the participant’s employer ceasing to be a member of the Company’s controlled group due a sale or other transaction that does not constitute a “change in control” (as defined in the EVP Plan), such participant shall not be entitled to receive the EVP Plan award unless otherwise determined by the board in its sole discretion. In the event of retirement, disability or death, termination by the Company without “cause” or the participant is no longer employed by the Company or an affiliate due to the participant’s employer ceasing to be a member of the controlled group due to a sale or other transaction that does not constitute a “change in control” (as defined in the EVP Plan), the participant is entitled to receive a prorated award based on the number of days of participation. The participant must have been an active employee during at least three months of the relevant calendar performance period in order to be eligible to receive the pro-rated
award. For additional information about the EVP Plan, see the section entitled “Compensation Discussion and Analysis—Elements of Compensation—Annual Incentive – Plan Structure” beginning on page 10.
Summary of Equity Incentive Plans
Avangrid, Inc. Amended and Restated Omnibus Incentive Plan
At the 2016 annual meeting, shareholders approved the Avangrid, Inc. Omnibus Incentive Plan, which was amended and restated by our board of directors on March 16, 2017, to eliminate the “evergreen” feature so that shareholder approval is required to increase the number of shares available for equity grants under the plan. On February 16, 2021, upon the recommendation of the compensation, nominating and corporate governance committee, our board of directors unanimously approved an amendment to the Amended and Restated Omnibus Incentive Plan to increase the individual share limit for equity-based awards under the plan from 250,000 shares to 300,000 shares of Company common stock and to make certain additional immaterial administrative changes, which shareholders approved at the 2021 annual meeting (the “Omnibus Incentive Plan”). The Omnibus Incentive Plan provides for grants of stock options (both stock options intended to be “incentive stock options” under Section 422 of the Code and non-qualified
stock options), stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, cash-based awards and other stock-based or stock-related awards (including performance awards) pursuant to which our common stock, cash or other property may be delivered. Each award is evidenced by an award agreement, which will govern that award’s terms and conditions. The maximum number of shares allocated to all participants under all subplans of the Omnibus Incentive plan may not exceed 2,500,000 AVANGRID shares.
2016 LTIP
PSUs granted under the 2016 LTIP were earned at the end of the four-year performance period to the extent the performance goals were met and become vested and paid in the Company’s common shares over an additional three-year period, provided the participant remains employed by the Company or any affiliate through the applicable payment date. The 2016 LTIP has a term of seven years, within which the period between financial years 2016 and 2019 is the period for evaluation of achievement of the performance goals and the period between financial years 2020 and 2022 is the vesting and payment period.

In the event that a participant under the 2016 LTIP is terminated for any reason other than death, disability, retirement, resignation for “good reason” or termination by the Company without “cause” (all as defined in the 2016 LTIP) prior to the payment date, such participant shall not be entitled to receive the outstanding unvested awards. In the event of retirement, disability, death or resignation for “good reason” or termination by the Company without “cause” prior to the payment date, the participant is entitled to a prorated award based on the number of days of participation, subject to the objectives having been achieved and certain other conditions having been fulfilled. PSUs will be payable in shares of the Company’s common stock.
If there is a change in control during the three-year payment period that constitutes a “change in control event” as defined in Treasury Regulation
Section 1.409A-3(i)(5)(i),
then all outstanding PSUs will vest based on the actual performance levels achieved at the end of the performance period and the compensation, nominating and corporate governance committee may, in its sole discretion, accelerate payment of shares of common stock in respect of such PSUs.
For additional information about the 2016 LTIP, see the section entitled “Compensation Discussion and Analysis—Elements of Compensation—Long Term Incentive” beginning on page 14.
2020 LTIP
PSUs granted under the 2020 LTIP are earned at the end of the two-year
performance period to the extent that the Company has met the performance goals established by the compensation, nominating and corporate governance committee. Earned PSUs then vest and are paid in the Company’s shares of common stock over an additional three-year period, provided the participant remains employed by the Company or any affiliate through the applicable payment date. The 2020 LTIP has a term of five years, within which the period between financial years 2021 and 2022 is the period for evaluation of achievement of the performance goals and the period between financial years 2023 and 2025 is the payment period.
In the event that a participant under the 2020 LTIP is terminated for any reason other than death, disability, retirement, resignation to serve with and continued service with an affiliate of the Company, resignation for “good reason” or termination by the Company without “cause” (all as defined in the 2020 LTIP) prior to the payment date, such participant shall not be entitled to receive the outstanding unvested awards. In any of these events, the participant is entitled to a prorated award based on the number of days of participation, subject to the objectives having been achieved and certain other conditions having been fulfilled. PSUs will be payable in shares of the Company’s common stock.
If there is a change in control during the three-year payment period that constitutes a “change in control event” as defined in Treasury Regulation
Section 1.409A-3(i)(5)(i),
then all outstanding PSUs will vest based on the actual performance levels achieved at the end of the performance period and accelerate payment of shares of common stock in respect of such PSUs.
For additional information about the 2020 LTIP, see the section entitled “Compensation Discussion and Analysis—Elements of Compensation—Long Term Incentive” beginning on page 14.
Phantom Units
Phantom Share Units (“Phantom Units”), which represent the right to receive the value of a share of common stock in cash, were granted to Messrs. Stuver and Mahoney under the Omnibus Incentive Plan. The Phantom Units vest in three equal installments, the first installment vested on June 15, 2020, the second installment vested on February 25, 2021, and the final installment vested on March 8, 2022. Each installment was settled in a cash amount equal to the number of Phantom Units multiplied by the fair market value of AVANGRID’s common shares on the respective vesting dates. Due to his resignation on February 23, 2022, prior to vesting of the final installment and the provisions of the Phantom Award Unit Agreement that the executive must be present at the time of payment, Mr. Stuver was not entitled receive the final installment. On February 15, 2022, Mr. Mahoney was granted and additional 3,000 Phantom Units that vest in four equal installments, the first installment will vest on August 15, 2022, the second installment will vest on February 15, 2023, the third installment will vest on August 15, 2023 and the final installment will vest on February 15, 2024.
Restricted Stock Units
Restricted Stock Units (“RSUs”) which represent the right to receive a share of common stock, were granted in conjunction with the employment agreements for Mr. Arriola and Ms. Stempien. On March 15, 2021, Ms. Stempien upon hire received a grant of 5,000 RSUs under the Omnibus Incentive Plan. Prior to vesting and the provisions of the RSU award agreement that the executive must be present at the time of vesting, The RSUs vest in full on March 1, 2023. On June 8, 2021 and January 8, 2022 Mr. Arriola received grants of 17,500 RSUs that vested immediately.
Outstanding Equity Awards at Fiscal
Year-End
The following table sets forth certain information concerning unvested stock and equity incentive plan awards outstanding as of December 31, 2021, for each NEO:

	Plan Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units That Have Not Vested (1) ($)	Equity Incentive Plan Awards: Numbers of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (1) ($)
Dennis Arriola	2020 LTIP (2)	February 15, 2021	—	—	250,000	12,470,000
Robert Kump	2016 LTIP (3) 2020 LTIP (2)	July 14, 2016 February 15, 2021	5,248 —	261,770 —	— 83,000	— 4,140,040
Douglas Stuver (6)	2016 LTIP (3)	October 19, 2017	344	17,159	—	—
	2016 LTIP (3)	June 7, 2018	236	11,772	—	—
	Phantom Units (4)	March 18, 2020	2,753	137,320	—	—
	2020 LTIP (2)	February 15, 2021	—	—	45,000	2,244,600
R. Scott Mahoney	2016 LTIP (3)	July 14, 2016	2,408	120,111	—	—
	Phantom Units (4) 2020 LTIP (2)	March 18, 2020 February 15, 2021	7,591	378,639	42,000	2,094,960
Catherine S. Stempien	2020 LTIP (2) RSU agreement under Omnibus Incentive Plan (5)	March 15, 2021 March 15, 2021	5,000	249,400	75,000	3,741,000

(1)	Amounts represent the product of the December 31, 2021 closing price of AVANGRID common stock of $49.88 multiplied by the number of shares subject to the awards.
(2)
Number of PSUs represents the maximum award level under the 2020 LTIP, as the actual performance during the measurement period from January 1, 2021 to December 31, 2022 is not yet determinable. The actual number of units earned (if any) will be based on performance at the end of the performance period described under “Compensation Discussion and Analysis—Details of Each Element of Compensation—Long Term Incentive.”

(3)
Number of PSUs represents the remaining award level earned under the 2016 LTIP based on the actual performance during the measurement period from January 1, 2016 to December 31, 2019, as further described under “Compensation Discussion and Analysis—Details of Each Element of Compensation—Long Term Incentive.” Earned PSUs vest in three equal tranches in 2020, 2021, and 2022, subject to the participant’s continued employment on each payment date, as follows: (i) on May 1, 2020, (ii) on February 25, 2021, and (iii) between January 1, 2022 and March 31, 2022.

(4)
Number of Phantom Units represents the remaining Phantom Award Units awarded, as further described under “Compensation Discussion and Analysis—Details of Each Element of Compensation—Long Term Incentive.” Phantom Units are paid in cash and vest in three equal tranches in 2020, 2021 and 2022, subject to the participant’s continued employment on each payment date, as follows: (i) between January 1, 2020 and June 30, 2020, (ii) between January 1, 2021 and March 31, 2021, and (iii) between January 1, 2022 and March 31, 2022.

(5)	Ms. Stempien’s RSU grant vests, subject to continued employment, on March 1, 2023.
(6)	Due to his resignation, Mr. Stuver forfeited upon termination 580 shares from the 2016 – 2019 LTIP, 2,753 Phantom Units and 45,000 Max PSUs from the 2020 – 2022 LTIP.

Stock Vested
The following table provides information concerning vesting of stock awards during 2021 for each NEO:

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting (1) ($)
Dennis Arriola	17,500	937,825
Robert Kump (2)	5,249	242,661
Douglas Stuver (2) (3)	3,333	154,085
R. Scott Mahoney (2) (3)	10,000	462,300
Catherine S. Stempien (2) (3)	—	—

(1)	Represents the aggregate dollar amount realized upon vesting computed by multiplying the number of shares of stock by the fair market value on the vesting date.
(2)	Represents the second installment of PSUs that vested on February 25, 2021 and were paid pursuant to the 2016 LTIP.
(3)	Represents the second installment of Phantom Units that vested on February 25, 2021 and were paid in cash.
Pension Benefits
The following table sets forth information as to the NEOs regarding payments or other benefits at, following or in connection with retirement:

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Dennis Arriola (1)	—	—	—	—
Douglas Stuver (1)	—	—	—
Robert Kump (2)	NYSEG Pension Plan	35.50	2,783,674	—
R. Scott Mahoney (2)	CMP Pension Plan	24.08	1,391,343	—
	Energy East Excess Plan	24.08	2,511,212	—
Catherine S. Stempien (1)	—	—	—	—

(1)	Messrs. Arriola and Stuver and Ms. Stempien are not eligible for participation in Company pension plans.
(2)
Annuities and lump sums are valued using the December 31, 2021 U.S. GAAP disclosure assumptions, specifically (i) a 2.85% discount rate for the NYSEG Pension Plan, a 2.96% discount rate for the CMP Pension Plan, and a 3.07% discount rate for the Energy East Excess Plan, and
(ii) PRI-2012
with full generational mortality projected with mortality improvement scale 2021 (“MP 2020”) for the NYSEG Pension Plan and CMP Pension Plan and
PRI-2012
white collar with full generational mortality projected with scale MP 2020 for the Energy East Excess Plan. For a description of the calculation of present value of the accumulated benefit, see Note 17 – Post-retirement and Similar Obligations of our consolidated financial statements for the fiscal year ended December 31, 2021 included in the Original Form
10-K.

Robert Kump
Mr. Kump participates in the Retirement Benefit Plan for Employees of NYSEG (the “NYSEG Pension Plan”), a defined benefit pension plan of AVANGRID’s subsidiary intended to be qualified under Section 401(a) of the Code.
Non-union
employees who perform at least an hour of service are eligible to participate in the NYSEG Pension Plan, provided, however, that no new non-union
employees are eligible to participate after January 1, 2014. Mr. Kump’s retirement benefits under the NYSEG Pension Plan will be calculated based on his years of service and average annualized regular earnings during the
120-month
period ending with the calendar month immediately preceding the calendar month in which he terminates service. Benefits are generally in the form of a single life annuity for unmarried participants and a 50% contingent annuity with a five-year pop-up
for married participants, provided that the participant may elect other forms of payment including a joint and survivor annuity, a single life annuity with ten years certain or a lump-sum
payment. Participants are generally eligible for benefits at age 65 but participants that are eligible for early retirement will receive a reduced basic annual benefit upon such early retirement after attaining age 55. Benefits are unreduced at age 60 for participants with at least ten years of service. Effective June 30, 2022, benefit accruals under the NYSEG Pension Plan will be frozen and instead of future benefit accruals, the Company will be provide an enhanced 401(k) match formula increasing the current 401(k) plan match from 50% of 8% of each eligible employee’s compensation to 150% of each eligible employee’s compensation effective July 1, 2022. On April 27, 2022, Mr. Kump provided notice of his intention to retire from the Company, effective June 24, 2022.
R. Scott Mahoney
Mr. Mahoney participates in the Retirement Income Plan
Non-Union
Employees of CMP (the “CMP Pension Plan”), a defined benefit pension plan of AVANGRID’s subsidiary intended to be qualified under Section 401(a) of the Code. Employees who have reached age 21 are eligible to participate in the CMP Pension Plan, provided, however, that no new employees are eligible to participate after January 1, 2014. The amount of monthly retirement benefit payable to a participant beginning at age 65 is calculated based on a participant’s years of service and monthly average of the participant’s highest 60 consecutive calendar months of basic earnings during the
120-month
period ending in the month in which the participant’s service termination date occurs. The normal form of benefit is a single life annuity for unmarried participants and a 50% contingent annuity for married participants, provided that the participant may elect other forms of actuarially equivalent benefits including a joint & survivor annuity. Participants eligible for early retirement will receive a reduced basic annual benefit upon such early retirement after attaining age 55. Benefits are unreduced at age 62 for participants with at least five years of service.
Mr. Mahoney also participates in the Energy East Corporation ERISA Excess Plan (the “Energy East Excess Plan”), which increases retirement benefits available to certain executives beyond those currently provided by the tax qualified defined benefit plans due to limitation under the Code on the amount of benefit that can be accrued and the amount of compensation that can be used to calculate benefits. The benefit payable under the Energy East Excess Plan is generally (i) the benefit payable at date of commencement as a straight life annuity specified by the qualified defined benefit pension plan the executive participates minus (ii) the benefit payable at date of commencement as a straight life annuity under the qualified defined benefit pension plan the executive participates in. Upon separation from service, retirement or disability, a participant will receive a benefit payable in the form of an actuarially equivalent lump sum. Any portion of the actuarially equivalent lump sum benefit attributable to the eligibility, compensation and service after December 31, 2004 may be delayed until the earlier of (i) the beginning of the seventh month following the month of the participant’s separation from service (due to termination of employment or retirement) or (ii) death. Assets for the Energy East Excess Plan are in a rabbi trust.
Effective June 30, 2022, benefit accruals under the CMP Pension Plan and the Energy East Excess Plan will be frozen and instead of future benefit accruals, the Company will be provide an enhanced 401(k) match formula increasing the current 401(k) plan match from 50% of 8% of each eligible employee’s compensation to 150% of each eligible employee’s compensation effective July 1, 2022.
Nonqualified Deferred Compensation
The following table sets forth information as to the NEOs regarding defined contribution or other plans that provides for the deferral of compensation on a basis that is not tax-qualified:

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year (2) ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance Last Fiscal Year ($)
Dennis Arriola (1)	—	—	—	—	—
Robert Kump	—	70,574	105,515	—	4,814,710
Douglas Stuver (1)	—	—	—	—	—
R. Scott Mahoney	603,149	—	146,648	—	1,317,223
Catherine S. Stempien (1)	42,108	—	2,249	—	44,357

(1)	Messrs. Arriola and Stuver do not participate in any non-qualified deferred compensation plan sponsored by the Company or a subsidiary.
(2)	The Company contributions to Mr. Kump’s deferral plan account are included in “All Other Compensation” but not “Base Salary” in the “Summary Compensation Table”.

(1)
Earnings on these accounts are not included in any other amounts in the tables included in this Form
10-K/A,
as the amounts of the NEOs’ earnings represent the general market gains on investments and are not amounts or rates set by the Company for the benefit of the NEOs.

Mr. Kump participates in the AVANGRID Deferred Compensation Plan, which provides that AVANGRID will make annual contributions under the plan to a deferred compensation account set up for each participant in an amount set forth in the participant’s employment agreement. Mr. Kump’s employment agreement provides that an annual employer contribution of 10% of base salary will be made to a non-qualified
deferred compensation plan, such as the AVANGRID Deferred Compensation Plan, with a final pro-rata
contribution for the year of Mr. Kump’s termination of employment based upon the portion of the year in which he works. Under the AVANGRID Deferred Compensation Plan, the participant is fully vested at all times in all contributions and earnings credited to his deferred compensation account. Mr. Mahoney and Ms. Stempien also participate in the AVANGRID Deferred Compensation Plan and elect to defer a portion of their base salary and short-term incentive payments each year into the plan.
Contributions to the AVANGRID Deferred Compensation Plan are notational only and earn notional investment income based on investment vehicles selected by the Avangrid, Inc. & Subsidiaries Joint Plan Administration and Fiduciary Committee. Distribution of amounts in a participant’s deferred compensation account shall commence in the form and at the time elected by the participant. Participants must make an election as to form and timing either within 30 days of becoming a participant or during the annual enrollment window. Elections may be modified, but participants must do so no less than 12 months prior to their first scheduled payment, the election shall not take effect until at least 12 months after the election was made, and the new scheduled payment is delayed five years from original scheduled payment date. Upon a participant’s death prior to distribution, the plan will distribute a lump-sum
distribution to the beneficiary selected by the participant within 60 days following such death (or, if later, after the proper beneficiary has been identified). If a participant dies after commencing payments, the remaining payments will be made as a lump-sum
distribution to the beneficiary selected by the participant as soon as administratively possible after date of death. Amounts will be paid in one of the following forms as timely elected by the participant:
(i) lump-sum
distribution; or (ii) annual installment payments for a period of five, ten, or fifteen years.
Mr. Kump’s employment agreement with the Company provides that the Agreement and Release between Mr. Kump and Networks that was executed on September 25, 2009 will remain in full force and effect. The parties agree that the amount payable to Mr. Kump pursuant to such Agreement and Release will be increased by an amount equal to the amount earned by the Energy East Management Corporation Benefit Trust on its initial investment of $3,333,241 in a financial vehicle of the Company’s choosing with the goal of obtaining a net guaranteed level of interest without risk of loss of principal.
Potential Payments upon Termination or Change in Control
The amount of compensation payable to each NEO in the event of a termination of employment, or a change in control, on December 31, 2021, is described below under “— Quantification of Potential Payments upon Termination or Change in Control.” For additional explanation of payments under the various termination scenarios, see “Summary of Employment Agreements.”
Quantification of Potential Payments upon Termination or Change in Control
The following table sets forth potential benefits that each NEO would be entitled to receive in the event that the executive’s employment with us is terminated for any reason, including a (i) without good reason, a (ii) termination without cause, (iii) resignation with good reason, (iv) termination without cause or resignation with good reason, in each case in connection with a change in control, and (v) in the event of a change in control without termination or death or disability. The amounts shown in the table are the amounts that would have been payable under existing plans and arrangements if the NEO’s employment had terminated, and/or a change in control occurred on December 31, 2021.
“Cash Compensation” includes payments of salary, bonus, severance or death benefit amounts payable in the applicable scenario. The actual amounts that would be payable in these circumstances can only be determined at the time of the executive’s termination or a change in control and accordingly, may differ from the estimated amounts set forth in the table below.

Named Executive Officer	Resignation by Executive Without Good Reason ($)	Termination by Company Without Cause ($)	Resignation by Executive with Good Reason ($)	Termination by Company Without Cause, or Resignation by Executive with Good Reason, in Connection with Change in Control ($)	Change in Control Without Termination ($)	Death/ Disability ($)
Dennis Arriola
Cash Compensation (1)(4)	370,386	3,636,600	3,636,600	5,836,600	—	1,436,600
Health and Welfare Benefits (2)	—	19,100	19,100	19,100	—	—
Long-Term Incentive (3)	—	10,797,324	10,797,324	13,342,900	—	7,384,385
TOTAL	370,386	14,453,024	14,453,024	19,198,600		8,821,085

Robert Kump
Cash Compensation (1)	5,457,814	6,783,600	6,783,600	6,783,600	—	6,783,600
Long-Term Incentive (3)	3,023,077	3,023,077	3,023,077	3,023,077	—	3,023,077
TOTAL	8,480,891	9,806,677	9,806,677	9,806,677	—	9,806,677

Douglas Stuver
Cash Compensation (1)	—	1,217,132	1,217,132	1,217,132	—	432,600
Long-Term Incentive (3)	—	1,526,029	1,526,029	1,663,348	—	1,663,348
TOTAL	—	2,743,161	2,743,161	2,880,480	—	2,095,948

R. Scott Mahoney
Cash Compensation (1)	425,956	1,266,334	1,266,334	1,266,334	—	425,956
Long-Term Incentive (3)	1,517,399	1,517,399	1,517,399	1,896,039	—	1,896,039
TOTAL	1,943,355	2,783,733	2,783,733	3,162,373	—	2,321,995

Catherine S. Stempien
Cash Compensation (1)	177,289	1,317,398	1,371,398	2,328,398	—	414,398
Health and Welfare Benefits (2) Long-Term Incentive (3)	— —	27,537 2,949,654	27,537 2,949,654	27,537 3,990,400	—	— 1,912,050
TOTAL	177,289	4,348,588	4,348,588	6,346,335	—	2,326,448

(1)	See “—Summary of Employment Agreements.”
(2)	Amounts shown reflect the value of the additional benefit Mr. Arriola and Ms. Stempien would receive in the event of a termination per their employment agreements.
(3)
See “—Summary of Equity Incentive Plans—2016 LTIP,” “—Summary of Equity Incentive Plans—2020 LTIP”, “—Summary of Equity Incentive Plans—Phantom Units”, “—Summary of Equity Incentive Plans—Restricted Stock Units”..

(4)	Includes offset of certain amounts payable by Mr. Arriola pursuant to his employment agreement if he resigns without “good reason” prior to December 31, 2023.
CEO Pay Ratio
We believe our executive compensation program must be internally consistent and equitable and be designed to attract, retain, and motivate the most qualified professionals, in order to enable us to attain our strategic objectives. For 2021, the annual total compensation of Dennis Arriola was $13,899,563, as shown in the Summary Compensation Table beginning on page 18 (the “CEO Compensation”), which reflects annual base salary and 2021 EVP payout, in addition to the sign-on
bonus, grants of RSUs and PSUs, company 401(k) contributions and relocation expenses. The annual total compensation of our median employee was $134,891. We reasonably estimate, based on the calculations described below consistent with Item 402(u) of Regulation
S-K,
that the ratio of the CEO Compensation to the total compensation of our median employee was 103:1.

On December 31, 2021, our measurement date for the employee population, we had 7,348 employees (whether employed on a full-time, part-time, or seasonal basis), all of whom were located in the United States. We identified the median employee using
W-2
compensation as our consistently applied measure, which consisted of total cash compensation paid during 2021 and excluded any long-term incentive awards granted in 2021 for all individuals. We identified this payment information for all employees who were employed by us on the December 31, 2021 measurement date. These results were then ranked, excluding the CEO, from lowest to highest, and the median employee was identified. After identifying the median employee, we calculated annual total compensation for such employee in accordance with the rules applicable to the Summary Compensation Table.
Because the SEC rules for identifying the median of the annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their employee population and practices, the pay ratio reported by other companies may not be comparable to the pay ratio for our company.
Director Compensation
Members of the board who are not employees of AVANGRID
(“non-employee
directors”) received compensation for their board service, which is reviewed annually by the compensation, nominating and corporate governance committee. For 2021, the board determined the form and amount of non-employee
director compensation described below after reviewing the compensation, nominating and corporate governance committee’s recommendation. In 2021, non-employee
directors received an annual cash retainer of $140,000. In 2021, each of the chair and the vice chair of the board of directors received an additional annual cash retainer of $60,000; the chair of each of the audit and compliance committee, compensation, nominating and corporate governance committee, and the unaffiliated committee received an additional cash retainer of $30,000; and each non-employee
director that was a member of one or more committees of the board received an additional cash retainer of $30,000. All retainers are paid in quarterly installments. The following table shows information regarding the compensation earned during 2021 to each non-employee
director serving on the AVANGRID board during 2021. Our Chief Executive Officer, Mr. Arriola was appointed to the board in July 2020 and notified AVANGRID of his intention to leave the business, effective May 28, 2022, and did not receive any compensation for his service as a member of the AVANGRID board.

Name	Fees Earned or Paid in Cash ($)	Total ($)
Ignacio S. Galán	200,000	200,000
John Baldacci	200,000	200,000
Daniel Alcain Lopéz	140,000	140,000
Pedro Azagra Blázquez	140,000	140,000
Robert Duffy	200,000	200,000
Teresa Herbert	170,000	170,000
Patricia Jacobs	170,000	170,000
John Lahey	200,000	200,000
José Ángel Marra Rodríguez	140,000	140,000
Santiago Martinez Garrido	140,000	140,000
José Sáinz Armada	170,000	170,000
Alan Solomont	200,000	200,000
Elizabeth Timm	170,000	170,000
At its meeting on February 16, 2022, after reviewing the compensation, nominating and corporate governance committee’s recommendation, the board determined to maintain the same form and amount of director compensation from 2021 for 2022.

Compensation, Nominating and Corporate Governance Committee Interlocks and Insider Participation
Messrs. Lahey and Sáinz Armada and Ms. Jacobs deliberated on executive compensation matters in their capacity as members of the compensation, nominating and corporate governance committee during 2021. None of these directors is, or has ever been, an officer or employee of the Company or any of our subsidiaries. In addition, during the last fiscal year, none of our executive officers served as a member of the board of directors or the compensation committee of any other entity that has one or more executive officers serving on our board.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth certain information known to the Company regarding the beneficial ownership of its common stock as of April 25, 2022, by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of its common stock, (ii) each of our directors and nominees, (iii) each of our NEOs and (iv) all of our executive officers and directors serving as of April 25, 2022, as a group.
The amounts and percentages of shares beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days or, in the case of our directors or executive officers, upon termination of service other than for death, disability or involuntary termination. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage.
Unless otherwise stated, the address of each director, NEO and other executive officer is c/o Avangrid, Inc., 180 Marsh Hill Road, Orange, Connecticut 06477. The persons listed below have sole voting and investment power as to all shares indicated unless otherwise noted.

Name	Total number of shares beneficially owned and nature of beneficial ownership (1)	Percent of outstanding shares of common stock owned	Of total number of shares beneficially owned, number of deferred shares
Iberdrola, S.A (1)	315,659,357	81.6	—
Ignacio S. Galán	106,400	*	—
John Baldacci	350	*	—
Daniel Alcain Lopéz	2,654	*	—
Dennis V. Arriola	43,780	*	—
Pedro Azagra Blázquez	—	—	—
Patricia Cosgel	524	*	—
Robert Duffy	—	*	—
Teresa Herbert	1,000	*	—
Patricia Jacobs	—	—	—
Robert Kump	10,809	*	—
John Lahey	22,408	*	71,584
R. Scott Mahoney	5,952	*	—
José Ángel Marra Rodríguez	—	—	—
Santiago Martinez Garrido	—	—	—
José Sáinz Armada	—	—	—
Alan Solomont	8,346	*	—
Catherine S. Stempien	—
Douglas Stuver	1,636	*	—
Elizabeth Timm	1,962	*	—
All directors and executive officers as a group (20 persons) (2)	205,190	*	—

*	The percentage of shares beneficially owned by such director, NEO or group does not exceed one percent of the outstanding shares of common stock.
(1)
Information with respect to Iberdrola, S.A. was obtained from a Schedule 13G/A filed with the SEC on February 7, 2022. Iberdrola, S.A.’s address is c/o Avangrid, Inc., 180 Marsh Hill Road, Orange, Connecticut 06477.

(2)	Includes all of our current directors and executive officers, including, in addition to the NEOs named in the table, José Antonio Miranda Soto, Scott M. Tremble and William White.

Equity Compensation Plan Information
The following table shows information relating to the number of shares authorized for issuance under the company’s equity compensation plans as of December 31, 2021, including the legacy UIL Holdings Corporation Deferred Compensation Plan, which was an equity compensation plan assumed by us (and which was not subsequently voted on by our shareholders) in connection with our acquisition of UIL in December 2015, and subsequently merged into the AVANGRID Deferred Compensation Plan effective July 1, 2020.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (column (a))		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans
Approved by shareholders of AVANGRID	1,323,328	(2)	—	1,176,672
Not approved by shareholders of AVANGRID (1)	112,543	(3)	—	—
Total	1,435,871		—	1,176,672

(1)
In connection with the acquisition of UIL, each award of restricted UIL common stock granted under the UIL Deferred Compensation Plan that was outstanding and unvested or otherwise subject to forfeiture or other restrictions immediately prior to the effective time of the acquisition (which are referred to as restricted shares), other than those restricted shares that vested by their terms upon the effective time of the acquisition, converted into the right to receive the number of validly-issued restricted shares of our common stock equal to the product (rounded up to the nearest whole number) of the number of such restricted shares multiplied by the equity exchange factor of 1.2806. Any restricted shares of our common stock received remain subject to the same terms and conditions (including vesting and forfeiture restrictions) as were applicable to the corresponding UIL restricted shares immediately prior to the effective time of the acquisition.

(2)
Represents performance share units (PSUs) and restricted share units to be issued upon satisfaction of applicable performance and service requirements. a) During 2021, maximum 1,251,342 PSUs, were granted under the 2022 LTIP with achievement measured based on certain performance and market-based metrics for the 2021 to 2022 performance period. These PSUs will be payable in three equal installments in 2023, 2024 and 2025; b) 203,990 PSUs were earned under the 2016 LTIP based on performance during the 2016 – 2019 performance measurement period. The first and second installments of total 137,140 PSUs vested and were paid to participants in May 2020 and March 2021. The remaining 66,850 PSUs were paid out in March 2022.

(3)	Includes deferred restricted stock to be issued upon satisfaction of applicable performance and service requirements.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The board has adopted a written policy for approval of transactions in which the Company was, is or will be a participant and in which its directors, director nominees, executive officers, greater than 5% beneficial owners, and each of their respective immediate family members has or will have a direct or indirect material interest, where the amount involved in the transaction exceeds or is expected to exceed $120,000. A copy of this policy, the related party transaction policy, is available on the company’s website at www.avangrid.com. The policy provides that the audit and compliance committee reviews all transactions subject to the policy (other than transactions between AVANGRID and/or one of its subsidiaries, on the one hand, and Iberdrola, S.A. and/or its affiliates, on the other hand, which are subject to review by the unaffiliated committee pursuant to the Shareholder Agreement) and determines whether or not to approve or ratify those transactions. In addition, the audit and compliance committee has delegated authority to the chair of the audit and compliance committee to pre-approve
or ratify transactions under certain circumstances. The policy prohibits any director from participating in any review, discussion, consideration, or approval of any transaction subject to the policy for which such director or his or her family member is a related party, except that such director is required to provide all material information concerning the interested transaction to the audit and compliance committee. In reviewing transactions subject to the policy, the Audit and Compliance Committee, or the chair of the Audit and Compliance Committee, as applicable, considers among other factors it deems approximate:

•	the benefits to the company;

•	the impact on a director’s independence, if applicable;

•
the opportunity costs of other sources for comparable products or services, including whether the transaction is made on terms no less favorable than terms that would be generally available to an unaffiliated third-party under the same or similar circumstances;

•	the terms of the transaction; and

•	the actual or apparent conflict of interest of the related party.
Below is a description of all related party transactions since January 1, 2021 that are required to be disclosed under SEC rules.
Relationship with Iberdrola, S.A.
Iberdrola, S.A. currently directly holds 81.5% of the outstanding shares of AVANGRID common stock. As the Company’s controlling shareholder, Iberdrola, S.A. will continue to exercise significant influence over AVANGRID, including the composition of our board and any action requiring the approval of our shareholders. Other than the May 2021 private placement described in more detail below, transactions with Iberdrola, S.A. relate predominantly to pass-through charges of corporate services/management fees. These corporate services are entered into on an arm’s length basis and are aimed at maximizing our operating efficiency in an efficient and flexible service model. The corporate services are provided at market quality, and subject to audit and dispute resolution procedures.
The Shareholder Agreement
On December 16, 2015, we completed the acquisition of UIL pursuant to a merger agreement. In connection with the transaction, we entered into the Shareholder Agreement on December 16, 2015 with Iberdrola, S.A. The Shareholder Agreement sets forth certain governance arrangements and contains various provisions relating to, among other things, representation on our board, minority protections that limit the disposal or transfer of shares of the Company by Iberdrola, S.A., registration rights, preemptive rights, and protections for us relating to affiliate transactions and business opportunities, which are described in more detail below.

•
The Shareholder Agreement provides that the Company will, after December 16, 2020, have at least four “independent” directors (as defined in the Shareholder Agreement), provided that Mr. Baldacci may be deemed independent directors for this purpose (until December 16, 2020, only five “independent” directors (as defined in the Shareholder Agreement) were required). Additionally, in the event of the resignation, removal or death of Mr. Baldacci (or his respective replacement on the board), or if Mr. Baldacci (or his respective replacement on the board) decides not to stand for reelection to our board or are otherwise unwilling or unable to serve on our board, Iberdrola, S.A. will nominate a person to serve on our board of directors who qualifies as an independent director pursuant to the rules of the NYSE and applicable law.

•
The Shareholder Agreement provides that the board must establish an unaffiliated committee made up of “independent” directors (as defined in the Shareholder Agreement). Under the Shareholder Agreement, a director is considered “independent” if he or she is independent under the rules of NYSE with respect to AVANGRID, and would be independent under the rules of NYSE with respect to Iberdrola, S.A. if he or she was a director of Iberdrola, S.A. The unaffiliated committee is responsible for, among other things, reviewing and authorizing transactions between AVANGRID and/or one of its subsidiaries, on the one hand, and Iberdrola, S.A. and/or its affiliates, on the other hand.

•
Iberdrola, S.A., on behalf of itself and its affiliates, is entitled to unlimited requests for demand registrations, piggyback registrations, and shelf registration statement filings following the closing of the acquisition, in each case, subject to certain customary limitations. Iberdrola, S.A. also has the right to specify the method of distribution of securities, including an underwritten public offering, and approve the underwriters. Additionally, Iberdrola, S.A. has preemptive rights to protect against dilution for issuances of equity.

•
Iberdrola, S.A. is prohibited from effectuating a “going private” transaction, or any other similar transaction that results in the company no longer being a publicly traded company, without the prior approval of both the unaffiliated committee and a majority of the voting power of the shareholders not affiliated with the Company. Subject to certain exceptions, the Shareholder Agreement generally prohibits Iberdrola, S.A. from causing the Company to, and the Company from, entering into or effectuating any transaction for the acquisition of the Company by another entity, including any stock acquisition, reorganization, merger or consolidation, that results in all shareholders of the Company exchanging their voting securities for cash or securities, unless all shareholders of the Company are entitled to the same per share consideration to be received in such transaction as Iberdrola, S.A.

•
The Shareholder Agreement provides protections to us relating to transactions with Iberdrola, S.A. and its affiliates. The services provided by Iberdrola, S.A. or its affiliates to us and our subsidiaries and joint ventures at completion of the acquisition are provided by Iberdrola, S.A. or its affiliates at a cost to us not higher than the cost reflected in the expenses shown in our 2014 International Financial Reporting Standards (“IFRS”) audited consolidated financial statements, except (i) in the case of ordinary course, market adjustments of such costs made on an arms’ length basis, or (ii) as otherwise approved by the majority of the members of the unaffiliated committee. Furthermore, we do not intend to enter into any transaction between, or involving, Iberdrola, S.A. or any of its subsidiaries or controlled joint ventures, on the one hand, and us or our subsidiaries or controlled joint ventures, on the other hand, unless the transaction is both approved by a majority of members of the unaffiliated committee and entered into on an arms’ length basis.

•
The Shareholder Agreement permits Iberdrola, S.A. and its affiliates to conduct business that may be competitive with our business, while restricting actions by Iberdrola, S.A. and its controlled affiliates that could interfere with the ability of our executive officers to conduct the Company’s business. Pursuant to the Shareholder Agreement, we recognize and acknowledge that Iberdrola, S.A. and its affiliates own, engage or participate in businesses and business activities that compete, or may compete, with our business and the business of our subsidiaries. We acknowledge and agree that neither the execution of the merger agreement, Shareholder Agreement, or the completion of any transactions contemplated thereby will preclude or limit Iberdrola, S.A. and its affiliates from, directly or indirectly, owning, engaging, or participating in any business or business activity at any time and in any geographical location, including such businesses or business activities that compete, or may compete, with our business or the business activities of our subsidiaries or any of their respective businesses.

However, the Shareholder Agreement provides that as long as Iberdrola, S.A. continues to own 50% or more of the outstanding voting stock of the Company, Iberdrola, S.A. will not engage in any action that is reasonably expected to impair the executive officers of the Company and its subsidiaries from conducting the business or operations in a manner consistent with such business or operation of the Company and its subsidiaries immediately following completion of the acquisition.

•	Iberdrola, S.A. has been granted certain information and access rights to information related to our and our subsidiaries’ businesses, operations, plans, and prospects.
We and Iberdrola, S.A. will not be able to amend the Shareholder Agreement without the prior approval of both our board of directors and a majority of the members of the unaffiliated committee. The Shareholder Agreement will remain in effect as long as Iberdrola, S.A. owns more than 20% of the outstanding voting stock of the Company. Following any termination of the Shareholder Agreement, Iberdrola, S.A. will have one demand registration right, subject to customary limitations and exceptions, and piggyback registration rights with respect to any registration proposed by the Company, subject to customary “cut back” provisions. The laws of the State of New York will govern the Shareholder Agreement as long as we remain a New York corporation. If we are redomiciled to Delaware, the laws of the state of Delaware will govern the Shareholder Agreement.
The Framework Agreement and Declaration of Acceptance
On July 16, 2015, we entered into the Declaration of Acceptance with Iberdrola, S.A. (“2015 declaration of acceptance”), making us a party to the framework agreement for 2015 and detailing the corporate services Iberdrola, S.A. provided to us or to any of our affiliates in 2015. The framework agreement governs the relationship between Iberdrola, S.A. and the various Iberdrola, S.A. entities, with respect to the corporate services Iberdrola, S.A. contracts to provide each relevant entity. Pursuant to the framework agreement, and under the Iberdrola group’s “One Corporation” structure, Iberdrola, S.A. provided efficient and flexible corporate services to us and our subsidiaries. Our entry into the 2015 declaration of acceptance was approved by a committee comprised solely of our independent directors. On July 14, 2016, the unaffiliated committee approved a new declaration of acceptance detailing the corporate services Iberdrola, S.A. provided to us or any of our affiliates (“2016 declaration of acceptance” and together with the 2015 declaration of acceptance, the “declarations of acceptance”).
Pursuant to the declarations of acceptance, Iberdrola, S.A. provides various corporate services to us including, among other services, those relating to the management of buildings and leases, surveillance and maintenance of buildings, international and corporate security, human resources, brand management, procurement, management of the SAP corporate platform, research and development, quality control, insurance, information technology, and general administration. Pursuant to the 2015 declaration of acceptance and in accordance with the merger agreement, the foregoing services and the price thereof were entered into on an arms’ length basis and on financial and other material terms no less favorable to us and our subsidiaries than applicable agreements or arrangements in respect of such corporate or other shared services existing as of February 25, 2015, and did not result in a higher cost to us or our subsidiaries and affiliates than the aggregate costs for such services reflected in the 2014 IFRS audited consolidated financial statements of AVANGRID, except to the extent related to ordinary course market adjustments made on an arm’s length basis or as otherwise approved by the majority of the members of the unaffiliated committee. All new, future services to be provided by Iberdrola, S.A. or its affiliates to us and our subsidiaries must be on an arm’s length basis and approved by the unaffiliated committee.
By entering into the 2016 framework agreement via the 2016 declaration of acceptance, any previous framework agreements between us and Iberdrola, S.A. were terminated by operation of law. The framework agreement covers any services provided by Iberdrola, S.A. as of January 1, 2016, and remains in force as long as we and/or our subsidiaries continue to operate as a subsidiary of Iberdrola, S.A. in accordance with the provisions of Article 42 of the Spanish Commercial Code. As soon as we or any of our subsidiaries ceases to be a subsidiary of Iberdrola, S.A., the contractual relationship under the framework agreement will be terminated between such AVANGRID entity and Iberdrola, S.A. This declaration of acceptance remains in force under the same terms unless any ground for termination of the framework agreement arises.
Under the framework agreement, Iberdrola, S.A. must provide the relevant services pursuant to standard market conditions. Iberdrola, S.A. cannot receive financial or other types of consideration on a more favorable basis than what a third party in a substantially similar circumstance would receive. services Iberdrola, S.A. must provide the relevant services in a manner that will not impair our decision-making capacity, while we must provide accurate and complete information to Iberdrola, S.A. to enable Iberdrola, S.A. to effectively provide the relevant services. Iberdrola, S.A. must provide the relevant with a level of expertise, care, and diligence that a company providing these services on the open market would provide. We assume any liability that may derive from damage or losses attributable to the instructions or information provided to Iberdrola, S.A.; provided that Iberdrola, S.A. will only be liable for non-performance,
defective performance, or negligence. Iberdrola, S.A. is also required to notify us before December 31 of each year regarding the estimated price for each service contracted for the following year.
The framework agreement contains provisions relating to confidentiality, requiring each party to safeguard all information received by the other under the framework agreement. The framework agreement is governed by the laws of Spain and contains arbitration provisions for purposes of dispute resolution. The framework agreement cannot be modified or assigned without our prior written consent or the prior written consent of Iberdrola, S.A. We made payments to Iberdrola, S.A. pursuant the framework agreement in the approximate amount of $37.6 million for the year ended December 31, 2021.
Agreements Related to Liquidity Resources and Guarantee and Support
We manage our overall liquidity position as part of the broader Iberdrola group of companies and, on December 1, 2017, AVANGRID entered into a customer liquidity agreement (the “Customer Liquidity Agreement”) with Bank of America, National Association (“BOA”), Iberdrola, S.A., Iberdrola Mexico, S.A. de C.V., and Scottish Power Ltd. Under the Customer Liquidity Agreement, the participants, including AVANGRID, may deposit funds with or borrow from BOA, provided that the balance of funds deposited less funds borrowed by all participants in the aggregate is not less than zero. Deposits are available for next day withdrawal. Simultaneous with entry into the Customer Liquidity Agreement, AVANGRID and Iberdrola, S.A. entered into an indemnification agreement pursuant to which Iberdrola, S.A. has agreed to indemnify AVANGRID against all damages, charges, costs, fees, and other expenses that the Company or its subsidiaries may incur arising out of the deposits or borrowings by Iberdrola, S.A., or by the subsidiaries or affiliates of Iberdrola, S.A., other than AVANGRID or its subsidiaries pursuant to the Customer Liquidity Agreement. Deposit amounts, if any, are reflected in our consolidated balance sheet under cash and cash equivalents. The was no balance under this agreement at December 31, 2021.

On June 18, 2018, AVANGRID entered into a credit facility with Iberdrola Financiacion, S.A.U., a member of the Iberdrola group. The facility has a limit of $500 million and matures on June 18, 2023. AVANGRID pays a facility fee of 10.5 basis points annually on the facility. AVANGRID has not borrowed any amounts under this credit facility.
AVANGRID also was a party to a current account agreement with Iberdrola Canada Energy Services Ltd. (“ICES”) pursuant to which either party could borrow from or lend to the other party at a variable interest rate determined by adding a benchmark interest rate plus a pre-determined
applicable rate, which varies based on the transaction currency and the identity of the lender. AVANGRID had maximum borrowings from ICES of approximately $21 million and maximum loans to ICES of approximately $1 million during the year ended December 31, 2021.
Effective April 11, 2019, AVANGRID entered into a current account agreement with Iberdrola Solutions, LLC, a member of the Iberdrola group (“Iberdrola Solutions”), pursuant to which either party can borrow from or lend to the other party at a variable interest rate determined by adding a benchmark interest rate plus a pre-determined
applicable rate, which varies based on the identity of the lender. AVANGRID executed a related indemnification agreement with Iberdrola, S.A. indemnifying AVANGRID against any loss resulting from this agreement. AVANGRID did not borrow under this agreement during 2021 and Iberdrola Solutions borrowed a maximum of approximately $8 million from AVANGRID under this agreement. On July 29, 2021, Iberdrola Solutions and AMC entered into an asset purchase agreement pursuant to which AMC purchased certain office information technology equipment, furniture, and leasehold improvements from Iberdrola Solutions for approximately $359,000.
On April 11, 2019, AVANGRID also entered into a collateral support and reimbursement agreement with Iberdrola Solutions, pursuant to which the Company may provide certain standby letters of credit, surety bonds, guarantees and other forms of collateral support to counterparties of Iberdrola Solutions, LLC from time to time, in an aggregate amount outstanding at any one time not to exceed $25 million in exchange for a collateral support fee based on the maximum amount payable under outstanding collateral support and the applicable fee rate determined by the Company. In addition, AVANGRID executed a related indemnification agreement with Iberdrola, S.A. indemnifying AVANGRID against any loss resulting from this agreement. Approximately $1,277 was paid in collateral support fees to the Company in 2021.
On October 20, 2020, AVANGRID entered into an agreement and plan of merger (the “Merger Agreement”) with PNM Resources, Inc. (“PNMR”), and NM Green Holdings, Inc., a wholly-owned subsidiary of AVANGRID (“Merger Sub”), pursuant to which Merger Sub will merge with and into PNMR (the “Merger”), with PNMR surviving the Merger as a direct wholly-owned subsidiary of AVANGRID.
On December 14, 2020, AVANGRID entered into an intra-group loan agreement with Iberdrola (the “Intra-Group Loan Agreement”), which provides the Company with an unsecured subordinated loan in an aggregate principal amount of $3,000,000,000. The loan bears interest until June 15, 2021, at a rate per annum equal to 0.20%, which shall increase one (1) basis point each month following the first month of the term of the Intra-Group Loan Agreement up to a maximum interest rate of 0.25% per annum, and from June 16, 2021 until the loan and any accrued and unpaid interest is repaid in its entirety, at AVANGRID’s equity cost of capital as published by Bloomberg. Interest is payable on a monthly basis in arrears. AVANGRID is required to repay the loan in full upon certain equity issuances by AVANGRID in which Iberdrola participates or a change of control. In addition, on or after June 15, 2021, upon five business days’ notice to Iberdrola, AVANGRID may voluntarily repay the loan and any accrued and unpaid interest, in whole or in part, without prepayment premium or penalty if there is a change in AVANGRID’s business plan and AVANGRID determines that the loan is no longer required. The Intra-Group Loan Agreement was repaid with the proceeds of the common share issuance.
In connection with the Merger, Iberdrola provided AVANGRID with a commitment letter (“Iberdrola Funding Commitment Letter”), pursuant to which Iberdrola unilaterally agreed to provide to AVANGRID, or arrange the provision to AVANGRID of, funds to the extent necessary for AVANGRID to consummate the Merger, including the payment of the aggregate Merger Consideration. The specific terms of any transaction effecting such funding commitment will be negotiated between Iberdrola and AVANGRID on an arm’s length basis and must be approved by both (i) a majority of the members of the unaffiliated committee of the board of directors of AVANGRID, and (ii) the entire board of directors of AVANGRID. Under the terms of such commitment letter, Iberdrola has agreed to negotiate with AVANGRID the specific terms of any transaction effecting such funding commitment promptly and in good faith, with the objective that such terms shall be commercially reasonable and approved by AVANGRID.
On April 15, 2021, AVANGRID entered into a side letter agreement with Iberdrola, which sets forth certain terms and conditions relating to the Iberdrola Funding Commitment Letter (the “Side Letter Agreement”). The Side Letter

Agreement provides that any drawing in the form of indebtedness made by the Corporation pursuant to the Funding Commitment Letter shall bear interest at an interest rate equal to
3-month
LIBOR plus 0.75% per annum calculated on the basis
360-day
year for the actual number of days elapsed and, commencing on the date of the Funding Commitment Letter, we shall pay Iberdrola a facility fee equal to 0.12% per annum on the undrawn portion of the funding commitment set forth in the Funding Commitment Letter. The Side Letter Agreement automatically extended upon the extension of the consummation date for the Merger under the Merger Agreement.
On May 12, 2021, AVANGRID entered into a share purchase agreement (the “Hyde Purchase Agreement”) with Hyde Member LLC (“Hyde”), a Delaware limited liability company and wholly owned subsidiary of Qatar Investment Authority, to issue and sell to Hyde in a private placement (the “Hyde Private Placement”) approximately $740,000,000 of AVANGRID’s common stock (the “Hyde Placement Shares”), at the purchase price of $51.40 per share (which is the closing price of the shares of the Common Stock on the New York Stock Exchange as of May 11, 2021) (the “Purchase Price”). Also on May 12, 2021, AVANGRID entered into a share purchase agreement (the “Iberdrola Purchase Agreement” and, together with the Hyde Purchase Agreement, the “Purchase Agreements”) with Iberdrola, to issue and sell to Iberdrola in a private placement (the “Iberdrola Private Placement” and, together with the Hyde Private Placement, the “Private Placements”) approximately $3,260,000,000 of the AVANGRID’s common stock (the “Iberdrola Placement Shares” and, together with the Hyde Placement Shares, the “Private Placement Shares”) at the Purchase Price.
On May 18, 2021, AVANGRID closed the sale of the Hyde Placement Shares pursuant to the Hyde Purchase Agreement and the sale of the Iberdrola Placement Shares pursuant to the Iberdrola Purchase Agreement. In connection with the closing, AVANGRID issued 14,396,887 shares of common stock to Hyde in consideration for an aggregate purchase price of approximately $740 million and 63,424,125 shares of common stock to Iberdrola in consideration for an aggregate purchase price of approximately $3.26 billion. $3,000 billion of the proceeds were used to repay the intra-group loan provided to AVANGRID by Iberdrola. After the effect of the private placements, Iberdrola retained its 81.5% ownership interest in AVANGRID.
Other Agreements with Iberdrola, S.A. or its Affiliates
The Company and Iberdrola, S.A. or its affiliates are also parties to the following agreements that primarily relate to the provision of additional corporate services and the recharge of expenses related to the employment of personnel from Iberdrola, S.A. or its affiliates by the Company:

•
An international cost recharge agreement between Scottish Power UK PLC and Avangrid Management Company, LLC (“AMC”) regarding Scottish Power UK PLC employees working full-time in the U.S. The amount paid under this agreement was approximately $156,960 for the year ended December 31, 2021.

•
An international pension contributions recharge agreement between Scottish Power UK PLC and Avangrid Service Company (“ASC”) regarding Scottish Power UK PLC employees working in the U.S. but who remain as contributing members of the UK Final Salary Scheme. No amount was paid under this agreement for the year ended December 31, 2021.

•
An agreement between Iberdrola, S.A. and AMC for the provision of services for 2021 regarding a recharge of costs of Iberdrola, S.A. to AMC for the provision of corporate services. The amount paid under this agreement was approximately $37,624,963 for the year ended December 31, 2021.

•
An agreement between Iberdrola, S.A. and AMC for the provision of services related to capital projects. The amount paid under this agreement was approximately $322,118for the year ended December 31, 2021.

•
An insurance framework agreement pursuant to which Iberdrola Financiación S.A.U. provides services to the Company and certain of its subsidiaries related to the purchase and renewal of insurance policies, which are managed through corporate insurance programs. Each entity is charged an amount corresponding to its share under an established allocation formula. The aggregate amount charged to the Company and its subsidiaries was approximately $8,694,278 for the year ended December 31, 2021.

•
A framework agreement for the provision of corporate development services between Iberdrola, S.A. and the Company. The amount paid under this agreement was approximately $4,831,588 for the year ended December 31, 2021.

•
A framework agreement for the provision of investor relations services between Iberdrola, S.A. and the Company. The amount paid under this agreement was approximately $31,350 for the year ended December 31, 2021.

•
A framework agreement for the provision of compliance-related services between Iberdrola, S.A. and the Company. The amount paid under this agreement was approximately $69,330 for the year ended December 31, 2021.

•
A service agreement for common support and assistance services between Iberdrola Renovables Energia S.A.U and Avangrid Renewables. The amount paid under this agreement was approximately $6,008,009 million for the year ended December 31, 2021.

•
A service agreement for the provision of global energy management business support services between Iberdrola Generación España S.A.U. and Avangrid Renewables. No amounts were paid under this agreement for the year ended December 31, 2021.

•
An agreement for recharge of services relating to international personnel assignments between Scottish Power Renewables (UK) Limited and Avangrid Renewables. The amount paid under this agreement was approximately $2,153,861 million for the year ended December 31, 2021.

•
An agreement between AMC and Iberdrola, S.A. related to the submission of the Company’s IFRS reporting to Iberdrola, S.A. for inclusion in the consolidated financial reporting of the group of companies controlled by Iberdrola, S.A. The amount received under this agreement was approximately $942,758 for the year ended December 31, 2021.

•
A service agreement for the provision of corporate services between AMC and Iberdrola, S.A.’s retail business Iberdrola Solutions. No amount was paid under this agreement for the year ended December 31, 2021. This agreement was terminated effective upon Iberdrola, S.A,’s divestment of Iberdrola Solutions.

•
A service agreement for the provision of services between Avangrid Renewables and Iberdrola Solutions. The amount paid under this agreement was approximately $32,583,706 for the year ended December 31, 2021. The amounts received under this agreement were approximately $71,558,423 for the year ended December 31, 2021. This agreement was terminated effective upon Iberdrola, S.A,’s divestment of Iberdrola Solutions.

•
A service agreement for the provision of corporate services between AMC and Iberdrola Canada Energy Services prior to their sale in November 2021. The amount paid under this agreement was approximately $110,749 for the services rendered up until the sale date.

•
A framework agreement for the provision of Internal Audit services between Iberdrola, S.A. and the Company. The amount paid under this agreement was approximately $20,579 for the year ended December 31, 2021.

•
A
know-how
license agreement between Iberdrola Renovables Energia S.A.U. and Avangrid Renewables. The amount paid under this agreement was approximately $4,076,909 million for the year ended December 31, 2021.

•
A service agreement for the provision of engineering services between Iberdrola Infraestructuras y Servicios de Redes S.A.U. (“IISR”) and Avangrid Networks. The amount paid under this agreement was approximately $418,189 for the year ended December 31, 2021.

Other Relationships
The law firm of Pierce Atwood LLP was retained by the Company during the year ended December 31, 2021 to furnish legal services. John Baldacci, a member of our board, previously held a salaried position as Senior Advisor for Economic Development and Government Relations with the law firm until his retirement in May 2021, and did not receive profit sharing or other incentives related to the legal services provided to the Company. During the year ended December 31, 2021, Pierce Atwood LLP received approximately $3.5 million in fees from the Company for its services.

Director Independence
Due to AVANGRID’s status as a “controlled company,” we rely on certain exemptions from the rules of the NYSE that would otherwise require that our board be comprised of a majority of “independent” directors as defined under the rules of the NYSE. AVANGRID is required to have an “independent” audit committee under the NYSE’s listed company requirements. See Item 10. Directors, Executive Officers and Corporate Governance—Audit and Compliance Committee” for additional information.
The board has undertaken a review of the independence of each director. Based on this review, the board has determined that each of Mmes. Herbert, Jacobs and Timm and Messrs. Baldacci, Duffy, Lahey and Solomont do not have a material relationship with the AVANGRID Group (either directly or as a partner, shareholder or officer of an organization that has a relationship with the AVANGRID Group) and that each of these nominees is “independent” under the rules of the NYSE.

Item 14.	Principal Accountant Fees and Services.
Fees Paid to the Auditors
KPMG LLP (“KPMG”) (Auditor Firm ID: 185) has served as our independent registered public accounting firm since March 10, 2017. The following table presents fees for professional services rendered by KPMG for the audit of our financial statements for 2021 and 2020 and fees billed for other services rendered for those periods:

	2021	2020
Audit fees (1)	$11,372,000	$13,288,000
Audit-related fees (2)	$544,000	$743,500
Tax fees (3)	—	—
All other fees (4)	$215,000	$85,000
Total	$12,131,000	$14,116,500

(1)
Includes the aggregate fees recognized in each of the last two fiscal years for professional services rendered by KPMG for the audit of the Company’s annual financial statements, review of the Company’s quarterly financial statements, statutory audit services, advice on accounting matters directly related to the audit and audit services, and assistance with review of documents filed with the SEC, including the related consents and comfort letters issued to underwriters. The fees are for services that are normally provided by the KPMG in connection with statutory or regulatory filings or engagements. In addition, for 2021, the Audit Fees and Expenses also include the audit of Avangrid Vineyard Wind, LLC. For 2020, the Audit Fees and Expenses also include the audits of the following subsidiaries, Aeolus Wind Power VII LLC, El Cabo Wind, LLC, Flat Rock Wind Power LLC, Flat Rock Wind Power II LLC and Patriot Wind Farm LLC. These audits were transitioned to another independent registered public accounting firm, BDO USA LLP, as of and for the year ending December 31, 2021.

(2)	Includes fees billed by the KPMG for due diligence assistance and other services in each of the last two fiscal years.
(3)	Includes the aggregate fees recognized in each of the last two fiscal years for professional services rendered by KPMG for tax compliance, tax advice and tax planning.
(4)	Includes the aggregate fees recognized in each of the last two fiscal years for services provided by the KPMG, other than those services described above.
Pre-Approval

Policies and Procedures
The Audit and Compliance Committee must be informed of and authorize any audit and non-audit

services and relationships with our independent registered public accounting firm, consistent with procedures adopted by the Audit and Compliance Committee, which must be in compliance with applicable law, regulations, and NYSE rules. In conducting reviews of audit and non-audit

services, the Audit and Compliance Committee will determine whether the provision of such services would impair the independent registered public accounting firm’s independence and will only authorize services that it believes will not impair such firm’s independence. All services rendered by KPMG in 2021 were authorized pursuant to this process.

Part IV

Item 15.	Exhibits and Financial Statement Schedules.
The following documents are included as exhibits to this Form
10-K/A.

Exhibit Number	Exhibit Description

31.1*	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

104	The cover page from this Amendment No. 1 on Form 10-K/A formatted as Inline XBRL.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avangrid, Inc.

Date: May 2, 2022	By:	/s/ R. Scott Mahoney
R. Scott Mahoney
Senior Vice President – General Counsel and Corporate Secretary