Form 10-Q
period 2022-06-30
Avangrid, Inc.
filed 2022-07-27
CIK 1634997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of July 26, 2022, the registrant had 386,624,231 shares of common stock, par value $0.01, outstanding.

Avangrid, Inc.
REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2022

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Avangrid, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(Millions, except for number of shares and per share data)
Operating Revenues	$1,794	$1,477	$3,927	$3,443
Operating Expenses
Purchased power, natural gas and fuel used	440	265	1,181	766
Operations and maintenance	693	676	1,344	1,318
Depreciation and amortization	271	250	532	497
Taxes other than income taxes	169	155	347	325
Total Operating Expenses	1,573	1,346	3,404	2,906
Operating Income	221	131	523	537
Other Income and (Expense)
Other income	9	34	20	35
Earnings from equity method investments	6	4	259	5
Interest expense, net of capitalization	(79)	(75)	(150)	(148)
Income Before Income Tax	157	94	652	429
Income tax expense (benefit)	(4)	10	64	24
Net Income	161	84	588	405
Net loss attributable to noncontrolling interests	23	14	41	27
Net Income Attributable to Avangrid, Inc.	$184	$98	$629	$432
Earnings Per Common Share, Basic	$0.48	$0.28	$1.63	$1.31
Earnings Per Common Share, Diluted	$0.48	$0.28	$1.62	$1.31
Weighted-average Number of Common Shares Outstanding:
Basic	386,736,774	347,121,197	386,717,560	328,412,163
Diluted	387,219,348	347,419,064	387,166,378	328,795,944
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(Millions)
Net Income	$161	$84	$588	$405
Other Comprehensive Income (Loss)
Loss on nonqualified pension plans, net of income tax of $3 for the six months ended	—	—	9	—
Unrealized (loss) gain from equity method investment, net of income taxes of $(1) and $(4) for the three months ended, respectively, and $4 and $(4)for the six months ended, respectively	(4)	(3)	11	(3)
Unrealized (loss) gain during the period on derivatives qualifying as cash flow hedges, net of income taxes of $15 and $(21) for the three months ended, respectively, and $0 and $(26) for the six months ended, respectively	39	(73)	—	(100)
Reclassification to net income of losses on cash flow hedges, net of income taxes $2 and $(3) for the three months ended, respectively, and $6 and $(4) for the six months ended, respectively	6	4	17	5
Other Comprehensive Income (Loss)	41	(72)	37	(98)
Comprehensive Income	202	12	625	307
Net loss attributable to noncontrolling interests	23	14	41	27
Comprehensive Income Attributable to Avangrid, Inc.	$225	$26	$666	$334
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
As of	2022	2021
(Millions)
Assets
Current Assets
Cash and cash equivalents	$411	$1,474
Accounts receivable and unbilled revenues, net	1,319	1,269
Accounts receivable from affiliates	2	11
Derivative assets	118	35
Fuel and gas in storage	171	139
Materials and supplies	225	204
Prepayments and other current assets	380	245
Regulatory assets	363	400
Total Current Assets	2,989	3,777
Total Property, Plant and Equipment ($2,686 and $1,959 related to VIEs, respectively)	30,063	28,866
Operating lease right-of-use assets	151	148
Equity method investments	431	560
Other investments	49	61
Regulatory assets	2,153	2,247
Other Assets
Goodwill	3,119	3,119
Intangible assets	285	293
Derivative assets	109	59
Other	403	374
Total Other Assets	3,916	3,845
Total Assets	$39,752	$39,504
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
As of	2022	2021
(Millions, except share information)
Liabilities
Current Liabilities
Current portion of debt	$350	$372
Notes payable	92	159
Notes payable to affiliates	1	2
Interest accrued	67	69
Accounts payable and accrued liabilities	1,352	1,586
Accounts payable to affiliates	29	61
Dividends payable	170	170
Taxes accrued	63	43
Operating lease liabilities	11	12
Derivative liabilities	114	64
Other current liabilities	650	484
Regulatory liabilities	447	307
Total Current Liabilities	3,346	3,329
Regulatory liabilities	2,972	3,022
Other Non-current Liabilities
Deferred income taxes	2,179	2,016
Deferred income	1,096	1,130
Pension and other postretirement	457	684
Operating lease liabilities	132	149
Derivative liabilities	181	160
Asset retirement obligations	262	253
Environmental remediation costs	283	298
Other	570	580
Total Other Non-current Liabilities	5,160	5,270
Non-current debt	7,888	7,922
Total Non-current Liabilities	16,020	16,214
Total Liabilities	19,366	19,543
Commitments and Contingencies
Equity
Stockholders’ Equity:
Common stock, $.01 par value, 500,000,000 shares authorized, 387,734,757 and 387,678,630 shares issued; 386,624,231 and 386,568,104 shares outstanding, respectively	3	3
Additional paid in capital	17,687	17,679
Treasury stock	(47)	(47)
Retained earnings	2,003	1,714
Accumulated other comprehensive loss	(236)	(273)
Total Stockholders’ Equity	19,410	19,076
Non-controlling interests	976	885
Total Equity	20,386	19,961
Total Liabilities and Equity	$39,752	$39,504
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2022	2021
(Millions)
Cash Flow from Operating Activities:
Net income	$588	$405
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	532	497
Regulatory assets/liabilities amortization and carrying cost	3	34
Pension cost	(12)	23
Earnings from equity method investments	(259)	(5)
Distributions of earnings received from equity method investments	13	9
Unrealized loss (gain) on marked-to-market derivative contracts	(5)	74
Deferred taxes	58	45
Other non-cash items	(12)	(19)
Changes in operating assets and liabilities:
Current assets	(208)	19
Noncurrent assets	(289)	(129)
Current liabilities	199	(11)
Noncurrent liabilities	197	(91)
Net Cash Provided by Operating Activities	805	851
Cash Flow from Investing Activities:
Capital expenditures	(1,403)	(1,264)
Contributions in aid of construction	80	21
Proceeds from sale of assets	9	5
Proceeds from notes receivable from affiliates	(1)	2
Distributions received from equity method investments	2	4
Other investments and equity method investments, net	(179)	231
Net Cash Used in Investing Activities	(1,492)	(1,001)
Cash Flow from Financing Activities:
Non-current debt issuances	216	—
Repayments of non-current debt	(214)	(2)
Repayment of non-current debt with affiliate	—	(3,000)
Repayments of other short-term debt, net	(162)	(307)
Repayments of financing leases	(7)	(4)
Repurchase of common stock	—	(2)
Issuance of common stock	(1)	3,998
Distributions to noncontrolling interests	(6)	(5)
Contributions from noncontrolling interests	138	10
Dividends paid	(340)	(272)
Net Cash (Used in) Provided by Financing Activities	(376)	416
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(1,063)	266
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	1,477	1,467
Cash, Cash Equivalents and Restricted Cash, End of Period	$414	$1,733
Supplemental Cash Flow Information
Cash paid for interest, net of amounts capitalized	$144	$143
Cash paid for income taxes	$10	$5
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(unaudited)

	Avangrid, Inc. Stockholders
(Millions, except for number of shares )	Number of shares (*)	Common Stock	Additional paid-in capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total
As of March 31, 2021	309,369,894	$3	$13,667	$(16)	$1,864	$(137)	$15,381	$611	$15,992
Net income (loss)	—	—	—	—	98	—	98	(14)	84
Other comprehensive income, net of tax of $(28)	—	—	—	—	—	(72)	(72)	—	(72)
Comprehensive income									12
Dividends declared, $0.44/share	—	—	—	—	(171)	—	(171)	—	(171)
Release of common stock held in trust	4,260	—	—	—	—	—	—	—	—
Issuance of common stock	77,830,402	—	3,999	—	—	—	3,999	—	3,999
Stock-based compensation	—	—	5	—	—	—	5	—	5
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2)	(2)
Contributions from noncontrolling interests	—	—	—	—	(1)	—	(1)	1	—
As of June 30, 2021	387,204,556	$3	$17,671	$(16)	$1,790	$(209)	$19,239	$596	$19,835
As of March 31, 2022	386,624,231	$3	$17,683	$(47)	$1,819	$(277)	$19,181	$879	$20,060
Net income (loss)	—	—	—	—	184	—	184	(23)	161
Other comprehensive income, net of tax of $16	—	—	—	—	—	41	41	—	41
Comprehensive income									202
Dividends declared, $0.44/share	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	4	—	—	—	4	—	4
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(5)	(5)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	125	125
As of June 30, 2022	386,624,231	$3	$17,687	$(47)	$2,003	$(236)	$19,410	$976	$20,386

	Avangrid, Inc. Stockholders
(Millions, except for number of shares )	Number of shares (*)	Common Stock	Additional paid-in capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total
As of December 31, 2020	309,077,300	$3	$13,665	$(14)	$1,666	$(111)	$15,209	$617	$15,826
Net income (loss)	—	—	—	—	432	—	432	(27)	405
Other comprehensive loss, net of tax of $(34)	—	—	—	—	—	(98)	(98)	—	(98)
Comprehensive income									307
Dividends declared, $0.88/share	—	—	—	—	(307)	—	(307)	—	(307)
Release of common stock held in trust	296,854	—	—	—	—	—	—	—	—
Issuance of common stock	77,883,713	—	3,998	—	—	—	3,998	—	3,998
Repurchase of common stock	(53,311)	—	—	(2)	—	—	(2)	—	(2)
Stock-based compensation	—	—	8	—	—	—	8	—	8
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(5)	(5)
Contributions from noncontrolling interests	—	—	—	—	(1)	—	(1)	11	10
As of June 30, 2021	387,204,556	$3	$17,671	$(16)	$1,790	$(209)	$19,239	$596	$19,835
As of December 31, 2021	386,568,104	$3	$17,679	$(47)	$1,714	$(273)	$19,076	$885	$19,961
Net income (loss)	—	—	—	—	629	—	629	(41)	588
Other comprehensive loss, net of tax of $13	—	—	—	—	—	37	37	—	37
Comprehensive income									625
Dividends declared, $0.88/share	—	—	—	—	(340)	—	(340)	—	(340)
Issuance of common stock	56,127	—	(1)	—	—	—	(1)	—	(1)
Stock-based compensation	—	—	9	—	—	—	9	—	9
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(6)	(6)
Contributions from noncontrolling interests	—	—	—	—		—	—	138	138
As of June 30, 2022	386,624,231	$3	$17,687	$(47)	$2,003	$(236)	$19,410	$976	$20,386
(*) Par value of share amounts is $0.01
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 1. Background and Nature of Operations
Avangrid, Inc. (AVANGRID, we or the Company) is an energy services holding company engaged in the regulated energy transmission and distribution business through its principal subsidiary, Avangrid Networks, Inc. (Networks), and in the renewable energy generation business through its principal subsidiary, Avangrid Renewables Holding, Inc. (ARHI). ARHI in turn holds subsidiaries including Avangrid Renewables, LLC (Renewables). Iberdrola, S.A. (Iberdrola), a corporation organized under the laws of the Kingdom of Spain, owns 81.6% of the outstanding common stock of AVANGRID. The remaining outstanding shares are owned by various shareholders with approximately 18.4% of AVANGRID's outstanding shares publicly traded on the New York Stock Exchange (NYSE).
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
Consummation of the Merger (Closing) is subject to the satisfaction or waiver of certain customary closing conditions, including, without limitation, the approval of the Merger Agreement by the holders of at least a majority of the outstanding shares of PNMR common stock entitled to vote thereon, the absence of any material adverse effect on PNMR, the receipt of certain required regulatory approvals (including approvals from the Public Utility Commission of Texas (PUCT), the New Mexico Public Regulation Commission (NMPRC), the Federal Energy Regulatory Commission (FERC), the Federal Communications Commission (FCC), the Committee on Foreign Investment in the United States (CFIUS), the Nuclear Regulatory Commission (NRC) and approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976), the Four Corners Divestiture Agreements (as defined below) being in full force and effect and all applicable regulatory filings associated therewith being made, as well as holders of no more than 15% of the outstanding shares of PNMR common stock validly exercising their dissenters’ rights. On February 12, 2021, the shareholders of PNMR approved the proposed Merger. As of November 1, the Merger had obtained all regulatory approvals other than from the NMPRC. On November 1, 2021, after public hearing and briefing on the matter, the hearing examiner in the Merger proceeding at the NMPRC issued an unfavorable recommendation related to the amended stipulated agreement entered into by PNMR, AVANGRID and several interveners in the NMPRC proceeding with respect to consideration of the joint Merger application in June 2021. On December 8, 2021, the NMPRC issued an order rejecting the amended stipulated agreement. On January 3, 2022, AVANGRID and PNMR filed a notice of appeal of the December 8, 2021 decision of the NMPRC with the New Mexico Supreme Court. The Statement of Issues was filed on February 2, 2022 and the Brief in Chief was filed on April 7, 2022. On June 14, 2022, the NMPRC filed its Answer Brief. On June 13, 2022, New Energy Economy, an intervener in the Merger proceeding, filed its Answer Brief. AVANGRID's Reply Brief is due on August 5, 2022 (pending any additional extensions granted to the parties). On February 24, 2022, the FCC granted an extension to its approval to transfer operating licenses in connection with the Merger.
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
In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly our condensed consolidated financial statements for the interim periods described herein. All such adjustments are of a normal and recurring nature, except as otherwise disclosed. The results for the three and six months ended June 30, 2022, are not necessarily indicative of the results for the entire fiscal year ending December 31, 2022.

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
Contract Costs and Contract Liabilities
We recognize an asset for incremental costs of obtaining a contract with a customer when we expect the benefit of those costs to be longer than one year. We have contract assets for costs from development success fees, which we paid during the solar asset development period in 2018, and will amortize ratably into expense over the 15-year life of the power purchase agreement (PPA), expected to commence in December 2022 upon commercial operation. Contract assets totaled $9 million at both June 30, 2022 and December 31, 2021, and are presented in "Other non-current assets" on our condensed consolidated balance sheets.
We have contract liabilities for revenue from transmission congestion contract (TCC) auctions, for which we receive payment at the beginning of an auction period, and amortize ratably each month into revenue over the applicable auction period. The auction periods range from six months to two years. TCC contract liabilities totaled $14 million and $16 million at June 30, 2022 and December 31, 2021, respectively, and are presented in "Other current liabilities" on our condensed consolidated balance sheets. We recognized $6 million and $14 million as revenue during the three and six months ended June 30, 2022, respectively, and $5 million and $9 million for the three and six months ended June 30, 2021, respectively.

Revenues disaggregated by major source for our reportable segments for the three and six months ended June 30, 2022 and 2021 are as follows:

	Three Months Ended June 30, 2022				Six Months Ended June 30, 2022
	Networks	Renewables	Other (b)	Total	Networks	Renewables	Other (b)	Total
(Millions)
Regulated operations – electricity	$1,029	$—	$—	$1,029	$2,199	$—	$—	$2,199
Regulated operations – natural gas	350	—	—	350	1,071	—	—	1,071
Nonregulated operations – wind	—	277	—	277	—	497	—	497
Nonregulated operations – solar	—	9	—	9	—	16	—	16
Nonregulated operations – thermal	—	11	—	11	—	24	—	24
Other(a)	37	26	—	63	59	42	—	101
Revenue from contracts with customers	1,416	323	—	1,739	3,329	579	—	3,908
Leasing revenue	1	—	—	1	4	—	—	4
Derivative revenue	—	5	—	5	—	(58)	—	(58)
Alternative revenue programs	24	—	—	24	36	—	—	36
Other revenue	23	2	—	25	30	7	—	37
Total operating revenues	$1,464	$330	$—	$1,794	$3,399	$528	$—	$3,927

	Three Months Ended June 30, 2021				Six Months Ended June 30, 2021
	Networks	Renewables	Other (b)	Total	Networks	Renewables	Other (b)	Total
(Millions)
Regulated operations – electricity	$912	$—	$—	$912	$1,854	$—	$—	$1,854
Regulated operations – natural gas	256	—	—	256	820	—	—	820
Nonregulated operations – wind	—	243	—	243	—	614	—	614
Nonregulated operations – solar	—	7	—	7	—	11	—	11
Nonregulated operations – thermal	—	16	—	16	—	28	—	28
Other(a)	14	41	—	55	24	73	—	97
Revenue from contracts with customers	1,182	307	—	1,489	2,698	726	—	3,424
Leasing revenue	3	—	—	3	5	—	—	5
Derivative revenue	—	(63)	—	(63)	—	(94)	—	(94)
Alternative revenue programs	22	—	—	22	69	—	—	69
Other revenue	12	14	—	26	20	19	—	39
Total operating revenues	$1,219	$258	$—	$1,477	$2,792	$651	$—	$3,443
(a) Primarily includes certain intra-month trading activities, billing, collection and administrative charges, sundry billings and other miscellaneous revenue.
(b) Does not represent a segment. Includes Corporate and intersegment eliminations.
As of June 30, 2022 and December 31, 2021, accounts receivable balances related to contracts with customers were approximately $1,228 million and $1,220 million, respectively, including unbilled revenues of $315 million and $405 million, which are included in “Accounts receivable and unbilled revenues, net” on our condensed consolidated balance sheets.

As of June 30, 2022, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) were as follows:

As of June 30, 2022	2023	2024	2025	2026	2027	Thereafter	Total
(Millions)
Revenue expected to be recognized on multiyear retail energy sales contracts in place	$1	$1	$—	$—	$—	$—	$2
Revenue expected to be recognized on multiyear capacity and carbon-free energy sale contracts	60	14	12	10	7	60	163
Revenue expected to be recognized on multiyear renewable energy credit sale contracts	32	28	11	2	1	1	75
Total operating revenues	$93	$43	$23	$12	$8	$61	$240
As of June 30, 2022, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) for the remainder of 2022 was $39 million.
Note 5. Regulatory Assets and Liabilities
Pursuant to the requirements concerning accounting for regulated operations, our utilities capitalize, as regulatory assets, incurred and accrued costs that are probable of recovery in future electric and natural gas rates. We base our assessment of whether recovery is probable on the existence of regulatory orders that allow for recovery of certain costs over a specific period, or allow for reconciliation or deferral of certain costs. When costs are not treated in a specific regulatory order, we use regulatory precedent to determine if recovery is probable. Our operating utilities also record, as regulatory liabilities, obligations to refund previously collected revenue or to spend revenue collected from customers on future costs. The primary items that are not included in rate base or accruing carrying costs are regulatory assets for qualified pension and other postretirement benefits, which reflect unrecognized actuarial gains and losses; debt premium; environmental remediation costs, which are primarily the offset of accrued liabilities for future spending; unfunded future income taxes, which are the offset to the unfunded future deferred income tax liability recorded; asset retirement obligations; hedge losses; and contracts for differences. As of June 30, 2022, the total net amount of these items is approximately $888 million.
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
In accordance with Chapter 120 of MPUC Rules, on May 26, 2022, CMP filed a nonbinding notice of intent to file a distribution rate case on or after sixty days from the issuance of the letter. In the notice, CMP signaled its intent to propose a three-year rate plan, which includes a multi-year capital investment plan to fund investments needed to improve reliability and resiliency, as well as to continue to improve the customer experience and cost-effectively advance clean energy transformation. CMP’s notice estimated a revenue change in the range of $45 to $50 million in the first year of the rate plan followed by increases in the range of $25 to $30 million in the second year and $20 to $25 million in the third year. We cannot predict the outcome of this matter.
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
On May 26, 2022, NYSEG and RG&E filed for a new rate plan with the NYPSC. The rate filings are based on test year 2021 financial results adjusted to the rate year May 1, 2023 – April 30, 2024. Since these rate filings were submitted on May 26, 2022, the effective date of new rates, assuming an approximately 11-month suspension period, will be May 1, 2023. NYSEG and RG&E filed for a one-year rate plan but expressed interest in exploring a multi-year plan during the pendency of the case (as is the custom in New York). We cannot predict the outcome of these proceedings. In their filings, the following revenue changes were requested:

Requested Revenue Change
Utility	(Millions)
NYSEG Electric	$274
NYSEG Gas	$43
RG&E Electric	$94
RG&E Gas	$38
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
On June 24, 2022, BGC filed a Settlement Agreement with the Massachusetts Attorney General’s Office (AGO) for DPU approval. The Settlement Agreement followed BGC’s December 14, 2021 filing of a Notice of Intent to File Rate Schedules. Following that filing, BGC and the AGO negotiated the Settlement Agreement in lieu of a fully litigated rate case before the DPU. The Settlement Agreement allows for agreed-upon adjustments to BGC’s revenue requirement as well as various step increases BGC shall be entitled to on January 1, 2023 and January 1, 2024. The Settlement Agreement provides that it shall be void unless approved in its entirety by the DPU by November 1, 2022. It provides for the opportunity to increase BGC’s revenue requirement by as much as $5.6 million over current rates (reflective of a 9.7% ROE and a 54% equity ratio as well as other stepped adjustments) through January 1, 2024. The Settlement Agreement is now before the DPU for approval. We cannot predict the outcome of this proceeding.
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
Regulatory assets as of June 30, 2022 and December 31, 2021, respectively, consisted of:

	June 30,	December 31,
As of	2022	2021
(Millions)
Pension and other post-retirement benefits cost deferrals	$327	$545
Pension and other post-retirement benefits	63	95
Storm costs	548	448
Rate adjustment mechanism	56	68
Revenue decoupling mechanism	53	68
Transmission revenue reconciliation mechanism	13	15
Contracts for differences	64	73
Hardship programs	26	24
Plant decommissioning	1	2
Deferred purchased gas	9	52
Deferred transmission expense	12	13
Environmental remediation costs	254	256
Debt premium	68	71
Unamortized losses on reacquired debt	22	23
Unfunded future income taxes	462	424
Federal tax depreciation normalization adjustment	139	142
Asset retirement obligation	20	20
Deferred meter replacement costs	52	46
COVID-19 cost recovery and late payment surcharge	22	21
Low income arrears forgiveness	36	—
Other	269	241
Total regulatory assets	2,516	2,647
Less: current portion	363	400
Total non-current regulatory assets	$2,153	$2,247
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
“Unfunded future income taxes” represent unrecovered federal and state income taxes primarily resulting from regulatory flow through accounting treatment and are the offset to the unfunded future deferred income tax liability recorded. The income tax benefits or charges for certain plant related timing differences, such as removal costs, are immediately flowed through to, or collected from, customers. This amount is being amortized as the amounts related to temporary differences that give rise to the deferrals are recovered in rates. These amounts are being collected over a period of 46 years, and the NYPSC staff has initiated an audit, as required, of the unfunded future income taxes and other tax assets to verify the balances.
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
"COVID-19 cost recovery and late payment surcharge" represents: a) deferred COVID-19-related costs in the state of Connecticut based on the order issued by PURA on April 29, 2020, requiring utilities to track COVID-19-related expenses and lost revenue and create a regulatory asset, and b) deferred lost late payment revenue in the state of New York based on the order issued by the NYPSC on June 17, 2022, approving deferral and surcharge/sur-credit mechanism to recover/return deferred balances starting July 1, 2022.

“Low-income arrears forgiveness” represents deferred bill credits in the state of New York based on the order issued by the NYPSC on June 16, 2022, approving deferral of bill credits for low-income customers and recovery of regulatory asset from all customers over five years for RG&E and three years for NYSEG. Surcharge will start August 1, 2022.
“Other” includes post-term amortization deferrals and various items subject to reconciliation including hedge losses and deferred property tax.
Regulatory liabilities as of June 30, 2022 and December 31, 2021, respectively, consisted of:

	June 30,	December 31,
As of	2022	2021
(Millions)
Energy efficiency portfolio standard	$34	$45
Gas supply charge and deferred natural gas cost	28	7
Pension and other post-retirement benefits cost deferrals	69	73
Carrying costs on deferred income tax bonus depreciation	16	23
Carrying costs on deferred income tax - Mixed Services 263A	5	7
2017 Tax Act	1,286	1,327
Rate Change Levelization	86	99
Revenue decoupling mechanism	17	13
Accrued removal obligations	1,198	1,192
Asset sale gain account	—	2
Economic development	23	26
Positive benefit adjustment	19	22
Theoretical reserve flow thru impact	5	6
Deferred property tax	18	22
Net plant reconciliation	14	16
Debt rate reconciliation	43	49
Rate refund – FERC ROE proceeding	35	35
Transmission congestion contracts	27	23
Merger-related rate credits	11	12
Accumulated deferred investment tax credits	22	24
Asset retirement obligation	18	18
Earning sharing provisions	14	13
Middletown/Norwalk local transmission network service collections	17	17
Low income programs	25	25
Non-firm margin sharing credits	19	15
New York 2018 winter storm settlement	3	5
Hedge Gains	66	19
Other	301	194
Total regulatory liabilities	3,419	3,329
Less: current portion	447	307
Total non-current regulatory liabilities	$2,972	$3,022
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
“Merger-related rate credits” resulted from the acquisition of UIL. This is being used to moderate increases in rates. During both the three and six months ended June 30, 2022 and 2021, $0 and $1 million, respectively, of rate credits were applied against customer bills.
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
As of both June 30, 2022 and December 31, 2021 restricted cash was $3 million, and is included in "Other Assets" on our condensed consolidated balance sheets.

The financial instruments measured at fair value as of June 30, 2022 and December 31, 2021, respectively, consisted of:

As of June 30, 2022	Level 1	Level 2	Level 3	Netting	Total
(Millions)
Equity investments with readily determinable fair values	$32	$13	$—	$—	$45
Derivative assets
Derivative financial instruments - power	$78	$68	$119	$(123)	$142
Derivative financial instruments - gas	11	69	5	(72)	13
Contracts for differences	—	—	2	—	2
Derivative financial instruments - Other	—	69	1	—	70
Total	$89	$206	$127	$(195)	$227
Derivative liabilities
Derivative financial instruments - power	$(29)	$(186)	$(210)	$282	$(143)
Derivative financial instruments - gas	—	(52)	(2)	52	(2)
Contracts for differences	—	—	(66)	—	(66)
Derivative financial instruments - Other	—	(84)	—	—	(84)
Total	$(29)	$(322)	$(278)	$334	$(295)

As of December 31, 2021	Level 1	Level 2	Level 3	Netting	Total
(Millions)
Equity investments with readily determinable fair values	$45	$15	$—	$—	$60
Derivative assets
Derivative financial instruments - power	$31	$39	$85	$(78)	$77
Derivative financial instruments - gas	4	34	9	(32)	15
Contracts for differences	—	—	2	—	2
Derivative financial instruments - Other	—	—	—	—	—
Total	$35	$73	$96	$(110)	$94
Derivative liabilities
Derivative financial instruments - power	$(16)	$(137)	$(90)	$176	$(67)
Derivative financial instruments - gas	(1)	(22)	—	18	(5)
Contracts for differences	—	—	(75)	—	(75)
Derivative financial instruments - Other	—	(77)	—	—	(77)
Total	$(17)	$(236)	$(165)	$194	$(224)

The reconciliation of changes in the fair value of financial instruments based on Level 3 inputs for the three and six months ended June 30, 2022 and 2021, respectively, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2022	2021	2022	2021
Fair Value Beginning of Period,	$(124)	$1	$(69)	$13
Gains recognized in operating revenues	14	24	52	35
(Losses) recognized in operating revenues	(22)	(15)	(62)	(19)
Total gains recognized in operating revenues	(8)	9	(10)	16
Gains recognized in OCI	1	—	3	1
(Losses) recognized in OCI	(29)	(30)	(92)	(47)
Total (losses) recognized in OCI	(28)	(30)	(89)	(46)
Net change recognized in regulatory assets and liabilities	5	4	9	5
Purchases	—	(4)	(1)	(4)
Settlements	4	—	9	(4)
Fair Value as of June 30,	$(151)	$(20)	$(151)	$(20)
Gains for the period included in operating revenues attributable to the change in unrealized gains relating to financial instruments still held at the reporting date	$(8)	$9	$(10)	$16
Level 3 Fair Value Measurement
The table below illustrates the significant sources of unobservable inputs used in the fair value measurement of our Level 3 derivatives and the variability in prices for those transactions classified as Level 3 derivatives.

As of June 30, 2022
Index	Avg.	Max.	Min.
NYMEX ($/MMBtu)	$4.01	$9.40	$2.27
AECO ($/MMBtu)	$3.01	$10.80	$1.53
Ameren ($/MWh)	$44.42	$225.62	$18.01
COB ($/MWh)	$55.56	$236.05	$9.15
ComEd ($/MWh)	$40.30	$222.49	$14.98
ERCOT N hub ($/MWh)	$45.15	$272.25	$13.66
ERCOT S hub ($/MWh)	$43.67	$268.72	$13.88
Indiana hub ($/MWh)	$46.76	$230.14	$20.74
Mid C ($/MWh)	$52.39	$229.90	$5.15
Minn hub ($/MWh)	$39.47	$183.54	$15.23
NoIL hub ($/MWh)	$40.06	$222.18	$14.64
PJM W hub ($/MWh)	$46.46	$227.60	$17.78
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

Range at
Unobservable Input	June 30, 2022
Risk of non-performance	1.01% - 1.31%
Discount rate	2.85% - 2.88%
Forward pricing ($ per KW-month)	$2.00 - $3.80
Fair Value of Debt
As of June 30, 2022 and December 31, 2021, debt consisted of first mortgage bonds, unsecured pollution control notes and other various non-current debt securities. The estimated fair value of debt was $7,904 million and $9,155 million as of June 30, 2022 and December 31, 2021, respectively. The estimated fair value was determined, in most cases, by discounting the future cash flows at market interest rates. The interest rates used to make these calculations take into account the credit ratings of the borrowers in each case. All debt is considered Level 2 within the fair value hierarchy.
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
(a) Networks activities
The tables below present Networks' derivative positions as of June 30, 2022 and December 31, 2021, respectively, including those subject to master netting agreements and the location of the net derivative positions on our condensed consolidated balance sheets:

As of June 30, 2022	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$84	$6	$18	$4
Derivative liabilities	(18)	(5)	(33)	(62)
	66	1	(15)	(58)
Designated as hedging instruments
Derivative assets	1	—	—	—
Derivative liabilities	—	—	—	—
	1	—	—	—
Total derivatives before offset of cash collateral	67	1	(15)	(58)
Cash collateral receivable	—	—	—	6
Total derivatives as presented in the balance sheet	$67	$1	$(15)	$(52)

As of December 31, 2021	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$29	$7	$12	$4
Derivative liabilities	(12)	(4)	(27)	(64)
	17	3	(15)	(60)
Designated as hedging instruments
Derivative assets	—	—	—	—
Derivative liabilities	—	—	(1)	—
	—	—	(1)	—
Total derivatives before offset of cash collateral	17	3	(16)	(60)
Cash collateral receivable	—	—	—	—
Total derivatives as presented in the balance sheet	$17	$3	$(16)	$(60)
The net notional volumes of the outstanding derivative instruments associated with Networks' activities as of June 30, 2022 and December 31, 2021, respectively, consisted of:

	June 30,	December 31,
As of	2022	2021
(Millions)
Wholesale electricity purchase contracts (MWh)	5.2	5.7
Natural gas purchase contracts (Dth)	8.4	9.4
Fleet fuel purchase contracts (Gallons)	0.7	2.0
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

The amounts for electricity hedge contracts and natural gas hedge contracts recognized in regulatory liabilities and assets as of June 30, 2022 and December 31, 2021 and amounts reclassified from regulatory assets and liabilities into income for the three and six months ended June 30, 2022 and 2021 are as follows:

(Millions)	Loss or Gain Recognized in Regulatory Assets/Liabilities		Location of Loss (Gain) Reclassified from Regulatory Assets/Liabilities into Income	Loss (Gain) Reclassified from Regulatory Assets/Liabilities into Income
As of				Three Months Ended June 30,		Six Months Ended June 30,
June 30, 2022	Electricity	Natural Gas	2022	Electricity	Natural Gas	Electricity	Natural Gas
Regulatory assets	$6	$—	Purchased power, natural gas and fuel used	$(19)	$—	$(64)	$(9)
Regulatory liabilities	$(56)	$(10)
December 31, 2021			2021
Regulatory assets	$—	$—	Purchased power, natural gas and fuel used	$8	$—	$10	$(1)
Regulatory liabilities	$(16)	$(3)
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
PURA has determined that costs associated with these CfDs will be fully recoverable by UI and CL&P through electric rates, and UI has deferred recognition of costs (a regulatory asset) or obligations (a regulatory liability), including carrying costs. For those CfDs signed by CL&P, UI records its approximate 20% portion pursuant to the cost-sharing agreement noted above. As of June 30, 2022, UI has recorded a gross derivative asset of $2 million ($0 of which is related to UI’s portion of the CfD signed by CL&P), a regulatory asset of $64 million, a gross derivative liability of $66 million ($64 million of which is related to UI’s portion of the CfD signed by CL&P) and a regulatory liability of $0. As of December 31, 2021, UI had recorded a gross derivative asset of $2 million ($0 of which is related to UI’s portion of the CfD signed by CL&P), a regulatory asset of $73 million, a gross derivative liability of $75 million ($72 million of which is related to UI’s portion of the CfD signed by CL&P) and a regulatory liability of $0.
The unrealized gains and losses from fair value adjustments to these derivatives, which are recorded in regulatory assets, for the three and six months ended June 30, 2022 and 2021, respectively, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(Millions)
Derivative assets	$—	$—	$—	$—
Derivative liabilities	$5	$4	$9	$5

Derivatives designated as hedging instruments
The effect of derivatives in cash flow hedging relationships on Other Comprehensive Income (OCI) and income for the three and six months ended June 30, 2022 and 2021, respectively, consisted of:

Three Months Ended June 30,	Gain Recognized in OCI on Derivatives (a)	Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2022
Interest rate contracts	$—	Interest expense	$1	$79
Commodity contracts	—	Purchased power, natural gas and fuel used	(1)	440
Total	$—		$—
2021
Interest rate contracts	$—	Interest expense	$1	$75
Foreign currency exchange contracts	1		—
Total	$1		$1

Six Months Ended June 30,	Gain (Loss) Recognized in OCI on Derivatives (a)	Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2022
Interest rate contracts	$—	Interest expense	$2	$150
Commodity contracts	2	Purchased power, natural gas and fuel used	(2)	1,181
Total	$2		$—
2021
Interest rate contracts	$—	Interest expense	$2	$148
Commodity contracts	1	Purchased power, natural gas and fuel used	—	766
Foreign currency exchange contracts	(3)		—
Total	$(2)		$2
(a) Changes in accumulated OCI are reported on a pre-tax basis.
As of June 30, 2022 and December 31, 2021, the net loss in accumulated OCI related to previously settled forward starting swaps and accumulated amortization was $45 million and $47 million, respectively. For all the three and six months ended June 30, 2022 and 2021, Networks recorded net derivative losses related to discontinued cash flow hedges of $1 million and $2 million, respectively. Networks will amortize approximately $2 million of discontinued cash flow hedges for the remainder of 2022.
Unrealized gains of $1 million on hedge derivatives are reported in OCI because the forecasted transactions are considered to be probable as of June 30, 2022. Networks expects $1 million of those gains will be reclassified into earnings within the next twelve months. The maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted fleet fuel transactions is twelve months.
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
The net notional volumes of outstanding derivative instruments associated with Renewables' activities as of June 30, 2022 and December 31, 2021, respectively, consisted of:

	June 30,	December 31,
As of	2022	2021
(MWh/Dth in millions)
Wholesale electricity purchase contracts	3	4
Wholesale electricity sales contracts	9	10
Natural gas and other fuel purchase contracts	14	20
Financial power contracts	8	9
Basis swaps – purchases	28	30
The fair values of derivative contracts associated with Renewables' activities as of June 30, 2022 and December 31, 2021, respectively, consisted of:

	June 30,	December 31,
As of	2022	2021
(Millions)
Wholesale electricity purchase contracts	$90	$36
Wholesale electricity sales contracts	(160)	(77)
Natural gas and other fuel purchase contracts	1	6
Financial power contracts	14	35
Total	$(55)	$—
On May 27, 2021, Renewables entered into a forward interest rate swap, with a total notional amount of $935 million, to hedge the issuance of forecasted variable rate debt. The forward interest rate swap is designated and qualifies as a cash flow hedge. As part of the financial close of Vineyard Wind 1 described in Note 19, this hedge was novated to the lending institutions and the notional value changed to $956 million. As of June 30, 2022 and December 31, 2021, the fair value of the interest rate swap was $69 million and $(58) million, respectively, as a non-current asset and non-current liability. The gain or loss on the interest rate swap is reported as a component of accumulated OCI and will be reclassified into earnings in the period or periods during which the related interest expense on the debt is incurred.
The tables below present Renewables' derivative positions as of June 30, 2022 and December 31, 2021, respectively, including those subject to master netting agreements and the location of the net derivative position on our condensed consolidated balance sheets:

As of June 30, 2022	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$75	$73	$88	$16
Derivative liabilities	(26)	(35)	(106)	(21)
	49	38	(18)	(5)
Designated as hedging instruments
Derivative assets	4	70	2	4
Derivative liabilities	(2)	—	(141)	(120)
	2	70	(139)	(116)
Total derivatives before offset of cash collateral	51	108	(157)	(121)
Cash collateral receivable	—	—	71	62
Total derivatives as presented in the balance sheet	$51	$108	$(86)	$(59)

As of December 31, 2021	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$29	$70	$52	$9
Derivative liabilities	(11)	(14)	(65)	(11)
	18	56	(13)	(2)
Designated as hedging instruments
Derivative assets	—	—	5	6
Derivative liabilities	—	—	(67)	(142)
	—	—	(62)	(136)
Total derivatives before offset of cash collateral	18	56	(75)	(138)
Cash collateral receivable	—	—	27	57
Total derivatives as presented in the balance sheet	$18	$56	$(48)	$(81)
Derivatives not designated as hedging instruments
The effects of trading and non-trading derivatives associated with Renewables' activities for the three and six months ended June 30, 2022, consisted of:

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Trading	Non-trading	Total amount per income statement	Trading	Non-trading	Total amount per income statement
(Millions)
Operating Revenues
Wholesale electricity purchase contracts	$(8)	$(3)		$1	$—
Wholesale electricity sales contracts	7	30		6	(10)
Financial power contracts	—	(20)		(2)	(41)
Financial and natural gas contracts	1	4		—	(21)
Total gain (loss) included in operating revenues	$—	$11	$1,794	$5	$(72)	$3,927

Purchased power, natural gas and fuel used
Wholesale electricity purchase contracts	$—	$16		$—	$53
Financial power contracts	—	(2)		—	(1)
Financial and natural gas contracts	—	(16)		—	21
Total (loss) gain included in purchased power, natural gas and fuel used	$—	$(2)	$440	$—	$73	$1,181
Total Gain	$—	$9		$5	$1

The effects of trading and non-trading derivatives associated with Renewables' activities for the three and six months ended June 30, 2021, consisted of:

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Trading	Non-trading	Total amount per income statement	Trading	Non-trading	Total amount per income statement
(Millions)
Operating Revenues
Wholesale electricity purchase contracts	$7	$(1)		$14	$(1)
Wholesale electricity sales contracts	—	(20)		—	(37)
Financial power contracts	(4)	(40)		(9)	(56)
Financial and natural gas contracts	—	(13)		—	(17)
Total (loss) gain included in operating revenues	$3	$(74)	$1,477	$5	$(111)	$3,443

Purchased power, natural gas and fuel used
Wholesale electricity purchase contracts	$—	$27		$—	$37
Financial power contracts	—	5		—	6
Financial and natural gas contracts	—	19		—	23
Total gain included in purchased power, natural gas and fuel used	$—	$51	$265	$—	$66	$766
Total Gain (Loss)	$3	$(23)		$5	$(45)
Derivatives designated as hedging instruments
The effect of derivatives in cash flow hedging relationships on accumulated OCI and income for the three and six months ended June 30, 2022 and 2021, respectively, consisted of:

Three Months Ended June 30,	(Loss) Gain Recognized in OCI on Derivatives (a)	Location of (Gain) Reclassified from Accumulated OCI into Income	(Gain) Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2022
Interest rate contracts	71	Interest Expense	—	$79
Commodity contracts	(18)	Operating revenues	8	$1,794
Total	$53		$8
2021
Interest rate contracts	(32)	Interest Expense	—	$75
Commodity contracts	(64)	Operating revenues	(5)	$1,477
Total	$(96)		$(5)

Six Months Ended June 30,	(Loss) Gain Recognized in OCI on Derivatives (a)	Location of (Gain) Reclassified from Accumulated OCI into Income	(Gain) Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2022
Interest rate contracts	127	Interest Expense	—	$150
Commodity contracts	(130)	Operating revenues	19	$3,927
Total	$(3)		$19
2021
Interest rate contracts	(32)	Interest Expense	—	$148
Commodity contracts	(92)	Operating revenues	(6)	$3,443
Total	$(124)		$(6)
(a) Changes in OCI are reported on a pre-tax basis.
Amounts are reclassified from accumulated OCI into income in the period during which the transaction being hedged affects earnings or when it becomes probable that a forecasted transaction being hedged would not occur. Notwithstanding future changes in prices, approximately $134 million of losses included in accumulated OCI at June 30, 2022, are expected to be reclassified into earnings within the next twelve months. For all of the three and six months ended June 30, 2022 and 2021, we did not record any net derivative losses related to discontinued cash flow hedges.
(c) Interest rate contracts
AVANGRID uses financial derivative instruments from time to time to alter its fixed and floating rate debt balances or to hedge fixed rates in anticipation of future fixed rate issuances.
As of June 30, 2022 and December 31, 2021, the net loss in accumulated OCI related to previously settled interest rate contracts was $43 million and $48 million, respectively. For all the three and six months ended June 30, 2022 and 2021, we amortized into income $3 million and $5 million, respectively, of the loss related to settled interest rate contracts. We will amortize approximately $5 million of the net loss on the interest rate contracts for the remainder of 2022.
The effect of derivatives in cash flow hedging relationships on accumulated OCI for the three and six months ended June 30, 2022 and 2021, respectively, consisted of:

Three Months Ended June 30,	Gain Recognized in OCI on Derivatives (a)	Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2022
Interest rate contracts	$—	Interest expense	$3	$79
2021
Interest rate contracts	$—	Interest expense	$3	$75

Six Months Ended June 30,	(Loss) Recognized in OCI on Derivatives (a)	Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2022
Interest rate contracts	$—	Interest expense	$5	$150
2021
Interest rate contracts	$—	Interest expense	$5	$148
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

The effects on our consolidated financial statements as of and for the three and six months ended June 30, 2022 and 2021, respectively, are as follows:

	Fair value of hedge	Location of (Gain) Recognized in Income Statement	(Gain) Recognized in Income Statement		Total per Income Statement
(Millions)	As of June 30, 2022		Three Months Ended June 30, 2022	Six Months Ended June 30, 2022	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Current Liabilities	$(12)	Interest Expense	$—	$(2)	$79	$150
Non-current liabilities	$(70)

	Cumulative effect on hedged debt
Current debt	$12
Non-current debt	$70

	Fair value of hedge	Location of (Gain) Recognized in Income Statement	(Gain) Recognized in Income Statement		Total per Income Statement
(Millions)	As of December 31, 2021		Three Months Ended June 30, 2021	Six Months Ended June 30, 2021	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Current Liabilities	$—	Interest Expense	$—	$—	$75	$148
Non-current liabilities	$(19)

	Cumulative effect on hedged debt
Current debt	$—
Non-current debt	$19
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
The wholesale power supply agreements of UI contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit ratings on senior debt were to fall below investment grade. If such an event had occurred as of June 30, 2022, UI would have had to post an aggregate of approximately $14 million in collateral.
We have various master netting arrangements in the form of multiple contracts with various single counterparties that are subject to contractual agreements that provide for the net settlement of all contracts through a single payment. Those arrangements reduce our exposure to a counterparty in the event of a default on or termination of any single contract. For financial statement presentation purposes, we offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim or the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. As of June 30, 2022 and December 31, 2021, the amount of cash collateral under master netting arrangements that have not been offset against net derivative positions was $92 million and $67 million, respectively. Derivative instruments settlements and collateral payments are included throughout the “Changes in operating assets and liabilities” section of operating activities in our condensed consolidated statements of cash flows.
Certain of our derivative instruments contain provisions that require us to maintain an investment grade credit rating on our debt from each of the major credit rating agencies. If our debt were to fall below investment grade, we would be in violation of those provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit risk related contingent features that are in a liability position as of June 30, 2022 was $6 million, for which we have posted collateral.
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
CMP and UI reserved for refunds for Complaints I, II and III consistent with the FERC’s March 3, 2015 decision in Complaint I. Refunds were provided to customers for Complaint I. The CMP and UI total reserve associated with Complaints II and III is $27 million and $8 million, respectively, as of June 30, 2022, which has not changed since December 31, 2021, except for the accrual of carrying costs. If adopted as final by the FERC, the impact of the initial decision by the FERC administrative law judge would be an additional aggregate reserve for Complaints II and III of $17 million, which is based upon currently available information for these proceedings.
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
A hearing was held before a FERC administrative law judge in November and early December 2015. A preliminary proposed ruling by the administrative law judge was issued on April 12, 2016. The proposed ruling found no evidence that Renewables had engaged in any unlawful market conduct that would justify finding the Renewables power purchase agreements unjust and unreasonable. However, the proposed ruling did conclude that the price of the power purchase agreements imposed an excessive burden on customers in the amount of $259 million. Renewables position, as presented at hearings and agreed by the FERC trial staff, is that Renewables entered into bilateral power purchase contracts appropriately and complied with all applicable legal standards and requirements. The parties have submitted briefs on exceptions to the administrative law judge’s proposed ruling to the FERC. In April 2018, Renewables requested, based on the nearly two years of delay from the preliminary proposed ruling and the Supreme Court precedent, that the FERC issue a final decision expeditiously. On June 17, 2021, the FERC issued an Order Establishing Limited Remand remanding the case to the administrative law judge for additional detailed findings and legal analysis with respect to the impact of the conduct of one of the parties other than Renewables on their long-term contracts. The order did not address any of the other findings, including all of the findings with respect to Renewables, which remain pending. On July 9, 2021, Renewables filed a motion requesting that the FERC expeditiously issue a final decision with respect to the Renewables long-term contract rather than waiting for the administrative law judge’s ruling. On June 23, 2022, the administrative law judge issued additional findings and analysis to FERC with respect to the other party in the matter. These did not address any of the Renewables’ claims. The entire case has now been fully remanded to FERC. We cannot predict the outcome of this proceeding.
Guarantee Commitments to Third Parties
As of June 30, 2022, we had approximately $625 million of standby letters of credit, surety bonds, guarantees and indemnifications outstanding. We also provided a guaranty related to Renewables' commitment to contribute equity to Vineyard Wind as described in Note 19, which is in addition to the amounts above. These instruments provide financial assurance to the business and trading partners of AVANGRID, its subsidiaries and equity method investees in their normal course of business. The instruments only represent liabilities if AVANGRID or its subsidiaries fail to deliver on contractual obligations. We therefore believe it is unlikely that any material liabilities associated with these instruments will be incurred and, accordingly, as of June 30, 2022, neither we nor our subsidiaries have any liabilities recorded for these instruments.
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
We have recorded an estimated liability of $7 million related to ten of the twenty-six sites. We have paid remediation costs related to the remaining sixteen sites and do not expect to incur additional liabilities. Additionally, we have recorded an estimated liability of $10 million related to another twelve sites where we believe it is probable that we will incur remediation and/or monitoring costs, although we have not been notified that we are among the potentially responsible parties or that we are regulated under State Resource Conservation and Recovery Act programs. It is possible the ultimate cost to remediate these sites may be significantly more than the accrued amount. As of June 30, 2022, our estimate for costs to remediate these sites ranges from $15 million to $23 million. Factors affecting the estimated remediation amount include the remedial action plan selected, the extent of site contamination, and the allocation of the clean-up costs.
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
As of June 30, 2022, our estimate for all costs related to investigation and remediation of the fifty-three sites ranges from $165 million to $268 million. Our estimate could change materially based on facts and circumstances derived from site investigations, changes in required remedial actions, changes in technology relating to remedial alternatives and changes to current laws and regulations.
Certain of our Connecticut and Massachusetts regulated gas companies own or have previously owned properties where MGPs had historically operated. MGP operations have led to contamination of soil and groundwater with petroleum hydrocarbons, benzene and metals, among other things, at these properties, the regulation and cleanup of which is regulated by the federal Resource Conservation and Recovery Act as well as other federal and state statutes and regulations. Each of the companies has or had an ownership interest in one or more such properties contaminated as a result of MGP-related activities. Under the existing regulations, the cleanup of such sites requires state and at times, federal, regulators’ involvement and approval before cleanup can commence. In certain cases, such contamination has been evaluated, characterized and remediated. In other cases, the sites have been evaluated and characterized, but not yet remediated. Finally, at some of these sites, the scope of the contamination has not yet been fully characterized; as of June 30, 2022, no liability was recorded related to these sites and no amount of loss, if any, can be reasonably estimated at this time. In the past, the companies have received approval for the recovery of MGP-related remediation expenses from customers through rates and will seek recovery in rates for ongoing MGP-related remediation expenses for all of their MGP sites.
As of both June 30, 2022 and December 31, 2021, the liability associated with our MGP sites in Connecticut was $113 million, the remediation costs of which could be significant and will be subject to a review by PURA as to whether these costs are recoverable in rates.
As of June 30, 2022 and December 31, 2021, our total recorded liability to investigate and perform remediation at all known inactive MGP sites discussed above and other sites was $298 million and $303 million, respectively. We recorded a corresponding regulatory asset, net of insurance recoveries and the amount collected from FirstEnergy, as described below, because we expect to recover the net costs in rates. Our environmental liability accruals are recorded on an undiscounted basis and are expected to be paid through the year 2102.
FirstEnergy
NYSEG and RG&E each sued FirstEnergy under the Comprehensive Environmental Response, Compensation, and Liability Act to recover environmental cleanup costs at certain former MGP sites, which are included in the discussion above. In 2011, the District Court issued a decision and order in NYSEG’s favor, which was upheld on appeal, requiring FirstEnergy to pay NYSEG for past and future clean-up costs at the sixteen sites in dispute. In 2008, the District Court issued a decision and order in RG&E's favor requiring FirstEnergy to pay RG&E for past and future clean-up costs at the two MGP sites in dispute. FirstEnergy remains liable for a substantial share of clean up expenses at the MGP sites. Based on projections as of June 30, 2022, FirstEnergy’s share of clean-up costs owed to NYSEG & RG&E is estimated at approximately $13 million and $7 million, respectively. These amounts are being treated as contingent assets and have not been recorded as either a receivable or a decrease to the environmental provision. Any recovery will be flowed through to NYSEG and RG&E customers, as applicable.
English Station
In January 2012, Evergreen Power, LLC (Evergreen Power) and Asnat Realty LLC (Asnat), then owners of a former generation site on the Mill River in New Haven (English Station) that UI sold to Quinnipiac Energy in 2000, filed a lawsuit in federal district court in Connecticut related to environmental remediation at the English Station site. This proceeding was stayed in 2014 pending resolutions of other proceedings before the Connecticut Department of Energy and Environmental Protection (DEEP) concerning the English Station site. In December 2016, the court administratively closed the file without prejudice to reopen upon the filing of a motion to reopen by any party. This claim was dismissed with prejudice in April 2022 in connection with the settlement agreement between the parties on the below-referenced state claim.
In December 2013, Evergreen Power and Asnat filed a subsequent lawsuit related to the English Station site. On April 16, 2018, the plaintiffs filed a revised complaint alleging fraud and unjust enrichment against UIL and UI and adding former UIL officers as named defendants alleging fraud. On February 21, 2019, the court granted our Motion to Strike with respect to all counts except for the count against UI for unjust enrichment. The counts stricken include all counts against the individual defendants as well as against UIL. The plaintiffs appealed the court's decision to strike, which decision the Appeals Court affirmed on May 4, 2021. The plaintiffs filed a petition to appeal to the Connecticut Supreme Court, which was denied, leaving only the claim against UI for unjust enrichment. In April 2022, UI entered into a settlement agreement with Evergreen Power and Asnat settling the remaining claim and the lawsuit was withdrawn.
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
As of June 30, 2022 and December 31, 2021, the amount reserved related to English Station was $21 million and $22 million, respectively. Since inception, we have recorded $35 million to the reserve which has been offset with cash payments over time. We cannot predict the outcome of this matter.
Note 10. Post-retirement and Similar Obligations
We made no pension contributions for the three and six months ended June 30, 2022. We expect to make additional contributions of $23 million for the remainder of 2022.

The components of net periodic benefit cost for pension benefits for the three and six months ended June 30, 2022 and 2021, respectively, consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(Millions)
Service cost	$7	$10	$15	$20
Interest cost	(7)	22	17	44
Expected return on plan assets	(6)	(51)	(51)	(101)
Amortization of:
Prior service costs	—	1	1	1
Actuarial loss	11	24	29	59
Curtailment Charge	(25)	—	(23)	—
Net Periodic Benefit Cost	$(20)	$6	$(12)	$23
The components of net periodic benefit cost for postretirement benefits for the three and six months ended June 30, 2022 and 2021, respectively, consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(Millions)
Service cost	$—	$—	$1	$1
Interest cost	2	3	5	5
Expected return on plan assets	(1)	(1)	(3)	(3)
Amortization of:
Prior service costs	—	(1)	—	(3)
Actuarial loss	(1)	—	(2)	1
Net Periodic Benefit Cost	$—	$1	$1	$1
In March 2022 the AVANGRID board approved plan amendments to freeze pension benefit accruals and contribution credits for Networks non-union employees effective June 30, 2022. The balance sheet impact from these amendments was a reduction in pension liabilities and regulatory assets of approximately $200 million at June 30, 2022. The plan changes resulted in a curtailment charge credit of $23 million. Our expected rate of return on assets (EROA) was updated for certain plans based on our de-risking glide-path model. This approach reduces investment risk as the plan’s funded status improves, resulting in our weighted average EROA for 2022 declining from 6.3% used in the first quarter calculation of pension costs to 5.9%, which will be used for the remainder of the year.
Note 11. Equity
As of both June 30, 2022 and December 31, 2021, we had 112,543 shares of common stock held in trust and no convertible preferred shares outstanding. During both the three and six months ended June 30, 2022, we released 0 shares of common stock held in trust. During the three and six months ended June 30, 2021, we released 4,260 and 292,594 shares of common stock held in trust, respectively.
We maintain a repurchase agreement with J.P. Morgan Securities, LLC. (JPM), pursuant to which JPM will, from time to time, acquire, on behalf of AVANGRID, shares of common stock of AVANGRID. The purpose of the stock repurchase program is to allow AVANGRID to maintain Iberdrola's relative ownership percentage of approximately 81.5%. The stock repurchase program may be suspended or discontinued at any time upon notice. As of June 30, 2022, a total of 997,983 shares have been repurchased in the open market, all of which are included as AVANGRID treasury shares. The total cost of all repurchases, including commissions, was $47 million as of June 30, 2022.

Accumulated Other Comprehensive Loss
Accumulated Other Comprehensive Loss for the three and six months ended June 30, 2022 and 2021, respectively, consisted of:

	As of March 31,	Three Months Ended June 30,	As of June 30,	As of March 31,	Three Months Ended June 30,	As of June 30,
	2022	2022	2022	2021	2021	2021
(Millions)
Change in revaluation of defined benefit plans	$(10)	$—	$(10)	$(12)	$—	$(12)
(Loss) gain on nonqualified pension plans	(19)	—	(19)	(20)	—	(20)
Unrealized (loss) gain from equity method investment, net of income tax benefit of $(1) for 2022 and $(4) for 2021 (a)	6	(4)	2	—	(3)	(3)
Unrealized (loss) gain during period on derivatives qualifying as cash flow hedges, net of income tax expense (benefit) of $15 for 2022 and $(21) for 2021	(233)	39	(194)	(62)	(73)	(135)
Reclassification to net income of losses on cash flow hedges, net of income tax expense (benefit) expense of $2 for 2022 and $(3) for 2021 (b)	(21)	6	(15)	(43)	4	(39)
(Loss) Gain on derivatives qualifying as cash flow hedges	(254)	45	(209)	(105)	(69)	(174)
Accumulated Other Comprehensive Loss	$(277)	$41	$(236)	$(137)	$(72)	$(209)

	As of December 31,	Six Months Ended June 30,	As of June 30,	As of December 31,	Six Months Ended June 30,	As of June 30,
	2021	2022	2022	2020	2021	2021
(Millions)
Change in revaluation of defined benefit plans	$(10)	$—	$(10)	$(12)	$—	$(12)
(Loss) gain on nonqualified pension plans, net of income tax expense of $3 for 2022	(28)	9	(19)	(20)	—	(20)
Unrealized (loss) gain from equity method investment, net of income tax expense (benefit) of $4 for 2022 and $(4) for 2021 (a)	$(9)	$11	$2	$—	$(3)	$(3)
Unrealized loss during period on derivatives qualifying as cash flow hedges, net of income tax benefit of $0 for 2022 and $(26) for 2021	(194)	—	(194)	(35)	(100)	(135)
Reclassification to net income of losses on cash flow hedges, net of income tax expense (benefit) of $6 for 2022 and $(4) for 2021 (b)	(32)	17	(15)	(44)	5	(39)
(Loss) Gain on derivatives qualifying as cash flow hedges	(226)	17	(209)	(79)	(95)	(174)
Accumulated Other Comprehensive Loss	$(273)	$37	$(236)	$(111)	$(98)	$(209)
(a)    Foreign currency and interest rate contracts.
(b)    Reclassification is reflected in the operating expenses and interest expense, net of capitalization and line items in our condensed consolidated statements of income.
Note 12. Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to AVANGRID by the weighted-average number of shares of our common stock outstanding. During the three and six months ended June 30, 2022 and 2021, while we did have securities that were dilutive, these securities did not result in a change in our earnings per share calculations for the three months ended June 30, 2022, and the three and six months ended June 30, 2021. The dilutive securities, which consist of performance and restricted units, did result in a change in our earnings per share calculation for the six months ended June 30, 2022.

The calculations of basic and diluted earnings per share attributable to AVANGRID, for the three and six months ended June 30, 2022 and 2021, respectively, consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(Millions, except for number of shares and per share data)
Numerator:
Net income attributable to AVANGRID	$184	$98	$629	$432
Denominator:
Weighted average number of shares outstanding - basic	386,736,774	347,121,197	386,717,560	328,412,163
Weighted average number of shares outstanding - diluted	387,219,348	347,419,064	387,166,378	328,795,944
Earnings per share attributable to AVANGRID
Earnings Per Common Share, Basic	$0.48	$0.28	$1.63	$1.31
Earnings Per Common Share, Diluted	$0.48	$0.28	$1.62	$1.31
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
The chief operating decision maker evaluates segment performance based on segment adjusted net income defined as net income adjusted to exclude mark-to-market earnings from changes in the fair value of derivative instruments, costs incurred in connection with the COVID-19 pandemic and costs incurred related to the PNMR Merger.
Products and services are sold between reportable segments and affiliate companies at cost. Segment income, expense and assets presented in the accompanying tables include all intercompany transactions that are eliminated in our condensed consolidated financial statements. Refer to Note 4 - Revenue for more detailed information on revenue by segment.

Segment information as of and for the three and six months ended June 30, 2022, consisted of:

Three Months Ended June 30, 2022	Networks	Renewables	Other (a)	AVANGRID Consolidated
(Millions)
Revenue - external	$1,463	$330	$1	$1,794
Revenue - intersegment	1	—	(1)	—
Depreciation and amortization	164	106	1	271
Operating income (loss)	200	28	(7)	221
Earnings from equity method investments	2	4	—	6
Interest expense, net of capitalization	61	3	15	79
Income tax expense (benefit)	21	(20)	(5)	(4)
Adjusted net income	$129	$66	$(17)	$178

Six Months Ended June 30, 2022	Networks	Renewables	Other (a)	AVANGRID Consolidated
(Millions)
Revenue - external	$3,398	$528	$1	$3,927
Revenue - intersegment	1	—	(1)	—
Depreciation and amortization	325	206	1	532
Operating income (loss)	519	10	(6)	523
Earnings from equity method investments	5	254	—	259
Interest expense, net of capitalization	111	6	33	150
Income tax expense (benefit)	52	21	(9)	64
Adjusted net income	382	277	(32)	628
Capital expenditures	815	586	2	1,403
As of June 30, 2022
Property, plant and equipment	19,145	10,907	11	30,063
Equity method investments	155	276	—	431
Total assets	$26,485	$13,271	$(4)	$39,752
(a) Includes Corporate and intersegment eliminations.

Segment information for the three and six months ended June 30, 2021 and as of December 31, 2021, consisted of:

Three Months Ended June 30, 2021	Networks	Renewables	Other (a)	AVANGRID Consolidated
(Millions)
Revenue - external	$1,218	$258	$1	$1,477
Revenue - intersegment	1	—	(1)	—
Depreciation and amortization	149	100	1	250
Operating income (loss)	147	(16)	—	131
Earnings (losses) from equity method investments	5	(1)	—	4
Interest expense, net of capitalization	53	—	22	75
Income tax expense (benefit)	24	(21)	7	10
Adjusted net income	$108	$41	$(26)	$122

Six Months Ended June 30, 2021	Networks	Renewables	Other (a)	AVANGRID Consolidated
(Millions)
Revenue - external	$2,791	$651	$1	$3,443
Revenue - intersegment	1	—	(1)	—
Depreciation and amortization	305	191	1	497
Operating income	460	76	1	537
Earnings (losses) from equity method investments	7	(2)	—	5
Interest expense, net of capitalization	106	—	42	148
Income tax expense (benefit)	66	(30)	(12)	24
Adjusted net income	337	164	(25)	476
Capital expenditures	971	293	—	1,264
As of December 31, 2021
Property, plant and equipment	18,737	10,118	11	28,866
Equity method investments	148	412	—	560
Total assets	$26,126	$12,578	$800	$39,504
(a) Includes Corporate and intersegment eliminations.
Reconciliation of Adjusted Net Income to Net Income attributable to AVANGRID for the three and six months ended June 30, 2022 and 2021, respectively, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(Millions)
Adjusted Net Income Attributable to Avangrid, Inc.	$178	$122	$628	$476
Adjustments:
Mark-to-market earnings - Renewables (1)	8	(21)	5	(41)
Impact of COVID-19 (2)	1	(9)	(1)	(15)
Merger costs (3)	(2)	(3)	(2)	(4)
Income tax impact of adjustments	(2)	9	(1)	16
Net Income Attributable to Avangrid, Inc.	$184	$98	$629	$432
(1)Mark-to-market earnings relates to earnings impacts from changes in the fair value of Renewables' derivative instruments associated with electricity and natural gas.
(2) Represents costs incurred in connection with the COVID-19 pandemic, mainly related to bad debt provisions.
(3) Pre-merger costs incurred.

Note 14. Related Party Transactions
We engage in related party transactions that are generally billed at cost and in accordance with applicable state and federal commission regulations.
Related party transactions for the three and six months ended June 30, 2022 and 2021, respectively, consisted of:

Three Months Ended June 30,	2022		2021
(Millions)	Sales To	Purchases From	Sales To	Purchases From
Iberdrola, S.A.	$—	$(10)	$—	$(14)
Iberdrola Renovables Energía, S.L.	$—	$(3)	$—	$(3)
Iberdrola Financiación, S.A.	$—	$(2)	$—	$(1)
Vineyard Wind	$1	$—	$4	$—
Iberdrola Solutions	$—	$—	$1	$(1)
Other	$—	$—	$—	$—

Six Months Ended June 30,	2022		2021
(Millions)	Sales To	Purchases From	Sales To	Purchases From
Iberdrola, S.A.	$—	$(22)	$—	$(27)
Iberdrola Renovables Energía, S.L.	$—	$(5)	$—	$(5)
Iberdrola Financiación, S.A.	$—	$(5)	$—	$(3)
Vineyard Wind	$3	$—	$8	$—
Iberdrola Solutions	$—	$—	$8	$(39)
Other	$—	$(1)	$1	$(1)
Related party balances as of June 30, 2022 and December 31, 2021, respectively, consisted of:

As of	June 30, 2022		December 31, 2021
(Millions)	Owed By	Owed To	Owed By	Owed To
Iberdrola	$—	$(19)	$3	$(43)
Iberdrola Financiación, S.A.	$—	$(4)	$—	$(9)
Vineyard Wind	$2	$(8)	$8	$(8)
Iberdrola Solutions	$—	$(1)	$—	$(2)
Other	$—	$(6)	$—	$(1)
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
We have a bi-lateral demand note agreement with Iberdrola Solutions, LLC, which had notes payable balance of $1 million and $2 million, respectively, as of June 30, 2022 and December 31, 2021. Renewables also has financial forward power contracts with Iberdrola Solutions to hedge Renewables' merchant wind exposure in Texas.
There have been no guarantees provided or received for any related party receivables or payables. These balances are unsecured and are typically settled in cash. Interest is not charged on regular business transactions but is charged on outstanding loan balances. There have been no impairments or provisions made against any affiliated balances.
AVANGRID optimizes its liquidity position as part of the Iberdrola Group and is a party to a liquidity agreement with a financial institution, along with certain members of the Iberdrola Group. Cash surpluses remaining after meeting the liquidity requirements of AVANGRID and its subsidiaries may be deposited at the financial institution. Deposits, or credit balances, serve as collateral against the debit balances of other parties to the liquidity agreement. The balance at both June 30, 2022 and December 31, 2021, was $0.
AVANGRID has a credit facility with Iberdrola Financiacion, S.A.U., a company of the Iberdrola Group. The facility has a limit of $500 million and matures on June 18, 2023. AVANGRID pays a facility fee of 10.5 basis points annually on the facility. As of June 30, 2022 and December 31, 2021, there was no outstanding amount under this credit facility.

See Note 19 - Equity Method Investments for more information on Vineyard Wind, LLC (Vineyard Wind).
Note 15. Other Financial Statement Items
Accounts receivable and unbilled revenue, net
Accounts receivable and unbilled revenues, net as of June 30, 2022 and December 31, 2021 consisted of:

As of	June 30, 2022	December 31, 2021
(Millions)
Trade receivables and unbilled revenues	$1,461	$1,420
Allowance for credit losses	(142)	(151)
Accounts receivable and unbilled revenues, net	$1,319	$1,269
The change in the allowance for credit losses for the three and six months ended June 30, 2022 and 2021 consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2022	2021	2022	2021
As of Beginning of Period,	$153	$135	$151	$108
Current period provision	3	26	23	65
Write-off as uncollectible	(14)	(11)	(32)	(23)
As of June 30,	$142	$150	$142	$150
The Deferred Payment Arrangements (DPA) receivable balance was $131 million and $108 million at June 30, 2022 and December 31, 2021, respectively. The allowance for credit losses for DPAs at June 30, 2022 and December 31, 2021 was $82 million and $68 million respectively. Furthermore, the change in the allowance for credit losses associated with the DPAs for the three and six months ended June 30, 2022 was $12 million and $15 million, respectively, and for the three and six months ended June 30, 2021, was $9 million and $14 million, respectively.
Prepayments and other current assets
Included in prepayments and other current assets are $50 million and $95 million of prepaid other taxes as of June 30, 2022 and December 31, 2021, respectively.
Property, plant and equipment and intangible assets
The accumulated depreciation and amortization as of June 30, 2022 and December 31, 2021, respectively, were as follows:

	June 30,	December 31,
As of	2022	2021
(Millions)
Property, plant and equipment
Accumulated depreciation	$11,071	$10,589
Intangible assets
Accumulated amortization	$325	$317
As of June 30, 2022 and 2021, accrued liabilities for property, plant and equipment additions were $175 million and $296 million, respectively.
In November 2021, Maine voters approved, by virtue of a referendum, L.D. 1295 (I.B. 1) (130th Legis. 2021), , “An Act To Require Legislative Approval of Certain Transmission Lines, Require Legislative Approval of Certain Transmission Lines and Facilities and Other Projects on Public Reserved Lands and Prohibit the Construction of Certain Transmission Lines in the Upper Kennebec Region”(the “Initiative”), which prohibits the construction of the NECEC project. Subsequently, Networks and NECEC Transmission LLC filed a lawsuit challenging the constitutionality of the Initiative and requested injunctive relief preventing retroactive enforcement of the Initiative to the NECEC project, including a preliminary injunction preventing retroactive enforcement during the pendency of the lawsuit. At December 31, 2021, an indicator of impairment was identified and we performed a test of recoverability using estimated undiscounted expected project cash flows and compared to our estimated project costs and determined no impairment loss was required. In May 2022, oral arguments related to the preliminary injunction were heard before the Law Court and the decision is pending. These events occurring in 2022 did not require an updated review of recoverability at June 30, 2022, due to the lack of substantive developments with the outstanding lawsuits and the NECEC project status, and no impairment loss was recorded. The outcome of these ongoing legal proceedings could have an adverse effect on the success of the NECEC project indicating that the carrying amount may not be recoverable.

We cannot predict the outcome of these proceedings and the results of such evaluation, if any. As of June 30, 2022 and December 31, 2021, we have capitalized approximately $575 million and $546 million, respectively, for the NECEC project.
Debt
Long-term debt issuance
On January 31, 2022, UI issued $150 million aggregate principal amount of unsecured notes maturing in 2032 at a fixed interest rate of 2.25%.
On April 6, 2022, NYSEG issued $67 million aggregate principal amount of Pollution Control Bonds maturing in 2028. The bonds bear a 4.00% fixed coupon and were priced at 104.15% to yield 3.3%.
Supplier Financing Arrangements
We operate a supplier financing arrangement. We arranged for the extension of payment terms with some suppliers, which could elect to be paid by a financial institution earlier than maturity under supplier financing arrangements. Due to the interest cost associated with these arrangements, the balances are classified as "Notes payable" on our consolidated balance sheets. The balance relates to capital expenditures and, therefore, is treated as non-cash activity, and is reported under financing activity of the consolidated statement of cash flows when the balance is paid. As of June 30, 2022 and December 31, 2021, the amount of notes payable under supplier financing arrangements was $94 million and $161 million, respectively. As of June 30, 2022 and December 31, 2021, the weighted average interest rate on the balance was 3.46% and 0.82%, respectively.
Other current liabilities
Included in other current liabilities are $212 million and $204 million of advances received as of June 30, 2022 and December 31, 2021, respectively.
Note 16. Income Tax Expense
The effective tax rates, inclusive of federal and state income tax, for the three and six months ended June 30, 2022, were (2.5)% and 9.8%, respectively. The effective tax rates for the three and six months ended June 30, 2022, are below the federal statutory tax rate of 21%, primarily due to the recognition of production tax credits associated with wind production, the effect of the excess deferred tax amortization resulting from the Tax Act and the equity component of allowance for funds used during construction, partially offset by the tax on gain from the offshore joint venture restructuring transaction (see Note 19 for further details on the transaction).
The effective tax rates, inclusive of federal and state income tax, for the three and six months ended June 30, 2021, were 10.6% and 5.6%, respectively. The effective tax rates for the three and six months ended June 30, 2021 are below the federal statutory tax rate of 21%, primarily due to the recognition of production tax credits associated with wind production and the effect of the excess deferred tax amortization resulting from the Tax Act.
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
During the six month ended June 30, 2022, 88,718 additional PSUs were granted to certain officers and employees of AVANGRID. The PSUs will vest upon achievement of certain performance and market-based metrics for the 2021 to 2022 performance period and will be payable in three equal installments, net of applicable taxes, in 2023, 2024 and 2025. The fair value of the PSUs on the grant date was $36.22 per share. The fair value of the PSUs was determined using valuation techniques to forecast possible future stock prices, applying a weighted average historical stock price volatility of AVANGRID and industry companies, a risk-free rate of interest that is equal, as of the grant date, to the yield of the zero-coupon U.S. Treasury bill and a reduction for the respective dividend yield calculated based on the most recently quarterly dividend payment and the stock price as of the grant date.

Restricted Stock Units
In January 2022, 17,500 RSUs were granted to an officer of AVANGRID with immediate vesting. The fair value on the grant date was determined based on a price of $48.16 per share. The RSU grant was settled, net of applicable taxes, by issuing 9,390 shares of common stock.
In June 2022, 25,000 RSUs were granted to an officer of AVANGRID. The RSUs vest in two equal installments in 2023 and 2024, provided that the grantee remains continuously employed with AVANGRID through the applicable vesting dates. The fair value on the grant date was determined based on a price of $47.64 per share.
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
As of June 30, 2022 and December 31, 2021, the total liability was $0 and $2 million, respectively, which is included in other current liabilities.
The total stock-based compensation expense, which is included in "Operations and maintenance" in our condensed consolidated statements of income, for the three and six months ended June 30, 2022 was $3 and $8 million, respectively, and for the three and six months ended June 30, 2021 was $5 million and $9 million, respectively.
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
On April 29, 2022, we closed on a TEF agreement, receiving $14 million from a tax equity investor related to the Lund Hill solar farm that reached partial mechanical completion on the same date. A further investment from our investor is expected shortly after the project’s commercial operations in the amount of $58 million, expected in August. Lund Hill is owned by Solis Power I, LLC (Solis I).
In June 2022 we received an additional $109 million from a tax equity investor for the addition of Montague solar and Golden Hill wind farms under Aeolus Wind Power VIII, LLC (Aeolus VIII).
The assets and liabilities of the VIEs totaled approximately $2,799 million and $166 million, respectively, at June 30, 2022. As of December 31, 2021, the assets and liabilities of VIEs totaled approximately $2,039 million and $119 million, respectively. At June 30, 2022 and December 31, 2021, the assets and liabilities of the VIEs consisted primarily of property, plant and equipment.
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
At June 30, 2022, El Cabo Wind, LLC (El Cabo), Patriot Wind Farm LLC (Patriot), Aeolus Wind Power VII, LLC (Aeolus VII), Aeolus VIII, and Solis I are our consolidated VIEs.
Our El Cabo, Patriot, Aeolus VII, Aeolus VIII, and Solis I interests are not subject to any rights of investors that may restrict our ability to access or use the assets or to settle any existing liabilities associated with the interests.
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
Vineyard Wind 1 Pledgor LLC is considered a VIE because it cannot finance its activities without additional support from its owners or third parties. Renewables is not the primary beneficiary of the entity since it does not have a controlling financial interest, and therefore we do not consolidate this entity. As of June 30, 2022 and December 31, 2021, the carrying amount of Renewables' investments in Vineyard Wind LLC and Vineyard Wind 1 Pledgor LLC was $10 million and $141 million, respectively.
Note 20. Subsequent Event
On July 20, 2022, the board of directors of AVANGRID declared a quarterly dividend of $0.44 per share on its common stock. This dividend is payable on October 3, 2022 to shareholders of record at the close of business on September 2, 2022.

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
AVANGRID has approximately $40 billion in assets and operations in 24 states concentrated in our two primary lines of business - Avangrid Networks and Avangrid Renewables. Avangrid Networks owns eight electric and natural gas utilities, serving approximately 3.3 million customers in New York and New England. Avangrid Renewables owns and operates 9.0 gigawatts of electricity capacity, primarily through wind and solar power, with a presence in 22 states across the United States. AVANGRID supports the achievement of the Sustainable Development Goals approved by the member states of the United Nations, was named among the World’s Most Ethical companies in 2022 for the fourth consecutive year by the Ethisphere Institute and is listed by Forbes and Just Capital as one of the 2022 Just 100, an annual ranking of the most just U.S. public companies. AVANGRID employs approximately 7,300 people. Iberdrola S.A., or Iberdrola, a corporation (sociedad anónima) organized under the laws of the Kingdom of Spain, a worldwide leader in the energy industry, directly owns 81.6% of the outstanding shares of AVANGRID common stock. The remaining outstanding shares are owned by various shareholders with approximately 18.4% of AVANGRID's outstanding shares publicly-traded on the New York Stock Exchange (NYSE). AVANGRID's primary businesses are described below.
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
Through Networks, we own electric distribution, transmission and generation companies and natural gas distribution, transportation and sales companies in New York, Maine, Connecticut and Massachusetts, delivering electricity to approximately 2.3 million electric utility customers and delivering natural gas to approximately 1.0 million natural gas utility customers as of June 30, 2022.
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

Renewables has a combined wind, solar and thermal installed capacity of 9,016 megawatts, or MW, as of June 30, 2022, including Renewables’ share of joint projects, of which 8,007 MW was installed wind capacity. Renewables targets to contract or hedge 85% to 95% of its capacity under long-term PPAs and hedges to limit market volatility. As of June 30, 2022, approximately 74% of the capacity was contracted with PPAs for an average period of approximately 10 years and an additional 14% of production was hedged. AVANGRID is one of the three largest wind operators in the United States based on installed capacity as of June 30, 2022, Renewables strives to lead the transformation of the U.S. energy industry to a sustainable, competitive, clean energy future. Renewables installed capacity includes 66 wind farms and four solar facilities in 21 states across the United States.
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
In connection with the Texas Weather Event, a number of plaintiffs have filed multiple cases against generators and natural gas suppliers, including certain Avangrid Renewables entities in Texas, alleging liability for injuries and damages arising from the event under a variety of legal theories. The plaintiffs have amended many of their petitions within the multidistrict litigation, and more than 100 of the cases now name Avangrid Renewables entities among the defendants. Four of the consolidated cases have been designated as “bellwether” cases and are proceeding to resolve certain common issues of fact and law. In May 2022, the Avangrid Renewables entities were part of a broader motion to dismiss by all generators in the bellwether cases in which they were named. We cannot predict the outcome of these matters.
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
On February 12, 2021, the shareholders of PNMR approved the proposed Merger. As of November 1, the Merger had obtained all regulatory approvals other than from the NMPRC. On November 1, 2021, after public hearing and briefing on the matter, the hearing examiner in the Merger proceeding at the NMPRC issued an unfavorable recommendation related to the amended stipulated agreement entered into by PNMR, AVANGRID and several interveners in the NMPRC proceeding with respect to consideration of the joint Merger application in June 2021. On December 8, 2021, the NMPRC issued an order rejecting the amended stipulated agreement. On January 3, 2022, AVANGRID and PNMR filed a notice of appeal of the December 8, 2021 decision of the NMPRC with the New Mexico Supreme Court. The Statement of Issues was filed on February 2, 2022 and the Brief in Chief was filed on April 7, 2022. On June 14, 2022, the NMPRC filed its Answer Brief. On

June 13, 2022, New Energy Economy, an intervener in the Merger proceeding, filed its Answer Brief. AVANGRID's Reply Brief is due on August 5, 2022 (pending any additional extensions granted to the parties). On February 24, 2022, the FCC granted an extension to its approval to transfer operating licenses in connection with the Merger.
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
AVANGRID is monitoring the Department of Commerce's, or DOC, anti-circumvention petition alleging that solar panels and cells shipped from Vietnam, Thailand, Malaysia and Cambodia have circumvented tariffs imposed on Chinese solar panels and cells. The petition calls for anti-dumping and countervailing duties to be applied to solar panels and cells and could be retroactive to the filing date. In June 2022, President Joe Biden's Administration announced a 24-month tariff exemption on any potential tariff resulting from the anti-circumvention investigation. Renewables is taking steps intended to mitigate potential risks to their solar project development portfolio. To date, there has been no material impact on Renewables' operations or financial performance as a result of this investigation. Despite the 24-month tariff exemption, there is uncertainty around the final resolution by the DOC and related long-term effects to the solar panel supply chain and we currently cannot predict if there will be materially adverse impacts to our business, results of operations or financial condition.
AVANGRID is also monitoring the Coast Guard Authorization Act of 2022 that was passed by the United States House of Representatives in March 2022 and the National Defense Authorization Act that was passed by the United States House of Representatives in mid-July. If enacted, the bills may only allow foreign vessels to operate on the Outer Continental Shelf if they have (a) a U.S. crew or (b) the crew of the nation of which the vessel is from. If passed, the legislation could affect expected timelines and returns on approved projects. To date, there has been no material impact on Renewables' operations or financial performance as a result of these bills; however, given the uncertainty of resolution of the final legislation and the related effects to our offshore projects, we currently cannot predict if there will be materially adverse impacts to our business, results of operations or financial condition.
There are a limited number of turbine suppliers in the market. Renewables’ largest turbine suppliers, Siemens-Gamesa and GE Wind, are engaged in an intellectual property dispute with respect to certain offshore wind turbines. To date, there has been no material impact on Renewables' operations or turbine procurement; however, we are monitoring this dispute and we cannot predict if there will be materially adverse impacts to our business, results of operations or financial condition.
Summary of Results of Operations
Our operating revenues increased by 21%, from $1,477 million for the three months ended June 30, 2021 to $1,794 million for the three months ended June 30, 2022.
Networks business revenues increased mainly due to rate increases in New York effective December 1, 2020. Renewables revenues increased mainly due to favorable mark to market, or MtM, changes on energy derivative transactions entered into for economic hedging purposes and higher curtailment payments.
Net income attributable to AVANGRID increased by 88% from $98 million for the three months ended June 30, 2021 to $184 million for the three months ended June 30, 2022, primarily due to higher Networks revenues from the New York rate case activity.
Adjusted net income (a non-GAAP financial measure) increased by 46% from $122 million for the three months ended June 30, 2021 to $178 million for the three months ended June 30, 2022. The increase is primarily due to a $26 million increase in Renewables driven primarily by favorable production, including new assets in service and curtailment payments, and favorable impacts from our tax equity partnerships in the current period, a $21 million increase in Networks driven primarily by new rate case activity in New York which was approved November 19, 2020, an $11 million impact from the arrearages order in New York, and $9 million decrease in Corporate mainly driven by favorable tax expense in the period.
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
Power Tax Audits
Previously, CMP, NYSEG and RG&E implemented Power Tax software to track and measure their respective deferred tax amounts. In connection with this change, we identified historical updates needed with deferred taxes recognized by CMP, NYSEG and RG&E and increased our deferred tax liabilities, with a corresponding increase to regulatory assets, to reflect the updated amounts calculated by the Power Tax software. Since 2015, the NYPSC and MPUC accepted certain adjustments to deferred taxes and associated regulatory assets for this item in recent distribution rate cases, resulting in regulatory asset balances of approximately $139 million and $142 million, respectively, for this item at June 30, 2022 and December 31, 2021.
CMP began recovering its regulatory asset in 2020. In 2017, the NYPSC commenced an audit of the power tax regulatory assets. On January 11, 2018, the NYPSC issued an order opening an operations audit on NYSEG and RG&E and certain other New York utilities regarding tax accounting. NYSEG and RG&E received the auditors confidential draft report in May 2022 and are responding to the report’s factual accuracy. NYSEG and RG&E expect the final report to be issued in 2023 and cannot predict the outcome of the final report.
New England Clean Energy Connect
The NECEC project requires certain permits, including environmental, from multiple state and federal agencies and a presidential permit from the U.S. Department of Energy, or DOE, authorizing the construction, operation, maintenance and connection of facilities for the transmission of electric energy at the international border between the United States and Canada. On January 8, 2020, the Maine Land Use Planning Commission, or LUPC, granted the LUPC Certification for the NECEC. The Maine Department of Environmental Protection, or MDEP, granted Site Location of Development Act, Natural Resources Protection Act, and Water Quality Certification permits for the NECEC by an Order dated May 11, 2020. The MDEP Order was appealed by certain intervenors. On July 21, 2022, the Maine Board of Environmental Protection, or BEP, denied the appeals of the MDEP Order, as well as the appeal of MDEP’s December 4, 2020 Order approving the transfer of the permits for the project to NECEC Transmission LLC. In addition, certain intervenors have appealed MDEP’s May 7, 2021 Order approving certain minor revisions. This appeal remains pending before the BEP. We cannot predict the outcome of these proceedings.
On November 6, 2020, the project received the required approvals from the U.S. Army Corps of Engineers, or Army Corps, pursuant to Section 10 of the Rivers and Harbor Act of 1899 and Section 404 of the Clean Water Act. A complaint for declaratory and injunctive relief asking the court to, among other things, vacate or remand the Section 404 Clean Water Act permit for the NECEC project filed by three environmental groups is currently pending before the District Court in Maine.
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
On December 16, 2021, the Maine Business & Consumer Court denied Networks and NECEC Transmission LLC’s request for a preliminary injunction temporarily precluding application of the Initiative to the NECEC transmission project. The Initiative took effect on December 19, 2021. On December 22, 2021, Networks and NECEC Transmission LLC moved that the Business & Consumer Court report its decision to the Maine Law Court for an interlocutory appeal under the applicable rule of appellate procedure. On December 28, 2021, the Business & Consumer Court granted this motion, thereby sending its decision to the Law Court for review. Briefing on the report is complete and oral argument before the Law Court took place on May 10, 2022. We cannot predict the outcome of these proceedings.

At the municipal level, twenty-one towns have granted municipal approvals to date.
Construction of the NECEC project started in January 2021 and was halted in November 2021. Construction remains stopped pending a decision by the Maine Law Court on the report of the Business & Consumer Court decision that denied Networks and NECEC Transmission LLC’s request for preliminary injunction preventing enforcement of the Initiative against the NECEC project during the pendency of the challenge against the Initiative. NECEC Transmission LLC has communicated to the counterparties to its agreements, including, without limitation, vendors, suppliers and TSA parties, the suspension of the MDEP permit, the Initiative and the status of the pending challenge. There are potentially adverse implications arising out of the suspension of the MDEP permit, the Initiative and the pending challenge, which may have negative impacts on the NECEC project, including impacts related to increased project construction costs and a decrease in expected returns. We cannot predict the outcome of the pending challenge against the Initiative. The company estimates a commercial operation date in December 2024, assuming construction activities resume in 2022. As of June 30, 2022, we have capitalized approximately $575 million for the NECEC project. The outcome of these ongoing legal proceedings could have an adverse effect on the success of the NECEC project indicating that the carrying amount may not be recoverable. We cannot predict the outcome of these proceedings and the results of such evaluation, if any.
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
Connecticut Energy Legislation
On October 7, 2020, the Governor of Connecticut signed into law an energy bill that, among other things, instructs PURA to revise the rate-making structure in Connecticut to adopt performance-based rates for each electric distribution company, increases the maximum civil penalties assessable for failures in emergency preparedness, and provides certain penalties and reimbursements to customers after storm outages greater than 96 hours, and extends rate case timelines.
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
Also, pursuant to the legislation, PURA opened a docket to consider the implementation of the associated customer compensation and reimbursement provisions in emergency events where customers were without power for more than 96 consecutive hours. On June 30, 2021, PURA issued a final decision implementing the legislative mandate to create a program pursuant to which residential customers will receive $25 for each day without power after 96 hours and also receive reimbursement of $250 for spoiled food and medicine. The decision emphasizes that no costs incurred in connection with this program are recoverable from customers.

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
CMP Generator Interconnection Investigation
On February 10, 2021, two solar developer associations petitioned the MPUC to open an investigation into CMP’s generator interconnection practices and the estimates CMP provided to developers related to expected interconnection costs. On April 6, 2021, the MPUC issued a Notice of Formal Investigation related to the prudency and reasonableness of CMP’s actions with respect to the interconnection of generation to its distribution system. The Hearing Examiners in the matter have issued a procedural order setting a discovery schedule, CMP has responded to data requests and a technical conference has been conducted. On September 21, 2021, the MPUC staff issued a Bench Memorandum providing the staff’s assessment (i) whether CMP has followed a course of conduct that a capably managed utility would have followed in light of existing and reasonably knowable circumstances and (ii) if not, what steps should be taken, including penalties and changes to ensure that CMP acts reasonably on a forward going basis. In the Bench Memorandum, staff found that CMP’s conduct, and related management actions and inactions, raise significant issues regarding prudency. Specifically, staff found that CMP did not adequately prepare for the large volume of generator interconnection applications that resulted from “An Act To Promote Solar Energy Projects and Distributed Generation Resources in Maine”, enacted by the Maine legislature in 2019. MPUC staff recommends that the MPUC require that CMP to file a detailed plan to better integrate planning across relevant departments in the generator interconnection process with the MPUC. CMP’s response to the Bench Memorandum was filed on October 12, 2021. On January 11, 2022, an uncontested Stipulation settling this matter and two other dockets was filed with the MPUC. All but two parties to the three proceedings joined the Stipulation and the two non-signatory parties do not oppose the Stipulation. In the Stipulation, among other things, the Stipulating Parties agree to support resolution of all issues, that CMP shall pay $150,000 to be used to support a facilitator for the MPUC’s DG Interconnection Working Group for a period of two years and $550,000 to fund up to six contracted analyst resources to support the interconnection process for a period of two years. Also, CMP has agreed to meet certain published cluster study timelines subject to qualifications set forth in the Stipulation. On March 22, 2022, the MPUC approved the Stipulation.
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
In February 2022, a bill, L.D. 1959, An Act To Ensure Transmission and Distribution Utility Accountability was introduced in the Maine Legislature. The bill provides additional Maine PUC requirements on Maine large electric utilities, including CMP, to ensure customer service and reliability. The bill imposes penalties for poor performance, adds more protection for whistleblowers who report illegal or improper behavior by a utility, authorizes the PUC to audit utilities’ financial information, requires utilities to submit regular plans to address the impact of climate change on their infrastructure, and initiates a proceeding for divestiture subject to constitutional protections due process and just compensation should the large electric utilities fail to meet to be determined standards. The bill, as amended, passed the Maine Legislature in April 2022 and became law.
Late Payment Charge Order
Due to the COVID-19 pandemic, the State of New York previously issued an executive order on March 20, 2020 which, among other items, resulted in the suspension of recovery of unbilled fees, including late payment fees and other fees associated with customer non-payment including, but not limited to, connection fees and reconnection fees. On June 17, 2022, the NYPSC issued an order authorizing NYSEG and RG&E to establish a surcharge to recover unbilled fees for Rate Year One and a surcharge/surcredit for Rate Years Two and Three, subject to the offsetting cost reductions resulting from the COVID-19 pandemic, starting on July 1, 2022.
Customer Arrearages Reduction Order
On June 16, 2022, the NYPSC issued an order authorizing an arrears reduction program targeting low-income customers to provide COVID-19-related relief through a one-time bill credit to eliminate accrued arrears through May 1, 2022. A portion of the targeted arrearages will be funded via direct contributions from the State of New York, and the remainder to be received via a surcharge to all customers. The surcharge recovery is over five years for RG&E and three years for NYSEG, which begins on August 1, 2022.

Results of Operations
The following tables set forth financial information by segment for each of the periods indicated:

	Three Months Ended				Three Months Ended
	June 30, 2022				June 30, 2021
	Total	Networks	Renewables	Other(1)	Total	Networks	Renewables	Other(1)
	(in millions)
Operating Revenues	$1,794	$1,464	$330	$—	$1,477	$1,219	$258	$—
Operating Expenses
Purchased power, natural gas and fuel used	440	384	56	—	265	236	29	—
Operations and maintenance	693	568	120	5	676	544	128	4
Depreciation and amortization	271	164	106	1	250	149	100	1
Taxes other than income taxes	169	148	20	1	155	143	17	(5)
Total Operating Expenses	1,573	1,264	302	7	1,346	1,072	274	—
Operating Income	221	200	28	(7)	131	147	(16)	—
Other Income (Expense)
Other income (expense)	9	9	1	(1)	34	26	7	1
Earnings (losses) from equity method investments	6	2	4	—	4	5	(1)	—
Interest expense, net of capitalization	(79)	(61)	(3)	(15)	(75)	(53)	—	(22)
Income (Loss) Before Income Tax	157	150	30	(23)	94	125	(10)	(21)
Income tax expense (benefit)	(4)	21	(20)	(5)	10	24	(21)	7
Net Income (Loss)	161	129	50	(18)	84	101	11	(28)
Net loss attributable to noncontrolling interests	23	—	23	—	14	—	14	—
Net Income (Loss) Attributable to Avangrid, Inc.	$184	$129	$73	$(18)	$98	$101	$25	$(28)

	Six Months Ended				Six Months Ended
	June 30, 2022				June 30, 2021
	Total	Networks	Renewables	Other(1)	Total	Networks	Renewables	Other(1)
	(in millions)
Operating Revenues	$3,927	$3,399	$528	$—	$3,443	$2,792	$651	$—
Operating Expenses
Purchased power, natural gas and fuel used	1,181	1,140	41	—	766	685	81	—
Operations and maintenance	1,344	1,107	233	4	1,318	1,050	267	1
Depreciation and amortization	532	325	206	1	497	305	191	1
Taxes other than income taxes	347	308	38	1	325	292	36	(3)
Total Operating Expenses	3,404	2,880	518	6	2,906	2,332	575	(1)
Operating Income	523	519	10	(6)	537	460	76	1
Other Income (Expense)
Other income (expense)	20	21	2	(3)	35	32	1	2
Earnings (losses) from equity method investments	259	5	254	—	5	7	(2)	—
Interest expense, net of capitalization	(150)	(111)	(6)	(33)	(148)	(106)	—	(42)
Income (Loss) Before Income Tax	652	434	260	(42)	429	393	75	(39)
Income tax expense (benefit)	64	52	21	(9)	24	66	(30)	(12)
Net Income (Loss)	588	382	239	(33)	405	327	105	(27)
Net loss (income) attributable to noncontrolling interests	41	(1)	42	—	27	(1)	28	—
Net Income (Loss) Attributable to Avangrid, Inc.	$629	$381	$281	$(33)	$432	$326	$133	$(27)
(1)"Other" represents Corporate and intersegment eliminations.

Comparison of Period to Period Results of Operations
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Operating Revenues
Our operating revenues increased by $317 million, or 21%, from $1,477 million for the three months ended June 30, 2021 to $1,794 million for the three months ended June 30, 2022, as detailed by segment below:
Networks
Operating revenues increased by $245 million, or 20%, from $1,219 million for the three months ended June 30, 2021 to $1,464 million for the three months ended June 30, 2022. Electricity and gas revenues increased by $37 million, primarily due to rate increases in New York effective December 1, 2020, $17 million increase in late payment fees and $2 million of other. Electricity and gas revenues changed due to the following items that have offsets within the income statement: an increase of $148 million in purchased power and purchased gas (offset in purchased power) driven by higher average pricing in commodities in the period and an increase of $41 million in flow through amortizations (offset in operating expenses).
Renewables
Operating revenues increased by $72 million, or 28%, from $258 million for the three months ended June 30, 2021 to $330 million for the three months ended June 30, 2022. The increase in operating revenue is primarily driven by favorable MtM changes of $83 million on energy derivative transactions entered into for economic hedging purposes and $8 million from production, including new assets in service and curtailment payments in the current period, offset by a decrease of $15 million in power trading driven by lower average prices in the second quarter of 2022 compared to the same period of 2021 and $4 million from the sale of assets in the second quarter of 2021.
Purchased Power, Natural Gas and Fuel Used
Our purchased power, natural gas and fuel used increased by $175 million, or 66%, from $265 million for the three months ended June 30, 2021 to $440 million for the three months ended June 30, 2022, as detailed by segment below:
Networks
Purchased power, natural gas and fuel used increased by $148 million, or 63%, from $236 million for the three months ended June 30, 2021 to $384 million for the three months ended June 30, 2022. The increase is primarily driven by a $148 million increase in average commodity prices and an overall increase in electricity and gas units procured due to higher degree days in the period.
Renewables
Purchased power, natural gas and fuel used increased by $27 million, or 93%, from $29 million for the three months ended June 30, 2021 to $56 million for the three months ended June 30, 2022. The increase is primarily due to unfavorable MtM changes on derivatives of $54 million due to market price changes in the period, offset by a decrease of $27 in power and gas purchases due to lower average prices in the current period.
Operations and Maintenance
Operations and maintenance expenses increased by $17 million, or 3%, from $676 million for the three months ended June 30, 2021 to $693 million for the three months ended June 30, 2022, as detailed by segment below:
Networks
Operations and maintenance expenses increased by $24 million, or 4%, from $544 million for the three months ended June 30, 2021 to $568 million for the three months ended June 30, 2022. The increase is driven by $7 million of increased personnel expenses primarily driven by an increase in headcount, offset by a $24 million decrease in uncollectible expenses driven primarily by the arrearages order in New York. In addition, there were increases of $41 million in flow-through amortizations (which is offset in revenue).
Renewables
Operations and maintenance expenses decreased by $8 million, or 6%, from $128 million for the three months ended June 30, 2021 to $120 million for the three months ended June 30, 2022. The decrease is primarily due to a decrease of $14 million driven by the write-off of certain development projects in the same period of 2021, $6 million of reclassifications (offset in other income) recorded in 2021, offset by a $9 million increase in personnel costs driven primarily by increase in headcount in the period and $3 million of other increases.

Depreciation and Amortization
Depreciation and amortization for the three months ended June 30, 2022 was $271 million compared to $250 million for the three months ended June 30, 2021, representing an increase of $21 million. The increase is driven by $21 million from plant additions in Networks and Renewables in the current period.
Other Income (Expense) and Earnings (Losses) from Equity Method Investments
Other income (expense) and equity earnings (losses) decreased by $23 million from $38 million for the three months ended June 30, 2021 to $15 million for the three months ended June 30, 2022. The change is primarily due to a $5 million unfavorable change in the non-service component of pension expense driven by the revised actuarial studies in Networks (which is partially offset in revenue), decrease of $15 million from the carrying costs on regulatory deferrals primarily driven by the rate case requirements in New York and $3 million other decreases in the period.
Interest Expense, Net of Capitalization
Interest expense for the three months ended June 30, 2022 and 2021 was $79 million and $75 million, respectively. The change is primarily due to an increase of $4 million of interest expense at Networks from increased debt in the current period.
Income Tax Expense
The effective tax rates, inclusive of federal and state income tax, for the three months ended June 30, 2022 and 2021, were (2.5)% and 10.6%, respectively, which are lower than the federal statutory tax rate of 21%, primarily due to the recognition of production tax credits associated with wind production and the effect of the excess deferred tax amortization resulting from the Tax Act.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Operating Revenues
Our operating revenues increased by $484 million, or 14%, from $3,443 million for the six months ended June 30, 2021 to $3,927 million for the six months ended June 30, 2022, as detailed by segment below:
Networks
Operating revenues increased by $607 million, or 22%, from $2,792 million for the six months ended June 30, 2021 to $3,399 million for the six months ended June 30, 2022. Electricity and gas revenues increased by $63 million, primarily due to rate increases in New York effective December 1, 2020, $10 million favorable impact from increased deferrals, $23 million increase in late payment fees. Electricity and gas revenues changed due to the following items that have offsets within the income statement: an increase of $455 million in purchased power and purchased gas (offset in purchased power) driven by higher average pricing in commodities in the period and an increase of $56 million in flow through amortizations (offset in operating expenses).
Renewables
Operating revenues decreased by $123 million, or 19%, from $651 million for the six months ended June 30, 2021, to $528 million for the six months ended June 30, 2022. The decrease in operating revenues was primarily due to a $139 million decrease in merchant prices driven mainly by lower demand as compared to the same period of 2021 when demand was higher during the Texas storm, $34 million in power trading driven by lower average prices in the first half of 2022 compared to the same period of 2021, $4 million from the sale of assets in the second quarter of 2021, offset by favorable MtM changes of $40 million on energy derivative transactions entered for economic hedging purposes, $14 million from production, including new assets in service and curtailment payments in the current period.
Purchased Power, Natural Gas and Fuel Used
Purchased power, natural gas and fuel used increased by $415 million, or 54%, from $766 million for the six months ended June 30, 2021 to $1,181 million for the six months ended June 30, 2022, as detailed by segment below:
Networks
Purchased power, natural gas and fuel used increased by $455 million, or 66%, from $685 million for the six months ended June 30, 2021 to $1,140 million for the six months ended June 30, 2022. The increase is primarily driven by a $455 million increase in average commodity prices and an overall increase in electricity and gas units procured due to higher degree days in the period.
Renewables

Purchased power, natural gas and fuel used decreased by $40 million, or 49%, from $81 million for the six months ended June 30, 2021 to $41 million for the six months ended June 30, 2022. The decrease is primarily due to favorable MtM changes on derivatives of $6 million driven by market price changes in the period and a decrease of $34 million in power and gas purchases due to lower average prices in the current period.
Operations and Maintenance
Operations and maintenance expenses increased by $26 million, or 2%, from $1,318 million for the six months ended June 30, 2021 to $1,344 million for the six months ended June 30, 2022, as detailed by segment below:
Networks
Operations and maintenance expenses increased by $57 million, or 5%, from $1,050 million for the six months ended June 30, 2021 to $1,107 million for the six months ended June 30, 2022. The increase is driven by $8 million of increased personnel expenses primarily driven by an increase in headcount, increased business costs of $25 million, offset by a $32 million decrease in uncollectible expenses driven primarily by the arrearages order in New York. In addition, there were increases of $56 million in flow-through amortizations (which is offset in revenue).
Renewables
Operations and maintenance expenses decreased by $34 million, or 13%, from $267 million for the six months ended June 30, 2021 to $233 million for the six months ended June 30, 2022. The decrease is primarily due to a $16 million bad debt provision recorded in the first half of 2021 driven by an increase in uncollectibles billed during the Texas storm, decrease of $20 million primarily driven by the write-off of certain development projects in the same period of 2021, $9 million in land rents and maintenance costs driven by a lower number of new sites in 2022 compared to the same period of 2021 and $2 million of other decreases, offset by a $13 million increase in personnel costs driven primarily by increase in headcount in the period.
Depreciation and Amortization
Depreciation and amortization for the six months ended June 30, 2022 was $532 million compared to $497 million for the six months ended June 30, 2021, an increase of $35 million. The increase is driven by $29 million from plant additions in Networks and Renewables in the period and $6 million increase driven by amortization of a deferred gain recorded in the first half of 2021.
Other Income (Expense) and Earnings (Losses) from Equity Method Investments
Other income (expense) and equity earnings (losses) increased by $239 million from $40 million for the six months ended June 30, 2021 to $279 million for the six months ended June 30, 2022. The increase is primarily due to a $246 million gain recognized in the current period from the offshore joint venture restructuring transaction in Renewables, offset by $7 million unfavorable change in the non-service component of pension expense driven by the revised actuarial studies in Networks (which is partially offset in revenue).
Interest Expense, Net of Capitalization
Interest expense for the six months ended June 30, 2022 and 2021 was $150 million and $148 million, respectively. The change is primarily due to an increase of $4 million of interest expense at Networks from increased debt in the current period, offset by a $2 million decrease driven by a favorable impact from the fair value hedge of the debt in Other.
Income Tax
The effective tax rates, inclusive of federal and state income tax, for the six months ended June 30, 2022 was 9.8%, which is below the federal statutory tax rate of 21%, primarily due to the recognition of production tax credits associated with wind production, the effect of the excess deferred tax amortization resulting from the Tax Act and the equity component of allowance for funds used during construction, partially offset by the tax on gain from the offshore joint venture restructuring transaction, which is reflected in total in the first half of 2022 as a discrete adjustment. The effective tax rates, inclusive of federal and state income tax, for the six months ended June 30, 2021 was 5.6%, which was below the federal statutory tax rate of 21%, primarily due to the recognition of production tax credits associated with wind production and the effect of the excess deferred tax amortization resulting from the Tax Act.
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
We define adjusted net income as net income adjusted to exclude mark-to-market earnings from changes in the fair value of derivative instruments used by AVANGRID to economically hedge market price fluctuations in related underlying physical transactions for the purchase and sale of electricity, costs incurred in connection with the COVID-19 pandemic and costs incurred related to the PNMR Merger. We believe adjusted net income is more useful in understanding and evaluating actual and projected financial performance and contribution of AVANGRID core lines of business and to more fully compare and explain our results. The most directly comparable U.S. GAAP measure to adjusted net income is net income. We also define adjusted earnings per share, or adjusted EPS, as adjusted net income converted to an earnings per share amount.
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

The following tables provide a reconciliation between Net Income attributable to AVANGRID and non-GAAP measures Adjusted Net Income, Adjusted EBITDA and Adjusted EBITDA with Tax Credits by segment for the three and six months ended June 30, 2022 and 2021, respectively:

	Three Months Ended June 30, 2022				Six Months Ended June 30, 2022
	Total	Networks	Renewables	Corporate*	Total	Networks	Renewables	Corporate*
	(in millions)				(in millions)
Net Income Attributable to Avangrid, Inc.	$184	$130	$73	$(18)	$629	$381	$281	$(33)
Adjustments:
Mark-to-market earnings – Renewables	(8)	—	(8)	—	(5)	—	(5)	—
Impact of COVID-19	(1)	(1)	—	—	1	1	—	—
Merger costs	2	—	—	2	2	—	—	2
Income tax impact of adjustments (1)	2	—	2	—	1	—	1	(1)
Adjusted Net Income (2)	$178	$129	$66	$(17)	$628	$382	$277	$(32)

Net (loss) income attributable to noncontrolling interests	(23)	—	(23)	—	(41)	1	(42)	—
Income tax expense (benefit)	(6)	21	(22)	(5)	63	52	20	(8)
Depreciation and amortization	271	164	106	1	532	325	206	1
Interest expense, net of capitalization	79	61	3	15	150	111	6	33
Other (income) expense	(9)	(9)	(1)	1	(20)	(21)	(2)	3
(Earnings) losses from equity method investments	(6)	(2)	(4)	—	(259)	(5)	(254)	—
Adjusted EBITDA (3)	$484	$363	$125	$(5)	$1,053	$846	$210	$(3)

Retained PTCs and ITCs	48	—	48	—	91	—	91	—
PTCs allocated to tax equity investors	35	—	35	—	64	—	64	—
Adjusted EBITDA with Tax Credits (3)	$567	$363	$208	$(5)	$1,208	$846	$366	$(3)

	Three Months Ended June 30, 2021				Six Months Ended June 30, 2021
	Total	Networks	Renewables	Corporate*	Total	Networks	Renewables	Corporate*
	(in millions)				(in millions)
Net Income Attributable to Avangrid, Inc.	$98	$101	$25	$(29)	$432	$326	$133	$(28)
Adjustments:
Mark-to-market earnings – Renewables	21	—	21	—	41	—	41	—
Impact of COVID-19	9	9	—	—	15	15	—	—
Merger costs	3	—	—	3	4	—	—	4
Income tax impact of adjustments (1)	(9)	(2)	(6)	(1)	(16)	(4)	(11)	(1)
Adjusted Net Income (2)	$122	$108	$41	$(26)	$476	$337	$164	$(25)

Net (loss) income attributable to noncontrolling interests	(14)	—	(14)	—	(27)	1	(28)	—
Income tax expense (benefit)	19	26	(14)	7	40	70	(18)	(12)
Depreciation and amortization	250	149	100	1	497	305	191	1
Interest expense, net of capitalization	75	53	(1)	23	148	106	(1)	43
Other (income) expense	(34)	(26)	(7)	(1)	(35)	(32)	(1)	(2)
(Earnings) losses from equity method investments	(4)	(5)	1	—	(5)	(7)	2	—
Adjusted EBITDA (3)	$414	$305	$105	$4	$1,094	$780	$309	$5

Retained PTCs and ITCs	48	—	48	—	93	—	93	—
PTCs allocated to tax equity investors	19	—	19	—	41	—	41	—
Adjusted EBITDA with Tax Credits (3)	$481	$305	$172	$4	$1,228	$780	$443	$5
(1)Income tax impact of adjustments: 2022 - $2 million and $2 million from MtM earnings and $1 million and $0 from impact of COVID-19 and $(1) million and $(1) million from merger costs for the three and six months ended June 30, 2022, respectively; 2021 - $(6) million and $(11) million from MtM earnings, $(2) million and $(4) million from impact of COVID-19 and $(1) million and $(1) million from merger costs for the three and six months ended June 30, 2021, respectively.
(2)Adjusted Net Income is a non-GAAP financial measure and is presented after excluding costs incurred in connection with the COVID-19 pandemic, the impact from mark-to-market activities in Renewables and costs incurred related to the PNMR Merger.
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
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Adjusted net income
Our adjusted net income increased by $56 million, or 46%, from $122 million for the three months ended June 30, 2021 to $178 million for the three months ended June 30, 2022. The increase is primarily due to a $26 million increase in Renewables driven primarily by favorable pricing, production, including new assets in service and curtailment payments, and favorable impacts from our tax equity partnerships in the current period, a $21 million increase in Networks driven primarily by new rate case activity in New York which was approved November 19, 2020, an $11 million impact from the arrearages order in New York, and $9 million decrease in Corporate mainly driven by favorable tax expense in the period.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Adjusted net income
Our adjusted net income increased by $152 million, or 32%, from $476 million for the six months ended June 30, 2021 to $628 million for the six months ended June 30, 2022. The increase is primarily due to a $113 million increase in Renewables driven by a gain recognized in the current period from the offshore joint venture restructuring transaction, a $45 million increase in Networks driven primarily by rate increases in New York effective December 1, 2020 and an $11 million impact from the arrearages order in New York, offset by $7 million decrease in Corporate mainly driven by unfavorable tax expense in the period.

The following tables reconcile Net Income attributable to AVANGRID to Adjusted Net Income (non-GAAP), and EPS attributable to AVANGRID to adjusted EPS (non-GAAP) for the three and six months ended June 30, 2022 and 2021, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2022	2021	2022	2021
Networks	$130	$101	$381	$326
Renewables	73	25	281	133
Corporate (1)	(18)	(29)	(33)	(28)
Net Income	$184	$98	$629	$432
Adjustments:
Mark-to-market earnings - Renewables (2)	(8)	21	(5)	41
Impact of COVID-19 (3)	(1)	9	1	15
Merger costs (4)	2	3	2	4
Income tax impact of adjustments	2	(9)	1	(16)
Adjusted Net Income (5)	$178	$122	$628	$476

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Networks	$0.34	$0.29	$0.99	$0.99
Renewables	0.19	0.07	0.73	0.41
Corporate (1)	(0.05)	(0.08)	(0.09)	(0.08)
Net Income	$0.48	$0.28	$1.63	$1.31
Adjustments:
Mark-to-market earnings - Renewables (2)	(0.02)	0.06	(0.01)	0.13
Impact of COVID-19 (3)	—	0.03	—	0.05
Merger costs (4)	—	0.01	0.01	0.01
Income tax impact of adjustments	0.01	(0.03)	—	(0.05)
Adjusted Earnings Per Share (5)	$0.46	$0.35	$1.62	$1.45
(1)Includes corporate and other non-regulated entities as well as intersegment eliminations.
(2)Mark-to-market earnings relates to earnings impacts from changes in the fair value of Renewables' derivative instruments associated with electricity and natural gas.
(3)Represents costs incurred in connection with the COVID-19 pandemic, mainly related to bad debt provisions.
(4)Pre-merger costs incurred.
(5)Adjusted net income and adjusted earnings per share are non-GAAP financial measures and are presented after excluding costs incurred in connection with the COVID-19 pandemic, the impact from mark-to-market activities in Renewables and costs incurred related to the PNMR Merger.
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
We and our subsidiaries are required to comply with certain covenants in connection with our respective loan agreements. The covenants are standard and customary in financing agreements, and we and our subsidiaries were in compliance with such covenants as of and throughout the June 30, 2022.
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
The following table provides the components of our liquidity position as of June 30, 2022 and December 31, 2021, respectively:

	As of June 30,	As of December 31,
	2022	2021
	(in millions)
Cash and cash equivalents	$411	$1,474
AVANGRID Credit Facility	3,575	3,575
Iberdrola Group Credit Facility	500	500
Less: borrowings	—	—
Total	$4,486	$5,549
AVANGRID Commercial Paper Program
AVANGRID has a commercial paper program with a limit of $2 billion that is backstopped by the AVANGRID Credit Facility (described below). As of both June 30, 2022 and July 26, 2022, there was $0 of commercial paper outstanding.
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
Under the terms of the AVANGRID Credit Facility, each joint borrower has a maximum borrowing entitlement, or sublimit, which can be periodically adjusted to address specific short-term capital funding needs, subject to the maximum limit contained in the agreement. On November 23, 2021, the executed AVANGRID Credit Facility increased AVANGRID's maximum sublimit from $1,500 million to $2,500 million. The AVANGRID Credit Facility contains pricing that is sensitive to AVANGRID’s consolidated greenhouse gas emissions intensity. The Credit Facility also contains negative covenants, including one that sets the ratio of maximum allowed consolidated debt to consolidated total capitalization at 0.65 to 1.00, for each borrower. Under the AVANGRID Credit Facility, each of the borrowers will pay an annual facility fee that is dependent on their credit rating. The initial facility fees will range from 10 to 22.5 basis points. The maturity date for the AVANGRID Credit Facility is November 22, 2026. As of both June 30, 2022 and July 26, 2022, we had no borrowings outstanding under this credit facility.
Since the AVANGRID credit facility is also a backstop to the AVANGRID commercial paper program, the total amount available under the facility as of both June 30, 2022 and July 26, 2022, was $3,575 million.
Iberdrola Group Credit Facility
AVANGRID has a credit facility with Iberdrola Financiacion, S.A.U., a company of the Iberdrola Group. The facility has a limit of $500 million and matures on June 18, 2023. AVANGRID pays a facility fee of 10.5 basis points annually. As of both June 30, 2022 and July 26, 2022, we had no borrowings outstanding under this credit facility.
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
We expect to incur approximately $1.2 billion in capital expenditures through the remainder of 2022. This estimate is subject to continuing review and actual capital expenditures may vary significantly. For example, the U.S. Department of Commerce's anti-circumvention petition alleging that solar panels and cells shipped from Vietnam, Thailand, Malaysia and Cambodia could result in higher than expected costs for projects beyond 2022. As a result, the timing and ultimate cost associated with solar panels and cells and related project capital expenditures may vary from our current expectations.
Cash Flows
Our cash flows depend on many factors, including general economic conditions, regulatory decisions, weather, commodity price movements and operating expense and capital spending control.
The following is a summary of the cash flows by activity for the six months ended June 30, 2022 and 2021, respectively:

	Six Months Ended
	June 30,
	2022	2021
	(in millions)
Net cash provided by operating activities	$805	$851
Net cash used in investing activities	(1,492)	(1,001)
Net cash (used in) provided by financing activities	(376)	416
Net (decrease) increase in cash, cash equivalents and restricted cash	$(1,063)	$266
Operating Activities
The cash from operating activities for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 decreased by $46 million, primarily attributable to a net decrease in current assets and liabilities driven by timing of cash collections and cash disbursements during the period.
Investing Activities
For the six months ended June 30, 2022, net cash used in investing activities was $1,492 million, which was comprised of $1,403 million of capital expenditures and $168 million of payment for the offshore joint venture restructuring transaction, partially offset by $80 million of contributions in aid of construction.
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
Financing Activities
For the six months ended June 30, 2022, financing activities used $376 million in cash reflecting primarily a net decrease in non-current debt and current notes payable of $160 million, distributions to non-controlling interests of $6 million and dividends of $340 million, offset by contribution from non-controlling interests of $138 million in the period.
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
Off-Balance Sheet Arrangements
There have been no material changes in our off-balance sheet arrangements during the six months ended June 30, 2022 as compared to those reported for the fiscal year ended December 31, 2021 in our Form 10-K.
Contractual Obligations
There have been no material changes in contractual and contingent obligations during the six months ended June 30, 2022 as compared to those reported for the fiscal year ended December 31, 2021 in our Form 10-K.

Critical Accounting Policies and Estimates
We have prepared the accompanying condensed consolidated financial statements provided herein in accordance with U.S. GAAP. In preparing the accompanying condensed consolidated financial statements, our management has made certain estimates and assumptions that affect the reported amounts of assets, liabilities, stockholders’ equity, revenues and expenses and the disclosures thereof. While we believe that these policies and estimates used are appropriate, actual future events can and often do result in outcomes that can be materially different from these estimates. As of June 30, 2022, the only notable changes to the significant accounting policies described in our Form 10-K for the fiscal year ending December 31, 2021, are with respect to our adoption of the new accounting pronouncements described in the Note 3 of our condensed consolidated financial statements for the six months ended June 30, 2022.
New Accounting Standards
We review new accounting standards to determine the expected financial effect, if any, that the adoption of each such standard will have. The new accounting pronouncements we have adopted as of January 1, 2022, and reflected in our condensed consolidated financial statements are described in Note 3 of our condensed consolidated financial statements for the six months ended June 30, 2022.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our market risk during the six months ended June 30, 2022, as compared to those reported for the fiscal year ended December 31, 2021 in our Form 10-K.
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
Changes in tariffs may affect the final cost of a significant portion of capital expenses in projects, with renewable projects being more exposed. Tariffs have been imposed in the recent years to imports of solar panels, aluminum and steel, among other goods or raw materials. Currently, the Department of Commerce, or DOC, is conducting an inquiry into an anti-circumvention petition alleging that solar panels and cells shipped from Vietnam, Thailand, Malaysia and Cambodia have circumvented tariffs imposed on Chinese solar panels and cells. The petition calls for anti-dumping and countervailing duties to be applied to solar panels and cells and could be retroactive to the filing date. In June, 2022, the Administration put a 24-month freeze on any potential tariff resulting from the anti-circumvention investigation. Despite the 24-month freeze, there is uncertainty around the final resolution by the DOC and related long-term effects to the solar panel supply chain, meaning that we currently cannot predict if there will be materially adverse impacts to our business, results of operations or financial condition. If imposed, this tariff could affect, among other items, capital expenditures, expected returns on approved projects, completion and delivery of projects, and abandonment of the development on projects and associated contracts, including related costs.
AVANGRID is subject to substantial regulation by federal, state and local regulatory agencies and our business, results of operations and prospects may be adversely affected by legislative or regulatory changes, as well as liability under, or any future inability to comply with, existing or future regulations or requirements.
AVANGRID’s operations are subject to, and influenced by, complex and comprehensive federal, state and local regulation and legislation. This is impactful for all areas of the business but particularly in the emerging development of offshore and solar generation. In late March, the House passed the Coast Guard Authorization Act of 2022 and in mid-July the House passed the National Defense Authorization Act. If enacted, the bills may only allow foreign vessels to operate on the Outer Continental Shelf if they have (a) a U.S. crew or (b) the crew of the nation of which the vessel is from. If passed, this legislation could affect expected timelines and returns on approved projects. Additionally, legislation seeking to block the import of products made with forced labor in certain areas of China could prevent some suppliers from importing, among other products, solar panels into the U.S. or cause significant delay in panel delivery. This legislation could have an impact on solar project development, construction activities and project returns.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
The following documents are included as exhibits to this Form 10-Q:

Exhibit Number	Description

10.1	Employment Agreement, dated Jun 1, 2022, between Avangrid Management Company, LLC and Pedro Azagra Blázquez.†

10.2	Employment Agreement, dated Jun 29, 2022, between Avangrid Management Company, LLC and Patricia Cosgel.†

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*Filed herewith.
†Compensatory plan or agreement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Avangrid, Inc.

Date: July 27, 2022	By:	/s/ Pedro Azagra Blázquez
Pedro Azagra Blázquez
Director and Chief Executive Officer

Date: July 27, 2022	By:	/s/ Patricia S. Cosgel
Patricia S. Cosgel
Senior Vice President - Chief Financial Officer