Form 10-Q
period 2022-09-30
Avangrid, Inc.
filed 2022-10-26
CIK 1634997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of October 25, 2022, the registrant had 386,624,231 shares of common stock, par value $0.01, outstanding.

Avangrid, Inc.
REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2022

GLOSSARY OF TERMS AND ABBREVIATIONS
Unless the context indicates otherwise, the terms “we,” “our” and the “Company” are used to refer to Avangrid, Inc. and its subsidiaries.

2020 Joint Proposal	Joint proposal of NYSEG and RG&E and certain other signatory parties approved by the NYPSC on November 19, 2020, for a three-year rate plan for electric and gas service commencing December 1, 2020.
AOCI	Accumulated other comprehensive income
ARHI	Avangrid Renewables Holdings, Inc.
ARP	Alternative Revenue Programs
ASC	Accounting Standards Codification
AVANGRID	Avangrid, Inc.
BGC	The Berkshire Gas Company
CAMT	Corporate Alternative Minimum Tax
CfDs	Contracts for Differences
CFIUS	Committee on Foreign Investment in the United States
CL&P	The Connecticut Light and Power Company
CMP	Central Maine Power Company
CNG	Connecticut Natural Gas Corporation
DEEP	Connecticut Department of Energy and Environmental Protection
DIMP	Distribution Integrity Management Program
DOC	Department of Commerce
DPA	Deferred Payment Arrangements
DPU	Massachusetts Department of Public Utilities
EBITDA	Earnings before interest, taxes, depreciation and amortization
ESM	Earnings sharing mechanism
Evergreen Power	Evergreen Power, LLC
English Station	The former generation site on the Mill River in New Haven, Connecticut
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCC	Federal Communications Commission
FERC	Federal Energy Regulatory Commission
FirstEnergy	FirstEnergy Corp.
Form 10-K	Avangrid, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 1, 2022.
HLBV	Hypothetical Liquidation at Book Value
Iberdrola	Iberdrola, S.A., which owns 81.6% of the outstanding shares of Avangrid, Inc.
Iberdrola Group	The group of companies controlled by Iberdrola, S.A.
Installed capacity	The production capacity of a power plant or wind farm based either on its rated (nameplate) capacity or actual capacity.
IRA	Inflation Reduction Act
ISO	Independent system operator
Klamath Plant	Klamath gas-fired cogeneration facility located in the city of Klamath, Oregon.
KW	Kilowatts
LIBOR	The London Interbank Offered Rate
MBEP	Maine Board of Environmental Protection
MDEP	Maine Department of Environmental Protection
Merger
The merger of PNMR with and into Merger Sub on the terms and subject to the conditions set forth in the Merger Agreement, with PNMR continuing as the surviving corporation and as a wholly-owned subsidiary of AVANGRID.

Merger Agreement	Agreement and Plan of Merger, dated as of October 20, 2020, among AVANGRID, PNMR and Merger Sub.
Merger Sub	NM Green Holdings, Inc., a New Mexico corporation and wholly-owned subsidiary of AVANGRID.
MNG	Maine Natural Gas Corporation
MPUC	Maine Public Utility Commission
MtM	Mark-to-market
MW	Megawatts
MWh	Megawatt-hours
Networks	Avangrid Networks, Inc.
New York TransCo	New York TransCo, LLC.
NMPRC	New Mexico Public Regulation Commission
Non-GAAP	Financial measures that are not prepared in accordance with U.S. GAAP, including adjusted net income, adjusted earnings per share, adjusted EBITDA and adjusted EBITDA with tax credits.
NRC	Nuclear Regulatory Commission
NYPSC	New York State Public Service Commission
NYSE	New York Stock Exchange
NYSEG	New York State Electric & Gas Corporation
NYSERDA	New York State Energy Research and Development Authority
OCI	Other comprehensive income
PJM	PJM Interconnection, L.L.C.
PNMR	PNM Resources, Inc.
PPA	Power Purchase Agreement
PUCT	Public Utility Commission of Texas
PURA	Connecticut Public Utilities Regulatory Authority
Renewables	Avangrid Renewables, LLC
RDM	Revenue Decoupling Mechanism
RG&E	Rochester Gas and Electric Corporation
ROE	Return on equity
SCG	The Southern Connecticut Gas Company
SEC	United States Securities and Exchange Commission
Tax Act	Tax Cuts and Jobs Act of 2017 enacted by the U.S. federal government on December 22, 2017
TEF	Tax equity financing arrangements
UI	The United Illuminating Company
UIL	UIL Holdings Corporation
U.S. GAAP	Generally accepted accounting principles for financial reporting in the United States.
VIEs	Variable interest entities

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Avangrid, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(Millions, except for number of shares and per share data)
Operating Revenues	$1,838	$1,598	$5,765	$5,041
Operating Expenses
Purchased power, natural gas and fuel used	535	319	1,716	1,085
Operations and maintenance	758	727	2,102	2,045
Depreciation and amortization	279	259	811	756
Taxes other than income taxes	154	155	501	480
Total Operating Expenses	1,726	1,460	5,130	4,366
Operating Income	112	138	635	675
Other Income and (Expense)
Other income	18	13	38	48
Earnings (losses) from equity method investments	2	(1)	261	4
Interest expense, net of capitalization	(76)	(70)	(226)	(218)
Income Before Income Tax	56	80	708	509
Income tax (benefit) expense	(50)	(24)	14	—
Net Income	106	104	694	509
Net (income) loss attributable to noncontrolling interests	(1)	7	40	34
Net Income Attributable to Avangrid, Inc.	$105	$111	$734	$543
Earnings Per Common Share, Basic	$0.27	$0.29	$1.90	$1.56
Earnings Per Common Share, Diluted	$0.27	$0.29	$1.90	$1.56
Weighted-average Number of Common Shares Outstanding:
Basic	386,736,774	387,321,484	386,724,035	348,264,388
Diluted	387,280,621	387,676,085	387,200,882	348,714,535
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(Millions)
Net Income	$106	$104	$694	$509
Other Comprehensive Income (Loss)
Gain on nonqualified pension plans, net of income tax of $3 for the nine months ended	—	—	9	—
Unrealized loss from equity method investment, net of income taxes of $(5) and $1 for the three months ended, respectively, and $(1) and $(3)for the nine months ended, respectively	(13)	(6)	(2)	(9)
Unrealized (loss) gain during the period on derivatives qualifying as cash flow hedges, net of income taxes of $1 and $(23) for the three months ended, respectively, and $1 and $(49) for the nine months ended, respectively	3	(73)	3	(173)
Reclassification to net income of losses on cash flow hedges, net of income taxes $7 and $(2) for the three months ended, respectively, and $13 and $(6) for the nine months ended, respectively	19	5	36	10
Other Comprehensive Income (Loss)	9	(74)	46	(172)
Comprehensive Income	115	30	740	337
Net (income) loss attributable to noncontrolling interests	(1)	7	40	34
Comprehensive Income Attributable to Avangrid, Inc.	$114	$37	$780	$371
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
As of	2022	2021
(Millions)
Assets
Current Assets
Cash and cash equivalents	$60	$1,474
Accounts receivable and unbilled revenues, net	1,343	1,269
Accounts receivable from affiliates	4	11
Derivative assets	122	35
Fuel and gas in storage	272	139
Materials and supplies	230	204
Prepayments and other current assets	384	245
Regulatory assets	389	400
Total Current Assets	2,804	3,777
Total Property, Plant and Equipment ($2,693 and $1,959 related to VIEs, respectively)	30,406	28,866
Operating lease right-of-use assets	149	148
Equity method investments	416	560
Other investments	48	61
Regulatory assets	2,113	2,247
Other Assets
Goodwill	3,119	3,119
Intangible assets	282	293
Derivative assets	132	59
Other	438	374
Total Other Assets	3,971	3,845
Total Assets	$39,907	$39,504
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
As of	2022	2021
(Millions, except share information)
Liabilities
Current Liabilities
Current portion of debt	$322	$372
Notes payable	500	159
Notes payable to affiliates	2	2
Interest accrued	85	69
Accounts payable and accrued liabilities	1,451	1,586
Accounts payable to affiliates	46	61
Dividends payable	170	170
Taxes accrued	88	43
Operating lease liabilities	11	12
Derivative liabilities	131	64
Other current liabilities	519	484
Regulatory liabilities	478	307
Total Current Liabilities	3,803	3,329
Regulatory liabilities	2,865	3,022
Other Non-current Liabilities
Deferred income taxes	2,178	2,016
Deferred income	1,079	1,130
Pension and other postretirement	465	684
Operating lease liabilities	151	149
Derivative liabilities	192	160
Asset retirement obligations	266	253
Environmental remediation costs	276	298
Other	534	580
Total Other Non-current Liabilities	5,141	5,270
Non-current debt	7,764	7,922
Total Non-current Liabilities	15,770	16,214
Total Liabilities	19,573	19,543
Commitments and Contingencies
Equity
Stockholders’ Equity:
Common stock, $.01 par value, 500,000,000 shares authorized, 387,734,757 and 387,678,630 shares issued; 386,624,231 and 386,568,104 shares outstanding, respectively	3	3
Additional paid in capital	17,688	17,679
Treasury stock	(47)	(47)
Retained earnings	1,934	1,714
Accumulated other comprehensive loss	(227)	(273)
Total Stockholders’ Equity	19,351	19,076
Non-controlling interests	983	885
Total Equity	20,334	19,961
Total Liabilities and Equity	$39,907	$39,504
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2022	2021
(Millions)
Cash Flow from Operating Activities:
Net income	$694	$509
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	811	756
Regulatory assets/liabilities amortization and carrying cost	(37)	75
Pension cost	(6)	34
Earnings from equity method investments	(261)	(4)
Distributions of earnings received from equity method investments	19	14
Unrealized loss on marked-to-market derivative contracts	17	84
Deferred taxes	10	23
Other non-cash items	(28)	(41)
Changes in operating assets and liabilities:
Current assets	(360)	(115)
Noncurrent assets	8	(165)
Current liabilities	95	(1)
Noncurrent liabilities	(68)	(175)
Net Cash Provided by Operating Activities	894	994
Cash Flow from Investing Activities:
Capital expenditures	(1,940)	(1,897)
Contributions in aid of construction	90	53
Proceeds from sale of assets	16	6
Proceeds from notes receivable from affiliates	(1)	4
Distributions received from equity method investments	4	141
Other investments and equity method investments, net	(189)	228
Net Cash Used in Investing Activities	(2,020)	(1,465)
Cash Flow from Financing Activities:
Non-current debt issuances	216	347
Repayments of non-current debt	(332)	(302)
Repayment of non-current debt with affiliate	—	(3,000)
Receipts (repayments) of other short-term debt, net	209	(307)
Repayments of financing leases	(8)	(5)
Repurchase of common stock	—	(2)
Issuance of common stock	(1)	3,998
Distributions to noncontrolling interests	(8)	(9)
Contributions from noncontrolling interests	146	141
Dividends paid	(510)	(443)
Net Cash (Used in) Provided by Financing Activities	(288)	418
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(1,414)	(53)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	1,477	1,467
Cash, Cash Equivalents and Restricted Cash, End of Period	$63	$1,414
Supplemental Cash Flow Information
Cash paid for interest, net of amounts capitalized	$200	$201
Cash paid for income taxes	$13	$8
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(unaudited)

	Avangrid, Inc. Stockholders
(Millions, except for number of shares )	Number of shares (*)	Common Stock	Additional paid-in capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
As of June 30, 2021	387,204,556	$3	$17,671	$(16)	$1,790	$(209)	$19,239	$596	$19,835
Net income (loss)	—	—	—	—	111	—	111	(7)	104
Other comprehensive income, net of tax of $(24)	—	—	—	—	—	(74)	(74)	—	(74)
Comprehensive income									30
Dividends declared, $0.44/share	—	—	—	—	(170)	—	(170)	—	(170)
Stock-based compensation	—	—	4	—	—	—	4	—	4
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(4)	(4)
Contributions from noncontrolling interests	—	—	—	—	(8)	—	(8)	139	131
As of September 30, 2021	387,204,556	$3	$17,675	$(16)	$1,723	$(283)	$19,102	$724	$19,826
As of June 30, 2022	386,624,231	$3	$17,687	$(47)	$2,003	$(236)	$19,410	$976	$20,386
Net income (loss)	—	—	—	—	105	—	105	1	106
Other comprehensive income, net of tax of $3	—	—	—	—	—	9	9	—	9
Comprehensive income									115
Dividends declared, $0.44/share	—	—	—	—	(170)	—	(170)	—	(170)
Repurchase of common stock	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	1	—	—	—	1	—	1
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2)	(2)
Contributions from noncontrolling interests	—	—	—	—	(4)	—	(4)	8	4
As of September 30, 2022	386,624,231	$3	$17,688	$(47)	$1,934	$(227)	$19,351	$983	$20,334

	Avangrid, Inc. Stockholders
(Millions, except for number of shares )	Number of shares (*)	Common Stock	Additional paid-in capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
As of December 31, 2020	309,077,300	$3	$13,665	$(14)	$1,666	$(111)	$15,209	$617	$15,826
Net income (loss)	—	—	—	—	543	—	543	(34)	509
Other comprehensive loss, net of tax of $(58)	—	—	—	—	—	(172)	(172)	—	(172)
Comprehensive income									337
Dividends declared, $1.32/share	—	—	—	—	(477)	—	(477)	—	(477)
Release of common stock held in trust	296,854	—	—	—	—	—	—	—	—
Issuance of common stock	77,883,713	—	3,998	—	—	—	3,998	—	3,998
Repurchase of common stock	(53,311)	—	—	(2)	—	—	(2)	—	(2)
Stock-based compensation	—	—	12	—	—	—	12	—	12
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(9)	(9)
Contributions from noncontrolling interests	—	—	—	—	(9)	—	(9)	150	141
As of September 30, 2021	387,204,556	$3	$17,675	$(16)	$1,723	$(283)	$19,102	$724	$19,826
As of December 31, 2021	386,568,104	$3	$17,679	$(47)	$1,714	$(273)	$19,076	$885	$19,961
Net income (loss)	—	—	—	—	734	—	734	(40)	694
Other comprehensive loss, net of tax of $16	—	—	—	—	—	46	46	—	46
Comprehensive income									740
Dividends declared, $1.32/share	—	—	—	—	(510)	—	(510)	—	(510)
Issuance of common stock	56,127	—	(1)	—	—	—	(1)	—	(1)
Stock-based compensation	—	—	10	—	—	—	10	—	10
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(8)	(8)
Contributions from noncontrolling interests	—	—	—	—	(4)	—	(4)	146	142
As of September 30, 2022	386,624,231	$3	$17,688	$(47)	$1,934	$(227)	$19,351	$983	$20,334
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
Consummation of the Merger (Closing) is subject to the satisfaction or waiver of certain customary closing conditions, including, without limitation, the approval of the Merger Agreement by the holders of at least a majority of the outstanding shares of PNMR common stock entitled to vote thereon, the absence of any material adverse effect on PNMR, the receipt of certain required regulatory approvals (including approvals from the Public Utility Commission of Texas (PUCT), the New Mexico Public Regulation Commission (NMPRC), the Federal Energy Regulatory Commission (FERC), the Federal Communications Commission (FCC), the Committee on Foreign Investment in the United States (CFIUS), the Nuclear Regulatory Commission (NRC) and approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976), the Four Corners Divestiture Agreements (as defined below) being in full force and effect and all applicable regulatory filings associated therewith being made, as well as holders of no more than 15% of the outstanding shares of PNMR common stock validly exercising their dissenters’ rights. On February 12, 2021, the shareholders of PNMR approved the proposed Merger. As of November 1, the Merger had obtained all regulatory approvals other than from the NMPRC. On November 1, 2021, after public hearing and briefing on the matter, the hearing examiner in the Merger proceeding at the NMPRC issued an unfavorable recommendation related to the amended stipulated agreement entered into by PNMR, AVANGRID and several interveners in the NMPRC proceeding with respect to consideration of the joint Merger application in June 2021. On December 8, 2021, the NMPRC issued an order rejecting the amended stipulated agreement. On January 3, 2022, AVANGRID and PNMR filed a notice of appeal of the December 8, 2021 decision of the NMPRC with the New Mexico Supreme Court. The Statement of Issues was filed on February 2, 2022 and the Brief in Chief was filed on April 7, 2022. On June 14, 2022, the NMPRC filed its Answer Brief. On June 13, 2022, New Energy Economy, an intervener in the Merger proceeding, filed its Answer Brief. AVANGRID's Reply Brief was filed on August 5, 2022. On February 24, 2022, the FCC granted an extension to its approval to transfer operating licenses in connection with the Merger, which was further extended on August 9, 2022. On September 21, 2022, New Energy Economy filed a motion to show cause with the NMPRC alleging that AVANGRID and PNMR have engaged in a misleading joint advertising and sponsorship strategy and requesting an investigation. AVANGRID filed a reply to the motion to show cause on October 11, 2022. We cannot predict the outcome of this proceeding.
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
In connection with the Merger, Iberdrola has provided AVANGRID a commitment letter (Iberdrola Funding Commitment Letter), pursuant to which Iberdrola has unilaterally agreed to provide to AVANGRID, or arrange the provision to AVANGRID of, funds to the extent necessary for AVANGRID to consummate the Merger, up to a maximum aggregate amount of approximately $4,300 million, including the payment of the aggregate Merger Consideration.
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
On May 18, 2021, we issued 77,821,012 shares of common stock in two private placements. Iberdrola purchased 63,424,125 shares and Hyde Member LLC, a Delaware limited liability company and a wholly owned subsidiary of Qatar Investment Authority, purchased 14,396,887 shares of our common stock, par value $0.01 per share, at the purchase price of $51.40 per share, which was the closing price of the shares of our common stock on the NYSE as of May 11, 2021. Proceeds of the private placements were approximately $4,000 million. $3,000 million of the proceeds were used to repay the Iberdrola Loan. After the effect of the private placements, Iberdrola retained its 81.6% ownership interest in AVANGRID.
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
In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly our condensed consolidated financial statements for the interim periods described herein. All such adjustments are of a normal and recurring nature, except as otherwise disclosed. The results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results for the entire fiscal year ending December 31, 2022.
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
Adoption of New Accounting Pronouncements
(a) Facilitation of the effects of reference rate reform on financial reporting, and subsequent scope clarification
In March 2020, the FASB issued amendments for recognizing the effects of reference rate reform on financial reporting, from the cessation of the London Interbank Offered Rate (LIBOR). The guidance provides optional expedients and exceptions to contract modifications, hedging relationships, and other transactions that reference LIBOR, subject to meeting certain criteria. Our adoption of reference rate reform did not materially affect our consolidated results of operations, financial position and cash flows.
(b) Disclosures by business entities about government assistance
In November 2021, the FASB issued guidance that requires an entity to provide certain annual disclosures about government assistance received and accounted for by applying a grant or contribution accounting model by analogy. As the guidance is disclosure only, it did not have an impact to the consolidated financial results.
Accounting Pronouncements Issued but Not Yet Adopted
The following are new accounting pronouncements not yet adopted, including those issued since December 31, 2021, that we have evaluated or are evaluating to determine their effect on our condensed consolidated financial statements.
(a) Disclosure of Supplier Finance Program Obligations
In September 2022, the FASB issued new disclosure requirements for supplier finance programs. These requirements include key terms of the program, the amount of obligations that remain unpaid at the end of an accounting period, a description of where those obligations are presented in the balance sheet and a roll forward of those obligations during the annual period. The guidance is effective for disclosures starting in 2023, including interim periods, except for the roll forward information, which is effective for annual periods starting in 2024. As this guidance is a change in disclosures only, we do not expect it to have a material impact in the consolidated financial results.
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
Contract Costs and Contract Liabilities
We recognize an asset for incremental costs of obtaining a contract with a customer when we expect the benefit of those costs to be longer than one year. We have contract assets for costs from development success fees, which we paid during the solar asset development period in 2018, and will amortize ratably into expense over the 15-year life of the power purchase agreement (PPA), expected to commence in December 2022 upon commercial operation. Contract assets totaled $9 million at both September 30, 2022 and December 31, 2021, and are presented in "Other non-current assets" on our condensed consolidated balance sheets.

We have contract liabilities for revenue from transmission congestion contract (TCC) auctions, for which we receive payment at the beginning of an auction period, and amortize ratably each month into revenue over the applicable auction period. The auction periods range from six months to two years. TCC contract liabilities totaled $8 million and $16 million at September 30, 2022 and December 31, 2021, respectively, and are presented in "Other current liabilities" on our condensed consolidated balance sheets. We recognized $6 million and $20 million as revenue during the three and nine months ended September 30, 2022, respectively, and $6 million and $15 million for the three and nine months ended September 30, 2021, respectively.
Revenues disaggregated by major source for our reportable segments for the three and nine months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended September 30, 2022				Nine Months Ended September 30, 2022
	Networks	Renewables	Other (b)	Total	Networks	Renewables	Other (b)	Total
(Millions)
Regulated operations – electricity	$1,258	$—	$—	$1,258	$3,457	$—	$—	$3,457
Regulated operations – natural gas	248	—	—	248	1,319	—	—	1,319
Nonregulated operations – wind	—	223	—	223	—	720	—	720
Nonregulated operations – solar	—	13	—	13	—	29	—	29
Nonregulated operations – thermal	—	8	—	8	—	32	—	32
Other(a)	23	(11)	(1)	11	82	31	(1)	112
Revenue from contracts with customers	1,529	233	(1)	1,761	4,858	812	(1)	5,669
Leasing revenue	3	—	—	3	7	—	—	7
Derivative revenue	—	60	—	60	—	2	—	2
Alternative revenue programs	7	—	—	7	43	—	—	43
Other revenue	7	—	—	7	37	7	—	44
Total operating revenues	$1,546	$293	$(1)	$1,838	$4,945	$821	$(1)	$5,765

	Three Months Ended September 30, 2021				Nine Months Ended September 30, 2021
	Networks	Renewables	Other (b)	Total	Networks	Renewables	Other (b)	Total
(Millions)
Regulated operations – electricity	$1,105	$—	$—	$1,105	$2,959	$—	$—	$2,959
Regulated operations – natural gas	214	—	—	214	1,034	—	—	1,034
Nonregulated operations – wind	—	205	—	205	—	819	—	819
Nonregulated operations – solar	—	10	—	10	—	21	—	21
Nonregulated operations – thermal	—	14	—	14	—	42	—	42
Other(a)	17	1	(2)	16	41	74	(2)	113
Revenue from contracts with customers	1,336	230	(2)	1,564	4,034	956	(2)	4,988
Leasing revenue	1	—	—	1	6	—	—	6
Derivative revenue	—	22	—	22	—	(72)	—	(72)
Alternative revenue programs	8	—	—	8	77	—	—	77
Other revenue	12	(9)	—	3	32	10	—	42
Total operating revenues	$1,357	$243	$(2)	$1,598	$4,149	$894	$(2)	$5,041
(a) Primarily includes certain intra-month trading activities, billing, collection and administrative charges, sundry billings and other miscellaneous revenue.
(b) Does not represent a segment. Includes Corporate and intersegment eliminations.
As of September 30, 2022 and December 31, 2021, accounts receivable balances related to contracts with customers were approximately $1,255 million and $1,220 million, respectively, including unbilled revenues of $315 million and $405 million, which are included in “Accounts receivable and unbilled revenues, net” on our condensed consolidated balance sheets.
As of September 30, 2022, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) were as follows:

As of September 30, 2022	2023	2024	2025	2026	2027	Thereafter	Total
(Millions)
Revenue expected to be recognized on multiyear retail energy sales contracts in place	$1	$1	$—	$—	$—	$—	$2
Revenue expected to be recognized on multiyear capacity and carbon-free energy sale contracts	69	14	12	10	7	60	172
Revenue expected to be recognized on multiyear renewable energy credit sale contracts	41	38	14	3	1	1	98
Total operating revenues	$111	$53	$26	$13	$8	$61	$272
As of September 30, 2022, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) for the remainder of 2022 was $20 million.
Note 5. Regulatory Assets and Liabilities
Pursuant to the requirements concerning accounting for regulated operations, our utilities capitalize, as regulatory assets, incurred and accrued costs that are probable of recovery in future electric and natural gas rates. We base our assessment of whether recovery is probable on the existence of regulatory orders that allow for recovery of certain costs over a specific period, or allow for reconciliation or deferral of certain costs. When costs are not treated in a specific regulatory order, we use regulatory precedent to determine if recovery is probable. Our operating utilities also record, as regulatory liabilities, obligations to refund previously collected revenue or to spend revenue collected from customers on future costs. The primary items that are not included in rate base or accruing carrying costs are regulatory assets for qualified pension and other postretirement benefits, which reflect unrecognized actuarial gains and losses; debt premium; environmental remediation costs, which are primarily the offset of accrued liabilities for future spending; unfunded future income taxes, which are the offset to the unfunded future deferred income tax liability recorded; asset retirement obligations; hedge losses; and contracts for differences. As of September 30, 2022, the total net amount of these items is approximately $886 million.
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
On August 11, 2022, CMP filed a three-year rate plan, with adjustments to the distribution revenue requirement in each year. In its filing, CMP has set the three rate years as May 10, 2023 to May 9, 2024 (“Rate Year 1”); May 10, 2024 to May 9, 2025 (“Rate Year 2”); and May 10, 2025 to May 9, 2026 (“Rate Year 3”). The requested Rate Year revenue requirement increases for the rate years are $48 million, $28 million and $23 million, respectively. The revenue requirement adjustments are based on a test year ending December 31, 2021. The requested revenue changes for each rate year of the proposal are subject to four adjustment mechanisms: (1) a yearly review of plant additions with potential downward reconciliation in the event of an underspend, (2) a capital adjustment mechanism for certain incremental pole replacements, broadband work, electric vehicle work, energy storage projects, and metering system upgrades, (3) a symmetrical inflation reconciliation adjustment, and (4) reconciliation of the benefits associated with the tax basis repair deduction. New rates are expected to take effect on or around August 2023. We cannot predict the outcome of this matter.
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
On May 26, 2022, NYSEG and RG&E filed for a new rate plan with the NYPSC. The rate filings are based on test year 2021 financial results adjusted to the rate year May 1, 2023 – April 30, 2024. Since these rate filings were submitted on May 26, 2022, the effective date of new rates, assuming an approximately 11-month suspension period, will be May 1, 2023. NYSEG and RG&E filed for a one-year rate plan but expressed interest in exploring a multi-year plan during the pendency of the case (as is the custom in New York). On August 12, 2022, NYSEG and RG&E filed an update to its rate plan filing called for in the litigation schedule. In their filings, the following revenue changes were requested:

Requested Revenue Change
	May 26, 2022	August 12, 2022	Difference
Utility	(Millions)	(Millions)	(Millions)
NYSEG Electric	$274	$274	$—
NYSEG Gas	$43	$30	$(13)
RG&E Electric	$94	$93	$(1)
RG&E Gas	$38	$32	$(6)
Other parties filed direct testimony on September 26, 2022 and the Companies filed testimony on October 18, 2022. We cannot predict the outcome of this matter.

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
On September 9, 2022, UI filed a distribution revenue requirement case. UI’s filing proposes a three-year rate plan commencing September 1, 2023 through August 31, 2026. The filing is based on a test year ending December 31, 2021, for the rate years beginning September 1, 2023 (“UI Rate Year 1”), September 1, 2024 (“UI Rate Year 2”), and September 1, 2025 (“UI Rate Year 3”). The Company is requesting that PURA approve new distribution rates to recover an increase in revenue requirements of approximately $106 million in UI Rate Year 1, an incremental approximately $17 million in UI Rate Year 2, and an incremental approximately $17 million in UI Rate Year 3, compared to total revenues that would otherwise be recovered under UI’s current rate schedules. UI’s Rate Plan also includes several measures to moderate the impact of the proposed rate update for all customers, including, without limitation a rate levelization proposal to spread the proposed total rate increase over the three rate years, which would result in a change in revenue in UI Rate Year 1 of approximately $54 million. Litigation of the case is expected to take approximately one year with new rates expected to go into effect on or around September 2023. We cannot predict the outcome of this matter.
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
On May 6, 2021, in connection with its findings in the Tropical Storm Isaias docket, PURA issued a Notice of Violation to UI for allegedly failing to comply with standards of acceptable performance in emergency preparation or restoration of service in an emergency and with orders of the Authority, and for violations of accident reporting requirements. PURA assessed a civil penalty in the total amount of approximately $2 million. PURA held a hearing on this matter and, in an order dated July 14, 2021, reduced the civil penalty to approximately $1 million. UI filed an appeal of PURA’s decision with the Connecticut Superior Court. This appeal and the appeal of PURA’s decision on the Tropical Storm Isaias docket have been consolidated. Oral arguments were held on October 11, 2022, and on October 17, 2022, the court denied UI’s appeal and affirmed PURA’s decisions in their entirety. We cannot predict the outcome of this proceeding.
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

Regulatory assets as of September 30, 2022 and December 31, 2021, respectively, consisted of:

	September 30,	December 31,
As of	2022	2021
(Millions)
Pension and other post-retirement benefits cost deferrals	$322	$545
Pension and other post-retirement benefits	77	95
Storm costs	538	448
Rate adjustment mechanism	48	68
Revenue decoupling mechanism	41	68
Transmission revenue reconciliation mechanism	13	15
Contracts for differences	59	73
Hardship programs	29	24
Plant decommissioning	1	2
Deferred purchased gas	41	52
Deferred transmission expense	—	13
Environmental remediation costs	257	256
Debt premium	66	71
Unamortized losses on reacquired debt	21	23
Unfunded future income taxes	473	424
Federal tax depreciation normalization adjustment	138	142
Asset retirement obligation	21	20
Deferred meter replacement costs	54	46
COVID-19 cost recovery and late payment surcharge	21	21
Low income arrears forgiveness	33	—
Other	249	241
Total regulatory assets	2,502	2,647
Less: current portion	389	400
Total non-current regulatory assets	$2,113	$2,247
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
“Other” includes post-term amortization deferrals and various items subject to reconciliation including hedge losses and deferred property tax.

Regulatory liabilities as of September 30, 2022 and December 31, 2021, respectively, consisted of:

	September 30,	December 31,
As of	2022	2021
(Millions)
Energy efficiency portfolio standard	$29	$45
Gas supply charge and deferred natural gas cost	7	7
Pension and other post-retirement benefits cost deferrals	67	73
Carrying costs on deferred income tax bonus depreciation	13	23
Carrying costs on deferred income tax - Mixed Services 263A	4	7
2017 Tax Act	1,249	1,327
Rate Change Levelization	36	99
Revenue decoupling mechanism	24	13
Accrued removal obligations	1,190	1,192
Asset sale gain account	—	2
Economic development	21	26
Positive benefit adjustment	17	22
Theoretical reserve flow thru impact	4	6
Deferred property tax	18	22
Net plant reconciliation	12	16
Debt rate reconciliation	38	49
Rate refund – FERC ROE proceeding	36	35
Transmission congestion contracts	28	23
Merger-related rate credits	10	12
Accumulated deferred investment tax credits	22	24
Asset retirement obligation	18	18
Earning sharing provisions	14	13
Middletown/Norwalk local transmission network service collections	17	17
Low income programs	23	25
Non-firm margin sharing credits	24	15
New York 2018 winter storm settlement	2	5
Hedge Gains	82	19
Other	338	194
Total regulatory liabilities	3,343	3,329
Less: current portion	478	307
Total non-current regulatory liabilities	$2,865	$3,022
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
“Carrying costs on deferred income tax - Mixed Services 263(a)” represent the carrying costs benefit of increased accumulated deferred income taxes created by Section 263 (a) IRC. A portion of this balance is amortized through current rates, the remaining portion will be refunded in future periods through future rate cases. The amortization period in current rates is three years and began in 2020.
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
“Rate change levelization” adjusts the New York delivery rate increases across the three-year plan to avoid unnecessary spikes and offsetting dips in customer rates. A portion of this balance is amortized through current rates, the remaining portion will be refunded in future periods through future rate cases. The amortization period in current rates is five years and began in 2020.
“Revenue decoupling mechanism” represents the mechanism established to disassociate the utility's profits from its delivery/commodity sales.
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
“Merger-related rate credits” resulted from the acquisition of UIL. This is being used to moderate increases in rates. During the three and nine months ended September 30, 2022, $0 and $2 million, respectively, and $1 million and $2 million, respectively, for the three and nine months ended September 30, 2021 of rate credits were applied against customer bills.
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
As of both September 30, 2022 and December 31, 2021 restricted cash was $3 million, and is included in "Other Assets" on our condensed consolidated balance sheets.

The financial instruments measured at fair value as of September 30, 2022 and December 31, 2021, respectively, consisted of:

As of September 30, 2022	Level 1	Level 2	Level 3	Netting	Total
(Millions)
Equity investments with readily determinable fair values	$30	$13	$—	$—	$43
Derivative assets
Derivative financial instruments - power	$83	$26	$122	$(109)	$122
Derivative financial instruments - gas	21	54	3	(57)	21
Contracts for differences	—	—	2	—	2
Derivative financial instruments - Other	—	109	—	—	109
Total	$104	$189	$127	$(166)	$254
Derivative liabilities
Derivative financial instruments - power	$(24)	$(150)	$(229)	$261	$(142)
Derivative financial instruments - gas	—	(45)	(3)	48	—
Contracts for differences	—	—	(61)	—	(61)
Derivative financial instruments - Other	—	(120)	—	—	(120)
Total	$(24)	$(315)	$(293)	$309	$(323)

As of December 31, 2021	Level 1	Level 2	Level 3	Netting	Total
(Millions)
Equity investments with readily determinable fair values	$45	$15	$—	$—	$60
Derivative assets
Derivative financial instruments - power	$31	$39	$85	$(78)	$77
Derivative financial instruments - gas	4	34	9	(32)	15
Contracts for differences	—	—	2	—	2
Total	$35	$73	$96	$(110)	$94
Derivative liabilities
Derivative financial instruments - power	$(16)	$(137)	$(90)	$176	$(67)
Derivative financial instruments - gas	(1)	(22)	—	18	(5)
Contracts for differences	—	—	(75)	—	(75)
Derivative financial instruments - Other	—	(77)	—	—	(77)
Total	$(17)	$(236)	$(165)	$194	$(224)

The reconciliation of changes in the fair value of financial instruments based on Level 3 inputs for the three and nine months ended September 30, 2022 and 2021, respectively, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2022	2021	2022	2021
Fair Value Beginning of Period,	$(151)	$(20)	$(69)	$13
Gains recognized in operating revenues	17	5	69	40
(Losses) recognized in operating revenues	(17)	(14)	(79)	(33)
Total (losses) gains recognized in operating revenues	—	(9)	(10)	7
Gains recognized in OCI	(1)	—	2	1
(Losses) recognized in OCI	(13)	(18)	(105)	(65)
Total (losses) recognized in OCI	(14)	(18)	(103)	(64)
Net change recognized in regulatory assets and liabilities	5	4	14	9
Purchases	(4)	(14)	(5)	(18)
Settlements	(2)	(4)	7	(8)
Transfers out of Level 3 (a)	—	(1)	—	(1)
Fair Value as of September 30,	$(166)	$(62)	$(166)	$(62)
(Losses) gains for the period included in operating revenues attributable to the change in unrealized gains relating to financial instruments still held at the reporting date	$—	$(9)	$(10)	$7
(a)Transfers out of Level 3 were the result of increased observability of market data.
Level 3 Fair Value Measurement
The table below illustrates the significant sources of unobservable inputs used in the fair value measurement of our Level 3 derivatives and the variability in prices for those transactions classified as Level 3 derivatives.

As of September 30, 2022
Index	Avg.	Max.	Min.
NYMEX ($/MMBtu)	$4.17	$9.86	$2.27
AECO ($/MMBtu)	$3.06	$10.80	$1.53
Ameren ($/MWh)	$46.24	$225.62	$18.01
COB ($/MWh)	$57.46	$345.00	$9.15
ComEd ($/MWh)	$42.31	$222.49	$14.98
ERCOT N hub ($/MWh)	$47.08	$324.49	$13.66
ERCOT S hub ($/MWh)	$45.56	$320.63	$13.88
Indiana hub ($/MWh)	$48.82	$230.14	$20.74
Mid C ($/MWh)	$54.19	$325.00	$5.15
Minn hub ($/MWh)	$40.01	$183.54	$15.23
NoIL hub ($/MWh)	$42.00	$222.18	$14.64
PJM W hub ($/MWh)	$48.57	$227.60	$17.78
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

Range at
Unobservable Input	September 30, 2022
Risk of non-performance	1.08% - 1.46%
Discount rate	4.06% - 4.25%
Forward pricing ($ per KW-month)	$2.00 - $3.80
Fair Value of Debt
As of September 30, 2022 and December 31, 2021, debt consisted of first mortgage bonds, unsecured pollution control notes and other various non-current debt securities. The estimated fair value of debt was $7,350 million and $9,155 million as of September 30, 2022 and December 31, 2021, respectively. The estimated fair value was determined, in most cases, by discounting the future cash flows at market interest rates. The interest rates used to make these calculations take into account the credit ratings of the borrowers in each case. All debt is considered Level 2 within the fair value hierarchy.
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
(a) Networks activities
The tables below present Networks' derivative positions as of September 30, 2022 and December 31, 2021, respectively, including those subject to master netting agreements and the location of the net derivative positions on our condensed consolidated balance sheets:

As of September 30, 2022	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$97	$8	$15	$6
Derivative liabilities	(15)	(7)	(31)	(54)
	82	1	(16)	(48)
Designated as hedging instruments
Derivative assets	—	—	—	—
Derivative liabilities	—	—	—	—
	—	—	—	—
Total derivatives before offset of cash collateral	82	1	(16)	(48)
Cash collateral receivable	—	—	—	2
Total derivatives as presented in the balance sheet	$82	$1	$(16)	$(46)

As of December 31, 2021	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$29	$7	$12	$4
Derivative liabilities	(12)	(4)	(27)	(64)
	17	3	(15)	(60)
Designated as hedging instruments
Derivative assets	—	—	—	—
Derivative liabilities	—	—	(1)	—
	—	—	(1)	—
Total derivatives before offset of cash collateral	17	3	(16)	(60)
Cash collateral receivable	—	—	—	—
Total derivatives as presented in the balance sheet	$17	$3	$(16)	$(60)
The net notional volumes of the outstanding derivative instruments associated with Networks' activities as of September 30, 2022 and December 31, 2021, respectively, consisted of:

	September 30,	December 31,
As of	2022	2021
(Millions)
Wholesale electricity purchase contracts (MWh)	5.9	5.7
Natural gas purchase contracts (Dth)	9.7	9.4
Fleet fuel purchase contracts (Gallons)	—	2.0
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

The amounts for electricity hedge contracts and natural gas hedge contracts recognized in regulatory liabilities and assets as of September 30, 2022 and December 31, 2021 and amounts reclassified from regulatory assets and liabilities into income for the three and nine months ended September 30, 2022 and 2021 are as follows:

(Millions)	Loss or Gain Recognized in Regulatory Assets/Liabilities		Location of Loss (Gain) Reclassified from Regulatory Assets/Liabilities into Income	Loss (Gain) Reclassified from Regulatory Assets/Liabilities into Income
As of				Three Months Ended September 30,		Nine Months Ended September 30,
September 30, 2022	Electricity	Natural Gas	2022	Electricity	Natural Gas	Electricity	Natural Gas
Regulatory assets	$2	$—	Purchased power, natural gas and fuel used	$(49)	$—	$(113)	$(9)
Regulatory liabilities	$(60)	$(22)
December 31, 2021			2021
Regulatory assets	$—	$—	Purchased power, natural gas and fuel used	$(18)	$—	$(8)	$(1)
Regulatory liabilities	$(16)	$(3)
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
PURA has determined that costs associated with these CfDs will be fully recoverable by UI and CL&P through electric rates, and UI has deferred recognition of costs (a regulatory asset) or obligations (a regulatory liability), including carrying costs. For those CfDs signed by CL&P, UI records its approximate 20% portion pursuant to the cost-sharing agreement noted above. As of September 30, 2022, UI has recorded a gross derivative asset of $1 million ($0 of which is related to UI’s portion of the CfD signed by CL&P), a regulatory asset of $59 million, a gross derivative liability of $61 million ($59 million of which is related to UI’s portion of the CfD signed by CL&P) and a regulatory liability of $0. As of December 31, 2021, UI had recorded a gross derivative asset of $2 million ($0 of which is related to UI’s portion of the CfD signed by CL&P), a regulatory asset of $73 million, a gross derivative liability of $75 million ($72 million of which is related to UI’s portion of the CfD signed by CL&P) and a regulatory liability of $0.
The unrealized gains and losses from fair value adjustments to these derivatives, which are recorded in regulatory assets, for the three and nine months ended September 30, 2022 and 2021, respectively, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(Millions)
Derivative liabilities	$5	$4	$14	$9

Derivatives designated as hedging instruments
The effect of derivatives in cash flow hedging relationships on Other Comprehensive Income (OCI) and income for the three and nine months ended September 30, 2022 and 2021, respectively, consisted of:

Three Months Ended September 30,	Gain (Loss) Recognized in OCI on Derivatives (a)	Location of Loss Reclassified from Accumulated OCI into Income	Loss (Gain) Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2022
Interest rate contracts	$—	Interest expense	$1	$76
Commodity contracts	—	Purchased power, natural gas and fuel used	(1)	535
Total	$—		$—
2021
Interest rate contracts	$—	Interest expense	$1	$70
Foreign currency exchange contracts	(1)		—
Total	$(1)		$1

Nine Months Ended September 30,	Gain (Loss) Recognized in OCI on Derivatives (a)	Location of Loss Reclassified from Accumulated OCI into Income	Loss (Gain) Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2022
Interest rate contracts	$—	Interest expense	$3	$226
Commodity contracts	2	Purchased power, natural gas and fuel used	(3)	1,716
Total	$2		$—
2021
Interest rate contracts	$—	Interest expense	$3	$218
Commodity contracts	1	Purchased power, natural gas and fuel used	—	1,085
Foreign currency exchange contracts	(4)		—
Total	$(3)		$3
(a) Changes in accumulated OCI are reported on a pre-tax basis.
As of September 30, 2022 and December 31, 2021, the net loss in accumulated OCI related to previously settled forward starting swaps and accumulated amortization was $44 million and $47 million, respectively. Networks recorded net derivative losses related to discontinued cash flow hedges of $1 million and $3 million, for all the three and nine months ended September 30, 2022 and 2021, respectively. Networks will amortize approximately $1 million of discontinued cash flow hedges for the remainder of 2022.
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
The net notional volumes of outstanding derivative instruments associated with Renewables' activities as of September 30, 2022 and December 31, 2021, respectively, consisted of:

	September 30,	December 31,
As of	2022	2021
(MWh/Dth in millions)
Wholesale electricity purchase contracts	3	4
Wholesale electricity sales contracts	8	10
Natural gas and other fuel purchase contracts	15	20
Financial power contracts	7	9
Basis swaps – purchases	24	30
The fair values of derivative contracts associated with Renewables' activities as of September 30, 2022 and December 31, 2021, respectively, consisted of:

	September 30,	December 31,
As of	2022	2021
(Millions)
Wholesale electricity purchase contracts	$106	$36
Wholesale electricity sales contracts	(191)	(77)
Natural gas and other fuel purchase contracts	—	6
Financial power contracts	5	35
Total	$(80)	$—
On May 27, 2021, Renewables entered into a forward interest rate swap, with a total notional amount of $935 million, to hedge the issuance of forecasted variable rate debt. The forward interest rate swap is designated and qualifies as a cash flow hedge. As part of the financial close of Vineyard Wind 1 described in Note 19, this hedge was novated to the lending institutions and the notional value changed to $956 million. As of September 30, 2022 and December 31, 2021, the fair value of the interest rate swap was $109 million and $(58) million, respectively, as a non-current asset and non-current liability. The gain or loss on the interest rate swap is reported as a component of accumulated OCI and will be reclassified into earnings in the period or periods during which the related interest expense on the debt is incurred.
The tables below present Renewables' derivative positions as of September 30, 2022 and December 31, 2021, respectively, including those subject to master netting agreements and the location of the net derivative position on our condensed consolidated balance sheets:

As of September 30, 2022	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$71	$55	$66	$10
Derivative liabilities	(31)	(32)	(89)	(12)
	40	23	(23)	(2)
Designated as hedging instruments
Derivative assets	—	109	1	3
Derivative liabilities	—	(1)	(163)	(99)
	—	108	(162)	(96)
Total derivatives before offset of cash collateral	40	131	(185)	(98)
Cash collateral receivable	—	—	95	46
Total derivatives as presented in the balance sheet	$40	$131	$(90)	$(52)

As of December 31, 2021	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$29	$70	$52	$9
Derivative liabilities	(11)	(14)	(65)	(11)
	18	56	(13)	(2)
Designated as hedging instruments
Derivative assets	—	—	5	6
Derivative liabilities	—	—	(67)	(142)
	—	—	(62)	(136)
Total derivatives before offset of cash collateral	18	56	(75)	(138)
Cash collateral receivable	—	—	27	57
Total derivatives as presented in the balance sheet	$18	$56	$(48)	$(81)
Derivatives not designated as hedging instruments
The effects of trading and non-trading derivatives associated with Renewables' activities for the three and nine months ended September 30, 2022, consisted of:

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Trading	Non-trading	Total amount per income statement	Trading	Non-trading	Total amount per income statement
(Millions)
Operating Revenues
Wholesale electricity purchase contracts	$1	$3		$2	$3
Wholesale electricity sales contracts	(4)	(21)		2	(31)
Financial power contracts	(3)	1		(5)	(40)
Financial and natural gas contracts	(1)	(4)		(1)	(25)
Total (loss) gain included in operating revenues	$(7)	$(21)	$1,838	$(2)	$(93)	$5,765

Purchased power, natural gas and fuel used
Wholesale electricity purchase contracts	$—	$12		$—	$65
Financial power contracts	—	1		—	—
Financial and natural gas contracts	—	(8)		—	13
Total gain included in purchased power, natural gas and fuel used	$—	$5	$535	$—	$78	$1,716
Total Loss	$(7)	$(16)		$(2)	$(15)

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
Derivatives designated as hedging instruments
The effect of derivatives in cash flow hedging relationships on accumulated OCI and income for the three and nine months ended September 30, 2022 and 2021, respectively, consisted of:

Three Months Ended June 30,	(Loss) Gain Recognized in OCI on Derivatives (a)	Location of (Gain) Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2022
Interest rate contracts	40	Interest Expense	—	$76
Commodity contracts	(33)	Operating revenues	22	$1,838
Total	$7		$22
2021
Interest rate contracts	(18)	Interest Expense	—	$70
Commodity contracts	(78)	Operating revenues	1	$1,598
Total	$(96)		$1

Nine Months Ended September 30,	(Loss) Gain Recognized in OCI on Derivatives (a)	Location of (Gain) Reclassified from Accumulated OCI into Income	Loss (Gain) Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2022
Interest rate contracts	167	Interest Expense	—	$226
Commodity contracts	(163)	Operating revenues	41	$5,765
Total	$4		$41
2021
Interest rate contracts	(50)	Interest expense	—	$218
Commodity contracts	(170)	Operating revenues	(5)	$5,041
Total	$(220)		$(5)
(a) Changes in OCI are reported on a pre-tax basis.
Amounts are reclassified from accumulated OCI into income in the period during which the transaction being hedged affects earnings or when it becomes probable that a forecasted transaction being hedged would not occur. Notwithstanding future changes in prices, approximately $162 million of losses included in accumulated OCI at September 30, 2022, are expected to be reclassified into earnings within the next twelve months. For all of the three and nine months ended September 30, 2022 and 2021, we did not record any net derivative losses related to discontinued cash flow hedges.
(c) Interest rate contracts
AVANGRID uses financial derivative instruments from time to time to alter its fixed and floating rate debt balances or to hedge fixed rates in anticipation of future fixed rate issuances.
As of September 30, 2022 and December 31, 2021, the net loss in accumulated OCI related to previously settled interest rate contracts was $41 million and $48 million, respectively. For both the three and nine months ended September 30, 2022 and 2021, we amortized into income $2 million and $7 million, respectively, of the loss related to settled interest rate contracts. We will amortize approximately $2 million of the net loss on the interest rate contracts for the remainder of 2022.
The effect of derivatives in cash flow hedging relationships on accumulated OCI for the three and nine months ended September 30, 2022 and 2021, respectively, consisted of:

Three Months Ended September 30,	Loss Recognized in OCI on Derivatives (a)	Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2022
Interest rate contracts	$—	Interest expense	$2	$76
2021
Interest rate contracts	$—	Interest expense	$2	$70

Nine Months Ended September 30,	Loss Recognized in OCI on Derivatives (a)	Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2022
Interest rate contracts	$—	Interest expense	$7	$226
2021
Interest rate contracts	$—	Interest expense	$7	$218
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

The effects on our consolidated financial statements as of and for the three and nine months ended September 30, 2022 and 2021, respectively, are as follows:

	Fair value of hedge	Location of Loss Recognized in Income Statement	Loss Recognized in Income Statement		Total per Income Statement
(Millions)	As of September 30, 2022		Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Current Liabilities	$(21)	Interest Expense	$3	$1	$76	$226
Non-current liabilities	$(94)

	Cumulative effect on hedged debt
Current debt	$21
Non-current debt	$94

	Fair value of hedge	Location of (Gain) Recognized in Income Statement	(Gain) Recognized in Income Statement		Total per Income Statement
(Millions)	As of December 31, 2021		Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Current Liabilities	$—	Interest Expense	$(1)	$(1)	$70	$218
Non-current liabilities	$(19)

	Cumulative effect on hedged debt
Current debt	$—
Non-current debt	$19
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
The wholesale power supply agreements of UI contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit ratings on senior debt were to fall below investment grade. If such an event had occurred as of September 30, 2022, UI would have had to post an aggregate of approximately $28 million in collateral.
We have various master netting arrangements in the form of multiple contracts with various single counterparties that are subject to contractual agreements that provide for the net settlement of all contracts through a single payment. Those arrangements reduce our exposure to a counterparty in the event of a default on or termination of any single contract. For financial statement presentation purposes, we offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim or the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. As of September 30, 2022 and December 31, 2021, the amount of cash collateral under master netting arrangements that have not been offset against net derivative positions was $68 million and $67 million, respectively. Derivative instruments settlements and collateral payments are included throughout the “Changes in operating assets and liabilities” section of operating activities in our condensed consolidated statements of cash flows.
Certain of our derivative instruments contain provisions that require us to maintain an investment grade credit rating on our debt from each of the major credit rating agencies. If our debt were to fall below investment grade, we would be in violation of those provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit risk related contingent features that are in a liability position as of September 30, 2022 was $2 million, for which we have posted collateral.
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
CMP and UI reserved for refunds for Complaints I, II and III consistent with the FERC’s March 3, 2015 decision in Complaint I. Refunds were provided to customers for Complaint I. The CMP and UI total reserve associated with Complaints II and III is $27 million and $8 million, respectively, as of September 30, 2022, which has not changed since December 31, 2021, except for the accrual of carrying costs. If adopted as final by the FERC, the impact of the initial decision by the FERC administrative law judge would be an additional aggregate reserve for Complaints II and III of $17 million, which is based upon currently available information for these proceedings.
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
On November 21, 2019, the FERC issued rulings on two complaints challenging the base return on equity for Midcontinent Independent System Operator, or MISO transmission owners. These rulings established a new zone of reasonableness based on equal weighting of the discounted-cash-flow (DCF) and capital-asset pricing model (CAPM) for establishing the base return on equity. This resulted in a base return on equity of 9.88% as the midpoint of the zone of reasonableness. Various parties requested rehearing on this decision, which was granted. On May 21, 2020, FERC issued a ruling, which, among other things, adjusted the methodology to determine the MISO transmission owners’ ROE, resulting in an increase in ROE from 9.88% to 10.02% by utilizing the risk premium model (RPM) in addition to the DCF model and CAPM under both prongs of Section 206 of the FPA, and calculated the zone of reasonableness into equal thirds rather than employing the quartile approach. Parties to these orders affecting the MISO transmission owners base ROE petitioned for their review at the D.C. Circuit Court of Appeals in January 2021. The NETO’s submitted an amici curia brief in support of the MISO transmission owners’ on March 17, 2021. On August 9, 2022, the D.C. Circuit Court vacated FERC’s orders and remanded the matter back to FERC. The D.C. Circuit Court held that FERC failed to offer a reasoned explanation for its decision to reintroduce the RPM after initially, and forcefully, rejecting it and that because FERC adopted that significant portion of its model in an arbitrary and capricious fashion, the new ROE produced by that model cannot stand. We cannot predict the potential impact the MISO transmission owners' ROE proceeding may have in establishing a precedent for the NETO’s pending four Complaints.
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
Guarantee Commitments to Third Parties
As of September 30, 2022, we had approximately $614 million of standby letters of credit, surety bonds, guarantees and indemnifications outstanding. We also provided a guaranty related to Renewables' commitment to contribute equity to Vineyard Wind as described in Note 19, which is in addition to the amounts above. These instruments provide financial assurance to the business and trading partners of AVANGRID, its subsidiaries and equity method investees in their normal course of business. The instruments only represent liabilities if AVANGRID or its subsidiaries fail to deliver on contractual obligations. We therefore believe it is unlikely that any material liabilities associated with these instruments will be incurred and, accordingly, as of September 30, 2022, neither we nor our subsidiaries have any liabilities recorded for these instruments.
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
We have recorded an estimated liability of $7 million related to ten of the twenty-six sites. We have paid remediation costs related to the remaining sixteen sites and do not expect to incur additional liabilities. Additionally, we have recorded an estimated liability of $10 million related to another twelve sites where we believe it is probable that we will incur remediation and/or monitoring costs, although we have not been notified that we are among the potentially responsible parties or that we are regulated under State Resource Conservation and Recovery Act programs. It is possible the ultimate cost to remediate these sites may be significantly more than the accrued amount. As of September 30, 2022, our estimate for costs to remediate these sites ranges from $15 million to $23 million. Factors affecting the estimated remediation amount include the remedial action plan selected, the extent of site contamination, and the allocation of the clean-up costs.
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
As of September 30, 2022, our estimate for all costs related to investigation and remediation of the fifty-three sites ranges from $167 million to $267 million. Our estimate could change materially based on facts and circumstances derived from site investigations, changes in required remedial actions, changes in technology relating to remedial alternatives and changes to current laws and regulations.
Certain of our Connecticut and Massachusetts regulated gas companies own or have previously owned properties where MGPs had historically operated. MGP operations have led to contamination of soil and groundwater with petroleum hydrocarbons, benzene and metals, among other things, at these properties, the regulation and cleanup of which is regulated by the federal Resource Conservation and Recovery Act as well as other federal and state statutes and regulations. Each of the companies has or had an ownership interest in one or more such properties contaminated as a result of MGP-related activities. Under the existing regulations, the cleanup of such sites requires state and at times, federal, regulators’ involvement and approval before cleanup can commence. In certain cases, such contamination has been evaluated, characterized and remediated. In other cases, the sites have been evaluated and characterized, but not yet remediated. Finally, at some of these sites, the scope of the contamination has not yet been fully characterized; as of September 30, 2022, no liability was recorded related to these sites and no amount of loss, if any, can be reasonably estimated at this time. In the past, the companies have received approval for the recovery of MGP-related remediation expenses from customers through rates and will seek recovery in rates for ongoing MGP-related remediation expenses for all of their MGP sites.
As of September 30, 2022 and December 31, 2021, the liability associated with our MGP sites in Connecticut was $114 million and $113 million, respectively, the remediation costs of which could be significant and will be subject to a review by PURA as to whether these costs are recoverable in rates.
As of September 30, 2022 and December 31, 2021, our total recorded liability to investigate and perform remediation at all known inactive MGP sites discussed above and other sites was $297 million and $303 million, respectively. We recorded a corresponding regulatory asset, net of insurance recoveries and the amount collected from FirstEnergy, as described below, because we expect to recover the net costs in rates. Our environmental liability accruals are recorded on an undiscounted basis and are expected to be paid through the year 2055.
FirstEnergy
NYSEG and RG&E each sued FirstEnergy under the Comprehensive Environmental Response, Compensation, and Liability Act to recover environmental cleanup costs at certain former MGP sites, which are included in the discussion above. In 2011, the District Court issued a decision and order in NYSEG’s favor, which was upheld on appeal, requiring FirstEnergy to pay NYSEG for past and future clean-up costs at the sixteen sites in dispute. In 2008, the District Court issued a decision and order in RG&E's favor requiring FirstEnergy to pay RG&E for past and future clean-up costs at the two MGP sites in dispute. FirstEnergy remains liable for a substantial share of clean up expenses at the MGP sites. Based on projections as of September 30, 2022, FirstEnergy’s share of clean-up costs owed to NYSEG & RG&E is estimated at approximately $11 million and $7 million, respectively. These amounts are being treated as contingent assets and have not been recorded as either a receivable or a decrease to the environmental provision. Any recovery will be flowed through to NYSEG and RG&E customers, as applicable.
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
As of September 30, 2022 and December 31, 2021, the amount reserved related to English Station was $21 million and $22 million, respectively. Since inception, we have recorded $35 million to the reserve which has been offset with cash payments over time. We cannot predict the outcome of this matter.
Note 10. Post-retirement and Similar Obligations
We made $21 million of pension contributions for both the three and nine months ended September 30, 2022. We expect to make additional contributions of $2 million for the remainder of 2022.

The components of net periodic benefit cost for pension benefits for the three and nine months ended September 30, 2022 and 2021, respectively, consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(Millions)
Service cost	$6	$10	$21	$30
Interest cost	10	22	27	66
Expected return on plan assets	(20)	(50)	(71)	(151)
Amortization of:
Prior service costs	—	—	1	1
Actuarial loss	11	29	40	88
Curtailment Charge	(1)	—	(24)	—
Net Periodic Benefit Cost	$6	$11	$(6)	$34
The components of net periodic benefit cost for postretirement benefits for the three and nine months ended September 30, 2022 and 2021, respectively, consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(Millions)
Service cost	$1	$1	$2	$2
Interest cost	3	2	8	7
Expected return on plan assets	(1)	(2)	(4)	(5)
Amortization of:
Prior service costs	(1)	(1)	(1)	(4)
Actuarial loss	(1)	—	(3)	1
Net Periodic Benefit Cost	$1	$—	$2	$1
In March 2022 the AVANGRID board approved plan amendments to freeze pension benefit accruals and contribution credits for Networks non-union employees effective June 30, 2022. The balance sheet impact from these amendments was a reduction in pension liabilities and regulatory assets of approximately $200 million at March 31, 2022. The plan changes resulted in a curtailment charge credit of $24 million. Our expected rate of return on assets (EROA) was updated for certain plans based on our de-risking glide-path model. This approach reduces investment risk as the plan’s funded status improves, resulting in our weighted average EROA for 2022 declining from 6.3% used in the first quarter calculation of pension costs to 5.9%, which will be used for the remainder of the year.
Note 11. Equity
As of both September 30, 2022 and December 31, 2021, we had 112,543 shares of common stock held in trust and no convertible preferred shares outstanding. During both the three and nine months ended September 30, 2022, we released 0 shares of common stock held in trust. During the three and nine months ended September 30, 2021, we released 0 and 292,594 shares of common stock held in trust, respectively.
We maintain a repurchase agreement with J.P. Morgan Securities, LLC. (JPM), pursuant to which JPM will, from time to time, acquire, on behalf of AVANGRID, shares of common stock of AVANGRID. The purpose of the stock repurchase program is to allow AVANGRID to maintain Iberdrola's relative ownership percentage of approximately 81.5%. The stock repurchase program may be suspended or discontinued at any time upon notice. As of September 30, 2022, a total of 997,983 shares have been repurchased in the open market, all of which are included as AVANGRID treasury shares. The total cost of all repurchases, including commissions, was $47 million as of September 30, 2022.

Accumulated Other Comprehensive Loss
Accumulated Other Comprehensive Loss for the three and nine months ended September 30, 2022 and 2021, respectively, consisted of:

	As of June 30,	Three Months Ended September 30,	As of September 30,	As of June 30,	Three Months Ended September 30,	As of September 30,
	2022	2022	2022	2021	2021	2021
(Millions)
Change in revaluation of defined benefit plans	$(10)	$—	$(10)	$(12)	$—	$(12)
(Loss) gain on nonqualified pension plans	(19)	—	(19)	(20)	—	(20)
Unrealized (loss) gain from equity method investment, net of income tax (benefit) expense of $(5) for 2022 and $1 for 2021 (a)	2	(13)	(11)	(3)	(6)	(9)
Unrealized (loss) gain during period on derivatives qualifying as cash flow hedges, net of income tax expense (benefit) of $1 for 2022 and $(23) for 2021	(194)	3	(191)	(135)	(73)	(208)
Reclassification to net income of losses on cash flow hedges, net of income tax expense (benefit) expense of $7 for 2022 and $(2) for 2021 (b)	(15)	19	4	(39)	5	(34)
(Loss) Gain on derivatives qualifying as cash flow hedges	(209)	22	(187)	(174)	(68)	(242)
Accumulated Other Comprehensive Loss	$(236)	$9	$(227)	$(209)	$(74)	$(283)

	As of December 31,	Nine Months Ended September 30,	As of September 30,	As of December 31,	Nine Months Ended September 30,	As of September 30,
	2021	2022	2022	2020	2021	2021
(Millions)
Change in revaluation of defined benefit plans	$(10)	$—	$(10)	$(12)	$—	$(12)
(Loss) gain on nonqualified pension plans, net of income tax expense of $3 for 2022	(28)	9	(19)	(20)	—	(20)
Unrealized loss from equity method investment, net of income tax benefit of $(1) for 2022 and $(3) for 2021 (a)	$(9)	$(2)	$(11)	$—	$(9)	$(9)
Unrealized loss during period on derivatives qualifying as cash flow hedges, net of income tax expense (benefit) of $1 for 2022 and $(49) for 2021	(194)	3	(191)	(35)	(173)	(208)
Reclassification to net income of losses on cash flow hedges, net of income tax expense (benefit) of $13 for 2022 and $(6) for 2021 (b)	(32)	36	4	(44)	10	(34)
(Loss) Gain on derivatives qualifying as cash flow hedges	(226)	39	(187)	(79)	(163)	(242)
Accumulated Other Comprehensive Loss	$(273)	$46	$(227)	$(111)	$(172)	$(283)
(a)    Foreign currency and interest rate contracts.
(b)    Reclassification is reflected in the operating expenses and interest expense, net of capitalization and line items in our condensed consolidated statements of income.
Note 12. Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to AVANGRID by the weighted-average number of shares of our common stock outstanding. During the three and nine months ended September 30, 2022 and 2021, while we did have securities that were dilutive, these securities did not result in a change in our earnings per share calculations for both three and nine months ended September 30, 2022 and 2021.

The calculations of basic and diluted earnings per share attributable to AVANGRID, for the three and nine months ended September 30, 2022 and 2021, respectively, consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(Millions, except for number of shares and per share data)
Numerator:
Net income attributable to AVANGRID	$105	$111	$734	$543
Denominator:
Weighted average number of shares outstanding - basic	386,736,774	387,321,484	386,724,035	348,264,388
Weighted average number of shares outstanding - diluted	387,280,621	387,676,085	387,200,882	348,714,535
Earnings per share attributable to AVANGRID
Earnings Per Common Share, Basic	$0.27	$0.29	$1.90	$1.56
Earnings Per Common Share, Diluted	$0.27	$0.29	$1.90	$1.56
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

Segment information as of and for the three and nine months ended September 30, 2022, consisted of:

Three Months Ended September 30, 2022	Networks	Renewables	Other (a)	AVANGRID Consolidated
(Millions)
Revenue - external	$1,546	$293	$(1)	$1,838
Revenue - intersegment	—	—	—	—
Depreciation and amortization	166	113	—	279
Operating income (loss)	141	(27)	(2)	112
Earnings (losses) from equity method investments	3	(1)	—	2
Interest expense, net of capitalization	60	2	14	76
Income tax expense (benefit)	13	(56)	(7)	(50)
Adjusted net income	$89	$45	$(13)	$122

Nine Months Ended September 30, 2022	Networks	Renewables	Other (a)	AVANGRID Consolidated
(Millions)
Revenue - external	$4,944	$821	$—	$5,765
Revenue - intersegment	1	—	(1)	—
Depreciation and amortization	491	319	1	811
Operating income (loss)	660	(17)	(8)	635
Earnings from equity method investments	8	253	—	261
Interest expense, net of capitalization	171	8	47	226
Income tax expense (benefit)	65	(35)	(16)	14
Adjusted net income	471	322	(44)	749
Capital expenditures	1,315	617	8	1,940
As of September 30, 2022
Property, plant and equipment	19,479	10,912	15	30,406
Equity method investments	163	253	—	416
Total assets	$27,150	$13,278	$(521)	$39,907
(a) Includes Corporate and intersegment eliminations.

Segment information for the three and nine months ended September 30, 2021 and as of December 31, 2021, consisted of:

Three Months Ended September 30, 2021	Networks	Renewables	Other (a)	AVANGRID Consolidated
(Millions)
Revenue - external	$1,357	$243	$(2)	$1,598
Revenue - intersegment	—	—	—	—
Depreciation and amortization	156	103	—	259
Operating income (loss)	158	(18)	(2)	138
Earnings (losses) from equity method investments	3	(4)	—	(1)
Interest expense, net of capitalization	51	—	19	70
Income tax expense (benefit)	8	(26)	(6)	(24)
Adjusted net income	$130	$18	$(15)	$133

Nine Months Ended September 30, 2021	Networks	Renewables	Other (a)	AVANGRID Consolidated
(Millions)
Revenue - external	$4,148	$894	$(1)	$5,041
Revenue - intersegment	1	—	(1)	—
Depreciation and amortization	461	294	1	756
Operating income (loss)	618	58	(1)	675
Earnings (losses) from equity method investments	10	(6)	—	4
Interest expense, net of capitalization	157	—	61	218
Income tax expense (benefit)	74	(56)	(18)	—
Adjusted net income	467	182	(39)	609
Capital expenditures	1,512	385	—	1,897
As of December 31, 2021
Property, plant and equipment	18,737	10,118	11	28,866
Equity method investments	148	412	—	560
Total assets	$26,126	$12,578	$800	$39,504
(a) Includes Corporate and intersegment eliminations.
Reconciliation of Adjusted Net Income to Net Income attributable to AVANGRID for the three and nine months ended September 30, 2022 and 2021, respectively, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(Millions)
Adjusted Net Income Attributable to Avangrid, Inc.	$122	$133	$749	$609
Adjustments:
Mark-to-market earnings - Renewables (1)	(22)	(9)	(17)	(50)
Impact of COVID-19 (2)	—	(19)	(2)	(33)
Merger costs (3)	(1)	(3)	(3)	(6)
Income tax impact of adjustments	6	8	6	24
Net Income Attributable to Avangrid, Inc.	$105	$111	$734	$543
(1)Mark-to-market earnings relates to earnings impacts from changes in the fair value of Renewables' derivative instruments associated with electricity and natural gas.
(2)Represents costs incurred in connection with the COVID-19 pandemic, mainly related to bad debt provisions.
(3)Pre-merger costs incurred.

Note 14. Related Party Transactions
We engage in related party transactions that are generally billed at cost and in accordance with applicable state and federal commission regulations.
Related party transactions for the three and nine months ended September 30, 2022 and 2021, respectively, consisted of:

Three Months Ended September 30,	2022		2021
(Millions)	Sales To	Purchases From	Sales To	Purchases From
Iberdrola, S.A.	$—	$(12)	$—	$(14)
Iberdrola Renovables Energía, S.L.	$—	$(2)	$—	$(3)
Iberdrola Financiación, S.A.	$—	$(3)	$—	$(4)
Vineyard Wind	$2	$—	$4	$—
Iberdrola Solutions	$—	$—	$(1)	$—
Other	$—	$(1)	$—	$(1)

Nine Months Ended September 30,	2022		2021
(Millions)	Sales To	Purchases From	Sales To	Purchases From
Iberdrola, S.A.	$—	$(34)	$—	$(41)
Iberdrola Renovables Energía, S.L.	$—	$(7)	$—	$(8)
Iberdrola Financiación, S.A.	$—	$(8)	$—	$(7)
Vineyard Wind	$5	$—	$12	$—
Iberdrola Solutions	$—	$—	$7	$(39)
Other	$—	$(2)	$1	$(2)
Related party balances as of September 30, 2022 and December 31, 2021, respectively, consisted of:

As of	September 30, 2022		December 31, 2021
(Millions)	Owed By	Owed To	Owed By	Owed To
Iberdrola	$1	$(32)	$3	$(43)
Iberdrola Financiación, S.A.	$—	$(6)	$—	$(9)
Vineyard Wind	$2	$—	$8	$(8)
Iberdrola Solutions	$—	$(2)	$—	$(2)
Other	$1	$(8)	$—	$(1)
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
We have a bi-lateral demand note agreement with Iberdrola Solutions, LLC, which had notes payable balance of $2 million as of both September 30, 2022 and December 31, 2021. Renewables had financial forward power contracts with Iberdrola Solutions to hedge Renewables' merchant wind exposure in Texas that were settled in 2021.
There have been no guarantees provided or received for any related party receivables or payables. These balances are unsecured and are typically settled in cash. Interest is not charged on regular business transactions but is charged on outstanding loan balances. There have been no impairments or provisions made against any affiliated balances.
AVANGRID optimizes its liquidity position as part of the Iberdrola Group and is a party to a liquidity agreement with a financial institution, along with certain members of the Iberdrola Group. Cash surpluses remaining after meeting the liquidity requirements of AVANGRID and its subsidiaries may be deposited at the financial institution. Deposits, or credit balances, serve as collateral against the debit balances of other parties to the liquidity agreement. The balance at both September 30, 2022 and December 31, 2021, was $0.
AVANGRID has a credit facility with Iberdrola Financiacion, S.A.U., a company of the Iberdrola Group. The facility has a limit of $500 million and matures on June 18, 2023. AVANGRID pays a facility fee of 10.5 basis points annually on the facility. As of September 30, 2022 and December 31, 2021, there was no outstanding amount under this credit facility.

See Note 19 - Equity Method Investments for more information on Vineyard Wind, LLC (Vineyard Wind).
Note 15. Other Financial Statement Items
Accounts receivable and unbilled revenue, net
Accounts receivable and unbilled revenues, net as of September 30, 2022 and December 31, 2021 consisted of:

As of	September 30, 2022	December 31, 2021
(Millions)
Trade receivables and unbilled revenues	$1,486	$1,420
Allowance for credit losses	(143)	(151)
Accounts receivable and unbilled revenues, net	$1,343	$1,269
The change in the allowance for credit losses for the three and nine months ended September 30, 2022 and 2021 consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2022	2021	2022	2021
As of Beginning of Period,	$142	$150	$151	$108
Current period provision	45	41	68	106
Write-off as uncollectible	(44)	(17)	(76)	(40)
As of September 30,	$143	$174	$143	$174
The Deferred Payment Arrangements (DPA) receivable balance was $105 million and $108 million at September 30, 2022 and December 31, 2021, respectively. The allowance for credit losses for DPAs at September 30, 2022 and December 31, 2021 was $69 million and $68 million respectively. Furthermore, the change in the allowance for credit losses associated with the DPAs for the three and nine months ended September 30, 2022 was $(14) million and $1 million, respectively, and for the three and nine months ended September 30, 2021, was $7 million and $21 million, respectively.
Prepayments and other current assets
Included in prepayments and other current assets are $211 million and $95 million of prepaid other taxes as of September 30, 2022 and December 31, 2021, respectively.
Property, plant and equipment and intangible assets
The accumulated depreciation and amortization as of September 30, 2022 and December 31, 2021, respectively, were as follows:

	September 30,	December 31,
As of	2022	2021
(Millions)
Property, plant and equipment
Accumulated depreciation	$11,302	$10,589
Intangible assets
Accumulated amortization	$328	$317
As of September 30, 2022 and 2021, accrued liabilities for property, plant and equipment additions were $200 million and $367 million, respectively.
In November 2021, Maine voters approved, by virtue of a referendum, L.D. 1295 (I.B. 1) (130th Legis. 2021), “An Act To Require Legislative Approval of Certain Transmission Lines, Require Legislative Approval of Certain Transmission Lines and Facilities and Other Projects on Public Reserved Lands and Prohibit the Construction of Certain Transmission Lines in the Upper Kennebec Region” (the “Initiative”), which per its terms effectively prohibits the construction of the NECEC project. Subsequently, in November 2021, Networks and NECEC Transmission LLC filed a lawsuit challenging the constitutionality of the Initiative and requested injunctive relief preventing retroactive enforcement of the Initiative to the NECEC project, including a preliminary injunction preventing retroactive enforcement during the pendency of the lawsuit. At December 31, 2021, an indicator of impairment was identified and we performed a test of recoverability using estimated undiscounted expected project cash flows and compared to our estimated project costs and determined no impairment loss was required. In August 2022, the Maine Law Court ruled that the Initiative provisions requiring legislative approval for the construction of any high impact transmission line anywhere in Maine and prohibiting high impact transmission lines in the Upper Kennebec Region would infringe on NECEC’s constitutionally protected vested rights if NECEC Transmission LLC can demonstrate it engaged in substantial construction of the project in good-faith reliance. The Maine Law Court remanded this factual issue to the Maine Business & Consumer Court with guidance regarding how to conduct the vested rights analysis. The proceedings are ongoing before the Business & Consumer Court. On October 21, 2022, the Maine Business & Consumer Court denied NECEC Transmission LLC’s request for a preliminary injunction to prevent retroactive enforcement during the pendency of the lawsuit These developments did not require an updated test of recoverability at September 30, 2022, due to the lack of substantive developments since our 2021 test of recoverability, and no impairment loss was recorded. The outcome of these ongoing legal proceedings could have an adverse effect on the success of the NECEC project indicating that the carrying amount may not be recoverable. We cannot predict the outcome of these proceedings and the results of such evaluation, if any. As of September 30, 2022 and December 31, 2021, we have capitalized approximately $583 million and $546 million, respectively, for the NECEC project.
Debt
Commercial Paper
As of September 30, 2022 and December 31, 2021, there was $371 million and $0 of commercial paper outstanding, respectively.
Long-term debt issuance
On January 31, 2022, UI issued $150 million aggregate principal amount of unsecured notes maturing in 2032 at a fixed interest rate of 2.25%.
On April 6, 2022, NYSEG issued $67 million aggregate principal amount of Pollution Control Bonds maturing in 2028. The bonds bear a 4.00% fixed coupon and were priced at 104.15% to yield 3.30%.
Supplier Financing Arrangements
We operate a supplier financing arrangement. We arranged for the extension of payment terms with some suppliers, which could elect to be paid by a financial institution earlier than maturity under supplier financing arrangements. Due to the interest cost associated with these arrangements, the balances are classified as "Notes payable" on our consolidated balance sheets. The balance relates to capital expenditures and, therefore, is treated as non-cash activity, and is reported under financing activity of the consolidated statement of cash flows when the balance is paid. As of September 30, 2022 and December 31, 2021, the amount of notes payable under supplier financing arrangements was $131 million and $161 million, respectively. As of September 30, 2022 and December 31, 2021, the weighted average interest rate on the balance was 4.26% and 0.82%, respectively.
Other current liabilities
Included in other current liabilities are $213 million and $204 million of advances received as of September 30, 2022 and December 31, 2021, respectively.
Note 16. Income Tax Expense
The effective tax rates, inclusive of federal and state income tax, for the three and nine months ended September 30, 2022, were (89.3)% and 2.0%, respectively. The effective tax rates for the three and nine months ended September 30, 2022, are below the federal statutory tax rate of 21%, primarily due to the recognition of production tax credits associated with wind production, the effect of the excess deferred tax amortization resulting from the Tax Act, the equity component of allowance for funds used during construction, and the release of our federal valuation allowance in the third quarter of 2022 as a result of the Inflation Reduction Act enacted in August 2022 that will permit us to utilize tax attributes that were previously expected to expire, partially offset by the tax on gain from the offshore joint venture restructuring transaction (see Note 19 for further details on the transaction).
The effective tax rates, inclusive of federal and state income tax, for the three and nine months ended September 30, 2021, were (30.0)% and 0.0%, respectively. The effective tax rates for the three and nine months ended September 30, 2021 are below the federal statutory tax rate of 21%, primarily due to the recognition of production tax credits associated with wind production, the effect of the excess deferred tax amortization resulting from the Tax Act and the equity component of allowance for funds used during construction.
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
During the nine months ended September 30, 2022, 142,735 additional PSUs were granted to certain officers and employees of AVANGRID. The PSUs will vest upon achievement of certain performance and market-based metrics for the 2021 to 2022 performance period and will be payable in three equal installments, net of applicable taxes, in 2023, 2024 and 2025. The fair value of the PSUs on the grant date was $36.22 per share. The fair value of the PSUs was determined using valuation techniques to forecast possible future stock prices, applying a weighted average historical stock price volatility of AVANGRID and industry companies, a risk-free rate of interest that is equal, as of the grant date, to the yield of the zero-coupon U.S. Treasury bill and a reduction for the respective dividend yield calculated based on the most recently quarterly dividend payment and the stock price as of the grant date.
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
In February 2022, 9,000 Phantom Shares were granted to certain AVANGRID executives and employees. These awards vest in three equal installments in 2022 - 2024 and will be settled in a cash amount equal to the number of Phantom Shares multiplied by the closing share price of AVANGRID’s common stock on the respective vesting dates, subject to continued employment. The liability of these awards is measured based on the closing share price of AVANGRID’s common stock at each reporting date until the date of settlement. In August 2022, $0.1 million was paid to settle the first installment under this plan.
As of September 30, 2022 and December 31, 2021, the total liability was $0 and $2 million, respectively, which is included in other current liabilities.
The total stock-based compensation expense, which is included in "Operations and maintenance" in our condensed consolidated statements of income, for the three and nine months ended September 30, 2022 was $2 million and $10 million, respectively, and for the three and nine months ended September 30, 2021 was $5 million and $14 million, respectively.
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
On April 29, 2022, we closed on a TEF agreement, receiving $14 million from a tax equity investor related to the Lund Hill solar farm that reached partial mechanical completion on the same date. A further investment from our investor is expected shortly after the project’s commercial operations in the estimated amount of $58 million, expected in November. Lund Hill is owned by Solis Solar Power I, LLC (Solis I).
In June 2022 we received an additional $109 million from a tax equity investor for the addition of Golden Hill wind farms under Aeolus Wind Power VIII, LLC (Aeolus VIII). Montague solar was contributed to Aeolus VIII at the same time, with a future investment from our investor in the estimated amount of $87 million expected after Montague solar project reaches commercial operations, expected in the second quarter of 2023.
The assets and liabilities of the VIEs totaled approximately $2,802 million and $576 million, respectively, at September 30, 2022. As of December 31, 2021, the assets and liabilities of VIEs totaled approximately $2,039 million and $119 million, respectively. At September 30, 2022 and December 31, 2021, the assets and liabilities of the VIEs consisted primarily of property, plant and equipment.
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
At September 30, 2022, El Cabo Wind, LLC (El Cabo), Patriot Wind Farm LLC (Patriot), Aeolus Wind Power VII, LLC (Aeolus VII), Aeolus VIII, and Solis I are our consolidated VIEs.
Our El Cabo, Patriot, Aeolus VII, Aeolus VIII, and Solis I interests are not subject to any rights of investors that may restrict our ability to access or use the assets or to settle any existing liabilities associated with the interests.
See Note 19 - Equity Method Investments for information on our VIE we do not consolidate.
Note 19. Equity Method Investments
Renewables holds a 50% voting interest in Vineyard Wind, LLC (Vineyard Wind), a joint venture with Copenhagen Infrastructure Partners (CIP). Prior to a restructuring transaction that took place on January 10, 2022, Vineyard Wind acquired easements from the U.S. Bureau of Ocean Energy Management (BOEM) containing the rights to develop offshore wind generation. The first easement area acquired was Lease Area 501 which contains 166,886 acres located southeast of Martha's Vineyard. Lease Area 501 was subsequently divided in 2021 creating Lease Area 534. In 2018, Vineyard Wind was selected by the Massachusetts Electric Distribution Companies (EDCs) to construct and operate Vineyard Wind’s proposed 800 MW wind farm (Vineyard Wind 1) and electricity transmission project pursuant to the Massachusetts Green Communities Act Section 83C RFP for offshore wind energy projects. The Vineyard Wind 1 project will be located on Lease Area 501.
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
Vineyard Wind 1 Pledgor LLC is considered a VIE because it cannot finance its activities without additional support from its owners or third parties. Renewables is not the primary beneficiary of the entity since it does not have a controlling financial interest, and therefore we do not consolidate this entity. As of September 30, 2022 and December 31, 2021, the carrying amount of Renewables' investments in Vineyard Wind LLC and Vineyard Wind 1 Pledgor LLC was $7 million and $141 million, respectively.
Note 20. Subsequent Event
On October 19, 2022, the board of directors of AVANGRID declared a quarterly dividend of $0.44 per share on its common stock. This dividend is payable on January 3, 2023 to shareholders of record at the close of business on December 1, 2022.

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
AVANGRID has approximately $40 billion in assets and operations in 24 states concentrated in our two primary lines of business - Avangrid Networks and Avangrid Renewables. Avangrid Networks owns eight electric and natural gas utilities, serving approximately 3.3 million customers in New York and New England. Avangrid Renewables owns and operates 9.1 gigawatts of electricity capacity, primarily through wind and solar power, with a presence in 22 states across the United States. AVANGRID supports the achievement of the Sustainable Development Goals approved by the member states of the United Nations, was named among the World’s Most Ethical companies in 2022 for the fourth consecutive year by the Ethisphere Institute and is listed by Forbes and Just Capital as one of the 2022 Just 100, an annual ranking of the most just U.S. public companies. AVANGRID employs approximately 7,300 people. Iberdrola S.A., or Iberdrola, a corporation (sociedad anónima) organized under the laws of the Kingdom of Spain, a worldwide leader in the energy industry, directly owns 81.6% of the outstanding shares of AVANGRID common stock. The remaining outstanding shares are owned by various shareholders with approximately 18.4% of AVANGRID's outstanding shares publicly-traded on the New York Stock Exchange (NYSE). AVANGRID's primary businesses are described below.
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
Through Networks, we own electric distribution, transmission and generation companies and natural gas distribution, transportation and sales companies in New York, Maine, Connecticut and Massachusetts, delivering electricity to approximately 2.3 million electric utility customers and delivering natural gas to approximately 1.0 million natural gas utility customers as of September 30, 2022.
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

Renewables has a combined wind, solar and thermal installed capacity of 9,118 megawatts, or MW, as of September 30, 2022, including Renewables’ share of joint projects, of which 8,061 MW was installed wind capacity. Renewables targets to contract or hedge 85% to 95% of its capacity under long-term PPAs and hedges to limit market volatility. As of September 30, 2022, approximately 74% of the capacity was contracted with PPAs for an average period of approximately 10 years and an additional 15% of production was hedged. AVANGRID is one of the three largest wind operators in the United States based on installed capacity as of September 30, 2022, Renewables strives to lead the transformation of the U.S. energy industry to a sustainable, competitive, clean energy future. Renewables installed capacity includes 67 wind farms and four solar facilities in 21 states across the United States.
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
In connection with the Texas Weather Event, a number of plaintiffs have filed multiple cases against generators and natural gas suppliers, including certain Avangrid Renewables entities in Texas, alleging liability for injuries and damages arising from the event under a variety of legal theories. The plaintiffs have amended many of their petitions within the multidistrict litigation, and more than 100 of the cases now name Avangrid Renewables entities among the defendants. Four of the consolidated cases have been designated as “bellwether” cases and are proceeding to resolve certain common issues of fact and law. In May 2022, the Avangrid Renewables entities were part of a broader motion to dismiss by all generators in the bellwether cases in which they were named. These motions were argued on October 11, 2022. We cannot predict the outcome of these matters.
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
On February 12, 2021, the shareholders of PNMR approved the proposed Merger. As of November 1, the Merger had obtained all regulatory approvals other than from the NMPRC. On November 1, 2021, after public hearing and briefing on the matter, the hearing examiner in the Merger proceeding at the NMPRC issued an unfavorable recommendation related to the amended stipulated agreement entered into by PNMR, AVANGRID and several interveners in the NMPRC proceeding with respect to consideration of the joint Merger application in June 2021. On December 8, 2021, the NMPRC issued an order rejecting the amended stipulated agreement. On January 3, 2022, AVANGRID and PNMR filed a notice of appeal of the December 8, 2021 decision of the NMPRC with the New Mexico Supreme Court. The Statement of Issues was filed on

February 2, 2022 and the Brief in Chief was filed on April 7, 2022. On June 14, 2022, the NMPRC filed its Answer Brief. On June 13, 2022, New Energy Economy, an intervener in the Merger proceeding, filed its Answer Brief. AVANGRID's Reply Brief was filed on August 5, 2022. On February 24, 2022, the FCC granted an extension to its approval to transfer operating licenses in connection with the Merger, which was further extended on August 9, 2022. On September 21, 2022, New Energy Economy filed a motion to show cause with the NMPRC alleging that AVANGRID and PNMR have engaged in a misleading joint advertising and sponsorship strategy and requesting an investigation. AVANGRID filed a reply to the motion to show cause on October 11, 2022. We cannot predict the outcome of this proceeding.
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
In connection with the Merger, Iberdrola has provided AVANGRID a commitment letter (Iberdrola Funding Commitment Letter), pursuant to which Iberdrola has unilaterally agreed to provide to AVANGRID, or arrange the provision to AVANGRID of, funds to the extent necessary for AVANGRID to consummate the Merger, up to a maximum aggregate amount of approximately $4,300 million, including the payment of the aggregate Merger Consideration.
Business Environment
The COVID-19 pandemic continues to cause global economic disruption and volatility in financial markets and the United States economy. We continue to monitor developments affecting both our workforce and our customers and will take precautions that we determine are necessary or appropriate, regularly communicate with our customers regarding the tools and resources available and to help our customers stay informed during this public health crisis, and continue to actively monitor potential supply chain and transportation disruptions that could impact the Company’s operations and will implement plans to address any such impacts on our business. We have taken actions to strengthen and preserve supplier relationships, including capacity planning and expansion of services, to help mitigate shortfalls and maintain a stable base supply for critical equipment and services. In addition, we are experiencing changes in inflation levels resulting from various supply chain disruptions, increased business and labor costs, increased financing costs from changes in the Federal Reserve's monetary policy and other disruptions caused by global economic conditions, including the COVID-19 pandemic and the Russia and Ukraine conflict described below. For example, we recently announced that Commonwealth Wind and Park City Wind would seek to re-

negotiate the price of the certain PPAs to help mitigate the impacts of inflation, increased interest rates and supply chain disruptions on the projects. On October 21, 2022, Commonwealth Wind filed a motion with the DPU seeking a one-month suspension in the DPU’s proceeding to review the power purchase agreements between Commonwealth Wind and the Massachusetts electric distribution companies, or EDCs, in order to provide an opportunity for Commonwealth Wind, the EDCs, state and regulatory officials, and other stakeholders to evaluate the current economic challenges facing Commonwealth Wind and assess measures that would return the project to economic viability including, but not limited to, certain amendments to the Power Purchase Agreements, or PPAs. In Connecticut, discussions remain ongoing with the EDCs, state and regulatory officials, and other stakeholders concerning a possible amendment to the Park City Wind PPAs. While we have not yet experienced a materially adverse impact to our business, results of operations or financial condition, given the uncertain scope and duration of the COVID-19 outbreak or global economic trends and its potential effects on our business, we currently cannot predict if there will be materially adverse impacts to our business, results of operations or financial condition in the future.
In February 2022, Russia invaded Ukraine resulting in the United States, Canada, the European Union and other countries imposing economic sanctions on Russia. AVANGRID is monitoring the broader economic impact of this conflict, which may include further sanctions, supply chain instability, and potential retaliatory action by the Russian government against us. AVANGRID is taking steps intended to mitigate the potential risks from this continued conflict, including without limitation, communication with suppliers to ensure that the supply chains are free from sanctioned materials, efforts to diversify sourcing and capacity planning to help avoid supply chain disruptions. To date, there has been no material impact on our operations or financial performance as a result of the conflict; however, we cannot predict the extent of these effects, given the evolving nature of the conflict, on our business, results of operations or financial condition.
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
There are a limited number of turbine suppliers in the market. Renewables’ largest turbine suppliers, Siemens-Gamesa and GE Wind, are engaged in an intellectual property dispute with respect to certain offshore wind turbines including the wind turbines to be used in the Vineyard Wind 1 project. In July 2022, the federal district court granted Siemens-Gamesa’s request for a permanent injunction barring GE Wind from importing and selling the infringing wind turbines, which carved out the wind turbines for the Vineyard Wind 1 project from such injunction. To date, there has been no material impact on Renewables' operations or turbine procurement; however, we are monitoring this dispute and we cannot predict if there will be materially adverse impacts to our business, results of operations or financial condition.
Summary of Results of Operations
Our operating revenues increased by 15%, from $1,598 million for the three months ended September 30, 2021 to $1,838 million for the three months ended September 30, 2022.
Networks business revenues increased mainly due to rate increases in New York effective December 1, 2020. Renewables revenues increased mainly due to merchant prices and power trading driven by higher demand and favorable average prices in the period.
Net income attributable to AVANGRID decreased by 5% from $111 million for the three months ended September 30, 2021 to $105 million for the three months ended September 30, 2022, primarily due to higher business and operating costs in the period in Networks and Renewables.

Adjusted net income (a non-GAAP financial measure) decreased by 9% from $133 million for the three months ended September 30, 2021 to $122 million for the three months ended September 30, 2022. The decrease is due to a $41 million decrease in Networks driven primarily by higher business costs and uncollectible expenses in the period, offset by a $27 million increase in Renewables driven primarily by merchant prices and power trading due to higher demand and favorable average prices in the current period and $2 million increase in Corporate mainly driven by favorable tax expense in the period.
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
Power Tax Audits
Previously, CMP, NYSEG and RG&E implemented Power Tax software to track and measure their respective deferred tax amounts. In connection with this change, we identified historical updates needed with deferred taxes recognized by CMP, NYSEG and RG&E and increased our deferred tax liabilities, with a corresponding increase to regulatory assets, to reflect the updated amounts calculated by the Power Tax software. Since 2015, the NYPSC and MPUC accepted certain adjustments to deferred taxes and associated regulatory assets for this item in recent distribution rate cases, resulting in regulatory asset balances of approximately $138 million and $142 million, respectively, for this item at September 30, 2022 and December 31, 2021.
CMP began recovering its regulatory asset in 2020. In 2017, the NYPSC commenced an audit of the power tax regulatory assets. On January 11, 2018, the NYPSC issued an order opening an operations audit on NYSEG and RG&E and certain other New York utilities regarding tax accounting. NYSEG and RG&E received the auditors confidential draft report in May 2022 and responded to the report’s factual accuracy in August 2022. NYSEG and RG&E expect the final report to be issued in 2023 and cannot predict the outcome of the final report.
New England Clean Energy Connect
The NECEC project requires certain permits, including environmental, from multiple state and federal agencies and a presidential permit from the U.S. Department of Energy, or DOE, authorizing the construction, operation, maintenance and connection of facilities for the transmission of electric energy at the international border between the United States and Canada. On January 8, 2020, the Maine Land Use Planning Commission, or LUPC, granted the LUPC Certification for the NECEC. The Maine Department of Environmental Protection, or MDEP, granted Site Location of Development Act, Natural Resources Protection Act, and Water Quality Certification permits for the NECEC by an Order dated May 11, 2020. The MDEP Order was appealed by certain intervenors. Through an Order dated July 21, 2022, the Maine Board of Environmental Protection, or MBEP, denied the appeals of the MDEP Order, as well as the appeal of MDEP’s December 4, 2020 Order approving the transfer of the permits for the project to NECEC Transmission LLC. In August 2022, the intervenors that had appealed the MDEP Order appealed the MBEP Order. Their appeals are pending before the Maine Superior Court. In addition, certain intervenors have appealed MDEP’s May 7, 2021 Order approving certain minor revisions. This appeal remains pending before the MBEP. We cannot predict the outcome of these proceedings.
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
On November 2, 2021, Maine voters approved, by virtue of a referendum, L.D. 1295 (I.B. 1) (130th Legis. 2021), “An Act To Require Legislative Approval of Certain Transmission Lines, Require Legislative Approval of Certain Transmission Lines and Facilities and Other Projects on Public Reserved Lands and Prohibit the Construction of Certain Transmission Lines in the Upper Kennebec Region”(the “Initiative”), which per it's terms would retroactively apply to the NECEC project. In particular, the Initiative (i) requires, retroactive to 2020, legislative approval for the construction of any high-impact transmission line in Maine, with approval by a 2/3 vote of all members elected to each House of the Maine Legislature required for such lines crossing or utilizing public lands; (ii) prohibits, retroactive to 2020, construction of a high-impact electric transmission line in the Upper Kennebec Region, and (iii) requires, retroactive to 2014, the vote of 2/3 of all members elected to each House of the Maine Legislature for a lease by the Bureau of Parks and Lands (“BPL”) of public reserved lands for transmission lines and similar linear projects.
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
On August 30, 2022, the Law Court ruled that the Initiative provisions requiring legislative approval for the construction of any high impact transmission line anywhere in Maine and prohibiting high impact transmission lines in the Upper Kennebec

Region would infringe on NECEC’s constitutionally protected vested rights if NECEC Transmission LLC can demonstrate that it engaged in substantial construction of the NECEC project in good-faith reliance of the authority under the CPCN granted by the MPUC before Maine voters approved the Initiative. The Maine Law Court remanded the vested rights analysis to the Business & Consumer Court with guidance on how to conduct the vested rights analysis. The Maine Law Court's August 30, 2022 decision did not decide the constitutional issues related to the referendum Initiative provision that addresses the lease of public reserved lands for transmission lines.
On September 27, 2022, the Business & Consumer Court issued the schedule for the proceedings following the Law Court’s August 30, 2022 decision. The schedule contemplates, among other things, February 10, 2023 as the deadline for the completion of discovery and April 2023 as the possible trial date. On October 21, 2022, the Business and Consumer denied Owner’s request for reconsideration of its December 16, 2021 Order that denied Owner’s preliminary injunction request, declining to issue a preliminary injunction to allow construction of the NECEC to resume while the litigation against the Initiative proceeds.
At the municipal level, twenty-one towns have granted municipal approvals to date.
Construction of the NECEC project started in January 2021 and was halted in November 2021. Construction remains stopped pending the outcome of NECEC Transmission LLC’s challenge to the Initiative. There are potentially adverse implications arising out of the suspension of the MDEP permit, the Initiative and the pending challenge, which may have negative impacts on the NECEC project, including impacts related to increased project construction costs, disputes with third party vendors regarding contracts and certain change orders, and a decrease in expected returns. The company is evaluating the construction schedule for the NECEC project for a commercial operation date by August 23, 2025. As of September 30, 2022, we have capitalized approximately $583 million for the NECEC project. The outcome of the ongoing legal proceedings could have an adverse effect on the success of the NECEC project indicating that the carrying amount may not be recoverable. We cannot predict the outcome of these proceedings and the results of such evaluation, if any.
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
On May 6, 2021, in connection with its findings in the Tropical Storm Isaias docket, PURA issued a Notice of Violation to UI for allegedly failing to comply with standards of acceptable performance in emergency preparation or restoration of service in an emergency and with orders of the Authority, and for violations of accident reporting requirements. PURA assessed a civil penalty in the total amount of approximately $2 million. PURA held a hearing on this matter and, in an order dated July 14, 2021, reduced the civil penalty to approximately $1 million. UI filed an appeal of PURA’s decision with the Connecticut Superior Court. This appeal and the appeal of PURA’s decision on the Tropical Storm Isaias docket were consolidated. On October 17, 2022, the court denied UI’s appeal and affirmed PURA’s decisions in their entirety. We cannot predict the outcome of this proceeding.
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
Customer Arrearages Reduction Order
On June 16, 2022, the NYPSC issued an order authorizing an arrears reduction program targeting low-income customers to provide COVID-19-related relief through a one-time bill credit to eliminate accrued arrears through May 1, 2022. A portion of the targeted arrearages will be funded via direct contributions from the State of New York, and the remainder to be received via a surcharge to all customers. The surcharge recovery is over five years for RG&E and three years for NYSEG beginning on August 1, 2022.
Inflation Reduction Act
In August 2022, the Inflation Reduction Act, or IRA, was enacted which includes the following key summary provisions: 1) a 15% Corporate Alternative Minimum Tax, or CAMT, that allows an offset of up to 75% with existing tax credit carryforwards, 2) excise tax applicable to certain stock repurchases including ordinary buy backs and open market repurchases, 3) extension and expansion of clean energy credits and incentives, and 4) indefinite carryover of the CAMT. This legislation also provides transferability opportunities for certain newly generated credits as well as a direct pay option. At this time, we expect to be subjected to the 15% CAMT and to benefit from the extension of clean energy credits and incentives beginning in 2023. In the third quarter of 2022, we released our federal valuation allowance because we expect to be a CAMT payer which will allow us to utilize certain tax attributes that were previously expected to expire due to their carryforward limits. We are expecting additional guidance from the Internal Revenue Service on the specific provisions and interpretations of the IRA which will be implemented once published.
Results of Operations
The following tables set forth financial information by segment for each of the periods indicated:

	Three Months Ended				Three Months Ended
	September 30, 2022				September 30, 2021
	Total	Networks	Renewables	Other(1)	Total	Networks	Renewables	Other(1)
	(in millions)
Operating Revenues	$1,838	$1,546	$293	$(1)	$1,598	$1,357	$243	$(2)
Operating Expenses
Purchased power, natural gas and fuel used	535	479	56	—	319	288	31	—
Operations and maintenance	758	621	136	1	727	615	109	3
Depreciation and amortization	279	166	113	—	259	156	103	—
Taxes other than income taxes	154	139	15	—	155	140	18	(3)
Total Operating Expenses	1,726	1,405	320	1	1,460	1,199	261	—
Operating Income	112	141	(27)	(2)	138	158	(18)	(2)
Other Income (Expense)
Other income (expense)	18	19	3	(4)	13	15	—	(2)
Earnings (losses) from equity method investments	2	3	(1)	—	(1)	3	(4)	—
Interest expense, net of capitalization	(76)	(60)	(2)	(14)	(70)	(51)	—	(19)
Income (Loss) Before Income Tax	56	103	(27)	(20)	80	125	(22)	(23)
Income tax expense (benefit)	(50)	13	(56)	(7)	(24)	8	(26)	(6)
Net Income (Loss)	106	90	29	(13)	104	117	4	(17)
Net (income) loss attributable to noncontrolling interests	(1)	(1)	—	—	7	(1)	8	—
Net Income (Loss) Attributable to Avangrid, Inc.	$105	$89	$29	$(13)	$111	$116	$12	$(17)

	Nine Months Ended				Nine Months Ended
	September 30, 2022				September 30, 2021
	Total	Networks	Renewables	Other(1)	Total	Networks	Renewables	Other(1)
	(in millions)
Operating Revenues	$5,765	$4,945	$821	$(1)	$5,041	$4,149	$894	$(2)
Operating Expenses
Purchased power, natural gas and fuel used	1,716	1,619	97	—	1,085	973	112	—
Operations and maintenance	2,102	1,728	369	5	2,045	1,665	376	4
Depreciation and amortization	811	491	319	1	756	461	294	1
Taxes other than income taxes	501	447	53	1	480	432	54	(6)
Total Operating Expenses	5,130	4,285	838	7	4,366	3,531	836	(1)
Operating Income	635	660	(17)	(8)	675	618	58	(1)
Other Income (Expense)
Other income (expense)	38	40	5	(7)	48	47	1	—
Earnings (losses) from equity method investments	261	8	253	—	4	10	(6)	—
Interest expense, net of capitalization	(226)	(171)	(8)	(47)	(218)	(157)	—	(61)
Income (Loss) Before Income Tax	708	537	233	(62)	509	518	53	(62)
Income tax expense (benefit)	14	65	(35)	(16)	—	74	(56)	(18)
Net Income (Loss)	694	472	268	(46)	509	444	109	(44)
Net loss (income) attributable to noncontrolling interests	40	(2)	42	—	34	(2)	36	—
Net Income (Loss) Attributable to Avangrid, Inc.	$734	$470	$310	$(46)	$543	$442	$145	$(44)
(1)"Other" represents Corporate and intersegment eliminations.
Comparison of Period to Period Results of Operations
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Operating Revenues
Our operating revenues increased by $240 million, or 15%, from $1,598 million for the three months ended September 30, 2021 to $1,838 million for the three months ended September 30, 2022, as detailed by segment below:
Networks
Operating revenues increased by $189 million, or 14%, from $1,357 million for the three months ended September 30, 2021 to $1,546 million for the three months ended September 30, 2022. Electricity and gas revenues increased by $19 million, primarily due to rate increases in New York effective December 1, 2020, $21 million unfavorable impact from decreased deferrals, mainly driven by transmission true ups and adjustments to revenue decoupling in the period. Electricity and gas revenues changed due to an increase of $191 million in purchased power and purchased gas (offset in purchased power) driven by higher average pricing in commodities in the period.
Renewables
Operating revenues increased by $50 million, or 21%, from $243 million for the three months ended September 30, 2021 to $293 million for the three months ended September 30, 2022. The increase in operating revenue is primarily driven by favorable MtM changes of $15 million on energy derivative transactions entered into for economic hedging purposes, increase of $43 million in merchant prices and power trading driven mainly by higher demand and favorable average prices in the third quarter of 2022 compared to the same period of 2021, offset by decrease of $8 million from production, including new assets in service and curtailment payments in the current period.
Purchased Power, Natural Gas and Fuel Used
Our purchased power, natural gas and fuel used increased by $216 million, or 68%, from $319 million for the three months ended September 30, 2021 to $535 million for the three months ended September 30, 2022, as detailed by segment below:

Networks
Purchased power, natural gas and fuel used increased by $191 million, or 66%, from $288 million for the three months ended September 30, 2021 to $479 million for the three months ended September 30, 2022. The increase is primarily driven by a $191 million increase in average commodity prices and an overall increase in electricity and gas units procured due to higher degree days in the period.
Renewables
Purchased power, natural gas and fuel used increased by $25 million, or 81%, from $31 million for the three months ended September 30, 2021 to $56 million for the three months ended September 30, 2022. The increase is primarily due to unfavorable MtM changes on derivatives of $27 million due to market price changes in the period, offset by a decrease of $2 million in power and gas purchases due to lower average prices in the current period.
Operations and Maintenance
Operations and maintenance expenses increased by $31 million, or 4%, from $727 million for the three months ended September 30, 2021 to $758 million for the three months ended September 30, 2022, as detailed by segment below:
Networks
Operations and maintenance expenses increased by $6 million, or 1%, from $615 million for the three months ended September 30, 2021 to $621 million for the three months ended September 30, 2022. The increase is driven by increased business costs of $10 million, increase of $5 million in uncollectible expenses driven primarily by higher bad debt provisions in New York, offset by $9 million decrease in personnel expenses primarily driven by higher capitalized cost in the period.
Renewables
Operations and maintenance expenses increased by $27 million, or 25%, from $109 million for the three months ended September 30, 2021 to $136 million for the three months ended September 30, 2022. The increase is primarily due to a $2 million increase from the write-off of certain development projects, an increase of $5 million driven by settlement of liquidated damage claims recorded in the third quarter of 2021, $6 million increase driven by unfavorable changes in valuation of renewable energy certificates in the period, $1 million increase in personnel costs driven primarily by increase in headcount in the period and $13 million increase in other operating costs primarily driven by increase in corporate charges in the period.
Depreciation and Amortization
Depreciation and amortization for the three months ended September 30, 2022 was $279 million compared to $259 million for the three months ended September 30, 2021, representing an increase of $20 million. The increase is driven by $20 million from plant additions in Networks and Renewables in the current period.
Other Income (Expense) and Earnings (Losses) from Equity Method Investments
Other income (expense) and equity earnings (losses) decreased by $8 million from $12 million for the three months ended September 30, 2021 to $20 million for the three months ended September 30, 2022. The change is primarily due to a $6 million favorable change in the non-service component of pension expense driven by the revised actuarial studies in Networks (which is partially offset in revenue) and $2 million of favorable equity earnings in the period.
Interest Expense, Net of Capitalization
Interest expense for the three months ended September 30, 2022 and 2021 was $76 million and $70 million, respectively. The change is primarily due to an increase of $3 million of interest expense at Networks from increased debt in the current period, $2 million increase in interest expense at Renewables driven by a higher outstanding debt balance and interest rates in the period and $1 million increase in Other mainly driven by increase in outstanding balance under commercial paper program in the current period.
Income Tax Expense
The effective tax rates, inclusive of federal and state income tax, for the three months ended September 30, 2022 and 2021, were (89.3)% and (30.0)%, respectively, which are lower than the federal statutory tax rate of 21%, primarily due to the recognition of production tax credits associated with wind production, the effect of the excess deferred tax amortization resulting from the Tax Act, the equity component of allowance for funds used during construction and the release of our federal valuation allowance in the third quarter of 2022 as a result of the Inflation Reduction Act enacted in August 2022 that will permit us to utilize tax attributes that were previously expected to expire.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Operating Revenues
Our operating revenues increased by $724 million, or 14%, from $5,041 million for the nine months ended September 30, 2021 to $5,765 million for the nine months ended September 30, 2022, as detailed by segment below:
Networks
Operating revenues increased by $796 million, or 19%, from $4,149 million for the nine months ended September 30, 2021 to $4,945 million for the nine months ended September 30, 2022. Electricity and gas revenues increased by $78 million, primarily due to rate increases in New York effective December 1, 2020 and $9 million increase in late payment fees. Electricity and gas revenues changed due to the following items that have offsets within the income statement: an increase of $646 million in purchased power and purchased gas (offset in purchased power) driven by higher average pricing in commodities in the period and an increase of $63 million in flow through amortizations (offset in operating expenses).
Renewables
Operating revenues decreased by $73 million, or 8%, from $894 million for the nine months ended September 30, 2021, to $821 million for the nine months ended September 30, 2022. The decrease in operating revenues was primarily due to a $128 million decrease in merchant prices driven mainly by lower demand as compared to the same period of 2021 when demand was higher during the Texas storm, $4 million from the sale of assets in the second quarter of 2021, offset by favorable MtM changes of $55 million on energy derivative transactions entered for economic hedging purposes and $4 million from production, including new assets in service and curtailment payments in the current period.
Purchased Power, Natural Gas and Fuel Used
Purchased power, natural gas and fuel used increased by $631 million, or 58%, from $1,085 million for the nine months ended September 30, 2021 to $1,716 million for the nine months ended September 30, 2022, as detailed by segment below:
Networks
Purchased power, natural gas and fuel used increased by $646 million, or 66%, from $973 million for the nine months ended September 30, 2021 to $1,619 million for the nine months ended September 30, 2022. The increase is primarily driven by a $646 million increase in average commodity prices and an overall increase in electricity and gas units procured due to higher degree days in the period.
Renewables
Purchased power, natural gas and fuel used decreased by $15 million, or 13%, from $112 million for the nine months ended September 30, 2021 to $97 million for the nine months ended September 30, 2022. The decrease is primarily due to a decrease of $36 million in power and gas purchases due to lower average prices in the nine months of 2022 compared to the same period of 2021, offset by unfavorable MtM changes on derivatives of $21 million driven by market price changes in the period.
Operations and Maintenance
Operations and maintenance expenses increased by $57 million, or 3%, from $2,045 million for the nine months ended September 30, 2021 to $2,102 million for the nine months ended September 30, 2022, as detailed by segment below:
Networks
Operations and maintenance expenses increased by $63 million, or 4%, from $1,665 million for the nine months ended September 30, 2021 to $1,728 million for the nine months ended September 30, 2022. The increase is driven by increased business costs of $29 million, offset by a $22 million decrease in uncollectible expenses driven primarily by the arrearages order in New York, a $5 million of decreased personnel expenses primarily driven by higher capitalized cost in the period and $2 million of other decreases. In addition, there were increases of $63 million in flow-through amortizations (which is offset in revenue).
Renewables
Operations and maintenance expenses decreased by $7 million, or 2%, from $376 million for the nine months ended September 30, 2021 to $369 million for the nine months ended September 30, 2022. The decrease is primarily due to a $16 million bad debt provision recorded in the nine months of 2021 driven by an increase in uncollectible expenses during the Texas storm, decrease of $18 million primarily driven by the write-off of certain development projects in the same period of 2021, offset by an increase of $5 million driven by settlement of liquidated damage claims recorded in the third quarter of 2021, $14 million increase in personnel costs driven primarily by increase in headcount in the period and $8 million increase in other operating costs primarily driven by increase in corporate charges in the period.

Depreciation and Amortization
Depreciation and amortization for the nine months ended September 30, 2022 was $811 million compared to $756 million for the nine months ended September 30, 2021, an increase of $55 million. The increase is driven by $49 million from plant additions in Networks and Renewables in the period and $6 million increase driven by amortization of a deferred gain recorded in the nine months of 2021.
Other Income (Expense) and Earnings (Losses) from Equity Method Investments
Other income (expense) and equity earnings (losses) increased by $247 million from $52 million for the nine months ended September 30, 2021 to $299 million for the nine months ended September 30, 2022. The increase is primarily due to a $246 million gain recognized in the current period from the offshore joint venture restructuring transaction in Renewables.
Interest Expense, Net of Capitalization
Interest expense for the nine months ended September 30, 2022 and 2021 was $226 million and $218 million, respectively. The change is primarily due to an increase of $9 million of interest expense from increased debt in the current period at Networks.
Income Tax
The effective tax rates, inclusive of federal and state income tax, for the nine months ended September 30, 2022 was 2.0%, which is below the federal statutory tax rate of 21%, primarily due to the recognition of production tax credits associated with wind production, the effect of the excess deferred tax amortization resulting from the Tax Act, the equity component of allowance for funds used during construction, and the release of our federal valuation allowance in the third quarter of 2022 as a result of the Inflation Reduction Act enacted in August 2022 that will permit us to utilize tax attributes that were previously expected to expire, partially offset by the tax on gain from the offshore joint venture restructuring transaction, which is reflected in the first half of 2022. The effective tax rates, inclusive of federal and state income tax, for the nine months ended September 30, 2021 was 0.0%, which was below the federal statutory tax rate of 21%, primarily due to the recognition of production tax credits associated with wind production, the effect of the excess deferred tax amortization resulting from the Tax Act and the equity component of allowance for funds used during construction.
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
The following tables provide a reconciliation between Net Income attributable to AVANGRID and non-GAAP measures Adjusted Net Income, Adjusted EBITDA and Adjusted EBITDA with Tax Credits by segment for the three and nine months ended September 30, 2022 and 2021, respectively:

	Three Months Ended September 30, 2022				Nine Months Ended September 30, 2022
	Total	Networks	Renewables	Corporate*	Total	Networks	Renewables	Corporate*
	(in millions)				(in millions)
Net Income Attributable to Avangrid, Inc.	$105	$88	$29	$(13)	$734	$470	$310	$(46)
Adjustments:
Mark-to-market earnings – Renewables	22	—	22	—	17	—	17	—
Impact of COVID-19	—	—	—	—	2	2	—	—
Merger costs	1	—	—	1	3	—	—	3
Income tax impact of adjustments (1)	(6)	—	(6)	—	(6)	—	(4)	(1)
Adjusted Net Income (2)	$122	$89	$45	$(13)	$749	$471	$322	$(44)

Net (loss) income attributable to noncontrolling interests	1	1	—	—	(40)	2	(42)	—
Income tax expense (benefit)	(44)	13	(50)	(7)	20	65	(31)	(15)
Depreciation and amortization	279	166	113	—	811	491	319	1
Interest expense, net of capitalization	76	60	2	14	226	171	8	47
Other (income) expense	(18)	(19)	(3)	4	(38)	(40)	(5)	7
(Earnings) losses from equity method investments	(2)	(3)	1	—	(261)	(8)	(253)	—
Adjusted EBITDA (3)	$414	$306	$108	$(1)	$1,467	$1,153	$319	$(4)

Retained PTCs and ITCs	32	—	32	—	123	—	123	—
PTCs allocated to tax equity investors	25	—	25	—	89	—	89	—
Adjusted EBITDA with Tax Credits (3)	$470	$306	$165	$(1)	$1,679	$1,153	$531	$(4)

	Three Months Ended September 30, 2021				Nine Months Ended September 30, 2021
	Total	Networks	Renewables	Corporate*	Total	Networks	Renewables	Corporate*
	(in millions)				(in millions)
Net Income Attributable to Avangrid, Inc.	$111	$116	$12	$(17)	$543	$442	$145	$(44)
Adjustments:
Mark-to-market earnings – Renewables	9	—	9	—	50	—	50	—
Impact of COVID-19	19	18	—	—	33	33	—	—
Merger costs	3	—	—	3	6	—	—	6
Income tax impact of adjustments (1)	(8)	(5)	(2)	(1)	(24)	(9)	(13)	(2)
Adjusted Net Income (2)	$133	$130	$18	$(15)	$609	$467	$182	$(39)

Net (loss) income attributable to noncontrolling interests	(7)	1	(8)	—	(34)	2	(36)	—
Income tax expense (benefit)	(16)	13	(25)	(4)	24	83	(43)	(16)
Depreciation and amortization	259	156	103	—	756	461	294	1
Interest expense, net of capitalization	70	51	1	18	218	157	—	61
Other (income) expense	(13)	(15)	—	2	(48)	(47)	(1)	—
(Earnings) losses from equity method investments	1	(3)	4	—	(4)	(10)	6	—
Adjusted EBITDA (3)	$427	$333	$93	$1	$1,521	$1,113	$402	$7

Retained PTCs and ITCs	29	—	29	—	132	—	132	—
PTCs allocated to tax equity investors	13	—	13	—	55	—	55	—
Adjusted EBITDA with Tax Credits (3)	$470	$333	$136	$1	$1,708	$1,113	$589	$7
(1)Income tax impact of adjustments: 2022 - $(6) million and $(4)million from MtM earnings and $0 and $0 from impact of COVID-19 and $0 and $(1) million from merger costs for the three and nine months ended September 30, 2022, respectively; 2021 - $(2) million and $(13) million from MtM earnings, $(5) million and $(9) million from impact of COVID-19 and $(1) million and $(2) million from merger costs for the three and nine months ended September 30, 2021, respectively.
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
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Adjusted net income
Our adjusted net income decreased by $12 million, or 9%, from $133 million for the three months ended September 30, 2021 to $122 million for the three months ended September 30, 2022. The decrease is due to a $41 million decrease in Networks driven primarily by higher business costs and uncollectible expenses in the period, offset by a $27 million increase in Renewables driven primarily by merchant prices and power trading due to higher demand and favorable average prices in the current period and $2 million increase in Corporate mainly driven by favorable tax expense in the period.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Adjusted net income
Our adjusted net income increased by $140 million, or 23%, from $609 million for the nine months ended September 30, 2021 to $749 million for the nine months ended September 30, 2022. The increase is primarily due to a $140 million increase in Renewables driven by a gain recognized in the current period from the offshore joint venture restructuring transaction, a $5 million increase in Networks driven primarily by rate increases in New York effective December 1, 2020 along with higher business costs in the period, offset by $5 million decrease in Corporate mainly driven by unfavorable tax expense in the period.

The following tables reconcile Net Income attributable to AVANGRID to Adjusted Net Income (non-GAAP), and EPS attributable to AVANGRID to adjusted EPS (non-GAAP) for the three and nine months ended September 30, 2022 and 2021, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2022	2021	2022	2021
Networks	$88	$116	$470	$442
Renewables	29	12	310	145
Corporate (1)	(13)	(17)	(46)	(44)
Net Income	$105	$111	$734	$543
Adjustments:
Mark-to-market earnings - Renewables (2)	22	9	17	50
Impact of COVID-19 (3)	—	19	2	33
Merger costs (4)	1	3	3	6
Income tax impact of adjustments	(6)	(8)	(6)	(24)
Adjusted Net Income (5)	$122	$133	$749	$609

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Networks	$0.23	$0.30	$1.21	$1.27
Renewables	0.08	0.03	0.80	0.42
Corporate (1)	(0.03)	(0.04)	(0.12)	(0.13)
Net Income	$0.27	$0.29	$1.90	$1.56
Adjustments:
Mark-to-market earnings - Renewables (2)	0.06	0.02	0.04	0.14
Impact of COVID-19 (3)	—	0.05	—	0.10
Merger costs (4)	—	0.01	0.01	0.02
Income tax impact of adjustments	(0.02)	(0.02)	(0.01)	(0.07)
Adjusted Earnings Per Share (5)	$0.31	$0.34	$1.94	$1.75
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
We and our subsidiaries are required to comply with certain covenants in connection with our respective loan agreements. The covenants are standard and customary in financing agreements, and we and our subsidiaries were in compliance with such covenants as of and throughout the September 30, 2022.
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
The following table provides the components of our liquidity position as of September 30, 2022 and December 31, 2021, respectively:

	As of September 30,	As of December 31,
	2022	2021
	(in millions)
Cash and cash equivalents	$60	$1,474
AVANGRID Credit Facility	3,575	3,575
Iberdrola Group Credit Facility	500	500
Less: borrowings	(371)	—
Total	$3,764	$5,549
AVANGRID Commercial Paper Program
AVANGRID has a commercial paper program with a limit of $2 billion that is backstopped by the AVANGRID Credit Facility (described below). As of September 30, 2022 and October 25, 2022, there was $371 million and $623 million, respectively, of commercial paper outstanding.
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
Under the terms of the AVANGRID Credit Facility, each joint borrower has a maximum borrowing entitlement, or sublimit, which can be periodically adjusted to address specific short-term capital funding needs, subject to the maximum limit contained in the agreement. On November 23, 2021, the executed AVANGRID Credit Facility increased AVANGRID's maximum sublimit from $1,500 million to $2,500 million. The AVANGRID Credit Facility contains pricing that is sensitive to AVANGRID’s consolidated greenhouse gas emissions intensity. The Credit Facility also contains negative covenants, including one that sets the ratio of maximum allowed consolidated debt to consolidated total capitalization at 0.65 to 1.00, for each borrower. Under the AVANGRID Credit Facility, each of the borrowers will pay an annual facility fee that is dependent on their credit rating. The initial facility fees will range from 10 to 22.5 basis points. The maturity date for the AVANGRID Credit Facility is November 22, 2026. As of both September 30, 2022 and October 25, 2022, we had no borrowings outstanding under this credit facility.
Since the AVANGRID credit facility is also a backstop to the AVANGRID commercial paper program, the total amount available under the facility as of September 30, 2022 and October 25, 2022, was $3,204 million and $2,952 million, respectively.
Iberdrola Group Credit Facility
AVANGRID has a credit facility with Iberdrola Financiacion, S.A.U., a company of the Iberdrola Group. The facility has a limit of $500 million and matures on June 18, 2023. AVANGRID pays a facility fee of 10.5 basis points annually. As of both September 30, 2022 and October 25, 2022, we had no borrowings outstanding under this credit facility.
Capital Resources
On January 31, 2022, UI issued $150 million aggregate principal amount of unsecured notes maturing in 2032 at a fixed interest rate of 2.25%.
On April 6, 2022, NYSEG issued $67 million aggregate principal amount of Pollution Control Bonds maturing in 2028. The bonds bear a 4.00% fixed coupon and were priced at 104.15% to yield 3.30%.

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
We expect to incur approximately $520 million in capital expenditures through the remainder of 2022. This estimate is subject to continuing review and actual capital expenditures may vary significantly. For example, the U.S. Department of Commerce's anti-circumvention petition alleging that solar panels and cells shipped from Vietnam, Thailand, Malaysia and Cambodia could result in higher than expected costs for projects beyond 2022. As a result, the timing and ultimate cost associated with solar panels and cells and related project capital expenditures may vary from our current expectations.
Cash Flows
Our cash flows depend on many factors, including general economic conditions, regulatory decisions, weather, commodity price movements and operating expense and capital spending control.
The following is a summary of the cash flows by activity for the nine months ended September 30, 2022 and 2021, respectively:

	Nine Months Ended
	September 30,
	2022	2021
	(in millions)
Net cash provided by operating activities	$894	$994
Net cash used in investing activities	(2,020)	(1,465)
Net cash (used in) provided by financing activities	(288)	418
Net decrease in cash, cash equivalents and restricted cash	$(1,414)	$(53)
Operating Activities
The cash from operating activities for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 decreased by $100 million, primarily attributable to a net decrease in current assets and liabilities driven by timing of cash collections and cash disbursements during the period.
Investing Activities
For the nine months ended September 30, 2022, net cash used in investing activities was $2,020 million, which was comprised of $1,940 million of capital expenditures and $168 million of payment for the offshore joint venture restructuring transaction, partially offset by $90 million of contributions in aid of construction.
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
Financing Activities
For the nine months ended September 30, 2022, financing activities used $288 million in cash reflecting primarily distributions to non-controlling interests of $8 million and dividends of $510 million, offset by a net increase in non-current debt and current notes payable of $93 million and contribution from non-controlling interests of $146 million in the period.
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

Off-Balance Sheet Arrangements
There have been no material changes in our off-balance sheet arrangements during the nine months ended September 30, 2022 as compared to those reported for the fiscal year ended December 31, 2021 in our Form 10-K.
Contractual Obligations
There have been no material changes in contractual and contingent obligations during the nine months ended September 30, 2022 as compared to those reported for the fiscal year ended December 31, 2021 in our Form 10-K.
Critical Accounting Policies and Estimates
We have prepared the accompanying condensed consolidated financial statements provided herein in accordance with U.S. GAAP. In preparing the accompanying condensed consolidated financial statements, our management has made certain estimates and assumptions that affect the reported amounts of assets, liabilities, stockholders’ equity, revenues and expenses and the disclosures thereof. While we believe that these policies and estimates used are appropriate, actual future events can and often do result in outcomes that can be materially different from these estimates. As of September 30, 2022, the only notable changes to the significant accounting policies described in our Form 10-K for the fiscal year ending December 31, 2021, are with respect to our adoption of the new accounting pronouncements described in the Note 3 of our condensed consolidated financial statements for the nine months ended September 30, 2022.
New Accounting Standards
We review new accounting standards to determine the expected financial effect, if any, that the adoption of each such standard will have. The new accounting pronouncements we have adopted as of January 1, 2022, and reflected in our condensed consolidated financial statements are described in Note 3 of our condensed consolidated financial statements for the nine months ended September 30, 2022.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our market risk during the nine months ended September 30, 2022, as compared to those reported for the fiscal year ended December 31, 2021 in our Form 10-K.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
The following documents are included as exhibits to this Form 10-Q:

Exhibit Number	Description

10.1	Separation Agreement and Release, dated September 8, 2022, between Avangrid Management Company, LLC and Dennis V. Arriola.†

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*Filed herewith.
†Compensatory plan or agreement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Avangrid, Inc.

Date: October 26, 2022	By:	/s/ Pedro Azagra Blázquez
Pedro Azagra Blázquez
Director and Chief Executive Officer

Date: October 26, 2022	By:	/s/ Patricia S. Cosgel
Patricia S. Cosgel
Senior Vice President - Chief Financial Officer