Form 10-K
period 2022-12-31
Avangrid, Inc.
filed 2023-02-22
CIK 1634997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of the Avangrid, Inc.’s voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold as of the last business day of Avangrid, Inc.’s most recently completed second fiscal quarter (June 30, 2022) was $3,262 million based on a closing sales price of $46.12 per share.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 386,637,276 shares of common stock, par value $0.01, were outstanding as of February 21, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the documents listed below have been incorporated by reference into the indicated parts of this report, as specified in the responses to the item numbers involved.
Designated portions of the Proxy Statement relating to the 2023 Annual Meeting of the Shareholders are incorporated by reference into Part III to the extent described therein.

i

GLOSSARY OF TERMS AND ABBREVIATIONS
Unless the context indicates otherwise, references in this Annual Report on Form 10-K to “AVANGRID,” the “Company,” “we,” “our,” and “us” refer to Avangrid, Inc. and its consolidated subsidiaries.

2016 Joint Proposal	Joint proposal of NYSEG and RG&E and certain other signatory parties approved by the NYPSC on June 15, 2016, for a three-year rate plan for electric and gas service commencing May 1, 2016.
2020 Joint Proposal	Joint proposal of NYSEG and RG&E and certain other signatory parties approved by the NYPSC on November 19, 2020, for a three-year rate plan for electric and gas service commencing December 1, 2020.
AMI	Automated Metering Infrastructure
AOCI	Accumulated other comprehensive income
ARHI	Avangrid Renewables Holdings, Inc.
ARP	Alternative Revenue Programs
ASC	Accounting Standards Codification
Asnat	Asnat Realty, LLC
Army Corps	U.S. Army Corps of Engineers
ARO	Asset retirement obligation
AVANGRID	Avangrid, Inc.
Bcf	One billion cubic feet
BGC	The Berkshire Gas Company
BGEPA	Bald and Golden Eagle Protection Act
BLM	U.S. Bureau of Land Management
BOEM	U.S. Bureau of Ocean Energy Management
CAPM	Capital-asset pricing model
CfDs	Contracts for Differences
CFTC	Commodity Futures Trading Commission
CFIUS	Committee on Foreign Investment in the United States
CL&P	The Connecticut Light and Power Company
CLCPA	Climate Leadership and Community Protection Act
CMP	Central Maine Power Company
CNG	Connecticut Natural Gas Corporation
CPCN	Certificate of Public Convenience and Necessity
CSC	Connecticut Siting Council
DCF	Discounted cash flow
DEEP	Connecticut Department of Energy and Environmental Protection
DE&I	Diversity, Equity and Inclusion
DEQ	Oregon Department of Environmental Quality
DER	Distributed energy resources
DIMP	Distribution Integrity Management Program
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DOE	Department of Energy
DOER	Massachusetts Department of Energy Resources
DOJ	Department of Justice
DPA	Deferred Payment Arrangements
DPU	Massachusetts Department of Public Utilities
DSIP	Distributed System Implementation Plan
DTh	Dekatherm
EAM	Earnings adjustment mechanism
EDC	Massachusetts electric distribution companies

English Station	Former generation site on the Mill River in New Haven, Connecticut
EPA	Environmental Protection Agency
EPAct 2005	Energy Policy Act of 2005
ERCOT	Electric Reliability Council of Texas
ESA	Endangered Species Act
ESC	Energy Smart Community
ESM	Earnings sharing mechanism
Evergreen Power	Evergreen Power, LLC
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCC	Federal Communications Commission
FERC	Federal Energy Regulatory Commission
FirstEnergy	FirstEnergy Corp.
FPA	Federal Power Act
Gas	Enstor Gas, LLC
GE	General Electric
GenConn	GenConn Energy LLC
GenConn Devon	GenConn’s peaking generating plant in Devon, Connecticut
GenConn Middletown	GenConn’s peaking generating plant in Middletown, Connecticut
HLBV	Hypothetical Liquidation at Book Value
HQUS	H.Q. Energy Services (U.S) Inc.
Iberdrola	Iberdrola, S.A.
Iberdrola Group	The group of companies controlled by Iberdrola, S.A.
Installed capacity	The production capacity of a power plant or wind farm based either on its rated (nameplate) capacity or actual capacity
IRA	Inflation Reduction Act
IRS	Internal Revenue Service
ISO	Independent system operator
ISO-NE	ISO New England, Inc.
ITC	Investment Tax Credit
Klamath Plant	The Klamath gas-fired cogeneration facility located in the city of Klamath, Oregon
kV	Kilovolts
kWh	Kilowatt-hour
LDC	Local distribution company
LIBOR	London Interbank Offer Rate
LNG	Liquefied natural gas
LUPC	Maine Land Use Planning Commission
MBTA	Migratory Bird Treaty Act
MBEP	Maine Board of Environmental Protection
MDEP	Maine Department of Environmental Protection
MEPCO	Maine Electric Power Corporation
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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
AND SUMMARY OF RISK FACTORS
This Annual Report on Form 10-K contains a number of forward-looking statements. Forward-looking statements may be identified by the use of forward-looking terms such as “may,” “will,” “should,” “would,” “could,” “can,” “expect(s),” “believe(s),” “anticipate(s),” “intend(s),” “plan(s),” “estimate(s),” “project(s),” “assume(s),” “guide(s),” “target(s),” “forecast(s),” “are (is) confident that” and “seek(s)” or the negative of such terms or other variations on such terms or comparable terminology. Such forward-looking statements include, but are not limited to, statements about our plans, objectives and intentions, outlooks or expectations for earnings, revenues, expenses or other future financial or business performance, strategies or expectations, or the impact of legal or regulatory matters including regulatory approvals on business, results of operations or financial condition of the business and other statements that are not historical facts. Such statements are based upon the current reasonable beliefs, expectations and assumptions of our management and are subject to significant risks and uncertainties that could cause actual outcomes and results to differ materially. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, without limitation, the following, which is also a summary of the principal risks set forth under Part I, Item 1A, "Risk Factors" in this Annual Report on Form 10-K:
•actions or inactions of local, state or federal regulatory agencies;
•the ability of our regulated utility operations to recover costs in a timely manner or at all or obtain a return on certain assets or invested capital through base rates, cost recovery clauses, other regulatory mechanism;
•potentially material adverse effect on our business, and financial condition due to the purchase and sales of energy commodities and related transportation and services by our operating subsidiaries;
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
•efforts to maintain a responsive ESG program;
•new tariffs imposed on imported goods;
•the impact of extraordinary external events, such as any cyber breaches or other incidents, grid disturbances, acts of war or terrorism, civil or social unrest, natural disasters, pandemic health events or other similar occurrences;
•potential restrictions by interconnecting utility and/or RTO rules, policies, procedures and FERC tariffs and market conditions on renewable project operations and ability to generate revenue;
•our rights, and the rights of our subsidiaries to sites that projects are located may be subordinate to the rights of lienholders and leaseholders;
•strikes, work stoppages or an inability to negotiate future collective bargaining agreements on commercially reasonable terms
•technological developments;
•geopolitical instability could exacerbate existing risk factors;
•the future financial performance, anticipated liquidity and capital expenditures;
•weather conditions are unfavorable or below production forecasts;
•customary business and market related risks including warranty limitation and expiration as well as PPA expiration or early termination.
•impact of Iberdrola’s influence over stock as well as the future sale of issuance of common stock by Iberdrola;
•the “controlled company” exemption to the corporate governance rules for NYSE-listed companies could make shares of our common stock less attractive to some investors or otherwise harm our stock price.
•our dividend policy is subject to the discretion of our board of directors and may be limited by our debt agreements and limitations under New York law;
•ability to meet our financial obligations and to pay dividends on our common stock if our subsidiaries are unable to pay dividends or repay loans from us;
•the ability to effectively implement and maintain internal control over financial reporting;
•our investments and cash balances are subject to the risk of loss;
•the cost and availability of capital to finance our business is inherently uncertain;
•litigation or administrative proceedings;
•inability to insure against all potential risks;
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
•our ability to close the proposed Merger (as defined below), the anticipated timing and terms of the proposed Merger, our ability to realize the anticipated benefits of the proposed Merger and our ability to manage the risks of the proposed Merger such as risks associated with operating and maintaining a large transmission network, fossil-fueled and nuclear power plants;
•the impact of a catastrophic or geopolitical event, such as the Covid-19 pandemic, on business and economic conditions, including but not limited to impacts from consumer payment behavior and supply chain delays, and the pace of recovery from the pandemic or other similar events;
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
AVANGRID has approximately $41 billion in assets and operations in 24 states concentrated in our two primary lines of business - Avangrid Networks and Avangrid Renewables. Avangrid Networks owns eight electric and natural gas utilities, serving approximately 3.3 million customers in New York and New England. Avangrid Renewables owns and operates 9.2 gigawatts of electricity capacity, primarily through wind and solar power, with a presence in 22 states across the United States. AVANGRID supports the achievement of the Sustainable Development Goals approved by the member states of the United Nations, was named among the World’s Most Ethical companies in 2022 for the fourth consecutive year by the Ethisphere Institute and is listed as a Forbes Best-In-State Employers 2022 and recognized by Just Capital as one of the 2022 Just 100, an annual ranking of the most just U.S. public companies for the third time. AVANGRID employs approximately 7,600 people. Iberdrola S.A., or Iberdrola, a corporation (sociedad anónima) organized under the laws of the Kingdom of Spain, a worldwide leader in the energy industry, directly owns 81.6% of the outstanding shares of AVANGRID common stock. AVANGRID's primary businesses are described below.
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
Through Networks, we own electric distribution, transmission and generation companies and natural gas distribution, transportation and sales companies in New York, Maine, Connecticut and Massachusetts, delivering electricity to approximately 2.3 million electric utility customers and delivering natural gas to approximately 1.0 million natural gas utility customers as of December 31, 2022. The interstate transmission and wholesale sale of electricity by these regulated utilities is regulated by the Federal Energy Regulatory Commission, or FERC, under the Federal Power Act, or FPA, including with respect to transmission rates. Further, Networks’ electric and gas distribution utilities in New York, Maine, Connecticut and Massachusetts are subject to regulation by the New York State Public Service Commission, or NYPSC; the Maine Public Utilities Commission, or MPUC; the Connecticut Public Utilities Regulatory Authority, or PURA; and the Massachusetts Department of Public Utilities, or DPU, respectively. Networks strives to be a leader in safety, reliability and quality of service to its utility customers.
Through Renewables, we have a combined wind, solar and thermal installed capacity of 9,206 megawatts, or MW, as of December 31, 2022, including Renewables’ share of joint projects, of which 8,061 MW was installed wind capacity. Renewables targets to contract or hedge above 80% of its capacity under long-term power purchase agreements, or PPAs, and hedges to limit market volatility. As of December 31, 2022, approximately 74% of the capacity was contracted with PPAs, for an average period of approximately 10 years, and an additional 15% of production was hedged. AVANGRID is one of the three largest wind operators in the United States based on installed capacity as of December 31, 2022 and strives to lead the transformation of the U.S. energy industry to a sustainable, competitive, clean energy future. Renewables installed capacity includes 67 wind farms and five solar facilities in 21 states across the United States.
Proposed Merger with PNMR
On October 20, 2020, AVANGRID, PNM Resources, Inc., a New Mexico corporation, or PNMR, and NM Green Holdings, Inc., a New Mexico corporation and wholly-owned subsidiary of AVANGRID, or Merger Sub, entered into an Agreement and Plan of Merger, or Merger Agreement, pursuant to which Merger Sub was expected to merge with and into PNMR, with PNMR surviving the Merger as a direct wholly-owned subsidiary of AVANGRID, or the Merger. Pursuant to the Merger Agreement, each issued and outstanding share of the common stock of PNMR (other than (i) the issued shares of PNMR common stock that are owned by AVANGRID, Merger Sub, PNMR or any wholly-owned subsidiary of AVANGRID or PNMR, which will be automatically cancelled at the time the Merger is consummated and (ii) shares of PNMR common stock held by a holder who has not voted in favor of, or consented in writing to, the Merger who is entitled to, and who has demanded, payment for fair value of such shares) will be converted, at the time the Merger is consummated, into the right to receive $50.30 in cash, or Merger Consideration, or approximately $4.3 billion in aggregate consideration. In connection with the Merger, Iberdrola has provided the Iberdrola Funding Commitment Letter, pursuant to which Iberdrola has unilaterally agreed to provide to AVANGRID, or arrange the provision to AVANGRID of, funds to the extent necessary for AVANGRID to consummate the Merger, including the payment of the aggregate Merger Consideration. On April 15, 2021, AVANGRID entered into a side letter agreement with Iberdrola, which set forth certain terms and conditions relating to the Funding Commitment Letter, or the Side Letter Agreement. The Side Letter Agreement provides that any drawing in the form of indebtedness made by AVANGRID pursuant to the Funding Commitment Letter shall bear interest at an interest rate equal to 3-month London Interbank Offer Rate, or LIBOR, plus 0.75% per annum calculated on the basis of a 360-day year for the actual number of days elapsed and, commencing on the date of the Funding Commitment Letter, AVANGRID shall pay Iberdrola a facility fee equal to 0.12% per annum on the undrawn portion of the funding commitment set forth in the Funding Commitment Letter. On February 12, 2021, the shareholders of PNMR approved the proposed Merger. As of November 1, the Merger had obtained all regulatory approvals other than from the New Mexico Public Regulation Commission, or NMPRC. On November 1, 2021, after public hearing and briefing on the matter, the hearing examiner in the Merger proceeding at the NMPRC issued an unfavorable recommendation related to the amended stipulated agreement entered into by PNMR, AVANGRID and several interveners in the NMPRC proceeding with respect to consideration of the joint Merger application in June 2021. On December 8, 2021, the NMPRC issued an order rejecting the amended stipulated agreement. On January 3, 2022, AVANGRID and PNMR filed a notice of appeal of the December 8, 2021 decision of the NMPRC with the New Mexico Supreme Court. The Statement of Issues was filed on February 2, 2022 and the Brief in Chief was filed on April 7, 2022. On June 14, 2022, the NMPRC filed its Answer Brief. On June 13, 2022, New Energy Economy, an intervener in the Merger proceeding, filed its Answer Brief. AVANGRID's Reply Brief was filed on August 5, 2022. On February 24, 2022, the FCC granted an extension to its approval to transfer operating licenses in connection with the Merger, which was further extended on August 9, 2022. On September 21, 2022, New Energy Economy filed a motion to show cause with the NMPRC alleging that AVANGRID and PNMR have engaged in a misleading joint advertising and sponsorship strategy and requesting an investigation. AVANGRID filed a reply to the motion to show cause on October 11, 2022. We cannot predict the outcome of this proceeding.
In addition, on January 3, 2022, AVANGRID, PNMR and Merger Sub entered into an Amendment to the Merger Agreement, or the Amendment, pursuant to which AVANGRID, PNMR and Merger Sub each agreed to extend the “End Date” for consummation of the Merger until April 20, 2023. The parties acknowledged in the Amendment that the required regulatory approval from the NMPRC had not been obtained and that the parties reasonably determined that such outstanding approval would not be obtained by April 20, 2022. In light of this outstanding approval, the parties determined to approve the Amendment. As amended, the Merger Agreement may be terminated by each of AVANGRID and PNMR under certain circumstances, including if the Merger is not consummated by April 20, 2023 (subject to a three-month extension by AVANGRID and PNMR by mutual consent if all of the conditions to the closing, other than the conditions related to obtaining regulatory approvals, have been satisfied or waived). During the pendency of the appeal described above, certain required regulatory approvals and consents may expire and AVANGRID and PNMR will reapply and/or apply for extensions of such approvals, as the case may be. In addition, the Closing of the Merger is subject to certain conditions including entry into agreements providing for, and to making filings required to, exit from all ownership interests in the Four Corners Power Plant and certain other customary closing conditions. For additional information, see Note 1 to our consolidated financial statements contained in this Annual Report on Form 10-K.
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

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report for further details.
History
We were incorporated in 1997 as a New York corporation and named Energy East Corporation. In 2008, Iberdrola acquired Energy East Corporation and we changed our name to Iberdrola USA, Inc. In 2013, we completed an internal corporate reorganization to create a unified corporate presence for Iberdrola in the United States, bringing all of its U.S. energy companies under Iberdrola USA, Inc. The internal reorganization resulted in the concentration of our principal businesses in two major subsidiaries: Networks, which holds all of our regulated utilities; and Renewables, which holds our renewable and thermal generation businesses.
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
The following table sets forth certain information relating to the rate base, number of customers and the amount of electricity or natural gas provided by each of Networks’ regulated utilities as of and for the year ended December 31, 2022:

Utility	Rate Base(1) (in billions)	Electricity Customers	Electricity Delivered (in MWh)	Natural Gas Customers	Natural Gas Delivered (in DTh)
NYSEG	$3.9	916,521	15,412,000	271,623	55,590,000
RG&E	$2.7	390,455	7,361,000	322,926	58,884,000
CMP	$2.6	659,948	9,224,000	—	—
MNG	$0.1	—	—	5,935	2,202,000
UI	$2.0	343,957	4,873,000	—	—
SCG	$0.7	—	—	208,010	36,031,000
CNG	$0.6	—	—	184,678	36,799,000
BGC	$0.1	—	—	40,750	10,219,000
Total	$12.7	2,310,881	36,870,000	1,033,922	199,725,000
(1)“Rate base” means the net assets upon which a utility can receive a specified return, based on the carrying value of such assets. The rate base is set by the relevant regulatory authority and typically represents the value of specified property, such as plants, facilities and other investments of the utility. These rate base values have been calculated using the best estimates as of December 31, 2022.
During the last five years, Networks has invested $8.9 billion enhancing its delivery network with greater capacity and improved reliability, environmental security and sustainability, efficiency and automation. Networks continuously improves its grid to accommodate new requirements for advanced metering, demand response and enhanced outage management, while improving its flexibility for the integration and management of distributed energy resources, or DER.
New York
In 2022, the nine hydroelectric plants owned by NYSEG and RG&E generated approximately 187,800 megawatt-hours, or MWh of clean hydropower, which is enough energy to power approximately 26,000 homes across New York State, assuming an average electricity consumption of 600 kilowatt-hours, or kWh, per month per customer. See “—Properties—Networks” for more information regarding Networks’ electric generation plants.
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
In 2018, the New England Clean Energy Connect, or NECEC, transmission project, a joint bid proposed by CMP and Hydro-Québec, was selected by the Massachusetts electric utilities and the Massachusetts Department of Energy Resources, or DOER, in the Commonwealth of Massachusetts’s 83D clean energy Request for Proposal. The proposed NECEC transmission project includes a 145-mile transmission line linking the electrical grids in Québec, Canada and New England. The project, which has an estimated cost of approximately $1.4 billion in total, would add 1,200 MW of transmission capacity to supply Maine and the rest of New England with power from reliable hydroelectric generation. As of December 31, 2022, we have capitalized approximately $585 million on the NECEC project. For further discussion of the NECEC project, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.
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

Rate Base
The below rate base values were calculated using the best estimates as of December 31, 2022, 2021 and 2020. The rate base of Networks’ regulated utilities, excluding utilities accounted for under the equity method, for the years indicated below were as follows:

Rate base	2022	2021	2020
	(in millions)
NYSEG Electric	$3,181	$2,776	$2,408
NYSEG Gas	726	715	703
RG&E Electric	2,082	1,911	1,566
RG&E Gas	597	553	492
Subtotal New York	6,586	5,955	5,169
CMP Dist	1,120	1,014	982
CMP Trans	1,520	1,493	1,448
MNG	82	87	77
Subtotal Maine	2,722	2,594	2,507
UI Dist	1,253	1,240	1,170
UI Trans	730	699	662
SCG	673	602	588
CNG	559	515	524
Subtotal Connecticut	3,215	3,056	2,944
BGC	135	128	124
Total	$12,658	$11,733	$10,744
Renewables
The Renewables business, based in Portland, Oregon and Boston, Massachusetts, is engaged primarily in the design, development, construction, management and operation of generation plants that produce electricity using renewable resources and, with more than 70 renewable energy projects, is one of the leaders in renewable energy production in the United States based on installed capacity. Renewables’ primary business is onshore wind energy generation, which represented approximately 95% of Renewables’ combined installed capacity as of December 31, 2022. For the year ended December 31, 2022, Renewables produced 19,683,719 MWh of energy through wind power generation. Renewables had a pipeline of 25,584 MW (19,645 MW - onshore and 5,939 MW - offshore) of future renewable energy projects in various stages of development as of December 31, 2022.
A significant part of Renewables' strategic business is offshore wind. Renewables has rights to two federal offshore wind lease areas. One is located 20 miles off the coast of Massachusetts including 101,590 acres, which has the potential to generate up to 2,600 MW of renewable energy for one or more New England states and the other is located 27 miles off the coast of North Carolina including 122,405 acres, which has the potential to generate up to 3,500 MW of renewable energy for Virginia and North Carolina. In addition, Renewables holds a 50% indirect ownership interest in Vineyard Wind 1 LLC (Vineyard Wind 1), a joint venture with affiliates of Copenhagen Infrastructure Partners, or CIP, a fund management company based in Denmark, which has rights to a federal offshore wind lease area located 15 miles off the coast of Massachusetts including 65,296 acres.
Prior to a restructuring transaction that closed on January 10, 2022 (Restructuring Transaction), Vineyard Wind, LLC (Vineyard Wind) held acquired easements from the U.S. Bureau of Ocean Energy Management (BOEM) containing the rights to develop offshore wind generation. Vineyard Wind acquired two lease areas, Lease Area 501 which contained 166,886 acres and Lease Area 522 which contained 132,370 acres, both located southeast of Martha’s Vineyard. Lease Area 501 was subsequently subdivided in 2021, creating Lease Area 534. On September 15, 2021, Vineyard Wind closed on construction financing for the Vineyard Wind 1 project. Among other items, the Vineyard Wind 1 project was transferred into a separate joint venture, Vineyard Wind 1. Following the Restructuring Transaction, Vineyard Wind 1 remained a 50-50 joint venture and kept the rights to develop Lease Area 501, and Vineyard Wind was effectively dissolved where Renewables received rights to the Lease Area 534 and CIP received rights to Lease Area 522 as liquidating distributions. In contemplation of the liquidating distributions, Renewables also made an incremental payment of approximately $168 million to CIP. Refer to Note 22 to our consolidated financial statements contained in this Annual Report on Form 10-K.

Vineyard Wind 1 LLC is developing and has started onshore construction of the Vineyard Wind 1 project, an 806 MW utility-scale offshore wind project in Lease Area 501. The Vineyard Wind 1 project is expected to generate clean energy for over 400,000 households and businesses in Massachusetts and reduce carbon emissions by over 1.6 million tons per year. The project has 20-year PPAs with the electric distribution companies in Massachusetts with an average price of $88.77/MWh, which represents a price for 50% of the project that starts at $65/MWh and escalates 2.5% annually, and a price for the other 50% of the project that starts at $74/MWh and escalates 2.5% annually.
Renewables is developing the Park City Wind project, an 804 MW project located on Lease Area 534, that will deliver clean, reliable energy to the residents of Connecticut through contracts with the electric distribution companies in Connecticut. The project has 20-year PPAs with the electric distribution companies in Connecticut, including UI, with an average price of $79.83/MWh, which is based on a starting price of $62.50 that escalates at 2.5% annually. With respect to the Park City Wind project, Renewables has agreed to have good faith negotiations to adjust the price if the project benefits from any improvements to the profitability of the project for having access to investments tax credits, or ITCs, in excess of 18%. Both projects are expected to be commissioned in 2024 to 2026, subject to permitting and contract negotiation. In Connecticut, discussions remain ongoing with the EDCs, state and regulatory officials, and other stakeholders concerning a possible amendment to the Park City Wind PPAs.
In December 2021, the Commonwealth Wind project, which will also be located on Lease Area 534 was selected as part of Massachusetts’ third offshore wind competitive procurement process. In April 2022, Commonwealth Wind signed 1200 MW of contracts with the Massachusetts electric distribution companies. The project has 20-year PPAs with an average price of $76.06/MWh, which is based on a starting price of $59.60 that escalates at 2.5% annually. Permitting for Commonwealth Wind is expected to be substantially completed in 2024. On October 20, 2022, Commonwealth Wind filed a motion with the DPU seeking a one-month suspension in the DPU’s proceeding to review the contracts between Commonwealth Wind and the Massachusetts electric distribution companies, or EDCs, in order to provide an opportunity for Commonwealth Wind, the EDCs, state and regulatory officials, and other stakeholders to evaluate the current economic challenges facing Commonwealth Wind and assess measures that would return the project to economic viability including, but not limited to, certain amendments to the contracts. This motion was denied by the DPU on November 4, 2022. In the November 4th order, the DPU directed Commonwealth Wind to indicate whether it wished to move forward with the contracts or file a request to dismiss the DPU proceedings. On November 14, 2022, Commonwealth Wind responded to the DPU order, indicating that while it strongly believed a pause in the proceedings was in the best interest of all parties, if the DPU did not support a pause, then the appropriate action was for the DPU to continue the proceeding such that the parties could continue ongoing discussions to achieve a financeable and economically viable project. On December 16, 2022, after concluding that the ongoing discussions were unlikely to result in a viable path that would allow the project to move forward under the contracts, Commonwealth Wind filed a motion to dismiss with the DPU, requesting that the DPU’s proceeding be dismissed on the grounds that the contracts did not and could not satisfy the required statutory criteria for approval. Commonwealth Wind’s motion further stated that the best path forward was for the contract capacity to be included in the next Massachusetts offshore wind solicitation, that Commonwealth Wind was committed to continuing development of the project, and that Commonwealth Wind would bid into that solicitation to offer Massachusetts a project with cost-effective pricing, a superior timeline for completion and exceptional development opportunities. On December 30, 2022, notwithstanding Commonwealth Wind’s motion to dismiss, the DPU approved the contracts. On January 19, 2023, Commonwealth Wind filed an appeal of the December 30th DPU order to the Supreme Judicial Court of Massachusetts.
Typically, Renewables enters into long-term lease agreements with property owners who lease their property and other sites for onshore renewable energy projects, and with federal agencies for offshore renewables energy projects. Electricity generated at a wind project is then transmitted to customers through long-term agreements with purchasers. There are a limited number of turbine suppliers in the market. Renewables’ largest turbine suppliers, Siemens-Gamesa and GE Wind, in the aggregate supplied turbines that accounted for 70% of Renewables’ installed wind capacity as of December 31, 2022. Iberdrola had an 8.1% ownership interest in Siemens-Gamesa until it was sold in February 2020.
To monetize the tax benefits resulting from tax credits, or PTCs and ITCs, and accelerated tax depreciation available to qualifying wind and solar energy projects, Renewables has entered into “tax equity” financing structures with third party investors for a portion of its wind and solar farms. Renewables holds operating wind and solar farms under these structures through limited liability companies jointly owned by one or more third party investors. These investors generally provide an up-front investment and, in some cases, payments over time for their membership interests in the financing structures. In return, the investors receive specified cash distribution allocations and substantially all of the tax benefits generated by the wind and solar farms, until such benefits achieve a negotiated return on their investment. Upon attainment of this target return, the sharing of the cash flows and tax benefits flip, with Renewables receiving substantially all of these amounts thereafter. We also have an option to repurchase the investor’s interest within a certain timeframe after the target return is met. Renewables maintains operational and management control over the wind and solar farm businesses, subject to investor approval of certain major decisions. See “—Properties—Renewables” for more information regarding Renewables’ wind power generation properties.

Additionally, as part of the Renewables portfolio, Renewables operates two thermal generation facilities, with 636 MW of combined capacity as of December 31, 2022. Renewables worked closely with the City of Klamath Falls, Oregon to develop the Klamath Plant, which has a current capacity of 536 MW. The Klamath Plant operates by creating two useful forms of energy, electricity and process steam, from a single fuel source of natural gas. In addition, Renewables operates a highly flexible 100 MW Klamath Peaking Plant adjacent to the Klamath Plant, providing customers of Renewables additional capability to meet their peak summer and winter power needs.
In addition to its wind assets, Renewables operates five solar photovoltaic facilities with an installed capacity of 324 MW. The solar photovoltaic facilities produced over 317,580 MWh of renewable energy for the year ended December 31, 2022. Solar accounted for 2.0% of the total renewable energy generation from Renewables in 2022.
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
The Renewables meteorology team supports the commercial development of wind and solar energy projects in Renewables’ pipeline by performing a wide variety of detailed investigations and analyses to characterize the expected wind and solar energy production from a proposed wind farm or solar plant in its pre-construction phase of development. These investigations include measuring the wind or solar resource with several well-equipped meteorological masts and using energy modeling software packages that characterize the gross energy and relevant losses. For wind projects, state of the art laser-based and acoustic-based remote sensing equipment and computational fluid dynamics modeling software are used. The Renewables fleet of measurement masts consists of approximately 40 wind meteorological towers and 15 solar meteorological stations that are currently in operation. Additionally, a total of three light detecting and ranging and six sonic detecting and ranging remote sensing devices are deployed or available for deployment at sites across the United States to support wind project development. These remote sensing devices allow hub-height wind speed measurement from a ground-based sensor that can be rapidly deployed and moved as the project matures or changes in nature. The resulting pre-construction energy production estimates that utilize these measurements have been shown to be accurate in a multi-year internal study that compares results to actual, operational data at wind plants in a benchmarking analysis. This study provides a critical feedback loop that is used to define methodology requirements for future pre-construction energy production estimates to ensure confidence in project investment. Renewables’ commitment to obtaining robust atmospheric measurement is driven by a company culture that values business case confidence and understands the role that accurate meteorological data plays in the pursuit of this goal.
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
With respect to Networks’ regulated electric utilities in Maine, New York and Connecticut, the FERC governs the return on equity, or ROE, on all transmission assets in Maine and Connecticut and certain New York TransCo assets in New York. The FERC also oversees the rates, terms and conditions of the transmission of electric energy in interstate commerce, interconnection service in interstate commerce (which applies to independent power generators, for example) and the rates, terms and conditions of wholesale sales of electric energy in interstate commerce. This includes cost-based rates, market-based rates and the operations of regional capacity and electric energy markets in New England administered by an independent entity, ISO New England, Inc., or ISO-NE, and in New York, administered by the New York Independent System Operator, Inc., or NYISO. The FERC approves CMP's, UI's, MEPCO's and New York TransCo's regulated electric utilities transmission revenue requirements. Wholesale electric transmission revenues are recovered through stated or formula rates that are approved by the FERC. CMP’s, MEPCO’s and UI’s electric transmission revenues are recovered from New England customers through charges that recover costs of transmission and other transmission-related services provided by all regional transmission owners. NYSEG’s and RG&E’s electric transmission revenues are recovered from New York customers through charges that recover the costs of transmission and other transmission-related services provided by all transmission owners in New York. Several of our affiliates have been granted authority to engage in sales at market-based rates and blanket authority to issue securities and have also been granted certain waivers of the FERC reporting and accounting regulations available to non-traditional public utilities; however, we cannot be assured that such authorizations or waivers will not be revoked for these affiliates or will be granted in the future to other affiliates.
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
The FERC has civil penalty authority over violations of any provision of Part II of the FPA, as well as any rule or order issued thereunder. FERC is authorized to assess a maximum civil penalty of $1.39 million per violation for each day that the violation continues. The FPA also provides for the assessment of criminal fines and imprisonment for violations under Part II of the FPA. Pursuant to the Energy Policy Act of 2005, or EPAct 2005, the North American Electric Reliability Corporation, or NERC, has been certified by the FERC as the Electric Reliability Organization for North America responsible for developing and overseeing the enforcement of electric system reliability standards applicable throughout the United States. FERC-approved reliability standards may be enforced by the FERC independently, or, alternatively, by NERC and the regional reliability organizations with frontline responsibility for auditing, investigating and otherwise ensuring compliance with reliability standards, subject to the FERC oversight.
The gas distribution operations of NYSEG, RG&E, SCG, CNG and BGC are subject to the FERC regulation under the Natural Gas Act of 1938, or NGA, with respect to their gas purchases/sales and contracted transportation/storage capacity. FERC has civil penalty authority under the NGA to impose penalties for certain violations of up to $1.39 million per day for violations. FERC also has the authority to order the disgorgement of profits from transactions deemed to violate the NGA and EPAct 2005.
Market Anti-Manipulation Regulation
The FERC and the Commodity Futures Trading Commission, or CFTC, monitor certain segments of the physical and futures energy commodities market pursuant to the FPA, the Commodity Exchange Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, including our businesses’ energy transactions and operations in the United States. With regard to the physical purchases and sales of electricity and natural gas, the gathering storage, transmission and delivery of these energy commodities and any related trading or hedging transactions that some of our operating subsidiaries undertake, our operating subsidiaries are required to observe these anti-market manipulation laws and related regulations enforced by the FERC and CFTC. The FERC holds substantial enforcement authority, including the ability to assess civil penalties of up to $1.9 million per day per violation, to order disgorgement of profits and to recommend criminal penalties. The CFTC is authorized to issue monetary penalties for violations of the Commodity Exchange Act up to a maximum penalty per violation. Generally, penalties may be determined on a per violation basis or up to triple the monetary gain to the respondent, whichever is greater.
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
Environmental, Health and Safety
Permitting and Other Regulatory Requirements
Networks. Networks’ distribution utilities in New York, Maine, Connecticut and Massachusetts are subject to numerous federal, state and local laws and regulations in connection with the environmental, health and safety effects of its operations. The distribution utilities of Networks are subject to regulation by the applicable state public utility commission with respect to the siting and approval of electric transmission lines, with the exception of UI, the siting of whose transmission lines is subject to the jurisdiction of the Connecticut Siting Council, or the CSC, and with respect to pipeline safety regulations for intrastate gas pipeline operators.
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
Global Climate Change and Greenhouse Gas Emission Issues
Global climate change and greenhouse gas emission, or GHG, issues continue to receive an increased focus from state governments and the federal government. In November 2010, the EPA published final rules for monitoring and reporting requirements for petroleum and natural gas systems that emit greenhouse gases under the authority of the Clean Air Act beginning in 2011. These regulations apply to facilities that emit greenhouse gases above the threshold level of 25,000 metric tons equivalent per year. SCG and CNG both exceed this threshold and are subject to reporting requirements. The liquefied natural gas, or LNG, facilities owned and/or contracted by SCG and CNG are also subject to the monitoring and reporting requirements under the regulations. Similarly, Networks is subject to reporting requirements under provisions of the greenhouse gases regulations, which regulate electric transmission and distribution equipment that emit sulfur hexafluoride.
We are continuously evaluating the regulatory risks and regulatory uncertainty presented by climate change and greenhouse gas emission. Such concerns could potentially lead to additional rules and regulations as well as requirements imposed through the ratemaking process that impact how we operate our business. We generally expect that any of Networks' costs for these rules, regulations and requirements would be recovered from customers.
For Klamath Plant Renewables performs annual GHG reporting to the EPA and to the Oregon Department of Environmental Quality, or DEQ. Emissions are reported by unit in CO2 equivalent for CO2 CH4 and NO2. Starting in 2022 Oregon DEQ requires a 3rd party verification of GHG reports.

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
Environmental Management and Goals
In connection with our environmental, social, governance and financial stewardship strategy, we have established several environmental goals including a target to be carbon neutral for Scopes 1 and 2, as defined by the U.S. Environmental Protection Agency, by 2030. The AVANGRID Board has adopted a governance and sustainability system reflecting our environmental, social, governance and financial stewardship strategy including, without limitation, a Climate Action Policy that explicitly sets forth our Scope 1 and Scope 2 targets. Further, we have defined a set of goals to reduce the environmental impact of our facilities including that 100% of our corporate facilities will have renewable electricity by 2030, 100% of our light duty fleet will be clean energy vehicles by 2030 and an increase in our emission free generation capacity by more than 150% by 2030.
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
Renewables sells the majority of its energy output to large investor-owned utilities, public utilities and other credit-worthy entities. Additionally, Renewables generates and provides power, among other services, to federal and state agencies, institutional retail and joint action agencies. Offtakers typically purchase renewable energy from Renewables through long-term PPAs, allowing Renewables to limit its exposure to market volatility. As of December 31, 2022, approximately 74% of the capacity was contracted with PPAs, for an average period of approximately 10 years, and an additional 15% of production was hedged. Renewables also delivers thermal output to wholesale customers in the Western United States.
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
Properties
Networks
The following table sets forth certain information relating to Networks’ electricity generation facilities and their respective locations, type and installed capacity as of December 31, 2022. Unless noted otherwise, Networks owns each of these facilities and all our generating properties are regulated under cost of service regulation.

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

The following table sets forth certain operating data relating to the electricity transmission and distribution activities of each of Networks’ regulated utilities as of December 31, 2022:

Utility	State	Substations	Transmission Lines (in miles)	Overhead Distribution Lines (in pole miles)	Underground Lines (in miles)	Total Distribution (in miles)
NYSEG	New York	430	4,549	39,725	3,555	43,280
RG&E	New York	156	1,116	8,746	3,381	12,127
CMP	Maine	205	2,907	29,364	3,432	32,796
UI	Connecticut	28	138	8,321	1,309	9,629
Total		819	8,710	86,155	11,677	97,832
The following table sets forth certain operating data relating to the natural gas transmission and distribution activities of each of Networks’ regulated utilities, as of December 31, 2022:

Utility	State	Transmission Pipeline (in miles)	Distribution Pipeline (in miles)
NYSEG	New York	20	8,486
RG&E	New York	103	9,344
MNG	Maine	2	231
SCG	Connecticut	—	2,513
CNG	Connecticut	—	2,215
BGC	Massachusetts	—	770
Total		126	23,559
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
Renewables
The following table sets forth Renewables’ portfolio of wind projects as of December 31, 2022. Unless noted otherwise, Renewables wholly owns each of these facilities.

Location	Wind Project	Turbines	Total Installed Capacity (MW)	Commercial Operation Date	North American Electric Reliability Corporation (NERC) Region
Arizona	Dry Lake I	30 (Suzlon S88, 2.1 MW)	63	2009	WECC
	Poseidon Wind (1)	15.5 (Suzlon, 2.1 MW)	33	2010	WECC
California	Dillon	45 (Mitsubishi, 1 MW)	45	2008	WECC
	Manzana	126 (GE, 1.5 MW)	189	2011	WECC
	Mountain View III	34 (Vestas V47, 0.66 MW)	22	2020	WECC
	Phoenix Wind Power	3 (Vestas, 0.66 MW)	2	1999	WECC
	Shiloh	100 (GE, 1.5 MW)	150	2006	WECC
	Tule	57 (GE, 2.3 MW)	131	2018	WECC
Colorado	Colorado Green	100 (GE, 1.5 SLE RP1.62 MW)	162	2003	WECC
	Twin Buttes	50 (GE, 1.5 MW)	75	2007	WECC
	Twin Buttes II	30 (Gamesa G114, 2.10 MW); 6 (Gamesa G114, 2.0 MW)	75	2017	WECC
Illinois	Providence Heights	36 (Gamesa G87, 2.0 MW)	72	2008	MRO
	Streator Cayuga Ridge South	150 (Gamesa, 2.0MW)	300	2010	MRO
	Otter Creek	38 (Vestas, 3.8 MW); 4 (Vestas, 3.5 MW)	158	2020	MRO
Iowa	Barton	79 (Gamesa, 2.0 MW)	158	2009	MRO
	Flying Cloud	29 (GE, 1.5 MW)	44	2003	MRO

Location	Wind Project	Turbines	Total Installed Capacity (MW)	Commercial Operation Date	North American Electric Reliability Corporation (NERC) Region
	New Harvest	50 (Gamesa G87, 2.0W)	100	2012	MRO
	Top of Iowa II	40 (Gamesa G87, 2.0 MW)	80	2007	MRO
	Winnebago I	10 (Gamesa G87, 2.0 MW)	20	2008	MRO
Kansas	Elk River	100 (GE, 1.5 MW)	150	2005	MRO
Massachusetts	Hoosac	19 (GE, 1.5 MW)	29	2012	NPCC
Minnesota	Elm Creek	66 (GE, 1.5 MW)	99	2008	MRO
	Elm Creek II	62 (Mitsubishi, 2.4)	149	2010	MRO
	MinnDakota	100 (GE, 1.5 MW)	150	2008	MRO
	Moraine I	34 (GE, 1.5 MW)	51	2003	MRO
	Moraine II	33 (GE, 1.5 MW)	50	2009	MRO
	Trimont	67 (GE, 1.5 SLE RP1.62 MW)	107	2020	MRO
Missouri	Farmers City	73 (Gamesa G87, 2.0 MW)	144	2009	MRO
New Hampshire	Groton	24 (Gamesa G87, 2.0 MW)	48	2012	NPCC
	Lempster	12 (Gamesa G87, 2 MW)	24	2008	NPCC
New Mexico	El Cabo	140 (Gamesa G114, 2.1 MW); 2 (Gamesa G114, 2.0 MW)	298	2017	WECC
	La Joya	76 (GE 2.85, 2.85 MW); 35 (Gamesa G114, 2.6 MW)	306	2021	WECC
New York	Hardscrabble	37 (Gamesa G90, 2.0 MW)	74	2011	NPCC
	Maple Ridge I(2)	70 (Vestas V82, 1.65 MW)	116	2006	NPCC
	Maple Ridge II(2)	27 (Vestas V82, 1.65 MW)	45	2006	NPCC
	Roaring Brook	5 (Gamesa G114, 2.625); 15 (Gamesa G145, 4.5)	80	2021	NPCC
North Carolina	Desert Wind	104 (Gamesa G114, 2.0 MW)	208	2017	SERC
North Dakota	Rugby	71 (Suzlon S88, 2.1 MW)	149	2009	MRO
Ohio	Blue Creek	152 (Gamesa G90 – 2.0 MW)	304	2012	RFC
Oregon	Hay Canyon	48 (Suzlon S88, 2.1 MW)	101	2009	WECC
	Klondike I	16 (GE, 1.5 S – 1.5 MW)	24	2001	WECC
	Klondike II	50 (GE, 1.5 SLE RP1.62 MW)	81	2020	WECC
	Klondike III	44 (Siemens, 2.3 MW); 80 (GE, 1.5 SLE, 1.5 MW); 1 (Mitsubishi, 2.4 MW)	224	2007	WECC
	Klondike IIIa	51 (GE, 1.5 MW)	77	2008	WECC
	Leaning Juniper II	74 (GE, 1.5 MW); 42 (Suzlon, 2.1 MW)	199	2011	WECC
	Montague	51 (Vestas, 3.6 MW); 5 (Suzlon, 3.45 MW)	201	2019	WECC
	Pebble Springs	47 (Suzlon, 2.1 MW)	99	2009	WECC
	Star Point	47 (Suzlon, 2.1 MW)	99	2010	WECC
	Golden Hills	51 (Vestas, 4.3 MW)	201	2021	WECC
Pennsylvania	Casselman	23 (GE, 1.5 MW)	35	2007	RFC
	Locust Ridge I	13 (Gamesa G87, 2.0)	26	2007	RFC
	Locust Ridge II	50 (Gamesa G87, 2.0 MW)	100	2009	RFC
	South Chestnut	22 (Gamesa, 2.0 MW)	44	2012	RFC
South Dakota	Buffalo Ridge I	24 (Suzlon, 2.1 MW)	50	2009	MRO
	Buffalo Ridge II	105 (Gamesa G87, 2.0 MW)	210	2010	MRO
	Coyote Ridge (3)	35 (GE, 2.52 MW); 4 (GE, 2.3 MW)	20	2019	MRO
	Tatanka Ridge (3)	50 (GE, 2.3 MW); 6 (GE, 2.3 MW)	23	2021	MRO
Texas	Baffin	101 (Gamesa G97, 2.0 MW)	202	2016	TRE
	Barton Chapel	60 (Gamesa, 2.0 MW)	120	2009	TRE
	Karankawa	93 (GE, 2.52 MW); 22 (GE, 2.3 MW); 9 (GE, 2.5 MW)	307	2019	TRE

Location	Wind Project	Turbines	Total Installed Capacity (MW)	Commercial Operation Date	North American Electric Reliability Corporation (NERC) Region
	Patriot	58 (Vestas, 3.6 MW); 5 (Vestas, 3.45 MW)	226	2019	TRE
	Peñascal I	84 (Mitsubishi, 2.4 MW)	202	2009	TRE
	Peñascal II	83 (Mitsubishi, 2.4 MW)	199	2010	TRE
Vermont	Deerfield	7 (Gamesa G87, 2.0 MW); 8 (Gamesa G97, 2.0 MW)	30	2017	NPCC
Washington	Big Horn I	133 (GE, 1.5 MW)	200	2006	WECC
	Big Horn II	25 (Gamesa, 2.0 MW)	50	2010	WECC
	Juniper Canyon	62 (Mitsubishi, 2.4 MW)	149	2011	WECC
(1)Jointly owned with Axium; capacity amounts represent only Renewables’ share of the wind farm.
(2)Jointly owned with Horizon Wind Energy; capacity amounts represent only Renewables’ share of the wind farm.
(3)Jointly owned with WEC Infrastructure; capacity amounts represent only Renewables’ share of the wind farm.
Additionally, set forth below are the solar and thermal facilities operated by Renewables as of December 31, 2022. Unless otherwise noted, Renewables owns each facility.

Facility	Location	Type of Facility	Installed Capacity (MW) (3)	Commercial Operation Date
Poseidon Solar (1)	Pinal County, Arizona	Solar	12	2011
San Luis Valley Solar Ranch (2)	Alamosa County, Colorado	Solar	35	2012
Gala Solar	Deschutes County, Oregon	Solar	70	2017
Wy’East Solar	Sherman County, Oregon	Solar	13	2018
Lund Hill Solar	Klickitat County, Washington	Solar	194	2022
Klamath Cogeneration	Klamath Falls, Oregon	Thermal	536	2001
Klamath Peakers	Klamath Falls, Oregon	Thermal	100	2009
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
While we have not had any significant security breaches, a physical security intrusion could potentially lead to theft, damage, interruption of service and the release of critical operating information. In addition to physical security intrusions, a cyber breach could also potentially lead to theft, damage, interruption of service and the release of critical operating information or confidential customer information.
To manage these operational risks, pursuant to the cybersecurity risk policy and corporate security policy approved by the AVANGRID Board, we have implemented cyber and physical security measures and continue to strengthen our security posture by improving and expanding our physical and cyber security capabilities to protect critical assets. In addition, the Audit Committee of the AVANGRID Board (formerly known as the Audit and Compliance Committee) has responsibility for oversight of physical and cyber security matters, incident response management, and risks related to physical security, information security, cybersecurity, and technology, as well as the steps taken by management to mitigate such risks. Corporate Security maintains strong relationships with the U.S. Department of Homeland Security, or DHS, the Cybersecurity and Infrastructure Security Agency, or CISA, National Security Council, or NSC, the FBI, and the Department of Energy to ensure threat information is passed in a timely manner for situation awareness and that actions are taken to reduce risk.
The AVANGRID Board has appointed a senior officer responsible for security (Chief Security Officer) and established a dedicated corporate security office, responsible for improving and coordinating security across the company, who regularly reports to the Audit Committee of the AVANGRID board on security matters. We have adopted a comprehensive company-wide physical and cyber security program, which is supported by a governance program to manage, oversee and assist us in meeting our corporate, legal and regulatory responsibilities with regard to the protection of our cyber, physical and information assets.

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
The overall health of our workforce is important to us – from physical safety and financial security, to diversity and inclusion and a respectful work environment. We invest in workforce programs that enable personal and professional growth, help employees build connections with one another, and meet the unique needs of our employees and their families.
In light of our committee to our employees, we have established several human-capital related goals including commitments to gender equity with a goal to have women represent 35% of our executive positions by 2030, 50% of our senior leaders to be women by 2030 and a 40% reduction in our employee accident rate by 2030.
As of December 31, 2022, we employed 7,579 employees, virtually all of whom are full-time. 91.5% of employees were based in five states – Connecticut, Massachusetts, Maine, New York, and Oregon. During fiscal year 2022, we hired and onboarded 1,243 employees.
Approximately 46.0% of our employees are represented by a collective bargaining agreement and we generally enjoy strong working relationships with all our labor unions. There are no union contracts that are scheduled to expire in 2023. There is mutual respect and collaboration when discussing the variety of issues we face on an ongoing basis, and the respective parties share the goal of supporting the business while helping to ensure a positive customer experience.
For the year ended December 31, 2022, the information on turnover rates is as follows:

Employee Turnover	% of Total
Voluntary Turnover as a percent of workforce	7.6%
Involuntary Turnover as a percent of workforce	1.1%
Retirement as a percent of workforce	4.8%
Total Turnover as a percent of workforce	13.5%
Diversity, Equity and Inclusion
Diversity, equity and inclusion are critical to our future success. We strive to build and sustain a diverse workforce with a rich mix of differences, inclusive workplaces where each of us feel valued and connected, and experiences equitable opportunities to grow and develop.
In this respect, we have prioritized initiatives in three areas: increasing diverse representation, especially in positions of authority; promoting equitable opportunities to grow and develop; and establishing pathways for community and connection with others.
In 2022, AVANGRID focused on building an inclusive culture, leveraging our Business Resource Groups, or BRGs, to launch the following initiatives:
•community volunteer initiatives across various locations
•engagement with senior leadership to discuss diversity awareness and inclusive leadership practice
•establishment of recruitment partnerships to deliver diversity pipeline expansion, and
•incentivizing senior leadership to demonstrate Diversity, Equity and Inclusion, or DE&I, outreach, active involvement in diverse mentorship, and leadership positions within BRGs.
As of December 31, 2022, 87% of AVANGRID employees completed unconscious bias training during the previous 24 months.
Our growing community of BRGs provide communities where our employees can discuss relevant issues and celebrate different cultures, ethnicities, and identities. Over 15% of our employees participate in one of our seven BRGs. The AVANGRID African-American Council for Excellence, the AVANGRID Coalition for Asian Pacific Americans, AVAN-Veterans, The AVANGRID Community for All Abilities and Resource for Excellence, The Hispanic Organization for

Leadership and Awareness, Pride@AVANGRID and WomENergy. Our BRGs hosted over 50 events in 2022, promoting inclusive conversations and diverse thinking throughout the organization. As of December 31, 2022, the approximate demographic breakdowns of our workforce are as follows:

Ethnicity	% of Total
All Employees	All	CT	MA	ME	NY	OR
% of Employees in State		23.6%	3.9%	16.5%	42.6%	5.0%
American Indian or Alaska Native	0.5%	0.3%	0.3%	0.8%	0.4%	0.5%
Asian	3.2%	5.0%	2.4%	1.6%	2.3%	8.4%
Black or African American	6.2%	13.8%	3.4%	1.0%	5.5%	2.1%
Hispanic or Latino	8.1%	15.9%	6.8%	1.5%	5.3%	6.3%
Hawaiian Native or other Pacific Islander	0.1%	0.0%	0.0%	0.0%	0.1%	0.8%
Two or more races	1.6%	1.7%	1.4%	1.4%	1.5%	2.4%
White	79.4%	62.7%	84.7%	92.7%	84.5%	77.9%
Did not provide	0.8%	0.5%	1.0%	1.0%	0.5%	1.6%

Senior Leadership	All	CT	MA	ME	NY	OR
% of Employees in State		29.8%	8.3%	15.3%	19.2%	17.1%
American Indian or Alaska Native	—%	—%	—%	—%	—%	—%
Asian	2.7%	4.0%	—%	1.9%	1.5%	1.7%
Black or African American	2.4%	5.0%	—%	—%	3.1%	1.7%
Hispanic or Latino	9.7%	18.8%	—%	5.8%	10.8%	3.4%
Hawaiian Native or other Pacific Islander	—%	—%	—%	—%	—%	—%
Two or more races	2.4%	2.0%	—%	3.8%	1.5%	1.7%
White	81.1%	69.3%	96.4%	86.5%	80.0%	89.7%
Did not provide	1.8%	1.0%	3.6%	1.9%	3.1%	1.7%

All Employees	All	CT	MA	ME	NY	OR
Female	27.5%	30.1%	28.9%	29.8%	27.6%	26.6%
Male	72.4%	69.9%	71.1%	70.1%	72.3%	73.2%
Undeclared	0.1%	0.1%	—%	0.1%	0.1%	0.3%

Senior Leadership	All	CT	MA	ME	NY	OR
Female	30.1%	33.7%	25.0%	34.6%	27.7%	31.0%
Male	69.9%	66.3%	75.0%	65.4%	72.3%	69.0%
Undeclared	—%	—%	—%	—%	—%	—%
Health and Safety
Safety is a core value at AVANGRID. We are committed to providing a safe and healthy workplace for our employees, communities, customers, and investors. Daily emphasis on the importance of a safe workplace – and everyone’s role in supporting it – builds employee confidence, motivation, and productivity. A safe workplace encourages an environment where innovation can flourish. All AVANGRID leaders have a portion of their variable compensation tied directly to health and safety goals.
We continuously work to embed a safety-first culture across the company. In addition to ongoing safety training and awareness programs, we use environmental, health & safety excellence awards and other recognition programs to spotlight exemplary and proactive safety behavior. In 2022, we elevated the “Good Catch” program to recognize five “Good Catches of the Year” at the annual EH&S Summit and initiated a reward program that highlights two winners each month for outstanding safety behavior. A Good Catch is the result of an employee recognizing a condition that had the potential to cause an incident but did not cause one, due to timely identification and mitigation by the employee. This past year, we also rolled out a Leadership Field Safety Observation Program, which is designed to improve employee engagement and increase field condition awareness throughout the organization. In 2022, employees and leaders completed more than 17,000 safety observations. These programs, in addition to monthly safety meetings, are dedicated to sharing critical safety updates and promoting a learning and improving safety culture, while also building critical skills for managers and supervisors to boost engagement for all employees. AVANGRID also launched "The Daily 5," which includes safety best practices videos and content posted on the company’s internal social media channel. These posts are shared with field supervisors and managers, who cascade the messages to all field employees. We also completed the rollout of AVANGRID’s Essential Controls designed to strengthen safety performance and focused on reducing the hazards most prevalent in our industry. For our Networks employees, we initiated an intensive “Alertdriving” training program with nearly 3,000 employees to promote safety and reduce company-related motor vehicle incidents.
A true culture of health and safety must also include employee wellbeing. Healthier employees are at lower risk of injury from industrial exposure and perform work more safely with lower rates of absenteeism. In 2022, wellbeing programming continued to place a strong emphasis on supporting employee mental health, with extensive resources offered including regular mental health webinars, mental health training for people managers, regular health and wellbeing content throughout the year, activities challenges, and digital emotional health programs using cognitive behavior therapy. In 2022, AVANGRID launched Daylight, an online anxiety management program, and Sleepio, a sleep improvement and fatigue management app. In addition, we held several onsite “Benefits & Wellbeing Fairs” and expanded our network of “mental health advocates” to include approximately 80 employees. Mental health advocates are employees who undergo certain training and volunteer their time to listen and provide guidance to others regarding available mental health resources. We also expanded our onsite prevention and risk reduction programs, including the early intervention program, which helps to prevent soft-tissue and musculoskeletal injuries, and onsite influenza vaccination clinics.
Growing our Talent
Varied learning options enable the personal and professional development of our employees – such as on-demand skill building platforms, leadership programs, mentoring programs, technical and on-the-job training, community outreach opportunities, and tuition assistance.
In 2022, we completed and launched the Leadership Essentials program for all new leaders at AVANGRID, focused on building management and leadership skills. We also enhanced our succession and talent management processes to target the identification and development of key talent within all business areas to enhance the sustainability of the business from a people perspective, with a focus on diverse representation. We expanded our early career pipeline to include a new Global Graduates Program alongside our Engineering Development Program as well as our ongoing Internship Program to continue building in-demand and emerging skillets.
Lastly, we continued the evolution of our technical training programs by leveraging new technologies such as virtual reality with the launch of a cross functional virtual reality town that will continue to be enhanced in the coming years. We also leveraged our digital platform for the tracking of on-the-job training hours in addition to traditional classroom instruction to further promote knowledge retention and skills mastery.
Total Rewards & Benefits
Our compensation, health, and retirement programs are designed to attract and retain the right people to meet business and customer needs across a variety of markets and locations, and within the increasingly competitive market in which we operate.
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
We take a “Total Health” approach to benefits and wellbeing with inclusive programs designed to support employees’ physical, financial, emotional, and social health, as well as their families’, throughout various stages of life. Many of our programs are available to all union and non-union employees both full- and part-time.

Some 2022 examples of Company programs include:
•Comprehensive, high-quality health, dental, vision, life, and disability plans
•Generous 401(k) match and Paid Time Off programs
•Paid Parental Leave for those welcoming a new child through birth, surrogacy, adoption, or foster care placement
•Fertility and family-forming care and coverage
•Education and tuition reimbursement assistance programs
•Subsidized back-up care for children, elder family members, and those with special needs
•Programs that support local non-profits by offering a cash match for employee donations, as well as direct donations recognizing employee volunteer hours.
•A variety of value-added options that allow employees to make choices that meet their individual needs, including telemedicine, claims navigation, mental health and financial wellness and education programs, legal assistance, and pet insurance.
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
Item 1A. Risk Factors
You should carefully consider the following risks and all of the other information set forth in this report, including without limitation our consolidated financial statements and the notes thereto and "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates." The following risk factors have been organized by category for ease of use; however, many of the risks may have impacts in more than one category.
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
The pendency of the proposed Merger could have an adverse effect on AVANGRID’s businesses, results of operations, financial condition, cash flows or the market value of AVANGRID’s common stock and debt securities.
The pendency of the proposed Merger could disrupt AVANGRID’s businesses, and uncertainty about the timing and the effect of the proposed Merger may have an adverse effect on AVANGRID or the combined company following the proposed Merger. AVANGRID’s employees may experience uncertainty regarding their roles after the proposed Merger, for example, employees may depart either before or after the completion of the proposed Merger because of such uncertainty and issues relating to the difficulty of coordination or a desire not to remain following the proposed Merger; and the pendency of the proposed Merger may adversely affect AVANGRID’s ability to retain, recruit and motivate key personnel. Additionally, the attention of AVANGRID’s management may be directed towards the completion of the proposed Merger including obtaining regulatory approvals and other transaction-related considerations and may be diverted from the day-to-day business operations of AVANGRID and matters related to the proposed Merger may require commitments of time and resources that could otherwise have been devoted to other opportunities that might have been beneficial to AVANGRID. Additionally, the Merger Agreement requires AVANGRID to obtain PNMR’s consent prior to taking certain specified actions while the proposed Merger is pending. These restrictions may prevent AVANGRID and PNMR from pursuing otherwise attractive business opportunities and executing certain of its business strategies prior to the consummation of the proposed Merger. Further, the proposed Merger may give rise to potential liabilities, including as a result of pending and future shareholder lawsuits relating to the proposed Merger. Any of these matters could adversely affect the businesses of, or harm the results of operations, financial condition or cash flows of AVANGRID and the market value of AVANGRID common stock and debt securities.
AVANGRID will incur substantial transaction fees and costs in connection with the proposed PNMR Merger.
AVANGRID has incurred, and expects to incur additional, material non-recurring expenses in connection with the proposed Merger, obtaining various required consents, orders and approvals in connection with the Merger and consummation of the transactions contemplated by the Merger Agreement. Additional unanticipated costs have been incurred in connection with the delay in obtaining approval from the NMPRC including expenses related to the appeal of the NMPRC order rejecting the amended stipulated agreement in the Merger, the reapplication and extension of certain approval, and the Amended to the Merger Agreement and may be incurred in the course of coordinating the businesses of AVANGRID and PNMR after consummation of the proposed Merger. Even if the proposed Merger is not consummated, AVANGRID may need to pay certain pre-tax costs relating to the proposed Merger incurred prior to the date the proposed Merger was abandoned, such as legal, accounting, financial advisory and filing fees. Additionally, continued delay of the consummation of the Merger may materially adversely affect the benefits that AVANGRID may achieve as a result of the proposed Merger and could result in additional pre-tax transaction costs, loss of revenue or other effects associated with uncertainty about the proposed Merger. Satisfying the conditions to, and consummation of, the proposed Merger may take longer than, and could cost more than, AVANGRID expects.

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
The success of the Merger will depend, in part, on the ability of PNMR to successfully execute its business strategy, including delivering electricity in a safe and reliable manner, minimizing service interruptions and investing in its transmission and distribution infrastructure to maintain its system, serve its growing customer base with a modernized grid and support energy production. These objectives are capital intensive and subject to substantial regulation by state and local regulatory agencies and PNMR's business, results of operations and prospects may be adversely affected by legislative or regulatory changes, as well as liability under, or any future inability to comply with, existing or future regulations or requirements. If PNMR is not able to achieve these objectives, is not able to achieve these objectives on a timely basis, or otherwise fails to perform in accordance with AVANGRID’s expectations, the anticipated benefits of the Merger may not be realized fully or at all, and the Merger may materially adversely affect the results of operations, financial condition and prospects of the combined company and, consequently, the market value of AVANGRID common stock and debt securities.
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
PNMR has large networks of electric transmission and distribution facilities. Weather conditions in the U.S. Southwest region and Texas vary and could contribute to severe weather conditions, such as wildfires or severe winter weather events, as have occurred over the past two years in Texas or result in brown-outs or black-outs, in or near PNMR’s service territories. While PNMR may take certain proactive steps to mitigate the risks caused by severe weather conditions, brown-outs or black-outs, such risks are always present and PNMR could be held liable for damages incurred as a result of severe weather conditions, brown-outs or black-outs, or as a result of wildfires caused, or allegedly caused, by their transmission and distribution systems. In addition, wildfires could cause damage to PNMR’s assets that could result in loss of service to customers or make it difficult to supply power in sufficient quantities to meet customer needs. These events could adversely affect PNMR and may materially adversely affect the results of operations, financial condition and prospects of the combined company and, consequently, the market value of AVANGRID’s common stock and debt securities.
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
We are pursuing additional development investment opportunities related to all segments of AVANGRID with a particular focus on additional opportunities in electric transmission, renewable energy generation and interconnections to generating resources. The development, construction and expansion of such projects involve numerous risks. Various factors could result in increased costs or result in delays or cancellation of these projects. Risks include regulatory approval processes, permitting, new legislation, citizen referendums or ballot initiatives, economic events, foreign currency risk, environmental and community concerns, negative publicity, design and siting issues, difficulties in obtaining required rights of way, difficulties in securing equipment orders, construction delays and cost overruns, including delays in equipment deliveries, increase in raw materials, severe weather, increase in financing cost, competition from incumbent facilities and other entities, and actions of strategic partners. There may be delays or unexpected developments in completing current and future construction projects. For example, the outcome of ongoing legal proceedings, cost overruns and construction delays could have an adverse effect on the success of the NECEC project and our financial condition and prospects. While most of Renewables’ construction projects are constructed under fixed-price and fixed-schedule contracts with construction and equipment suppliers, these contracts provide for limitations on the liability of these contractors to pay liquidated damages for cost overruns and construction delays. These circumstances could prevent Renewables’ construction projects from commencing operations or from meeting original expectations about how much electricity it will generate or the returns it will achieve. Project delays may also lead to an inability to utilize and monetize safe harbor equipment, negatively impacting project returns. Additionally, for Renewables’ projects that are subject to PPAs contractual non-performance prior to construction could lead to payment of damages and potential project cancellation. During construction, substantial delays could cause defaults under the PPAs, which generally require the completion of project construction by a certain date at specified performance levels. A delay resulting in a wind project failing to qualify for federal PTCs or ITCs could result in losses that would be substantially greater than the amount of liquidated damages paid to Renewables.
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
The operations of AVANGRID are subject to, and influenced by, complex and comprehensive federal, state and local regulation and legislation, including regulations promulgated by state utility commissions and the FERC. This extensive regulatory and legislative framework regulates our ability to own and operate utilities, the industries in which our subsidiaries operate, our business segments, rates for our products and services, financings, capital structures, cost structures, construction, environmental obligations, development and operation of our facilities, acquisition, disposal, depreciation and amortization of facilities and other assets, service reliability, customer service requirements, hedging, derivatives transactions and commodities trading. For example, in Maine efforts to place a citizen’s referendum on the ballot affecting the ownership and operations of electric and gas utilities continue if affirmed could result in forced divestiture.
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
AVANGRID’s operations are subject to, and influenced by, complex and comprehensive federal, state and local regulation and legislation. This is impactful for all areas of the business but particularly in the emerging development of offshore and solar generation. It is anticipated that members of House of Representatives will reintroduce legislation that would prohibit offshore wind construction by foreign flagged vessels in which the crew nationality does not match the nation in which the vessel is flagged. If passed, this legislation could affect expected timelines and returns on approved projects. Additionally, implementation of Uyghur Forced Labor Prevention Act has lead U.S. Customs and Border Control and Protection to detain import of products made with forced labor in certain areas of China, to date this has included solar panels, which is causing significant delay in panel delivery. There is the potential that additional products such as aluminum could face detentions under this authority in the future. This legislation could have an impact on solar project development, construction activities and project returns.
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
For example, there are pending challenges at the FERC against New England transmission owners (including UI and CMP) seeking to lower the ROE that these transmission owners are allowed to receive for wholesale transmission service pursuant to the ISO-NE Open Access Transmission Tariff. Reductions to the ROE adversely impact the revenues that Networks’ regulated utilities receive from wholesale transmission customers and could have a material effect on our financial condition.
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
Additionally, Avangrid faces fluctuations in the fair value of its derivative contracts over time due to the impact mark-to-market accounting.
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
Clean energy and emission reduction legislation, proceedings, or executive orders have been issued within New York, Maine, Connecticut and Massachusetts that, among other things, set renewable energy and carbon emission goals and create incentive programs for energy efficiency and renewable energy programs. Climate vulnerability assessment regulation have also been issued in New York, Maine, and Connecticut. Additionally, new legislation can require significant change to the natural gas portion of AVANGRID including reduction in usage and restriction of the expansion of natural gas within our territories. We are unable to predict the impact these law and actions may have on the operations of our subsidiaries in New York, Maine, Connecticut and Massachusetts which could have an adverse effect on our business and financial condition.
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
For example, in January 2023, members of the House of Representatives introduced a resolution under the Congressional Review Act to reverse the Biden’s administrative two year pause on new tariffs on China related to solar imports from 4 Southeast Asian countries (AD-CVD) issued in June of 2022. Additionally, representatives from China have signaled that they may implement an export ban on wafers in retaliation to efforts in the U.S. and elsewhere to divest from the Chinese supply chain.
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
Catastrophic or geopolitical events may disrupt operations and negatively impact the financial condition of the business, cash flows, and the trading value of its securities.
The impact of a catastrophic or geopolitical event, such as the Covid-19 pandemic, on the economy, labor and financial markets could adversely affect our business. The extent to which events like a pandemic may impact our business going forward will depend on factors such as public response, governmental actions, the duration, and its impact to economic activity and financial stability. Increased frequency or duration of events such as these may alter the fundamental demand for electricity particularly from businesses, commercial and industrial customers; cause us to experience an increase in costs as a result of our emergency measures, delayed payments from our customers and uncollectible accounts; cause delays and disruptions in the availability and timely delivery of materials and components used in our operations; cause delays and disruptions in the supply chain resulting in disruptions in the commercial operation dates of certain projects and impacting qualification criteria for certain tax credits and potential delay damages in our power purchase agreements; cause deterioration in credit quality of our counterparties, contractors or retail customers that could result in credit losses; cause impairment of goodwill or long-lived assets and impact our ability to develop, construct and operate facilities; result in our inability to meet the requirements of the covenants in our existing credit facilities, including covenants regarding the ratio of indebtedness to total capitalization; cause a deterioration in our financial metrics or the business environment that impacts our credit ratings; cause a delay in the permitting process of certain development projects, affecting the timing of final investment decisions and start of construction dates; cause employee turnover, labor shortages, and extended remote work, which could harm productivity, increase cybersecurity risk, strain our business continuity plans, give rise to claims by employees and otherwise negatively impact our business.

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
The revenues generated by Renewables’ facilities depend upon the ability to maintain the working order of its projects. A natural disaster, severe weather, accident, failure of major equipment, failure of equipment supplier or shortage of or inability to acquire critical replacement of spare parts not held in inventory or maintenance services, including the failure of interconnection to available electricity transmission or distribution networks, could damage or require Renewables to shut down its turbines, panels or related equipment and facilities, leading to decreases in electricity generation levels and revenues.
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
The majority of employees at Networks’ facilities are subject to collective bargaining agreements with various unions. Unionization activities, including votes for union certification, could occur among non-union employees. While we generally enjoy strong working relationships with all our labor unions, if union employees strike, participate in a work stoppage or slowdown or engage in other forms of labor strike or disruption, our subsidiaries could experience reduced power generation or outages if replacement labor is not procured. The ability to procure such replacement labor or the ability to negotiate future collective bargaining agreements on commercially reasonable terms is uncertain.
Advances in technology and rate design initiatives could impair or eliminate AVANGRID’s competitive advantage or could result in customer defection, which could have an adverse effect on our growth prospects, business and financial condition.
Legislative and regulatory initiatives designed to reduce greenhouse gas emissions or limit the effects of global warming and overall climate change have increased the development of new technologies for renewable energy, energy efficiency and investment to make those technologies more efficient and cost effective. There is a potential that new technology or rate design incentives could adversely affect the demand for services of our regulated subsidiaries thus impacting our revenues, such as distributed generation. Similarly, future investments in Networks could be impacted if adequate rate making does not fully contemplate the characteristics of an integrated reliable grid from a unified perspective, regardless of customer disconnection. The interoperability, integration and standard connection of these distributed energy devices and systems could place a burden on the system of Networks’ operating subsidiaries, without adequately compensating them. The technology and techniques used in the production of electricity from renewable sources are constantly evolving and becoming more complex. In order to maintain its competitiveness and expand its business, Renewables must adjust to changes in technology effectively and in a timely manner, which could impact our cash flow and/or reduce our profitability.
Avangrid’s efforts to maintain a responsive ESG program may impact business operations and investor sentiment.
Avangrid's reputation around ESG is reliant on the company's actions around employee engagement, community relations, human rights, and areas that may impact perceptions on the company's ESG effectiveness. Avangrid’s efforts to comply with increasing ESG reporting requirements to regulators, customers and third parties, and to track and provide accurate data may impact internal resources. Additionally, Avangrid’s efforts to address climate change may increase operating costs. The company’s performance relative to competitors in this aspect may impact investor outlook.
Geopolitical instability could exacerbate existing risk factors.
The recent geopolitical developments caused by the conflict in Ukraine as well as the increasingly strained relationship between China and the United States may further intensify risk factors highlighted in this Form 10-K for the fiscal year ended December 31, 2022 including, but not limited to, risks around inflation, interest rates, energy supply and price, supply chain delays and heightened cybersecurity and physical security threats.
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
Our subsidiaries’ commodity trading and hedging activities are inherently uncertain and involve projections and estimates of factors that can be difficult to predict such as future prices and demand for power and other energy-related commodities. In addition, Renewables has exposure to commodity price movements through their “natural” long positions in electricity and other energy-related commodities in addition to proprietary trading and hedging activities. We manage the exposure to risks of such activities through internal risk management policies, enforcement of established risk limits and risk management procedures but they may not be effective and, even if effective, cannot fully eliminate the risks associated with such activities.
Risk Factors Relating to Ownership of Our Common Stock
Iberdrola exercises significant influence over AVANGRID, and its interests may be different from yours. Additionally, future sales or issuances of our common stock by Iberdrola could have a negative impact on the price of our common stock.
Iberdrola owns approximately 81.6% of outstanding shares of our common stock and has the ability to exercise significant influence over AVANGRID’s policies and affairs, including the composition of our board of directors and any action requiring the approval of our shareholders, including the adoption of amendments to the certificate of incorporation and bylaws and the approval of a merger or sale of substantially all of our assets, subject to applicable law and the limitations set forth in the shareholder agreement to which we and Iberdrola are parties. The directors designated by Iberdrola may have significant authority to effect decisions affecting our capital structure, including the issuance of additional capital stock, incurrence of additional indebtedness, the implementation of stock repurchase programs and the decision of whether or not to declare dividends.
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
Further, sales of our common stock by Iberdrola or the perception that sales may be made by it could significantly reduce the market price of shares of our common stock. Even if Iberdrola does not sell a large number of shares of our common stock into the market, its right to transfer such shares may depress the price of our common stock. Furthermore, pursuant to the shareholder agreement dated December 15, 2016, between AVANGRID and Iberdrola, Iberdrola is entitled to customary registration rights of our common stock, including the right to choose the method by which the common stock is distributed, a choice as to the underwriter and fees and expenses to be borne by us. Iberdrola also retains preemptive rights to protect against dilution in connection with issuances of equity by us. If Iberdrola exercises its registration rights and/or its preemptive rights, the market price of shares of our common stock may be adversely affected. Additionally, being a controlled company, relevant risks materializing at the ultimate parent level could have a negative impact on our share price, financial condition, credit ratings or reputation.
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
AVANGRID and its subsidiaries are exposed to an increase in the general level of interest rates and to geopolitical and other macroeconomics factors and events affecting the capital markets that may increase the cost of capital or restrict its availability. In addition, AVANGRID’s performance directly affects its financial strength and credit ratings and therefore its cost of, and ability to attract, capital. Significant increases in the cost of capital, whether caused by economic or capital market conditions or adverse company performance, would adversely impact our financial performance and may make certain potential business opportunities uneconomic. Prolonged inability to access capital would impair our ability to execute our business plan and could impair AVANGRID’s ability to meet its financial obligations.
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
The operations of AVANGRID depend on the continued efforts of our employees. Retaining key employees and attracting new employees are important to our financial performance and our operations. We cannot guarantee that any member of our management will continue to serve in any capacity for any length of time. We operate in an increasingly competitive labor market and an increasing percentage of our employees are retirement eligible. If employee turnover increases or our workforce continue to age without appropriate replacements, our efficiency and effectiveness, productivity, and ability to pursue growth opportunities may be impaired. In addition, a significant portion of our skilled workforce will be eligible to retire in the next five to ten years. Such highly skilled individuals cannot be quickly replaced due to the technically complex work they perform, the competitive labor market and changing workplace. This could lead to a loss in productivity and increased recruiting and training costs.
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

The following table sets forth the principal properties of AVANGRID, by location, type, lease or ownership and size as of December 31, 2022:

Location	Type of Facility	Leased/Owned	Size (square feet)
Orange, Connecticut	Office	Owned	123,159
Augusta, Maine	Office	Leased	215,832
Portland, Maine	Office	Leased	90,325
Rochester, New York	Office	Leased	116,472
Portland, Oregon	Office	Leased	43,634
Boston, Massachusetts	Office	Leased	39,215
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
Item 4. Mine Safety Disclosures.
Not applicable.
Information about our Executive Officers
The names and ages of all executive officers of AVANGRID as of February 21, 2023 and a brief account of the business experience during the past five years of each executive officer are as follows:

Name	Age (1)	Title
Pedro Azagra Blázquez	54	Chief Executive Officer
Patricia C. Cosgel	57	Senior Vice President – Chief Financial Officer
Scott M. Tremble	43	Senior Vice President – Controller
Jose Antonio Miranda Soto	51	President and Chief Executive Officer of Renewables
R. Scott Mahoney	57	Senior Vice President – General Counsel and Corporate Secretary
Catherine Stempien	53	President and Chief Executive Officer of Networks
(1)Age as of December 31, 2022.
Pedro Azagra Blázquez. Mr. Azagra Blázquez has served as Chief Executive Officer of AVANGRID since May 29, 2022, and previously served as the Chief Development Officer of Iberdrola from 2008 until his appointment as AVANGRID Chief Executive Officer. Prior to his appointment as Chief Development Officer, Mr. Azagra Blázquez served as Iberdrola’s Director of Strategy. He has also served as Professor of Corporate Finance and Mergers and Acquisitions at Universidad Pontificia de Comillas, in Madrid, Spain, since 1998. Mr. Azagra Blázquez formerly served on the board of directors of Siemens Gamesa Renewable Energy, S.A. He earned a business degree and a law degree from Universidad Pontificia de Comillas and an M.B.A. from the University of Chicago. Mr. Azagra Blázquez has served as a member of the Company’s Board since 2019 and previously served as a member of the Board from 2014 until 2018. In addition, Mr. Azagra Blázquez serves as a member of the board of directors of Neoenergia, S.A., a member of the Iberdrola group of companies listed on the São Paulo Stock Exchange.
Patricia C. Cosgel. Ms. Cosgel was appointed Interim Chief Financial Officer on February 24, 2022, and was promoted to Senior Vice President – Chief Financial Officer on June 2, 2022. Ms. Cosgel previously served as Vice President of Investor and Shareholder Relations of AVANGRID from December 2015 until her appointment as Interim Chief Financial Officer. Prior to this role, Ms. Cosgel served as Vice President and Treasurer of UIL Holdings Corporation from May 2011 until its acquisition by the Corporation in December 2015. Prior to joining UIL Holdings Corporation, Ms. Cosgel served as Director of Enterprise Risk Management, Assistant Treasurer and Manager-Corporate Finance of Eversource Energy. Ms. Cosgel earned a Bachelor of Arts in Economics from Dickinson College and a Master of Arts in Economics from University of Iowa.
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
Jose Antonio Miranda Soto. Mr. Miranda Soto was appointed as Co-Chief Executive Officer and President-Onshore of Renewables on October 12, 2021, responsible for leading the growth and development of the company’s onshore wind and solar pipeline in the United States. On October 12, 2022, Mr. Miranda Soto became the sole President and Chief Executive Officer of Renewables. Prior to joining AVANGRID, he served as Chief Executive Officer of Onshore in the Americas region for Siemens Gamesa and Chairman of its boards in US, Mexico and Brazil. He also served as Secretary of the Board and Executive Committee member of the American Wind Energy Association (AWEA). Prior to his fourteen-year tenure at Siemens Gamesa where he held roles in Europe, Asia and the Americas, he held a variety of roles over a ten-year period at the multinational engineering firm, ABB. Mr. Miranda Soto holds a Master of Business Administration ICADE (Universidad Pontificia de Comillas, Madrid, Spain) and a Maser degree in Industrial Engineering from the Superior Technical Institute of Industrial Engineers of Gijón (Oviedo University, Spain).
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
As of February 21, 2023, there were 2,989 shareholders of record.
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
Performance Graph
The line graph appearing below compares the change in AVANGRID’s total shareowner return on its shares of common stock with the return on the S&P Composite-500 Stock Index, the S&P Electric Utilities Index and the S&P Utilities Index for the period December 31, 2017 through December 31, 2022.

	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022
AVANGRID	$100.00	$102.52	$164.50	$142.64	$156.48	$102.66
S&P 500	$100.00	$95.61	$171.70	$202.96	$231.31	$155.48
S&P Electric Utilities Index	$100.00	$104.21	$170.89	$174.91	$182.51	$167.88
S&P Utilities Index	$100.00	$104.11	$172.56	$172.38	$174.96	$159.42
The above information assumes that the value of the investment in shares of AVANGRID’s common stock and each index was $100 on December 31, 2017, including dividend reinvestment during this time period. The changes displayed are not necessarily indicative of future returns.
Recent Sales of Unregistered Securities
None.

Issuer Repurchases of Equity Securities
There were no repurchases of common stock of AVANGRID during the fourth quarter of the year ended December 31, 2022.
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
AVANGRID has approximately $41 billion in assets and operations in 24 states concentrated in our two primary lines of business - Avangrid Networks and Avangrid Renewables. Avangrid Networks owns eight electric and natural gas utilities, serving approximately 3.3 million customers in New York and New England. Avangrid Renewables owns and operates 9.2 gigawatts of electricity capacity, primarily through wind and solar power, with a presence in 22 states across the United States. AVANGRID supports the achievement of the Sustainable Development Goals approved by the member states of the United Nations, was named among the World’s Most Ethical companies in 2022 for the fourth consecutive year by the Ethisphere Institute and is listed as a Forbes Best-In-State Employers 2022 and recognized by Just Capital as one of the 2022 Just 100, an annual ranking of the most just U.S. public companies for the third time. AVANGRID employs approximately 7,600 people. Iberdrola S.A., or Iberdrola, a corporation (sociedad anónima) organized under the laws of the Kingdom of Spain, a worldwide leader in the energy industry, directly owns 81.6% of the outstanding shares of AVANGRID common stock. The remaining outstanding shares are owned by various shareholders with approximately 18.4% of AVANGRID's outstanding shares publicly-traded on the New York Stock Exchange (NYSE). AVANGRID's primary businesses are described below.
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
Through Networks, we own electric distribution, transmission and generation companies and natural gas distribution, transportation and sales companies in New York, Maine, Connecticut and Massachusetts, delivering electricity to approximately 2.3 million electric utility customers and delivering natural gas to approximately 1.0 million natural gas utility customers as of December 31, 2022.
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
Renewables has a combined wind, solar and thermal installed capacity of 9,206 megawatts, or MW, as of December 31, 2022, including Renewables’ share of joint projects, of which 8,061 MW was installed wind capacity. Renewables targets to contract or hedge above 80% of its capacity under long-term PPAs and hedges to limit market volatility. As of December 31, 2022, approximately 74% of the capacity was contracted with PPAs for an average period of approximately 10 years and an additional 15% of production was hedged. AVANGRID is one of the three largest wind operators in the United States based on installed capacity as of December 31, 2022, and strives to lead the transformation of the U.S. energy industry to a sustainable, competitive, clean energy future. Renewables installed capacity includes 67 wind farms and five solar facilities in 21 states across the United States.
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
In connection with the Texas Weather Event, a number of plaintiffs have filed multiple cases against generators and natural gas suppliers, including certain Renewables entities in Texas, alleging liability for injuries and damages arising from the event under a variety of legal theories. The plaintiffs have amended many of their petitions within the multidistrict litigation, and more than 100 of the cases now name Renewables entities among the defendants. Four of the consolidated cases have been designated as “bellwether” cases and are proceeding to resolve certain common issues of fact and law. In May 2022, the Renewables entities were part of a broader motion to dismiss by all generators in the bellwether cases in which they were named. These motions were argued on October 11, 2022. We cannot predict the outcome of these matters.
Proposed Merger with PNMR
On October 20, 2020, AVANGRID, PNM Resources, Inc., a New Mexico corporation, or PNMR, and NM Green Holdings, Inc., a New Mexico corporation and wholly-owned subsidiary of AVANGRID, or Merger Sub, entered into an Agreement and Plan of Merger, or Merger Agreement, pursuant to which Merger Sub was expected to merge with and into PNMR, with PNMR surviving the Merger as a direct wholly-owned subsidiary of AVANGRID, or the Merger. PNMR is a publicly-owned holding company with two regulated utilities providing electricity and electric services in New Mexico and Texas. PNMR's electric utilities are the Public Service Company of New Mexico and the Texas-New Mexico Power Company. Following consummation of the Merger, AVANGRID will expand its geographic and regulatory diversity with ten regulated electric and gas companies in six states to help expand our growing leadership position in transforming the U.S. energy industry.
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
On April 15, 2021, AVANGRID entered into a side letter agreement with Iberdrola, which set forth certain terms and conditions relating to the Funding Commitment Letter (the Side Letter Agreement). The Side Letter Agreement provides that any drawing in the form of indebtedness made by AVANGRID pursuant to the Funding Commitment Letter shall bear interest at an interest rate equal to 3-month LIBOR plus 0.75% per annum calculated on the basis of a 360-day year for the actual number of days elapsed and, commencing on the date of the Funding Commitment Letter, we shall pay Iberdrola a facility fee equal to 0.12% per annum on the undrawn portion of the funding commitment set forth in the Funding Commitment Letter.
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
In addition, on January 3, 2022, AVANGRID, PNMR and Merger Sub entered into an Amendment to the Merger Agreement, or the Amendment, pursuant to which Avangrid, PNMR and Merger Sub each agreed to extend the “End Date” for consummation of the Merger until April 20, 2023. The parties acknowledged in the Amendment that the required regulatory approval from the New Mexico Public Regulation Commission, or NMPRC, had not been obtained and that the parties reasonably determined that such outstanding approval would not be obtained by April 20, 2022. In light of this outstanding approval, the parties determined to approve the Amendment. As amended, the Merger Agreement may be terminated by each of Avangrid and PNMR under certain circumstances, including if the Merger is not consummated by April 20, 2023 (subject to a three-month extension by Avangrid and PNMR by mutual consent if all of the conditions to the closing, other than the conditions related to obtaining regulatory approvals, have been satisfied or waived). During the pendency of the appeal described above, certain required regulatory approvals and consents may expire and AVANGRID and PNMR will reapply and/or apply for extensions of such approvals, as the case may be. We cannot predict the outcome of this proceeding for the outstanding approvals.
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
For additional information on the Merger, see Note 1 - Background and Nature of Operations.
Business Environment
The COVID-19 pandemic has caused global economic disruption and volatility in financial markets and the United States economy. We continue to experience changes in inflation levels resulting from various supply chain disruptions, increased business and labor costs, increased financing costs from changes in the Federal Reserve's monetary policy and other disruptions caused by global economic conditions, including the COVID-19 pandemic and the Russia and Ukraine conflict described below. For example, we recently announced that Commonwealth Wind and Park City Wind would seek to re-

negotiate the price of the certain Power Purchase Agreements, or PPAs, to help mitigate the impacts of inflation, increased interest rates and supply chain disruptions on the projects. On October 21, 2022, Commonwealth Wind filed a motion with the DPU seeking a one-month suspension in the DPU’s proceeding to review the power purchase agreements between Commonwealth Wind and the Massachusetts electric distribution companies, or EDCs, in order to provide an opportunity for Commonwealth Wind, the EDCs, state and regulatory officials, and other stakeholders to evaluate the current economic challenges facing Commonwealth Wind and assess measures that would return the project to economic viability including, but not limited to, certain amendments to the Power Purchase Agreements, or PPAs. In Connecticut, discussions remain ongoing with the EDCs, state and regulatory officials, and other stakeholders concerning a possible amendment to the PPAs. While we have not yet experienced a materially adverse impact to our business, results of operations or financial condition, given the uncertain scope and duration of the COVID-19 outbreak or global economic trends and its potential effects on our business, we currently cannot predict if there will be materially adverse impacts to our business, results of operations or financial condition in the future.
In February 2022, Russia invaded Ukraine resulting in the United States, Canada, the European Union and other countries imposing economic sanctions on Russia. We continue to monitor the broader economic impact of this conflict, which may include further sanctions, supply chain instability, and potential retaliatory action by the Russian government. We are taking steps intended to mitigate the potential risks from this continued conflict, including without limitation, communication with suppliers to ensure that the supply chains are free from sanctioned materials, efforts to diversify sourcing and capacity planning to help avoid supply chain disruptions. To date, there has been no material impact on our operations or financial performance as a result of the conflict; however, we cannot predict the extent of these effects, given the evolving nature of the conflict, on our business, results of operations or financial condition.
We are also monitoring the Department of Commerce's, or DOC, anti-circumvention petition alleging that solar panels and cells shipped from Vietnam, Thailand, Malaysia and Cambodia have circumvented tariffs imposed on Chinese solar panels and cells. The petition calls for anti-dumping and countervailing duties to be applied to solar panels and cells and could be retroactive to the filing date. In June 2022, President Biden's Administration announced a 24-month tariff exemption on any potential tariff resulting from the anti-circumvention investigation. Renewables is taking steps intended to mitigate potential risks to their solar project development portfolio. To date, there has been no material impact on Renewables' operations or financial performance as a result of this investigation. Despite the 24-month tariff exemption, there is uncertainty around the final resolution by the DOC and related long-term effects to the solar panel supply chain and we currently cannot predict if there will be materially adverse impacts to our business, results of operations or financial condition.
In March 2022, the United States House of Representatives passed the Coast Guard Authorization Act of 2022 and the National Defense Authorization Act that was passed by the United States House of Representatives in mid-July. If enacted, the bills may only allow foreign vessels to operate on the Outer Continental Shelf if they have a U.S. crew or the crew of the nation of which the vessel is from. If passed, the legislation could affect expected timelines and returns on approved projects. To date, there has been no material impact on Renewables' operations or financial performance as a result of these bills; however, given the uncertainty of resolution of the final legislation and the related effects to our offshore projects, we currently cannot predict if there will be materially adverse impacts to our business, results of operations or financial condition.
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
Summary of Results of Operations
Our operating revenues increased by 14%, from $6,974 million for the year ended December 31, 2021, to $7,923 million for the year ended December 31, 2022.
Networks business revenues increased mainly due to rate increases in New York effective December 1, 2020. Renewables revenues decreased mainly due to decrease in merchant prices driven primarily by lower demand as compared to the same period of 2021 when demand was higher during the Texas weather event.

Net income attributable to AVANGRID increased by 25% from $707 million for the year ended December 31, 2021, to $881 million for the year ended December 31, 2022, primarily due to a gain recognized in the current period from the offshore joint venture restructuring transaction in Renewables.
Adjusted net income (a non-GAAP financial measure) increased by 16%, from $780 million for the year ended December 31, 2021 to $901 million for the year ended December 31, 2022. The increase is primarily due to a $233 million increase in Renewables driven by a gain recognized in the current period from the offshore joint venture restructuring transaction and favorable tax expense from valuation allowances and state tax rate changes which are primarily offset in Corporate, offset by a $33 million decrease in Networks driven primarily by higher business costs and uncollectible expenses in the period, $79 million decrease in Corporate mainly driven by unfavorable tax expense from unitary rate changes in the period which are primarily offset in Renewables.
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
UI has wholesale power supply agreements in place for its entire standard service load for the first half of 2023, 70% of the second half of 2023, and 20% of the first half of 2024. Supplier of last resort service is procured on a quarterly basis and UI is self-managing the last resort service for the first quarter of 2023 and has a wholesale power supply agreement in place for second quarter of 2023.
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
On September 9, 2022, UI filed a distribution revenue requirement case. UI’s filing proposes a three-year rate plan commencing September 1, 2023 through August 31, 2026. The filing is based on a test year ending December 31, 2021, for the rate years beginning September 1, 2023, or UI Rate Year 1, September 1, 2024, or UI Rate Year, and September 1, 2025. or UI Rate Year 3. UI is requesting that PURA approve new distribution rates to recover an increase in revenue requirements of approximately $102 million in UI Rate Year 1, an incremental approximately $17 million in UI Rate Year 2, and an incremental approximately $17 million in UI Rate Year 3, compared to total revenues that would otherwise be recovered under UI’s current rate schedules. UI’s Rate Plan also includes several measures to moderate the impact of the proposed rate update for all customers, including, without limitation a rate levelization proposal to spread the proposed total rate increase over the three rate years, which would result in a change in revenue in UI Rate Year 1 of approximately $54 million. Other parties filed direct testimony on December 13, 2022 and UI filed its rebuttal testimony on January 6, 2023. Litigation of the case is expected to take approximately one year with new rates expected to go into effect on or around September 2023. We cannot predict the outcome of this matter.
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
On October 27, 2022, the DPU approved new distribution rates for BGC. The distribution rate increase is based on an ROE of 9.70% and 54.00% common equity ratio. New rates went into effect January 1, 2023.
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
On May 26, 2022, NYSEG and RG&E filed for a new rate plan with the NYPSC. The rate filings are based on test year 2021 financial results adjusted to the rate year May 1, 2023 – April 30, 2024. Since these rate filings were submitted on May 26, 2022, the effective date of new rates, assuming an approximately 11-month approval period, will be May 1, 2023. NYSEG and RG&E filed for a one-year rate plan but expressed interest in exploring a multi-year plan during the pendency of the case (as is the custom in New York). On August 12, 2022, NYSEG and RG&E filed an update to its rate plan filing called for in the litigation schedule. In their filings, the following revenue changes were requested:

Requested Revenue Change
	May 26, 2022	August 12, 2022	Difference
Utility	(Millions)	(Millions)	(Millions)
NYSEG Electric	$274	$274	$—
NYSEG Gas	$43	$30	$(13)
RG&E Electric	$94	$93	$(1)
RG&E Gas	$38	$32	$(6)
On September 16, 2022, the NYPSC suspended new tariffs and rates through April 21, 2023. On October 19, 2022, consistent with the Administrative Law Judge’s July 1, 2022 Ruling on Schedule and Party Status, NYSEG and RG&E voluntarily agreed to 60-day extension of maximum suspension period through June 20, 2023, subject to a make-whole provision. On December 21, 2022, NYSEG and RG&E voluntarily agreed to further 60-day extension of maximum suspension period to postpone through August 19, 2023, subject to a make-whole provision. During this time, the parties have conducted multi-party rate case settlement negotiations. We cannot predict the outcome of this proceeding.
In an order issued on February 19, 2020, the MPUC authorized an increase in CMP's distribution revenue requirement of $17 million, or approximately 7.00%, based on an allowed ROE of 9.25% and a 50.00% equity ratio. The rate increase was effective March 1, 2020. The MPUC also imposed a 1.00% ROE reduction (to 8.25%) for management efficiency associated with CMP’s customer service performance following the implementation of its new billing system in 2017. The management efficiency adjustment was ordered to remain in effect until CMP demonstrated satisfactory customer service performance on four specified service quality measures for a rolling average period of 18 months, which commenced on March 1, 2020. CMP met the required rolling average benchmarks for all four of these quality measures and effective February 18, 2022, the MPUC approved CMP's request to remove the management efficiency adjustment and CMP's accounting order to allow it to defer for future recovery the revenues it would effectively lose by not having the adjustment starting from September 1, 2021.
The February 19, 2022 MPUC order provided additional funding for staffing increases, vegetation management programs and storm restoration costs, while retaining the basic tiered structure for storm cost recovery implemented in the 2014 stipulation, and retained the RDM implemented in 2014. The order denied CMP’s request to increase rates for higher costs associated with services provided by its affiliates and ordered the initiation of a management audit to evaluate whether CMP's current management structure, and the management and other services from its affiliates, are appropriate and in the interest of Maine customers. The management audit was commenced in July 2020 by the MPUC’s consultants and culminated with a report issued by the MPUC’s consultants in July 2021. On February 18, 2022, the MPUC opened a narrowly tailored follow-on investigation examining how CMP and its customers are affected by decisions made at the CMP corporate parent level about earnings, capital budgeting, and planning. In this context, the investigation will also examine regulatory approaches and structures including ratemaking and performance mechanisms. We cannot predict the outcome of this investigation.
On August 11, 2022, CMP filed a three-year rate plan, with adjustments to the distribution revenue requirement in each year. In its filing, CMP has set the three rate years as May 10, 2023 to May 9, 2024, or Rate Year 1; May 10, 2024 to May 9, 2025, or Rate Year 2; and May 10, 2025 to May 9, 2026, or Rate Year 3. The requested Rate Year revenue requirement increases for the rate years are $48 million, $28 million and $23 million, respectively. The revenue requirement adjustments are based on a test year ending December 31, 2021. The requested revenue changes for each rate year of the proposal are subject to four adjustment mechanisms: (1) a yearly review of plant additions with potential downward reconciliation in the event of an underspend, (2) a capital adjustment mechanism for certain incremental pole replacements, broadband work, electric vehicle work, energy storage projects, and metering system upgrades, (3) a symmetrical inflation reconciliation adjustment, and (4) reconciliation of the benefits associated with the tax basis repair deduction. Other parties filed direct testimony in this proceeding on December 2, 2022 and CMP filed rebuttal testimony on February 7, 2023. New rates are expected to take effect on or around August 2023. We cannot predict the outcome of this matter.
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

The proposed ROE methodology set forth in the October 2018 Order considers more than just the two-step discounted cash flow, or DCF, analysis adopted in the FERC order on Complaint I vacated by the Court. It uses four financial analyses (i.e., DCF, the capital-asset pricing model, or CAPM, expected earnings analysis and risk premium analysis) to produce a range of returns to narrow the zone of reasonableness when assessing whether a complainant has met its initial burden of demonstrating that the utility’s existing ROE is unjust and unreasonable. The proposed ROE methodology establishes a range of just and reasonable ROEs of 9.60% to 10.99% and proposes a just and reasonable base ROE of 10.41% with a new ROE cap of 13.08%. Pursuant to the October 2018 Order, the NETOs filed initial briefs on the proposed methodology in all four Complaints on January 11, 2019 and replied to the initial briefs on March 8, 2019. On November 21, 2019, the FERC issued rulings on two complaints challenging the base return on equity for Midcontinent Independent System Operator, or MISO transmission owners. These rulings established a new zone of reasonableness based on equal weighting of the DCF and CAPM for establishing the base return on equity. This resulted in a base return on equity of 9.88% as the midpoint of the zone of reasonableness. On May 21, 2020, FERC issued a ruling, which, among other things, adjusted the methodology to determine the MISO transmission owners’ ROE, resulting in an increase in ROE from 9.88% to 10.02% by utilizing the risk premium model in addition to the DCF model and capital-asset pricing model under both prongs of Section 206 of the FPA, and calculated the zone of reasonableness into equal thirds rather than employing the quartile approach. On November 19, 2020, FERC issued an order addressing arguments raised on the rehearing of its May 21, 2020 order, making minor adjustments to certain typographical errors with regard to some of the case inputs it included in its Risk Premium model analysis. However, those minor adjustments did not affect the outcome of the case, leaving the 10.02% ROE established by the May 21, 2020 order in place. Parties to these orders affecting the MISO transmission owners' base ROE petitioned for their review at the D.C. Circuit Court of Appeals in January 2021. The NETO's submitted an amici curia brief in support of the MISO transmission owners on March 17, 2021. On August 9, 2022, the court vacated the MISO ROE orders and remanded the case back to FERC for further proceedings. In particular, the court found that FERC failed to offer a reasoned explanation for its inclusion of the Risk Premium model after initially (and forcefully) rejecting it, and thus its development of the new ROE-setting methodology was arbitrary and capricious. We cannot predict the outcome or timing of these proceedings, including the potential impact the MISO transmission owners' ROE proceeding may have in establishing a precedent for our pending four Complaints, or whether a continued MISO ROE proceeding will precede the issuance of an order on our pending Complaints.
Legislative and Regulatory Update
New England Clean Energy Connect
In 2018, the New England Clean Energy Connect, or NECEC, transmission project, proposed in a joint bid by CMP and Hydro-Québec, was selected by the Massachusetts electric distribution utilities (EDCs) and the DOER in the Commonwealth of Massachusetts’s 83D clean energy Request for Proposal. The NECEC transmission project includes a 145-mile transmission line linking the electrical grids in Québec, Canada and New England. The project, which has an estimated cost of approximately $1.4 billion in total, would add 1,200 MW of transmission capacity to supply Maine and the rest of New England with power from reliable hydroelectric generation.
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
The NECEC project requires certain permits, including environmental, from multiple state and federal agencies and a presidential permit from the U.S. Department of Energy, or DOE, authorizing the construction, operation, maintenance and connection of facilities for the transmission of electric energy at the international border between the United States and Canada. On January 8, 2020, the Maine Land Use Planning Commission, or LUPC, granted the LUPC Certification for the NECEC. The Maine Department of Environmental Protection, or MDEP, granted Site Location of Development Act, Natural Resources Protection Act, and Water Quality Certification permits for the NECEC by an Order dated May 11, 2020. The MDEP Order was appealed by certain intervenors. Through an Order dated July 21, 2022, the Maine Board of Environmental Protection, or MBEP, denied the appeals of the MDEP Order, as well as the appeal of MDEP’s December 4, 2020 Order approving the partial transfer of the permits for the project to NECEC Transmission LLC. In August 2022, the intervenors that had appealed the MDEP Order appealed the MBEP Order. Their appeals are pending before the Maine Superior Court. In addition, certain intervenors appealed MDEP's May 7, 2021 Order approving certain minor revisions. On February 16, 2023 the MBEP denied the appeal and affirmed the referred MDEP Order.
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
ISO-NE issued the final System Impact Study (SIS) for NECEC on May 13, 2020, determining the upgrades required to permit the interconnection of NECEC to the ISO-NE system. On July 9, 2020, the project received the formal I.3.9 approval associated with this interconnection request. CMP, NECEC Transmission LLC and ISO-NE executed an interconnection agreement. With respect to the upgrade required at the Seabrook Nuclear Generation Station, or Seabrook Station, on February 1, 2023, FERC issued an order granting in part AVANGRID and NECEC Transmission LLC’s complaint against Nextera Energy Resources, LLC and NextEra Energy Seabrook, LLC, or Seabrook, denying in part AVANGRID and NECEC Transmission LLC’s complaint, and dismissing Seabrook’s petition for declaratory order. Among other things, FERC directs Seabrook to replace the breaker at Seabrook Station pursuant to its obligations under Seabrook Station’s large generator interconnection agreement and good utility practice. Furthermore, FERC has determined that Seabrook should not recover opportunity or legal costs in connection with the breaker replacement. In the event that there are additional disputes between the parties in connection with the agreement for implementation of the breaker replacement, FERC notes that the parties may file an unexecuted agreement.
On January 14, 2021, the DOE issued a Presidential Permit granting permission to NECEC Transmission LLC to construct, operate, maintain and connect electric transmission facilities at the international border of the United States and Canada. On March 26, 2021, the plaintiffs challenging the Army Corps permit filed a motion for leave before the District Court in Maine to supplement their complaint to add claims against DOE in connection with the Presidential Permit. On April 20, 2021, the District Court granted the plaintiffs motion to amend the complaint. On April 22, 2021, the plaintiffs filed their amended complaint asking the Court, among other things, to vacate, set aside, remand or stay the Presidential Permit. This challenge to the Presidential Permit is currently pending before the District Court in Maine. We cannot predict the outcome of this proceeding.
On November 2, 2021, Maine voters approved, by virtue of a referendum, L.D. 1295 (I.B. 1) (130th Legis. 2021), “An Act To Require Legislative Approval of Certain Transmission Lines, Require Legislative Approval of Certain Transmission Lines and Facilities and Other Projects on Public Reserved Lands and Prohibit the Construction of Certain Transmission Lines in the Upper Kennebec Region” (the “Initiative”), which per it's terms would retroactively apply to the NECEC project. In particular, the Initiative (i) requires, retroactive to 2020, legislative approval for the construction of any high-impact transmission line in Maine, with approval by a 2/3 vote of all members elected to each House of the Maine Legislature required for such lines crossing or utilizing public lands; (ii) prohibits, retroactive to 2020, construction of a high-impact electric transmission line in the Upper Kennebec Region, and (iii) requires, retroactive to 2014, the vote of 2/3 of all members elected to each House of the Maine Legislature for a lease by the Bureau of Parks and Lands (“BPL”) of public reserved lands for transmission lines and similar linear projects.
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

On August 30, 2022, the Law Court ruled that the Initiative provisions requiring legislative approval for the construction of any high impact transmission line anywhere in Maine and prohibiting high impact transmission lines in the Upper Kennebec Region would infringe on NECEC’s constitutionally protected vested rights if NECEC Transmission LLC can demonstrate that it engaged in substantial construction of the NECEC project in good-faith reliance of the authority under the CPCN granted by the MPUC before Maine voters approved the Initiative. The Maine Law Court remanded the vested rights analysis to the Business & Consumer Court with guidance on how to conduct it.
On October 21, 2022, the Business and Consumer denied Owner’s request for reconsideration of its December 16, 2021 Order that denied Owner’s preliminary injunction request, declining to issue a preliminary injunction to allow construction of the NECEC to resume while the litigation against the Initiative proceeds.
The trial in the Initiative challenge is currently expected to take place in April 2023.
In connection with the lease granted by BPL over a small area of Maine public lands to house a 0.9-mile section of the NECEC, on November 29, 2022, the Law Court vacated the trial court’s prior decision to reverse BPL’s decision to grant the lease. The Law Court confirmed that BPL acted within its constitutional and statutory authority when granting the lease. Furthermore, the Law Court held that the section of the Initiative that requires the vote of 2/3 of all members elected to each House of the Maine Legislature for a lease by BPL of public reserved lands for transmission lines and similar linear projects, as retroactively applied to the lease for the NECEC, violates the Contracts Clauses of the U.S. and Maine Constitutions and, accordingly, that the lease was not voided by the Initiative.
At the municipal level, the project has obtained multiple municipal approvals and will pursue any remaining municipal approvals in accordance with the project schedule.
Construction of the NECEC project started in January 2021 and was halted in November 2021. Construction remains stopped pending the outcome of NECEC Transmission LLC’s challenge to the Initiative. There are potentially adverse implications arising out of the suspension of the MDEP permit, the Initiative, and the pending challenge, which may have negative impacts on the NECEC project, including impacts related to increased project construction costs, disputes with third party vendors regarding contracts and certain change orders, and a decrease in expected returns. The company is evaluating the construction schedule for the NECEC project for a commercial operation date in August 2025. As of December 31, 2022, we have capitalized approximately $585 million for the NECEC project. The outcome of the ongoing legal proceedings could have an adverse effect on the success of the NECEC project indicating that the carrying amount may not be recoverable. We cannot predict the outcome of these proceedings and the results of such evaluation, if any.
Maine Government-Run Power Referendum
On September 18, 2020, a request was submitted to the Maine Secretary of State to initiate the process of placing a government-run power referendum on the ballot. The proponents did not submit signatures in January 2022, the deadline to place the referendum on the November 2022 ballot, but have made statements that they intend to continue to collect sufficient signatures to present the referendum in a general election. On October 31, 2022, proponents of government-run power submitted signatures for a Citizen’s Initiative to the Maine Secretary of State. The Secretary of State certified that the proponents submitted more than the required signatures to place the referendum on the ballot in November 2023. Subsequently, the Secretary of State released final ballot language for the November 2023 election. In addition, proponents of the “No Blank Checks” Citizen’s Initiative submitted signatures to the Maine Secretary of State. This referendum would require citizens to approve the debt issued by the State of Maine greater than $1 billion, including debt necessary for a government-controlled entity to seize the assets of an investor-owned utility. A Petition for Review of Final Agency action was filed in Maine Superior Court challenging the Secretary’s signature determination relative to the “No Blank Checks” Citizen’s Initiative. We cannot predict the outcome of the lawsuit or any Citizen’s Initiative.
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
CMP Customer Billing Class Action
On August 16, 2018, an amended class action lawsuit was filed against CMP and the Company in the Cumberland County Superior Court on behalf of all CMP customers alleging that CMP’s new billing software and metering system improperly overcharged customers. The plaintiff asserts claims based on unjust enrichment, breach of contract, and fraudulent and intentional misrepresentation and seeks damages, punitive damages, attorney fees and costs. CMP and the Company removed the case to federal court and filed a Motion to Dismiss on September 30, 2019. On November 22, 2019, upon agreement of the parties, CMP and the Company withdrew its motion to dismiss without prejudice and the plaintiffs were granted leave to file an amended complaint on or before January 31, 2020 to allow for the conclusion of the MPUC investigation into CMP’s metering, billing, and customer communications practices. On January 31, 2020, the plaintiffs filed their Third Amended Complaint. On February 28, 2020, CMP and the Company filed a Motion to Dismiss Plaintiff’s Third Amended Complaint Without Prejudice or to Stay Proceedings Pending Plaintiffs’ Exhaustion of Administrative Remedies. The plaintiffs filed an opposition to the Motion to Dismiss and CMP and the Company filed a reply. Oral Argument on the Motion to Dismiss was held on September 8, 2020. On November 25, 2020, the Court denied CMP’s motion to stay the proceeding or dismiss the proceeding without prejudice. On February 1, 2021, CMP and the Company filed its Motion to Dismiss with prejudice for all claims except the breach of contract claim, which under the rules cannot be dismissed via this motion. The plaintiffs’ opposition was filed on March 9, 2021, and CMP filed its reply on March 29, 2021. Oral argument on the Motion to Dismiss was held on May 20, 2021. On August 6, 2021, the Court ruled on the Motion to Dismiss, granting dismissal of all counts against the Company and all counts against CMP except for certain fraud claims. On August 27, 2021, CMP filed its answer to the Third Amended Complaint as to the breach of contract and fraud claims. Thereafter the parties commenced discovery.

In late June 2022, Plaintiffs’ counsel informed Defendants that Plaintiffs’ lead law firm was disbanding and would be withdrawing as counsel, and that a new lead firm was being identified. Plaintiffs sought a four-month extension of all deadlines, which Defendants opposed. The Court entered a stay of all deadlines until August 1, 2022. On July 26, 2022, the Court issued a new scheduling order, setting among other deadlines, November 21, 2022 as the deadline for Plaintiffs’ to file its motion for class certification and April 28, 2023 as the deadline to complete discovery.
On September 2, 2022, Plaintiffs informed CMP and the Company that they were unable to identify a new lead law firm, and that they intend to dismiss the class allegations with the intent to continue pursuing individual claims. On September 30, 2022, the Court granted a consented-to motion to strike the class allegations from the complaint, such that the lawsuit now only involves the individual claims of the five named Plaintiffs. On October 21, 2022, the parties filed the Stipulation of Dismissal of all remaining claims without prejudice, and the Court closed the docket.
Tax Act Proceedings
The Tax Act significantly changed the federal taxation of business entities including, among other things, implementing a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017. Reductions in accumulated deferred income tax balances due to the reduction in the corporate income tax rates result in amounts previously and currently collected from utility customers for these deferred taxes to be refundable to such customers, generally through reductions in future rates. The NYPSC, MPUC, PURA, DPU and the FERC held separate proceedings in New York, Maine, Connecticut, Massachusetts and the FERC, respectively, and for the majority of our regulated utilities, authorized the amortization periods for the return of regulatory liabilities and the recovery regulatory assets, including the authorization of sur-credits to return the related benefits to rate payers in certain jurisdictions. With regard to SCG, we expect Tax Act savings to be deferred until they are reflected in tariffs in a future rate case, unless PURA determines otherwise.
Power Tax Audits
Previously, CMP, NYSEG and RG&E implemented Power Tax software to track and measure their respective deferred tax amounts. In connection with this change, we identified historical updates needed with deferred taxes recognized by CMP, NYSEG and RG&E and increased our deferred tax liabilities, with a corresponding increase to regulatory assets, to reflect the updated amounts calculated by the Power Tax software. Since 2015, the NYPSC and MPUC accepted certain adjustments to deferred taxes and associated regulatory assets for this item in recent distribution rate cases, resulting in regulatory asset balances of approximately $137 million and $142 million, respectively, at December 31, 2022 and December 31, 2021.
CMP began recovering its regulatory asset in 2020. In 2017, the NYPSC commenced an audit of the power tax regulatory assets. On January 11, 2018, the NYPSC issued an order opening an operations audit of NYSEG and RG&E and certain other New York utilities regarding tax accounting. The NYPSC audit report is expected to be completed during 2023.
Weather Impact
The demand for electric power and natural gas is affected by seasonal differences in the weather. Statewide demand for electricity in New York, Connecticut and Maine tends to increase during the summer months to meet cooling load or in winter months for heating load while statewide demand for natural gas tends to increase during the winter to meet heating load. Market prices for both electricity and natural gas reflect the demand for these products and their availability at that time. Overall operating results of Networks do not fluctuate due to commodity costs as the regulated utilities generally recover those costs coincident with their expense or defer any differences for future recovery. Networks has historically sold less power when weather conditions are milder and may also be affected by severe weather, such as ice and snow storms, hurricanes and other natural disasters which may result in additional cost or loss of revenues that may not be recoverable from customers. However, Networks’ regulated utilities, other than MNG, have approved RDMs as part of the NYPSC, PURA and MPUC rate plans in place for the period ended December 31, 2022. The RDM allows the regulated utilities to defer for future recovery and shortfall from projected revenues whether due to weather, economic conditions, conservation or other factors.
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
On May 6, 2021, in connection with its findings in the Tropical Storm Isaias docket, PURA issued a Notice of Violation to UI for allegedly failing to comply with standards of acceptable performance in emergency preparation or restoration of service in an emergency and with orders of the Authority, and for violations of accident reporting requirements. PURA assessed a civil penalty in the total amount of approximately $2 million. PURA held a hearing on this matter and, in an order dated July 14, 2021, reduced the civil penalty to approximately $1 million. UI filed an appeal of PURA’s decision with the Connecticut Superior Court. This appeal and the appeal of PURA’s decision on the Tropical Storm Isaias docket were consolidated. On October 17, 2022, the court denied UI’s appeal and affirmed PURA’s decisions in their entirety. UI filed a notice of appeal to Connecticut's Appellate court on November 7, 2022. We cannot predict the outcome of this proceeding.
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

New York Climate Leadership and Community Protection Act
In June 2019, the New York State legislature passed a new law titled the Climate Leadership and Community Protection Act, or CLCPA, which could have significant impacts on the operations of electric and gas utilities in New York. A Climate Action Council has been formed consistent with the CLCPA, and that Council will be providing guidance to New York State in reaching aggressive renewable and emission reduction goals delineated in the CLCPA. On December 30, 2021, the Climate Action Council issued a Draft Scoping Plan, which includes numerous draft recommendations designed to ensure a fair transition to achieving New York’s greenhouse gas emission reduction goals and renewable energy goals. The Draft Scoping Plan is subject to a 120-day public comment period, and the Climate Action Council published the final Scoping Plan on December 16, 2022, which was approved by the Climate Action Council on December 19, 2022.
On February 16, 2023, the NYPSC issued an order to authorize transmission upgrades solely to support new renewable generation sources (Phase 2) pursuant to the implementation of the Accelerated Renewable Growth and Community Benefit Act. The order approves an estimated $4.4 billion in transmission upgrades proposed by upstate utilities to help integrate 3,500 MW of clean energy capacity into the grid, of which NYSEG and RG&E are approved for estimated upgrade costs of $2.2 billion, including participation with other upstate utilities on certain projects.
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
On January 19, 2023, the NYPSC issued a subsequent order providing bill relief for customers who did not receive a credit as part of the Phase 1 Program approved in 2022 (Low Income Program participants). Qualifying residential and small business customers are eligible to have any past-due balance from bills for service through May 1, 2022, reduced through a one-time bill credit, up to a maximum credit below:

	Residential	Total Forecast Residential Credits	Small Business	Total Forecast Small Business Credits
Company		(Millions)		(Millions)
NYSEG	Up to $1,000	$16.9	Up to $1,250	$1.4
RG&E	Up to $1,500	$15.2	Up to $1,500	$0.6
Inflation Reduction Act
In August 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law in the United States. The IRA created a new corporate alternative minimum tax, or CAMT, of 15% on adjusted financial statement income and an excise tax of 1% on the value of certain stock repurchases. The IRA contains a number of additional provisions related to tax incentives for investments in renewable energy production, carbon capture, and other climate actions. The CAMT and other various provisions of the IRA will be effective for periods beginning after December 31, 2022. Given the complexity and uncertainty around the applicability of the legislation to our specific facts and circumstances, we continue to analyze the IRA provisions while waiting on pending Department of Treasury regulatory guidance.
Renewables
Renewable Energy Incentives
Renewables relies, in part, upon government policies that support utility-scale renewable energy and enhance the economic feasibility of development and operating wind energy projects in regions in which Renewables operates or plans to develop and operate renewable energy facilities.
The IRA extended and enhanced solar and wind tax incentives. The IRA also added certain prevailing wage and apprenticeship rules for projects to claim the full credit value unless construction started prior to January 29, 2023. The IRA provides other credit enhancements for qualifying projects that meet domestic content and/or energy community siting requirements.
The 2020 Consolidated Appropriations Act provided favorable extensions to renewable income tax incentives. Onshore and offshore wind projects could claim a 60% PTC for projects commencing construction in 2020 and 2021 and placed in service prior to 2022. Previously, the Setting Every Community up for Retirement Enhancement Act of 2019 extended the PTC and ITC options for wind facilities to 60% of the full credit for facilities commencing construction in 2020 and placed in service prior to 2022.
Solar projects commencing construction before 2020 and placed in service before 2022 could claim a 30% ITC. Solar projects commencing construction in 2020 and 2021 and placed in service before 2022, could claim a 26% ITC.
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
Vineyard Wind 1 Federal Approval
On May 11, 2021, the U.S. Bureau of Ocean Energy Management, or BOEM, issued its Record of Decision, or ROD, approving Vineyard Wind 1, an 806 MW offshore wind project that is a joint venture with CIP.
Lawsuits were filed in July 2021, August 2021, September 2021 and January 2022 against the federal permitting agencies and related officials, including BOEM, the U.S. Fish and Wildlife Service, NOAA Fisheries Directorate, U.S. Army Corps of Engineers and the U.S. Department of the Interior challenging the approval of the proposed Vineyard Wind 1 Project. Vineyard Wind 1 has intervened in these lawsuits to support the federal defense and protect its rights. We cannot predict the outcome of these proceedings.
Results of Operations
The following table sets forth financial information by segment for each of the periods indicated.

	Year Ended December 31, 2022
	Total	Networks	Renewables	Other(1)
	(in millions)
Operating Revenues	$7,923	$6,782	$1,141	$—
Operating Expenses
Purchased power, natural gas and fuel used	2,456	2,295	161	—
Operations and maintenance	2,872	2,338	526	8
Depreciation and amortization	1,085	660	424	1
Taxes other than income taxes	658	588	66	4
Total Operating Expenses	7,071	5,881	1,177	13
Operating Income	852	901	(36)	(13)
Other Income (Expense)
Other income (expense)	30	33	10	(13)
Earnings (losses) from equity method investments	262	11	251	—
Interest expense, net of capitalization	(303)	(220)	(16)	(67)
Income Before Income Tax	841	725	209	(93)
Income tax expense (benefit)	20	94	(114)	40
Net Income (Loss)	821	631	323	(133)
Net loss (income) attributable to noncontrolling interests	60	(3)	63	—
Net Income (Loss) Attributable to Avangrid, Inc.	$881	$628	$386	$(133)

	Year Ended December 31, 2021
	Total	Networks	Renewables	Other(1)
	(in millions)
Operating Revenues	$6,974	$5,754	$1,220	$—
Operating Expenses
Purchased power, natural gas and fuel used	1,719	1,489	230	—
Operations and maintenance	2,706	2,198	495	13
Depreciation and amortization	1,014	616	397	1
Taxes other than income taxes	640	575	72	(7)
Total Operating Expenses	6,079	4,878	1,194	7
Operating Income	895	876	26	(7)
Other Income (Expense)
Other income (expense)	60	66	(4)	(2)
Earnings (losses) from equity method investments	7	12	(5)	—
Interest expense, net of capitalization	(298)	(217)	(1)	(80)
Income Before Income Tax	664	737	16	(89)
Income tax expense (benefit)	21	98	(48)	(29)
Net Income (Loss)	643	639	64	(60)
Net loss (income) attributable to noncontrolling interests	64	(3)	67	—
Net Income (Loss) Attributable to Avangrid, Inc.	$707	$636	$131	$(60)

	Year Ended December 31, 2020
	Total	Networks	Renewables	Other(1)
	(in millions)
Operating Revenues	$6,320	$5,188	$1,132	$—
Operating Expenses
Purchased power, natural gas and fuel used	1,379	1,125	254	—
Operations and maintenance	2,466	2,038	429	(1)
Depreciation and amortization	987	592	394	1
Taxes other than income taxes	619	556	71	(8)
Total Operating Expenses	5,451	4,311	1,148	(8)
Operating Income (Loss)	869	877	(16)	8
Other Income (Expense)
Other (expense) income	18	15	15	(12)
Losses (earnings) from equity method investments	(3)	10	(13)	—
Interest expense, net of capitalization	(316)	(234)	(7)	(75)
Income Before Income Tax	568	668	(21)	(79)
Income tax expense (benefit)	29	120	(80)	(11)
Net Income (Loss)	539	548	59	(68)
Net loss (income) attributable to noncontrolling interests	42	(2)	44	—
Net Income (Loss) Attributable to Avangrid, Inc.	$581	$546	$103	$(68)
(1)Other amounts represent Corporate and intersegment eliminations.
Comparison of Period to Period Results of Operations
Operating revenues increased by 14%, from $6,974 million for the year ended December 31, 2021, to $7,923 million for the year ended December 31, 2022.
Purchased power, natural gas and fuel used increased by 43%, from $1,719 million for the year ended December 31, 2021, to $2,456 million for the year ended December 31, 2022.

Operations and maintenance increased by 6%, from $2,706 million for the year ended December 31, 2021, to $2,872 million for the year ended December 31, 2022.
Details of the period to period comparison are described below at the segment level.
Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021
Networks
Operating revenues for the year ended December 31, 2022 increased by $1,028 million, or 18%, from $5,754 million for the year ended December 31, 2021, to $6,782 million. Electricity and gas revenues increased by $116 million, primarily due to rate increases in New York effective December 1, 2020, $10 million increase in late payment fees, and favorable $16 million of other various deferrals primarily driven by sales use tax payments in the period. Electricity and gas revenues changed due to the following items that have offsets within the income statement: an increase of $806 million in purchased power and purchased gas (offset in purchased power) driven by higher average pricing in commodities in the period, $25 million increase from deferral of pension settlement charges (offset in other income) as a result of freezing of pension benefit accruals and contribution credits for non-union employees in 2022 and an increase of $55 million in flow through amortizations (offset in operating expenses).
Purchased power, natural gas and fuel used for the year ended December 31, 2022 increased by $806 million, or 54%, from $1,489 million for the year ended December 31, 2021, to $2,295 million. The increase is primarily driven by a $806 million increase in average commodity prices and an overall increase in electricity and gas units procured due to higher degree days in the period.
Operations and maintenance during the year ended December 31, 2022 increased by $140 million, or 6%, from $2,198 million for the year ended December 31, 2021, to $2,338 million. The increase is driven by increased business costs of $41 million, an increase of $27 million in uncollectible expenses driven primarily by higher bad debt provisions in New York, a $17 million increase in personnel expenses primarily driven by higher headcount in the period. In addition, there were increases of $55 million in flow-through amortizations (which is offset in revenue).
Renewables
Operating revenues for the year ended December 31, 2022 decreased by $79 million, or 6% from $1,220 million for the year ended December 31, 2021, to $1,141 million. The decrease in operating revenues was primarily due to a $128 million decrease in merchant prices driven mainly by lower demand as compared to the same period of 2021 when demand was higher during the Texas storm, $15 million from the sale of assets in 2021 and unfavorable MtM changes of $5 million on energy derivative transactions entered for economic hedging purposes, offset by $42 million in favorable thermal and power trading driven by higher average prices in the period, $24 million increase driven by higher demand during the weather event in the PJM market and $3 million from production, including new assets in service and curtailment payments in the current period.
Purchased power, natural gas and fuel used for the year ended December 31, 2022 decreased by $69 million, or 30%, from $230 million for the year ended December 31, 2021, to $161 million. The decrease is primarily due to a decrease of $11 million in power and gas purchases due to lower average prices in 2022 compared to 2021 and favorable MtM changes on derivatives of $58 million driven by market price changes in the period.
Operations and maintenance for the year ended December 31, 2022 increased by $31 million, or 6%, from $495 million for the year ended December 31, 2021, to $526 million. The increase is primarily due to a $13 million increase in the bad debt provision driven mainly by provisions during the weather event in the PJM market in 2022, a $24 million increase in connection with an offshore contract provision, $13 million increase in personnel costs driven primarily by increase in headcount in the period, $9 million increase in other operating costs primarily driven by increase in corporate charges in the period, $5 million driven by settlement of liquidated damage claims recorded in 2021, offset by a decrease of $33 million primarily driven by the write-off of certain development projects in the same period of 2021.
Depreciation, Amortization and Impairment
Depreciation, amortization and impairment expenses for the year ended December 31, 2022 increased by $71 million, or 7%, from $1,014 million for the year ended December 31, 2021, to $1,085 million. The increase is driven by $65 million from plant additions in Networks and Renewables in the period and $6 million increase driven by amortization of a deferred gain recorded in 2021.

Other Income and (Expense) and Equity Earnings
Other income and (expense) and equity earnings for the year ended December 31, 2022 increased by $225 million, or 336%, from $67 million for the year ended December 31, 2021, to $292 million. The increase is primarily due to a $246 million gain recognized in the current period from the offshore joint venture restructuring transaction in Renewables, offset by a $21 million unfavorable change in the non-service component of pension expense driven by revised actuarial studies in Networks (which is partially offset within revenue).
Interest Expense, Net of Capitalization
Interest expense for the year ended December 31, 2022 increased by $5 million or 2% from $298 million for the year ended December 31, 2021, to $303 million. The change is primarily due to an increase of $2 million of interest expense at Networks (unfavorable $11 million interest expense from increased debt, offset by $5 million of favorable carrying charges and $4 million favorable regulatory amortizations primarily driven by lower regulatory deferrals from the rate case in New York that was approved November 19, 2020) and $4 million increase in Other mainly driven by increased outstanding balances on commercial papers.
Income Tax Expense
The effective tax rate, inclusive of federal and state income tax, for the year ended December 31, 2022 was 2.4%, which is below the federal statutory tax rate of 21%, primarily due to the recognition of production tax credits associated with wind production, the effect of the excess deferred tax amortization resulting from the Tax Act, the equity component of allowance for funds used during construction, and the release of our federal valuation allowance in 2022 as a result of the Inflation Reduction Act enacted in August 2022 that will permit us to utilize tax attributes that were previously expected to expire. The effective tax rate, inclusive of federal and state income tax, for the year ended December 31, 2021, was 3.2%, which is below the federal statutory tax rate of 21%, primarily due to the recognition of production tax credits associated with wind production, the effect of the excess deferred tax amortization resulting from the Tax Act and the equity component of allowance for funds used during construction.
Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020
Networks
Operating revenues for the year ended December 31, 2021 increased by $566 million, or less than 1%, from $5,188 million for the year ended December 31, 2020, to $5,754 million. Electricity and gas revenues increased by $125 million, primarily due to the New York rate plan that was approved November 19, 2020, and rate increases in Maine, $19 million favorable impact from a COVID-19 deferral during the period in New York and Connecticut (in Connecticut this is included in the revenue decoupling mechanism), and $11 million favorable impact from transmission. These were offset by a $8 million unfavorable impact from negative revenue adjustments and $1 million of other decreases. Electricity and gas revenues changed due to the following items that have offsets within the income statement: an increase of $364 million in purchased power and purchased gas (offset in purchased power), an increase of $109 million in flow-through amortizations (offset in operating expenses), offset by a decrease of $54 million in flow-through amortizations ($32 million offset in income tax expense and $21 million offset in other income).
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
Operations and maintenance for the year ended December 31, 2021 increased by $66 million or 15% from $429 million for the year ended December 31, 2020, to $495 million. The increase is primarily due to a $6 million increase in the bad debt provision driven mainly by provisions during the Texas storm in the first quarter of 2021, $16 million of higher land rents driven by new sites, $19 million increase driven by higher personnel costs primarily attributable to new capacity, $40 million due to the write-off of certain development projects and casualty losses in the period, offset by a $15 million decrease driven mainly by settlement of liquidated damage claims in the period.
Depreciation, Amortization and Impairment
Depreciation, amortization and impairment expenses for the year ended December 31, 2021 increased by $27 million or 3% from $987 million for the year ended December 31, 2020, to $1,014 million. The increase is driven by $42 million from plant additions in Networks and Renewables in the period, offset by a $9 million decrease driven by accelerated depreciation from the repowering of wind farms recorded in the same period of 2020 and $6 million decrease driven by amortization of a deferred gain.
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
We define adjusted net income as net income adjusted to exclude restructuring charges, mark-to-market earnings from changes in the fair value of derivative instruments, accelerated depreciation derived from repowering of wind farms, costs incurred related to the PNMR Merger, a legal settlement, an offshore contract provision and costs incurred in connection with the COVID-19 pandemic. We believe adjusted net income is more useful in understanding and evaluating actual and projected financial performance and contribution of AVANGRID core lines of business and to more fully compare and explain our results. The most directly comparable U.S. GAAP measure to adjusted net income is net income. We also define adjusted earnings per share, or adjusted EPS, as adjusted net income converted to an earnings per share amount.
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

The following tables provide a reconciliation between Net Income attributable to AVANGRID and non-GAAP measures Adjusted Net Income, Adjusted EBITDA and Adjusted EBITDA with Tax Credits by segment for the years ended December 31, 2022, 2021 and 2020, respectively:

	Year Ended December 31, 2022
	Total	Networks	Renewables	Corporate *
	(in millions)
Net Income Attributable to Avangrid, Inc.	$881	$628	$386	$(133)
Adjustments:
Mark-to-market adjustments - Renewables	—	—	—	—
Offshore contract provision	24	—	24	—
Impact of COVID-19	—	—	—	—
Merger costs	4	—	—	4
Income tax impact of adjustments (1)	(7)	—	(6)	(1)
Adjusted Net Income (2)	$901	$628	$403	$(130)

Net (loss) income attributable to noncontrolling interests	(60)	3	(63)	—
Income tax (benefit) expense	27	94	(108)	41
Depreciation and amortization	1,085	660	424	1
Interest expense, net of capitalization	303	220	16	67
Other (income) expense	(30)	(33)	(10)	13
Losses (earnings) from equity method investments	(262)	(11)	(251)	—
Adjusted EBITDA (3)	$1,964	$1,561	$411	$(8)

Retained PTCs and ITCs	162	—	162	—
PTCs allocated to tax equity investors	119	—	119	—
Adjusted EBITDA with Tax Credits (3)	$2,246	$1,561	$693	$(8)

	Year Ended December 31, 2021
	Total	Networks	Renewables	Corporate *
	(in millions)
Net Income Attributable to Avangrid, Inc.	$707	$636	$131	$(60)
Adjustments:
Mark-to-market adjustments - Renewables	53	—	53	—
Impact of COVID-19	34	34	—	—
Merger costs	12	—	—	12
Income tax impact of adjustments (1)	(26)	(9)	(14)	(3)
Adjusted Net Income (2)	$780	$661	$170	$(51)

Net (loss) income attributable to noncontrolling interests	(64)	3	(67)	—
Income tax (benefit) expense	47	107	(34)	(26)
Depreciation and amortization	1,014	616	397	1
Interest expense, net of capitalization	298	217	1	80
Other (income) expense	(60)	(66)	4	2
Losses (earnings) from equity method investments	(7)	(12)	5	—
Adjusted EBITDA (3)	$2,008	$1,526	$476	$7

Retained PTCs and ITCs	175	—	175	—
PTCs allocated to tax equity investors	80	—	80	—
Adjusted EBITDA with Tax Credits (3)	$2,263	$1,526	$731	$7

	Year Ended December 31, 2020
	Total	Networks	Renewables	Corporate *
	(in millions)
Net Income (Loss) Attributable to Avangrid, Inc.	$581	$546	$103	$(67)
Adjustments:
Mark-to-market adjustments - Renewables	5	—	5	—
Restructuring charges	6	5	1	—
Accelerated depreciation from repowering	9	—	9	—
Impact of COVID-19	29	26	1	2
Merger costs	6	—	—	6
Legal settlement - Gas storage	5	—	—	5
Income tax impact of adjustments (1)	(16)	(8)	(4)	(3)
Adjusted Net Income (2)	$625	$568	$115	$(58)

Net (loss) income attributable to noncontrolling interests	(42)	2	(44)	—
Income tax (benefit) expense	45	128	(76)	(8)
Depreciation and amortization	978	592	385	1
Interest expense, net of capitalization	316	234	7	75
Other (income) expense	(18)	(15)	(15)	12
Losses (earnings) from equity method investments	3	(10)	13	—
Adjusted EBITDA (3)	$1,907	$1,499	$385	$23

Retained PTCs and ITCs	153	—	153	—
PTCs allocated to tax equity investors	63	—	63	—
Adjusted EBITDA with Tax Credits (3)	$2,123	$1,499	$601	$23
(1)Income tax impact of adjustments: For the year ended December 31, 2022, $(6) from an offshore contract provision and $(1) million from merger costs. For the year ended December 31, 2021, $14 million from MtM adjustment, $9 million from COVID-19 impacts and $3 million from merger costs. For the year ended December 31, 2020, $(1) million from MtM adjustment, $(2) million from accelerated depreciation, $(2) million from restructuring charges, $(8) million from COVID-19 impacts, $(1) million from legal settlement - gas storage and $(2) million from merger costs.
(2)Adjusted Net Income is a non-GAAP financial measure and is presented after excluding restructuring charges, accelerated depreciation derived from the repowering wind farms, MtM activities in Renewables, costs incurred related to the PNMR Merger, a legal settlement, an offshore contract provision and costs incurred in connection with the COVID-19 pandemic.
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
Comparison of Period to Period Results of Operations
Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021
Adjusted net income
Adjusted net income increased by $121 million, or 16%, from $780 million for the year ended December 31, 2021 to $901 million for the year ended December 31, 2022. The increase is primarily due to a $233 million increase in Renewables driven by a gain recognized in the current period from the offshore joint venture restructuring transaction and favorable tax expense from valuation allowances and state tax rate changes which are primarily offset in Corporate, offset by a $33 million decrease in Networks driven primarily by higher business costs and uncollectible expenses in the period, $79 million decrease in Corporate mainly driven by unfavorable tax expense from unitary rate changes in the period which are primarily offset in Renewables.

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
The following tables reconcile Net Income attributable to AVANGRID to Adjusted Net Income (non-GAAP), and EPS attributable to AVANGRID to adjusted EPS (non-GAAP) for the years ended December 31, 2022, 2021 and 2020, respectively:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Networks	$628	$636	$546
Renewables	386	131	103
Corporate (1)	(133)	(60)	(67)
Net Income	881	707	581
Adjustments:
Mark-to-market adjustments - Renewables (2)	—	53	5
Offshore contract provision (3)	24	—	—
Restructuring charges (4)	—	—	6
Accelerated depreciation from repowering (5)	—	—	9
Impact of COVID-19 (6)	—	34	29
Merger costs (7)	4	12	6
Legal settlement - Gas storage (8)	—	—	5
Income tax impact of adjustments	(7)	(26)	(16)
Adjusted Net Income (9)	$901	$780	$625

	Year Ended December 31,
	2022	2021	2020
Networks	$1.62	$1.78	$1.76
Renewables	1.00	0.37	0.33
Corporate (1)	(0.34)	(0.17)	(0.22)
Earnings Per Share	2.28	1.97	1.88
Adjustments:
Mark-to-market adjustments - Renewables (2)	—	0.15	0.02
Offshore contract provision (3)	0.06	—	—
Restructuring charges (4)	—	—	0.02
Accelerated depreciation from repowering (5)	—	—	0.03
Impact of COVID-19 (6)	—	0.10	0.09
Merger costs (7)	0.01	0.03	0.02
Legal settlement - Gas storage (8)	—	—	0.01
Income tax impact of adjustments	(0.02)	(0.07)	(0.05)
Adjusted Earnings Per Share (9)	$2.33	$2.18	$2.02
(1)Includes corporate and other non-regulated entities as well as intersegment eliminations.
(2)Mark-to-market earnings relates to earnings impacts from changes in the fair value of Renewables' derivative instruments associated with electricity and natural gas.
(3)Costs incurred in connection with an offshore contract provision.
(4)Restructuring and severance related charges relate to costs resulting from restructuring actions involving initial targeted voluntary workforce reductions and related costs in our plan to vacate a lease, predominantly within the Networks segment and costs to implement an initiative to mitigate costs and achieve sustainable growth.
(5)Represents the amount of accelerated depreciation derived from the repowering of wind farms in Renewables.

(6)Represents costs incurred in connection with the COVID-19 pandemic, mainly related to bad debt provisions.
(7)Pre-merger costs incurred.
(8)Removal of the impact from Gas activity in the reconciliation to AVANGRID Net Income.
(9)Adjusted Net Income and Adjusted Earnings Per Share are non-GAAP financial measures and are presented after excluding restructuring charges, accelerated depreciation derived from the repowering wind farms, MtM activities in Renewables, costs incurred related to the PNMR Merger, a legal settlement, an offshore contract provision and costs incurred in connection with the COVID-19 pandemic.
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
Liquidity
We optimize our liquidity within the United States through a series of arms-length intercompany lending arrangements with our subsidiaries and among our regulated utilities to provide for lending of surplus cash to subsidiaries with liquidity needs, subject to the limitation that the regulated utilities may not lend to unregulated affiliates. These arrangements minimize overall short-term funding costs and maximize returns on the temporary cash investments of the subsidiaries. At December 31, 2022, we had cash and cash equivalents of $69 million, as compared to $1,474 million at December 31, 2021. We have the capacity to borrow up to $3,575 million from the lenders committed to the AVANGRID Credit Facility and $500 million from an Iberdrola Group Credit Facility, each of which are described below.
AVANGRID Commercial Paper Program
AVANGRID has a commercial paper program with a limit of $2 billion that is backstopped by the AVANGRID Credit Facility (described below). As of December 31, 2022 and February 21, 2023, there was $397 million and $1,151 million, respectively, of commercial paper outstanding, presented net of discounts on the balance sheet. As of December 31, 2022, the weighted-average interest rate on outstanding commercial paper was 4.66%.
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
Under the terms of the AVANGRID Credit Facility, each joint borrower has a maximum borrowing entitlement, or sublimit, which can be periodically adjusted to address specific short-term capital funding needs, subject to the maximum limit contained in the agreement. On November 23, 2021, the executed AVANGRID Credit Facility increased AVANGRID's maximum sublimit from $1,500 million to $2,500 million. The AVANGRID Credit Facility contains pricing that is sensitive to AVANGRID’s consolidated greenhouse gas emissions intensity. The Credit Facility also contains negative covenants, including one that sets the ratio of maximum allowed consolidated debt to consolidated total capitalization at 0.65 to 1.00, for each borrower. Under the AVANGRID Credit Facility, each of the borrowers will pay an annual facility fee that is dependent on their credit rating. The initial facility fees will range from 10 to 22.5 basis points. The maturity date for the AVANGRID Credit Facility is November 22, 2026. As of December 31, 2022, we had no borrowings outstanding under this credit facility.
Since the AVANGRID credit facility is also a backstop to the AVANGRID commercial paper program, the total amount available under the facility as of December 31, 2022 and February 21, 2023, was $3,178 million and $2,424 million, respectively.
Iberdrola Group Credit Facility
AVANGRID has a credit facility with Iberdrola Financiacion, S.A.U., a company of the Iberdrola Group. The facility has a limit of $500 million and matures on June 18, 2023. AVANGRID pays a facility fee of 10.5 basis points annually. As of both December 31, 2022 and February 21, 2023, there was no outstanding amount under this credit facility.

Supplier Financing Arrangements
To manage cash flow and related liquidity, we operate a supplier financing arrangement under which certain suppliers can obtain accelerated settlement on invoices from the banking provider. This is a form of reverse factoring which has the objective of serving the group's suppliers by giving them early access to funding. This supplier financing program allows participating suppliers the ability to voluntarily elect to sell our payment obligations to a designated third-party financial institution. We have no economic interest in a supplier’s decision to enter into the arrangements. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted by our suppliers’ decisions to sell amounts under these arrangements. As of December 31, 2022 and 2021, the amount of notes payable under supplier financing arrangements was $171 million and $161 million, respectively. As of December 31, 2022 and 2021, the weighted average interest rate on the balance was 5.48% and 0.82%, respectively.
Group Cash Pool
We are a party to a liquidity agreement with Bank of America, N.A. along with certain members of the Iberdrola Group. The liquidity agreement aids the Iberdrola Group in efficient cash management and reduces the need for external borrowing by the pool participants. Parties to the agreement, including us, may deposit funds with or borrow from the financial institution, provided that the net balance of funds deposited or borrowed by all pool participants in the aggregate is not less than zero. As of both December 31, 2022 and 2021, the balance was $0. Any deposit amounts would be reflected in our consolidated balance sheets under cash and cash equivalents because our deposited surplus funds under the cash pooling agreement are highly-liquid short-term investments.
Off-Balance Sheet Arrangements
At December 31, 2022, we had approximately $4,726 million of standby letters of credit, surety bonds, guarantees and indemnifications outstanding, which includes guarantees of our own performance. These instruments provide financial assurance to the business and trading partners of AVANGRID and its subsidiaries in their normal course of business. The instruments only represent liabilities if AVANGRID or its subsidiaries fail to deliver on contractual obligations. We therefore believe it is unlikely that any material liabilities associated with these instruments will be incurred and, accordingly, as of December 31, 2022, neither we nor our subsidiaries have any liabilities recorded for these instruments.
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
Our long-term debt issuances during 2022 were as follows:

Company	Issue Date	Type	Amount (Millions)	Interest rate	Maturity
UI	1/31/2022	Unsecured Notes	$150	2.25%	2032
NYSEG	4/6/2022	Tax Exempt Bond	$67	4.00%	2028
NYSEG	12/15/2022	Unsecured Notes	$150	4.62%	2032
NYSEG	12/15/2022	Unsecured Notes	$125	4.96%	2052
RG&E	12/15/2022	First Mortgage Bonds	$125	4.86%	2052
CMP	12/15/2022	Green First Mortgage Bonds	$75	4.37%	2032
CMP	12/15/2022	Green First Mortgage Bonds	$50	4.76%	2052
UI	12/15/2022	Unsecured Notes	$50	4.62%	2032

At December 31, 2022, Networks had $6,651 million of debt, including the current portion thereof, consisting of first mortgage bonds, senior unsecured notes, tax-exempt bonds and various other forms of debt. Networks' regulated utilities are required by regulatory order to maintain a minimum ratio of common equity to total capital that is tied to the capital structure used in the establishment of their revenue requirements. Pursuant to these requirements, each of NYSEG, RG&E, CMP and MNG must maintain a minimum equity ratio equal to the ratio in its currently effective rate plan or decision measured using a trailing 13-month average. On a monthly basis, each utility must maintain a minimum equity ratio of no less than 300 basis points below the equity ratio used to set rates. UI, SCG, CNG and BGC are restricted from paying dividends if paying such dividend would result in their respective common equity ratio being lower than 300 basis points below the equity percentage used to set rates in the most recent distribution rate proceeding as measured using a trailing 13-month average calculated as of the most recent quarter end. The regulated utilities periodically pay dividends to, or receive capital contributions from, AVANGRID in order to maintain the minimum equity ratio requirement. They each independently incur indebtedness by issuing investment grade debt securities. Networks’ regulated utilities were in compliance with these regulatory orders as of December 31, 2022.
At December 31, 2022, we had a $41 million finance lease liability outstanding in the Renewables segment relating to a sale-leaseback arrangement on a solar generation facility. Renewables has also sourced capital through tax equity financing arrangements associated with certain wind farm projects. The arrangements allocate substantially all of the projects' taxable income and PTCs to the tax equity investor, along with a percentage of cash generated by the projects, in exchange for investor contributions. On April 29, 2022, we closed on a TEF agreement, receiving $14 million from a tax equity investor related to the Lund Hill solar farm that reached partial mechanical completion on the same date. A further investment from our investor is expected shortly after the project’s commercial operations in the estimated amount of $58 million, expected in 2023. Lund Hill is owned by Solis Solar Power I, LLC (Solis I). In June 2022 we received an additional $109 million from a tax equity investor for the addition of Golden Hill wind farms under Aeolus Wind Power VIII, LLC (Aeolus VIII). Montague solar was contributed to Aeolus VIII at the same time, with a future investment from our investor in the estimated amount of $87 million expected after Montague solar project reaches commercial operations, expected in the second quarter of 2023.
At December 31, 2022, corporate had $1,976 million of long-term debt, including the current portion thereof, outstanding. Long-term debt in corporate consists mainly of $600 million of 3.15% notes due in 2024, $750 million of 3.20% notes due in 2025 and $750 million of 3.80% notes due in 2029.
In our credit facilities, long-term borrowings, financing leases and tax-equity partnerships, we and our affiliates that are parties to the agreements are subject to covenants that are standard for such agreements. Affirmative covenants impose certain obligations on the borrower and negative covenants limit certain activities by the borrower. The agreements also define certain events of default, including but not limited to non-compliance with the covenants that may automatically in some circumstances, or at the option of the lenders in other circumstances, trigger acceleration of the obligations. We and our affiliates were in compliance with all such covenants at December 31, 2022 and throughout 2022.
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

Capital Expenditures
The regulated utilities’ capital expenditures over the last three years have been as follows:

	2022	2021	2020
	(in millions)
NYSEG	$759	$743	$689
RG&E	374	394	387
CMP*	338	682	389
UI	226	186	204
SCG	101	86	88
CNG	66	63	60
BGC	22	17	17
MNG	3	4	3
Corporate	23	55	23
Total	$1,912	$2,230	$1,860
*In 2021, includes NECEC Transmission LLC’s capital expenditures in the NECEC project.
Networks continued its capital expenditures during 2022 to upgrade and expand electricity and natural gas transmission and distribution infrastructure. In 2022, we continued capital investments in a number of programs in Maine, New York and Connecticut, including substation modernization, grid automation, new transmission investments, pole replacement program, projects related to improvement of system operations, reliability and resiliency, replacement of aging infrastructure, and new customer connections. In 2021, we continued capital investments in a number of programs in Maine, including NECEC, substation modernization and new transmission investments. NYSEG and RG&E continued their capital investments in a number of programs, including the grid automation project, pole replace program, distribution line project, Binghamton Area Brightline, or BES, program.
Renewables’ capital expenditures for the years set forth below were as follows:

	2022	2021	2020
	(in millions)
Wind & solar	$662	$928	$822
Thermal	28	18	8
Corporate (1)	13	12	15
Other capitalized costs (2)	83	106	39
Total capital expenditures	$786	$1,064	$884
(1)Includes information technology and facilities and safety (security).
(2)Includes capitalized interests, labor and other costs.
In 2022, Renewables made capital expenditures of $662 million on construction of Lundhill Solar, Bakeoven Solar, Montague Solar, La Joya, Golden Hills, Midland, DayBreak Solar and other wind and solar assets and $28 million in capital expenditures on the Klamath gas-fired cogeneration facility, or the Klamath Plant.
In 2021, Renewables made capital expenditures of $928 million on construction of Lundhill Solar, Bakeoven Solar, Montague Solar, La Joya, Golden Hills, Midland and other wind and solar assets and $18 million in capital expenditures on the Klamath Plant.
Capital Projects
An important part of our business strategy involves capital projects. Networks plans to invest a total of approximately $10.9 billion from 2023 to 2027 to upgrade and expand electricity and natural gas transmission and distribution infrastructure. In the next 12 months, Networks plans to invest $764 million in Maine, including Distribution Line Inspection Repairs Program, Transmission Line Asset Condition Replacements Program, Substation Modernization Program, Storm Resiliency Program and Grid Automation. MEPCO plans to invest $17 million in the next 12 months primarily on the Strategic Rebuild of Transmission Structures. NECEC plans to invest $461 million in the next 12 months. NYSEG plans to invest $664 million in the next 12 months, including Advanced Meter Infrastructure Project, BES Program, Distribution Line Inspection Repairs Program, Grid Automation Program, Transmission Line Asset Condition Replacements Program, Storm Resiliency Program, Make Ready, Pole Replacement Program and Gas Distribution Mains and Leak Prone Main replacements. RG&E plans to invest $327 million in the next 12 months, including Advanced Meter Infrastructure Project, BES Program, Webster Area

Reliability Program, Pole Replacement Program, Grid Automation Program, Storm Resiliency Program, Gas Distribution Mains and Leak Prone Main Replacement programs. UIL plans to invest $535 million in the next 12 months, including a number of programs and projects related to improvement of system operations, reliability and resiliency, replacement of aging infrastructure, and new customer connections. For gas operations, the most notable investments include distribution main replacements, leak prone replacements, the connection of new customers, and infrastructure improvements.
Renewables plans to invest at least a total of approximately $7.4 billion from 2023 to 2027 and add at least approximately 1,990 MW of onshore and offshore generation capacity.
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
The following is a summary of the cash flows by activity for the years ended December 31, 2022, 2021 and 2020, respectively:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Cash Flows
Net cash provided by operating activities	$1,035	$1,561	$1,288
Net cash used in investing activities	(2,548)	(2,440)	(2,858)
Net cash provided by financing activities	108	889	2,853
Net (decrease) increase in cash, cash equivalents and restricted cash	$(1,405)	$10	$1,283
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
The cash from operating activities for the year ended December 31, 2022 compared to the year ended December 31, 2021 decreased by $526 million, primarily attributable to a net decrease in current assets and liabilities driven by timing of cash collections and cash disbursements during the period.
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
In 2022, net cash used in investing activities was $2,548 million, which primarily was comprised of $2,519 million of capital expenditures and $168 million of payment for the offshore joint venture restructuring transaction, partially offset by $123 million of contributions in aid of construction.
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
In 2022, financing activities provided $108 million in cash reflecting primarily a net increase in non-current debt and current notes payable of $662 million and contribution from non-controlling interests of $147 million in the period, offset by distributions to non-controlling interests of $10 million and dividends of $681 million.
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
In 2020, financing activities used $2,853 million in cash reflecting primarily an issuance of non-current debt at AVANGRID and our regulated subsidiaries with the net proceeds of $1,367 million, receipt of the Iberdrola Loan of $3,000 million and tax equity financing contributions from non-controlling interests, principally related to TEFs, of $312 million, offset by a net decrease in non-current debt and current notes payable of $1,264 million, distributions to non-controlling interests of $5 million, payments on capital leases of $9 million and dividends of $545 million.
Contractual Obligations
As of December 31, 2022, our contractual obligations (excluding any tax reserves) were as follows:

	Total	2023	2024	2025	2026	2027	Thereafter
	(in millions)
Leases (1)	$495	$25	$44	$22	$23	$25	$356
Easements (2)	1,068	29	30	31	30	28	920
Projected future pension benefit plan contributions (3)	357	10	51	18	42	40	196
Long-term debt (including current maturities) (4)	8,635	412	612	1,107	660	484	5,360
Interest payments (5)	3,266	312	302	260	243	217	1,932
Material purchase commitments (6)	1,455	1,037	170	81	56	38	73
Total Contractual Obligations	$15,276	$1,825	$1,209	$1,519	$1,054	$832	$8,837
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
(5)Interest payments are estimated based on final maturity dates of debt securities outstanding at December 31, 2022, and do not reflect anticipated future refinancing, early redemptions or debt issuances. Variable rate interest obligations are estimated based on rates as of December 31, 2022.
(6)Represents forward purchase commitments under power, gas and other arrangements and contractual obligations for material and services on order but not yet delivered at December 31, 2022.
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
Accounting for Pensions and Other Post-Retirement Benefits
We provide pensions and other post-retirement benefits for a significant number of employees, former employees and retirees. We account for those benefits in accordance with the accounting rules for retirement benefits. In accounting for our pension and other post-retirement benefit plans, or the AVANGRID plans, we make assumptions regarding the valuation of benefit obligations and the performance of plan assets. The primary assumptions include the discount rate, the expected long-term return on plan assets, health care cost trend rates, mortality assumptions, demographic assumptions and other factors. We apply consistent estimation techniques regarding our actuarial assumptions, where appropriate, across the AVANGRID plans of our operating subsidiaries. The estimation technique we use to develop the discount rate for the AVANGRID plans is based upon the settlement of such liabilities as of December 31, 2022, using a hypothetical portfolio of actual, high quality bonds, that would generate cash flows required to settle the liabilities. We believe such an estimate of the discount rate accurately reflects the settlement value for plan obligations and results in cash flows that closely match the expected payments to participants. The estimation technique we use to develop the long-term rate of return on plan assets is based on a projection of the long-term rates of return on plan assets that will be earned over the life of the plan, including considerations of investment strategy, historical experience and expectations for long-term rates of return.
The weighted-average discount rates used in accounting for qualified pension obligations in 2022 was 2.85%, representing an increase of 51 basis points from 2021. The expected rate of return on plan assets for qualified pension benefits in 2022 was 6.33%, representing a decrease of 0.97 basis points from 2021. The following table reflects the estimated sensitivity associated with a change in certain significant actuarial assumptions (each assumption change is presented mutually exclusive of the other assumption changes):

		Impact on 2022 Pension Expense Increase (Decrease)
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
In assessing goodwill for impairment, we have the option to first perform a qualitative assessment to determine whether a quantitative assessment is necessary. If we determine, based on qualitative factors, that the fair value of the reporting unit is more likely than not greater than the carrying amount, no further testing is required. If we bypass the qualitative assessment, or perform the qualitative assessment but determine it is more likely than not that its fair value is less than its carrying amount, we perform a quantitative test to compare the fair value of the reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, we record an impairment loss as a reduction to goodwill and a charge to operating expenses, but the loss recognized would not exceed the total amount of goodwill allocated to the reporting unit. For 2022, we utilized a qualitative assessment for the Networks reporting units and a quantitative assessment for the Renewables reporting unit.
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
Renewables uses a 95% probability level over a one-day holding period, indicating that it can be 95% confident that losses over one day would not exceed that value. The average VaR for 2022 was $13.6 million compared to a 2021 average of $11.3 million.
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
Interest Rate Risk
Total debt outstanding was $9,024 million at December 31, 2022, of which $1,146 million had a floating interest rate. A change of 25 basis points in this interest rate would result in an interest expense or income fluctuation of approximately $3 million annually. The estimated fair value of our long-term debt at December 31, 2022 was $7,991 million, in comparison to a book value of $8,627 million.
AVANGRID uses financial derivative instruments from time to time to alter its fixed and floating rate debt balances or to hedge fixed rates in anticipation of future fixed rate issuances. Further information regarding our interest rate derivative financial instruments is provided in Note 12 of our consolidated financial statements contained in this Annual Report on Form 10-K. There was one interest rate derivative contract outstanding at December 31, 2022.
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

Based on our policies and risk exposures related to credit risk from its management in Renewables, we do not anticipate a material adverse effect on our financial statements as a result of counterparty nonperformance. As of December 31, 2022, approximately 97% of our energy management counterparty credit risk exposure is associated with companies that have investment grade credit ratings.
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
Renewables
Renewables historically has been financed through equity contributions, intercompany loans during construction, tax equity partnerships and, to a lesser extent, sale-leaseback arrangements. The outstanding balance of its financing lease was $41 million at December 31, 2022.
Renewables is a party to a cash pooling arrangement with Avangrid, Inc. All Renewables revenues are concentrated in and all Renewables disbursements are made from Avangrid, Inc. Net cash surpluses or deficits at Renewables are recorded as intercompany receivables or payables and these balances are periodically reduced to zero through dividends or capital contributions. In March 2022, Renewables recorded a net non-cash dividend of $568 million to Avangrid, Inc. to zero out account balances that had principally accumulated prior to January 2022.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Avangrid, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Avangrid, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule 1 (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of the impairment of the carrying value of goodwill in the Renewables reporting unit
As discussed in Notes 3(g) and 7 to the consolidated financial statements, the goodwill balance as of December 31, 2022 was $3,119 million, of which $372 million related to the Renewables reporting unit. The Company performs goodwill impairment testing on an annual basis or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s goodwill impairment assessment process, including controls related to the determination of the forecasted power production, forecasted market prices and discount rates used to estimate the fair value of the Renewables reporting unit. To assess the Company’s ability to forecast revenues, we compared the Renewables reporting unit’s historical revenue forecasts to actual revenues. We compared the Renewables reporting unit’s forecasted power production to historical power production. We also evaluated the forecasted power production and forecasted market prices by comparing them to third-party reports published by industry analysts. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in testing the selected discount rates by independently developing discount rates using publicly available market data for comparable entities and comparing them to the Company’s discount rates.
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
Fair value of liquidating distribution
As discussed in Note 22 to the consolidated financial statements, the Company restructured and effectively dissolved the Vineyard Wind joint venture on January 10, 2022. As part of the dissolution, the Company and Copenhagen Infrastructure Partners (CIP) each acquired full ownership of certain legal entities and lease areas that were previously held within the joint venture. The Company received a non-cash liquidating distribution which was recorded at fair value and made an incremental payment of approximately $168 million to CIP. The Company recognized a pretax gain of $246 million during the year ended December 31, 2022, driven by the increase in the fair value of its acquired interest in the leases and related development activities.
We identified the evaluation of the fair value of the liquidating distribution as a critical audit matter. Subjective auditor judgment was required to evaluate certain assumptions used in the Company’s estimate of the fair value of the liquidating distribution, specifically the Company’s determination of the forecasted power production, which was used to develop the revenue forecast, and the discount rate.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process to determine the fair value of the liquidating distribution, including controls related to the determination of the forecasted power production and discount rate. To assess the forecasted power production, we compared the Company’s forecasted generation to third-party reports published by industry analysts. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in testing the selected discount rate by comparing it to an independently-developed range of discount rates using publicly-available market data for comparable companies.
/s/ KPMG LLP

We have served as the Company’s auditor since 2017.

New York, New York
February 22, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Avangrid, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Avangrid, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule I (collectively, the consolidated financial statements), and our report dated February 22, 2023 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
New York, New York
February 22, 2023

Avangrid, Inc. and Subsidiaries
Consolidated Statements of Income

Years Ended December 31,	2022	2021	2020
(Millions, except for number of shares and per share data)
Operating Revenues	$7,923	$6,974	$6,320
Operating Expenses
Purchased power, natural gas and fuel used	2,456	1,719	1,379
Operations and maintenance	2,872	2,706	2,466
Depreciation and amortization	1,085	1,014	987
Taxes other than income taxes, net	658	640	619
Total Operating Expenses	7,071	6,079	5,451
Operating Income	852	895	869
Other Income and (Expense)
Other income (expense)	30	60	18
Earnings (losses) from equity method investments	262	7	(3)
Interest expense, net of capitalization	(303)	(298)	(316)
Income Before Income Tax	841	664	568
Income tax expense	20	21	29
Net Income	821	643	539
Net loss attributable to noncontrolling interests	60	64	42
Net Income Attributable to Avangrid, Inc.	$881	$707	$581

Earnings Per Common Share, Basic:	$2.28	$1.97	$1.88
Earnings Per Common Share, Diluted:	$2.27	$1.97	$1.88
Weighted-average Number of Common Shares Outstanding:
Basic	386,727,246	358,086,621	309,494,939
Diluted	387,215,785	358,578,608	309,559,387
The accompanying notes are an integral part of our consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

Years Ended December 31,	2022	2021	2020
(Millions)
Net Income	$821	$643	$539
Other Comprehensive Income
Gain for defined benefit plans, net of income taxes of $3, $0 and $0, respectively	14	2	—
Amortization of pension cost, net of income taxes of $1, $(1) and $3, respectively	4	(8)	(13)
Unrealized gain (loss) from equity method investment, net of income taxes of $6, $(3) and $0, respectively	22	(9)	—
Unrealized loss during the year on derivatives qualifying as cash flow hedges, net of income taxes of $0, $(44) and $(7), respectively	(1)	(159)	(22)
Reclassification to net income of losses (gains) on cash flow hedges, net of income taxes of $19, $(3) and $2, respectively	54	12	19
Other Comprehensive Income (Loss)	93	(162)	(16)
Comprehensive Income	914	481	523
Net loss attributable to noncontrolling interests	60	64	42
Comprehensive Income Attributable to Avangrid, Inc.	$974	$545	$565
The accompanying notes are an integral part of our consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Consolidated Balance Sheets

As of December 31,	2022	2021
(Millions)
Assets
Current Assets
Cash and cash equivalents	$69	$1,474
Accounts receivable and unbilled revenues, net	1,737	1,269
Accounts receivable from affiliates	5	11
Notes receivable from affiliates	3	—
Derivative assets	60	35
Fuel and gas in storage	268	139
Materials and supplies	235	204
Prepayments and other current assets	386	245
Regulatory assets	447	400
Total Current Assets	3,210	3,777
Total Property, Plant and Equipment ($2,707 and $1,959 related to VIEs, respectively)	30,994	28,866
Operating lease right-of-use assets	159	148
Equity method investments	437	560
Other investments	49	61
Regulatory assets	2,321	2,247
Other Assets
Goodwill	3,119	3,119
Intangible assets	281	293
Derivative assets	140	59
Other	413	374
Total Other Assets	3,953	3,845
Total Assets	$41,123	$39,504
The accompanying notes are an integral part of our consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Consolidated Balance Sheets

As of December 31,	2022	2021
(Millions, except share information)
Liabilities
Current Liabilities
Current portion of debt	$412	$372
Notes payable	566	159
Notes payable to affiliate	2	2
Interest accrued	66	69
Accounts payable and accrued liabilities	2,007	1,586
Accounts payable to affiliates	39	61
Dividends payable	170	170
Taxes accrued	61	43
Operating lease liabilities	13	12
Derivative liabilities	133	64
Other current liabilities	593	484
Regulatory liabilities	354	307
Total Current Liabilities	4,416	3,329
Regulatory liabilities	2,915	3,022
Other Non-current Liabilities
Deferred income taxes	2,234	2,016
Deferred income	1,062	1,130
Pension and other postretirement	491	684
Operating lease liabilities	161	149
Derivative liabilities	164	160
Asset retirement obligations	273	253
Environmental remediation costs	279	298
Other	563	580
Total Other Non-current Liabilities	5,227	5,270
Non-current debt	8,215	7,922
Non-current debt to affiliate	8	—
Total Non-current Liabilities	16,365	16,214
Total Liabilities	20,781	19,543
Commitments and Contingencies	—	—
Equity
Stockholders' Equity:
Common stock, $.01 par value, 500,000,000 shares authorized, 387,734,757 and 387,678,630 shares issued; 386,628,586 and 386,568,104 shares outstanding, respectively	3	3
Additional paid-in capital	17,694	17,679
Treasury stock	(47)	(47)
Retained earnings	1,910	1,714
Accumulated other comprehensive loss	(180)	(273)
Total Stockholders’ Equity	19,380	19,076
Noncontrolling interests	962	885
Total Equity	20,342	19,961
Total Liabilities and Equity	$41,123	$39,504

The accompanying notes are an integral part of our consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

Years Ended December 31,	2022	2021	2020
(Millions)
Cash Flow from Operating Activities
Net income	$821	$643	$539
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,085	1,014	987
Accretion expenses	14	12	11
Regulatory assets/liabilities amortization and carrying cost	(65)	(72)	(13)
Pension cost	11	52	82
Earnings from equity method investments	(262)	(7)	3
Distribution of earnings from equity method investments	23	17	19
Unrealized losses on marked to market derivative contracts	—	86	5
Loss (gain) from divestment and disposal of property	2	24	(10)
Deferred taxes	18	11	17
Other non-cash items	(48)	(82)	(83)
Changes in operating assets and liabilities:
Current assets	(837)	(275)	(173)
Noncurrent assets	(123)	(45)	(170)
Current liabilities	385	286	160
Noncurrent liabilities	11	(103)	(86)
Net Cash Provided by Operating Activities	1,035	1,561	1,288
Cash Flow from Investing Activities
Capital expenditures	(2,519)	(2,976)	(2,781)
Contributions in aid of construction	123	130	48
Proceeds from sale of equity method and other investment	—	—	238
Proceeds from sale of property, plant and equipment	31	24	7
(Payments to) receipts from affiliates	(3)	5	(3)
Cash distribution from equity method investments	18	155	3
Other investments and equity method investments, net	(198)	222	(370)
Net Cash Used in Investing Activities	(2,548)	(2,440)	(2,858)
Cash Flow from Financing Activities
Non-current debt issuances	791	833	1,367
Non-current debt issuance with affiliate	—	—	3,000
Repayments of non-current debt	(365)	(304)	(1,011)
Repayment of non-current debt with affiliate	—	(3,000)	—
Receipts (Repayments) of other short-term debt, net	236	(306)	(253)
Repayments of financing leases	(9)	(6)	(9)
Repurchase of common stock	—	(33)	(2)
Issuance of common stock	(1)	3,998	(1)
Distributions to noncontrolling interests	(10)	(10)	(5)
Contributions from noncontrolling interests	147	330	312
Dividends paid	(681)	(613)	(545)
Net Cash Provided by Financing Activities	108	889	2,853
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(1,405)	10	1,283
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	1,477	1,467	184
Cash, Cash Equivalents and Restricted Cash, End of Year	$72	$1,477	$1,467
Supplemental Cash Flow Information
Cash paid for interest, net of amounts capitalized	$273	$279	$278
Cash paid for income taxes	$15	$2	$8
The accompanying notes are an integral part of our consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity

	Avangrid, Inc. Stockholders
(Millions, except for number of shares)	Number of shares (*)	Common Stock	Additional paid-in capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interests	Total Equity
Balances, December 31, 2019	309,005,272	$3	$13,660	$(12)	$1,634	$(95)	$15,190	$349	$15,539
Adoption of accounting standards	—	—	—	—	(1)	—	(1)	—	(1)
Net income	—	—	—	—	581	—	581	(42)	539
Other comprehensive loss, net of tax of $(2)	—	—	—	—	—	(16)	(16)	—	(16)
Comprehensive income									523
Dividends declared, $1.76/share	—	—	—	—	(545)	—	(545)	—	(545)
Release of common stock held in trust	72,028	—	—	—	—	—	—	—	—
Issuance of common stock	42,777	—	(1)	—	—	—	(1)	—	(1)
Repurchase of common stock	(42,777)	—	—	(2)	—	—	(2)	—	(2)
Stock-based compensation	—	—	6	—	—	—	6	—	6
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(5)	(5)
Contributions from noncontrolling interests	—	—	—	—	(3)	—	(3)	315	312
Balances, December 31, 2020	309,077,300	3	13,665	(14)	1,666	(111)	15,209	617	15,826
Net income	—	—	—	—	707	—	707	(64)	643
Other comprehensive loss, net of tax of $(51)	—	—	—	—	—	(162)	(162)	—	(162)
Comprehensive income									481
Dividends declared, $1.76/share	—	—	—	—	(647)	—	(647)	—	(647)
Release of common stock held in trust	301,239	—	—	—	—	—	—	—	—
Issuance of common stock	77,883,713	—	3,998	—	—	—	3,998	—	3,998
Repurchase of common stock	(694,148)	—	—	(33)	—	—	(33)	—	(33)
Stock-based compensation	—	—	16	—	—	—	16	—	16
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(10)	(10)
Contributions from noncontrolling interests	—	—	—	—	(12)	—	(12)	342	330
Balances, December 31, 2021	386,568,104	3	17,679	(47)	1,714	(273)	19,076	885	19,961
Net income	—	—	—	—	881	—	881	(60)	821
Other comprehensive income, net of tax of $29	—	—	—	—	—	93	93	—	93
Comprehensive income									914
Dividends declared, $1.76/share	—	—	—	—	(681)	—	(681)	—	(681)
Release of common stock held in trust	4,355	—	—	—	—	—	—	—	—
Issuance of common stock	56,127	—	(1)	—	—	—	(1)	—	(1)
Stock-based compensation	—	—	16	—	—	—	16	—	16
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(10)	(10)
Contributions from noncontrolling interests	—	—	—	—	(4)	—	(4)	147	143
Balances, December 31, 2022	386,628,586	$3	$17,694	$(47)	$1,910	$(180)	$19,380	$962	$20,342
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
Proposed Merger with PNMR
On October 20, 2020, AVANGRID, PNM Resources, Inc., a New Mexico corporation (PNMR) and NM Green Holdings, Inc., a New Mexico corporation and wholly-owned subsidiary of AVANGRID (Merger Sub), entered into an Agreement and Plan of Merger (Merger Agreement), pursuant to which Merger Sub was expected to merge with and into PNMR, with PNMR surviving the Merger as a direct wholly-owned subsidiary of AVANGRID (Merger). Pursuant to the Merger Agreement, each issued and outstanding share of the common stock of PNMR (PNMR common stock) (other than (i) the issued shares of PNMR common stock that are owned by AVANGRID, Merger Sub, PNMR or any wholly-owned subsidiary of AVANGRID or PNMR, which will be automatically cancelled at the time the Merger is consummated and (ii) shares of PNMR common stock held by a holder who has not voted in favor of, or consented in writing to, the Merger who is entitled to, and who has demanded, payment for fair value of such shares) will be converted, at the time the Merger is consummated, into the right to receive $50.30 in cash (Merger Consideration).
Consummation of the Merger (Closing) is subject to the satisfaction or waiver of certain customary closing conditions, including, without limitation, the approval of the Merger Agreement by the holders of at least a majority of the outstanding shares of PNMR common stock entitled to vote thereon, the absence of any material adverse effect on PNMR, the receipt of certain required regulatory approvals (including approvals from the Public Utility Commission of Texas (PUCT), the New Mexico Public Regulation Commission (NMPRC), the Federal Energy Regulatory Commission (FERC), the Federal Communications Commission (FCC), the Committee on Foreign Investment in the United States (CFIUS), the Nuclear Regulatory Commission (NRC) and approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR)), the Four Corners Divestiture Agreements (as defined below) being in full force and effect and all applicable regulatory filings associated therewith being made, as well as holders of no more than 15% of the outstanding shares of PNMR common stock validly exercising their dissenters’ rights. On February 12, 2021, the shareholders of PNMR approved the proposed Merger. As of November 1, 2021, the Merger had obtained all regulatory approvals other than from the NMPRC. On November 1, 2021, after public hearing and briefing on the matter, the hearing examiner in the Merger proceeding at the NMPRC issued an unfavorable recommendation related to the amended stipulated agreement entered into by PNMR's subsidiary, Public Service Company of New Mexico (PNM), AVANGRID and a number of interveners in the NMPRC proceeding with respect to consideration of the joint Merger application. On December 8, 2021, the NMPRC issued an order rejecting the amended stipulated agreement. On January 3, 2022, AVANGRID and PNM filed a notice of appeal of the December 8, 2021 decision of the NMPRC with the New Mexico Supreme Court. The Statement of Issues was filed on February 2, 2022 and the Brief in Chief was filed on April 7, 2022. On June 14, 2022, the NMPRC filed its Answer Brief. On June 13, 2022, New Energy Economy, an intervener in the Merger proceeding, filed its Answer Brief. AVANGRID's Reply Brief was filed on August 5, 2022. On February 24, 2022, the FCC granted an extension to its approval to transfer operating licenses in connection with the Merger, which was further extended on August 9, 2022. On May 20, 2022, the NRC issued an order extending the effectiveness of its approval until May 25, 2023. On September 21, 2022, New Energy Economy filed a motion to show cause with the NMPRC alleging that AVANGRID and PNM have engaged in a misleading joint advertising and sponsorship strategy and requesting an investigation. AVANGRID and PNM filed a reply to the motion to show cause on October 11, 2022. On December 14, 2022, the NMPRC issued an order denying the motion.
In addition, on January 3, 2022, AVANGRID, PNMR and Merger Sub entered into an Amendment to the Merger Agreement (the Amendment), pursuant to which AVANGRID, PNMR and Merger Sub each agreed to extend the “End Date” for consummation of the Merger until April 20, 2023. The parties acknowledged in the Amendment that the required regulatory approval from the NMPRC had not been obtained and that the parties reasonably determined that such outstanding approval would not be obtained by April 20, 2022. In light of this outstanding approval, the parties determined to approve the Amendment. As amended, the Merger Agreement may be terminated by each of AVANGRID and PNMR under certain circumstances, including if the Merger is not consummated by April 20, 2023 (subject to a three-month extension by AVANGRID and PNMR by mutual consent if all of the conditions to the closing, other than the conditions related to obtaining regulatory approvals, have been satisfied or waived). During the pendency of the appeal described above, certain required regulatory approvals and consents may expire and AVANGRID and PNMR will reapply and/or apply for extensions of such approvals, as the case may be. For example, AVANGRID and PNMR are preparing new filings under HSR. We cannot predict the outcome of these re-applications or requests for extensions of such approvals.
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
On April 15, 2021, AVANGRID entered into a side letter agreement with Iberdrola, which set forth certain terms and conditions relating to the Iberdrola Funding Commitment Letter (the Side Letter Agreement). The Side Letter Agreement provides that any drawing in the form of indebtedness made by the Corporation pursuant to the Funding Commitment Letter shall bear interest at an interest rate equal to 3-month LIBOR plus 0.75% per annum calculated on the basis of a 360-day year for the actual number of days elapsed and, commencing on the date of the Funding Commitment Letter, AVANGRID shall pay Iberdrola a facility fee equal to 0.12% per annum on the undrawn portion of the funding commitment set forth in the Funding Commitment Letter.
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
(c) Regulatory accounting
We account for our regulated utilities' operations in accordance with the authoritative guidance applicable to entities with regulated operations that meet the following criteria: (i) rates are established or approved by an independent, third-party regulator; (ii) rates are designed to recover the entity’s specific costs of providing the regulated services or products and; (iii) there is a reasonable expectation that rates are set at levels that will recover the entity’s costs and can be collected from customers. Regulatory assets primarily represent incurred costs that have been deferred because of their probable future recovery from customers through regulated rates. Regulatory liabilities represent: (i) the excess recovery of costs or accrued credits that have been deferred because it is probable such amounts will be returned to customers through future regulated rates; or (ii) billings in advance of expenditures for approved regulatory programs.
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
(f) Equity method investments
We account for joint ventures and other equity investments that do not meet consolidation criteria using the equity method. We reflect earnings (losses) recognized under the equity method in the consolidated statements of income as "Earnings (losses) from equity method investments." We recognize dividends received from equity method investments as a reduction in the carrying amount of the investment and not as dividend income. When an equity method investee executes derivative transactions that have cash flow hedge accounting treatment, we recognize our share of the OCI in our consolidated balance sheet. We assess and record an impairment of our equity method investments in earnings for a decline in value that we determine to be other than temporary.
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

We depreciate the cost of plant and equipment in use on a straight-line basis, less any estimated residual value. The main asset categories are depreciated over the following estimated useful lives:

Major class	Asset Category	Estimated Useful Life (years)
Plant	Combined cycle plants	35-75
	Hydroelectric power stations	45-90
	Wind power stations	25-40
	Solar power stations	30
	Transmission and transport facilities	41-80
	Distribution facilities	4-80
Equipment	Conventional meters and measuring devices	7-85
	Computer software	3-37
Other	Buildings	30-82
	Operations offices	3-75
Networks determines depreciation expense using the straight-line method, based on the average service lives of groups of depreciable property, which include estimated cost of removal, in service at each operating company. Networks charges the original cost of utility plant retired or otherwise disposed to accumulated depreciation. Networks' composite rate of depreciation was 2.8% of average depreciable property for both 2022 and 2021.
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
(o) Trade receivables and unbilled revenues, net of allowance for credit losses
We record trade receivables at amounts billed to customers and we record unbilled revenues based on an estimate of energy delivered or services provided to customers. Certain trade receivables and payables related to our wholesale activities associated with generation and delivery of electric energy and associated environmental attributes, origination and marketing, natural gas storage, hub services and energy management, are subject to master netting agreements with counterparties, whereby we have the legal right to offset the balances and they are settled on a net basis. We present receivables and payables subject to such agreements on a net basis on our consolidated balance sheets.
Trade receivables include amounts due under Deferred Payment Arrangements (DPA). A DPA allows the account balance to be paid in installments over an extended period without interest, which generally exceeds one year, by negotiating mutually acceptable payment terms. The utility companies generally must continue to serve a customer who cannot pay an account balance in full if the customer (i) pays a reasonable portion of the balance; (ii) agrees to pay the balance in installments; and (iii) agrees to pay future bills within 30 days until the DPA is paid in full. Failure to make payments on a DPA results in the full amount of a receivable under a DPA being due. These accounts are part of the regular operating cycle and we classify them as short term. Due to COVID-19, the UIL companies’ regulators required them to offer to customers a 24-month repayment plan through June 30, 2022.
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
We record AROs for the decommissioning of the wind and solar farms and thermal facilities. Projected removal costs are based on engineering estimates which are updated on an annual basis based on the relevant inflation and discount rate factors.
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
We account for defined benefit pension or other postretirement plans, recognizing an asset or liability for the overfunded or underfunded plan status. For a pension plan, the asset or liability is the difference between the fair value of the plan’s assets and the projected benefit obligation. For any other postretirement benefit plan, the asset or liability is the difference between the fair value of the plan’s assets and the accumulated postretirement benefit obligation. Our utility operations generally reflect all unrecognized prior service costs and credits and unrecognized actuarial gains and losses as regulatory assets rather than in other comprehensive income, as management believes it is probable that such items will be recoverable through the ratemaking process. If a plan meets settlement or curtailment criteria, we recognize a regulatory asset of liability if these costs are probable of recovery from ratepayers. Certain nonqualified plan expenses are not recoverable through the ratemaking process and we present the unrecognized prior service costs and credits and unrecognized actuarial gains and losses in Accumulated Other Comprehensive Loss. We use a December 31st measurement date for our benefits plans.
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
(x) Income taxes
We use the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities reflect the expected future tax consequences, based on enacted tax laws, of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts. In accordance with U.S. GAAP for regulated industries, certain of our regulated subsidiaries have established regulatory assets and liabilities for the net revenue requirements to be recovered from or refunded to customers for the related future tax expense or benefit associated with certain of these temporary differences. We defer the investment tax credits (ITCs) when earned and amortize them over the estimated lives of the related assets. We also recognize the income tax consequences of intra-entity transfers of assets other than inventory when the transfer occurs.
Deferred tax assets and liabilities are measured at the expected tax rate for the period in which the asset or liability will be realized or settled, based on legislation enacted as of the balance sheet date. Changes in deferred income tax assets and liabilities that are associated with components of OCI are charged or credited directly to OCI. Significant judgment is required in determining income tax provisions and evaluating tax positions. Our tax positions are evaluated under a more-likely-than-not recognition threshold before they are recognized for financial reporting purposes. We record valuation allowances to reduce deferred tax assets when it is more likely than not that we will not realize all or a portion of a tax benefit. We consider the effect of the corporate alternative minimum tax system in determining the need for a valuation allowance for deferred taxes. Deferred tax assets and liabilities are netted and classified as non-current on our consolidated balance sheets.
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
(a) Disclosure of Supplier Finance Program Obligations
In September 2022, the FASB issued new disclosure requirements for supplier finance programs. These requirements include key terms of the program, the amount of obligations that remain unpaid at the end of an accounting period, a description of where those obligations are presented in the balance sheet and a roll forward of those obligations during the annual period. The guidance is effective for disclosures starting in 2023, including interim periods, except for the roll forward information, which is effective for annual periods starting in 2024. Our adoption of the guidance on January 1, 2023 will not materially affect our disclosures.
Use of Estimates and Assumptions
The preparation of our consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are used for, but not limited to: (1) allowance for credit losses and unbilled revenues; (2) asset impairments, including goodwill; (3) investments in equity instruments; (4) depreciable lives of assets; (5) income tax valuation allowances; (6) uncertain tax positions; (7) reserves for professional, workers’ compensation and comprehensive general insurance liability risks; (8) contingency and litigation reserves; (9) fair value measurements; (10) earnings sharing mechanisms; (11) environmental remediation liabilities; (12) AROs; (13) pension and other postretirement employee benefits and (14) noncontrolling interest balances derived from HLBV (hypothetical liquidation at book value) accounting. Future events and their effects cannot be predicted with certainty; accordingly, our accounting estimates require the exercise of judgment. The accounting estimates we use in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes.

We evaluate and update our assumptions and estimates on an ongoing basis and may employ outside specialists to assist in our evaluations, as necessary. Actual results could differ from those estimates.
Union collective bargaining agreements
We have approximately 46.0% of our employees covered by a collective bargaining agreement. There are no union contracts that are scheduled to expire in 2023.
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
Contract Costs, Contract Liabilities and Practical Expedient
We recognize an asset for incremental costs of obtaining a contract with a customer when we expect the benefit of those costs to be longer than one year. We have contract assets for costs from development success fees, which we paid during the solar asset development period in 2018, and will amortize ratably into expense over the 15-year life of the power purchase agreement (PPA), expected to commence in December 2022 upon commercial operation. Contract assets totaled $9 million as of both December 31, 2022 and 2021, and are presented in "Other non-current assets" on our consolidated balance sheets.
We have contract liabilities for revenue from transmission congestion contract (TCC) auctions, for which we receive payment at the beginning of an auction period and amortize ratably each month into revenue over the applicable auction period. The auction periods range from six months to two years. TCC contract liabilities totaled $33 million and $16 million at December 31, 2022 and 2021, respectively, and are presented in "Other current liabilities" on our consolidated balance sheets. We recognized $33 million, $22 million and $21 million as revenue related to contract liabilities for the years ended December 31, 2022, 2021 and 2020, respectively.
We apply a practical expedient to expense as incurred costs to obtain a contract when the amortization period is one year or less. We record costs incurred to obtain a contract within operating expenses, including amortization of capitalized costs.

Revenues disaggregated by major source for our reportable segments for the years ended December 31, 2022, 2021 and 2020 are as follows:

	Year Ended December 31, 2022
	Networks	Renewables	Other (b)	Total
(Millions)
Regulated operations – electricity	$4,610	$—	$—	$4,610
Regulated operations – natural gas	1,931	—	—	1,931
Nonregulated operations – wind	—	947	—	947
Nonregulated operations – solar	—	36	—	36
Nonregulated operations – thermal	—	96	—	96
Other (a)	117	48	—	165
Revenue from contracts with customers	6,658	1,127	—	7,785
Leasing revenue	8	—	—	8
Derivative revenue	—	4	—	4
Alternative revenue programs	68	—	—	68
Other revenue	48	10	—	58
Total operating revenues	$6,782	$1,141	$—	$7,923

	Year Ended December 31, 2021
	Networks	Renewables	Other (b)	Total
(Millions)
Regulated operations – electricity	$4,015	$—	$—	$4,015
Regulated operations – natural gas	1,516	—	—	1,516
Nonregulated operations – wind	—	1028	—	1028
Nonregulated operations – solar	—	20	—	20
Nonregulated operations – thermal	—	63	—	63
Other (a)	67	84	—	151
Revenue from contracts with customers	5,598	1195	—	6,793
Leasing revenue	7	—	—	7
Derivative revenue	—	3	—	3
Alternative revenue programs	115	—	—	115
Other revenue	34	22	—	56
Total operating revenues	$5,754	$1,220	$—	$6,974

	Year Ended December 31, 2020
	Networks	Renewables	Other (b)	Total
(Millions)
Regulated operations – electricity	$3,642	$—	$—	$3,642
Regulated operations – natural gas	1,311	—	—	1,311
Nonregulated operations – wind	—	822	—	822
Nonregulated operations – solar	—	19	—	19
Nonregulated operations – thermal	—	39	—	39
Other (a)	58	101	—	159
Revenue from contracts with customers	5,011	981	—	5,992
Leasing revenue	6	—	—	6
Derivative revenue	—	136	—	136
Alternative revenue programs	157	—	—	157
Other revenue	14	15	—	29
Total operating revenues	$5,188	$1,132	$—	$6,320
(a)Primarily includes certain intra-month trading activities, billing, collection and administrative charges, sundry billings and other miscellaneous revenue.
(b)Does not represent a segment. Includes Corporate and intersegment eliminations.
As of December 31, 2022 and 2021, accounts receivable balances related to contracts with customers were approximately $1,622 million and $1,220 million, respectively, including unbilled revenues of $541 million and $405 million, which are included in “Accounts receivable and unbilled revenues, net” on our consolidated balance sheets.
As of December 31, 2022, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) were as follows:

As of December 31, 2022	2023	2024	2025	2026	2027	Thereafter	Total
(Millions)
Revenue expected to be recognized on multiyear retail energy sales contracts in place	$1	$1	$—	$—	$—	$—	$2
Revenue expected to be recognized on multiyear renewable energy credit sale contracts	46	45	17	5	1	2	116
Revenue expected to be recognized on multiyear capacity and carbon-free energy sale contracts	81	34	12	10	7	60	204
Total operating revenues	$128	$80	$29	$15	$8	$62	$322
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
On August 11, 2022, CMP filed a three-year rate plan, with adjustments to the distribution revenue requirement in each year. In its filing, CMP has set the three rate years as May 10, 2023 to May 9, 2024 (“Rate Year 1”); May 10, 2024 to May 9, 2025 (“Rate Year 2”); and May 10, 2025 to May 9, 2026 (“Rate Year 3”). The requested Rate Year revenue requirement increases for the rate years are $48 million, $28 million and $23 million, respectively. The revenue requirement adjustments are based on a test year ending December 31, 2021. The requested revenue changes for each rate year of the proposal are subject to four adjustment mechanisms: (1) a yearly review of plant additions with potential downward reconciliation in the event of an underspend, (2) a capital adjustment mechanism for certain incremental pole replacements, broadband work, electric vehicle work, energy storage projects, and metering system upgrades, (3) a symmetrical inflation reconciliation adjustment, and (4) reconciliation of the benefits associated with the tax basis repair deduction. Other parties filed direct testimony in this proceeding on December 2, 2022 and CMP filed rebuttal testimony on February 7, 2023. New rates are expected to take effect on or around August 2023. We cannot predict the outcome of this matter.
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
On May 26, 2022, NYSEG and RG&E filed for a new rate plan with the NYPSC. The rate filings are based on test year 2021 financial results adjusted to the rate year May 1, 2023 – April 30, 2024. Since these rate filings were submitted on May 26, 2022, the effective date of new rates, assuming an approximately 11-month approval period, will be May 1, 2023. NYSEG and RG&E filed for a one-year rate plan but expressed interest in exploring a multi-year plan during the pendency of the case (as is the custom in New York). On August 12, 2022, NYSEG and RG&E filed an update to its rate plan filing called for in the litigation schedule. In their filings, the following revenue changes were requested:

Requested Revenue Change
	May 26, 2022	August 12, 2022	Difference
Utility	(Millions)	(Millions)	(Millions)
NYSEG Electric	$274	$274	$—
NYSEG Gas	$43	$30	$(13)
RG&E Electric	$94	$93	$(1)
RG&E Gas	$38	$32	$(6)
On September 16, 2022, the NYPSC suspended new tariffs and rates through April 21, 2023. On October 19, 2022, consistent with the Administrative Law Judge’s’ July 1, 2022 Ruling on Schedule and Party Status, NYSEG and RG&E voluntarily agreed to 60-day extension of maximum suspension period through June 20, 2023, subject to a make-whole provision. On December 21, 2022, NYSEG and RG&E voluntarily agreed to further 60-day extension of maximum suspension period to postpone through August 19, 2023, subject to a make-whole provision. During this time, the parties have conducted multi-party rate case settlement negotiations. We cannot predict the outcome of this proceeding.
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
UI has wholesale power supply agreements in place for its entire standard service load for the first half of 2023, 70% of the second half of 2023, and 20% of the first half of 2024. Supplier of last resort service is procured on a quarterly basis and UI is self-managing the last resort service for the first quarter of 2023 and has a wholesale power supply agreement in place for second quarter of 2023.
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
On September 9, 2022, UI filed a distribution revenue requirement case. UI’s filing proposes a three-year rate plan commencing September 1, 2023 through August 31, 2026. The filing is based on a test year ending December 31, 2021, for the rate years beginning September 1, 2023 (“UI Rate Year 1”), September 1, 2024 (“UI Rate Year 2”), and September 1, 2025 (“UI Rate Year 3”). UI is requesting that PURA approve new distribution rates to recover an increase in revenue requirements of approximately $102 million in UI Rate Year 1, an incremental approximately $17 million in UI Rate Year 2, and an incremental approximately $17 million in UI Rate Year 3, compared to total revenues that would otherwise be recovered under UI’s current rate schedules. UI’s Rate Plan also includes several measures to moderate the impact of the proposed rate update for all customers, including, without limitation a rate levelization proposal to spread the proposed total rate increase over the three rate years, which would result in a change in revenue in UI Rate Year 1 of approximately $54 million. Other parties filed direct testimony on December 13, 2022 and UI filed its rebuttal testimony on January 6, 2023. Litigation of the case is expected to take approximately one year with new rates expected to go into effect on or around September 2023. We cannot predict the outcome of this matter.
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
On June 24, 2022, BGC filed a Settlement Agreement with the Massachusetts Attorney General’s Office (AGO) for DPU approval. The Settlement Agreement followed BGC’s December 14, 2021 filing of a Notice of Intent to File Rate Schedules. Following that filing, BGC and the AGO negotiated the Settlement Agreement in lieu of a fully litigated rate case before the DPU. The Settlement Agreement allows for agreed-upon adjustments to BGC’s revenue requirement as well as various step increases BGC shall be entitled to on January 1, 2023 and January 1, 2024. The Settlement Agreement provides that it shall be void unless approved in its entirety by the DPU by November 1, 2022. It provides for the opportunity to increase BGC’s revenue requirement by as much as $5.6 million over current rates (reflective of a 9.70% ROE and a 54.00% equity ratio as well as other stepped adjustments) through January 1, 2024. The Settlement Agreement was approved in its entirety by the DPU on October 27, 2022, and new rates went into effect January 1, 2023.
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
Tax Cuts and Jobs Act
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the Tax Act) was signed into law. The Tax Act significantly changed the federal taxation of business entities including, among other things, implementing a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017. Reductions in accumulated deferred income tax balances due to the reduction in the corporate income tax rates result in amounts previously and currently collected from utility customers for these deferred taxes to be refundable to such customers, generally through reductions in future rates. The NYPSC, MPUC, PURA, DPU and the FERC held separate proceedings in New York, Maine, Connecticut, Massachusetts and the FERC, respectively, and for the majority of our regulated utilities, authorized the amortization periods for the return of regulatory liabilities and the recovery regulatory assets, including the authorization of sur-credits to return the related benefits to rate payers in certain jurisdictions. With regard to SCG, we expect Tax Act savings to be deferred until they are reflected in tariffs in a future rate case, unless PURA determines otherwise.
Power Tax Audits
Previously, CMP, NYSEG and RG&E implemented Power Tax software to track and measure their respective deferred tax amounts. In connection with this change, we identified historical updates needed with deferred taxes recognized by CMP,

NYSEG and RG&E and increased our deferred tax liabilities, with a corresponding increase to regulatory assets, to reflect the updated amounts calculated by the Power Tax software. Since 2015, the NYPSC and MPUC accepted certain adjustments to deferred taxes and associated regulatory assets for this item in recent distribution rate cases, resulting in regulatory asset balances of approximately $137 million and $142 million, respectively for this item at December 31, 2022 and 2021.
In 2017, audits of the power tax regulatory assets were commenced by the NYPSC and MPUC. On January 11, 2018, the NYPSC issued an order opening an operations audit on NYSEG and RG&E and certain other New York utilities regarding tax accounting. The NYPSC audit report is expected to be completed during 2023. In January 2018, the MPUC published the Power Tax audit report with respect to CMP, which indicated the auditor was unable to verify the asset “acquisition value” used to calculate the Power Tax regulatory asset. The audit report requires that CMP must provide support for the beginning balance of the regulatory assets or it will be unable to recover the value of the assets, which is approximately $11 million, excluding carrying costs. CMP responded to the audit report in its rate case filing by providing additional acquisition value support and, therefore, requested full recovery of the Power Tax regulatory asset. MPUC staff expressed concerns about the value CMP has attributed to this issue. The MPUC had an outside firm conduct an audit of CMP's filing and acquisition values, and the auditor found CMP's information was reasonable. In September 2019, CMP filed a report in response to the audit report and addressed MPUC staff concerns. On December 17, 2019, CMP filed a stipulation with the MPUC providing for recovery of the Power Tax regulatory asset and adjusting the carrying costs values for the period of July 1, 2017 through June 30, 2019. The MPUC approved the stipulation on January 21, 2020, which allowed CMP to start collecting the Power Tax Regulatory asset over the next 32.5 years beginning in July 2020.
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
We had restricted net assets of approximately $6,241 million associated with the minimum equity requirements as of December 31, 2022.
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
On May 6, 2021, in connection with its findings in the Tropical Storm Isaias docket, PURA issued a Notice of Violation to UI for allegedly failing to comply with standards of acceptable performance in emergency preparation or restoration of service in an emergency and with orders of the Authority, and for violations of accident reporting requirements. PURA assessed a civil penalty in the total amount of approximately $2 million. PURA held a hearing on this matter and, in an order dated July 14, 2021, reduced the civil penalty to approximately $1 million. UI filed an appeal of PURA’s decision with the Connecticut Superior Court. This appeal and the appeal of PURA’s decision on the Tropical Storm Isaias docket have been consolidated. Oral arguments were held on October 11, 2022, and on October 17, 2022, the court denied UI’s appeal and affirmed PURA’s decisions in their entirety. UI filed a notice of appeal to Connecticut's Appellate court on November 7, 2022. We cannot predict the outcome of this proceeding.
Note 6. Regulatory Assets and Liabilities
Pursuant to the requirements concerning accounting for regulated operations, our utilities capitalize as regulatory assets incurred and accrued costs that are probable of recovery in future electric and natural gas rates. We base our assessment of whether recovery is probable on the existence of regulatory orders that allow for recovery of certain costs over a specific period, or allow for reconciliation or deferral of certain costs. When costs are not treated in a specific regulatory order, we use regulatory precedent to determine if recovery is probable. Our operating utilities also record, as regulatory liabilities, obligations to refund previously collected revenue or to spend revenue collected from customers on future costs. The primary items that are not included in rate base or accruing carrying costs are regulatory assets for qualified pension and other postretirement benefits, which reflect unrecognized actuarial gains and losses; debt premium; environmental remediation costs, which are primarily the offset of accrued liabilities for future spending; unfunded future income taxes, which are the offset to the unfunded future deferred income tax liability recorded; asset retirement obligations; hedge losses; and contracts for differences. The total net amount of these items is approximately $977 million.
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

Regulatory assets as of December 31, 2022 and 2021 consisted of:

As of December 31,	2022	2021
(Millions)
Pension and other post-retirement benefits	$365	$545
Pension and other post-retirement benefits cost deferrals	93	95
Storm costs	671	448
Rate adjustment mechanism	41	68
Revenue decoupling mechanism	52	68
Transmission revenue reconciliation mechanism	11	15
Contracts for differences	56	73
Hardship programs	33	24
Plant decommissioning	1	2
Deferred purchased gas	56	52
Deferred transmission expense	—	13
Environmental remediation costs	248	256
Debt premium	64	71
Unamortized losses on reacquired debt	19	23
Unfunded future income taxes	492	424
Federal tax depreciation normalization adjustment	137	142
Asset retirement obligation	20	20
Deferred meter replacement costs	55	46
COVID-19 cost recovery and late payment surcharge	17	21
Low income arrears forgiveness	31	—
Excess generation service charge	24	6
System Expansion	21	12
Non-bypassable charge	14	10
Other	247	213
Total regulatory assets	2,768	2,647
Less: current portion	447	400
Total non-current regulatory assets	$2,321	$2,247
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

“Excess generation service charge” represents deferred generation-related costs or revenues for future recovery from or return to customers. The amount fluctuates based upon timing differences between revenues collected from rates and actual costs incurred.
“System expansion” represents expenses not covered by system expansion rates related to expanding the natural gas system and converting customers to natural gas.
“Non-bypassable charges” represent non-bypassable federally mandated congestion costs or revenues for future recovery from or return to customers. The amount fluctuates based upon timing differences between revenues collected from rates and actual costs incurred.
“Other” includes post-term amortization deferrals and various items subject to reconciliation including hedge losses and deferred property tax.

Regulatory liabilities as of December 31, 2022 and 2021 consisted of:

As of December 31,	2022	2021
(Millions)
Energy efficiency portfolio standard	$30	$45
Gas supply charge and deferred natural gas cost	15	7
Pension and other post-retirement benefits cost deferrals	117	73
Carrying costs on deferred income tax bonus depreciation	9	23
Carrying costs on deferred income tax - Mixed Services 263(a)	3	7
2017 Tax Act	1,232	1,327
Rate change levelization	25	99
Revenue decoupling mechanism	13	13
Accrued removal obligations	1,178	1,192
Asset sale gain account	—	2
Economic development	20	26
Positive benefit adjustment	16	22
Theoretical reserve flow thru impact	3	6
Deferred property tax	17	22
Net plant reconciliation	11	16
Debt rate reconciliation	32	49
Rate refund – FERC ROE proceeding	36	35
Transmission congestion contracts	31	23
Merger-related rate credits	10	12
Accumulated deferred investment tax credits	22	24
Asset retirement obligation	18	18
Earning sharing provisions	13	13
Middletown/Norwalk local transmission network service collections	17	17
Low income programs	18	25
Non-firm margin sharing credits	27	15
New York 2018 winter storm settlement	1	5
Hedges gains	—	19
Non by-passable charges	76	11
Transmission revenue reconciliation mechanism	75	9
Other	204	174
Total regulatory liabilities	3,269	3,329
Less: current portion	354	307
Total non-current regulatory liabilities	$2,915	$3,022
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
“2017 Tax Act” represents the impact from remeasurement of deferred income tax balances as a result of the Tax Act enacted by the U.S. federal government on December 22, 2017. Reductions in accumulated deferred income tax balances due to the reduction in the corporate income tax rates from 35% to 21% under the provisions of the Tax Act will result in amounts previously and currently collected from utility customers for these deferred taxes to be refundable to such customers, generally through reductions in future rates. The NYPSC, MPUC, PURA, DPU and the FERC held separate proceedings in New York, Maine, Connecticut, Massachusetts and the FERC, respectively, and for the majority of our regulated utilities, authorized the amortization periods for the return of regulatory liabilities and the recovery regulatory assets, including the authorization of sur-credits to return the related benefits to rate payers in certain jurisdictions.
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
“Merger-related rate credits” resulted from the acquisition of UIL. This is being used to moderate increases in rates. In both of the years ended December 31, 2022 and 2021, $2 million of rate credits were applied against customer bills.
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
“Other” includes cost of removal being amortized through rates and various items subject to reconciliation.
Note 7. Goodwill and Intangible assets
Goodwill by reportable segment as of December 31, 2022 and 2021 consisted of:

As of December 31,	2022	2021
(Millions)
Networks	$2,747	$2,747
Renewables	372	372
Total	$3,119	$3,119
During 2022, there were no changes in gross amounts and accumulated losses of goodwill for the Networks and Renewables reportable segments.
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
For 2022, we utilized a qualitative assessment for the Networks reporting units and a quantitative assessment for the Renewables reporting unit. We had no impairment of goodwill in 2022 and 2021 as a result of our impairment testing.
Intangible assets
Intangible assets include those assets acquired in business acquisitions and intangible assets acquired and developed from external third parties and from affiliated companies. Following is a summary of intangible assets as of December 31, 2022 and 2021:

As of December 31, 2022	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(Millions)
Wind development	$590	$(313)	$277
Other	22	(18)	4
Total Intangible Assets	$612	$(331)	$281

As of December 31, 2021	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(Millions)
Wind development	$592	$(301)	$291
Other	18	(16)	2
Total Intangible Assets	$610	$(317)	$293
Wind development costs, with the exception of future ‘pipeline’ development costs, are amortized on a straight-line basis in accordance with the life of the related assets once placed in service. Amortization expense was $14 million, $13 million and $14 million for the years ended December 31, 2022, 2021 and 2020, respectively. We believe our future cash flows will support the recoverability of our intangible assets.
We expect amortization expense for the five years subsequent to December 31, 2022, to be as follows:

Year ending December 31,	Amount
(Millions)
2023	$14
2024	$14
2025	$14
2026	$13
2027	$13

Note 8. Property, Plant and Equipment
Property, plant and equipment as of December 31, 2022, consisted of:

As of December 31, 2022	Regulated	Nonregulated	Total
(Millions)
Electric generation, distribution, transmission and other	$18,634	$14,096	$32,730
Natural gas transportation, distribution and other	5,392	14	5,406
Other common operating property	—	317	317
Total Property, Plant and Equipment in Service	24,026	14,427	38,453
Total accumulated depreciation	(6,277)	(5,265)	(11,542)
Total Net Property, Plant and Equipment in Service	17,749	9,162	26,911
Construction work in progress	2,225	1,858	4,083
Total Property, Plant and Equipment	$19,974	$11,020	$30,994
Property, plant and equipment as of December 31, 2021, consisted of:

As of December 31, 2021	Regulated	Nonregulated	Total
(Millions)
Electric generation, distribution, transmission and other	$17,392	$13,446	$30,838
Natural gas transportation, distribution and other	5,032	13	5,045
Other common operating property	—	286	286
Total Property, Plant and Equipment in Service	22,424	13,745	36,169
Total accumulated depreciation	(5,806)	(4,783)	(10,589)
Total Net Property, Plant and Equipment in Service	16,618	8,962	25,580
Construction work in progress	2,064	1,222	3,286
Total Property, Plant and Equipment	$18,682	$10,184	$28,866
Capitalized interest costs were $53 million, $33 million and $51 million for the years ended December 31, 2022, 2021 and 2020, respectively. Accrued liabilities for property, plant and equipment additions were $481 million, $297 million and $285 million as of December 31, 2022, 2021 and 2020, respectively.
We impaired or wrote off amounts of $11 million, $20 million and $7 million for the years ended December 31, 2022, 2021 and 2020, respectively, resulting from reassessment of the economic feasibility of our various Renewables development projects under construction.
Depreciation expense for the years ended December 31, 2022, 2021 and 2020, amounted to $1,071 million, $1,001 million and $973 million, respectively.
In November 2021, Maine voters approved, by virtue of a referendum, L.D. 1295 (I.B. 1) (130th Legis. 2021), “An Act To Require Legislative Approval of Certain Transmission Lines, Require Legislative Approval of Certain Transmission Lines and Facilities and Other Projects on Public Reserved Lands and Prohibit the Construction of Certain Transmission Lines in the Upper Kennebec Region” (the “Initiative”), which per its terms effectively prohibits the construction of the NECEC project. Subsequently, in November 2021, Networks and NECEC Transmission LLC filed a lawsuit challenging the constitutionality of the Initiative. At December 31, 2021, an indicator of impairment was identified and we performed a test of recoverability using estimated undiscounted expected project cash flows and compared to our estimated project costs and determined no impairment loss was required. In August 2022, the Maine Law Court ruled that the Initiative provisions requiring legislative approval for the construction of any high impact transmission line anywhere in Maine and prohibiting high impact transmission lines in the Upper Kennebec Region would infringe on NECEC’s constitutionally protected vested rights if NECEC Transmission LLC can demonstrate it engaged in substantial construction of the project in good-faith reliance. The case was remanded to the Maine Business & Consumer Court for further proceedings, which are ongoing. The outcome of this ongoing legal proceedings could have an adverse effect on the success of the NECEC project indicating that the carrying amount may not be recoverable. On November 29, 2022, the Maine Law Court vacated the trial court’s prior decision to reverse the Bureau of Public Land’s (BPL) decision to grant the lease over a small area of Maine public lands to house a 0.9-mile section of the NECEC. The Maine Law Court confirmed that BPL acted within its constitutional and statutory authority when granting the lease and the lease was not voided by the Initiative. As a result of these positive developments in 2022, there was no indicator of impairment identified. As of December 31, 2022 and 2021, we have capitalized approximately $585 million and $546 million, respectively, for the NECEC project.

Note 9. Asset retirement obligations
AROs are intended to meet the costs for dismantling and restoration work that we have committed to carry out at our operational facilities.
The reconciliation of ARO carrying amounts for the years ended December 31, 2022 and 2021 consisted of:

(Millions)
As of December 31, 2020	$210
Liabilities settled during the year	(2)
Liabilities incurred during the year	7
Accretion expense	12
Revisions in estimated cash flows (a)	26
As of December 31, 2021	$253
Liabilities settled during the year	(1)
Liabilities incurred during the year	13
Accretion expense	14
Revisions in estimated cash flows (a)	(6)
As of December 31, 2022	$273
(a)Represents an increase (decrease) in our estimate of expected cash flows required for retirement activities related to our renewable energy facilities.
Several of the wind generation facilities have restricted cash for purposes of settling AROs. As of both December 31, 2022 and 2021, restricted cash related to AROs was $3 million. These amounts have been included in “Other Assets” on our consolidated balance sheets. Accretion expenses are included in “Operations and maintenance” in our consolidated statements of income.
We have AROs for which a liability has not been recognized because the fair value cannot be reasonably estimated due to indeterminate settlement dates, including for the removal of hydroelectric dams due to structural inadequacy or for decommissioning; the removal of property upon termination of an easement, right-of-way or franchise; and costs for abandonment of certain types of gas mains.
Note 10. Debt
Long-term debt as of December 31, 2022 and 2021 consisted of:

As of December 31,		2022		2021
	Maturity Dates	Balances	Interest Rates	Balances	Interest Rates
(Millions)
First mortgage bonds - fixed (a)	2025-2052	$2,882	1.85%-8.00%	$2,759	1.85%-8.00%
Unsecured pollution control notes - fixed	2023-2029	545	1.40%-4.00%	478	1.40%-4.00%
Other various non-current debt - fixed	2023-2052	5,276	1.95%-6.66%	5,110	1.95%-6.66%
Unamortized debt issuance costs and discount		(76)		(53)
Total Debt		8,627		8,294
Less: debt due within one year, included in current liabilities		412		372
Total Non-current Debt		$8,215		$7,922
(a)The first mortgage bonds have pledged collateral of substantially all the respective utility’s in service properties of approximately $8,331 million.

2022 Long-Term Debt Issuances

Company	Issue Date	Type	Amount (Millions)	Interest rate	Maturity
UI	1/31/2022	Unsecured Notes	$150	2.25%	2032
NYSEG	4/6/2022	Tax Exempt Bond	$67	4.00%	2028
NYSEG	12/15/2022	Unsecured Notes	$150	4.62%	2032
NYSEG	12/15/2022	Unsecured Notes	$125	4.96%	2052
RG&E	12/15/2022	First Mortgage Bonds	$125	4.86%	2052
CMP	12/15/2022	Green First Mortgage Bonds	$75	4.37%	2032
CMP	12/15/2022	Green First Mortgage Bonds	$50	4.76%	2052
UI	12/15/2022	Unsecured Notes	$50	4.62%	2032
Long-term debt maturities, including sinking fund obligations, due over the next five years consist of:

2023	2024	2025	2026	2027	Total
(Millions)
$412	$612	$1,107	$660	$484	$3,275
We make certain standard covenants to lenders in our third-party debt agreements, including, in certain agreements, covenants regarding the ratio of indebtedness to total capitalization. A breach of any covenant in the existing credit facilities or the agreements governing our other indebtedness would result in an event of default. Certain events of default may trigger automatic acceleration. Other events of default may be remedied by the borrower within a specified period or waived by the lenders and, if not remedied or waived, give the lenders the right to accelerate. Neither we nor any of our subsidiaries were in breach of covenants or of any obligation that could trigger the early redemption of our debt as of both December 31, 2022 and 2021 and throughout 2022 and 2021.
Fair Value of Debt
As of December 31, 2022 and 2021, the estimated fair value of long-term debt, was $7,991 million and $9,155 million, respectively. The estimated fair value was determined, in most cases, by discounting the future cash flows at market interest rates. The interest rate curve used to make these calculations takes into account the risks associated with the electricity industry and the credit ratings of the borrowers in each case. The fair value of debt is considered Level 2 within the fair value hierarchy.
Iberdrola Loan
On December 14, 2020, AVANGRID and Iberdrola entered into an intra-group loan agreement which provided AVANGRID with an unsecured subordinated loan in an aggregate principal amount of $3,000 million (the Iberdrola Loan). The Iberdrola Loan was repaid with the proceeds of the common share issuance described in Note 1.
Short-term Debt
AVANGRID had $566 million and $159 million of notes payable as of December 31, 2022 and 2021, respectively.
AVANGRID has a commercial paper program with a limit of $2 billion which is backstopped by the AVANGRID credit facilities described below. As of December 31, 2022 and 2021, the amount of notes payable under the commercial paper program was $397 million and $0, respectively, presented net of discounts on the balance sheet. As of December 31, 2022, the weighted-average interest rate on outstanding commercial paper was 4.66%.
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
Under the terms of the AVANGRID Credit Facility, each joint borrower has a maximum borrowing entitlement, or sublimit, which can be periodically adjusted to address specific short-term capital funding needs, subject to the maximum limit contained in the agreement. On November 23, 2021, the executed AVANGRID Credit Facility increased AVANGRID's maximum sublimit from $1,500 million to $2,500 million. The AVANGRID Credit Facility contains pricing that is sensitive to AVANGRID’s consolidated greenhouse gas emissions intensity. The Credit Facility also contains negative covenants, including one that sets the ratio of maximum allowed consolidated debt to consolidated total capitalization at 0.65 to 1.00, for each borrower. Under the AVANGRID Credit Facility, each of the borrowers will pay an annual facility fee that is dependent on their credit rating. The initial facility fees will range from 10 to 22.5 basis points. The maturity date for the AVANGRID Credit Facility is November 22, 2026. As of both December 31, 2022 and 2021, we had no borrowings outstanding under this credit facility.
Since the AVANGRID Credit Facility is also a backstop to the AVANGRID commercial paper program, the total amount available under the facility as of December 31, 2022 was $3,178 million.
Iberdrola Group Credit Facility
AVANGRID has a credit facility with Iberdrola Financiacion, S.A.U., a company of the Iberdrola Group. The facility has a limit of $500 million and matures on June 18, 2023. AVANGRID pays a facility fee of 10.5 basis points annually on the facility. As of both December 31, 2022 and 2021, there was no outstanding amount under this credit facility.
Supplier Financing Arrangements
We operate a supplier financing arrangement. During 2021, we arranged for the extension of payment terms with some suppliers, which could elect to be paid by a financial institution earlier than maturity under supplier financing arrangements. Due to the interest cost associated with these arrangements, the balances are classified as "Notes payable" on our consolidated balance sheets. The balance relates to capital expenditures and, therefore, is treated as non-cash activity. As of December 31, 2022 and 2021, the amount of notes payable under supplier financing arrangements was $171 million and $161 million, respectively. As of December 31, 2022 and 2021, the weighted average interest rate on the balance was 5.48% and 0.82%, respectively.
Note 11. Fair Value of Financial Instruments and Fair Value Measurements
We determine the fair value of our derivative assets and liabilities and non-current equity investments associated with Networks’ activities utilizing market approach valuation techniques:
•Our equity and other investments consist of Rabbi Trusts. Our Rabbi Trusts, which cover certain deferred compensation plans and non-qualified pension plan obligations, consists of equity and other investments. The Rabbi Trusts primarily invest in equity securities, fixed income and money market funds. Certain Rabbi Trusts also invest in trust or company owned life insurance policies. We measure the fair value of our Rabbi Trust portfolio using observable, unadjusted quoted market prices in active markets for identical assets and include the measurements in Level 1. We measure the fair value of the supplemental retirement benefit life insurance trust based on quoted prices in the active markets for the various funds within which the assets are held and include the measurement in Level 2.
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
•NYSEG, RG&E and CMP may enter into fuel derivative contracts to hedge their unleaded and diesel fuel requirements for their fleet vehicles. Exchange-based forward market prices are used, but because an unobservable basis adjustment is added to the forward prices, we include the fair value measurement for these contracts in Level 3.
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
We determine the fair value of our interest rate derivative instruments based on a model whose inputs are observable, such as the London Interbank Offered Rate (LIBOR) the Secured Overnight Financing Rate (SOFR), forward interest rate curves or other relevant benchmark. We include the fair value measurement for these contracts in Level 2 (See Note 12 for further discussion of interest rate contracts).
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
Restricted cash was $3 million as of both December 31, 2022 and 2021, respectively and is included in “Other Assets” on our consolidated balance sheets.

The financial instruments measured at fair value as of December 31, 2022 and 2021 consisted of:

As of December 31, 2022	Level 1	Level 2	Level 3	Netting	Total
(Millions)
Equity and other investments with readily determinable fair values	$35	$13	$—	$—	$48
Derivative assets
Derivative financial instruments - power	$37	$55	$165	$(177)	$80
Derivative financial instruments - gas	1	47	—	(45)	3
Contracts for differences	—	—	1	—	1
Derivative financial instruments – Other	—	116	—	—	116
Total	$38	$218	$166	$(222)	$200
Derivative liabilities
Derivative financial instruments - power	$(46)	$(350)	$(93)	$364	$(125)
Derivative financial instruments - gas	(4)	(26)	—	30	—
Contracts for differences	—	—	(57)	—	(57)
Derivative financial instruments – Other	—	(115)	—	—	(115)
Total	$(50)	$(491)	$(150)	$394	$(297)

As of December 31, 2021	Level 1	Level 2	Level 3	Netting	Total
(Millions)
Equity and other investments with readily determinable fair values	$45	$15	$—	$—	$60
Derivative assets
Derivative financial instruments - power	$31	$39	$85	$(78)	$77
Derivative financial instruments - gas	4	34	9	(32)	15
Contracts for differences	—	—	2	—	2
Total	$35	$73	$96	$(110)	$94
Derivative liabilities
Derivative financial instruments - power	$(16)	$(137)	$(90)	$176	$(67)
Derivative financial instruments - gas	(1)	(22)	—	18	(5)
Contracts for differences	—	—	(75)	—	(75)
Derivative financial instruments – Other	—	(77)	—	—	(77)
Total	$(17)	$(236)	$(165)	$194	$(224)

The reconciliation of changes in the fair value of financial instruments based on Level 3 inputs for the years ended December 31, 2022, 2021 and 2020 consisted of:

(Millions)	2022	2021	2020
Fair value as of January 1,	$(69)	$13	$25
Gains for the year recognized in operating revenues	108	21	8
Losses for the year recognized in operating revenues	(30)	(34)	(2)
Total gains or losses for the period recognized in operating revenues	78	(13)	6
Gains recognized in OCI	2	2	1
Losses recognized in OCI	(57)	(52)	(3)
Total gains or losses recognized in OCI	(55)	(50)	(2)
Net change recognized in regulatory assets and liabilities	17	13	6
Purchases	10	(17)	(2)
Settlements	8	(13)	(15)
Transfers out of Level 3 (a)	27	(2)	(5)
Fair value as of December 31,	$16	$(69)	$13
Gains for the year included in operating revenues attributable to the change in unrealized gains relating to financial instruments still held at the reporting date	$78	$(13)	$6
(a)Transfers out of Level 3 were the result of increased observability of market data.
Level 3 Fair Value Measurement
The table below illustrates the significant sources of unobservable inputs used in the fair value measurement of our Level 3 derivatives and the variability in prices for those transactions classified as Level 3 derivatives as of December 31, 2022.

Index	Avg.	Max.	Min.
NYMEX ($/MMBtu)	$4.18	$9.86	$2.27
AECO ($/MMBtu)	$3.05	$10.80	$1.53
Ameren ($/MWh)	$46.29	$225.62	$18.01
COB ($/MWh)	$58.96	$400.10	$9.15
ComEd ($/MWh)	$42.57	$222.49	$14.98
ERCOT N hub ($/MWh)	$46.94	$324.49	$13.66
ERCOT S hub ($/MWh)	$45.44	$320.63	$13.88
Indiana hub ($/MWh)	$49.02	$230.14	$20.74
Mid C ($/MWh)	$55.72	$400.10	$5.15
Minn hub ($/MWh)	$39.75	$183.54	$15.23
NoIL hub ($/MWh)	$42.22	$222.18	$14.64
PJM W hub ($/MWh)	$48.80	$227.60	$17.78
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

Range at
Unobservable Input	December 31, 2022
Risk of non-performance	0.84% - 0.89%
Discount rate	3.99% - 4.22%
Forward pricing ($ per KW-month)	$2.00 - $3.80
Note 12. Derivative Instruments and Hedging
Our operating and financing activities are exposed to certain risks, which are managed by using derivative instruments. All derivative instruments are recognized as either assets or liabilities at fair value on our consolidated balance sheets in accordance with the accounting requirements concerning derivative instruments and hedging activities.

(a) Networks activities
The tables below present Networks' derivative positions as of December 31, 2022 and 2021, respectively, including those subject to master netting agreements and the location of the net derivative positions on our consolidated balance sheets:

As of December 31, 2022	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$30	$8	$30	$7
Derivative liabilities	(30)	(7)	(58)	(50)
	—	1	(28)	(43)
Designated as hedging instruments
Derivative assets	—	—	—	—
Derivative liabilities	—	—	—	—
	—	—	—	—
Total derivatives before offset of cash collateral	—	1	(28)	(43)
Cash collateral receivable	—	—	11	2
Total derivatives as presented in the balance sheet	$—	$1	$(17)	$(41)

As of December 31, 2021	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$29	$7	$12	$4
Derivative liabilities	(12)	(4)	(27)	(64)
	17	3	(15)	(60)
Designated as hedging instruments
Derivative assets	—	—	—	—
Derivative liabilities	—	—	(1)	—
	—	—	(1)	—
Total derivatives before offset of cash collateral	17	3	(16)	(60)
Cash collateral receivable	—	—	—	—
Total derivatives as presented in the balance sheet	$17	$3	$(16)	$(60)
The net notional volumes of the outstanding derivative instruments associated with Networks' activities as of December 31, 2022 and 2021, respectively, consisted of:

As of December 31,	2022	2021
(Millions)
Wholesale electricity purchase contracts (MWh)	5.7	5.7
Natural gas purchase contracts (Dth)	9.6	9.4
Fleet fuel purchase contracts (Gallons)	—	2.0
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
The amounts for electricity hedge contracts and natural gas hedge contracts recognized in regulatory liabilities and assets as of December 31, 2022 and 2021 and amounts reclassified from regulatory assets and liabilities into income for the years ended December 31, 2022, 2021 and 2020 are as follows:

(Millions)	Loss or Gain Recognized in Regulatory Assets/Liabilities		Location of Loss (Gain) Reclassified from Regulatory Assets/Liabilities into Income	Loss (Gain) Reclassified from Regulatory Assets/Liabilities into Income
As of				For the Year Ended December 31,
December 31, 2022	Electricity	Natural Gas	2022	Electricity	Natural Gas
Regulatory assets	$9	$4	Purchased power, natural gas and fuel used	$(127)	$(16)
Regulatory liabilities	$—	$—
December 31, 2021			2021
Regulatory assets	$—	$—	Purchased power, natural gas and fuel used	$(23)	$(11)
Regulatory liabilities	$(16)	$(3)
			2020
			Purchased power, natural gas and fuel used	$55	$4
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
PURA has determined that costs associated with these CfDs will be fully recoverable by UI and CL&P through electric rates, and UI has deferred recognition of costs (a regulatory asset) or obligations (a regulatory liability), including carrying costs. For those CfDs signed by CL&P, UI records its approximate 20% portion pursuant to the cost-sharing agreement noted above. As of December 31, 2022, UI has recorded a gross derivative asset of $1 million ($0 of which is related to UI’s portion of the CfD signed by CL&P), a regulatory asset of $56 million, a gross derivative liability of $57 million ($55 million of which is related to UI’s portion of the CfD signed by CL&P) and a regulatory liability of $0. As of December 31, 2021, UI has recorded a gross derivative asset of $2 million ($0 of which is related to UI’s portion of the CfD signed by CL&P), a regulatory asset of $73 million, a gross derivative liability of $75 million ($72 million of which is related to UI’s portion of the CfD signed by CL&P) and a regulatory liability of $0.
The unrealized gains and losses from fair value adjustments to these derivatives, which are recorded in regulatory assets, for the years ended December 31, 2022, 2021 and 2020, respectively, were as follows:

	Years Ended December 31,
	2022	2021	2020
(Millions)
Derivative Assets	$(1)	$—	$—
Derivative Liabilities	$18	$13	$6
Certain foreign currency exchange contracts are not designated as hedging instruments. For the years ended December 31, 2020, we recorded a gain of $4 million, related to our foreign currency contracts not designated as hedging instruments, included in "Other income" in our consolidated statements of income.

Derivatives designated as hedging instruments
The effect of derivatives in cash flow hedging relationships on OCI and income for the years ended December 31, 2022, 2021 and 2020, respectively, consisted of:

Year Ended December 31,	(Loss) Gain Recognized in OCI on Derivatives (a)	Location of Loss Reclassified from Accumulated OCI into Income	Loss (Gain) Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2022
Interest rate contracts	$—	Interest expense	$4	$303
Commodity contracts	2	Purchased power, natural gas and fuel used	(3)	2,456
Total	$2		$1
2021
Interest rate contracts	$—	Interest expense	$4	$298
Commodity contracts	2	Purchased power, natural gas and fuel used	(1)	1,719
Foreign currency exchange contracts	(5)		—
Total	$(3)		$3
2020
Interest rate contracts	$—	Interest expense	$4	$316
Commodity contracts	(1)	Purchased power, natural gas and fuel used	1	1,379
Foreign currency exchange contracts	1		—
Total	$—		$5
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
The net loss in accumulated OCI related to previously settled forward starting swaps and accumulated amortization is $43 million and $47 million as of December 31, 2022 and 2021, respectively. We recorded $4 million in net derivative losses related to discontinued cash flow hedges during each of the years ended December 31, 2022, 2021 and 2020, respectively. We will amortize approximately $4 million of discontinued cash flow hedges in 2023.
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

The net notional volumes of outstanding derivative instruments associated with Renewables' activities as of December 31, 2022 and 2021, respectively, consisted of:

As of December 31,	2022	2021
(MWh/Dth in Millions)
Wholesale electricity purchase contracts	2	4
Wholesale electricity sales contracts	7	10
Natural gas and other fuel purchase contracts	15	20
Financial power contracts	6	9
Basis swaps - purchases	22	30
The fair values of derivative contracts associated with Renewables' activities as of December 31, 2022 and 2021, respectively, consisted of:

As of December 31,	2022	2021
(Millions)
Wholesale electricity purchase contracts	$149	$36
Wholesale electricity sales contracts	(200)	(77)
Natural gas and other fuel purchase contracts	2	6
Financial power contracts	8	35
Total	$(41)	$—
On May 27, 2021, Renewables entered into a forward interest rate swap, with a total notional amount of $935 million, to hedge the issuance of forecasted variable rate debt. The forward interest rate swap is designated and qualifies as a cash flow hedge. As part of the financial close of Vineyard Wind 1 described in Note 22, this hedge was novated to the lending institutions and the notional value changed to $956 million. As of December 31, 2022 and 2021, the fair value of the interest rate swap was $116 million and $(58) million, respectively, as a non-current asset and non-current liability. The gain or loss on the interest rate swap is reported as a component of accumulated OCI and will be reclassified into earnings in the period or periods during which the related interest expense on the debt is incurred.

The tables below present Renewables' derivative positions as of December 31, 2022 and 2021, respectively, including those subject to master netting agreements and the location of the net derivative position on our consolidated balance sheets:

As of December 31, 2022	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$121	$63	$79	$4
Derivative liabilities	(61)	(40)	(103)	(7)
	60	23	(24)	(3)
Designated as hedging instruments
Derivative assets	—	116	—	1
Derivative liabilities	—	—	(168)	(89)
	—	116	(168)	(88)
Total derivatives before offset of cash collateral	60	139	(192)	(91)
Cash collateral payable	—	—	105	54
Total derivatives as presented in the balance sheet	$60	$139	$(87)	$(37)

As of December 31, 2021	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$29	$70	$52	$9
Derivative liabilities	(11)	(14)	(65)	(11)
	18	56	(13)	(2)
Designated as hedging instruments
Derivative assets	—	—	5	6
Derivative liabilities	—	—	(67)	(142)
	—	—	(62)	(136)
Total derivatives before offset of cash collateral	18	56	(75)	(138)
Cash collateral (payable) receivable	—	—	27	57
Total derivatives as presented in the balance sheet	$18	$56	$(48)	$(81)

Derivatives not designated as hedging instruments
The effects of trading and non-trading derivatives associated with Renewables' activities for the years ended December 31, 2022, 2021 and 2020 consisted of:

	Year Ended December 31, 2022
	Trading	Non-trading	Total amount per income statement
(Millions)
Operating Revenues
Wholesale electricity purchase contracts	$9	$6
Wholesale electricity sales contracts	1	(63)
Financial power contracts	1	(52)
Financial and natural gas contracts	1	(6)
Total loss included in operating revenues	$12	$(115)	$7,923

Purchased power, natural gas and fuel used
Wholesale electricity purchase contracts	$—	$98
Financial and natural gas contracts	—	5
Total gain included in purchased power, natural gas and fuel used	$—	$103	$2,456

Total Gain (Loss)	$12	$(12)

	Year Ended December 31, 2021
	Trading	Non-trading	Total amount per income statement
(Millions)
Operating Revenues
Wholesale electricity purchase contracts	$1	$(1)
Wholesale electricity sales contracts	(2)	(33)
Financial power contracts	4	(42)
Financial and natural gas contracts	(1)	(25)
Total (loss) gain included in operating revenues	$2	$(101)	$6,974

Purchased power, natural gas and fuel used
Wholesale electricity purchase contracts	$—	$32
Financial and natural gas contracts	—	12
Total gain included in purchased power, natural gas and fuel used	$—	$44	$1,719

Total Loss	$2	$(57)

	Year Ended December 31, 2020
	Trading	Non-trading	Total amount per income statement
(Millions)
Operating Revenues
Wholesale electricity purchase contracts	$(1)	$—
Wholesale electricity sales contracts	(1)	6
Financial power contracts	2	—
Financial and natural gas contracts	—	(13)
Total (loss) gain included in operating revenues	$—	$(7)	$6,320

Purchased power, natural gas and fuel used
Wholesale electricity purchase contracts	$—	$(4)
Financial and natural gas contracts	—	6
Total gain included in purchased power, natural gas and fuel used	$—	$2	$1,379

Total (Loss) Gain	$—	$(5)
Derivatives designated as hedging instruments
The effect of derivatives in cash flow hedging relationships on accumulated OCI and income for the years ended December 31, 2022, 2021 and 2020 consisted of:

Years Ended December 31,	Gain (Loss) Recognized in OCI on Derivatives (a)	Location of Loss (Gain) Reclassified from Accumulated OCI into Income	Loss (Gain) Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2022
Interest rate contracts	$116	Interest Expense	$—	$303
Commodity contracts	$(178)	Operating revenues	$59	$7,923
Total	$(62)		$59
2021
Interest rate contracts	$(58)	Interest Expense	$—	$298
Commodity contracts	$(142)	Operating revenues	$(3)	$6,974
	$(200)		$(3)
2020
Commodity contracts	$1	Operating revenues	$6	$6,320
(a)Changes in OCI are reported on a pre-tax basis.
Amounts are reclassified from accumulated OCI into income in the period during which the transaction being hedged affects earnings or when it becomes probable that a forecasted transaction being hedged would not occur. Notwithstanding future changes in prices, approximately $169 million of loss included in accumulated OCI at December 31, 2022 is expected to be reclassified into earnings within the next twelve months. We recorded immaterial amounts of net derivative losses related to discontinued cash flow hedges for the years ended December 31, 2022, 2021 and 2020.
(c) Corporate activities
AVANGRID uses financial derivative instruments from time to time to alter its fixed and floating rate debt balances or to hedge fixed rates in anticipation of future fixed rate issuances.
The net loss in accumulated OCI related to previously settled interest rate contracts is $38 million and $48 million as of December 31, 2022 and 2021, respectively. We amortized into income $9 million, $9 million and $8 million of the loss related to the settled interest rate contracts for the years ended December 31, 2022, 2021 and 2020, respectively. We will amortize approximately $9 million of the net loss on the interest rate contracts during 2023.

The effect of derivatives in cash flow hedging relationships on accumulated OCI for the years ended December 31, 2022, 2021 and 2020 consisted of:

Years Ended December 31,	(Loss) Recognized in OCI on Derivatives (a)	Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2022
Interest rate contracts	$—	Interest expense	$9	$303
2021
Interest rate contracts	$—	Interest expense	$9	$298
2020
Interest rate contracts	$(27)	Interest expense	$8	$316
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
The effects on our consolidated financial statements as of and for the years ended December 31, 2022 and 2021 are as follows:

	Fair value of hedge	Location of (Gain) Recognized in Income Statement	Loss Recognized in Income Statement	Year to date total per Income Statement
(Millions)	As of December 31, 2022		Year Ended December 31, 2022
Current liabilities	$(29)	Interest Expense	$6	$303
Non-current liabilities	$(86)

	Cumulative effect on hedged debt
Current debt	$29
Non-current debt	$86

	Fair value of hedge	Location of (Gain) Recognized in Income Statement	(Gain) Recognized in Income Statement	Year to date total per Income Statement
(Millions)	As of December 31, 2021		Year Ended December 31, 2021
Current assets	$—	Interest Expense	$(3)	$298
Non-current liabilities	$(19)

	Cumulative effect on hedged debt
Current debt	$—
Non-current debt	$19
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

If such an event had occurred as of December 31, 2022, UI would have had to post an aggregate of approximately $37 million in collateral.
We have various master netting arrangements in the form of multiple contracts with various single counterparties that are subject to contractual agreements that provide for the net settlement of all contracts through a single payment. Those arrangements reduce our exposure to a counterparty in the event of a default on or termination of any single contract. For financial statement presentation purposes, we offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim or the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. The amount of cash collateral under master netting arrangements that has not been offset against net derivative positions was $97 million and $67 million as of December 31, 2022 and 2021, respectively. Derivative instruments settlements and collateral payments are included throughout the "Changes in operating assets and liabilities" section of operating activities in the consolidated statements of cash flows.
Certain of our derivative instruments contain provisions that require us to maintain an investment grade credit rating on our debt from each of the major credit rating agencies. If our debt were to fall below investment grade, we would be in violation of those provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit risk related contingent features that are in a liability position as of December 31, 2022 is $13 million, for which we have posted collateral.
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
The components of lease cost for the years ended December 31, 2022, 2021 and 2020 were as follows:

For the Year Ended December 31,	2022	2021	2020
(Millions)
Lease cost
Finance lease cost
Amortization of right-of-use assets	$12	$8	$17
Interest on lease liabilities	3	3	4
Total finance lease cost	15	11	21
Operating lease cost	20	14	16
Short-term lease cost	6	4	3
Variable lease cost	3	4	—
Total lease cost	$44	$33	$40

Balance sheet and other information as of December 31, 2022 and 2021 was as follows:

As of December 31,	2022	2021
(Millions, except lease term and discount rate)
Operating Leases
Operating lease right-of-use assets	$159	$148

Operating lease liabilities, current	13	12
Operating lease liabilities, long-term	161	149
Total operating lease liabilities	$174	$161

Finance Leases
Other assets	$143	$156

Other current liabilities	7	4
Other non-current liabilities	80	91
Total finance lease liabilities	$87	$95

Weighted-average Remaining Lease Term (years)
Finance leases	6.4	7.3
Operating leases	16.9	20.5
Weighted-average Discount Rate
Finance leases	3.46%	3.49%
Operating leases	3.69%	3.06%
For the years ended December 31, 2022, 2021 and 2020 supplemental cash flow information related to leases was as follows:

For the Year Ended December 31,	2022	2021	2020
(Millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14	$16	$13
Operating cash flows from finance leases	$1	$3	$3
Financing cash flows from finance leases	$9	$6	$9

Right-of-use assets obtained in exchange for lease obligations:
Finance leases	$(1)	$—	$46
Operating leases	$25	$10	$94

As of December 31, 2022, maturities of lease liabilities were as follows:

	Finance Leases	Operating Leases
(Millions)
Year ending December 31,
2023	$9	$16
2024	30	14
2025	8	14
2026	9	14
2027	10	16
Thereafter	33	183
Total lease payments	99	257
Less: imputed interest	(12)	(83)
Total	$87	174
Renewables has a sale-leaseback arrangement (as a seller-lessee) on a solar generation facility. The finance lease liability outstanding (including the current portion thereof) was $41 million and $45 million at December 31, 2022 and December 31, 2021, respectively. In 2013, Renewables sold the generation facility to a consortium of buyers (referred to as “Trusts”) and simultaneously entered into an agreement with the Trusts for the right to use the facility for up to 15 years with an early buyout option in year 10. During 2022, Renewables elected not to exercise the early buyout option and prospectively adjusted the accounting for the lease, which contains a buyout option at fair value at the end of the lease term. The gain on the sale of the generation facility was deferred and is being amortized to depreciation expense over the 25-year life of the facility.
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
Transmission - ROE Complaint – CMP and UI
On September 30, 2011, the Massachusetts Attorney General, DPU, PURA, New Hampshire Public Utilities Commission, Rhode Island Division of Public Utilities and Carriers, Vermont Department of Public Service, numerous New England consumer advocate agencies and transmission tariff customers collectively filed a joint complaint with the FERC, pursuant to sections 206 and 306 of the Federal Power Act: against several NETOs claiming that the approved base ROE of 11.14% used by NETOs in calculating formula rates for transmission service under the ISO-New England Open Access Transmission Tariff (OATT) was not just and reasonable and seeking a reduction of the base ROE with refunds to customers for the 15-month refund periods beginning October 1, 2011 (Complaint I), December 27, 2012 (Complaint II), July 31, 2014 (Complaint III) and April 29, 2016 (Complaint IV).
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
CMP and UI reserved for refunds for Complaints I, II and III consistent with the FERC’s March 3, 2015 decision in Complaint I. Refunds were provided to customers for Complaint I. The CMP and UI total reserve associated with Complaints II and III is $28 million and $8 million, respectively, as of December 31, 2022, which has not changed since December 31, 2021, except for the accrual of carrying costs. If adopted as final by the FERC, the impact of the initial decision by the FERC administrative law judge would be an additional aggregate reserve for Complaints II and III of $17 million, which is based upon currently available information for these proceedings.

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
On November 21, 2019, the FERC issued rulings on two complaints challenging the base return on equity for Midcontinent Independent System Operator, or MISO transmission owners. These rulings established a new zone of reasonableness based on equal weighting of the DCF and CAPM for establishing the base return on equity. This resulted in a base return on equity of 9.88% as the midpoint of the zone of reasonableness. Various parties have requested rehearing on this decision, which was granted. On May 21, 2020, FERC issued a ruling, which, among other things, adjusted the methodology to determine the MISO transmission owners’ ROE, resulting in an increase in ROE from 9.88% to 10.02% by utilizing the risk premium model, or RPM, in addition to the DCF model and CAPM under both prongs of Section 206 of the FPA, and calculated the zone of reasonableness into equal thirds rather than employing the quartile approach. Parties to these orders affecting the MISO transmission owners base ROE petitioned for their review at the D.C. Circuit Court of Appeals in January 2021. The NETO’s submitted an amici curia brief in support of the MISO transmission owners’ on March 17, 2021. On August 9, 2022, the D.C. Circuit Court vacated FERC’s orders and remanded the matter back to FERC. The D.C. Circuit Court held that FERC failed to offer a reasoned explanation for its decision to reintroduce the RPM after initially, and forcefully, rejecting it and that because FERC adopted that significant portion of its model in an arbitrary and capricious fashion, the new ROE produced by that model cannot stand. We cannot predict the potential impact the MISO transmission owners' ROE proceeding may have in establishing a precedent for the NETO’s pending four Complaints.
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

Customer Service Invoice Dispute
On May 4, 2021, a buyer under a virtual PPA with a subsidiary of Renewables provided notice that the buyer disagrees with the settlement amounts included in certain invoices. The PPA provides for a monthly settlement between the parties based on the metered output of the project based on a stated hub price. The disagreement relates as to the appropriate hub price to use for settlement calculations. The buyer has requested an adjustment to the invoices that would increase the amount payable by approximately $29 million. Renewables has responded in writing stating that the invoice was properly calculated in accordance with the provisions of the PPA. The parties are scheduled to mediate this matter in March 2023 in order to reach a potential resolution. We cannot predict the outcome of this matter.
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
Other arrangements include contractual obligations for property, plant and equipment, material and services on order but not yet delivered at December 31, 2022.
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

In June 2020, Renewables entered into a Payment In Lieu of Taxes (PILOT) agreement related to two of its projects with Torrance County, New Mexico. The agreement requires PILOT payments to Torrance County through 2049. The total amount of PILOT payments related to the two projects in 2022 was $1 million.
Renewables also has easement contracts which are included in the table below.
Forward purchases and sales commitments under power, gas and other arrangements as of December 31, 2022 consisted of:

Year	Purchases	Sales
	(Millions)
2023	$1,066	$321
2024	200	137
2025	112	43
2026	86	28
2027	66	22
Thereafter	993	61
Totals	$2,523	$612
Guarantee Commitments to Third Parties
As of December 31, 2022, we had approximately $707 million of standby letters of credit, surety bonds, guarantees and indemnifications outstanding. We also provided a guaranty related to Renewables' commitment to contribute equity to Vineyard Wind as described in Note 22, which is in addition to the amounts above. These instruments provide financial assurance to the business and trading partners of AVANGRID, its subsidiaries and equity method investees in their normal course of business. The instruments only represent liabilities if AVANGRID or its subsidiaries fail to deliver on contractual obligations. We therefore believe it is unlikely that any material liabilities associated with these instruments will be incurred and, accordingly, as of December 31, 2022, neither we nor our subsidiaries have any liabilities recorded for these instruments.
NECEC Commitments
On January 4, 2021, CMP transferred the NECEC project to NECEC Transmission LLC, a wholly-owned subsidiary of Networks. Among other things, NECEC Transmission LLC and/or CMP committed to approximately $90 million of future payments to support various programs in the state of Maine, of which approximately $9 million was paid through the end of 2021. In December 2021 the remaining future payments were suspended following the halt in construction of the NECEC project.
Note 15. Environmental Liabilities
Environmental laws, regulations and compliance programs may occasionally require changes in our operations and facilities and may increase the cost of electric and natural gas service. We do not provide for accruals of legal costs expected to be incurred in connection with loss contingencies.
Waste sites
The Environmental Protection Agency and various state environmental agencies, as appropriate, have notified us that we are among the potentially responsible parties that may be liable for costs incurred to remediate certain hazardous substances at twenty-four waste sites, which do not include sites where gas was manufactured in the past. Sixteen of the twenty-four sites are included in the New York State Registry of Inactive Hazardous Waste Disposal Sites; four sites are included in Maine’s Uncontrolled Sites Program; zero site is included in the Brownfield Cleanup Program and one site is included on the Massachusetts Non-Priority Confirmed Disposal Site list. The remaining sites are not included in any registry list. Finally, six of the twenty-four sites are also included on the National Priorities list. Any liability may be joint and several for certain sites.
We have recorded an estimated liability of $7 million related to seven of the twenty-four sites. We have paid remediation costs related to the remaining seventeen sites and do not expect to incur additional liabilities. Additionally, we have recorded an estimated liability of $9 million related to another twelve sites where we believe it is probable that we will incur remediation and/or monitoring costs, although we have not been notified that we are among the potentially responsible parties or that we are regulated under State Resource Conservation and Recovery Act programs. It is possible the ultimate cost to remediate these sites may be significantly more than the accrued amount. As of December 31, 2022, our estimate for costs to remediate these sites ranges from $15 million to $22 million. Factors affecting the estimated remediation amount include the remedial action plan selected, the extent of site contamination and the allocation of the clean-up costs.

Manufactured Gas Plants
We have a program to investigate and perform necessary remediation at our fifty-three sites where gas was manufactured in the past (Manufactured Gas Plants, or MGPs). Six sites are included in the New York State Registry and one site is included in Maine’s Uncontrolled Sites Program. The remaining sites are not included in any registry list. We have entered into consent orders with various environmental agencies to investigate and, where necessary, remediate forty-one of the fifty-three sites.
As of December 31, 2022, our estimate for all costs related to investigation and remediation of the fifty-three sites ranges from $160 million to $260 million. Our estimate could change materially based on facts and circumstances derived from site investigations, changes in required remedial actions, changes in technology relating to remedial alternatives and changes to current laws and regulations.
Certain of our Connecticut and Massachusetts regulated gas companies own or have previously owned properties where MGPs had historically operated. MGP operations have led to contamination of soil and groundwater with petroleum hydrocarbons, benzene and metals, among other things, at these properties, the regulation and cleanup of which is regulated by the federal Resource Conservation and Recovery Act as well as other federal and state statutes and regulations. Each of the companies has or had an ownership interest in one or more such properties contaminated as a result of MGP-related activities. Under the existing regulations, the cleanup of such sites requires state and at times, federal, regulators’ involvement and approval before cleanup can commence. In certain cases, such contamination has been evaluated, characterized and remediated. In other cases, the sites have been evaluated and characterized, but not yet remediated. Finally, at some of these sites, the scope of the contamination has not yet been fully characterized; as of December 31, 2022, no liability was recorded related to these sites and no amount of loss, if any, can be reasonably estimated at this time. In the past, the companies have received approval for the recovery of MGP-related remediation expenses from customers through rates and will seek recovery in rates for ongoing MGP-related remediation expenses for all of their MGP sites.
As of December 31, 2022 and 2021, the liability associated with our MGP sites in Connecticut was $112 million and $113 million, respectively, the remediation costs of which could be significant and will be subject to a review by PURA as to whether these costs are recoverable in rates.
As of December 31, 2022 and 2021, our total recorded liability to investigate and perform remediation at all known inactive MGP sites discussed above and other sites was $289 million and $303 million, respectively. We recorded a corresponding regulatory asset, net of insurance recoveries and the amount collected from FirstEnergy, as described below, because we expect to recover the net costs in rates. Our environmental liability accruals are recorded on an undiscounted basis and are expected to be paid through the year 2138.
FirstEnergy
NYSEG and RG&E each sued FirstEnergy under the Comprehensive Environmental Response, Compensation, and Liability Act to recover environmental cleanup costs at certain former MGP sites, which are included in the discussion above. In 2011, the District Court issued a decision and order in NYSEG’s favor, which was upheld on appeal, requiring FirstEnergy to pay NYSEG for past and future clean-up costs at the sixteen sites in dispute. In 2008, the District Court issued a decision and order in RG&E's favor requiring FirstEnergy to pay RG&E for past and future clean-up costs at the two MGP sites in dispute. FirstEnergy remains liable for a substantial share of clean up expenses at the MGP sites. Based on projections as of December 31, 2022, FirstEnergy’s share of clean-up costs owed to NYSEG & RG&E is estimated at approximately $10 million and $7 million, respectively. These amounts are being treated as contingent assets and have not been recorded as either a receivable or a decrease to the environmental provision. Any recovery will be flowed through to NYSEG and RG&E customers, as applicable.
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
As of December 31, 2022 and 2021, the amount reserved related to English Station was $19 million and $22 million, respectively. Since inception, we have recorded $35 million to the reserve which has been offset with cash payments over time. We cannot predict the outcome of this matter.
Note 16. Income Taxes
In August 2022, the Inflation Reduction Act of 2022 ("IRA") was signed into law in the United States. The IRA created a new corporate alternative minimum tax ("CAMT") of 15% on adjusted financial statement income and an excise tax of 1% on the value of certain stock repurchases. The IRA also contains a number of additional provisions related to tax incentives for investments in renewable energy production, carbon capture, and other climate actions. The CAMT and other various provisions of the IRA will be effective for periods beginning after December 31, 2022. Based on initial guidance, the Company currently expects to be subject to the CAMT starting in 2023 but does not expect it to have a material impact on our earnings, financial condition, or cash flow as the Company can utilize tax attributes to reduce the overall cash tax impact. Given the complexity and uncertainty around the applicability of the legislation to our specific facts and circumstances, we continue to analyze the IRA provisions while waiting on pending Department of Treasury regulatory guidance.
Since early 2020, and in response to regulatory orders received in most but not all of our operating jurisdictions, we began returning to customers both protected and unprotected excess accumulated deferred income tax (ADIT) from the 2017 Tax Act. Such amounts are subject to the terms of those orders while meeting the requirements of normalization for both ARAM and RSG methodologies.
Current and deferred taxes charged to expense for the years ended December 31, 2022, 2021 and 2020 consisted of:

Years Ended December 31,	2022	2021	2020
(Millions)
Current
Federal	$—	$6	$3
State	2	4	9
Current taxes charged to expense	2	10	12
Deferred
Federal	67	49	67
State	49	72	38
Deferred taxes charged to expense	116	121	105
Production tax credits	(97)	(109)	(87)
Investment tax credits	(1)	(1)	(1)
Total Income Tax Expense	$20	$21	$29

The differences between tax expense per the statements of income and tax expense at the 21% statutory federal tax rate for the years ended December 31, 2022, 2021 and 2020 consisted of:

Years Ended December 31,	2022	2021	2020
(Millions)
Tax expense at federal statutory rate	$176	$140	$119
Depreciation and amortization not normalized	(20)	(19)	(13)
Investment tax credit amortization	(1)	(1)	(1)
Tax return related adjustments	2	—	1
Production tax credits	(97)	(109)	(87)
Tax equity financing arrangements	13	14	1
State tax expense, net of federal benefit	40	61	37
Excess ADIT amortization	(66)	(65)	(42)
Valuation allowance	(35)	21	12
Other, net	8	(21)	2
Total Income Tax Expense	$20	$21	$29
Deferred tax assets and liabilities as of December 31, 2022 and 2021 consisted of:

As of December 31,	2022	2021
(Millions)
Deferred Income Tax Liabilities (Assets)
Property related	$4,504	$4,257
Unfunded future income taxes	129	104
Federal and state tax credits	(942)	(844)
Federal and state NOL’s	(1,086)	(998)
Joint ventures/partnerships	210	188
Nontaxable grant revenue	(270)	(292)
Pension and other post-retirement benefits	(11)	1
Tax Act - tax on regulatory remeasurement	(328)	(352)
Valuation allowance	87	110
Other	(80)	(158)
Deferred Income Tax Liabilities	$2,213	$2,016

Deferred tax assets	$2,717	$2,644
Deferred tax liabilities	4,930	4,660
Net Accumulated Deferred Income Tax Liabilities	$2,213	$2,016
As of December 31, 2022, we had gross federal tax net operating losses of $3.9 billion, federal PTCs and ITCs, federal R&D tax credits and other federal credits of $924 million, state tax effected net operating losses of $346 million in several jurisdictions and miscellaneous state tax credits of $147 million available to carry forward and reduce future income tax liabilities. The federal net operating losses begin to expire in 2028, while the federal tax credits begin to expire in 2023. The more significant state net operating losses begin to expire in 2024.
Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that all or a portion of a tax benefit will not be realized. The valuation allowance for deferred tax assets as of December 31, 2022 and 2021 was $87 million and $110 million, respectively. The $23 million change includes a $37 million decrease related to federal tax credit carryforwards, a $12 million increase related to state net operating losses and tax credit carryforwards and a $2 million increase related to federal net operating losses. The $87 million balance as of December 31, 2022 includes federal net operating loss and tax credit carryforward valuation allowance of $3 million and state net operating loss and state tax credit carryforward valuation allowance of $84 million.

The reconciliation of unrecognized income tax benefits for the years ended December 31, 2022, 2021 and 2020 consisted of:

Years ended December 31,	2022	2021	2020
(Millions)
Beginning Balance	$127	$127	$148
Increases for tax positions related to prior years	2	3	11
Increases for tax positions related to current year	2	—	—
Decreases for tax positions related to prior years	(4)	(3)	(32)
Ending Balance	$127	$127	$127
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
Accruals for interest and penalties on tax reserves were immaterial for the years ended December 31, 2022, 2021 and 2020. If recognized, $107 million of the total gross unrecognized tax benefits would affect the effective tax rate.
It is estimated that no unrecognized tax benefits are anticipated to result in a net increase or decrease within 12 months of December 31, 2022.
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
As of December 31, 2022, UIL is subject to audit of its federal tax return for years 2014 through its short period 2015. UIL's short period ending in 2015 is open and subject to Connecticut audit.
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

Qualified Retirement Benefit Plans
As of December 31, 2022 and 2021, our obligations and funded status consisted of:

	Pension Benefits		Postretirement Benefits
As of December 31,	2022	2021	2022	2021
(Millions)
Change in benefit obligation
Benefit Obligation as of January 1,	$3,487	$3,819	$408	$452
Service cost	27	40	2	3
Interest cost	111	87	10	10
Plan amendments	1	2	—	—
Actuarial loss (gain)	(716)	(184)	(103)	(23)
Curtailments/Settlements	(274)	(38)	—	—
Benefits paid	(184)	(239)	(33)	(34)
Benefit Obligation as of December 31,	2,452	3,487	284	408
Change in plan assets
Fair Value of Plan Assets as of January 1,	3,079	3,092	127	167
Actual return on plan assets	(584)	237	(22)	15
Employer contributions	22	27	17	12
Settlements	(182)	(38)	—	—
Benefits paid	(184)	(239)	(33)	(67)
Fair Value of Plan Assets as of December 31,	2,151	3,079	89	127
Funded Status as of December 31,	$(301)	$(408)	$(195)	$(281)
During 2022, the pension and postretirement benefit obligations had actuarial gains of, respectively, $716 million and $103 million, primarily due to gains from discount rate increases of $644 million and $70 million, respectively. The pension benefit obligation had a reduction of $274 million from settlements ($182 million) and curtailments ($92 million). The settlements were lump-sum payments made within the pension plan guidelines at the discretion of the plan participants who opted to retire. The curtailments were driven by a Company decision to freeze pension benefit accruals and contribution credits for Networks non-union employees and transition their retirement benefits to a 401(k) plan.
During 2021, the pension benefit obligation had an actuarial gain of $184 million, primarily due to a $205 million gain from increases in discount rates. There were no significant gains or losses relating to the postretirement benefit obligations in 2021.
As of December 31, 2022 and 2021, funded status amounts recognized on our consolidated balance sheets consisted of:

	Pension Benefits		Postretirement Benefits
As of December 31,	2022	2021	2022	2021
(Millions)
Current liabilities	$—	$—	$(5)	$(5)
Non-current liabilities	(301)	(408)	(190)	(276)
Total	$(301)	$(408)	$(195)	$(281)
We have determined that Networks’ regulated operating companies are allowed to defer as regulatory assets or regulatory liabilities items that would have otherwise been recorded in accumulated OCI pursuant to the accounting requirements concerning defined benefit pension and other postretirement plans.

Amounts recognized as a component of regulatory assets or regulatory liabilities for Networks for the years ended December 31, 2022 and 2021 consisted of:

	Pension Benefits		Postretirement Benefits
Years Ended December 31,	2022	2021	2022	2021
(Millions)
Net loss (gain)	$181	$271	$(91)	$(18)
Prior service cost (credit)	$7	$10	$(1)	$(1)
Amounts recognized in OCI for ARHI for the years ended December 31, 2022 and 2021, consisted of:

	Pension Benefits		Postretirement Benefits
Years Ended December 31,	2022	2021	2022	2021
(Millions)
Net loss (gain)	$12	$16	$(6)	$(5)
As of December 31, 2022 and 2021, the projected benefit obligation (PBO) exceeded the fair value of pension plan assets for all qualified plans. The accumulated benefit obligation (ABO) exceeded the fair value of pension plan assets for all of our qualified plans, as of December 31, 2022, and for all but one plan, as of December 31, 2021. The aggregate PBO and ABO and the fair value of plan assets for our underfunded qualified plans consisted of:

	PBO in excess of plan assets
As of December 31,	2022	2021
(Millions)
Projected benefit obligation	$2,452	$3,487
Fair value of plan assets	$2,151	$3,079

	ABO in excess of plan assets
As of December 31,	2022	2021
(Millions)
Accumulated benefit obligation	$2,429	$1,790
Fair value of plan assets	$2,151	$1,536
As of December 31, 2022 and 2021, the accumulated postretirement benefits obligation for all qualified plans exceeded the fair value of plan assets.

Components of Networks’ net periodic benefit cost and other changes in plan assets and benefit obligations recognized in income and regulatory assets and liabilities for the years ended December 31, 2022, 2021 and 2020 consisted of:

	Pension Benefits			Postretirement Benefits
For the years ended December 31,	2022	2021	2020	2022	2021	2020
(Millions)
Net Periodic Benefit Cost:
Service cost	$26	$39	$46	$2	$3	$3
Interest cost	109	86	106	10	10	13
Expected return on plan assets	(162)	(199)	(198)	(6)	(7)	(8)
Amortization of prior service cost (benefit)	1	2	1	(1)	(5)	(9)
Amortization of net loss	49	115	124	(4)	2	2
Settlement charge	17	6		—	—
Curtailment charge	(32)	—	—	—	—	—
Net Periodic Benefit Cost	8	49	79	1	3	1
Other changes in plan assets and benefit obligations recognized in regulatory assets and regulatory liabilities:
Curtailments	(59)	—	(18)	—	—	—
Settlement charge	(17)	(6)	—	—	—	—
Net loss (gain)	33	(218)	46	(75)	(31)	11
Amortization of net loss	(49)	(115)	(124)	4	(2)	(2)
Current year prior service cost (credit)	1	2	7	—	1	—
Amortization of prior service (cost) benefit	(1)	(2)	(1)	1	5	9
Total Other Changes	(92)	(339)	(90)	(70)	(27)	18
Total Recognized	$(84)	$(290)	$(11)	$(69)	$(24)	$19
Components of ARHI’s net periodic benefit cost and other changes in plan assets and benefit obligations recognized in income and OCI for the years ended December 31, 2022, 2021 and 2020 consisted of:

	Pension Benefits			Postretirement Benefits
For the years ended December 31,	2022	2021	2020	2022	2021	2020
(Millions)
Net Periodic Benefit Cost:
Service cost	$1	$1	$1	$—	$—	$—
Interest cost	2	1	1	—	—	—
Expected return on plan assets	(2)	(2)	(2)	—	—	—
Amortization of net loss (gain)	1	2	2	(1)	(1)	(1)
Settlement/Curtailment charge	1	1	1	—	—	—
Net Periodic Benefit Cost	3	3	3	(1)	(1)	(1)
Other Changes in plan assets and benefit obligations recognized in OCI:
Settlement charge	(1)	(1)	—	(1)	(1)	—
Net loss (gain)	(1)	(3)	1	(1)	1	—
Amortization of net (loss) gain	(1)	(2)	(2)	1	1	1
Amortization of prior service cost	—	—	—	—	—	—
Total Other Changes	(3)	(6)	(1)	(1)	1	1
Total Recognized	$—	$(3)	$2	$(2)	$—	$—
The net periodic benefit cost for postretirement benefits represents the amount expensed for providing health care benefits to retirees and their eligible dependents. We include the service cost component in other operating expenses net of capitalized portion and include the components of net periodic benefit cost other than the service cost component in other expense.

The weighted-average assumptions used to determine our benefit obligations as of December 31, 2022 and 2021 consisted of:

	Pension Benefits		Postretirement Benefits
As of December 31,	2022	2021	2022	2021
Discount rate	5.18%	2.85%	5.12%	2.66%
Rate of compensation increase	2.99%	3.53%	3.00%	3.50%
Interest crediting rate	2.87%	2.87%	N/A	N/A
The discount rate is the rate at which the benefit obligations could presently be effectively settled. We determined the discount rates by developing yield curves derived from a portfolio of high grade noncallable bonds with yields that closely match the duration of the expected cash flows of our benefit obligations.
The weighted-average assumptions used to determine our net periodic benefit cost for the years ended December 31, 2022, 2021 and 2020 consisted of:

	Pension Benefits			Postretirement Benefits
Years Ended December 31,	2022	2021	2020	2022	2021	2020
Discount rate	2.85%	2.34%	3.01%	2.66%	2.19%	2.99%
Expected long-term return on plan assets	6.33%	7.30%	7.30%	4.66%	4.05%	5.09%
Rate of compensation increase	3.53%	3.52%	3.66%	3.50%	3.50%	3.48%
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
Assumed health care cost trend rates used to determine benefit obligations as of December 31, 2022 and 2021 consisted of:

As of December 31,	2022	2021
Health care cost trend rate assumed for next year	5.00%/6.50%	5.00%/7.00%
Rate to which cost trend rate is assumed to decline (ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2029 / 2025	2029 / 2025
Contributions
We make annual contributions in accordance with our funding policy of not less than the minimum amounts as required by applicable regulations. We expect to contribute $0 and $9 million, respectively, to our pension and other postretirement benefit plans during 2023.
Estimated Future Benefit Payments
Expected benefit payments as of December 31, 2022 consisted of:

(Millions)	Pension Benefits	Postretirement Benefits
2023	$233	$28
2024	$218	$27
2025	$215	$26
2026	$211	$25
2027	$206	$24
2028 - 2032	$938	$108
Non-Qualified Retirement Benefit Plans
We also sponsor various unfunded pension plans for certain current employees, former employees and former directors. The total liability for these plans, which is included in Other current and Other non-current liabilities on our consolidated balance sheets, was $44 million and $63 million at December 31, 2022 and 2021, respectively.

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
Networks and ARHI have established target asset allocation policies with allowable ranges for their pension plan assets within broad categories of asset classes made up of Return-Seeking investments and Liability-Hedging/Fixed Income investments. In 2020, a streamlined investment policy was implemented, which aligned target allocations to the estimated funded status of each specific plan. Return-Seeking assets range from 25%-60% and Liability-Hedging assets range from 40%-75%. Return-Seeking assets include investments in domestic, international and emerging equity, real estate, global asset allocation strategies and hedge funds. Liability-Hedging investments generally consist of long-term corporate bonds, annuity contracts, long-term treasury STRIPS and opportunistic fixed income investments. Systematic rebalancing within the target ranges increases the probability that the annualized return on the investments will be enhanced, while realizing lower overall risk, should any asset categories drift outside their specified ranges.

The fair values of pension plan assets, by asset category, as of December 31, 2022, consisted of:

As of December 31, 2022		Fair Value Measurements
(Millions)	Total	Level 1	Level 2	Level 3
Asset Category
Cash and cash equivalents	$51	$—	$51	$—
U.S. government securities	252	252	—	—
Common stocks	57	57	—	—
Registered investment companies	104	104	—	—
Corporate bonds	708	—	708	—
Preferred stocks	1	1	—	—
Common collective trusts	472	—	472	—
Other, principally annuity, fixed income	33	—	33	—
	$1,678	$414	$1,264	$—
Other investments measured at net asset value	473
Total	$2,151
The fair values of pension plan assets, by asset category, as of December 31, 2021, consisted of:

As of December 31, 2021		Fair Value Measurements
(Millions)	Total	Level 1	Level 2	Level 3
Asset Category
Cash and cash equivalents	$69	$20	$49	$—
U.S. government securities	298	298	—	—
Common stocks	138	138	—	—
Registered investment companies	276	276	—	—
Corporate bonds	837	—	837	—
Preferred stocks	1	1	—	—
Common collective trusts	862	—	862	—
Other, principally annuity, fixed income	51	—	51	—
	$2,532	$733	$1,799	$—
Other investments measured at net asset value	547
Total	$3,079
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
Our postretirement plan assets are consolidated with one trustee in multiple voluntary employees’ beneficiary association (VEBA) and 401(h) arrangements. The assets are invested in various asset classes to achieve sufficient diversification and mitigate risk. This is achieved for our VEBA assets by utilizing multiple institutional mutual and money market funds, which provide exposure to different segments of the securities markets. The 401(h) assets are invested alongside the Pension assets they are tied to and share the same asset allocation policy. Approximately 58% of the postretirement benefits plan assets are invested in VEBA and 401(h) arrangements that are not subject to income taxes with the remainder being invested in arrangements subject to income taxes.
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
The fair values of other postretirement plan assets, by asset category, as of December 31, 2022 consisted of:

As of December 31, 2022		Fair Value Measurements
(Millions)	Total	Level 1	Level 2	Level 3
Asset Category
Cash and cash equivalents	$2	$—	$2	$—
U.S. government securities	1	1	—	—
Registered investment companies	69	69	—	—
Corporate bonds	3	—	3	—
Common collective trusts	4	—	4	—
Other, principally annuity, fixed income	8	—	8	—
	$87	$70	$17	$—
Other investments measured at net asset value	2
Total	$89
The fair values of other postretirement plan assets, by asset category, as of December 31, 2021 consisted of:

As of December 31, 2021		Fair Value Measurements
(Millions)	Total	Level 1	Level 2	Level 3
Asset Category
Cash and cash equivalents	$5	$—	$5	$—
U.S. government securities	1	1	—	—
Registered investment companies	101	101	—	—
Corporate bonds	3	—	3	—
Common collective trusts	5	—	5	—
Other, principally annuity, fixed income	9	—	9	—
	$125	$103	$22	$—
Other investments measured at net asset value	2
Total	$127
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
Pension and postretirement benefit plan equity securities did not include any Iberdrola common stock as of both December 31, 2022 and 2021.
Defined contribution plans
We also have defined contribution plans, defined as 401(k)s, for all eligible AVANGRID employees. There are various match formulas depending on years of service, age and pension plan closure/freeze date. For the years ended December 31, 2022, 2021 and 2020, the annual contributions we made to these plans was $68 million, $58 million and $49 million, respectively.
Note 18. Equity
As of December 31, 2022 and 2021, we had 108,188 and 112,543 shares of common stock held in trust, respectively, and no convertible preferred shares outstanding. During the years ended December 31, 2022 and 2021, we issued 56,127 and 77,883,713 shares of common stock, respectively, and released 4,355 and 301,239 shares of common stock held in trust, respectively, each having a par value of $0.01. See Note 1 for information on our May 2021 equity issuance.
We maintain a repurchase agreement with J.P. Morgan Securities, LLC. (JPM), pursuant to which JPM will, from time to time, acquire, on behalf of AVANGRID, shares of common stock of AVANGRID. The purpose of the stock repurchase program is to allow AVANGRID to maintain Iberdrola's relative ownership percentage of approximately 81.5%. The stock repurchase program may be suspended or discontinued at any time upon notice. In 2022, there were no repurchases pursuant to the stock repurchase program. As of December 31, 2022, a total of 997,983 shares have been repurchased in the open market, all of which are included as AVANGRID treasury shares. As of December 31, 2022, the total cost of all repurchases, including commissions, was $47 million.

Accumulated OCI (Loss)
Accumulated OCI (Loss) for the years ended December 31, 2022, 2021 and 2020 consisted of:

Accumulated Other Comprehensive Income (Loss)	As of December 31, 2019	2020 Change	As of December 31, 2020	2021 Change	As of December 31, 2021	2022 Change	As of December 31, 2022
(Millions)
Loss (gain) for defined benefit plans, net of income tax expense of $0 for 2020, $0 for 2021 and $3 for 2022	$(12)	$—	$(12)	$2	$(10)	$14	$4
Amortization of pension cost, net of income tax expense (benefit) of $3 for 2020, $(1) for 2021 and $1 for 2022	(7)	(13)	(20)	(8)	(28)	4	(24)
Unrealized (loss) gain from equity method investment, net of income tax (benefit) expense of $0 for 2020, $(3) for 2021 and $6 for 2022 (a)	$—	$—	$—	$(9)	$(9)	$22	$13
Unrealized (loss) gain on derivatives qualifying as cash flow hedges:
Unrealized loss during period on derivatives qualifying as cash flow hedges, net of income tax benefit of $(7) for 2020, $(44) for 2021 and $0 for 2022	(13)	(22)	(35)	(159)	(194)	(1)	(195)
Reclassification to net income of losses (gains) on cash flow hedges, net of income tax expense (benefit) of $2 for 2020, $(3) for 2021 and $19 for 2022 (b)	(63)	19	(44)	12	(32)	54	22
Loss on derivatives qualifying as cash flow hedges	(76)	(3)	(79)	(147)	(226)	53	(173)
Accumulated Other Comprehensive Loss	$(95)	$(16)	$(111)	$(162)	$(273)	$93	$(180)
(a)Foreign currency and interest rate contracts.
(b)Reclassification is reflected in the operating expenses and interest expense, net of capitalization line items in our consolidated statements of income.
Note 19. Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to AVANGRID by the weighted-average number of shares of our common stock outstanding. During the years ended December 31, 2021 and 2020, while we did have securities that were dilutive, these securities did not result in a change in our earnings per share calculations for the years ended December 31, 2021 and 2020. The dilutive securities, which consist of performance and restricted units, did result in a change in our earnings per share calculation for the year ended December 31, 2022.
The calculations of basic and diluted earnings per share attributable to AVANGRID for the years ended December 31, 2022, 2021 and 2020, respectively, consisted of:

Years Ended December 31,	2022	2021	2020
(Millions, except for number of shares and per share data)
Numerator:
Net income attributable to AVANGRID	$881	$707	$581
Denominator:
Weighted average number of shares outstanding - basic	386,727,246	358,086,621	309,494,939
Weighted average number of shares outstanding - diluted	387,215,785	358,578,608	309,559,387
Earnings per share attributable to AVANGRID
Earnings Per Common Share, Basic	$2.28	$1.97	$1.88
Earnings Per Common Share, Diluted	$2.27	$1.97	$1.88

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
On April 29, 2022, we closed on a TEF agreement, receiving $14 million from a tax equity investor related to the Lund Hill solar farm that reached partial mechanical completion on the same date. A further investment from our investor is expected shortly after the project’s commercial operations in the estimated amount of $58 million, expected in 2023. Lund Hill is owned by Solis Solar Power I, LLC (Solis I).
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
As of December 31, 2022, the assets and liabilities of the VIEs totaled approximately $2,853 million and $424 million, respectively. As of December 31, 2021, the assets and liabilities of VIEs totaled approximately $2,039 million and $119 million, respectively. At both December 31, 2022 and 2021, the assets and liabilities of the VIEs consisted primarily of property, plant and equipment.
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
At December 31, 2022, El Cabo Wind, LLC (El Cabo), Patriot Wind Farm LLC (Patriot), Aeolus Wind Power VII, LLC (Aeolus VII), Aeolus VIII, and Solis I are our consolidated VIEs.
Our El Cabo, Patriot, Aeolus VII, Aeolus VIII, and Solis I interests are not subject to any rights of investors that may restrict our ability to access or use the assets or to settle any existing liabilities associated with the interests.
See Note 22 - Equity Method Investments for information on our VIEs we do not consolidate.

Note 21. Grants, Government Incentives and Deferred Income
The changes in government grants recorded in deferred income as of December 31, 2022 and 2021 consisted of:

(Millions)	Government grants - Renewables	Other deferred income	Total
As of December 31, 2020	$1,190	$14	$1,204
Disposals	—	—	—
Recognized in income	(65)	(9)	(74)
As of December 31, 2021	1,125	5	1,130
Disposals	—	—	—
Recognized in income	(65)	(3)	(68)
As of December 31, 2022	$1,060	$2	$1,062
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
The changes in government grants recorded as a reduction to the related utility plant as of December 31, 2022 and 2021 consisted of:

(Millions)	Government grants - Networks	Total
As of December 31, 2020	$67	$67
Disposals	—	—
Recognized in income	(4)	(4)
As of December 31, 2021	63	63
Disposals	—	—
Recognized in income	(4)	(4)
As of December 31, 2022	$59	$59
We are required to comply with certain terms and conditions applicable to each grant and, if a disqualifying event should occur as specified in the grant’s terms and conditions, we are required to repay the grant funds to the government. We believe we are in compliance with each grant’s terms and conditions as of December 31, 2022 and 2021.
Note 22. Equity Method Investments
On December 16, 2020, Renewables sold a 85% ownership interest in a wind farm located in South Dakota (Tatanka) to WEC Infrastructure involving total consideration of $238 million, excluding closing costs, and recognized a gain of $12 million, net of tax. The pre-tax gain of $16 million is included in "Other income (expense)" in our consolidated statements of income. Our retained investment in Tatanka of $24 million was valued based on an enterprise value of $298 million and applying an effective percentage of economic benefits retained of 7.97%, which was derived from a DCF model similar to the model used for Goodwill as described in Note 7. The net gain includes $4 million related to the remeasurement of our retained investment in Tatanka. The transaction was accounted for as a sale of assets and resulted in a loss of control. The retained 15% ownership interest is accounted for as an equity method investment. As of both December 31, 2022, and 2021, the carrying value of our Tatanka investment was $23 million.
On December 13, 2019, Renewables transferred a 50% ownership interest in a wind farm and a solar project located in Arizona (Poseidon) to Axium involving total consideration of $112 million, excluding closing costs, and recognized a gain of $96 million, net of tax. The transaction was accounted for as the sale of a business and resulted in a loss of control. The retained 50% ownership interest is accounted for as an equity method investment. As of December 31, 2022 and 2021, the carrying value of our Poseidon investment was $87 million and $96 million, respectively.

In December 2018, Renewables sold 80% of our wholly owned subsidiary, Coyote Ridge Wind, LLC (Coyote Ridge), including substantially all of the related tax benefits, to WEC Infrastructure in exchange for $144 million of total proceeds with $84 million received in 2019 to complete the transaction. We account for the remaining 20% membership interest under the equity method of accounting. As of both December 31, 2022 and 2021, the carrying amount of our Coyote Ridge investment was $15 million.
Renewables has two 50-50 joint ventures with Horizon Wind Energy, LLC, which own and operate the Flat Rock Windpower LLC (Flat Rock I) and the Flat Rock Wind Power II LLC (Flat Rock II) wind farms located in upstate New York. Flat Rock I has a 231 MW capacity and Flat Rock II has a 91 MW capacity. We account for the Flat Rock joint ventures under the equity method of accounting. As of December 31, 2022 and 2021, the carrying amount of Flat Rock I was $90 million and $93 million, respectively, and Flat Rock II was $42 million and $44 million, respectively.
As of December 31, 2022, Renewables holds a 50% indirect ownership interest in Vineyard Wind 1, LLC (Vineyard Wind 1), a joint venture with Copenhagen Infrastructure Partners (CIP). Prior to a restructuring transaction that took place on January 10, 2022 (Restructuring Transaction), Renewables held a 50% ownership interest in Vineyard Wind, LLC (Vineyard Wind) which held rights to two easements from the U.S. Bureau of Ocean Energy Management (BOEM) for the development of offshore wind generation, Lease Area 501 which contained 166,886 acres and Lease Area 522 which contained 132,370 acres, both located southeast of Martha’s Vineyard. Lease Area 501 was subsequently subdivided in 2021, creating Lease Area 534. On September 15, 2021, Vineyard Wind closed on construction financing for the Vineyard Wind 1 project. Among other items, the Vineyard Wind 1 project was transferred into a separate joint venture, Vineyard Wind 1. Following the Restructuring Transaction, Vineyard Wind 1 remained a 50-50 joint venture and kept the rights to develop Lease Area 501, and Vineyard Wind was effectively dissolved where Renewables received rights to the Lease Area 534 and CIP received rights to Lease Area 522 as liquidating distributions. In contemplation of the liquidating distributions, Renewables also made an incremental payment of approximately $168 million to CIP. Consequently, Renewables recognized a pretax gain of $246 million and an after tax gain of $181 million, driven by the increase in the market value of its acquired interest in the leases and related development activities over its carrying value. The gain is classified in Earnings from equity method investments in the condensed consolidated statement of income.
Concurrently with the closing on the construction financing for the Vineyard Wind 1 project, Renewables entered into a credit agreement with certain banks to provide future term loans and letters of credit up to a maximum of approximately $1.2 billion to finance a portion of its share of the cost of Vineyard Wind 1 at the maturity of the Vineyard Wind 1 project construction loan. Any term loans mature by October 15, 2031, subject to certain extension provisions. Renewables also entered into an Equity Contribution Agreement in which Renewables agreed to, among other things, make certain equity contributions to fund certain costs of developing and constructing the Vineyard Wind 1 project in accordance with the credit agreement. In addition, we issued a guaranty up to $827 million for Renewables' equity contributions under the Equity Contribution Agreement. As part of the Vineyard Wind 1 financial close, $152 million of Renewables prior contributions for the Vineyard Wind 1 project were returned in 2021.
Vineyard Wind 1 is considered a VIE because it cannot finance its activities without additional support from its owners or third parties. Renewables is not the primary beneficiary of the entity since it does not have a controlling financial interest, and therefore we do not consolidate this entity. As of December 31, 2022 and 2021, the carrying amount of Renewables' investments in Vineyard Wind, which was dissolved in 2022, and Vineyard Wind 1 was $9 million and $141 million, respectively.
Networks is a party to a 50-50 joint venture with Clearway Energy, Inc. in GenConn, which operates two peaking generation plants in Connecticut. The investment in GenConn is accounted for as an equity investment. As of December 31, 2022 and 2021, the carrying value of our GenConn investment was $94 million and $99 million, respectively.
Networks holds an approximate 20% ownership interest in New York TransCo. Through New York TransCo, Networks has formed a partnership with Central Hudson Gas and Electric Corporation, Consolidated Edison, Inc., National Grid, plc and Orange and Rockland Utilities, Inc. to develop a portfolio of interconnected transmission lines and substations to fulfill the objectives of the New York energy highway initiative, which is a proposal to install up to 3,200 MW of new electric generation and transmission capacity in order to deliver more power generated from upstate New York power plants to downstate New York. On April 8, 2019, New York Transco was selected as the developer for Segment B of the AC Transmission Public Policy Project by the NYISO. The selected project, New York Energy Solution (NYES), replaces nearly 80-year old transmission assets located in the upper to mid-Hudson Valley with streamlined, modernized technology, to enable surplus clean energy resources in upstate New York and help achieve the State’s energy goals. The total project cost is $600 million plus interconnection costs. New York Transco is subject to regulatory approval of its rates, terms and conditions with the FERC. The investment in New York TransCo is accounted for as an equity investment. As of December 31, 2022 and 2021, the carrying value of our New York TransCo investment was $77 million and $49 million, respectively.

None of our joint ventures have any contingent liabilities or capital commitments, except for those disclosed above. Distributions received from equity method investments, excluding the return of capital as part of the Vineyard Wind 1 financial close disclosed above, amounted to $41 million, $21 million and $22 million for the years ended December 31, 2022, 2021 and 2020 respectively, which are reflected as either distributions of earnings or as returns of capital in the operating and investing sections of the consolidated statements of cash flows, respectively. In addition, during the years ended December 31, 2022, 2021 and 2020, we received $12 million, $11 million and $14 million of distributions in RECs from our equity method investments. As of December 31, 2022, there was $10 million of undistributed earnings from our equity method investments. Capitalized interest costs related to equity method investments were $0, $6 million and $8 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Note 23. Other Financial Statement Items
Other income (expense)
Other income (expense) for the years ended December 31, 2022, 2021 and 2020 consisted of:

Years ended December 31,	2022	2021	2020
(Millions)
Gain on sale of assets (a)	$—	$—	$20
Allowance for funds used during construction	63	88	56
Carrying costs on regulatory assets	16	17	28
Non-service component of net periodic benefit cost	(58)	(37)	(62)
Other	9	(8)	(24)
Total Other Income (Expense)	$30	$60	$18
(a) 2020 includes a $16 million gain from the Tatanka sale (see Note 22).
Accounts receivable and unbilled revenues, net
Accounts receivable and unbilled revenues, net as of December 31, 2022 and 2021 consisted of:

As of December 31,	2022	2021
(Millions)
Trade receivables and unbilled revenues	$1,892	$1,420
Allowance for credit losses	(155)	(151)
Total Accounts receivable and unbilled revenues, net	$1,737	$1,269
The change in the allowance for credit losses as of December 31, 2022 and 2021 consisted of:

(Millions)
As of December 31, 2019	$69
Current period provision	83
Write-off as uncollectible	(44)
As of December 31, 2020	$108
Current period provision	110
Write-off as uncollectible	(67)
As of December 31, 2021	$151
Current period provision	110
Write-off as uncollectible	(106)
As of December 31, 2022	$155
DPA receivable balances were $102 million and $108 million as of December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, our allowance for credit losses for DPAs was $67 million and $68 million, respectively.

Prepayments and Other Current Assets
Prepayments and other current assets as of December 31, 2022 and 2021 consisted of:

As of December 31,	2022	2021
(Millions)
Prepaid other taxes	$136	$95
Broker margin and collateral accounts	164	87
Other pledged deposits	12	4
Prepaid expenses	68	58
Other	6	1
Total	$386	$245
Other current liabilities
Other current liabilities as of December 31, 2022 and 2021 consisted of:

As of December 31,	2022	2021
(Millions)
Advances received	$271	$204
Accrued salaries	153	127
Short-term environmental provisions	54	52
Collateral deposits received	68	58
Pension and other postretirement	5	5
Finance leases	7	4
Other	35	34
Total	$593	$484
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
The chief operating decision maker evaluates segment performance based on segment adjusted net income defined as net income adjusted to exclude restructuring charges, mark-to-market earnings from changes in the fair value of derivative instruments, accelerated depreciation derived from repowering of wind farms, costs incurred related to the PNMR Merger, a legal settlement, an offshore contract provision and costs incurred in connection with the COVID-19 pandemic.
Products and services are sold between reportable segments and affiliate companies at cost. Segment income, expense and assets presented in the accompanying tables include all intercompany transactions that are eliminated in our consolidated financial statements. Refer to Note 4 - Revenue for more detailed information on revenue by segment.

Segment information as of and for the year ended December 31, 2022 consisted of:

For the Year Ended December 31, 2022	Networks	Renewables	Other(a)	AVANGRID Consolidated
(Millions)
Revenue - external	$6,781	$1,141	$1	$7,923
Revenue - intersegment	1	—	(1)	—
Depreciation and amortization	660	424	1	1,085
Operating income	901	(36)	(13)	852
Earnings (losses) from equity method investments	11	251	—	262
Interest expense, net of capitalization	220	16	67	303
Income tax expense (benefit)	94	(114)	40	20
Capital expenditures	1,803	708	8	2,519
Adjusted net income	628	403	(130)	901
As of December 31, 2022
Property, plant and equipment	20,027	10,950	17	30,994
Equity method investments	171	266	—	437
Total assets	$28,069	$13,553	$(499)	$41,123
(a)Includes Corporate and intersegment eliminations.
Segment information as of and for the year ended December 31, 2021 consisted of:

For the year ended December 31, 2021	Networks	Renewables	Other(a)	AVANGRID Consolidated
(Millions)
Revenue - external	$5,753	$1,220	$1	$6,974
Revenue - intersegment	1	—	(1)	—
Depreciation and amortization	616	397	1	1,014
Operating income	876	26	(7)	895
Earnings (losses) from equity method investments	12	(5)	—	7
Interest expense, net of capitalization	217	1	80	298
Income tax expense (benefit)	98	(48)	(29)	21
Capital expenditures	2,294	680	2	2,976
Adjusted net income	661	170	(51)	780
As of December 31, 2021
Property, plant and equipment	18,737	10,118	11	28,866
Equity method investments	148	412	—	560
Total assets	$26,126	$12,578	$800	$39,504
(a)Includes Corporate and intersegment eliminations.

Segment information for the year ended December 31, 2020 consisted of:

For the year ended December 31, 2020	Networks	Renewables	Other (a)	AVANGRID Consolidated
(Millions)
Revenue - external	$5,187	$1,132	$1	$6,320
Revenue - intersegment	1	—	(1)	—
Depreciation and amortization	592	394	1	987
Operating income	877	(16)	8	869
Earnings (losses) from equity method investments	10	(13)	—	(3)
Interest expense, net of capitalization	234	7	75	316
Income tax expense (benefit)	120	(80)	(11)	29
Capital expenditures	1,838	943	—	2,781
Adjusted net income	$568	$115	$(58)	$625
(a)Includes Corporate and intersegment eliminations.
Reconciliation of Adjusted Net Income to Net Income attributable to AVANGRID for the years ended December 31, 2022, 2021 and 2020 is as follows:

Years Ended December 31,	2022	2021	2020
(Millions)
Adjusted Net Income Attributable to Avangrid, Inc.	$901	$780	$625
Adjustments:
Mark-to-market adjustments - Renewables (1)	—	(53)	(5)
Offshore contract provision (2)	(24)	—	—
Restructuring charges (3)	—	—	(6)
Accelerated depreciation from repowering (4)	—	—	(9)
Impact of COVID-19 (5)	—	(34)	(29)
Merger costs (6)	(4)	(12)	(6)
Legal settlement - Gas storage (7)	—	—	(5)
Income tax impact of adjustments	7	26	16
Net Income Attributable to Avangrid, Inc.	$881	$707	$581
(1)Mark-to-market earnings relates to earnings impacts from changes in the fair value of Renewables' derivative instruments associated with electricity and natural gas.
(2)Costs incurred in connection with an offshore contract provision.
(3)Restructuring and severance related charges relate to costs to implement an initiative to mitigate costs and achieve sustainable growth.
(4)Represents the amount of accelerated depreciation derived from repowering wind farms in Renewables.
(5)Represents costs incurred in connection with the COVID-19 pandemic, mainly related to bad debt provisions.
(6)Pre-merger costs incurred.
(7)Removal of the impact from Gas activity in the reconciliation to AVANGRID Net Income.

Note 25. Related Party Transactions
We engage in related party transactions that are generally billed at cost and in accordance with applicable state and federal commission regulations.
Related party transactions for the years ended December 31, 2022, 2021 and 2020, respectively, consisted of:

Years Ended December 31,	2022		2021		2020
(Millions)	Sales To	Purchases From	Sales To	Purchases From	Sales To	Purchases From
Iberdrola, S.A.	$1	$(46)	$—	$(52)	$1	$(43)
Iberdrola Renovables Energia, S.L.	$1	$(5)	$—	$(10)	$—	$(9)
Iberdrola Financiación, S.A.	$—	$(12)	$—	$(9)	$—	$(7)
Vineyard Wind	$7	$—	$14	$—	$9	$—
Iberdrola Solutions	$—	$—	$7	$(39)	$2	$—
Other	$1	$(3)	$2	$(3)	$—	$—
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
Related party balances as of December 31, 2022 and 2021, respectively, consisted of:

As of December 31,	2022		2021
(Millions)	Owed By	Owed To	Owed By	Owed To
Iberdrola, S.A.	$1	$(29)	$3	$(43)
Iberdrola Financiacion	$—	$(9)	$—	$(9)
Vineyard Wind	$3	$(8)	$8	$(8)
Iberdrola Solutions	$—	$(2)	$—	$(2)
Other	$4	$(1)	$—	$(1)
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
AVANGRID optimizes its liquidity position as part of the Iberdrola Group and is a party to a liquidity agreement with a financial institution, along with certain members of the Iberdrola Group. Cash surpluses remaining after meeting the liquidity requirements of AVANGRID and its subsidiaries may be deposited at the financial institution. Deposits, or credit balances, serve as collateral against the debit balances of other parties to the liquidity agreement. The balance at both December 31, 2022 and 2021 was $0.
AVANGRID has a credit facility with Iberdrola Financiacion, S.A.U., a company of the Iberdrola Group. The facility has a limit of $500 million and matures on June 18, 2023. AVANGRID pays a facility fee of 10.5 basis points annually on the facility. As of both December 31, 2022 and 2021, there was no outstanding amount under this credit facility.
We have a bi-lateral demand note agreement with Iberdrola Solutions, LLC, which had notes payable balance of $2 million as of both December 31, 2022 and 2021. Renewables had financial forward power contracts with Iberdrola Solutions to hedge Renewables' merchant wind exposure in Texas that were settled in 2021.
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

Note 26. Stock-Based Compensation
The Avangrid, Inc. Amended and Restated Omnibus Incentive Plan (the Plan) provides for, among other things, the issuance of performance stock units (PSUs), restricted stock units (RSUs) and phantom share units (Phantom Shares). As of December 31, 2022, the total number of shares authorized for stock-based compensation plans was 2,500,000.
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
In February 2020, a total number of 208,268 PSUs, before applicable taxes, were approved to be earned by participants based on achievement of certain performance metrics related to the 2016 through 2019 plan and are payable in three equal installments, net of applicable taxes. The remaining unvested PSUs were forfeited. In May 2020, 42,777 shares of common stock were issued to settle the first installment payment and 2,605 PSUs were forfeited from the originally approved total number of PSUs. In March 2021, 45,611 shares of common stock were issued to settle the second installment payment. The final payment will occur in 2022. In March 2022, 46,737 shares of common stock were issued to settle the third and final installment payment under this plan.
During 2021 and 2022, 1,336,787 PSUs and 215,235 PSUs, were granted to certain officers and employees of AVANGRID with achievement measured based on certain performance and market-based metrics for the 2021 to 2022 performance period. The PSUs will be payable in three equal installments, net of applicable taxes, in 2023, 2024 and 2025. The fair value of the PSUs on the grant date was $36.22 per share. The fair value of the PSUs was determined using valuation techniques to forecast possible future stock prices, applying a weighted average historical stock price volatility of AVANGRID and industry companies, a risk-free rate of interest that is equal, as of the grant date, to the yield of the zero-coupon U.S. Treasury bill and a reduction for the respective dividend yield calculated based on the most recently quarterly dividend payment and the stock price as of the grant date. The expense is recognized on a straight-line basis over the requisite service period of approximately four years based on expected achievement.
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
In June 2022, 25,000 RSUs were granted to an officer of AVANGRID. The RSUs vest in two equal installments in 2023 and 2024, provided that the grantee remains continuously employed with AVANGRID through the applicable vesting dates. The fair value on the grant date was determined based on a price of $47.64 per share. The 1st installment of this RSU grant was settled in January 2023, net of applicable taxes, by issuing 8,690 shares of common stock.
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
On February 16, 2023, 81,000 Phantom Shares were granted to certain AVANGRID executives and employees. These awards will vest in three equal installments in 2024, 2025 and 2026 and will be settled in a cash amount equal to the number of Phantom Shares multiplied by the closing share price of AVANGRID’s common stock on the respective vesting dates, subject to continued employment.
As of December 31, 2022 and 2021, the total liability was $0 and $2 million, respectively, which is included in other current and non-current liabilities.
The total stock-based compensation expense, which is included in "Operations and maintenance" of our consolidated statements of income for the years ended December 31, 2022, 2021 and 2020 was $15 million, $18 million and $14 million, respectively. The total income tax benefits recognized for stock-based compensation arrangements for each of the years ended December 31, 2022, 2021 and 2020, were $4 million, $5 million and $4 million, respectively.
A summary of the status of the AVANGRID's nonvested PSUs and RSUs as of December 31, 2022, and changes during the fiscal year ended December 31, 2022, is presented below:

	Number of PSUs and RSUs	Weighted Average Grant Date Fair Value
Nonvested Balance – December 31, 2021	1,323,328	$36.05
Granted	258,168	$38.16
Forfeited	(412,776)	$36.21
Vested	(83,770)	$45.91
Nonvested Balance – December 31, 2022	1,084,951	$36.55
As of December 31, 2022, total unrecognized costs for non-vested PSUs, RSUs and Phantom Shares was $10 million. The weighted-average period over which the PSU, RSU and Phantom Shares costs will be recognized is approximately 2 years.
The weighted-average grant date fair value of PSUs and RSUs granted during the year was $38.16 per share for the year ended December 31, 2022.
Note 27. Subsequent events
On February 16, 2023, the board of directors of AVANGRID declared a quarterly dividend of $0.44 per share on its common stock. This dividend is payable on April 3, 2023 to shareholders of record at the close of business on March 1, 2023.

Schedule I –Financial Statements of Parent
AVANGRID, INC. (PARENT)
CONDENSED FINANCIAL INFORMATION OF PARENT
STATEMENTS OF INCOME
FOR THE YEARS ENDED December 31, 2022, 2021 AND 2020

Years Ended December 31,	2022	2021	2020
(Millions)
Operating Revenues	$—	$—	$—
Operating Expenses
Operating expense	11	19	10
Taxes other than income taxes	(1)	(11)	(11)
Total Operating Expenses	10	8	(1)
Operating (Loss) Income	(10)	(8)	1
Other Income
Other income	49	22	35
Equity earnings of subsidiaries	999	756	641
Interest expense	(117)	(93)	(109)
Income Before Income Tax	921	677	568
Income tax expense (benefit)	40	(30)	(13)
Net Income	$881	$707	$581
See accompanying notes to Schedule I.

Schedule I –Financial Statements of Parent
AVANGRID, INC. (PARENT)
CONDENSED FINANCIAL INFORMATION OF PARENT
STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED December 31, 2022, 2021, AND 2020

Years Ended December 31,	2022	2021	2020
(Millions)
Net Income	$881	$707	$581
Other comprehensive income (loss) of subsidiaries	93	(162)	(16)
Comprehensive Income	$974	$545	$565
See accompanying notes to Schedule I.

Schedule I –Financial Statements of Parent
AVANGRID, INC. (PARENT)
CONDENSED FINANCIAL INFORMATION OF PARENT
BALANCE SHEETS
AS OF December 31, 2022 AND 2021

As of December 31,	2022	2021
(Millions)
Assets
Current Assets
Cash and cash equivalents	$28	$1,424
Accounts receivable from subsidiaries	190	128
Notes receivable from subsidiaries	1,440	1,475
Prepayments and other current assets	17	52
Total current assets	1,675	3,079
Investments in subsidiaries	20,588	18,500
Other assets
Deferred income taxes	358	413
Other	3	3
Total other assets	361	416
Total Assets	$22,624	$21,995
Liabilities
Current Liabilities
Notes payable	396	—
Notes payable to subsidiaries	557	643
Accounts payable and accrued liabilities	7	3
Accounts payable to subsidiaries	3	9
Interest accrued	9	9
Interest accrued subsidiaries	9	1
Dividends payable	170	170
Other current liabilities	30	—
Total current liabilities	1,181	835

Derivative liabilities	86	19
Non-current debt	1,977	2,065
Total non-current liabilities	2,063	2,084
Total Liabilities	3,244	2,919
Equity
Stockholders' Equity:
Common stock	3	3
Additional paid-in capital	17,694	17,679
Treasury stock	(47)	(47)
Retained earnings	1,910	1,714
Accumulated other comprehensive loss	(180)	(273)
Total Equity	19,380	19,076
Total Liabilities and Equity	$22,624	$21,995
See accompanying notes to Schedule I.

Schedule I –Financial Statements of Parent
AVANGRID, INC. (PARENT)
CONDENSED FINANCIAL INFORMATION OF PARENT
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED December 31, 2022, 2021, AND 2020

Years Ended December 31,	2022	2021	2020
(Millions)
Net Cash used in Operating Activities	$(742)	$(397)	$(142)
Cash Flow from Investing Activities
Notes receivable from subsidiaries	(14)	130	(73)
Investments in subsidiaries	(1,020)	(1,026)	(591)
Return of capital from investments in subsidiaries	664	1,122	419
Other investments	—	300	(300)
Net Cash (used in) provided by Investing Activities	(370)	526	(545)
Cash Flow from Financing Activities
Receipts (repayments) of short-term notes payable from subsidiaries, net	1	(186)	(14)
Receipts (repayments) of short-term notes payable	397	(309)	(253)
Proceeds from non-current debt	—	—	744
(Repayments) proceeds from non-current debt with affiliate	—	(3,000)	3,000
Repayments of non-current debt	—	—	(950)
Repurchase of common stock	—	(33)	(2)
Issuance of common stock	(1)	3,998	(1)
Dividends paid	(681)	(613)	(545)
Net Cash (used in) provided by Financing Activities	(284)	(143)	1,979
Net (Decrease) Increase in Cash and Cash Equivalents	(1,396)	(14)	1,292
Cash and Cash Equivalents, Beginning of Year	1,424	1,438	146
Cash and Cash Equivalents, End of Year	$28	$1,424	$1,438

Supplemental Cash Flow Information
Cash paid for interest	$86	$74	$111
Cash paid (refunded) payment for income taxes	$(33)	$(15)	$65
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
Proposed Merger with PNMR
On October 20, 2020, AVANGRID, PNM Resources, Inc., a New Mexico corporation (PNMR) and NM Green Holdings, Inc., a New Mexico corporation and wholly-owned subsidiary of AVANGRID (Merger Sub), entered into an Agreement and Plan of Merger (Merger Agreement), pursuant to which Merger Sub was expected to merge with and into PNMR, with PNMR surviving the Merger as a direct wholly-owned subsidiary of AVANGRID (Merger). Pursuant to the Merger Agreement, each issued and outstanding share of the common stock of PNMR (PNMR common stock) (other than (i) the issued shares of PNMR common stock that are owned by AVANGRID, Merger Sub, PNMR or any wholly-owned subsidiary of AVANGRID or PNMR, which will be automatically cancelled at the time the Merger is consummated and (ii) shares of PNMR common stock held by a holder who has not voted in favor of, or consented in writing to, the Merger who is entitled to, and who has demanded, payment for fair value of such shares) will be converted, at the time the Merger is consummated, into the right to receive $50.30 in cash (Merger Consideration).
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
In addition, on January 3, 2022, Avangrid, PNMR and Merger Sub entered into an Amendment to the Merger Agreement (the Amendment), pursuant to which Avangrid, PNMR and Merger Sub each agreed to extend the “End Date” for consummation of the Merger until April 20, 2023. The parties acknowledged in the Amendment that the required regulatory approval from the NMPRC had not been obtained and that the parties reasonably determined that such outstanding approval would not be obtained by April 20, 2022. In light of this outstanding approval, the parties determined to approve the Amendment. As amended, the Merger agreement may be terminated by each of Avangrid and PNMR under certain circumstances, including if the Merger is not consummated by April 20, 2023 (subject to a three-month extension by Avangrid and PNMR by mutual consent if all of the conditions to the closing, other than the conditions related to obtaining regulatory approvals, have been satisfied or waived). During the pendency of the appeal described above, certain required regulatory approvals and consents may expire and AVANGRID and PNMR will reapply and/or apply for extensions of such approvals, as the case may be. For example, AVANGRID and PNMR are preparing new filings under HSR. We cannot predict the outcome of these re-applications or requests for extensions of such approvals.
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
On April 15, 2021, AVANGRID entered into a side letter agreement with Iberdrola, which set forth certain terms and conditions relating to the Iberdrola Funding Commitment Letter (the Side Letter Agreement). The Side Letter Agreement provides that any drawing in the form of indebtedness made by the Corporation pursuant to the Funding Commitment Letter shall bear interest at an interest rate equal to 3-month LIBOR plus 0.75% per annum calculated on the basis of a 360-day year for the actual number of days elapsed and, commencing on the date of the Funding Commitment Letter, we shall pay Iberdrola a facility fee equal to 0.12% per annum on the undrawn portion of the funding commitment set forth in the Funding Commitment Letter.
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
Note 2. Common Stock
As of December 31, 2022, AVANGRID share capital consisted of 500,000,000 shares of common stock authorized, 387,734,757 shares issued and 386,628,586 shares outstanding, 81.6% of which are owned by Iberdrola, each having a par value of $0.01, for a total value of common stock of $3 million and additional paid in capital of $17,694 million. As of December 31, 2021, AVANGRID share capital consisted of 500,000,000 shares of common stock authorized, 387,678,630 shares issued and 386,568,104 shares outstanding, 81.6% of which were owned by Iberdrola, each having a par value of $ $0.01, for a total value of common stock capital of $3 million and additional paid in of $17,679 million. As of December 31, 2022 and 2021, we had 108,188 and 112,543 shares of common stock held in trust, respectively, and no convertible preferred shares outstanding. During the years ended December 31, 2022 and 2021, we issued 56,127 and 77,883,713 shares of common stock, respectively, and released 4,355 and 301,239 shares of common stock held in trust, respectively, each having a par value of $0.01.
We maintain a repurchase agreement with J.P. Morgan Securities, LLC. (JPM), pursuant to which JPM will, from time to time, acquire, on behalf of AVANGRID, shares of common stock of AVANGRID. The purpose of the stock repurchase program is to allow AVANGRID to maintain Iberdrola's target relative ownership percentage at 81.5%. The stock repurchase program may be suspended or discontinued at any time upon notice. In 2022, there were no repurchases pursuant to the stock repurchase program. As of December 31, 2022, a total of 997,983 shares have been repurchased in the open market, all of which are included as AVANGRID treasury shares. As of December 31, 2022, the total cost of all repurchases, including commissions, was $47 million.
On February 16, 2023, the board of directors of AVANGRID declared a quarterly dividend of $0.44 per share on its common stock. This dividend is payable on April 3, 2023 to shareholders of record at the close of business on March 1, 2023.
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
Note 4. Cash Dividends Paid by Subsidiaries
Cash dividends paid by subsidiary are as follows:

Years ended December 31,	2022	2021	2020
(millions)
AVANGRID Networks	$645	$970	$419
AVANGRID Renewables	$19	$152	$—
For the years ended December 31, 2022, 2021 and 2020, AVANGRID made capital contributions to Networks of $986 million, $1,011 million and $590 million, respectively.
During 2022 and 2021, AVANGRID recorded a net non-cash contribution and dividend of $473 million and $674 million, respectively, to and from its subsidiaries to zero out their account balances of notes receivable and payable.
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

AVANGRID's management assessed the effectiveness of AVANGRID's internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) ("COSO") in Internal Control-Integrated Framework. Based on this assessment, management determined that our internal control over financial reporting was effective as of December 31, 2022.
Our independent registered public accounting firm, KPMG LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears in Part II, Item 8 of this Form 10-K.
Changes in Internal Control
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
For information regarding our executive officers, see Part I of this Annual Report on Form 10-K. Additional information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.
AVANGRID has a code of business conduct and ethics that applies to all employees including AVANGRID’s principal executive officer, principal financial officer, principal accounting officer, directors, and other senior financial officers. The code is intended to provide guidance to employees, management, and the board to assure compliance with law and promote ethical behavior. Any amendment to the code, or any waivers of its requirements, will be disclosed if required on the company’s website at www.avangrid.com.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.
Item 14. Principal Accountant Fees and Services.
Our independent registered public accounting firm is KPMG LLP, New York, NY, Auditor Firm ID: 185
The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

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

2.3
Amendment to Merger Agreement, dated as of January 3, 2022, by and among PNM Resources, Inc., Avangrid, Inc. and NM Green Holdings, Inc. (incorporated herein by reference to Exhibit 2.1 to Form 8-K file with the Securities and Exchange Commission on January 3, 2022).

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

10.4
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

10.7
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

10.90
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

10.10
Form of Commercial Paper Dealer Agreement among Avangrid, Inc., as Issuer, and various Dealers (incorporated herein by reference to Exhibit 10.2 of AVANGRID’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed with the Securities and Exchange Commission on August 4, 2016).

10.11
Substitution Agreement, dated as of December 19, 2016, between UIL Holdings Corporation and Avangrid, Inc. (incorporated herein by reference to Exhibit 10.45 of AVANGRID’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission on March 10, 2017).

10.12
Amended and Restated Avangrid, Inc. Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 of AVANGRID’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed with the Securities and Exchange Commission on May 5, 2017).†

10.13
Customer Liquidity Agreement, dated December 1, 2017, between Avangrid, Inc., Bank of America, National Association, Iberdrola, S.A., Iberdrola Mexico, S.A. de C.V., and Scottish Power Ltd. (incorporated herein by reference to Exhibit 10.37 of AVANGRID's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission on March 26, 2018).

10.14
Underwriting Agreement, dated November 16, 2017, by and among the Avangrid, Inc., BBVA Securities Inc., BNP Paribas Securities Corp., Citigroup Global Markets Inc., and Wells Fargo Securities, LLC (incorporated herein by reference to Exhibit 1.1 to Form 8-K filed with the Securities and Exchange Commission on November 21, 2017).

10.15
Purchase Agreement, dated January 31, 2018, between Avangrid Renewables Holdings, Inc. and CCI U.S. Asset Holdings LLC (incorporated herein by reference to Exhibit 10.1 of AVANGRID’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed with the Securities and Exchange Commission on May 3, 2018).

10.16
Transmission Service Agreement, dated June 13, 2018, between Central Maine Power Company and NSTAR Electric Company (d/b/a Eversource) (incorporated herein by reference to Exhibit 10.2 of AVANGRID’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed with the Securities and Exchange Commission on August 2, 2018).

10.17
Transmission Service Agreement, dated June 13, 2018, among Central Maine Power Company, Massachusetts Electric Company (d/b/a National Grid), and Nantucket Electric Company (d/b/a National Grid) (incorporated herein by reference to Exhibit 10.3 of AVANGRID’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed with the Securities and Exchange Commission on August 2, 2018).

10.18
Transmission Service Agreement, dated June 13, 2018, between Central Maine Power Company and Fitchburg Gas & Electric Light Company (d/b/a Unitil) (incorporated herein by reference to Exhibit 10.4 of AVANGRID’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed with the Securities and Exchange Commission on August 2, 2018).

Exhibit Number	Exhibit Description

10.19
Transmission Service Agreement, dated June 13, 2018, between Central Maine Power Company and H.Q. Energy Services (U.S.) Inc. (incorporated herein by reference to Exhibit 10.5 of AVANGRID’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed with the Securities and Exchange Commission on August 2, 2018).

10.20
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

10.24
First Amendment to Transmission Service Agreement dated October 9, 2018 by and between Central Maine Power Company and NSTAR Electric Company (d/b/a Eversource) (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed with the SEC on October 15, 2018).

10.25
First Amendment to Transmission Service Agreement dated October 9, 2018 by and among Central Maine Power Company, Massachusetts Electric Company (d/b/a National Grid) and Nantucket Electric Company (d/b/a National Grid) (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed with the SEC on October 15, 2018).

10.26
First Amendment to Transmission Service Agreement dated October 9, 2018 by and between Central Maine Power Company and Fitchburg Gas and Electric Light Company (d/b/a Unitil) (incorporated herein by reference to Exhibit 10.3 to Form 8-K filed with the SEC on October 15, 2018).

10.27	Amended and Restated Executive Variable Pay Plan (incorporated herein by reference to Exhibit 10.1 to Form 8-K file with the Securities and Exchange Commission on June 6, 2022).†

10.28
Underwriting Agreement, dated May 14, 2019, by and among the Avangrid, Inc., Credit Agricole Securities (USA) Inc, MUFG Securities Americas Inc., Citigroup Global Markets Inc., and Wells Fargo Securities, LLC (incorporated herein by reference to Exhibit 1.1 to Form 8-K filed with the Securities and Exchange Commission on May 16, 2019).

10.29
Term Loan Credit Agreement, dated December 31, 2019, among Avangrid, Inc., The Several Lenders, Mizuho Bank, LTD and The Bank of Nova Scotia (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on January 7, 2020).

10.30
Underwriting Agreement, dated April 7, 2020, by and among Avangrid, Inc. and BBVA Securities Inc., BNP Paribas Securities Corp., BofA Securities, Inc. and MUFG Securities Americas Inc., as representatives of the several Underwriters named therein (incorporated herein by reference to Exhibit 1.1 to Form 8-K filed with the Securities and Exchange Commission on April 9, 2020).

10.31
Employment Agreement, dated June 11, 2020, by and between Avangrid Management Company, LLC and Dennis V. Arriola (incorporated herein by reference to Exhibit 10.1 of AVANGRID's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed with the Securities and Exchange Commission on July 31, 2020).†

Exhibit Number	Exhibit Description
10.32
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

10.33
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

10.34
Second Amendment to Transmission Service Agreement and Consent to Assignment dated June 25, 2020 by and between Central Maine Power Company and NSTAR Electric Company (d/b/a Eversource) (incorporated herein by reference to Exhibit 10.4 of AVANGRID's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed with the Securities and Exchange Commission on July 31, 2020).

10.35
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

10.36
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

10.37
Second Amendment to Transmission Service Agreement and Consent to Assignment dated June 25, 2020 by and between Central Maine Power Company and H.Q. Energy Services (U.S.) Inc. (incorporated herein by reference to Exhibit 10.7 of AVANGRID's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed with the Securities and Exchange Commission on July 31, 2020).

10.38
Second Amendment to Transmission Service Agreement and Consent to Assignment dated June 25, 2020 by and between Central Maine Power Company and H.Q. Energy Services (U.S.) Inc. (incorporated herein by reference to Exhibit 10.8 of AVANGRID's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed with the Securities and Exchange Commission on July 31, 2020).

10.39
Second Amendment to Transmission Service Agreement and Consent to Assignment dated June 25, 2020 by and between Central Maine Power Company and H.Q. Energy Services (U.S.) Inc. (incorporated herein by reference to Exhibit 10.9 of AVANGRID's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed with the Securities and Exchange Commission on July 31, 2020).

10.40
Second Amendment to Transmission Service Agreement and Consent to Assignment dated June 25, 2020 by and between Central Maine Power Company and H.Q. Energy Services (U.S.) Inc. (incorporated herein by reference to Exhibit 10.10 of AVANGRID's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed with the Securities and Exchange Commission on July 31, 2020).

10.41
Intra-Group Loan Agreement, dated December 14, 2020, between Avangrid, Inc. and Iberdrola, S.A. (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on December 18, 2020).

10.42	Employment Agreement, dated March 15, 2021, between Avangrid Management Company, LLC. and Catherine S. Stempien.†*

Exhibit Number	Exhibit Description
10.43
Side Letter Agreement, dated April 15, 2021, between Avangrid, Inc. and Iberdrola, S.A. (incorporated herein by reference to Exhibit 10.1 to AVANGRID’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2021).

10.44
Employment Agreement, dated June 13, 2021, between Avangrid Management Company, LLC. and R Scott Mahoney (incorporated herein by reference to Exhibit 10.1 to AVANGRID’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2021).†

10.45
Restructuring Agreement, dated September 15, 2021, among CI-II Park Holding LLC, CI III Park Holding LLC, CI IV Master DEVCO LLC, Avangrid Renewables, LLC and Vineyard Wind LLC. (incorporated herein by reference to Exhibit 10.1 to AVANGRID’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2021).

10.46
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

10.47
Form of Phantom Award Agreement (incorporated herein by reference to Exhibit 10.1 of AVANGRID’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed with the Securities and Exchange Commission on April 29, 2022).†

10.48
Employment Agreement, dated June 1, 2022, between Avangrid Management Company, LLC and Pedro Azagra Blázquez (incorporated herein by reference to Exhibit 10.1 of AVANGRID’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed with the Securities and Exchange Commission on July 27, 2022).†

10.49
Employment Agreement, dated June 29, 2022, between Avangrid Management Company, LLC and Patricia Cosgel (incorporated herein by reference to Exhibit 10.2 of AVANGRID’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed with the Securities and Exchange Commission on July 27, 2022).†

10.50
Separation Agreement and Release, dated September 8, 2022, between Avangrid Management Company, LLC and Dennis V. Arriola (incorporated herein by reference to Exhibit 10.1 of AVANGRID’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 filed with the Securities and Exchange Commission on October 26, 2022).†

10.51	Form of Restricted Stock Unit Award Agreement.†*

21.1	Significant subsidiaries of the Registrant.*

23.1	Consent of KPMG LLP, independent registered public accounting firm of Avangrid, Inc.*

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit Number	Exhibit Description
32	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2022, formatted as Inline XBRL and contained in Exhibit 101.

*	Filed herewith.

†	Compensatory plan or agreement.
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

Avangrid, Inc.
Date:	February 22, 2023	By:	/s/ Pedro Azagra Blázquez
Pedro Azagra Blázquez
Director and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Pedro Azagra Blázquez	Director and Chief Executive Officer (Principal Executive Officer)	February 22, 2023
Pedro Azagra Blázquez
/s/ Patricia C. Cosgel	Chief Financial Officer (Principal Financial Officer)	February 22, 2023
Patricia C. Cosgel
/s/ Scott M. Tremble	Controller (Principal Accounting Officer)	February 22, 2023
Scott M. Tremble
/s/ Ignacio S. Galán	Chairman of the Board	February 22, 2023
Ignacio S. Galán
/s/ John E. Baldacci	Director	February 22, 2023
John E. Baldacci
/s/ Daniel Alcain López	Director	February 22, 2023
Daniel Alcain López
/s/ Robert Duffy	Director	February 22, 2023
Robert Duffy
/s/ Teresa Herbert	Director	February 22, 2023
Teresa Herbert
/s/ Patricia Jacobs	Director	February 22, 2023
Patricia Jacobs
/s/ John L. Lahey	Director	February 22, 2023
John L. Lahey
/s/ Santiago Martinez Garrido	Director	February 22, 2023
Santiago Martinez Garrido
/s/ José Sáinz Armada	Director	February 22, 2023
José Sáinz Armada
/s/ Alan D. Solomont	Director	February 22, 2023
Alan D. Solomont
/s/ Camille Joseph Varlack	Director	February 22, 2023
Camille Joseph Varlack
/s/ Agustin Delgado Martin	Director	February 22, 2023
Agustin Delgado Martin
/s/ María Fátima Báñez García	Director	February 22, 2023
María Fátima Báñez García