Form 10-Q
period 2023-03-31
Avangrid, Inc.
filed 2023-04-26
CIK 1634997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of April 25, 2023, the registrant had 386,640,918 shares of common stock, par value $0.01, outstanding.

Avangrid, Inc.
REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2023

GLOSSARY OF TERMS AND ABBREVIATIONS
Unless the context indicates otherwise, the terms “we,” “our” and the “Company” are used to refer to Avangrid, Inc. and its subsidiaries.

2020 Joint Proposal	Joint proposal of NYSEG and RG&E and certain other signatory parties approved by the NYPSC on November 19, 2020, for a three-year rate plan for electric and gas service commencing December 1, 2020.
AOCI	Accumulated other comprehensive income
ARHI	Avangrid Renewables Holdings, Inc.
ARP	Alternative Revenue Programs
ASC	Accounting Standards Codification
AVANGRID	Avangrid, Inc.
BGC	The Berkshire Gas Company
PBR	Performance-Based Regulation
CfDs	Contracts for Differences
CFIUS	Committee on Foreign Investment in the United States
CL&P	The Connecticut Light and Power Company
CMP	Central Maine Power Company
CNG	Connecticut Natural Gas Corporation
DEEP	Connecticut Department of Energy and Environmental Protection
DIMP	Distribution Integrity Management Program
DOC	Department of Commerce
DPA	Deferred Payment Arrangements
DPU	Massachusetts Department of Public Utilities
EBITDA	Earnings before interest, taxes, depreciation and amortization
ESM	Earnings sharing mechanism
Evergreen Power	Evergreen Power, LLC
English Station	The former generation site on the Mill River in New Haven, Connecticut
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCC	Federal Communications Commission
FERC	Federal Energy Regulatory Commission
FirstEnergy	FirstEnergy Corp.
Form 10-K	Avangrid, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 1, 2023.
HLBV	Hypothetical Liquidation at Book Value
HSR	Hart-Scott-Rodino Antitrust Improvements Act of 1976
IRA	Inflation Reduction Act
Iberdrola	Iberdrola, S.A.
Iberdrola Group	The group of companies controlled by Iberdrola, S.A.
Installed capacity	The production capacity of a power plant or wind farm based either on its rated (nameplate) capacity or actual capacity.
ISO	Independent system operator
Klamath Plant	Klamath gas-fired cogeneration facility located in the city of Klamath, Oregon.
KW	Kilowatts
LIBOR	The London Interbank Offered Rate
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Avangrid, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended March 31,
	2023	2022
(Millions, except for number of shares and per share data)
Operating Revenues	$2,466	$2,133
Operating Expenses
Purchased power, natural gas and fuel used	977	741
Operations and maintenance	761	651
Depreciation and amortization	280	261
Taxes other than income taxes	183	178
Total Operating Expenses	2,201	1,831
Operating Income	265	302
Other Income and (Expense)
Other income	25	11
Earnings from equity method investments	2	253
Interest expense, net of capitalization	(95)	(71)
Income Before Income Tax	197	495
Income tax (benefit) expense	(18)	68
Net Income	215	427
Net loss attributable to noncontrolling interests	30	18
Net Income Attributable to Avangrid, Inc.	$245	$445
Earnings Per Common Share, Basic	$0.63	$1.15
Earnings Per Common Share, Diluted	$0.63	$1.15
Weighted-average Number of Common Shares Outstanding:
Basic	386,744,996	386,698,132
Diluted	387,077,213	387,114,285
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended March 31,
	2023	2022
(Millions)
Net Income	$215	$427
Other Comprehensive Income (Loss)
Gain for defined benefit plans, net of income taxes of $0 and $3, respectively	—	8
Amortization of pension cost, net of income taxes of $0 and $0, respectively	—	1
Unrealized (loss) gain from equity method investment, net of income taxes of $0 and $5, respectively	(1)	15
Unrealized loss during the period on derivatives qualifying as cash flow hedges, net of income tax of $(1) and $(15), respectively	(2)	(39)
Reclassification to net income of loss on cash flow hedges, net of income taxes $18 and $4, respectively	52	11
Other Comprehensive Income (Loss)	49	(4)
Comprehensive Income	264	423
Net loss attributable to noncontrolling interests	30	18
Comprehensive Income Attributable to Avangrid, Inc.	$294	$441
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
As of	2023	2022
(Millions)
Assets
Current Assets
Cash and cash equivalents	$72	$69
Accounts receivable and unbilled revenues, net	1,669	1,737
Accounts receivable from affiliates	2	5
Notes receivable from affiliates	3	3
Derivative assets	65	60
Fuel and gas in storage	185	268
Materials and supplies	249	235
Prepayments and other current assets	406	386
Regulatory assets	489	447
Total Current Assets	3,140	3,210
Total Property, Plant and Equipment ($2,698 and $2,707 related to VIEs, respectively)	31,249	30,994
Operating lease right-of-use assets	199	159
Equity method investments	440	437
Other investments	43	49
Regulatory assets	2,473	2,321
Other Assets
Goodwill	3,119	3,119
Intangible assets	278	281
Derivative assets	104	140
Other	413	413
Total Other Assets	3,914	3,953
Total Assets	$41,458	$41,123
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
As of	2023	2022
(Millions, except share information)
Liabilities
Current Liabilities
Current portion of debt	$413	$412
Notes payable	1,291	566
Notes payable to affiliates	2	2
Interest accrued	93	66
Accounts payable and accrued liabilities	1,562	2,007
Accounts payable to affiliates	16	39
Dividends payable	170	170
Taxes accrued	78	61
Operating lease liabilities	12	13
Derivative liabilities	98	133
Other current liabilities	483	593
Regulatory liabilities	352	354
Total Current Liabilities	4,570	4,416
Regulatory liabilities	2,884	2,915
Other Non-current Liabilities
Deferred income taxes	2,270	2,234
Deferred income	1,048	1,062
Pension and other postretirement	484	491
Operating lease liabilities	201	161
Derivative liabilities	135	164
Asset retirement obligations	277	273
Environmental remediation costs	277	279
Other	559	563
Total Other Non-current Liabilities	5,251	5,227
Non-current debt	8,235	8,215
Non-current debt to affiliate	8	8
Total Non-current Liabilities	16,378	16,365
Total Liabilities	20,948	20,781
Commitments and Contingencies
Equity
Stockholders’ Equity:
Common stock, $.01 par value, 500,000,000 shares authorized, 387,747,089 and 387,734,757 shares issued; 386,640,918 and 386,628,586 shares outstanding, respectively	3	3
Additional paid in capital	17,697	17,694
Treasury stock	(47)	(47)
Retained earnings	1,985	1,910
Accumulated other comprehensive loss	(131)	(180)
Total Stockholders’ Equity	19,507	19,380
Non-controlling interests	1,003	962
Total Equity	20,510	20,342
Total Liabilities and Equity	$41,458	$41,123
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2023	2022
(Millions)
Cash Flow from Operating Activities:
Net income	$215	$427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	280	261
Regulatory assets/liabilities amortization and carrying cost	(32)	2
Pension cost	(3)	8
Earnings from equity method investments	(2)	(253)
Distributions of earnings received from equity method investments	6	5
Unrealized loss on marked-to-market derivative contracts	4	3
Deferred taxes	(1)	51
Other non-cash items	(5)	—
Changes in operating assets and liabilities:
Current assets	82	(183)
Noncurrent assets	(96)	(127)
Current liabilities	(242)	196
Noncurrent liabilities	(2)	(2)
Net Cash Provided by Operating Activities	204	388
Cash Flow from Investing Activities:
Capital expenditures	(836)	(811)
Contributions in aid of construction	19	30
Proceeds from sale of assets	6	3
Proceeds from notes receivable from affiliates	1	—
Distributions received from equity method investments	2	2
Other investments and equity method investments, net	(11)	(172)
Net Cash Used in Investing Activities	(819)	(948)
Cash Flow from Financing Activities:
Non-current debt issuances	—	149
Repayments of non-current debt	(4)	(89)
Receipts (Repayments) of other short-term debt, net	722	(161)
Repayments of financing leases	(1)	(6)
Issuance of common stock	—	(1)
Distributions to noncontrolling interests	(3)	(1)
Contributions from noncontrolling interests	74	13
Dividends paid	(170)	(170)
Net Cash Provided by (Used in) Financing Activities	618	(266)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	3	(826)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	72	1,477
Cash, Cash Equivalents and Restricted Cash, End of Period	$75	$651
Supplemental Cash Flow Information
Cash paid for interest, net of amounts capitalized	$56	$55
Cash (refunded) paid for income taxes	$(1)	$5
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(unaudited)

	Avangrid, Inc. Stockholders
(Millions, except for number of shares )	Number of shares (*)	Common Stock	Additional paid-in capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total
As of December 31, 2021	386,568,104	$3	$17,679	$(47)	$1,714	$(273)	$19,076	$885	$19,961
Net income (loss)	—	—	—	—	445	—	445	(18)	427
Other comprehensive loss, net of tax of $(3)	—	—	—	—	—	(4)	(4)	—	(4)
Comprehensive income									423
Dividends declared, $0.44/share	—	—	—	—	(340)	—	(340)	—	(340)
Issuance of common stock	56,127	—	(1)	—	—	—	(1)	—	(1)
Stock-based compensation	—	—	5	—	—	—	5	—	5
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1)	(1)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	13	13
As of March 31, 2022	386,624,231	$3	$17,683	$(47)	$1,819	$(277)	$19,181	$879	$20,060
As of December 31, 2022	386,628,586	$3	$17,694	$(47)	$1,910	$(180)	$19,380	$962	$20,342
Net income (loss)	—	—	—	—	245	—	245	(30)	215
Other comprehensive income, net of tax of $17	—	—	—	—	—	49	49	—	49
Comprehensive income									264
Dividends declared, $0.44/share	—	—	—	—	(170)	—	(170)	—	(170)
Issuance of common stock	12,332	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	3	—	—	—	3	—	3
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3)	(3)
Contributions from noncontrolling interests	—	—	—	—		—	—	74	74
As of March 31, 2023	386,640,918	$3	$17,697	$(47)	$1,985	$(131)	$19,507	$1,003	$20,510
(*) Par value of share amounts is $0.01
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 1. Background and Nature of Operations
Avangrid, Inc. (AVANGRID, we or the Company) is an energy services holding company engaged in the regulated energy transmission and distribution business through its principal subsidiary, Avangrid Networks, Inc. (Networks), and in the renewable energy generation business through its principal subsidiary, Avangrid Renewables Holding, Inc. (ARHI). ARHI in turn holds subsidiaries including Avangrid Renewables, LLC (Renewables). Iberdrola, S.A. (Iberdrola), a corporation organized under the laws of the Kingdom of Spain, owns 81.6% of the outstanding common stock of AVANGRID. The remaining outstanding shares are owned by various shareholders, with approximately 14.7% of AVANGRID's outstanding shares publicly-traded on the New York Stock Exchange (NYSE).
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
Consummation of the Merger (Closing) is subject to the satisfaction or waiver of certain customary closing conditions, including, without limitation, the approval of the Merger Agreement by the holders of at least a majority of the outstanding shares of PNMR common stock entitled to vote thereon, the absence of any material adverse effect on PNMR, the receipt of certain required regulatory approvals (including approvals from the Public Utility Commission of Texas (PUCT), the New Mexico Public Regulation Commission (NMPRC), the Federal Energy Regulatory Commission (FERC), the Federal Communications Commission (FCC), the Committee on Foreign Investment in the United States (CFIUS), the Nuclear Regulatory Commission (NRC) and approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR)), the Four Corners Divestiture Agreements (as defined below) being in full force and effect and all applicable regulatory filings associated therewith being made, as well as holders of no more than 15% of the outstanding shares of PNMR common stock validly exercising their dissenters’ rights. On February 12, 2021, the shareholders of PNMR approved the proposed Merger. As of November 1, 2021, the Merger had obtained all regulatory approvals other than from the NMPRC. On November 1, 2021, after public hearing and briefing on the matter, the hearing examiner in the Merger proceeding at the NMPRC issued an unfavorable recommendation related to the amended stipulated agreement entered into by PNMR's subsidiary, Public Service Company of New Mexico (PNM), AVANGRID and a number of interveners in the NMPRC proceeding with respect to consideration of the joint Merger application. On December 8, 2021, the NMPRC issued an order rejecting the amended stipulated agreement. On January 3, 2022, AVANGRID and PNM filed a notice of appeal of the December 8, 2021 decision of the NMPRC with the New Mexico Supreme Court. The Statement of Issues was filed on February 2, 2022 and the Brief in Chief was filed on April 7, 2022. On June 14, 2022, the NMPRC filed its Answer Brief. On June 13, 2022, New Energy Economy, an intervener in the Merger proceeding, filed its Answer Brief. AVANGRID's Reply Brief was filed on August 5, 2022. On March 8, 2023, AVANGRID, PNM and the NMPRC filed a motion to dismiss the appeal and remand the proceeding back to the NMPRC for further proceedings. The motion states that, once granted, AVANGRID and PNM intend to file a motion for rehearing and/or reconsideration at the NMPRC. One party opposed the motion and certain other parties have sought clarification regarding the process that the NMPRC would implement on remand.
On February 24, 2022, the FCC granted an extension to its approval to transfer operating licenses in connection with the Merger, which was further extended on August 9, 2022 and again on February 16, 2023. On May 20, 2022, the NRC issued an order extending the effectiveness of its approval until May 25, 2023, and again on March 14, 2023 until May 25, 2024. Furthermore, a new HSR filing was submitted and the waiting period expired at 11:50 pm on March 10, 2023, providing HSR clearance for another year. On September 21, 2022, New Energy Economy filed a motion to show cause with the NMPRC alleging that AVANGRID and PNM have engaged in a misleading joint advertising and sponsorship strategy and requesting an investigation. AVANGRID and PNM filed a reply to the motion to show cause on October 11, 2022. On December 14, 2022, the NMPRC issued an order denying the motion.

In addition, on January 3, 2022, AVANGRID, PNMR and Merger Sub entered into an Amendment to the Merger Agreement (the First Amendment), pursuant to which AVANGRID, PNMR and Merger Sub each agreed to extend the “End Date” for consummation of the Merger until April 20, 2023. The parties acknowledged in the First Amendment that the required regulatory approval from the NMPRC had not been obtained and that the parties reasonably determined that such outstanding approval would not be obtained by April 20, 2022. In light of this outstanding approval, the parties determined to approve the First Amendment. Subsequently, on April 12, 2023, AVANGRID, PNMR and Merger Sub entered into a Second Amendment to the Merger Agreement (the Second Amendment), pursuant to which AVANGRID, PNMR and Merger Sub each agreed to further extend the “End Date” for consummation of the Merger until July 20, 2023. The parties acknowledged in the Second Amendment that the required regulatory approval from the NMPRC had not been obtained and that the parties reasonably determined that such outstanding approval would not be obtained by April 20, 2023. As amended by the Second Amendment, the Merger Agreement may be terminated by each of AVANGRID and PNMR under certain circumstances, including if the Merger is not consummated by July 20, 2023. During the pendency of the appeal described above, certain required regulatory approvals and consents may expire and AVANGRID and PNMR will reapply and/or apply for extensions of such approvals, as the case may be. We cannot predict the outcome of any other re-applications or requests for extensions of such approvals that may be required.
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
The Merger Agreement (as amended) provides for certain customary termination rights including the right of either party to terminate the Merger Agreement if the Merger is not completed on or before July 20, 2023. The Merger Agreement further provides that, upon termination of the Merger Agreement under certain specified circumstances (including if AVANGRID terminates the Merger Agreement due to a change in recommendation of the board of directors of PNMR or if PNMR terminates the Merger Agreement to accept a superior proposal (as defined in the Merger Agreement)), PNMR will be required to pay AVANGRID a termination fee of $130 million. In addition, the Merger Agreement provides that (i) if the Merger Agreement is terminated by either party due to a failure of a regulatory closing condition and such failure is the result of AVANGRID’s breach of its regulatory covenants, or (ii) AVANGRID fails to effect the Closing when all closing conditions have been satisfied and it is otherwise obligated to do so under the Merger Agreement, then, in either such case, upon termination of the Merger Agreement, AVANGRID will be required to pay PNMR a termination fee of $184 million as the sole and exclusive remedy. Upon the termination of the Merger Agreement under certain specified circumstances involving a breach of the Merger Agreement, either PNMR or AVANGRID will be required to reimburse the other party’s reasonable and documented out-of-pocket fees and expenses up to $10 million (which amount will be credited toward, and offset against, the payment of any applicable termination fee).
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

Note 2. Basis of Presentation
The accompanying condensed consolidated financial statements should be read in conjunction with the Form 10-K for the fiscal year ended December 31, 2022.
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
In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly our condensed consolidated financial statements for the interim periods described herein. All such adjustments are of a normal and recurring nature, except as otherwise disclosed. The results for the three months ended March 31, 2023, are not necessarily indicative of the results for the entire fiscal year ending December 31, 2023.
Note 3. Significant Accounting Policies and New Accounting Pronouncements
The new accounting pronouncements we have adopted as of January 1, 2023, and reflected in our condensed consolidated financial statements are described below. There have been no other material changes to the significant accounting policies described in our Form 10-K for the fiscal year ended December 31, 2022, except for those described below resulting from the adoption of new authoritative accounting guidance issued by the Financial Accounting Standards Board (FASB).
Adoption of New Accounting Pronouncements
(a) Disclosure of Supplier Finance Program Obligations
In September 2022, the FASB issued new disclosure requirements for supplier finance programs. These requirements include key terms of the program, the amount of obligations that remain unpaid at the end of an accounting period, a description of where those obligations are presented in the balance sheet and a roll forward of those obligations during the annual period. We adopted the new disclosure requirements pursuant to this guidance on January 1, 2023.
Accounting Pronouncements Issued but Not Yet Adopted
There are no new accounting pronouncements not yet adopted, including those issued since December 31, 2022, that will materially affect our condensed consolidated financial statements.
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
Contract Costs and Contract Liabilities
We recognize an asset for incremental costs of obtaining a contract with a customer when we expect the benefit of those costs to be longer than one year. We have contract assets for costs from development success fees, which we paid during the solar asset development period in 2018, and will amortize ratably into expense over the 15-year life of the power purchase agreement (PPA), expected to commence in November 2023 upon commercial operation. Contract assets totaled $9 million at both March 31, 2023 and December 31, 2022, and are presented in "Other non-current assets" on our condensed consolidated balance sheets.
We have contract liabilities for revenue from transmission congestion contract (TCC) auctions, for which we receive payment at the beginning of an auction period, and amortize ratably each month into revenue over the applicable auction period. The auction periods range from six months to two years. TCC contract liabilities totaled $16 million and $33 million at March 31, 2023 and December 31, 2022, respectively, and are presented in "Other current liabilities" on our condensed consolidated balance sheets. We recognized $17 million and $8 million as revenue during the three months ended March 31, 2023 and 2022, respectively.

Revenues disaggregated by major source for our reportable segments for the three months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended March 31, 2023
	Networks	Renewables	Other (b)	Total
(Millions)
Regulated operations – electricity	$1,308	$—	$—	$1,308
Regulated operations – natural gas	722	—	—	722
Nonregulated operations – wind	—	216	—	216
Nonregulated operations – solar	—	4	—	4
Nonregulated operations – thermal	—	55	—	55
Other(a)	(3)	(13)	—	(16)
Revenue from contracts with customers	2,027	262	—	2,289
Leasing revenue	2	—	—	2
Derivative gains	—	122	—	122
Alternative revenue programs	37	—	—	37
Other revenue	10	6	—	16
Total operating revenues	$2,076	$390	$—	$2,466

	Three Months Ended March 31, 2022
	Networks	Renewables	Other (b)	Total
(Millions)
Regulated operations – electricity	$1,170	$—	$—	$1,170
Regulated operations – natural gas	721	—	—	721
Nonregulated operations – wind	—	220	—	220
Nonregulated operations – solar	—	7	—	7
Nonregulated operations – thermal	—	13	—	13
Other(a)	22	16	—	38
Revenue from contracts with customers	1,913	256	—	2,169
Leasing revenue	3	—	—	3
Derivative losses	—	(63)	—	(63)
Alternative revenue programs	12	—	—	12
Other revenue	7	5	—	12
Total operating revenues	$1,935	$198	$—	$2,133
(a) Primarily includes certain intra-month trading activities, billing, collection and administrative charges, sundry billings and other miscellaneous revenue.
(b) Does not represent a segment. Includes Corporate and intersegment eliminations.
As of March 31, 2023 and December 31, 2022, accounts receivable balances related to contracts with customers were approximately $1,603 million and $1,622 million, respectively, including unbilled revenues of $410 million and $541 million, which are included in “Accounts receivable and unbilled revenues, net” on our condensed consolidated balance sheets.

As of March 31, 2023, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) were as follows:

As of March 31, 2023	2024	2025	2026	2027	2028	Thereafter	Total
(Millions)
Revenue expected to be recognized on multiyear retail energy sales contracts in place	$1	$—	$—	$—	$—	$—	$1
Revenue expected to be recognized on multiyear capacity and carbon-free energy sale contracts	85	12	10	7	5	60	179
Revenue expected to be recognized on multiyear renewable energy credit sale contracts	53	23	5	3	1	2	87
Total operating revenues	$139	$35	$15	$10	$6	$62	$267
As of March 31, 2023, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) for the remainder of 2023 was $109 million.
We do not disclose information about remaining performance obligations for contracts for which we recognize revenue in the amount to which we have the right to invoice (e.g., usage-based pricing terms).
Note 5. Regulatory Assets and Liabilities
Pursuant to the requirements concerning accounting for regulated operations, our utilities capitalize as regulatory assets incurred and accrued costs that are probable of recovery in future electric and natural gas rates. We base our assessment of whether recovery is probable on the existence of regulatory orders that allow for recovery of certain costs over a specific period, or allow for reconciliation or deferral of certain costs. When costs are not treated in a specific regulatory order, we use regulatory precedent to determine if recovery is probable. Our operating utilities also record, as regulatory liabilities, obligations to refund previously collected revenue or to spend revenue collected from customers on future costs. The primary items that are not included in rate base or accruing carrying costs are regulatory assets for qualified pension and other postretirement benefits, which reflect unrecognized actuarial gains and losses; debt premium; environmental remediation costs, which are primarily the offset of accrued liabilities for future spending; unfunded future income taxes, which are the offset to the unfunded future deferred income tax liability recorded; asset retirement obligations; hedge losses; and contracts for differences. As of March 31, 2023, the total net amount of these items is approximately $1,012 million.
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
The order provided additional funding for staffing increases, vegetation management programs and storm restoration costs, while retaining the basic tiered structure for storm cost recovery implemented in the 2014 stipulation. The MPUC order also retained the RDM implemented in 2014. The order denied CMP’s request to increase rates for higher costs associated with services provided by its affiliates and ordered the initiation of a management audit to evaluate whether CMP's current management structure, and the management and other services from its affiliates, are appropriate and in the interest of Maine customers. The management audit was commenced in July 2020 by the MPUC's consultants and culminated with a report issued by the MPUC’s consultants in July 2021. On February 18, 2022, the MPUC opened a narrowly tailored follow-on investigation examining how CMP and its customers are affected by decisions made at the CMP corporate parent level about earnings, capital budgeting, and planning. In this context, the investigation will also examine regulatory approaches and structures including ratemaking and performance mechanisms. In an order dated February 7, 2023, the MPUC closed this investigation after consolidating its records with CMP’s pending rate case.
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
On August 11, 2022, CMP filed a three-year rate plan, with adjustments to the distribution revenue requirement in each year. In its filing, CMP has set the three rate years as May 10, 2023 to May 9, 2024 (“Rate Year 1”); May 10, 2024 to May 9, 2025 (“Rate Year 2”); and May 10, 2025 to May 9, 2026 (“Rate Year 3”). The requested Rate Year revenue requirement increases for the rate years are $48 million, $28 million and $23 million, respectively. The revenue requirement adjustments are based on a test year ending December 31, 2021. The requested revenue changes for each rate year of the proposal are subject to four adjustment mechanisms: (1) a yearly review of plant additions with potential downward reconciliation in the event of an underspend, (2) a capital adjustment mechanism for certain incremental pole replacements, broadband work, electric vehicle work, energy storage projects, and metering system upgrades, (3) a symmetrical inflation reconciliation adjustment, and (4) reconciliation of the benefits associated with the tax basis repair deduction. Other parties filed direct testimony in this proceeding on December 2, 2022 and CMP filed rebuttal testimony on February 7, 2023. Settlement discussions are on-going and technical conferences are scheduled for mid-May 2023. New rates are expected to take effect on or around August 2023. We cannot predict the outcome of this matter.
NYSEG and RG&E Rate Plans
On November 19, 2020, the NYPSC approved a new three-year rate plan for NYSEG & RG&E (2020 Joint Proposal), with modifications to the rate increases at the two electric businesses. The effective date of new tariffs was December 1, 2020 with a make-whole provision back to April 17, 2020. The proposed rates facilitate the companies’ transition to a cleaner energy future while allowing for important initiatives such as COVID-19 relief for customers and additional funding for vegetation management, hardening/resiliency and emergency preparedness. The rate plans continue the RAM designed to return or collect certain defined reconciled revenues and costs, have new depreciation rates and continue existing RDMs for each business. The 2020 Joint Proposal bases delivery revenues on an 8.80% ROE and 48.00% equity ratio; however, for the proposed earnings sharing mechanism, the equity ratio is the lower of the actual equity ratio or 50.00%. The below table provides a summary of the approved delivery rate increases and delivery rate percentages, including rate levelization and excluding energy efficiency, which is a pass-through, for all four businesses. Rate years two and three commence on May 1, 2021 and 2022, respectively:

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
On September 16, 2022, the NYPSC suspended new tariffs and rates through April 21, 2023. On October 19, 2022, consistent with the Administrative Law Judge’s’ July 1, 2022 Ruling on Schedule and Party Status, NYSEG and RG&E voluntarily agreed to 60-day extension of maximum suspension period through June 20, 2023, subject to a make-whole provision. On December

21, 2022, NYSEG and RG&E voluntarily agreed to further 60-day extension of maximum suspension period to postpone through August 19, 2023, subject to a make-whole provision. On February 16, 2023, NYSEG and RG&E voluntarily agreed to a further 30-day extension of the suspension period through September 18, 2023, subject to a make-whole provision. On April 11, 2023, the NYSEG and RG&E requested a further 30-day suspension through October 18, 2023, subject to a make-whole provision. During this time, the parties have conducted multi-party rate case settlement negotiations. We cannot predict the outcome of this proceeding.
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
On September 9, 2022, UI filed a distribution revenue requirement case. UI’s filing proposes a three-year rate plan commencing September 1, 2023 through August 31, 2026. The filing is based on a test year ending December 31, 2021, for the rate years beginning September 1, 2023 (“UI Rate Year 1”), September 1, 2024 (“UI Rate Year 2”), and September 1, 2025 (“UI Rate Year 3”). UI is requesting that PURA approve new distribution rates to recover an increase in revenue requirements of approximately $102 million in UI Rate Year 1, an incremental approximately $17 million in UI Rate Year 2, and an incremental approximately $17 million in UI Rate Year 3, compared to total revenues that would otherwise be recovered under UI’s current rate schedules. UI’s Rate Plan also includes several measures to moderate the impact of the proposed rate update for all customers, including, without limitation a rate levelization proposal to spread the proposed total rate increase over the three rate years, which would result in a change in revenue in UI Rate Year 1 of approximately $54 million. Other parties filed direct testimony on December 13, 2022 and UI filed its rebuttal testimony on January 6, 2023. Rate case hearings started on February 16, 2023 and concluded on March 22, 2023 with initial briefs due April 27, 2023. Litigation of the case is expected to take approximately one year with new rates expected to go into effect on or around September 2023. We cannot predict the outcome of this matter.
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

Regulatory assets as of March 31, 2023 and December 31, 2022, respectively, consisted of:

	March 31,	December 31,
As of	2023	2022
(Millions)
Pension and other post-retirement benefits cost deferrals	$363	$365
Pension and other post-retirement benefits	70	93
Storm costs	766	671
Rate adjustment mechanism	55	41
Revenue decoupling mechanism	66	52
Transmission revenue reconciliation mechanism	7	11
Contracts for differences	52	56
Hardship programs	31	33
Plant decommissioning	1	1
Deferred purchased gas	9	56
Environmental remediation costs	247	248
Debt premium	62	64
Unamortized losses on reacquired debt	20	19
Unfunded future income taxes	504	492
Federal tax depreciation normalization adjustment	135	137
Asset retirement obligation	20	20
Deferred meter replacement costs	57	55
COVID-19 cost recovery and late payment surcharge	14	17
Low income arrears forgiveness	68	31
Excess generation service charge	77	24
System Expansion	16	21
Non-bypassable charge	46	14
Hedges losses	50	13
Other	226	234
Total regulatory assets	2,962	2,768
Less: current portion	489	447
Total non-current regulatory assets	$2,473	$2,321
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
“Hedge losses” represents the deferred fair value losses on electric and gas hedge contracts.
“Other” includes post-term amortization deferrals and various items subject to reconciliation including debt rate reconciliation and deferred property tax.
Regulatory liabilities as of March 31, 2023 and December 31, 2022, respectively, consisted of:

	March 31,	December 31,
As of	2023	2022
(Millions)
Energy efficiency portfolio standard	$25	$30
Gas supply charge and deferred natural gas cost	28	15
Pension and other post-retirement benefits cost deferrals	112	117
Carrying costs on deferred income tax bonus depreciation	5	9
Carrying costs on deferred income tax - Mixed Services 263(a)	2	3
2017 Tax Act	1,218	1,232
Rate Change Levelization	13	25
Revenue decoupling mechanism	8	13
Accrued removal obligations	1,167	1,178
Economic development	17	20
Positive benefit adjustment	14	16
Theoretical reserve flow thru impact	3	3
Deferred property tax	17	17
Net plant reconciliation	9	11
Debt rate reconciliation	27	32
Rate refund – FERC ROE proceeding	36	36
Transmission congestion contracts	32	31
Merger-related rate credits	9	10
Accumulated deferred investment tax credits	22	22
Asset retirement obligation	17	18
Earning sharing provisions	8	13
Middletown/Norwalk local transmission network service collections	16	17
Low income programs	19	18
Non-firm margin sharing credits	24	27
New York 2018 winter storm settlement	1	1
Non by-passable charges	63	76
Transmission revenue reconciliation mechanism	73	75
Other	251	204
Total regulatory liabilities	3,236	3,269
Less: current portion	352	354
Total non-current regulatory liabilities	$2,884	$2,915
“Energy efficiency portfolio standard” represents the costs of energy efficiency programs deferred for future recovery to the extent they exceed the amount in rates. A portion of this balance is amortized through current rates, the remaining portion will be refunded in future periods through future rate cases. The amortization period in current rates is three years and began in 2020.
“Gas supply charge and deferred natural gas cost" reflects the actual costs of purchasing, transporting and storing of natural gas. Gas supply reconciliation is determined by comparing actual gas supply expenses to the monthly gas cost recoveries in rates. Prior rate year balances are collected/returned to customers beginning the next calendar year.
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
“Rate change levelization" adjusts the New York delivery rate increases across the three-year plan to avoid unnecessary spikes and offsetting dips in customer rates. A portion of this balance is amortized through current rates, the remaining portion will be refunded in future periods through future rate cases. The amortization period in current rates is five years and began in 2020.
“Revenue decoupling mechanism" represents the mechanism established to disassociate the utility's profits from its delivery/commodity sales.
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
“Deferred property tax" represents the difference between actual expense for property taxes recoverable from customers and the amount provided for in rates. A portion of this balance is amortized through current rates, the remaining portion will be refunded in future periods through future rate cases. The amortization period in current rates is five years and began in 2020.

“Net plant reconciliation” represents the reconciliation of the actual electric and gas net plant and book depreciation to the targets set forth in the 2020 Joint Proposal. A portion of this balance is amortized through current rates, the remaining portion will be refunded in future periods through future rate cases. The amortization period in current rates is five years and began in 2020.
“Debt rate reconciliation” represents the over/under collection of costs related to debt instruments identified in the rate case. Costs would include interest, commissions and fees versus amounts included in rates.
“Rate refund - FERC ROE proceeding” represents the reserve associated with the FERC proceeding around the base return on equity (ROE) reflected in ISO New England, Inc.’s (ISO-NE) open access transmission tariff (OATT). See Note 8 for more details.
“Transmission congestion contracts” represents deferral of the Nine Mile 2 Nuclear Plant transmission congestion contract at RG&E. A portion of this balance is amortized through current rates, the remaining portion will be refunded in future periods through future rate cases. The amortization period in current rates is five years and began in 2020.
“Merger-related rate credits” resulted from the acquisition of UIL. This is being used to moderate increases in rates. During both the three months ended March 31, 2023 and 2022, $1 million of rate credits were applied against customer bills.
“Asset retirement obligation” represents the differences in timing of the recognition of costs associated with our AROs and the collection of such amounts through rates. This amount is being amortized at the related depreciation and accretion amounts of the underlying liability.
“Earning sharing provisions” represents the annual earnings over the earnings sharing threshold. A portion of this balance is amortized through current rates, the remaining portion will be refunded in future periods through future rate cases.
“Middletown/Norwalk local transmission network service collections” represents allowance for funds used during construction of the Middletown/Norwalk transmission line, which is being amortized over the useful life of the project.
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
We determine the fair value of our derivative assets and liabilities associated with Renewables activities utilizing market approach valuation techniques. Exchange-traded transactions, such as New York Mercantile Exchange (NYMEX) futures contracts, that are based on quoted market prices in active markets for identical products with no adjustment are included in fair value Level 1. Contracts with delivery periods of two years or less which are traded in active markets and are valued with or derived from observable market data for identical or similar products such as over-the-counter NYMEX foreign exchange swaps, and fixed price physical and basis and index trades are included in fair value Level 2. Contracts with delivery periods exceeding two years or that have unobservable inputs or inputs that cannot be corroborated with market data for identical or similar products are included in fair value Level 3. The unobservable inputs include modeled volumes on unit-contingent contracts, extrapolated power curves through May 2032 and scheduling assumptions on California power exports to cover Nevada physical power sales. The valuation for this category is based on our judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists.
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
Restricted cash was $3 million as of both March 31, 2023 and December 31, 2022, respectively and is included in "Other Assets" on our condensed consolidated balance sheets.

The financial instruments measured at fair value as of March 31, 2023 and December 31, 2022, respectively, consisted of:

As of March 31, 2023	Level 1	Level 2	Level 3	Netting	Total
(Millions)
Equity investments with readily determinable fair values	$29	$13	$—	$—	$42
Derivative assets
Derivative financial instruments - power	$15	$58	$134	$(137)	$70
Derivative financial instruments - gas	—	26	4	(22)	8
Contracts for differences	—	—	1	—	1
Derivative financial instruments – Other	—	90	—	—	90
Total	$15	$174	$139	$(159)	$169
Derivative liabilities
Derivative financial instruments - power	$(55)	$(245)	$(72)	$288	$(84)
Derivative financial instruments - gas	(10)	(20)	—	29	(1)
Contracts for differences	—	—	(53)	—	(53)
Derivative financial instruments – Other	—	(95)	—	—	(95)
Total	$(65)	$(360)	$(125)	$317	$(233)

As of December 31, 2022	Level 1	Level 2	Level 3	Netting	Total
(Millions)
Equity investments with readily determinable fair values	$35	$13	$—	$—	$48
Derivative assets
Derivative financial instruments - power	$37	$55	$165	$(177)	$80
Derivative financial instruments - gas	1	47	—	(45)	3
Contracts for differences	—	—	1	—	1
Derivative financial instruments – Other	—	116	—	—	116
Total	$38	$218	$166	$(222)	$200
Derivative liabilities
Derivative financial instruments - power	$(46)	$(350)	$(93)	$364	$(125)
Derivative financial instruments - gas	(4)	(26)	—	30	—
Contracts for differences	—	—	(57)	—	(57)
Derivative financial instruments - Other	—	(115)	—	—	(115)
Total	$(50)	$(491)	$(150)	$394	$(297)

The reconciliation of changes in the fair value of financial instruments based on Level 3 inputs for the three months ended March 31, 2023 and 2022, respectively, is as follows:

	Three Months Ended March 31,
(Millions)	2023	2022
Fair Value Beginning of Period,	$16	$(69)
Gains recognized in operating revenues	—	38
(Losses) recognized in operating revenues	(3)	(40)
Total losses recognized in operating revenues	(3)	(2)
Gains recognized in OCI	11	2
(Losses) recognized in OCI	(3)	(63)
Total gains (losses) recognized in OCI	8	(61)
Net change recognized in regulatory assets and liabilities	4	4
Purchases	9	(1)
Settlements	(20)	5
Fair Value as of March 31,	$14	$(124)
Losses for the period included in operating revenues attributable to the change in unrealized gains relating to financial instruments still held at the reporting date	$(3)	$(2)
Level 3 Fair Value Measurement
The table below illustrates the significant sources of unobservable inputs used in the fair value measurement of our Level 3 derivatives and the variability in prices for those transactions classified as Level 3 derivatives.

As of March 31, 2023
Index	Avg.	Max.	Min.
NYMEX ($/MMBtu)	$4.53	$9.86	$1.99
AECO ($/MMBtu)	$3.20	$10.80	$1.23
Ameren ($/MWh)	$54.23	$225.62	$22.08
COB ($/MWh)	$80.39	$400.10	$10.85
ComEd ($/MWh)	$49.88	$222.49	$18.78
ERCOT S hub ($/MWh)	$49.97	$320.63	$16.85
Mid C ($/MWh)	$77.60	$400.10	$7.85
AEP-DAYTON hub ($/MWh)	$55.26	$229.75	$24.44
PJM W hub ($/MWh)	$58.12	$227.60	$24.76
Our Level 3 valuations primarily consist of Hydro PPAs utilized for balancing services for the Northwest wind fleet, power swaps with delivery periods extending through May 2032 hedging Midwest and Texas wind farms and physical power sales agreements in Nevada.
We considered the measurement uncertainty regarding the Level 3 gas and power positions to changes in the valuation inputs. Given the nature of the transactions in Level 3, the primary input to the valuation is the market price of gas or power for transactions with delivery periods exceeding two years. The fixed price power swaps are economic hedges of future power generation, with decreases in power prices resulting in unrealized gains and increases in power prices resulting in unrealized losses. The hydro PPAs are long capacity/energy positions in the Northwest that provide balancing services with increases in power prices resulting in unrealized gains and decreases in power prices resulting in unrealized losses. The gas swaps are economic hedges of fuel purchases for a combined cycle gas plant, with increases in gas prices resulting in unrealized gains and decreases in gas prices resulting in unrealized losses. As all transactions are economic hedges of the underlying position, any changes in the fair value of these transactions will be offset by changes in the anticipated purchase/sales price of the underlying commodity.
Two elements of the analytical infrastructure employed in valuing transactions are the price curves used in the calculation of market value and and the modeled volumes on unit-contingent agreements. We maintain and document authorized trading points and associated forward price curves, and we develop and document models used in valuation of the various products.

Transactions are valued in part on the basis of forward prices and estimated volumes. We maintain and document descriptions of these curves and their derivations. Forward price curves used in valuing the transactions are applied to the full duration of the transaction.
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

Range at
Unobservable Input	March 31, 2023
Risk of non-performance	0.76%
Discount rate	3.60% - 3.81%
Forward pricing ($ per KW-month)	$2.00 - $3.80
Fair Value of Debt
As of March 31, 2023 and December 31, 2022, debt consisted of first mortgage bonds, unsecured pollution control notes and other various non-current debt securities. The estimated fair value of debt was $8,168 million and $7,991 million as of March 31, 2023 and December 31, 2022, respectively. The estimated fair value was determined, in most cases, by discounting the future cash flows at market interest rates. The interest rates used to make these calculations take into account the credit ratings of the borrowers in each case. All debt is considered Level 2 within the fair value hierarchy.
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
(a) Networks activities
The tables below present Networks' derivative positions as of March 31, 2023 and December 31, 2022, respectively, including those subject to master netting agreements and the location of the net derivative positions on our condensed consolidated balance sheets:

As of March 31, 2023	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$13	$4	$12	$3
Derivative liabilities	(12)	(3)	(71)	(47)
	1	1	(59)	(44)
Designated as hedging instruments
Derivative assets	—	—	—	—
Derivative liabilities	—	—	—	—
	—	—	—	—
Total derivatives before offset of cash collateral	1	1	(59)	(44)
Cash collateral receivable	—	—	41	8
Total derivatives as presented in the balance sheet	$1	$1	$(18)	$(36)

As of December 31, 2022	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$30	$8	$30	$7
Derivative liabilities	(30)	(7)	(58)	(50)
	—	1	(28)	(43)
Designated as hedging instruments
Derivative assets	—	—	—	—
Derivative liabilities	—	—	—	—
	—	—	—	—
Total derivatives before offset of cash collateral	—	1	(28)	(43)
Cash collateral receivable	—	—	11	2
Total derivatives as presented in the balance sheet	$—	$1	$(17)	$(41)

The net notional volumes of the outstanding derivative instruments associated with Networks' activities as of March 31, 2023 and December 31, 2022, respectively, consisted of:

	March 31,	December 31,
As of	2023	2022
(Millions)
Wholesale electricity purchase contracts (MWh)	5.6	5.7
Natural gas purchase contracts (Dth)	7.9	9.6
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
The amounts for electricity hedge contracts and natural gas hedge contracts recognized in regulatory liabilities and assets as of March 31, 2023 and December 31, 2022 and amounts reclassified from regulatory assets and liabilities into income for the three months ended March 31, 2023 and 2022 are as follows:

(Millions)	Loss or Gain Recognized in Regulatory Assets/Liabilities		Location of Loss (Gain) Reclassified from Regulatory Assets/Liabilities into Income	Loss (Gain) Reclassified from Regulatory Assets/Liabilities into Income
As of				Three Months Ended March 31,
March 31, 2023	Electricity	Natural Gas	2023	Electricity	Natural Gas
Regulatory assets	$40	$10	Purchased power, natural gas and fuel used	$49	$6
December 31, 2022			2022
Regulatory assets	$9	$4	Purchased power, natural gas and fuel used	$(45)	$(9)
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
PURA has determined that costs associated with these CfDs will be fully recoverable by UI and CL&P through electric rates, and UI has deferred recognition of costs (a regulatory asset) or obligations (a regulatory liability), including carrying costs. For those CfDs signed by CL&P, UI records its approximate 20% portion pursuant to the cost-sharing agreement noted above. As of March 31, 2023, UI has recorded a gross derivative asset of $1 million ($0 of which is related to UI’s portion of the CfD signed by CL&P), a regulatory asset of $52 million, a gross derivative liability of $53 million ($52 million of which is related to UI’s portion of the CfD signed by CL&P) and a regulatory liability of $0. As of December 31, 2022, UI had recorded a gross derivative asset of $1 million ($0 of which is related to UI’s portion of the CfD signed by CL&P), a regulatory asset of $56 million, a gross derivative liability of $57 million ($55 million of which is related to UI’s portion of the CfD signed by CL&P) and a regulatory liability of $0.
The unrealized gains and losses from fair value adjustments to these derivatives, which are recorded in regulatory assets, for the three months ended March 31, 2023 and 2022, respectively, were as follows:

	Three Months Ended March 31,
	2023	2022
(Millions)
Derivative liabilities	$4	$4
Derivatives designated as hedging instruments
The effect of derivatives in cash flow hedging relationships on Other Comprehensive Income (OCI) and income for the three months ended March 31, 2023 and 2022, respectively, consisted of:

Three Months Ended March 31,	Gain (Loss) Recognized in OCI on Derivatives (a)	Location of Loss (Gain) Reclassified from Accumulated OCI into Income	Loss (Gain) Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2023
Interest rate contracts	$—	Interest expense	$1	$95
Commodity contracts	—	Purchased power, natural gas and fuel used	—	977
Total	$—		$1
2022
Interest rate contracts	$—	Interest expense	$1	$71
Commodity contracts	2	Purchased power, natural gas and fuel used	(1)	741
Total	$2		$—
(a) Changes in accumulated OCI are reported on a pre-tax basis.
The net loss in accumulated OCI related to previously settled forward starting swaps and accumulated amortization is $42 million and $43 million as of March 31, 2023 and December 31, 2022, respectively. For both the three months ended March 31, 2023 and 2022, Networks recorded net derivative losses related to discontinued cash flow hedges of $1 million. Networks will amortize approximately $3 million of discontinued cash flow hedges for the remainder of 2023.
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
The net notional volumes of outstanding derivative instruments associated with Renewables' activities as of March 31, 2023 and December 31, 2022, respectively, consisted of:

	March 31,	December 31,
As of	2023	2022
(MWh/Dth in millions)
Wholesale electricity purchase contracts	2	2
Wholesale electricity sales contracts	7	7
Natural gas and other fuel purchase contracts	20	15
Financial power contracts	6	6
Basis swaps – purchases	26	22
Basis swaps – sales	2	—
The fair values of derivative contracts associated with Renewables' activities as of March 31, 2023 and December 31, 2022, respectively, consisted of:

	March 31,	December 31,
As of	2023	2022
(Millions)
Wholesale electricity purchase contracts	$110	$149
Wholesale electricity sales contracts	(134)	(200)
Natural gas and other fuel purchase contracts	8	2
Financial power contracts	9	8
Total	$(7)	$(41)
On May 27, 2021, Renewables entered into a forward interest rate swap, with a total notional amount of $935 million, to hedge the issuance of forecasted variable rate debt. The forward interest rate swap is designated and qualifies as a cash flow hedge. As part of the financial close of Vineyard Wind 1 described in Note 19, this hedge was novated to the lending institutions and the notional value changed to $956 million. As of March 31, 2023 and December 31, 2022, the fair value of the interest rate swap was $90 million and $116 million, respectively, as a non-current asset. The gain or loss on the interest rate swap is reported as a component of accumulated OCI and will be reclassified into earnings in the period or periods during which the related interest expense on the debt is incurred.

The tables below present Renewables' derivative positions as of March 31, 2023 and December 31, 2022, respectively, including those subject to master netting agreements and the location of the net derivative position on our condensed consolidated balance sheets:

As of March 31, 2023	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$106	$49	$53	$5
Derivative liabilities	(42)	(36)	(77)	(6)
	64	13	(24)	(1)
Designated as hedging instruments
Derivative assets	—	90	4	4
Derivative liabilities	—	—	(102)	(74)
	—	90	(98)	(70)
Total derivatives before offset of cash collateral	64	103	(122)	(71)
Cash collateral receivable	—	—	70	39
Total derivatives as presented in the balance sheet	$64	$103	$(52)	$(32)

As of December 31, 2022	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$121	$63	$79	$4
Derivative liabilities	(61)	(40)	(103)	(7)
	60	23	(24)	(3)
Designated as hedging instruments
Derivative assets	—	116	—	1
Derivative liabilities	—	—	(168)	(89)
	—	116	(168)	(88)
Total derivatives before offset of cash collateral	60	139	(192)	(91)
Cash collateral receivable	—	—	105	54
Total derivatives as presented in the balance sheet	$60	$139	$(87)	$(37)
Derivatives not designated as hedging instruments
The effects of trading and non-trading derivatives associated with Renewables' activities for the three months ended March 31, 2023 and 2022, consisted of:

	Three Months Ended March 31, 2023
	Trading	Non-trading	Total amount per income statement
(Millions)
Operating Revenues
Wholesale electricity purchase contracts	$(4)	$1
Wholesale electricity sales contracts	7	24
Financial power contracts	2	15
Financial and natural gas contracts	—	10
Total gain included in operating revenues	$5	$50	$2,466

Purchased power, natural gas and fuel used
Wholesale electricity purchase contracts	$—	$(35)
Financial power contracts	—	—
Financial and natural gas contracts	—	(21)
Total loss included in purchased power, natural gas and fuel used	$—	$(56)	$977
Total Gain (Loss)	$5	$(6)

	Three Months Ended March 31, 2022
	Trading	Non-trading	Total amount per income statement
(Millions)
Operating Revenues
Wholesale electricity purchase contracts	$9	$3
Wholesale electricity sales contracts	(1)	(40)
Financial power contracts	(2)	(21)
Financial and natural gas contracts	(1)	(25)
Total gain (loss) included in operating revenues	$5	$(83)	$2,133

Purchased power, natural gas and fuel used
Wholesale electricity purchase contracts	$—	$37
Financial power contracts	—	1
Financial and natural gas contracts	—	37
Total gain included in purchased power, natural gas and fuel used	$—	$75	$741
Total Gain (Loss)	$5	$(8)
Derivatives designated as hedging instruments
The effect of derivatives in cash flow hedging relationships on accumulated OCI and income for the three months ended March 31, 2023 and 2022, respectively, consisted of:

Three Months Ended March 31,	Gain (Loss) Recognized in OCI on Derivatives (a)	Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2023
Interest rate contracts	$90	Interest Expense	$—	$95
Commodity contracts	23	Operating revenues	66	$2,466
Total	$113		$66
2022
Interest rate contracts	$(56)	Interest Expense	$—	$71
Commodity contracts	(112)	Operating revenues	11	$2,133
Total	$(168)		$11
(a) Changes in OCI are reported on a pre-tax basis.
Amounts are reclassified from accumulated OCI into income in the period during which the transaction being hedged affects earnings or when it becomes probable that a forecasted transaction being hedged would not occur. Notwithstanding future changes in prices, approximately $99 million of losses included in accumulated OCI at March 31, 2023, are expected to be reclassified into earnings within the next twelve months. We did not record any net derivative losses related to discontinued cash flow hedges for both the three months ended March 31, 2023 and 2022.
(c) Interest rate contracts
AVANGRID uses financial derivative instruments from time to time to alter its fixed and floating rate debt balances or to hedge fixed rates in anticipation of future fixed rate issuances.
As of March 31, 2023 and December 31, 2022, the net loss in accumulated OCI related to previously settled interest rate contracts was $36 million and $38 million, respectively. For both the three months ended March 31, 2023 and 2022, we amortized into income $2 million of the loss related to settled interest rate contracts. We will amortize approximately $7 million of the net loss on the interest rate contracts for the remainder of 2023.
The effect of derivatives in cash flow hedging relationships on accumulated OCI for the three months ended March 31, 2023 and 2022, respectively, consisted of:

Three Months Ended March 31,	(Loss) Recognized in OCI on Derivatives (a)	Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2023
Interest rate contracts	$—	Interest expense	$2	$95
2022
Interest rate contracts	$—	Interest expense	$2	$71
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

The effects on our consolidated financial statements as of and for the three months ended March 31, 2023 and 2022 are as follows:

	Fair value of hedge	Location of Loss Recognized in Income Statement	Loss Recognized in Income Statement	Year to date total per Income Statement
(Millions)	As of March 31, 2023		Three Months Ended March 31, 2023
Current Liabilities	$(28)	Interest Expense	$7	$95
Non-current liabilities	$(67)

	Cumulative effect on hedged debt
Current debt	$28
Non-current debt	$67

	Fair value of hedge	Location of (Gain) Recognized in Income Statement	(Gain) Recognized in Income Statement	Year to date total per Income Statement
(Millions)	As of December 31, 2022		Three Months Ended March 31, 2022
Current Liabilities	$(29)	Interest Expense	$(2)	$71
Non-current liabilities	$(86)

	Cumulative effect on hedged debt
Current debt	$29
Non-current debt	$86
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
The wholesale power supply agreements of UI contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit ratings on senior debt were to fall below investment grade. If such an event had occurred as of March 31, 2023, UI would have had to post an aggregate of approximately $40 million in collateral.
We have various master netting arrangements in the form of multiple contracts with various single counterparties that are subject to contractual agreements that provide for the net settlement of all contracts through a single payment. Those arrangements reduce our exposure to a counterparty in the event of a default on or termination of any single contract. For financial statement presentation purposes, we offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim or the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. As of March 31, 2023 and December 31, 2022, the amount of cash collateral under master netting arrangements that have not been offset against net derivative positions was $96 million and $97 million, respectively. Derivative instruments settlements and collateral payments are included throughout the “Changes in operating assets and liabilities” section of operating activities in our condensed consolidated statements of cash flows.
Certain of our derivative instruments contain provisions that require us to maintain an investment grade credit rating on our debt from each of the major credit rating agencies. If our debt were to fall below investment grade, we would be in violation of those provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit risk related contingent features that are in a liability position as of March 31, 2023 was $50 million, for which we have posted collateral.

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
CMP and UI reserved for refunds for Complaints I, II and III consistent with the FERC’s March 3, 2015 decision in Complaint I. Refunds were provided to customers for Complaint I. The CMP and UI total reserve associated with Complaints II and III is $28 million and $8 million, respectively, as of March 31, 2023, which has not changed since December 31, 2022, except for the accrual of carrying costs. If adopted as final by the FERC, the impact of the initial decision by the FERC administrative law judge would be an additional aggregate reserve for Complaints II and III of $17 million, which is based upon currently available information for these proceedings.
Following various intermediate hearings, orders and appellate decisions, on October 16, 2018, the FERC issued an order directing briefs and proposing a new methodology to calculate the NETOs ROE that is contained in NETOs’ transmission formula rate on file at the FERC (the October 2018 Order).
Pursuant to the October 2018 Order, the NETOs filed initial briefs on the proposed methodology in all four Complaints on January 11, 2019, and replied to the initial briefs on March 8, 2019.
On November 21, 2019, the FERC issued rulings on two complaints challenging the base return on equity for Midcontinent Independent System Operator, or MISO transmission owners. These rulings established a new zone of reasonableness based on equal weighting of the DCF and capital-asset pricing model for establishing the base return on equity. This resulted in a base return on equity of 9.88% as the midpoint of the zone of reasonableness. Various parties have requested rehearing on this decision, which was granted. On May 21, 2020, the FERC issued a ruling, which, among other things, adjusted the methodology to determine the MISO transmission owners ROE, resulting in an increase in ROE from 9.88% to 10.02% by utilizing the risk premium model, or RPM, in addition to the DCF model and CAPM under both prongs of Section 206 of the FPA, and calculated the zone of reasonableness into equal thirds rather than employing the quartile approach. Parties to these orders affecting the MISO transmission owners base ROE petitioned for their review at the D.C. Circuit Court of Appeals in January 2021. The NETO’s submitted an amici curia brief in support of the MISO transmission owners’ on March 17, 2021. On August 9, 2022, the D.C. Circuit Court vacated the FERC’s orders and remanded the matter back to the FERC. The D.C. Circuit Court held that the FERC failed to offer a reasoned explanation for its decision to reintroduce the RPM after initially, and forcefully, rejecting it and that because the FERC adopted that significant portion of its model in an arbitrary and capricious fashion, the new ROE produced by that model cannot stand. We cannot predict the potential impact the MISO transmission owners' ROE proceeding may have in establishing a precedent for the NETO’s pending four Complaints.
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
Customer Service Invoice Dispute
On May 4, 2021, a buyer under a virtual PPA with a subsidiary of Renewables provided notice that the buyer disagrees with the settlement amounts included in certain invoices. The PPA provides for a monthly settlement between the parties based on the metered output of the project based on a stated hub price. The disagreement relates as to the appropriate hub price to use for settlement calculations. The buyer has requested an adjustment to the invoices that would increase the amount payable by approximately $29 million. Renewables has responded in writing stating that the invoice was properly calculated in accordance with the provisions of the PPA. The parties participated in a mediation in March 2023. We cannot predict the outcome of this matter.
Guarantee Commitments to Third Parties
As of March 31, 2023, we had approximately $693 million of standby letters of credit, surety bonds, guarantees and indemnifications outstanding. We also provided a guaranty related to Renewables' commitment to contribute equity to Vineyard Wind as described in Note 19, which is in addition to the amounts above. These instruments provide financial assurance to the business and trading partners of AVANGRID, its subsidiaries and equity method investees in their normal course of business. The instruments only represent liabilities if AVANGRID or its subsidiaries fail to deliver on contractual obligations. We therefore believe it is unlikely that any material liabilities associated with these instruments will be incurred and, accordingly, as of March 31, 2023, neither we nor our subsidiaries have any liabilities recorded for these instruments.
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
We have recorded an estimated liability of $7 million related to seven of the twenty-four sites. We have paid remediation costs related to the remaining seventeen sites and do not expect to incur additional liabilities. Additionally, we have recorded an estimated liability of $9 million related to another twelve sites where we believe it is probable that we will incur remediation and/or monitoring costs, although we have not been notified that we are among the potentially responsible parties or that we are regulated under State Resource Conservation and Recovery Act programs. It is possible the ultimate cost to remediate these sites may be significantly more than the accrued amount. As of March 31, 2023, our estimate for costs to remediate these sites ranges from $14 million to $22 million. Factors affecting the estimated remediation amount include the remedial action plan selected, the extent of site contamination, and the allocation of the clean-up costs.
Manufactured Gas Plants
We have a program to investigate and perform necessary remediation at our fifty-three sites where gas was manufactured in the past (Manufactured Gas Plants, or MGPs). Six sites are included in the New York State Registry; thirty-nine sites are included in the New York State Department of Environmental Conservation (NYSDEC) Multi-Site Order of Consent; two sites with individual NYSDEC Orders of Consent; one site under a Brownfield Cleanup Program and three sites are included in Maine Department of Environmental Protection programs (one each in the Voluntary Response Action Program, Brownfield Cleanup Program and Uncontrolled Sites Program). The remaining sites are not included in a formal program. We have entered into consent orders with various environmental agencies to investigate and, where necessary, remediate forty-one of the fifty-three sites.
As of March 31, 2023, our estimate for all costs related to investigation and remediation of the fifty-three sites ranges from $154 million to $255 million. Our estimate could change materially based on facts and circumstances derived from site investigations, changes in required remedial actions, changes in technology relating to remedial alternatives and changes to current laws and regulations.
Certain of our Connecticut and Massachusetts regulated gas companies own or have previously owned properties where MGPs had historically operated. MGP operations have led to contamination of soil and groundwater with petroleum hydrocarbons, benzene and metals, among other things, at these properties, the regulation and cleanup of which is regulated by the federal Resource Conservation and Recovery Act as well as other federal and state statutes and regulations. Each of the companies has or had an ownership interest in one or more such properties contaminated as a result of MGP-related activities. Under the existing regulations, the cleanup of such sites requires state and at times, federal, regulators’ involvement and approval before cleanup can commence. In certain cases, such contamination has been evaluated, characterized and remediated. In other cases, the sites have been evaluated and characterized, but not yet remediated. Finally, at some of these sites, the scope of the contamination has not yet been fully characterized; as of March 31, 2023, no liability was recorded related to these sites and no amount of loss, if any, can be reasonably estimated at this time. In the past, the companies have received approval for the recovery of MGP-related remediation expenses from customers through rates and will seek recovery in rates for ongoing MGP-related remediation expenses for all of their MGP sites.
As of both March 31, 2023 and December 31, 2022, the liability associated with our MGP sites in Connecticut was $112 million, the remediation costs of which could be significant and will be subject to a review by PURA as to whether these costs are recoverable in rates.

As of March 31, 2023 and December 31, 2022, our total recorded liability to investigate and perform remediation at all known inactive MGP sites discussed above and other sites was $282 million and $289 million, respectively. We recorded a corresponding regulatory asset, net of insurance recoveries and the amount collected from FirstEnergy, as described below, because we expect to recover the net costs in rates. Our environmental liability accruals are recorded on an undiscounted basis and are expected to be paid through the year 2092.
FirstEnergy
NYSEG and RG&E each sued FirstEnergy under the Comprehensive Environmental Response, Compensation, and Liability Act to recover environmental cleanup costs at certain former MGP sites, which are included in the discussion above. In 2011, the District Court issued a decision and order in NYSEG’s favor, which was upheld on appeal, requiring FirstEnergy to pay NYSEG for past and future clean-up costs at the sixteen sites in dispute. In 2008, the District Court issued a decision and order in RG&E's favor requiring FirstEnergy to pay RG&E for past and future clean-up costs at the two MGP sites in dispute. FirstEnergy remains liable for a substantial share of clean up expenses at the MGP sites. Based on projections as of March 31, 2023, FirstEnergy’s share of clean-up costs owed to NYSEG & RG&E is estimated at approximately $9 million and $7 million, respectively. These amounts are being treated as contingent assets and have not been recorded as either a receivable or a decrease to the environmental provision. Any recovery will be flowed through to NYSEG and RG&E customers, as applicable.
English Station
On April 8, 2013, DEEP issued an administrative order addressed to UI, Evergreen Power, LLC (Evergreen Power) and Asnat Realty LLC (Asnat), then owners of a former generation site on the Mill River in New Haven (English Station) that UI sold to Quinnipiac Energy in 2000, and others, ordering the parties to take certain actions related to investigating and remediating the English Station site. This proceeding was stayed while DEEP and UI continue to work through the remediation process pursuant to the consent order described below. Status reports are periodically filed with DEEP.
On August 4, 2016, DEEP issued a partial consent order (the consent order), that, subject to its terms and conditions, requires UI to investigate and remediate certain environmental conditions within the perimeter of the English Station site. Under the consent order, to the extent that the cost of this investigation and remediation is less than $30 million, UI will remit to the State of Connecticut the difference between such cost and $30 million to be used for a public purpose as determined in the discretion of the Governor of the State of Connecticut, the Attorney General of the State of Connecticut and the Commissioner of DEEP. UI is obligated to comply with the terms of the consent order even if the cost of such compliance exceeds $30 million. Under the terms of the consent order, the state will discuss options with UI on recovering or funding any cost above $30 million such as through public funding or recovery from third parties; however, it is not bound to agree to or support any means of recovery or funding. UI has continued its process to investigate and remediate the environmental conditions within the perimeter of the English Station site pursuant to the consent order. On April 18, 2023, DEEP issued a letter to UI requiring a response within 30 days that provides alternative remediation proposals to remediate certain environmental conditions and provides an accounting of costs incurred in connection compliance with the Consent Order.
As of March 31, 2023 and December 31, 2022, the amount reserved related to English Station was $20 million and $19 million, respectively. Since inception, we have recorded $35 million to the reserve which has been offset with cash payments over time. We cannot predict the outcome of this matter.
Note 10. Post-retirement and Similar Obligations
We made no pension contributions for the three months ended March 31, 2023. We do not expect to make any additional contributions in 2023.

The components of net periodic benefit cost for pension benefits for the three months ended March 31, 2023 and 2022, respectively, consisted of:

	Three Months Ended March 31,
	2023	2022
(Millions)
Service cost	$2	$8
Interest cost	30	24
Expected return on plan assets	(36)	(45)
Amortization of:
Prior service costs	—	1
Actuarial loss	1	18
Curtailments and settlements	—	2
Net Periodic Benefit Cost	$(3)	$8
The components of net periodic benefit cost for postretirement benefits for the three months ended March 31, 2023 and 2022, respectively, consisted of:

	Three Months Ended March 31,
	2023	2022
(Millions)
Service cost	$—	$1
Interest cost	3	3
Expected return on plan assets	(1)	(2)
Amortization of:
Prior service costs	—	—
Actuarial loss	(3)	(1)
Net Periodic Benefit Cost	$(1)	$1
Note 11. Equity
As of both March 31, 2023 and December 31, 2022, we had 108,188 shares of common stock held in trust, respectively, and no convertible preferred shares outstanding. During the three months ended March 31, 2023 and 2022, we issued 12,332 and 56,127 shares of common stock, respectively, each having a par value of $0.01, and released 0 shares of common stock held in trust.
We maintain a repurchase agreement with J.P. Morgan Securities, LLC. (JPM), pursuant to which JPM will, from time to time, acquire, on behalf of AVANGRID, shares of common stock of AVANGRID. The purpose of the stock repurchase program is to allow AVANGRID to maintain Iberdrola's relative ownership percentage of approximately 81.5%. The stock repurchase program may be suspended or discontinued at any time upon notice. As of March 31, 2023, a total of 997,983 shares have been repurchased in the open market, all of which are included as AVANGRID treasury shares. The total cost of all repurchases, including commissions, was $47 million as of March 31, 2023.

Accumulated Other Comprehensive Loss
Accumulated Other Comprehensive Loss for the three months ended March 31, 2023 and 2022, respectively, consisted of:

	As of December 31,	Three Months Ended March 31,	As of March 31,	As of December 31,	Three Months Ended March 31,	As of March 31,
	2022	2023	2023	2021	2022	2022
(Millions)
Gain for defined benefit plans, net of income tax expense of $0 for 2023 and $3 for 2022		$—			$8
Amortization of pension cost, net of income tax expense of $0 for 2023 and $0 for 2022		—			1
Net (loss) gain on pension plans	(20)	—	(20)	(38)	9	(29)
Unrealized (loss) gain from equity method investment, net of income tax expense of $0 for 2023 and $5 for 2022 (a)	13	(1)	12	(9)	15	6
Unrealized loss during period on derivatives qualifying as cash flow hedges, net of income tax benefit of $(1) for 2023 and $(15) for 2022	(195)	(2)	(197)	(194)	(39)	(233)
Reclassification to net income of losses on cash flow hedges, net of income tax expense (benefit) of $18 for 2023 and $4 for 2022 (b)	22	52	74	(32)	11	(21)
Loss (gain) on derivatives qualifying as cash flow hedges	(173)	50	(123)	(226)	(28)	(254)
Accumulated Other Comprehensive Loss	$(180)	$49	$(131)	$(273)	$(4)	$(277)
(a)    Foreign currency and interest rate contracts.
(b)    Reclassification is reflected in the operating expenses and interest expense, net of capitalization line items in our consolidated statements of income.
Note 12. Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to AVANGRID by the weighted-average number of shares of our common stock outstanding. During the three months ended March 31, 2023 and 2022, while we did have securities that were dilutive, these securities did not result in a change in our earnings per share calculations.
The calculations of basic and diluted earnings per share attributable to AVANGRID, for the three months ended March 31, 2023 and 2022, respectively, consisted of:

	Three Months Ended March 31,
	2023	2022
(Millions, except for number of shares and per share data)
Numerator:
Net income attributable to AVANGRID	$245	$445
Denominator:
Weighted average number of shares outstanding - basic	386,744,996	386,698,132
Weighted average number of shares outstanding - diluted	387,077,213	387,114,285
Earnings per share attributable to AVANGRID
Earnings Per Common Share, Basic	$0.63	$1.15
Earnings Per Common Share, Diluted	$0.63	$1.15
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
Segment information as of and for the three months ended March 31, 2023, consisted of:

Three Months Ended March 31, 2023	Networks	Renewables	Other (a)	AVANGRID Consolidated
(Millions)
Revenue - external	$2,076	$390	$—	$2,466
Depreciation and amortization	174	105	1	280
Operating income (loss)	277	(10)	(2)	265
Earnings (losses) from equity method investments	4	(2)	—	2
Interest expense, net of capitalization	70	6	19	95
Income tax expense (benefit)	44	(34)	(28)	(18)
Adjusted net income	195	51	1	248
Capital expenditures	609	227	—	836
As of March 31, 2023
Property, plant and equipment	20,291	10,942	16	31,249
Equity method investments	181	259	—	440
Total assets	$28,591	$13,164	$(297)	$41,458
(a) Includes Corporate and intersegment eliminations.
Segment information for the three months ended March 31, 2022 and as of December 31, 2022, consisted of:

Three Months Ended March 31, 2022	Networks	Renewables	Other (a)	AVANGRID Consolidated
(Millions)
Revenue - external	$1,935	$198	$—	$2,133
Depreciation and amortization	161	100	—	261
Operating income (loss)	319	(18)	1	302
Earnings from equity method investments	3	250	—	253
Interest expense, net of capitalization	50	3	18	71
Income tax expense (benefit)	31	41	(4)	68
Adjusted net income (loss)	254	211	(15)	450
Capital expenditures	355	454	2	811
As of December 31, 2022
Property, plant and equipment	20,027	10,950	17	30,994
Equity method investments	171	266	—	437
Total assets	$28,069	$13,553	$(499)	$41,123
(a) Includes Corporate and intersegment eliminations.

Reconciliation of Adjusted Net Income to Net Income attributable to AVANGRID for the three months ended March 31, 2023 and 2022, respectively, is as follows:

	Three Months Ended March 31,
	2023	2022
(Millions)
Adjusted Net Income Attributable to Avangrid, Inc.	$248	$450
Adjustments:
Mark-to-market earnings - Renewables (1)	(4)	(3)
Impact of COVID-19 (2)	—	(2)
Income tax impact of adjustments	1	2
Net Income Attributable to Avangrid, Inc.	$245	$445
(1)Mark-to-market earnings relates to earnings impacts from changes in the fair value of Renewables' derivative instruments associated with electricity and natural gas.
(2)     Represents costs incurred in connection with the COVID-19 pandemic, mainly related to bad debt provisions.
Note 14. Related Party Transactions
We engage in related party transactions that are generally billed at cost and in accordance with applicable state and federal commission regulations.
Related party transactions for the three months ended March 31, 2023 and 2022, respectively, consisted of:

Three Months Ended March 31,	2023		2022
(Millions)	Sales To	Purchases From	Sales To	Purchases From
Iberdrola, S.A.	$—	$(11)	$—	$(12)
Iberdrola Renovables Energía, S.L.	$—	$(2)	$—	$(2)
Iberdrola Financiación, S.A.	$—	$(4)	$—	$(3)
Vineyard Wind	$2	$—	$2	$—
Other	$—	$—	$—	$(1)
Related party balances as of March 31, 2023 and December 31, 2022, respectively, consisted of:

As of	March 31, 2023		December 31, 2022
(Millions)	Owed By	Owed To	Owed By	Owed To
Iberdrola, S.A.	$—	$(11)	$1	$(29)
Iberdrola Financiación, S.A.	$—	$(2)	$—	$(9)
Vineyard Wind	$2	$(8)	$3	$(8)
Iberdrola Solutions	$—	$(2)	$—	$(2)
Other	$3	$(3)	$4	$(1)
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
We have a bi-lateral demand note agreement with Iberdrola Solutions, LLC, which had notes payable balance of $2 million as both March 31, 2023 and December 31, 2022.
There have been no guarantees provided or received for any related party receivables or payables. These balances are unsecured and are typically settled in cash. Interest is not charged on regular business transactions but is charged on outstanding loan balances. There have been no impairments or provisions made against any affiliated balances.
AVANGRID optimizes its liquidity position as part of the Iberdrola Group and is a party to a liquidity agreement with a financial institution, along with certain members of the Iberdrola Group. Cash surpluses remaining after meeting the liquidity requirements of AVANGRID and its subsidiaries may be deposited at the financial institution. Deposits, or credit balances, serve as collateral against the debit balances of other parties to the liquidity agreement. The balance at both March 31, 2023 and December 31, 2022, was $0.
AVANGRID has a credit facility with Iberdrola Financiacion, S.A.U., a company of the Iberdrola Group. The facility has a limit of $500 million and matures on June 18, 2023. AVANGRID pays a facility fee of 10.5 basis points annually on the facility. As of March 31, 2023 and December 31, 2022, there was no outstanding amount under this credit facility.
See Note 19 - Equity Method Investments for more information on Vineyard Wind, LLC (Vineyard Wind).
Note 15. Other Financial Statement Items
Accounts receivable and unbilled revenue, net
Accounts receivable and unbilled revenues, net as of March 31, 2023 and December 31, 2022 consisted of:

As of	March 31, 2023	December 31, 2022
(Millions)
Trade receivables and unbilled revenues	$1,817	$1,892
Allowance for credit losses	(148)	(155)
Accounts receivable and unbilled revenues, net	$1,669	$1,737
The change in the allowance for credit losses for the three months ended March 31, 2023 and 2022 consisted of:

	Three Months Ended March 31,
(Millions)	2023	2022
As of Beginning of Period,	$155	$151
Current period provision	17	20
Write-off as uncollectible	(24)	(18)
As of March 31,	$148	$153
The Deferred Payment Arrangements (DPA) receivable balance was $102 million at both March 31, 2023 and December 31, 2022. The allowance for credit losses for DPAs at March 31, 2023 and December 31, 2022 was $40 million and $42 million respectively. Furthermore, the change in the allowance for credit losses associated with the DPAs for the three months ended March 31, 2023 and 2022, was $(2) million and $3 million, respectively.
Prepayments and other current assets
Included in prepayments and other current assets are $194 million and $136 million of prepaid other taxes as of March 31, 2023 and December 31, 2022, respectively.
Property, plant and equipment and intangible assets
The accumulated depreciation and amortization as of March 31, 2023 and December 31, 2022, respectively, were as follows:

	March 31,	December 31,
As of	2023	2022
(Millions)
Property, plant and equipment
Accumulated depreciation	$11,789	$11,542
Intangible assets
Accumulated amortization	$335	$331
As of March 31, 2023 and 2022, accrued liabilities for property, plant and equipment additions were $239 million and $122 million, respectively.
Debt
Commercial Paper
As of March 31, 2023 and December 31, 2022, there was $1,090 million and $397 million of commercial paper outstanding, respectively. As of March 31, 2023 and December 31, 2022, the weighted-average interest rate on commercial paper was 5.33% and 4.66%, respectively.
AVANGRID Credit facility

As of March 31, 2023 and December 31, 2022, there was $200 million and $0 of short-term borrowings outstanding under the AVANGRID credit facility, respectively. As of March 31, 2023 the weighted-average interest rate on short-term borrowings under the AVANGRID credit facility was 6.05%
Supplier Financing Arrangements
We operate a supplier financing arrangement. We arranged for the extension of payment terms with some suppliers (limited to 360 days or less), which could elect to be paid by a financial institution earlier than maturity under supplier financing arrangements. Due to the interest cost associated with these arrangements, the balances are classified as "Notes payable" on our consolidated balance sheets. The balance relates to capital expenditures and, therefore, is treated as non-cash activity, and is reported under financing activity of the consolidated statement of cash flows when the balance is paid. As of March 31, 2023 and December 31, 2022, the amount of notes payable under supplier financing arrangements was $4 million and $171 million, respectively. As of March 31, 2023 and December 31, 2022, the weighted average interest rate on the balance was 6.12% and 5.48%, respectively.
Other current liabilities
Included in other current liabilities are $268 million and $271 million of advances received as of March 31, 2023 and December 31, 2022, respectively.
Note 16. Income Tax Expense
The effective tax rate, inclusive of federal and state income tax, for the three months ended March 31, 2023, was (9.1)%, which is below the federal statutory tax rate of 21%, primarily due to the recognition of production tax credits associated with wind production, the effect of the excess deferred tax amortization resulting from the Tax Act and the equity component of allowance for funds used during construction.
The effective tax rate, inclusive of federal and state income tax, for the three months ended March 31, 2022, was 13.7%, which is below the federal statutory tax rate of 21%, primarily due to the recognition of production tax credits associated with wind production, the effect of the excess deferred tax amortization resulting from the Tax Act and the equity component of allowance for funds used during construction, partially offset by the tax on gain from the offshore joint venture restructuring transaction (see Note 19 for further details on the transaction), which was reflected in total in the first quarter as a discrete adjustment.
Note 17. Stock-Based Compensation Expense
The Avangrid, Inc. Amended and Restated Omnibus Incentive Plan (the Plan) provides for, among other things, the issuance of performance stock units (PSUs), restricted stock units (RSUs) and phantom share units (Phantom Shares).
Performance Stock Units
In March 2023, a total number of 677,752 PSUs, before applicable taxes, were approved to be earned by participants based on achievement of certain performance and market-based metrics for the 2021 to 2022 performance period and are payable in three equal installments, net of applicable taxes, in 2023, 2024 and 2025.
On April 12, 2023, 487,000 PSUs were granted to certain executives of AVANGRID with achievement measured based on certain performance and market-based metrics for the 2023 to 2025 performance period. The PSUs will be payable in three equal installments, net of applicable taxes, in 2026, 2027 and 2028.
Restricted Stock Units
In March 2021, 5,000 RSUs were granted to an officer of AVANGRID. The RSUs vest in full in one installment in March 2023, provided that the grantee remains continuously employed with AVANGRID through the applicable vesting date. The fair value on the grant date was determined based on a price of $48.83 per share. The RSU grant was settled in March 2023, net of applicable taxes, by issuing 3,642 shares of common stock.
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
Phantom Share Units
In February 2022, 9,000 Phantom Shares were granted to certain AVANGRID executives and employees. These awards vest in three equal installments in 2022 - 2024 and will be settled in a cash amount equal to the number of Phantom Shares multiplied by the closing share price of AVANGRID’s common stock on the respective vesting dates, subject to continued employment. The liability of these awards is measured based on the closing share price of AVANGRID’s common stock at each reporting date until the date of settlement. In February 2023, $0.1 million was paid to settle the second installment under this plan.
In February 2023, 81,000 Phantom Shares were granted to certain AVANGRID executives and employees. These awards vest in three equal installments in 2024 - 2026 and will be settled in a cash amount equal to the number of Phantom Shares multiplied by the closing share price of AVANGRID’s common stock on the respective vesting dates, subject to continued employment. The liability of these awards is measured based on the closing share price of AVANGRID’s common stock at each reporting date until the date of settlement.
As of March 31, 2023 and December 31, 2022, the total liability was $1 million and $0, respectively, which is included in other current and non-current liabilities.
The total stock-based compensation expense, which is included in "Operations and maintenance" in our condensed consolidated statements of income, for the three months ended March 31, 2023 and 2022, was $4 million and $5 million, respectively.
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
On April 29, 2022, we closed on a TEF agreement, receiving $14 million from a tax equity investor related to the Lund Hill solar farm that reached partial mechanical completion on the same date. In March 2023 we received additional investment from our investor in the amount of $61 million. Lund Hill is owned by Solis Solar Power I, LLC (Solis I).
The assets and liabilities of the VIEs totaled approximately $2,806 million and $388 million, respectively, at March 31, 2023. As of December 31, 2022, the assets and liabilities of VIEs totaled approximately $2,853 million and $424 million, respectively. At March 31, 2023 and December 31, 2022, the assets and liabilities of the VIEs consisted primarily of property, plant and equipment.
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
At March 31, 2023, El Cabo Wind, LLC (El Cabo), Patriot Wind Farm LLC (Patriot), Aeolus Wind Power VII, LLC (Aeolus VII), Aeolus VIII, and Solis I are our consolidated VIEs.
Our El Cabo, Patriot, Aeolus VII, Aeolus VIII, and Solis I interests are not subject to any rights of investors that may restrict our ability to access or use the assets or to settle any existing liabilities associated with the interests.
See Note 19 - Equity Method Investments for information on our VIE we do not consolidate.

Note 19. Equity Method Investments
Renewables holds a 50% indirect ownership interest in Vineyard Wind 1, LLC (Vineyard Wind 1), a joint venture with Copenhagen Infrastructure Partners (CIP). Prior to a restructuring transaction that took place on January 10, 2022 (Restructuring Transaction), Renewables held a 50% ownership interest in Vineyard Wind, LLC (Vineyard Wind) which held rights to two easements from the U.S. Bureau of Ocean Energy Management (BOEM) for the development of offshore wind generation, Lease Area 501 which contained 166,886 acres and Lease Area 522 which contained 132,370 acres, both located southeast of Martha’s Vineyard. Lease Area 501 was subsequently subdivided in 2021, creating Lease Area 534. On September 15, 2021, Vineyard Wind closed on construction financing for the Vineyard Wind 1 project. Among other items, the Vineyard Wind 1 project was transferred into a separate joint venture, Vineyard Wind 1. Following the Restructuring Transaction, Vineyard Wind 1 remained a 50-50 joint venture and kept the rights to develop Lease Area 501, and Vineyard Wind was effectively dissolved where Renewables received rights to the Lease Area 534 and CIP received rights to Lease Area 522 as liquidating distributions. In contemplation of the liquidating distributions, Renewables also made an incremental payment of approximately $168 million to CIP. Consequently in 2022, Renewables recognized a pretax gain of $246 million and an after tax gain of $181 million, driven by the increase in the market value of its acquired interest in the leases and related development activities over its carrying value. The gain is classified in Earnings from equity method investments in the condensed consolidated statement of income for the three months ended March 31, 2022.
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
Vineyard Wind 1 is considered a VIE because it cannot finance its activities without additional support from its owners or third parties. Renewables is not the primary beneficiary of the entity since it does not have a controlling financial interest, and therefore we do not consolidate this entity. As of March 31, 2023 and December 31, 2022, the carrying amount of Renewables' investments in Vineyard Wind LLC and Vineyard Wind 1 Pledgor LLC was $7 million and $9 million, respectively.
Note 20. Subsequent Event
On April 12, 2023, the board of directors of AVANGRID declared a quarterly dividend of $0.44 per share on its common stock. This dividend is payable on July 3, 2023 to shareholders of record at the close of business on June 1, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements as of December 31, 2022 and 2021, and for the three years ended December 31, 2022, included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission, or the SEC, on February 22, 2023, which we refer to as our “Form 10-K.” In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. The foregoing and other factors are discussed and should be reviewed in our Form 10-K and other subsequent filings with the SEC.
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
AVANGRID has approximately $41 billion in assets and operations in 24 states concentrated in our two primary lines of business - Avangrid Networks and Avangrid Renewables. Avangrid Networks owns eight electric and natural gas utilities, serving approximately 3.3 million customers in New York and New England. Avangrid Renewables owns and operates 9.2 gigawatts of electricity capacity, primarily through wind and solar power, with a presence in 22 states across the United States. AVANGRID supports the achievement of the Sustainable Development Goals approved by the member states of the United Nations, was named among the World’s Most Ethical companies in 2023 for the fifth consecutive year by the Ethisphere Institute and recognized by Just Capital as one of the 2023 Just 100, an annual ranking of the most just U.S. public companies for the third time. AVANGRID employs approximately 7,600 people. Iberdrola S.A., or Iberdrola, a corporation (sociedad anónima) organized under the laws of the Kingdom of Spain, a worldwide leader in the energy industry, directly owns 81.6% of the outstanding shares of AVANGRID common stock. The remaining outstanding shares are owned by various shareholders, with approximately 14.7% of AVANGRID's outstanding shares publicly-traded on the New York Stock Exchange (NYSE). AVANGRID's primary businesses are described below.
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
Through Networks, we own electric distribution, transmission and generation companies and natural gas distribution, transportation and sales companies in New York, Maine, Connecticut and Massachusetts, delivering electricity to approximately 2.3 million electric utility customers and delivering natural gas to approximately 1.0 million natural gas utility customers as of March 31, 2023.
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

Renewables has a combined wind, solar and thermal installed capacity of 9,226 megawatts, or MW, as of March 31, 2023, including Renewables’ share of joint projects, of which 8,061 MW was installed wind capacity. Renewables targets to contract or hedge above 80% of its capacity under long-term PPAs and hedges to limit market volatility. As of March 31, 2023, approximately 74% of the capacity was contracted with PPAs for an average period of approximately 10 years and an additional 12% of production was hedged. AVANGRID is one of the three largest wind operators in the United States based on installed capacity as of March 31, 2023, and strives to lead the transformation of the U.S. energy industry to a sustainable, competitive, clean energy future. Renewables installed capacity includes 67 wind farms and five solar facilities in 21 states across the United States.
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
In connection with the Texas Weather Event, a number of plaintiffs have filed multiple cases against generators and natural gas suppliers, including certain Renewables entities in Texas, alleging liability for injuries and damages arising from the event under a variety of legal theories. The plaintiffs have amended many of their petitions within the multidistrict litigation, and more than 100 of the cases now name Renewables entities among the defendants. Four of the consolidated cases have been designated as “bellwether” cases and are proceeding to resolve certain common issues of fact and law. In May 2022, the Renewables entities were part of a broader motion to dismiss by all generators in the bellwether cases in which they were named. These motions were argued on October 11, 2022. On January 27, 2023 the Court issued orders granting in part and denying in part the generators’ motion to dismiss. The Court’s order dismissed plaintiffs’ tortious interference and conspiracy claims, but allowed all other claims to proceed. The generators subsequently filed mandamus petitions with the Texas Courts of Appeal, seeking review of the lower court’s decision on the motions. We cannot predict the outcome of these matters.
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
On February 12, 2021, the shareholders of PNMR approved the proposed Merger. As of November 1, the Merger had obtained all regulatory approvals other than from the New Mexico Public Regulation Commission, or NMPRC. On November 1, 2021, after public hearing and briefing on the matter, the hearing examiner in the Merger proceeding at the NMPRC issued an unfavorable recommendation related to the amended stipulated agreement entered into by PNMR, AVANGRID and several interveners in the NMPRC proceeding with respect to consideration of the joint Merger application in June 2021. On December 8, 2021, the NMPRC issued an order rejecting the amended stipulated agreement. On January 3, 2022, AVANGRID and PNMR filed a notice of appeal of the December 8, 2021 decision of the NMPRC with the New Mexico Supreme Court. The Statement of Issues was filed on February 2, 2022 and the Brief in Chief was filed on April 7, 2022. On June 14, 2022, the NMPRC filed its Answer Brief. On June 13, 2022, New Energy Economy, an intervener in the Merger proceeding, filed its Answer Brief. AVANGRID's Reply Brief was filed on August 5, 2022. On March 8, 2023, AVANGRID, PNM and the NMPRC filed a motion to dismiss the appeal and remand the proceeding back to the NMPRC for further proceedings. The motion states that, once granted, AVANGRID and PNM intend to file a motion for rehearing and/or reconsideration at the NMPRC. One party opposed the motion and certain other parties have sought clarification regarding the process that the NMPRC would implement on remand.
On February 24, 2022, the FCC granted an extension to its approval to transfer operating licenses in connection with the Merger, which was further extended on August 9, 2022 and again on February 16, 2023. On May 20, 2022, the NRC issued an order extending the effectiveness of its approval until May 25, 2023, and again on March 14, 2023 until May 25, 2024. On September 21, 2022, New Energy Economy filed a motion to show cause with the NMPRC alleging that AVANGRID and PNM have engaged in a misleading joint advertising and sponsorship strategy and requesting an investigation. AVANGRID and PNM filed a reply to the motion to show cause on October 11, 2022. On December 14, 2022, the NMPRC issued an order denying the motion.
In addition, on January 3, 2022, AVANGRID, PNMR and Merger Sub entered into an Amendment to the Merger Agreement (the First Amendment), pursuant to which AVANGRID, PNMR and Merger Sub each agreed to extend the “End Date” for consummation of the Merger until April 20, 2023. The parties acknowledged in the First Amendment that the required regulatory approval from the NMPRC had not been obtained and that the parties reasonably determined that such outstanding approval would not be obtained by April 20, 2022. In light of this outstanding approval, the parties determined to approve the First Amendment. Subsequently, on April 12, 2023, AVANGRID, PNMR and Merger Sub entered into a Second Amendment to the Merger Agreement (the Second Amendment), pursuant to which AVANGRID, PNMR and Merger Sub each agreed to further extend the “End Date” for consummation of the Merger until July 20, 2023. The parties acknowledged in the Second Amendment that the required regulatory approval from the NMPRC had not been obtained and that the parties reasonably determined that such outstanding approval would not be obtained by April 20, 2023. As amended by the Second Amendment, the Merger Agreement may be terminated by each of AVANGRID and PNMR under certain circumstances, including if the Merger is not consummated by July 20, 2023. During the pendency of the appeal described above, certain required regulatory approvals and consents may expire and AVANGRID and PNMR will reapply and/or apply for extensions of such approvals, as the case may be. We cannot predict the outcome of any other re-applications or requests for extensions of such approvals that may be required.
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
The Merger Agreement (as amended) provides for certain customary termination rights including the right of either party to terminate the Merger Agreement if the Merger is not completed on or before July 20, 2023. The Merger Agreement further provides that, upon termination of the Merger Agreement under certain specified circumstances (including if AVANGRID terminates the Merger Agreement due to a change in recommendation of the board of directors of PNMR or if PNMR terminates the Merger Agreement to accept a superior proposal (as defined in the Merger Agreement)), PNMR will be required to pay AVANGRID a termination fee of $130 million. In addition, the Merger Agreement provides that (i) if the Merger Agreement is terminated by either party due to a failure of a regulatory closing condition and such failure is the result of AVANGRID’s breach of its regulatory covenants, or (ii) AVANGRID fails to effect the Closing when all closing conditions have been satisfied and it is otherwise obligated to do so under the Merger Agreement, then, in either such case, upon termination of the Merger Agreement, AVANGRID will be required to pay PNMR a termination fee of $184 million as the sole and exclusive remedy. Upon the termination of the Merger Agreement under certain specified circumstances involving a breach of the Merger Agreement, either PNMR or AVANGRID will be required to reimburse the other party’s reasonable and documented out-of-pocket fees and expenses up to $10 million (which amount will be credited toward, and offset against, the payment of any applicable termination fee).
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

Business Environment
The COVID-19 pandemic has caused global economic disruption and volatility in financial markets and the United States economy. We continue to experience changes in inflation levels resulting from various supply chain disruptions, increased business and labor costs, increased financing costs from changes in the Federal Reserve's monetary policy and other disruptions caused by global economic conditions, including the COVID-19 pandemic and the Russia and Ukraine conflict described below. For example, we recently announced that Commonwealth Wind and Park City Wind would seek to re-negotiate the price of the certain Power Purchase Agreements, or PPAs, to help mitigate the impacts of inflation, increased interest rates and supply chain disruptions on the projects. On October 21, 2022, Commonwealth Wind filed a motion with the DPU seeking a one-month suspension in the DPU’s proceeding to review the power purchase agreements between Commonwealth Wind and the Massachusetts electric distribution companies, or EDCs, in order to provide an opportunity for Commonwealth Wind, the EDCs, state and regulatory officials, and other stakeholders to evaluate the current economic challenges facing Commonwealth Wind and assess measures that would return the project to economic viability including, but not limited to, certain amendments to the Power Purchase Agreements, or PPAs. In Connecticut, discussions remain ongoing with the EDCs, state and regulatory officials, and other stakeholders concerning a possible amendment to the PPAs. While we have not yet experienced a materially adverse impact to our business, results of operations or financial condition, given the uncertain scope and duration of the COVID-19 outbreak or global economic trends and its potential effects on our business, we currently cannot predict if there will be materially adverse impacts to our business, results of operations or financial condition in the future.
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
For more information, see the risk factor under the heading “The outbreak of COVID-19 and its impact on business and economic conditions could negatively affect our business, results of operations or financial condition.” in Item 1A. Risk Factors in our Form 10-K for the year ended December 31, 2022.

Summary of Results of Operations
Our operating revenues increased by by $333 million from $2,133 million for the three months ended March 31, 2022 to $2,466 million for the three months ended March 31, 2023.
Networks business revenues increased mainly due to rate increases in New York effective December 1, 2020. Renewables revenues increased mainly due to higher wind and solar generation output and favorable thermal and power trading driven by higher average prices in the period primarily due to cold weather.
Net income attributable to AVANGRID decreased by $200 million from $445 million for the three months ended March 31, 2022 to $245 million for the three months ended March 31, 2023, primarily driven by a $246 million gain recognized in the same period of 2022 from the offshore joint venture restructuring transaction in Renewables.
Adjusted net income (a non-GAAP financial measure) decreased by $201 million from $450 million for the three months ended March 31, 2022 to $248 million for the three months ended March 31, 2023. The decrease is primarily due to a $160 million decrease in Renewables driven by a gain recognized in the same period of 2022 from the offshore joint venture restructuring transaction, a $58 million decrease in Networks driven primarily by higher business costs and uncollectible expenses in the period, offset by $16 million increase in Corporate mainly driven by favorable taxes from applying the annual consolidated estimated tax rate.
For additional information and reconciliation of the non-GAAP adjusted net income to net income attributable to AVANGRID, see “—Non-GAAP Financial Measures”.
See “—Results of Operations” for further analysis of our operating results for the quarter.
Legislative and Regulatory Update
We are subject to complex and stringent energy, environmental and other laws and regulations at the federal, state and local levels as well as rules within the independent system operator, or ISO, markets in which we participate. Federal and state legislative and regulatory actions continue to change how our business is regulated. We actively participate in the regulatory process at the federal, regional, state and ISO levels. Significant updates are discussed below. For a further discussion of the environmental and other governmental regulations that affect us, see our Form 10-K for the year ended December 31, 2022.
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
The NECEC project requires certain permits, including environmental, from multiple state and federal agencies and a presidential permit from the U.S. Department of Energy, or DOE, authorizing the construction, operation, maintenance and connection of facilities for the transmission of electric energy at the international border between the United States and Canada. On January 8, 2020, the Maine Land Use Planning Commission, or LUPC, granted the LUPC Certification for the NECEC. The Maine Department of Environmental Protection, or MDEP, granted Site Location of Development Act, Natural Resources Protection Act, and Water Quality Certification permits for the NECEC by an Order dated May 11, 2020. The MDEP Order was appealed by certain intervenors. Through an Order dated July 21, 2022, the Maine Board of Environmental Protection, or MBEP, denied the appeals of the MDEP Order, as well as the appeal of MDEP’s December 4, 2020 Order approving the partial transfer of the permits for the project to NECEC Transmission LLC. In August 2022, the intervenors that had appealed the MDEP Order appealed the MBEP Order. Their appeals are pending before the Maine Superior Court. In addition, certain intervenors appealed MDEP's May 7, 2021 Order approving certain minor revisions. On February 16, 2023 the MBEP denied the appeal and affirmed the referred MDEP Order. In March 2023, the intervenors appealed the MBEP order to the Maine Superior Court, where it remains pending.
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
ISO-NE issued the final System Impact Study (SIS) for NECEC on May 13, 2020, determining the upgrades required to permit the interconnection of NECEC to the ISO-NE system. On July 9, 2020, the project received the formal I.3.9 approval associated with this interconnection request. CMP, NECEC Transmission LLC and ISO-NE executed an interconnection agreement. With respect to the upgrade required at the Seabrook Nuclear Generation Station, or Seabrook Station, on February 1, 2023, FERC issued an order granting in part AVANGRID and NECEC Transmission LLC’s complaint against NextEra Energy Resources, LLC and NextEra Energy Seabrook, LLC, or Seabrook, denying in part AVANGRID and NECEC Transmission LLC’s complaint, and dismissing Seabrook’s petition for declaratory order. Among other things, FERC directs Seabrook to replace the breaker at Seabrook Station pursuant to its obligations under Seabrook Station’s large generator interconnection agreement and good utility practice. Furthermore, FERC has determined that Seabrook should not recover opportunity or legal costs in connection with the breaker replacement. In the event that there are additional disputes between the parties in connection with the agreement for implementation of the breaker replacement, FERC notes that the parties may file an unexecuted agreement. NextEra sought reconsideration of FERC’s decision, which was denied in April 2023.
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
On November 2, 2021, Maine voters approved, by virtue of a referendum, L.D. 1295 (I.B. 1) (130th Legis. 2021), “An Act To Require Legislative Approval of Certain Transmission Lines, Require Legislative Approval of Certain Transmission Lines and Facilities and Other Projects on Public Reserved Lands and Prohibit the Construction of Certain Transmission Lines in the Upper Kennebec Region” (the “Initiative”), which per its terms would retroactively apply to the NECEC project. In particular, the Initiative (i) requires, retroactive to 2020, legislative approval for the construction of any high-impact transmission line in Maine, with approval by a 2/3 vote of all members elected to each House of the Maine Legislature required for such lines crossing or utilizing public lands; (ii) prohibits, retroactive to 2020, construction of a high-impact electric transmission line in the Upper Kennebec Region, and (iii) requires, retroactive to 2014, the vote of 2/3 of all members elected to each House of the Maine Legislature for a lease by the Bureau of Parks and Lands (“BPL”) of public reserved lands for transmission lines and similar linear projects.
On November 3, 2021, Networks and NECEC Transmission LLC filed a lawsuit challenging the constitutionality of the Initiative and requesting injunctive relief preventing retroactive enforcement of the Initiative to the NECEC transmission project. Networks and NECEC Transmission LLC also requested a preliminary injunction preventing such retroactive enforcement during the pendency of the lawsuit, which was ultimately denied. The Initiative took effect on December 19, 2021.
On December 22, 2021, Networks and NECEC Transmission LLC moved that the Business & Consumer Court report its decision to the Maine Law Court for an interlocutory appeal under the applicable rule of appellate procedure. The Business & Consumer Court granted this motion, thereby sending its decision to the Law Court for review. On August 30, 2022, the Law Court ruled that certain Initiative provisions would infringe on NECEC’s constitutionally protected vested rights if NECEC Transmission LLC can demonstrate that it engaged in substantial construction of the NECEC project in good-faith reliance of the authority under the CPCN granted by the MPUC before Maine voters approved the Initiative. The Maine Law Court remanded the matter to the Business & Consumer Court for a trial to determine that question. The trial began on April 10, 2023 and concluded on April 20, 2023, when the jury reached a unanimous decision finding that NECEC had constructed substantial construction in good faith. The Court subsequently entered an Order that NECEC had obtained vested rights to continue work on the project, and that retroactively applying the Initiative to the NECEC project would violate the Maine Constitution.

Following this decision, the company is evaluating the construction schedule for the NECEC project and related commercial operation date, including potential impacts from increased project construction costs, disputes with third party vendors regarding contracts and certain change orders, and a decrease in expected returns. As of March 31, 2023, we have capitalized approximately $612 million for the NECEC project.
On November 23, 2021, the MDEP issued an Order finding that the Initiative constituted a changed circumstance justifying the suspension of the MDEP permits for the NECEC project. In its order, the MDEP ruled that, so long as such MDEP permits are suspended, all construction must stop, subject to the performance and completion of certain activities required by the Order. The MDEP order provides that construction can resume if the court issued a preliminary injunction or a final decision on the matter by providing a prior notice of five days to the MDEP.
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
Maine Government-Run Power Referendum
On September 18, 2020, a request was submitted to the Maine Secretary of State to initiate the process of placing a government-run power referendum on the ballot. The proponents did not submit signatures in January 2022, the deadline to place the referendum on the November 2022 ballot, but have made statements that they intend to continue to collect sufficient signatures to present the referendum in a general election. On October 31, 2022, proponents of government-run power submitted signatures for a Citizen’s Initiative to the Maine Secretary of State. The Secretary of State certified that the proponents submitted more than the required signatures to place the referendum on the ballot in November 2023. Subsequently, the Secretary of State released final ballot language for the November 2023 election. In addition, proponents of the “No Blank Checks” Citizen’s Initiative submitted signatures to the Maine Secretary of State. This referendum would require citizens to approve the debt issued by the State of Maine greater than $1 billion, including debt necessary for a government-controlled entity to seize the assets of an investor-owned utility. A Petition for Review of Final Agency action was filed in Maine Superior Court challenging the Secretary’s signature determination relative to the “No Blank Checks” Citizen’s Initiative and the Maine Superior Court upheld the Secretary’s determination. We cannot predict the outcome of the Citizen’s Initiative.
Power Tax Audits
Previously, CMP, NYSEG and RG&E implemented Power Tax software to track and measure their respective deferred tax amounts. In connection with this change, we identified historical updates needed with deferred taxes recognized by CMP, NYSEG and RG&E and increased our deferred tax liabilities, with a corresponding increase to regulatory assets, to reflect the updated amounts calculated by the Power Tax software. Since 2015, the NYPSC and MPUC accepted certain adjustments to deferred taxes and associated regulatory assets for this item in recent distribution rate cases, resulting in regulatory asset balances of approximately $135 million and $137 million, respectively, for this item at March 31, 2023 and December 31, 2022.
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
On May 6, 2021, in connection with its findings in the Tropical Storm Isaias docket, PURA issued a Notice of Violation to UI for allegedly failing to comply with standards of acceptable performance in emergency preparation or restoration of service in an emergency and with orders of the Authority, and for violations of accident reporting requirements. PURA assessed a civil penalty in the total amount of approximately $2 million. PURA held a hearing on this matter and, in an order dated July 14, 2021, reduced the civil penalty to approximately $1 million. UI filed an appeal of PURA’s decision with the Connecticut Superior Court. This appeal and the appeal of PURA’s decision on the Tropical Storm Isaias docket were consolidated. On October 17, 2022, the court denied UI’s appeal and affirmed PURA’s decisions in their entirety. UI filed an appeal to the Connecticut Appellate Court on November 14, 2022. We cannot predict the outcome of this proceeding.
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
Proposed Connecticut Performance-Based Regulation
On March 17, 2023, PURA issued a draft decision proposing a regulatory framework for Performance-Based Regulation, or PBR, for electric distribution companies. The Draft Decision establishes the regulatory goals, foundational considerations, and priority outcomes to guide PBR development among other things. The intent of the PBR framework is to drive improvement in utility performance to better serve the public interest. Additional areas of focus include establishing an equitable modern grid framework, and providing a toolkit for regulatory reform. We cannot predict the outcome of this proposed regulation.
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
On February 16, 2023, the NYPSC issued an order to authorize transmission upgrades solely to support new renewable generation sources (Phase 2) pursuant to the implementation of the Accelerated Renewable Growth and Community Benefit Act. The order approves an estimated $4.4 billion in transmission upgrades proposed by upstate utilities to help integrate 3,500 MW of clean energy capacity into the grid, of which NYSEG and RG&E are approved for estimated upgrade costs of $2.25 billion, including participation with other upstate utilities on certain projects.
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
Inflation Reduction Act
In August 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law in the United States. The IRA created a new corporate alternative minimum tax, or CAMT, of 15% on adjusted financial statement income and an excise tax of 1% on the value of certain stock repurchases. The IRA also contains a number of additional provisions related to tax incentives for investments in renewable energy production, carbon capture, and other climate actions. The CAMT and other various applicable provisions of the IRA are effective for Avangrid for periods beginning after December 31, 2022.
The Company is expected to be subject to the CAMT starting in the first quarter of 2023 but does not expect it to have a material impact on our earnings, financial condition, or cash flow as the Company can utilize tax attributes to reduce the overall cash tax impact. While the Department of Treasury has issued some guidance, as recently as the first quarter of 2023, additional guidance is expected. We have taken into consideration all available guidance issued to date, which has been factored into our current year tax estimates. Given the comprehensiveness and depth of the legislation and pending guidance, we continue to monitor and evaluate the IRA’s impacts on our business and financial statements.
Partnership with Navajo Tribal Utility Authority
In March 2023, Renewables and Navajo Tribal Utility Authority Generation, Inc., or NTUAG, a wholly-owned subsidiary of Navajo Tribal Utility Authority, or NTUA, signed a Memorandum of Understanding, or MoU, to jointly explore opportunities for developing up to a 1 GW of renewable energy generation, including solar, wind, hydrogen and back-up battery storage, on the reservation of Navajo Nation. Once built, that would constitute enough generation to supply clean energy to hundreds of thousands of homes and businesses, both on the reservation, and in regional markets through export to surrounding states. All projects built through the partnership would be joint ventures, with NTUA maintaining at least 51% majority ownership to retain tribal sovereignty and control.
Connecticut Petition for General Rate Hearing
On April 24, 2023, the Connecticut Attorney General, the Office of Consumer Counsel, the Connecticut Public Utilities Regulatory Authority Office of Education, Outreach, and Enforcement, and the Connecticut Industrial Energy Consumers collectively filed a petition with PURA to conduct a general rate hearing for CNG. In 2018, PURA approved tariffs for CNG effective January 1, 2019 for a three-year rate plan. We cannot predict the outcome of this petition.

Results of Operations
The following tables set forth financial information by segment for each of the periods indicated:

	Three Months Ended				Three Months Ended
	March 31, 2023				March 31, 2022
	Total	Networks	Renewables	Other(1)	Total	Networks	Renewables	Other(1)
	(in millions)
Operating Revenues	$2,466	$2,076	$390	$—	$2,133	$1,935	$198	$—
Operating Expenses
Purchased power, natural gas and fuel used	977	833	144	—	741	756	(15)	—
Operations and maintenance	761	631	130	—	651	539	113	(1)
Depreciation and amortization	280	174	105	1	261	161	100	—
Taxes other than income taxes	183	161	21	1	178	160	18	—
Total Operating Expenses	2,201	1,799	400	2	1,831	1,616	216	(1)
Operating Income	265	277	(10)	(2)	302	319	(18)	1
Other Income (Expense)
Other income (expense)	25	29	2	(6)	11	12	1	(2)
Earnings (losses) from equity method investments	2	4	(2)	—	253	3	250	—
Interest expense, net of capitalization	(95)	(70)	(6)	(19)	(71)	(50)	(3)	(18)
Income (Loss) Before Income Tax	197	240	(16)	(27)	495	284	230	(19)
Income tax expense (benefit)	(18)	44	(34)	(28)	68	31	41	(4)
Net Income (Loss)	215	196	18	1	427	253	189	(15)
Net loss (income) attributable to noncontrolling interests	30	(1)	31	—	18	(1)	19	—
Net Income (Loss) Attributable to Avangrid, Inc.	$245	$195	$49	$1	$445	$252	$208	$(15)
(1)"Other" represents Corporate and intersegment eliminations.
Comparison of Period to Period Results of Operations
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Operating Revenues
Our operating revenues increased by $333 million from $2,133 million for the three months ended March 31, 2022 to $2,466 million for the three months ended March 31, 2023, as detailed by segment below:
Networks
Operating revenues increased by $141 million from $1,935 million for the three months ended March 31, 2022 to $2,076 million for the three months ended March 31, 2023. Electricity and gas revenues increased by $33 million, primarily due to rate increases in New York effective December 1, 2020 and $14 million favorable impact from transmission in the current period. Electricity and gas revenues changed due to the following items that have offsets within the income statement: an increase of $77 million in purchased power and purchased gas (offset in purchased power) driven by higher average pricing in commodities in the period and an increase of $17 million in flow through amortizations (offset in operating expenses).
Renewables
Operating revenues increased by $192 million from $198 million for the three months ended March 31, 2022, to $390 million for the three months ended March 31, 2023. The increase in operating revenues was primarily due to an increase of $11 million driven by 395 GWh higher wind and solar generation output, $77 million in favorable thermal and power trading driven by higher average prices in the period primarily due to cold weather, favorable MtM changes of $131 million on energy derivative transactions entered for economic hedging purposes, offset by a $27 million decrease in merchant prices driven by lower average prices in the current period.
Purchased Power, Natural Gas and Fuel Used
Purchased power, natural gas and fuel used increased by $236 million from $741 million for the three months ended March 31, 2022 to $977 million for the three months ended March 31, 2023, as detailed by segment below:

Networks
Purchased power, natural gas and fuel used increased by $77 million from $756 million for the three months ended March 31, 2022 to $833 million for the three months ended March 31, 2023. The increase is primarily driven by a $77 million increase in average commodity prices and an overall increase in electricity and gas units procured due to higher degree days in the period.
Renewables
Purchased power, natural gas and fuel used increased by $159 million from $(15) million for the three months ended March 31, 2022 to $144 million for the three months ended March 31, 2023. The increase is primarily due to unfavorable MtM changes on derivatives of $132 million driven by market price changes in the period and an increase of $27 million in power and gas purchases due to higher average prices in the current period driven by colder weather.
Operations and Maintenance
Operations and maintenance expenses increased by $110 million from $651 million for the three months ended March 31, 2022 to $761 million for the three months ended March 31, 2023, as detailed by segment below:
Networks
Operations and maintenance expenses increased by $92 million from $539 million for the three months ended March 31, 2022 to $631 million for the three months ended March 31, 2023. The increase is driven by increased business costs of $15 million, $22 million increase in personnel expenses primarily driven by higher headcount and $38 million increase in uncollectible expenses due to higher bad debt provision in the current period. In addition, there were increases of $17 million in flow-through amortizations (which is offset in revenue).
Renewables
Operations and maintenance expenses increased by $17 million from $113 million for the three months ended March 31, 2022 to $130 million for the three months ended March 31, 2023. The increase is primarily due to a $12 million increase in personnel costs driven primarily by increase in headcount in the period and $5 million increase in other operating costs primarily driven by increase in maintenance services in the current period.
Depreciation and Amortization
Depreciation and amortization for the three months ended March 31, 2023 was $280 million compared to $261 million for the three months ended March 31, 2022, an increase of $19 million. The increase is primarily driven by $18 million from plant additions in Networks and Renewables in the current period.
Other Income (Expense) and Earnings (Losses) from Equity Method Investments
Other income (expense) and equity earnings (losses) decreased by $237 million from $264 million for the three months ended March 31, 2022 to $27 million for the three months ended March 31, 2023. The decrease is primarily due to $251 million of unfavorable equity earnings, driven by a $246 million gain recognized in the same period of 2022 from the offshore joint venture restructuring transaction in Renewables, offset by a $14 million favorable change in the non-service component of pension expense driven by revised actuarial studies in Networks in the period (which is partially offset within revenue).
Interest Expense, Net of Capitalization
Interest expense for the three months ended March 31, 2023 and 2022 was $95 million and $71 million, respectively. The change is primarily due to an increase of $5 million of interest expense at Networks from increased debt and $19 million increase in Other mainly driven by increased outstanding balances on commercial papers and unfavorable changes in fair value hedge in the current period.
Income Tax
The effective tax rate, inclusive of federal and state income tax, for the three months ended March 31, 2023 was (9.1)%, which is below the federal statutory tax rate of 21%, primarily due to the recognition of production tax credits associated with wind production, the effect of the excess deferred tax amortization resulting from the Tax Act and the equity component of allowance for funds used during construction. The effective tax rate, inclusive of federal and state income tax, for the three months ended March 31, 2022 was 13.7%, which is below the federal statutory tax rate of 21%, primarily due to the recognition of production tax credits associated with wind production, the effect of the excess deferred tax amortization resulting from the Tax Act and the equity component of allowance for funds used during construction, partially offset by the tax on gain from the offshore joint venture restructuring transaction, which was reflected in total in the first quarter as a discrete adjustment.

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

The following tables provide a reconciliation between Net Income attributable to AVANGRID and non-GAAP measures Adjusted Net Income, Adjusted EBITDA and Adjusted EBITDA with Tax Credits by segment for the three months ended March 31, 2023 and 2022, respectively:

	Three Months Ended March 31, 2023
	Total	Networks	Renewables	Corporate*
	(in millions)
Net Income Attributable to Avangrid, Inc.	$245	$195	$49	$1
Adjustments:
Mark-to-market earnings – Renewables	4	—	4	—
Income tax impact of adjustments (1)	(1)	—	(1)	—
Adjusted Net Income (2)	$248	$195	$51	$1

Net (loss) income attributable to noncontrolling interests	(30)	1	(31)	—
Income tax expense (benefit)	(17)	44	(33)	(28)
Depreciation and amortization	280	174	105	1
Interest expense, net of capitalization	95	70	6	19
Other (income) expense	(25)	(29)	(2)	6
(Earnings) losses from equity method investments	(2)	(4)	2	—
Adjusted EBITDA (3)	$549	$451	$98	$—

Retained PTCs and ITCs	45	—	45	—
PTCs allocated to tax equity investors	39	—	39	—
Adjusted EBITDA with Tax Credits (3)	$633	$451	$182	$—

	Three Months Ended March 31, 2022
	Total	Networks	Renewables	Corporate*
	(in millions)
Net Income (Loss) Attributable to Avangrid, Inc.	$445	$252	$208	$(15)
Adjustments:
Mark-to-market earnings – Renewables	3	—	3	—
Impact of COVID-19	2	2	—	—
Income tax impact of adjustments (1)	(2)	(1)	(1)	—
Adjusted Net Income (2)	$450	$254	$211	$(15)

Net (loss) income attributable to noncontrolling interests	(18)	1	(19)	—
Income tax expense (benefit)	70	32	42	(4)
Depreciation and amortization	261	161	100	—
Interest expense, net of capitalization	71	50	3	18
Other (income) expense	(11)	(12)	(1)	2
(Earnings) losses from equity method investments	(253)	(3)	(250)	—
Adjusted EBITDA (3)	$569	$482	$85	$2

Retained PTCs and ITCs	43	—	43	—
PTCs allocated to tax equity investors	29	—	29	—
Adjusted EBITDA with Tax Credits (3)	$641	$482	$158	$2
(1)Income tax impact of adjustments: 2023 - $(1) million from MtM earnings for the three months ended March 31, 2023; 2022 - $(1) million from MtM earnings and $(1) million from impact of COVID-19 for the three months ended March 31, 2022.
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
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Adjusted net income
Our adjusted net income decreased by $201 million from $450 million for the three months ended March 31, 2022 to $248 million for the three months ended March 31, 2023. The decrease is primarily due to a $160 million decrease in Renewables driven by a gain recognized in the same period of 2022 from the offshore joint venture restructuring transaction, a $58 million decrease in Networks driven primarily by higher business costs and uncollectible expenses in the period, offset by $16 million increase in Corporate mainly driven by favorable taxes from applying the annual consolidated estimated tax rate.
The following tables reconcile Net Income attributable to AVANGRID to Adjusted Net Income (non-GAAP), and EPS attributable to AVANGRID to adjusted EPS (non-GAAP) for the three months ended March 31, 2023 and 2022, respectively:

	Three Months Ended
	March 31,
(Millions)	2023	2022
Networks	$195	$252
Renewables	49	208
Corporate (1)	1	(15)
Net Income	$245	$445
Adjustments:
Mark-to-market earnings - Renewables (2)	4	3
Impact of COVID-19 (3)	—	2
Income tax impact of adjustments	(1)	(2)
Adjusted Net Income (4)	$248	$450

	Three Months Ended
	March 31,
	2023	2022
Networks	$0.51	$0.65
Renewables	0.13	0.54
Corporate (1)	—	(0.04)
Net Income	$0.63	$1.15
Adjustments:
Mark-to-market earnings - Renewables (2)	0.01	0.01
Impact of COVID-19 (3)	—	0.01
Income tax impact of adjustments	—	—
Adjusted Earnings Per Share (4)	$0.64	$1.16
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

We and our subsidiaries are required to comply with certain covenants in connection with our respective loan agreements. The covenants are standard and customary in financing agreements, and we and our subsidiaries were in compliance with such covenants as of and throughout the three months ended March 31, 2023.
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
The following table provides the components of our liquidity position as of March 31, 2023 and December 31, 2022, respectively:

	As of March 31,	As of December 31,
	2023	2022
	(in millions)
Cash and cash equivalents	$72	$69
AVANGRID Credit Facility	3,575	3,575
Iberdrola Group Credit Facility	500	500
Less: borrowings	(1,290)	(397)
Total	$2,857	$3,747
AVANGRID Commercial Paper Program
AVANGRID has a commercial paper program with a limit of $2 billion that is backstopped by the AVANGRID Credit Facility (described below). As of March 31, 2023 and April 25, 2023, there was $1,090 million and $1,447 million, respectively, of commercial paper outstanding.
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
Under the terms of the AVANGRID Credit Facility, each joint borrower has a maximum borrowing entitlement, or sublimit, which can be periodically adjusted to address specific short-term capital funding needs, subject to the maximum limit contained in the agreement. On November 23, 2021, the executed AVANGRID Credit Facility increased AVANGRID's maximum sublimit from $1,500 million to $2,500 million. The AVANGRID Credit Facility contains pricing that is sensitive to AVANGRID’s consolidated greenhouse gas emissions intensity. The Credit Facility also contains negative covenants, including one that sets the ratio of maximum allowed consolidated debt to consolidated total capitalization at 0.65 to 1.00, for each borrower. Under the AVANGRID Credit Facility, each of the borrowers will pay an annual facility fee that is dependent on their credit rating. The initial facility fees will range from 10 to 22.5 basis points. The maturity date for the AVANGRID Credit Facility is November 22, 2026. As of both March 31, 2023 and April 25, 2023, we had $200 million and $0, respectively, of borrowings outstanding under this credit facility.
Since the AVANGRID credit facility is also a backstop to the AVANGRID commercial paper program, the total amount available under the facility as of both March 31, 2023 and April 25, 2023 was $2,285 million and $2,121 million, respectively.
Iberdrola Group Credit Facility
AVANGRID has a credit facility with Iberdrola Financiacion, S.A.U., a company of the Iberdrola Group. The facility has a limit of $500 million and matures on June 18, 2023. AVANGRID pays a facility fee of 10.5 basis points annually. As of both March 31, 2023 and April 25, 2023, we had no borrowings outstanding under this credit facility.

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
We expect to incur approximately $2.2 billion in capital expenditures through the remainder of 2023. This estimate is subject to continuing review and actual capital expenditures may vary significantly. For example, the U.S. Department of Commerce's anti-circumvention petition alleging that solar panels and cells shipped from Vietnam, Thailand, Malaysia and Cambodia could result in higher than expected costs for projects beyond 2023. As a result, the timing and ultimate cost associated with solar panels and cells and related project capital expenditures may vary from our current expectations.
Cash Flows
Our cash flows depend on many factors, including general economic conditions, regulatory decisions, weather, commodity price movements and operating expense and capital spending control.
The following is a summary of the cash flows by activity for the three months ended March 31, 2023 and 2022, respectively:

	Three Months Ended
	March 31,
	2023	2022
	(in millions)
Net cash provided by operating activities	$204	$388
Net cash used in investing activities	(819)	(948)
Net cash provided by (used in) financing activities	618	(266)
Net increase (decrease) in cash, cash equivalents and restricted cash	$3	$(826)
Operating Activities
The cash from operating activities for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 decreased by $184 million, primarily attributable to a net decrease in current assets and liabilities driven by timing of cash collections and cash disbursements during the period.
Investing Activities
For the three months ended March 31, 2023, net cash used in investing activities was $819 million, which was comprised of $836 million of capital expenditures, partially offset by $19 million of contributions in aid of construction.
For the three months ended March 31, 2022, net cash used in investing activities was $948 million, which was comprised of $811 million of capital expenditures and $168 million of payment for the offshore joint venture restructuring transaction, partially offset by $30 million of contributions in aid of construction.
Financing Activities
For the three months ended March 31, 2023, financing activities provided $618 million in cash reflecting primarily a net increase in non-current debt and current notes payable of $718 million, contribution from non-controlling interests of $74 million, offset by distributions to non-controlling interests of $3 million and dividends of $170 million in the period.
For the three months ended March 31, 2022, financing activities used $266 million in cash r reflecting primarily a net decrease in non-current debt and current notes payable of $101 million, distributions to non-controlling interests of $1 million and dividends of $170 million, offset by contribution from non-controlling interests of $13 million in the period.
Off-Balance Sheet Arrangements
There have been no material changes in our off-balance sheet arrangements during the three months ended March 31, 2023 as compared to those reported for the fiscal year ended December 31, 2022 in our Form 10-K.

Contractual Obligations
There have been no material changes in contractual and contingent obligations during the three months ended March 31, 2023 as compared to those reported for the fiscal year ended December 31, 2022 in our Form 10-K.
Critical Accounting Policies and Estimates
We have prepared the accompanying condensed consolidated financial statements provided herein in accordance with U.S. GAAP. In preparing the accompanying condensed consolidated financial statements, our management has made certain estimates and assumptions that affect the reported amounts of assets, liabilities, stockholders’ equity, revenues and expenses and the disclosures thereof. While we believe that these policies and estimates used are appropriate, actual future events can and often do result in outcomes that can be materially different from these estimates. As of March 31, 2023, the only notable changes to the significant accounting policies described in our Form 10-K for the fiscal year ended December 31, 2022, are with respect to our adoption of the new accounting pronouncements described in the Note 3 of our condensed consolidated financial statements for the three months ended March 31, 2023.
New Accounting Standards
We review new accounting standards to determine the expected financial effect, if any, that the adoption of each such standard will have. The new accounting pronouncements we have adopted as of January 1, 2023, and reflected in our condensed consolidated financial statements are described in Note 3 of our condensed consolidated financial statements for the three months ended March 31, 2023.

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
•its impact on business and economic conditions, including but not limited to impacts from consumer payment behavior and supply chain delays, and the pace of recovery from the pandemic;
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our market risk during the three months ended March 31, 2023, as compared to those reported for the fiscal year ended December 31, 2022 in our Form 10-K.
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
Item 1A. Risk Factors
Shareholders and prospective investors should carefully consider the risk factors disclosed in our Form 10-K for the fiscal year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
The following documents are included as exhibits to this Form 10-Q:

Exhibit Number	Description

10.1	Employment Agreement, dated October 12, 2021, between Avangrid Renewables, LLC and Jose Antonio Miranda Soto.†*

10.2	Amended and Restated Executive Variable Pay Plan.†*

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*Filed herewith.
†Compensatory plan or agreement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Avangrid, Inc.

Date: April 26, 2023	By:	/s/ Pedro Azagra Blázquez
Pedro Azagra Blázquez
Director and Chief Executive Officer

Date: April 26, 2023	By:	/s/ Patricia C. Cosgel
Patricia C. Cosgel
Senior Vice President - Chief Financial Officer