Form 10-Q
period 2023-06-30
Avangrid, Inc.
filed 2023-07-27
CIK 1634997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of July 26, 2023, the registrant had 386,770,915 shares of common stock, par value $0.01, outstanding.

Avangrid, Inc.
REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2023

GLOSSARY OF TERMS AND ABBREVIATIONS
Unless the context indicates otherwise, the terms “we,” “our” and the “Company” are used to refer to Avangrid, Inc. and its subsidiaries.

2020 Joint Proposal	Joint proposal of NYSEG and RG&E and certain other signatory parties approved by the NYPSC on November 19, 2020, for a three-year rate plan for electric and gas service commencing December 1, 2020.
Adjusted Daily Compounded SOFR	The rate per annum equal to (a) the Daily Compounded SOFR for such U.S. Government Securities Business Day and (b) the SOFR adjustment; provided that if Adjusted Daily Compounded SOFR as so determined shall ever be less than the Floor, then Adjusted Daily Compounded SOFR shall be deemed the Floor.
Adjusted Term SOFR	The rate per annum equal to (a) Term SOFR for such calculation plus (b) the SOFR adjustment; provided that if Adjusted Term SOFR as so determined shall ever be less than the Floor, then Adjusted Term SOFR shall be deemed to be the Floor.
AOCI	Accumulated other comprehensive income
ARHI	Avangrid Renewables Holdings, Inc.
ARP	Alternative Revenue Programs
ASC	Accounting Standards Codification
Avangrid	Avangrid, Inc.
BGC	The Berkshire Gas Company
PBR	Performance-Based Regulation
CfDs	Contracts for Differences
CBP	U.S. Customs and Border Protection
CFIUS	Committee on Foreign Investment in the United States
CL&P	The Connecticut Light and Power Company
CMP	Central Maine Power Company
CNG	Connecticut Natural Gas Corporation
DEEP	Connecticut Department of Energy and Environmental Protection
DIMP	Distribution Integrity Management Program
DOC	Department of Commerce
DPA	Deferred Payment Arrangements
DPU	Massachusetts Department of Public Utilities
EBITDA	Earnings before interest, taxes, depreciation and amortization
ESM	Earnings sharing mechanism
Evergreen Power	Evergreen Power, LLC
English Station	The former generation site on the Mill River in New Haven, Connecticut
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCC	Federal Communications Commission
FERC	Federal Energy Regulatory Commission
FirstEnergy	FirstEnergy Corp.
Form 10-K	Avangrid, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on February 22, 2023.
HLBV	Hypothetical Liquidation at Book Value
HSR	Hart-Scott-Rodino Antitrust Improvements Act of 1976
IRA	Inflation Reduction Act
Iberdrola	Iberdrola, S.A.
Iberdrola Group	The group of companies controlled by Iberdrola, S.A.
Installed capacity	The production capacity of a power plant or wind farm based either on its rated (nameplate) capacity or actual capacity.
ISO	Independent system operator
Klamath Plant	Klamath gas-fired cogeneration facility located in the city of Klamath, Oregon.
KW	Kilowatts
Merger
The merger of PNMR with and into Merger Sub on the terms and subject to the conditions set forth in the Merger Agreement, with PNMR continuing as the surviving corporation and as a wholly-owned subsidiary of Avangrid.

Merger Agreement	Agreement and Plan of Merger, dated as of October 20, 2020 and as amended and modified as of June 19, 2023 among Avangrid, PNMR and Merger Sub.
Merger Sub	NM Green Holdings, Inc., a New Mexico corporation and wholly-owned subsidiary of Avangrid.
MNG	Maine Natural Gas Corporation
MPUC	Maine Public Utility Commission
MtM	Mark-to-market
MW	Megawatts
MWh	Megawatt-hours
Networks	Avangrid Networks, Inc.
NMPRC	New Mexico Public Regulation Commission
Non-GAAP	Financial measures that are not prepared in accordance with U.S. GAAP, including adjusted net income, adjusted earnings per share, adjusted EBITDA and adjusted EBITDA with tax credits.
NRC	Nuclear Regulatory Commission
NYPSC	New York State Public Service Commission
NYSE	New York Stock Exchange
NYSEG	New York State Electric & Gas Corporation
NYSERDA	New York State Energy Research and Development Authority
OCI	Other comprehensive income
PJM	PJM Interconnection, L.L.C.
PNMR	PNM Resources, Inc.
PUCT	Public Utility Commission of Texas
PURA	Connecticut Public Utilities Regulatory Authority
Renewables	Avangrid Renewables, LLC
RDM	Revenue Decoupling Mechanism
RG&E	Rochester Gas and Electric Corporation
ROE	Return on equity
SCG	The Southern Connecticut Gas Company
SEC	United States Securities and Exchange Commission
Side Letter	A side letter agreement dated as of April 15, 2021 and as amended and modified as of July 19, 2023 between Avangrid and Iberdrola concerning items
SOFR	Secured Overnight Financing Rate
Tax Act	Tax Cuts and Jobs Act of 2017 enacted by the U.S. federal government on December 22, 2017
TEF	Tax equity financing arrangements
UFLPA	Uyghur Forced Labor Prevention Act
UI	The United Illuminating Company
UIL	UIL Holdings Corporation
U.S. GAAP	Generally accepted accounting principles for financial reporting in the United States.
VIEs	Variable interest entities

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Avangrid, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(Millions, except for number of shares and per share data)
Operating Revenues	$1,587	$1,794	$4,053	$3,927
Operating Expenses
Purchased power, natural gas and fuel used	385	440	1,362	1,181
Operations and maintenance	634	693	1,395	1,344
Depreciation and amortization	285	271	565	532
Taxes other than income taxes	157	169	340	347
Total Operating Expenses	1,461	1,573	3,662	3,404
Operating Income	126	221	391	523
Other Income and (Expense)
Other income	29	9	54	20
Earnings from equity method investments	4	6	6	259
Interest expense, net of capitalization	(99)	(79)	(194)	(150)
Income Before Income Tax	60	157	257	652
Income tax expense (benefit)	9	(4)	(9)	64
Net Income	51	161	266	588
Net loss attributable to noncontrolling interests	34	23	64	41
Net Income Attributable to Avangrid, Inc.	$85	$184	$330	$629
Earnings Per Common Share, Basic	$0.22	$0.48	$0.85	$1.63
Earnings Per Common Share, Diluted	$0.22	$0.48	$0.85	$1.62
Weighted-average Number of Common Shares Outstanding:
Basic	386,749,135	386,736,774	386,747,077	386,717,560
Diluted	387,108,271	387,219,348	387,092,223	387,166,378
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(Millions)
Net Income	$51	$161	$266	$588
Other Comprehensive Income (Loss)
Gain for defined benefit plans, net of income taxes of $0 for the three months ended, and $0 and $3 for the six months ended, respectively	—	—	—	8
Amortization of pension cost, net of income tax of $1 and $0 for the three months, and $1 and $0 for the six months ended, respectively	2	—	2	1
Unrealized (loss) gain from equity method investment, net of income taxes of $1 and $(1) for the three months ended, respectively, and $1 and $4 for the six months ended, respectively	6	(4)	5	11
Unrealized gain during the period on derivatives qualifying as cash flow hedges, net of income taxes of $12 and $15 for the three months ended, respectively, and $11 and $0 for the six months ended, respectively	34	39	32	—
Reclassification to net income of losses on cash flow hedges, net of income taxes $6 and $2 for the three months ended, respectively, and $24 and $6 for the six months ended, respectively	15	6	67	17
Other Comprehensive Income	57	41	106	37
Comprehensive Income	108	202	372	625
Net loss attributable to noncontrolling interests	34	23	64	41
Comprehensive Income Attributable to Avangrid, Inc.	$142	$225	$436	$666
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
As of	2023	2022
(Millions)
Assets
Current Assets
Cash and cash equivalents	$58	$69
Accounts receivable and unbilled revenues, net	1,351	1,737
Accounts receivable from affiliates	2	5
Notes receivable from affiliates	3	3
Derivative assets	66	60
Fuel and gas in storage	189	268
Materials and supplies	262	235
Prepayments and other current assets	308	386
Regulatory assets	512	447
Total Current Assets	2,751	3,210
Total Property, Plant and Equipment ($2,687 and $2,707 related to VIEs, respectively)	31,737	30,994
Operating lease right-of-use assets	196	159
Equity method investments	446	437
Other investments	44	49
Regulatory assets	2,468	2,321
Other Assets
Goodwill	3,119	3,119
Intangible assets	294	281
Derivative assets	147	140
Other	404	413
Total Other Assets	3,964	3,953
Total Assets	$41,606	$41,123
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
As of	2023	2022
(Millions, except share information)
Liabilities
Current Liabilities
Current portion of debt	$125	$412
Notes payable	1,862	566
Notes payable to affiliates	6	2
Interest accrued	64	66
Accounts payable and accrued liabilities	1,323	2,007
Accounts payable to affiliates	36	39
Dividends payable	170	170
Taxes accrued	54	61
Operating lease liabilities	14	13
Derivative liabilities	87	133
Other current liabilities	627	593
Regulatory liabilities	287	354
Total Current Liabilities	4,655	4,416
Regulatory liabilities	2,842	2,915
Other Non-current Liabilities
Deferred income taxes	2,296	2,234
Deferred income	1,129	1,062
Pension and other postretirement	474	491
Operating lease liabilities	195	161
Derivative liabilities	136	164
Asset retirement obligations	292	273
Environmental remediation costs	258	279
Other	568	563
Total Other Non-current Liabilities	5,348	5,227
Non-current debt	8,310	8,215
Non-current debt to affiliate	8	8
Total Non-current Liabilities	16,508	16,365
Total Liabilities	21,163	20,781
Commitments and Contingencies
Equity
Stockholders’ Equity:
Common stock, $.01 par value, 500,000,000 shares authorized, 387,747,130 and 387,734,757 shares issued; 386,645,258 and 386,628,586 shares outstanding, respectively	3	3
Additional paid in capital	17,695	17,694
Treasury stock	(47)	(47)
Retained earnings	1,900	1,910
Accumulated other comprehensive loss	(74)	(180)
Total Stockholders’ Equity	19,477	19,380
Non-controlling interests	966	962
Total Equity	20,443	20,342
Total Liabilities and Equity	$41,606	$41,123
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2023	2022
(Millions)
Cash Flow from Operating Activities:
Net income	$266	$588
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	565	532
Regulatory assets/liabilities amortization and carrying cost	(59)	3
Pension cost	(7)	(12)
Earnings from equity method investments	(6)	(259)
Distributions of earnings received from equity method investments	14	13
Unrealized gain on marked-to-market derivative contracts	(4)	(5)
Deferred taxes	(22)	58
Other non-cash items	(11)	(12)
Changes in operating assets and liabilities:
Current assets	459	(208)
Noncurrent assets	(62)	(289)
Current liabilities	(457)	199
Noncurrent liabilities	54	197
Net Cash Provided by Operating Activities	730	805
Cash Flow from Investing Activities:
Capital expenditures	(1,635)	(1,403)
Contributions in aid of construction	77	80
Proceeds from sale of assets	17	9
Proceeds from notes receivable from affiliates	—	(1)
Distributions received from equity method investments	2	2
Other investments and equity method investments, net	(18)	(179)
Net Cash Used in Investing Activities	(1,557)	(1,492)
Cash Flow from Financing Activities:
Non-current debt issuances	—	216
Repayments of non-current debt	(203)	(214)
Receipts (repayments) of other short-term debt, net	1,296	(162)
Repayments of financing leases	(2)	(7)
Issuance of common stock	(3)	(1)
Distributions to noncontrolling interests	(7)	(6)
Contributions from noncontrolling interests	75	138
Dividends paid	(340)	(340)
Net Cash Provided by (Used in) Financing Activities	816	(376)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(11)	(1,063)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	72	1,477
Cash, Cash Equivalents and Restricted Cash, End of Period	$61	$414
Supplemental Cash Flow Information
Cash paid for interest, net of amounts capitalized	$164	$144
Cash paid for income taxes	$22	$10
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(unaudited)

(Millions, except for number of shares )	Number of shares (*)	Common Stock	Additional paid-in capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total
As of March 31, 2022	386,624,231	$3	$17,683	$(47)	$1,819	$(277)	$19,181	$879	$20,060
Net income (loss)	—	—	—	—	184	—	184	(23)	161
Other comprehensive income, net of tax of $16	—	—	—	—	—	41	41	—	41
Comprehensive income									202
Dividends declared, $0.44/share	—	—	—	—	—	—	—	—	—
Release of common stock held in trust	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	4	—	—	—	4	—	4
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(5)	(5)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	125	125
As of June 30, 2022	386,624,231	$3	$17,687	$(47)	$2,003	$(236)	$19,410	$976	$20,386
As of March 31, 2023	386,640,918	$3	$17,697	$(47)	$1,985	$(131)	$19,507	$1,003	$20,510
Net income (loss)	—	—	—	—	85	—	85	(34)	51
Other comprehensive income, net of tax of $20	—	—	—	—	—	57	57	—	57
Comprehensive income									108
Dividends declared, $0.44/share	—	—	—	—	(170)	—	(170)	—	(170)
Release of common stock held in trust	4,299	—	—	—	—	—	—	—	—
Issuance of common stock	41	—	(4)	—	—	—	(4)	—	(4)
Stock-based compensation	—	—	2	—	—	—	2	—	2
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(4)	(4)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	1	1
As of June 30, 2023	386,645,258	$3	$17,695	$(47)	$1,900	$(74)	$19,477	$966	$20,443

(Millions, except for number of shares )	Number of shares (*)	Common Stock	Additional paid-in capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total
As of December 31, 2021	386,568,104	$3	$17,679	$(47)	$1,714	$(273)	$19,076	$885	$19,961
Adoption of accounting standards	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	629	—	629	(41)	588
Other comprehensive loss, net of tax of $13	—	—	—	—	—	37	37	—	37
Comprehensive income									625
Dividends declared, $0.88/share	—	—	—	—	(340)	—	(340)	—	(340)
Issuance of common stock	56,127	—	(1)	—	—	—	(1)	—	(1)
Stock-based compensation	—	—	9	—	—	—	9	—	9
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(6)	(6)
Contributions from noncontrolling interests	—	—	—	—		—	—	138	138
As of June 30, 2022	386,624,231	$3	$17,687	$(47)	$2,003	$(236)	$19,410	$976	$20,386
As of December 31, 2022	386,628,586	$3	$17,694	$(47)	$1,910	$(180)	$19,380	$962	$20,342
Adoption of accounting standards	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	330	—	330	(64)	266
Other comprehensive loss, net of tax of $37	—	—	—	—	—	106	106	—	106
Comprehensive income									372
Dividends declared, $0.88/share	—	—	—	—	(340)	—	(340)	—	(340)
Release of common stock held in trust	4,299	—	—	—	—	—	—	—	—
Issuance of common stock	12,373	—	(4)	—	—	—	(4)	—	(4)
Stock-based compensation	—	—	5	—	—	—	5	—	5
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(7)	(7)
Contributions from noncontrolling interests	—	—	—	—		—	—	75	75
As of June 30, 2023	386,645,258	$3	$17,695	$(47)	$1,900	$(74)	$19,477	$966	$20,443
(*) Par value of share amounts is $0.01
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 1. Background and Nature of Operations
Avangrid, Inc. (Avangrid, we or the Company) is an energy services holding company engaged in the regulated energy transmission and distribution business through its principal subsidiary, Avangrid Networks, Inc. (Networks), and in the renewable energy generation business through its principal subsidiary, Avangrid Renewables Holding, Inc. (ARHI). ARHI in turn holds subsidiaries including Avangrid Renewables, LLC (Renewables). Iberdrola, S.A. (Iberdrola), a corporation organized under the laws of the Kingdom of Spain, owns 81.6% of the outstanding common stock of Avangrid. The remaining outstanding shares are owned by various shareholders, with approximately 14.7% of Avangrid's outstanding shares publicly traded on the New York Stock Exchange (NYSE).
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
Consummation of the Merger (Closing) is subject to the satisfaction or waiver of certain customary closing conditions, including, without limitation, the approval of the Merger Agreement by the holders of at least a majority of the outstanding shares of PNMR common stock entitled to vote thereon, the absence of any material adverse effect on PNMR, the receipt of certain required regulatory approvals (including approvals from the Public Utility Commission of Texas (PUCT), the New Mexico Public Regulation Commission (NMPRC), the Federal Energy Regulatory Commission (FERC), the Federal Communications Commission (FCC), the Committee on Foreign Investment in the United States (CFIUS), the Nuclear Regulatory Commission (NRC) and approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR)), the Four Corners Divestiture Agreements (as defined below) being in full force and effect and all applicable regulatory filings associated therewith being made, as well as holders of no more than 15% of the outstanding shares of PNMR common stock validly exercising their dissenters’ rights. On February 12, 2021, the shareholders of PNMR approved the proposed Merger. As of November 1, 2021, the Merger had obtained all regulatory approvals other than from the NMPRC. On November 1, 2021, after public hearing and briefing on the matter, the hearing examiner in the Merger proceeding at the NMPRC issued an unfavorable recommendation related to the amended stipulated agreement entered into by PNMR's subsidiary, Public Service Company of New Mexico (PNM), Avangrid and a number of interveners in the NMPRC proceeding with respect to consideration of the joint Merger application. On December 8, 2021, the NMPRC issued an order rejecting the amended stipulated agreement. On January 3, 2022, Avangrid and PNM filed a notice of appeal of the December 8, 2021 decision of the NMPRC with the New Mexico Supreme Court. The Statement of Issues was filed on February 2, 2022 and the Brief in Chief was filed on April 7, 2022. On June 14, 2022, the NMPRC filed its Answer Brief. On June 13, 2022, New Energy Economy, an intervener in the Merger proceeding, filed its Answer Brief. Avangrid's Reply Brief was filed on August 5, 2022. On March 8, 2023, Avangrid, PNM and the NMPRC filed a motion with the New Mexico Supreme Court to dismiss the appeal and remand the proceeding back to the NMPRC for further proceedings. Other parties filed other motions with the New Mexico Supreme Court. On May 15, 2023, the New Mexico Supreme Court denied all of these motions and scheduled oral argument for September 15, 2023.
On February 24, 2022, the FCC granted an extension to its approval to transfer operating licenses in connection with the Merger, which was further extended on August 9, 2022 and again on February 16, 2023. On May 20, 2022, the NRC issued an order extending the effectiveness of its approval until May 25, 2023, and again on March 14, 2023 until May 25, 2024. Furthermore, a new HSR filing was submitted and the waiting period expired on March 10, 2023, providing HSR clearance for another year. On September 21, 2022, New Energy Economy filed a motion to show cause with the NMPRC alleging that Avangrid and PNM have engaged in a misleading joint advertising and sponsorship strategy and requesting an investigation. Avangrid and PNM filed a reply to the motion to show cause on October 11, 2022. On December 14, 2022, the NMPRC issued an order denying the motion.

In addition, on January 3, 2022, Avangrid, PNMR and Merger Sub entered into an Amendment to the Merger Agreement (the First Amendment), pursuant to which Avangrid, PNMR and Merger Sub each agreed to extend the “End Date” for consummation of the Merger until April 20, 2023. The parties acknowledged in the First Amendment that the required regulatory approval from the NMPRC had not been obtained and that the parties reasonably determined that such outstanding approval would not be obtained by April 20, 2022. In light of this outstanding approval, the parties determined to approve the First Amendment. Subsequently, on April 12, 2023, Avangrid, PNMR and Merger Sub entered into a Second Amendment to the Merger Agreement (the Second Amendment), pursuant to which Avangrid, PNMR and Merger Sub each agreed to further extend the “End Date” for consummation of the Merger until July 20, 2023. The parties acknowledged in the Second Amendment that the required regulatory approval from the NMPRC had not been obtained and that the parties reasonably determined that such outstanding approval would not be obtained by April 20, 2023. Subsequently, on June 19, 2023, Avangrid, PNMR and Merger Sub entered into a Third Amendment to the Merger Agreement (the Third Amendment), pursuant to which Avangrid, PNMR and Merger Sub each agreed to further extend the “End Date” for consummation of the Merger until December 31, 2023. The parties acknowledged in the Third Amendment that the required regulatory approval from the NMPRC has not been obtained and the parties reasonably determined that such outstanding approval would not be obtained by July 20, 2023. As amended by the Third Amendment, the Merger Agreement may be terminated by each of Avangrid and PNMR under certain circumstances, including if the Merger is not consummated by December 31, 2023. The Third Amendment also provides that the Merger Agreement can be further extended by 90 days upon mutual agreement by PNMR and Avangrid. During the pendency of the appeal described above, certain required regulatory approvals and consents may expire and Avangrid and PNMR will reapply and/or apply for extensions of such approvals, as the case may be. We cannot predict the outcome of any other re-applications or requests for extensions of such approvals that may be required.
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
The Merger Agreement (as amended) provides for certain customary termination rights including the right of either party to terminate the Merger Agreement if the Merger is not completed on or before December 31, 2023. The Merger Agreement further provides that, upon termination of the Merger Agreement under certain specified circumstances (including if Avangrid terminates the Merger Agreement due to a change in recommendation of the board of directors of PNMR or if PNMR terminates the Merger Agreement to accept a superior proposal (as defined in the Merger Agreement)), PNMR will be required to pay Avangrid a termination fee of $130 million. In addition, the Merger Agreement provides that (i) if the Merger Agreement is terminated by either party due to a failure of a regulatory closing condition and such failure is the result of Avangrid’s breach of its regulatory covenants, or (ii) Avangrid fails to effect the Closing when all closing conditions have been satisfied and it is otherwise obligated to do so under the Merger Agreement, then, in either such case, upon termination of the Merger Agreement, Avangrid will be required to pay PNMR a termination fee of $184 million as the sole and exclusive remedy. Upon the termination of the Merger Agreement under certain specified circumstances involving a breach of the Merger Agreement, either PNMR or Avangrid will be required to reimburse the other party’s reasonable and documented out-of-pocket fees and expenses up to $10 million (which amount will be credited toward, and offset against, the payment of any applicable termination fee).
In connection with the Merger, Iberdrola has provided Avangrid a commitment letter (the Iberdrola Funding Commitment Letter), pursuant to which Iberdrola has unilaterally agreed to provide to Avangrid, or arrange the provision to Avangrid of, funds to the extent necessary for Avangrid to consummate the Merger, up to a maximum aggregate amount of approximately $4,300 million, including the payment of the aggregate Merger Consideration.
On April 15, 2021, Avangrid entered into a side letter agreement with Iberdrola, which sets forth certain terms and conditions relating to the Iberdrola Funding Commitment Letter (the Side Letter Agreement, which was amended on July 19, 2023 to replace the LIBOR-based rates with Secured Overnight Financing Rate (SOFR)-based rates). The Side Letter Agreement, as amended, provides that any drawing in the form of indebtedness made by the Corporation pursuant to the Funding Commitment Letter shall bear interest at an interest rate equal to Adjusted Term SOFR or Adjusted Daily Compounded SOFR, as defined in the Side Letter Agreement, plus 0.75% per annum calculated on the basis of a 360-day year for the actual number of days elapsed and, commencing on the date of the Funding Commitment Letter, we shall pay Iberdrola a facility fee equal to 0.12% per annum on the undrawn portion of the funding commitment set forth in the Funding Commitment Letter. On May 20, 2023, Iberdrola assigned the Side Letter Agreement and the Iberdrola Funding Commitment Letter to Iberdrola Financiación, S.A.U., a subsidiary of Iberdrola.
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
In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly our condensed consolidated financial statements for the interim periods described herein. All such adjustments are of a normal and recurring nature, except as otherwise disclosed. The results for the three and six months ended June 30, 2023, are not necessarily indicative of the results for the entire fiscal year ending December 31, 2023.
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
Contract Costs and Contract Liabilities
We recognize an asset for incremental costs of obtaining a contract with a customer when we expect the benefit of those costs to be longer than one year. We have contract assets for costs from development success fees, which we paid during the solar asset development period in 2018, and will amortize ratably into expense over the 15-year life of the power purchase agreement (PPA), expected to commence in November 2023 upon commercial operation. Contract assets totaled $9 million at both June 30, 2023 and December 31, 2022, and are presented in "Other non-current assets" on our condensed consolidated balance sheets.
We have contract liabilities for revenue from transmission congestion contract (TCC) auctions, for which we receive payment at the beginning of an auction period, and amortize ratably each month into revenue over the applicable auction period. The auction periods range from six months to two years. TCC contract liabilities totaled $17 million and $33 million at June 30, 2023 and December 31, 2022, respectively, and are presented in "Other current liabilities" on our condensed consolidated balance sheets. We recognized $11 million and $28 million as revenue during the three and six months ended June 30, 2023, respectively, and $6 million and $14 million for the three and six months ended June 30, 2022, respectively.
Revenues disaggregated by major source for our reportable segments for the three and six months ended June 30, 2023 and 2022 are as follows:

	Three Months Ended June 30, 2023				Six Months Ended June 30, 2023
	Networks	Renewables	Other (b)	Total	Networks	Renewables	Other (b)	Total
(Millions)
Regulated operations – electricity	$953	$—	$—	$953	$2,261	$—	$—	$2,261
Regulated operations – natural gas	251	—	—	251	973	—	—	973
Nonregulated operations – wind	—	216	—	216	—	432	—	432
Nonregulated operations – solar	—	17	—	17	—	21	—	21
Nonregulated operations – thermal	—	1	—	1	—	56	—	56
Other(a)	22	(14)	—	8	19	(27)	—	(8)
Revenue from contracts with customers	1,226	220	—	1,446	3,253	482	—	3,735
Leasing revenue	4	—	—	4	6	—	—	6
Derivative revenue	—	92	—	92	—	214	—	214
Alternative revenue programs	33	—	—	33	70	—	—	70
Other revenue	10	3	(1)	12	20	9	(1)	28
Total operating revenues	$1,273	$315	$(1)	$1,587	$3,349	$705	$(1)	$4,053

	Three Months Ended June 30, 2022				Six Months Ended June 30, 2022
	Networks	Renewables	Other (b)	Total	Networks	Renewables	Other (b)	Total
(Millions)
Regulated operations – electricity	$1,029	$—	$—	$1,029	$2,199	$—	$—	$2,199
Regulated operations – natural gas	350	—	—	350	1,071	—	—	1,071
Nonregulated operations – wind	—	277	—	277	—	497	—	497
Nonregulated operations – solar	—	9	—	9	—	16	—	16
Nonregulated operations – thermal	—	11	—	11	—	24	—	24
Other(a)	37	26	—	63	59	42	—	101
Revenue from contracts with customers	1,416	323	—	1,739	3,329	579	—	3,908
Leasing revenue	1	—	—	1	4	—	—	4
Derivative revenue	—	5	—	5	—	(58)	—	(58)
Alternative revenue programs	24	—	—	24	36	—	—	36
Other revenue	23	2	—	25	30	7	—	37
Total operating revenues	$1,464	$330	$—	$1,794	$3,399	$528	$—	$3,927
(a) Primarily includes certain intra-month trading activities, billing, collection and administrative charges, sundry billings and other miscellaneous revenue.
(b) Does not represent a segment. Includes Corporate and intersegment eliminations.
As of June 30, 2023 and December 31, 2022, accounts receivable balances related to contracts with customers were approximately $1,294 million and $1,622 million, respectively, including unbilled revenues of $302 million and $541 million, which are included in “Accounts receivable and unbilled revenues, net” on our condensed consolidated balance sheets.
As of June 30, 2023, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) were as follows:

As of June 30, 2023	2024	2025	2026	2027	2028	Thereafter	Total
(Millions)
Revenue expected to be recognized on multiyear retail energy sales contracts in place	$1	$—	$—	$—	$—	$—	$1
Revenue expected to be recognized on multiyear capacity and carbon-free energy sale contracts	86	12	10	7	5	54	174
Revenue expected to be recognized on multiyear renewable energy credit sale contracts	66	44	9	6	2	2	129
Total operating revenues	$153	$56	$19	$13	$7	$56	$304
As of June 30, 2023, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) for the remainder of 2023 was $95 million.
We do not disclose information about remaining performance obligations for contracts for which we recognize revenue in the amount to which we have the right to invoice (e.g., usage-based pricing terms).
Note 5. Regulatory Assets and Liabilities
Pursuant to the requirements concerning accounting for regulated operations, our utilities capitalize, as regulatory assets, incurred and accrued costs that are probable of recovery in future electric and natural gas rates. We base our assessment of whether recovery is probable on the existence of regulatory orders that allow for recovery of certain costs over a specific period, or allow for reconciliation or deferral of certain costs. When costs are not treated in a specific regulatory order, we use regulatory precedent to determine if recovery is probable. Our operating utilities also record, as regulatory liabilities, obligations to refund previously collected revenue or to spend revenue collected from customers on future costs. The primary items that are not included in rate base or accruing carrying costs are regulatory assets for qualified pension and other postretirement benefits, which reflect unrecognized actuarial gains and losses; debt premium; environmental remediation costs, which are primarily the offset of accrued liabilities for future spending; unfunded future income taxes, which are the offset to the unfunded future deferred income tax liability recorded; asset retirement obligations; hedge losses; and contracts for differences. As of June 30, 2023, the total net amount of these items is approximately $983 million.
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
On August 11, 2022, CMP filed a three-year rate plan, with adjustments to the distribution revenue requirement in each year. In its filing, CMP has set the three rate years as May 10, 2023 to May 9, 2024 (CMP Rate Year 1); May 10, 2024 to May 9, 2025 (CMP Rate Year 2); and May 10, 2025 to May 9, 2026 (CMP Rate Year 3). The requested Rate Year revenue requirement increases for the rate years are $48 million, $28 million and $23 million, respectively. The revenue requirement adjustments are based on a test year ending December 31, 2021. The requested revenue changes for each rate year of the proposal are subject to four adjustment mechanisms: (1) a yearly review of plant additions with potential downward reconciliation in the event of an underspend, (2) a capital adjustment mechanism for certain incremental pole replacements, broadband work, electric vehicle work, energy storage projects, and metering system upgrades, (3) a symmetrical inflation reconciliation adjustment, and (4) reconciliation of the benefits associated with the tax basis repair deduction. Other parties filed direct testimony in this proceeding on December 2, 2022 and CMP filed rebuttal testimony on February 7, 2023. Technical conferences in mid-May 2023 were suspended given on-going settlement discussions among all parties. On May 31, 2023, CMP filed a Stipulation resolving all issues in the case, which provides for a 9.35% ROE, 50% equity ratio, and 50% earnings sharing for annual earnings in excess of 100 basis points of CMP’s allowed ROE. The Stipulation also provides for a two-year forward looking rate plan with increases to occur in four equal levelized amounts every six months beginning on July 1, 2023. The next three increases will occur on January 1, 2024, July 1, 2024, and January 1, 2025. The amount of each increase is $16.75 million. These revenue increases include amounts for operations and maintenance but are primarily driven by increases in capital investment forecast by CMP to occur during the period covered by the Stipulation. The Stipulation also imposes a service quality indicator incentive mechanism on CMP. The incentive is provided by a penalty mechanism that would impose a maximum of $8.8 million per year for a failure to meet specified service quality indicator targets.
On June 6, 2023, no party opposed the Stipulation and it was approved in its entirety by the MPUC.
NYSEG and RG&E Rate Plans
On November 19, 2020, the NYPSC approved a new three-year rate plan for NYSEG & RG&E (2020 Joint Proposal), with modifications to the rate increases at the two electric businesses. The effective date of new tariffs was December 1, 2020 with a make-whole provision back to April 17, 2020. The proposed rates facilitate NYSEG's and RG&E's transition to a cleaner energy future while allowing for important initiatives such as COVID-19 relief for customers and additional funding for vegetation management, hardening/resiliency and emergency preparedness. The rate plans continue the RAM designed to return or collect certain defined reconciled revenues and costs, have new depreciation rates and continue existing RDMs for each business. The 2020 Joint Proposal bases delivery revenues on an 8.80% ROE and 48.00% equity ratio; however, for the proposed earnings sharing mechanism, the equity ratio is the lower of the actual equity ratio or 50.00%. The below table provides a summary of the approved delivery rate increases and delivery rate percentages, including rate levelization and excluding energy efficiency, which is a pass-through, for all four businesses. Rate years two and three commence on May 1, 2021 and 2022, respectively:

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
On September 16, 2022, the NYPSC suspended new tariffs and rates through April 21, 2023. On October 19, 2022, consistent with the Administrative Law Judges’ July 1, 2022 Ruling on Schedule and Party Status, NYSEG and RG&E voluntarily agreed to 60-day extension of maximum suspension period through June 20, 2023, subject to a make-whole provision. NYSEG and RG&E have agreed to subsequent suspensions through October 18, 2023, subject to a make-whole provision. During this time, the parties conducted multi-party rate case settlement negotiations.
On June 14, 2023, NYSEG and RG&E filed a Joint Proposal (2023 JP) for a three-year rate plan with the NYPSC. The 2023 JP proposes a three-year rate plan for electric and gas service at NYSEG and RG&E commencing May 1, 2023 and continuing through April 30, 2026. For purposes of the 2023 JP, the three rate years are defined as the 12 months ending April 30, 2024 (New York Rate Year 1); April 30, 2025 (New York Rate Year 2); and April 30, 2026 (New York Rate Year 3); respectively. The 2023 JP initially anticipated new rates effective May 1, 2023, but further provides that if the NYPSC approval occurs after May 1, 2023, NYSEG and RG&E will make the requisite make-whole revenue adjustments to accommodate the change in the effective date of the tariffs.
The 2023 JP proposes changes in delivery rates for NYSEG's and RG&E’s Electric and Gas businesses which were levelized. Actual bill impacts will vary by customer class based on the agreed‑upon revenue allocation and rate design. The table below illustrates the Revenue Requirements and provides delivery and total bill percentages with rate levelization:

Delivery Rate Increase Summary With Rate Levelization
	Year 1			Year 2			Year 3
	Rate Increase	Delivery Rate %	Total Rate %	Rate Increase	Delivery Rate %	Total Rate %	Rate Increase	Delivery Rate %	Total Rate %
	(Millions)	Increase	Increase	(millions)	Increase	Increase	(millions)	Increase	Increase
NYSEG Electric	$137	14.4%	6.6%	$161	14.7%	7.3%	$201	15.1%	8.2%
NYSEG Gas	$12	5.5%	2.0%	$12	5.5%	2.0%	$13	5.5%	2.1%
RG&E Electric	$51	10.0%	5.0%	$57	10.1%	5.3%	$65	10.2%	5.7%
RG&E Gas	$18	9.7%	3.4%	$20	9.8%	3.6%	$22	9.8%	3.9%

The allowed rate of return on common equity for NYSEG Electric, NYSEG Gas, RG&E Electric and RG&E Gas is 9.20%. The common equity ratio for each business is 48.00%.
The Earnings Sharing Mechanism (ESM) applicable to each business will be based on Rate Year ESM thresholds as set forth in the following table:

Customers / Shareholders	Earned ROE
No Sharing	ROE ≤ 9.70%
50% / 50%	ROE > 9.70% and ≤ 10.20%
75% / 25%	ROE > 10.20% and ≤ 10.70%
90% / 10%	ROE > 10.70%
The 2023 JP further enhances distribution vegetation management at NYSEG Electric. NYSEG Electric’s total distribution vegetation management spending will increase to approximately $66 million in Rate Year 1 through three programs. NYSEG Electric routine distribution vegetation management spending will be approximately $34 million in Rate Year 1. In addition, NYSEG Electric will continue its distribution vegetation management Reclamation Program with planned spending of approximately $21 million in Rate Year 1. NYSEG Electric will also continue its Danger Tree program to address danger trees outside of the distribution right-of-way at approximately $11 million in Rate Year 1. RG&E Electric’s total distribution vegetation management spending will be approximately $10.7 million in Rate Year 1 comprised of approximately $9 million for routine distribution vegetation management and $1.7 million for its Danger Tree program, which addresses danger trees outside of the distribution right-of-way.
NYSEG and RG&E will continue to be subject to three Electric Reliability Performance Measures: the SAIFI; the CAIDI; and the Distribution Line Inspection Program Metric for Level II Deficiencies. Beginning with calendar year 2023, if NYSEG is assessed a negative revenue adjustment (NRA) for failing to meet its annual SAIFI performance metric, NYSEG will use such NRA(s) for purposes of accelerating its vegetation management reclamation program.
The 2023 JP maintains NYSEG’s and RG&E’s current Gas Safety Performance Measures. NYSEG and RG&E will continue to work with New York State Department of Public Service Staff, local fire departments, and emergency management organizations to adopt the principles of the Pipeline Emergency Responders Initiative. NYSEG and RG&E will continue to conduct scenario and hands-on drill trainings for First Responders. In addition, NYSEG and RG&E will continue their Residential Methane Detection (RMD) Program that distributes RMDs to targeted customers and implement a Meter Relocation Pilot Program through which NYSEG and RG&E will move gas meters and service regulators from the inside of a customer’s premises to the outside of a customer’s premises.
The 2023 JP establishes threshold performance levels for designated aspects of customer service quality (PSC Complaint Rate, Customer Satisfaction Survey; Calls Answered in 30 Seconds, and Percent of Estimated Bills) and subjects NYSEG and RG&E to potentially significant NRAs if they fail to meet the performance levels. The 2023 JP, among other things, also: 1) requires NYSEG and RG&E to provide a $35 bill credit if they miss a scheduled appointment with a residential customer; 2) provides that Community Distributed Generation (CDG) value stack customers who have not received a revised/corrected bill with the correct credit amount within 45 days of the bill issuance date, shall receive an additional bill credit of $10 per month for each month in excess of the initial 45-day period that the CDG/value stack bill credits are applied; 3) continues enhanced winter protections for residential customers during the cold weather period of November 1 through April 15; 4) enhances extreme heat protections by suspending residential terminations in a geographic operating region on days when temperatures are forecast at or above 85 degrees in that geographic operating region; and 5) commits NYSEG and RG&E to develop training materials, internal policy documents, and other relevant communications pertaining to situations in which a customer indicates that they have been victims of domestic violence.
NYSEG and RG&E will continue a RAM to return or collect the remaining Customer Bill Credits established in the 2020 Rate Plan, and the net balance of other RAM Eligible Deferrals and Costs, including: (1) property taxes; (2) Major Storm deferral balances; (3) gas leak prone pipe replacement; (4) REV costs and fees which are not covered by other recovery mechanisms; (5) costs associated with the implementation of any NYPSC-ordered EV program which are not covered by any other cost recovery mechanisms; and (6) Covid-Related uncollectibles (Rate Year 1 and Rate Year 2 only). The annual RAM recovery/return shall now be limited to 2.45% of NYSEG’s and RG&E’s delivery revenues (by business) as follows: (1) $29.4 million for NYSEG Electric; (2) $5.8 million for NYSEG Gas; (3) $15.0 million for RG&E Electric; and (4) $5.4 million for RG&E Gas. Customer Bill Credits shall continue to be recovered from those service classes which were eligible to receive such credits.
The 2023 JP provides for partial or full reconciliation of certain expenses including, but not limited to labor; pensions / OPEBs; property taxes; management, operations, and staffing audit expense; gas research and development; pipeline integrity costs; and Economic Development programs. The 2023 JP also includes a downward-only Net Plant reconciliation for several specific projects as well as for the overall capital plan. In addition, the 2023 JP includes downward-only reconciliations for the costs of electric and gas distribution vegetation management; pipeline integrity; gas reconcilable programs; and incremental maintenance.
NYSEG and RG&E will continue an Electric Revenue Decoupling Mechanism on a total revenue per class basis.
The 2023 JP reflects the recovery of deferred NYSEG Electric and RG&E Electric Major Storm costs of approximately $371 million and $54.6 million, respectively. NYSEG’s remaining super storm regulatory asset of $52.3 million and the non-super storm regulatory asset of $96.6 million from the 2020 Joint Proposal are being amortized over seven years. RG&E’s remaining non-super storm regulatory asset of $19.6 million established prior to the 2020 Joint Proposal is being amortized over two years. All other deferred storm costs at both NYSEG and RG&E are being amortized over 10 years. The 2023 JP gradually increases NYSEG’s and RG&E’s Major Storm rate allowances over the term of the 2023 JP to better align NYSEG’s and RG&E’s actual Major Storm costs with such rate allowances and to support NYSEG’s and RG&E’s credit metrics. The Major Storm annual rate allowance for NYSEG Electric is approximately $31.5 million in New York Rate Year 1, $41.5 million in New York Rate Year 2, and $46.5 million in New York Rate Year 3. The Major Storm annual rate allowance for RG&E Electric is approximately $4.5 million in New York Rate Year 1, $6.0 million in New York Rate Year 2, and $7.6 million in New York Rate Year 3.
The 2023 JP contains provisions consistent with, supportive of, and in furtherance of the objectives of the Climate Leadership and Community Protection Act (CLCPA). The 2023 JP includes provisions that will:
–increase funding for energy efficiency programs;
–enhance the electric system in anticipation of increased electrification;
–provide funding for improved electric and gas reliability and resiliency;
–replace leak prone pipe;
–encourage Non-Pipe Alternatives;
–increase funding for electric heat pump programs to encourage the development of alternative heating options including ground- and air-sourced heat pumps; and
–encourage the continued development of Non-Wires Alternatives.
Additionally, NYSEG and RG&E will file an annual report with the NYPSC on the impact of programs in disadvantaged communities, including: (1) clean energy spending; (2) EV Make-Ready program; (3) demand response; and (4) distributed energy resources.
Hearings on the 2023 JP were held on July 17 and 18, 2023. We cannot predict the outcome of this matter.
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
UI has wholesale power supply agreements in place for its entire standard service load for the first and second half of 2023, and 60% of the first half of 2024. Supplier of last resort service is procured on a quarterly basis and UI has a wholesale power supply agreement in place for second and third quarters of 2023.
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
On September 9, 2022, UI filed a distribution revenue requirement case proposing a three-year rate plan commencing September 1, 2023 through August 31, 2026. The filing is based on a test year ending December 31, 2021, for the rate years beginning September 1, 2023 (UI Rate Year 1), September 1, 2024 (UI Rate Year 2), and September 1, 2025 (UI Rate Year 3). UI is requesting that PURA approve new distribution rates to recover an increase in revenue requirements of approximately $91 million in UI Rate Year 1, an incremental increase of approximately $20 million in UI Rate Year 2, and an incremental increase of approximately $19 million in UI Rate Year 3, compared to total revenues that would otherwise be recovered under UI’s current rate schedules. UI’s Rate Plan also includes several measures to moderate the impact of the proposed rate update for all customers, including, without limitation a rate levelization proposal to spread the proposed total rate increase over the three rate years, which would result in a change in revenue in UI Rate Year 1 of approximately $54 million. Other parties filed direct testimony on December 13, 2022 and UI filed its rebuttal testimony on January 6, 2023. Rate case hearings concluded on March 22, 2023 with initial briefs filed in April 2023. On July 21, 2023, PURA issued a proposed Final Decision (draft decision). The draft decision provides for an 8.8% ROE, 50% equity ratio, and for a one-year rate plan. Distribution rates would include a $2 million increase in revenue requirements under the draft decision, inclusive of certain adjustments to UI's proposed revenue requirement in expense and, in some cases, adjustments to certain regulatory assets. The draft decision also reduces UI’s allowed ROE by an aggregate 52 basis point reduction to 8.28%, subject to certain conditions and timelines, to address certain alleged management and performance issues identified by PURA. The draft decision is subject to further process, including written exceptions due on August 3, 2023 and oral arguments on August 11, 2023. UI requested a two-week extension to submit exceptions and to extend dates for oral arguments. On July 27, 2023, PURA extended the due date for written exceptions to August 7, 2023 and the remainder of the procedural schedule remains unchanged with new rates expected to go into effect within September 2023 timeframe. We cannot predict the outcome of this matter.
In 2017, PURA approved new tariffs for the SCG effective January 1, 2018 for a three-year rate plan with annual rate increases. The new tariffs also include an RDM and Distribution Integrity Management Program (DIMP) mechanism, ESM, the amortization of certain regulatory liabilities (most notably accumulated hardship deferral balances and certain accumulated deferred income taxes) and tariff increases based on an ROE of 9.25% and approximately 52.00% equity level. Any dollars due to customers from the ESM will be first applied against any environmental regulatory asset balance as defined in the settlement agreement (if one exists at that time) or refunded to customers through a bill credit if such environmental regulatory asset balance does not exist.
In 2018, PURA approved new tariffs for CNG effective January 1, 2019 for a three-year rate plan with annual rate increases. The new tariffs continued the RDM and DIMP mechanism. ESM and tariff increases are based on an ROE of 9.30% and an equity ratio of 54.00% in 2019, 54.50% in 2020 and 55.00% in 2021.
On April 24, 2023 the Connecticut Attorney General, Office of Consumer Counsel, Connecticut Public Utilities Regulatory Authority Office of Education, Outreach, and Enforcement and the Connecticut Industrial Energy Consumer filed a Petition requesting that PURA conduct a general rate hearing for CNG. On May 5, 2023, CNG and SCG responded indicating a willingness to file general rate cases for each company by November 1, 2023. PURA assented to the companies’ proposal on May 21, 2023. The companies expect to file general rate cases on or about November 1, 2023.
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

Pursuant to the legislation, PURA opened a docket to consider the implementation of the associated customer compensation and reimbursement provisions in emergency events where customers were without power for more than 96 consecutive hours. On June 30, 2021, PURA issued a final decision implementing the legislative mandate to create a program pursuant to which residential customers will receive $25 for each day without power after 96 hours and also receive reimbursement of $250 for spoiled food and medicine. The decision emphasizes that no costs incurred in connection with this program are recoverable from customers. On June 29, 2023 the Governor of Connecticut signed SB7 into law, which included language that Level 1 storm events were exempt from the waiver. We will continue to review the requirements of the program for the next legislative session.
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
On May 6, 2021, in connection with its findings in the Tropical Storm Isaias docket, PURA issued a Notice of Violation to UI for allegedly failing to comply with standards of acceptable performance in emergency preparation or restoration of service in an emergency and with orders of the Authority, and for violations of accident reporting requirements. PURA assessed a civil penalty in the total amount of approximately $2 million. PURA held a hearing on this matter and, in an order dated July 14, 2021, reduced the civil penalty to approximately $1 million. UI filed an appeal of PURA’s decision with the Connecticut Superior Court. This appeal and the appeal of PURA’s decision on the Tropical Storm Isaias docket have been consolidated. Oral arguments were held on October 11, 2022, and on October 17, 2022, the court denied UI’s appeal and affirmed PURA’s decisions in their entirety. UI filed a notice of appeal to Connecticut's Appellate court on November 7, 2022. A pre-argument conference was held in January 2023, with briefs filed in April and June 2023. We cannot predict the outcome of this proceeding.
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

Regulatory assets as of June 30, 2023 and December 31, 2022, respectively, consisted of:

	June 30,	December 31,
As of	2023	2022
(Millions)
Pension and other post-retirement benefits cost deferrals	$362	$365
Pension and other post-retirement benefits	54	93
Storm costs	736	671
Rate adjustment mechanism	60	41
Revenue decoupling mechanism	76	52
Transmission revenue reconciliation mechanism	10	11
Contracts for differences	48	56
Hardship programs	32	33
Plant decommissioning	—	1
Deferred purchased gas	9	56
Environmental remediation costs	234	248
Debt premium	60	64
Unamortized losses on reacquired debt	20	19
Unfunded future income taxes	518	492
Federal tax depreciation normalization adjustment	133	137
Asset retirement obligation	20	20
Deferred meter replacement costs	59	55
COVID-19 cost recovery and late payment surcharge	12	17
Low income arrears forgiveness	64	31
Excess generation service charge	41	24
System Expansion	21	21
Non-bypassable charge	74	14
Hedges losses	34	13
Energy Efficiency Programs	20	13
Other	283	221
Total regulatory assets	2,980	2,768
Less: current portion	512	447
Total non-current regulatory assets	$2,468	$2,321
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
“Energy efficiency programs” represents the costs of energy efficiency programs deferred for future recovery to the extent they exceed the amount in rates. A portion of this balance is amortized through current rates, the remaining portion will be refunded in future periods through future rate cases.
“Other” includes post-term amortization deferrals and various items subject to reconciliation including debt rate reconciliation and deferred property tax.

Regulatory liabilities as of June 30, 2023 and December 31, 2022, respectively, consisted of:

	June 30,	December 31,
As of	2023	2022
(Millions)
Energy efficiency portfolio standard	$17	$30
Gas supply charge and deferred natural gas cost	17	15
Pension and other post-retirement benefits cost deferrals	110	117
Carrying costs on deferred income tax bonus depreciation	3	9
Carrying costs on deferred income tax - Mixed Services 263A	2	3
2017 Tax Act	1,207	1,232
Rate Change Levelization	6	25
Revenue decoupling mechanism	9	13
Accrued removal obligations	1,154	1,178
Economic development	14	20
Positive benefit adjustment	12	16
Theoretical reserve flow thru impact	2	3
Deferred property tax	16	17
Net plant reconciliation	9	11
Debt rate reconciliation	25	32
Rate refund – FERC ROE proceeding	37	36
Transmission congestion contracts	31	31
Merger-related rate credits	9	10
Accumulated deferred investment tax credits	21	22
Asset retirement obligation	18	18
Earning sharing provisions	8	13
Middletown/Norwalk local transmission network service collections	16	17
Low income programs	15	18
Non-firm margin sharing credits	28	27
New York 2018 winter storm settlement	2	1
Non by-passable charges	18	76
Transmission revenue reconciliation mechanism	70	75
Other	253	204
Total regulatory liabilities	3,129	3,269
Less: current portion	287	354
Total non-current regulatory liabilities	$2,842	$2,915
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
“Deferred property tax” represents the difference between actual expense for property taxes recoverable from customers and the amount provided for in rates. A portion of this balance is amortized through current rates, the remaining portion will be refunded in future periods through future rate cases. The amortization period in current rates is five years and began in 2020.
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

"Rate refund - FERC ROE proceeding” represents the reserve associated with the FERC proceeding around the base return on equity (ROE) reflected in ISO New England, Inc.’s (ISO-NE) open access transmission tariff (OATT). See Note 8 for more details.
"Transmission congestion contracts” represents deferral of the Nine Mile 2 Nuclear Plant transmission congestion contract at RG&E. A portion of this balance is amortized through current rates, the remaining portion will be refunded in future periods through future rate cases. The amortization period in current rates is five years and began in 2020.
“Merger-related rate credits” resulted from the acquisition of UIL. This is being used to moderate increases in rates. During both the three and six months ended June 30, 2023 and 2022, $0 and $1 million, respectively, of rate credits were applied against customer bills.
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
“Middletown/Norwalk local transmission network service collection” represents allowance for funds used during construction of the Middletown/Norwalk transmission line, which is being amortized over the useful life of the project.
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
We determine the fair value of our interest rate derivative instruments based on a model whose inputs are observable, such as SOFR, forward interest rate curves or other relevant benchmark. We include the fair value measurement for these contracts in Level 2 (See Note 7 for further discussion of interest rate contracts).
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
Restricted cash was $3 million as of both June 30, 2023 and December 31, 2022, respectively and is included in "Other Assets" on our condensed consolidated balance sheets.

The financial instruments measured at fair value as of June 30, 2023 and December 31, 2022, respectively, consisted of:

As of June 30, 2023	Level 1	Level 2	Level 3	Netting	Total
(Millions)
Equity investments with readily determinable fair values	$28	$14	$—	$—	$42
Derivative assets
Derivative financial instruments - power	$17	$52	$134	$(119)	$84
Derivative financial instruments - gas	—	17	—	(13)	4
Contracts for differences	—	—	1	—	1
Derivative financial instruments - Other	—	124	—	—	124
Total	$17	$193	$135	$(132)	$213
Derivative liabilities
Derivative financial instruments - power	$(41)	$(198)	$(62)	$241	$(60)
Derivative financial instruments - gas	(10)	(20)	(1)	31	—
Contracts for differences	—	—	(49)	—	(49)
Derivative financial instruments - Other	—	(114)	—	—	(114)
Total	$(51)	$(332)	$(112)	$272	$(223)

As of December 31, 2022	Level 1	Level 2	Level 3	Netting	Total
(Millions)
Equity investments with readily determinable fair values	$35	$13	$—	$—	$48
Derivative assets
Derivative financial instruments - power	$37	$55	$165	$(177)	$80
Derivative financial instruments - gas	1	47	—	(45)	3
Contracts for differences	—	—	1	—	1
Derivative financial instruments - Other	—	116	—	—	116
Total	$38	$218	$166	$(222)	$200
Derivative liabilities
Derivative financial instruments - power	$(46)	$(350)	$(93)	$364	$(125)
Derivative financial instruments - gas	(4)	(26)	—	30	—
Contracts for differences	—	—	(57)	—	(57)
Derivative financial instruments - Other	—	(115)	—	—	(115)
Total	$(50)	$(491)	$(150)	$394	$(297)

The reconciliation of changes in the fair value of financial instruments based on Level 3 inputs for the three and six months ended June 30, 2023 and 2022, respectively, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2023	2022	2023	2022
Fair Value Beginning of Period,	$14	$(124)	$16	$(69)
Gains recognized in operating revenues	10	14	10	52
(Losses) recognized in operating revenues	(11)	(22)	(14)	(62)
Total losses recognized in operating revenues	(1)	(8)	(4)	(10)
Gains recognized in OCI	—	1	11	3
(Losses) recognized in OCI	(1)	(29)	(4)	(92)
Total (losses) gains recognized in OCI	(1)	(28)	7	(89)
Net change recognized in regulatory assets and liabilities	4	5	8	9
Purchases	22	—	31	(1)
Settlements	(15)	4	(35)	9
Fair Value as of June 30,	$23	$(151)	$23	$(151)
Losses for the period included in operating revenues attributable to the change in unrealized gains relating to financial instruments still held at the reporting date	$(1)	$(8)	$(4)	$(10)
Level 3 Fair Value Measurement
The table below illustrates the significant sources of unobservable inputs used in the fair value measurement of our Level 3 derivatives and the variability in prices for those transactions classified as Level 3 derivatives.

As of June 30, 2023
Index	Avg.	Max.	Min.
NYMEX ($/MMBtu)	$4.47	$9.86	$1.99
AECO ($/MMBtu)	$3.13	$10.80	$1.00
Ameren ($/MWh)	$54.11	$225.62	$20.92
COB ($/MWh)	$81.32	$400.10	$10.85
ComEd ($/MWh)	$49.42	$222.49	$16.77
ERCOT S hub ($/MWh)	$49.95	$320.63	$16.85
Mid C ($/MWh)	$78.40	$400.10	$7.85
AEP-DAYTON hub ($/MWh)	$54.98	$229.75	$22.50
PJM W hub ($/MWh)	$57.69	$227.60	$21.61
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
Two elements of the analytical infrastructure employed in valuing transactions are the price curves used in the calculation of market value and the modeled volumes on unit-contingent agreements. We maintain and document authorized trading points and associated forward price curves, and we develop and document models used in valuation of the various products.

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

Range at
Unobservable Input	June 30, 2023
Risk of non-performance	0.61% - 0.67%
Discount rate	4.13% - 4.49%
Forward pricing ($ per KW-month)	$2.00 - $2.61
Fair Value of Debt
As of June 30, 2023 and December 31, 2022, debt consisted of first mortgage bonds, unsecured pollution control notes and other various non-current debt securities. The estimated fair value of debt was $7,805 million and $7,991 million as of June 30, 2023 and December 31, 2022, respectively. The estimated fair value was determined, in most cases, by discounting the future cash flows at market interest rates. The interest rates used to make these calculations take into account the credit ratings of the borrowers in each case. All debt is considered Level 2 within the fair value hierarchy.
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
(a) Networks activities
The tables below present Networks' derivative positions as of June 30, 2023 and December 31, 2022, respectively, including those subject to master netting agreements and the location of the net derivative positions on our condensed consolidated balance sheets:

As of June 30, 2023	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$15	$4	$14	$3
Derivative liabilities	(14)	(3)	(63)	(37)
	1	1	(49)	(34)
Designated as hedging instruments
Derivative assets	—	—	—	—
Derivative liabilities	—	—	—	—
	—	—	—	—
Total derivatives before offset of cash collateral	1	1	(49)	(34)
Cash collateral receivable	—	—	32	3
Total derivatives as presented in the balance sheet	$1	$1	$(17)	$(31)

As of December 31, 2022	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$30	$8	$30	$7
Derivative liabilities	(30)	(7)	(58)	(50)
	—	1	(28)	(43)
Designated as hedging instruments
Derivative assets	—	—	—	—
Derivative liabilities	—	—	—	—
	—	—	—	—
Total derivatives before offset of cash collateral	—	1	(28)	(43)
Cash collateral receivable	—	—	11	2
Total derivatives as presented in the balance sheet	$—	$1	$(17)	$(41)
The net notional volumes of the outstanding derivative instruments associated with Networks' activities as of June 30, 2023 and December 31, 2022, respectively, consisted of:

	June 30,	December 31,
As of	2023	2022
(Millions)
Wholesale electricity purchase contracts (MWh)	5.6	5.7
Natural gas purchase contracts (Dth)	7.9	9.6
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
The amounts for electricity hedge contracts and natural gas hedge contracts recognized in regulatory liabilities and assets as of June 30, 2023 and December 31, 2022 and amounts reclassified from regulatory assets and liabilities into income for the three and six months ended June 30, 2023 and 2022 are as follows:

(Millions)	Loss or Gain Recognized in Regulatory Assets/Liabilities		Location of Loss (Gain) Reclassified from Regulatory Assets/Liabilities into Income	Loss (Gain) Reclassified from Regulatory Assets/Liabilities into Income
As of				Three Months Ended June 30,		Six Months Ended June 30,
June 30, 2023	Electricity	Natural Gas	2023	Electricity	Natural Gas	Electricity	Natural Gas
Regulatory assets	$24	$10	Purchased power, natural gas and fuel used	$22	$—	$71	$6
December 31, 2022			2022
Regulatory assets	$9	$4	Purchased power, natural gas and fuel used	$(19)	$—	$(64)	$(9)

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
PURA has determined that costs associated with these CfDs will be fully recoverable by UI and CL&P through electric rates, and UI has deferred recognition of costs (a regulatory asset) or obligations (a regulatory liability), including carrying costs. For those CfDs signed by CL&P, UI records its approximate 20% portion pursuant to the cost-sharing agreement noted above. As of June 30, 2023, UI has recorded a gross derivative asset of $1 million ($0 of which is related to UI’s portion of the CfD signed by CL&P), a regulatory asset of $47 million, a gross derivative liability of $49 million ($47 million of which is related to UI’s portion of the CfD signed by CL&P) and a regulatory liability of $0. As of December 31, 2022, UI had recorded a gross derivative asset of $1 million ($0 of which is related to UI’s portion of the CfD signed by CL&P), a regulatory asset of $56 million, a gross derivative liability of $57 million ($55 million of which is related to UI’s portion of the CfD signed by CL&P) and a regulatory liability of $0.
The unrealized gains and losses from fair value adjustments to these derivatives, which are recorded in regulatory assets, for the three and six months ended June 30, 2023 and 2022, respectively, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(Millions)
Derivative liabilities	$4	$5	$8	$9
Derivatives designated as hedging instruments
The effect of derivatives in cash flow hedging relationships on Other Comprehensive Income (OCI) and income for the three and six months ended June 30, 2023 and 2022, respectively, consisted of:

Three Months Ended June 30,	Gain Recognized in OCI on Derivatives (a)	Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2023
Interest rate contracts	$—	Interest expense	$1	$99
Commodity contracts	—	Purchased power, natural gas and fuel used	—	385
Total	$—		$1
2022
Interest rate contracts	$—	Interest expense	$1	$79
Commodity contracts	—	Purchased power, natural gas and fuel used	(1)	440
Total	$—		$—

Six Months Ended June 30,	Gain (Loss) Recognized in OCI on Derivatives (a)	Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2023
Interest rate contracts	$—	Interest expense	$2	$194
Commodity contracts	—	Purchased power, natural gas and fuel used	—	1,362
Total	$—		$2
2022
Interest rate contracts	$—	Interest expense	$2	$150
Commodity contracts	2	Purchased power, natural gas and fuel used	(2)	1,181
Total	$2		$—
(a) Changes in accumulated OCI are reported on a pre-tax basis.
As of June 30, 2023 and December 31, 2022, the net loss in accumulated OCI related to previously settled forward starting swaps and accumulated amortization was $41 million and $43 million, respectively. For all the three and six months ended June 30, 2023 and 2022, Networks recorded net derivative losses related to discontinued cash flow hedges of $1 million and $2 million, respectively. Networks will amortize approximately $2 million of discontinued cash flow hedges for the remainder of 2023.
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
The net notional volumes of outstanding derivative instruments associated with Renewables' activities as of June 30, 2023 and December 31, 2022, respectively, consisted of:

	June 30,	December 31,
As of	2023	2022
(MWh/Dth in millions)
Wholesale electricity purchase contracts	2	2
Wholesale electricity sales contracts	7	7
Natural gas and other fuel purchase contracts	20	15
Financial power contracts	4	6
Basis swaps – purchases	28	22

The fair values of derivative contracts associated with Renewables' activities as of June 30, 2023 and December 31, 2022, respectively, consisted of:

	June 30,	December 31,
As of	2023	2022
(Millions)
Wholesale electricity purchase contracts	$83	$149
Wholesale electricity sales contracts	(79)	(200)
Natural gas and other fuel purchase contracts	4	2
Financial power contracts	17	8
Total	$25	$(41)
On May 27, 2021, Renewables entered into a forward interest rate swap, with a total notional amount of $935 million, to hedge the issuance of forecasted variable rate debt. The forward interest rate swap is designated and qualifies as a cash flow hedge. As part of the financial close of Vineyard Wind 1 described in Note 19, this hedge was novated to the lending institutions and the notional value changed to $956 million. As of June 30, 2023 and December 31, 2022, the fair value of the interest rate swap was $124 million and $116 million, respectively, as a current and non-current asset. The gain or loss on the interest rate swap is reported as a component of accumulated OCI and will be reclassified into earnings in the period or periods during which the related interest expense on the debt is incurred.
The tables below present Renewables' derivative positions as of June 30, 2023 and December 31, 2022, respectively, including those subject to master netting agreements and the location of the net derivative position on our condensed consolidated balance sheets:

As of June 30, 2023	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$95	$51	$41	$5
Derivative liabilities	(34)	(28)	(59)	(11)
	61	23	(18)	(6)
Designated as hedging instruments
Derivative assets	5	124	5	2
Derivative liabilities	(1)	(1)	(90)	(60)
	4	123	(85)	(58)
Total derivatives before offset of cash collateral	65	146	(103)	(64)
Cash collateral receivable	—	—	66	39
Total derivatives as presented in the balance sheet	$65	$146	$(37)	$(25)

As of December 31, 2022	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$121	$63	$79	$4
Derivative liabilities	(61)	(40)	(103)	(7)
	60	23	(24)	(3)
Designated as hedging instruments
Derivative assets	—	116	—	1
Derivative liabilities	—	—	(168)	(89)
	—	116	(168)	(88)
Total derivatives before offset of cash collateral	60	139	(192)	(91)
Cash collateral receivable	—	—	105	54
Total derivatives as presented in the balance sheet	$60	$139	$(87)	$(37)

Derivatives not designated as hedging instruments
The effects of trading and non-trading derivatives associated with Renewables' activities for the three and six months ended June 30, 2023, consisted of:

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Trading	Non-trading	Total amount per income statement	Trading	Non-trading	Total amount per income statement
(Millions)
Operating Revenues
Wholesale electricity purchase contracts	$(4)	$(2)		$(8)	$(1)
Wholesale electricity sales contracts	21	19		28	43
Financial power contracts	(3)	10		(1)	25
Financial and natural gas contracts	—	(4)		—	6
Total gain included in operating revenues	$14	$23	$1,587	$19	$73	$4,053

Purchased power, natural gas and fuel used
Wholesale electricity purchase contracts	$—	$(21)		$—	$(56)
Financial and natural gas contracts	—	(11)		—	(32)
Total (loss) gain included in purchased power, natural gas and fuel used	$—	$(32)	$385	$—	$(88)	$1,362
Total Gain (Loss)	$14	$(9)		$19	$(15)
The effects of trading and non-trading derivatives associated with Renewables' activities for the three and six months ended June 30, 2022, consisted of:

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Trading	Non-trading	Total amount per income statement	Trading	Non-trading	Total amount per income statement
(Millions)
Operating Revenues
Wholesale electricity purchase contracts	$(8)	$(3)		$1	$—
Wholesale electricity sales contracts	7	30		6	(10)
Financial power contracts	—	(20)		(2)	(41)
Financial and natural gas contracts	1	4		—	(21)
Total gain (loss) included in operating revenues	$—	$11	$1,794	$5	$(72)	$3,927

Purchased power, natural gas and fuel used
Wholesale electricity purchase contracts	$—	$16		$—	$53
Financial power contracts	—	(2)		—	(1)
Financial and natural gas contracts	—	(16)		—	21
Total gain included in purchased power, natural gas and fuel used	$—	$(2)	$440	$—	$73	$1,181
Total Gain	$—	$9		$5	$1

Derivatives designated as hedging instruments
The effect of derivatives in cash flow hedging relationships on accumulated OCI and income for the three and six months ended June 30, 2023 and 2022, respectively, consisted of:

Three Months Ended June 30,	(Loss) Gain Recognized in OCI on Derivatives (a)	Location of (Gain) Reclassified from Accumulated OCI into Income	(Gain) Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2023
Interest rate contracts	34	Interest Expense	—	$99
Commodity contracts	12	Operating revenues	18	$1,587
Total	$46		$18
2022
Interest rate contracts	71	Interest Expense	—	$79
Commodity contracts	(18)	Operating revenues	8	$1,794
Total	$53		$8

Six Months Ended June 30,	(Loss) Gain Recognized in OCI on Derivatives (a)	Location of (Gain) Reclassified from Accumulated OCI into Income	(Gain) Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2023
Interest rate contracts	124	Interest Expense	—	$194
Commodity contracts	35	Operating revenues	84	$4,053
Total	$159		$84
2022
Interest rate contracts	127	Interest Expense	—	$150
Commodity contracts	(130)	Operating revenues	19	$3,927
Total	$(3)		$19
(a) Changes in OCI are reported on a pre-tax basis.
Amounts are reclassified from accumulated OCI into income in the period during which the transaction being hedged affects earnings or when it becomes probable that a forecasted transaction being hedged would not occur. Notwithstanding future changes in prices, approximately $86 million of losses included in accumulated OCI at June 30, 2023, are expected to be reclassified into earnings within the next twelve months. For all of the three and six months ended June 30, 2023 and 2022, we did not record any net derivative losses related to discontinued cash flow hedges.
(c) Interest rate contracts
Avangrid uses financial derivative instruments from time to time to alter its fixed and floating rate debt balances or to hedge fixed rates in anticipation of future fixed rate issuances.
As of June 30, 2023 and December 31, 2022, the net loss in accumulated OCI related to previously settled interest rate contracts was $34 million and $38 million, respectively. For all the three and six months ended June 30, 2023 and 2022, we amortized into income $3 million and $5 million, respectively, of the loss related to settled interest rate contracts. We will amortize approximately $5 million of the net loss on the interest rate contracts for the remainder of 2023.

The effect of derivatives in cash flow hedging relationships on accumulated OCI for the three and six months ended June 30, 2023 and 2022, respectively, consisted of:

Three Months Ended June 30,	(Loss) Recognized in OCI on Derivatives (a)	Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2023
Interest rate contracts	$—	Interest expense	$3	$99
2022
Interest rate contracts	$—	Interest expense	$3	$79

Six Months Ended June 30,	(Loss) Recognized in OCI on Derivatives (a)	Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2023
Interest rate contracts	$—	Interest expense	$5	$194
2022
Interest rate contracts	$—	Interest expense	$5	$150
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
The effects on our consolidated financial statements as of and for the three and six months ended June 30, 2023 and 2022, respectively, are as follows:

	Fair value of hedge	Location of (Gain) Recognized in Income Statement	Loss Recognized in Income Statement		Total per Income Statement
(Millions)	As of June 30, 2023		Three Months Ended June 30, 2023	Six Months Ended June 30, 2023	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Current Liabilities	$(30)	Interest Expense	$7	$14	$99	$194
Non-current liabilities	$(80)

	Cumulative effect on hedged debt
Current debt	$30
Non-current debt	$80

	Fair value of hedge	Location of (Gain) Recognized in Income Statement	(Gain) Recognized in Income Statement		Total per Income Statement
(Millions)	As of December 31, 2022		Three Months Ended June 30, 2022	Six Months Ended June 30, 2022	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Current Liabilities	$(29)	Interest Expense	$—	$(2)	$79	$150
Non-current liabilities	$(86)

	Cumulative effect on hedged debt
Current debt	$29
Non-current debt	$86

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
The wholesale power supply agreements of UI contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit ratings on senior debt were to fall below investment grade. If such an event had occurred as of June 30, 2023, UI would have had to post an aggregate of approximately $19 million in collateral.
We have various master netting arrangements in the form of multiple contracts with various single counterparties that are subject to contractual agreements that provide for the net settlement of all contracts through a single payment. Those arrangements reduce our exposure to a counterparty in the event of a default on or termination of any single contract. For financial statement presentation purposes, we offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim or the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. As of June 30, 2023 and December 31, 2022, the amount of cash collateral under master netting arrangements that have not been offset against net derivative positions was $116 million and $97 million, respectively. Derivative instruments settlements and collateral payments are included throughout the “Changes in operating assets and liabilities” section of operating activities in our condensed consolidated statements of cash flows.
Certain of our derivative instruments contain provisions that require us to maintain an investment grade credit rating on our debt from each of the major credit rating agencies. If our debt were to fall below investment grade, we would be in violation of those provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit risk related contingent features that are in a liability position as of June 30, 2023 was $34 million, for which we have posted collateral.
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
CMP and UI reserved for refunds for Complaints I, II and III consistent with the FERC’s March 3, 2015 decision in Complaint I. Refunds were provided to customers for Complaint I. The CMP and UI total reserve associated with Complaints II and III is $29 million and $8 million, respectively, as of June 30, 2023, which has not changed since December 31, 2022, except for the accrual of carrying costs. If adopted as final by the FERC, the impact of the initial decision by the FERC administrative law judge would be an additional aggregate reserve for Complaints II and III of $17 million, which is based upon currently available information for these proceedings.
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
Customer Service Invoice Dispute
On May 4, 2021, Nike USA, Inc., the buyer under a virtual PPA with a subsidiary of Renewables (Nike), provided notice that it disagrees with the settlement amounts included in certain invoices. The PPA provides for a monthly settlement between the parties based on the metered output of the project based on a stated hub price. The disagreement relates as to the appropriate hub price to use for settlement calculations, most notably during Winter Storm Uri in February of 2021. Nike has requested an adjustment to the invoices that would increase the amount payable by approximately $31 million. Renewables has responded that the invoices have been properly calculated in accordance with the provisions of the PPA. The parties participated in a mediation in March 2023, which was unsuccessful. On June 16, 2023, Nike filed suit against the Company and certain subsidiaries of Renewables alleging breach of contract. We cannot predict the outcome of this matter.
Commonwealth Wind PPAs
In October 2022, Commonwealth Wind and Park City Wind announced that they would seek to re-negotiate the price of the certain Power Purchase Agreements, or PPAs, to help mitigate the impacts of inflation, increased interest rates and supply chain disruptions on the projects. On October 21, 2022, Commonwealth Wind filed a motion with the DPU seeking a one-month suspension in the DPU’s proceeding to review the power purchase agreements between Commonwealth Wind and the Massachusetts electric distribution companies, or EDCs, in order to provide an opportunity for Commonwealth Wind, the EDCs, state and regulatory officials, and other stakeholders to evaluate the current economic challenges facing Commonwealth Wind and assess measures that would return the project to economic viability including, but not limited to, certain amendments to the Power Purchase Agreements, or PPAs. In December 2022, Commonwealth Wind filed a motion opposing approval of the PPAs by the DPU and requesting that the proceeding be dismissed. On December 30, 2022, the DPU entered an order denying Commonwealth Wind’s motion and approving the PPAs. On January 30, 2023, Commonwealth Wind appealed the DPU’s December 30th order to the Supreme Judicial Court of Massachusetts. On July 13, 2023, each of the EDCs filed with the DPU a first amendment, termination agreement and release agreed with Commonwealth Wind, providing for an orderly termination of the PPAs, withdrawal of Commonwealth Wind’s appeal, and payment by Commonwealth Wind of a $48 million termination payment to the EDCs, an amount equal to the development period security provided for in the PPAs in connection with the regulatory approval that is under appeal. The termination agreements and their effectiveness is conditioned on approval by the DPU, which is currently pending, with comments on the proposed termination agreements due by August 2, 2023. We cannot predict the outcome of this proceeding.
Guarantee Commitments to Third Parties
As of June 30, 2023, we had approximately $710 million of standby letters of credit, surety bonds, guarantees and indemnifications outstanding. We also provided a guaranty related to Renewables' commitment to contribute equity to Vineyard Wind as described in Note 19, which is in addition to the amounts above. These instruments provide financial assurance to the business and trading partners of Avangrid, its subsidiaries and equity method investees in their normal course of business. The instruments only represent liabilities if Avangrid or its subsidiaries fail to deliver on contractual obligations. We therefore believe it is unlikely that any material liabilities associated with these instruments will be incurred and, accordingly, as of June 30, 2023, neither we nor our subsidiaries have any liabilities recorded for these instruments.
NECEC Commitments
On January 4, 2021, CMP transferred the New England Clean Energy Connect, or NECEC, project to NECEC Transmission LLC, a wholly-owned subsidiary of Networks. Among other things, NECEC Transmission LLC and/or CMP committed to approximately $90 million of future payments to support various programs in the state of Maine, of which approximately $9 million was paid through the end of 2021. In December 2021 the remaining future payments were suspended following the halt in construction of the NECEC project. NECEC restarted the payments on July 3, 2023.
Note 9. Environmental Liabilities
Environmental laws, regulations and compliance programs may occasionally require changes in our operations and facilities and may increase the cost of electric and natural gas service. We do not provide for accruals of legal costs expected to be incurred in connection with loss contingencies.
Waste sites
The Environmental Protection Agency and various state environmental agencies, as appropriate, have notified us that we are among the potentially responsible parties that may be liable for costs incurred to remediate certain hazardous substances at twenty-four waste sites, which do not include sites where gas was manufactured in the past. Sixteen of the twenty-four sites are included in the New York State Registry of Inactive Hazardous Waste Disposal Sites; two sites are included in Maine’s Uncontrolled Sites Program; zero site is included in the Brownfield Cleanup Program and one site is included on the Massachusetts Non-Priority Confirmed Disposal Site list. The remaining sites are not included in any registry list. Finally, five of the twenty-four sites are also included on the National Priorities list. Any liability may be joint and several for certain sites.
We have recorded an estimated liability of $6 million related to seven of the twenty-four sites. We have paid remediation costs related to the remaining seventeen sites and do not expect to incur additional liabilities. Additionally, we have recorded an estimated liability of $10 million related to another twelve sites where we believe it is probable that we will incur remediation and/or monitoring costs, although we have not been notified that we are among the potentially responsible parties or that we are regulated under State Resource Conservation and Recovery Act programs. It is possible the ultimate cost to remediate these sites may be significantly more than the accrued amount. As of June 30, 2023, our estimate for costs to remediate these sites ranges from $14 million to $22 million. Factors affecting the estimated remediation amount include the remedial action plan selected, the extent of site contamination, and the allocation of the clean-up costs.
Manufactured Gas Plants
We have a program to investigate and perform necessary remediation at our fifty-three sites where gas was manufactured in the past (Manufactured Gas Plants, or MGPs). Six sites are included in the New York State Registry; thirty-nine sites are included in the New York State Department of Environmental Conservation (NYSDEC) Multi-Site Order of Consent; two sites with individual NYSDEC Orders of Consent; two site under a Brownfield Cleanup Program and two sites are included in Maine Department of Environmental Protection programs (none in the Voluntary Response Action Program, Brownfield Cleanup Program and Uncontrolled Sites Program). The remaining sites are not included in a formal program. We have entered into consent orders with various environmental agencies to investigate and, where necessary, remediate forty-one of the fifty-three sites.
As of June 30, 2023, our estimate for all costs related to investigation and remediation of the fifty-three sites ranges from $134 million to $228 million. Our estimate could change materially based on facts and circumstances derived from site investigations, changes in required remedial actions, changes in technology relating to remedial alternatives and changes to current laws and regulations.
Certain of our Connecticut and Massachusetts regulated gas companies own or have previously owned properties where MGPs had historically operated. MGP operations have led to contamination of soil and groundwater with petroleum hydrocarbons, benzene and metals, among other things, at these properties, the regulation and cleanup of which is regulated by the federal Resource Conservation and Recovery Act as well as other federal and state statutes and regulations. Each of the companies has or had an ownership interest in one or more such properties contaminated as a result of MGP-related activities. Under the existing regulations, the cleanup of such sites requires state and at times, federal, regulators’ involvement and approval before cleanup can commence. In certain cases, such contamination has been evaluated, characterized and remediated. In other cases, the sites have been evaluated and characterized, but not yet remediated. Finally, at some of these sites, the scope of the contamination has not yet been fully characterized; as of June 30, 2023, no liability was recorded related to these sites and no amount of loss, if any, can be reasonably estimated at this time. In the past, the companies have received approval for the recovery of MGP-related remediation expenses from customers through rates and will seek recovery in rates for ongoing MGP-related remediation expenses for all of their MGP sites.
As of both June 30, 2023 and December 31, 2022, the liability associated with our MGP sites in Connecticut was $112 million, the remediation costs of which could be significant and will be subject to a review by PURA as to whether these costs are recoverable in rates.
As of June 30, 2023 and December 31, 2022, our total recorded liability to investigate and perform remediation at all known inactive MGP sites discussed above and other sites was $262 million and $289 million, respectively. We recorded a corresponding regulatory asset, net of insurance recoveries and the amount collected from FirstEnergy, as described below, because we expect to recover the net costs in rates. Our environmental liability accruals are recorded on an undiscounted basis and are expected to be paid through the year 2085.
FirstEnergy
NYSEG and RG&E each sued FirstEnergy under the Comprehensive Environmental Response, Compensation, and Liability Act to recover environmental cleanup costs at certain former MGP sites, which are included in the discussion above. In 2011, the District Court issued a decision and order in NYSEG’s favor, which was upheld on appeal, requiring FirstEnergy to pay NYSEG for past and future clean-up costs at the sixteen sites in dispute. In 2008, the District Court issued a decision and order in RG&E's favor requiring FirstEnergy to pay RG&E for past and future clean-up costs at the two MGP sites in dispute. FirstEnergy remains liable for a substantial share of clean up expenses at the MGP sites. Based on projections as of June 30,

2023, FirstEnergy’s share of clean-up costs owed to NYSEG & RG&E is estimated at approximately $8 million and $6 million, respectively. These amounts are being treated as contingent assets and have not been recorded as either a receivable or a decrease to the environmental provision. Any recovery will be flowed through to NYSEG and RG&E customers, as applicable.
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
On August 4, 2016, DEEP issued a partial consent order (the consent order), that, subject to its terms and conditions, requires UI to investigate and remediate certain environmental conditions within the perimeter of the English Station site. Under the consent order, to the extent that the cost of this investigation and remediation is less than $30 million, UI will remit to the State of Connecticut the difference between such cost and $30 million to be used for a public purpose as determined in the discretion of the Governor of the State of Connecticut, the Attorney General of the State of Connecticut and the Commissioner of DEEP. UI is obligated to comply with the terms of the consent order even if the cost of such compliance exceeds $30 million. Under the terms of the consent order, the state will discuss options with UI on recovering or funding any cost above $30 million such as through public funding or recovery from third parties; however, it is not bound to agree to or support any means of recovery or funding. UI has continued its process to investigate and remediate the environmental conditions within the perimeter of the English Station site pursuant to the consent order. On April 18, 2023, DEEP issued a letter to UI requiring a response within 30 days that provides alternative remediation proposals to remediate certain environmental conditions and provides an accounting of costs incurred in connection compliance with the Consent Order. UI responded to the letter on May 18, 2023. UI received a second letter on June 1, 2023 requiring a response in 30 days to provide a schedule to complete investigation of the site and to complete the investigations by September 15, 2023. UI responded on July 3, 2023.
As of both June 30, 2023 and December 31, 2022, the amount reserved related to English Station was $19 million. Since inception, we have recorded $35 million to the reserve which has been offset with cash payments over time. We cannot predict the outcome of this matter.
Eagle Takings Inquiry
In April 2023, Avangrid Renewables received a letter from the U.S. Fish and Wildlife Service regarding certain bald and gold eagle fatalities that allegedly occurred at certain Avangrid Renewables facilities that are not covered by an eagle take permit. Avangrid Renewables has responded to the U.S. Fish and Wildlife Service providing information about the relevant eagle taking permit applications and relevant mitigation activity at each facility. We cannot predict the outcome of this preliminary inquiry.
Note 10. Post-retirement and Similar Obligations
We made no pension contributions for the three and six months ended June 30, 2023. We do not expect to make any additional contributions in 2023.

The components of net periodic benefit cost for pension benefits for the three and six months ended June 30, 2023 and 2022, respectively, consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(Millions)
Service cost	$1	$7	$3	$15
Interest cost	31	(7)	61	17
Expected return on plan assets	(37)	(6)	(73)	(51)
Amortization of:
Prior service costs	1	—	1	1
Actuarial loss	—	11	1	29
Curtailment Charge	—	(25)		(23)
Net Periodic Benefit Cost	$(4)	$(20)	$(7)	$(12)
The components of net periodic benefit cost for postretirement benefits for the three and six months ended June 30, 2023 and 2022, respectively, consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(Millions)
Service cost	$1	$—	$1	$1
Interest cost	4	2	7	5
Expected return on plan assets	(2)	(1)	(3)	(3)
Amortization of:
Prior service costs	—	—	—	—
Actuarial loss	(3)	(1)	(6)	(2)
Net Periodic Benefit Cost	$—	$—	$(1)	$1
Note 11. Equity
As of June 30, 2023 and December 31, 2022, we had, respectively, 103,889 and 108,188 shares of common stock held in trust and no convertible preferred shares outstanding. During both the three and six months ended June 30, 2023, we released 4,299 shares of common stock held in trust. During both the three and six months ended June 30, 2022, we released 0 shares of common stock held in trust.
We maintain a repurchase agreement with J.P. Morgan Securities, LLC. (JPM), pursuant to which JPM will, from time to time, acquire, on behalf of Avangrid, shares of common stock of Avangrid. The purpose of the stock repurchase program is to allow Avangrid to maintain Iberdrola's relative ownership percentage of approximately 81.5%. The stock repurchase program may be suspended or discontinued at any time upon notice. As of June 30, 2023, a total of 997,983 shares have been repurchased in the open market, all of which are included as Avangrid treasury shares. The total cost of all repurchases, including commissions, was $47 million as of June 30, 2023.

Accumulated Other Comprehensive Loss
Accumulated Other Comprehensive Loss for the three and six months ended June 30, 2023 and 2022, respectively, consisted of:

	As of March 31,	Three Months Ended June 30,	As of June 30,	As of March 31,	Three Months Ended June 30,	As of June 30,
	2023	2023	2023	2022	2022	2022
(Millions)
Gain on defined benefit plans, net of income tax expense of $0 and $0 for 2023 and 2022		$—			$—
Amortization of pension cost, net of income tax expense of $1 and $0 for 2023 and 2022		2			—
Net gain (loss) on pension plans	(20)	2	(18)	(29)	—	(29)
Unrealized (loss) gain from equity method investment, net of income tax expense (benefit) of $1 for 2023 and $(1) for 2022 (a)	12	6	18	6	(4)	2
Unrealized (loss) gain during period on derivatives qualifying as cash flow hedges, net of income tax expense of $12 for 2023 and $15 for 2022	(197)	34	(163)	(233)	39	(194)
Reclassification to net income of losses on cash flow hedges, net of income tax expense of $6 for 2023 and $2 for 2022 (b)	74	15	89	(21)	6	(15)
(Loss) Gain on derivatives qualifying as cash flow hedges	(123)	49	(74)	(254)	45	(209)
Accumulated Other Comprehensive Loss	$(131)	$57	$(74)	$(277)	$41	$(236)

	As of December 31,	Six Months Ended June 30,	As of June 30,	As of December 31,	Six Months Ended June 30,	As of June 30,
	2022	2023	2023	2021	2022	2022
(Millions)
Gain on defined benefit plans, net of income tax expense of $0 and $3 for 2023 and 2022		$—	$—		$8
Amortization of pension cost, net of income tax expense of $1 and $0 for 2023 and 2022		$2			$1
Net gain (loss) on pension plans	$(20)	$2	$(18)	$(38)	$9	$(29)
Unrealized (loss) gain from equity method investment, net of income tax expense of $1 for 2023 and $4 for 2022 (a)	$13	$5	$18	$(9)	$11	$2
Unrealized loss during period on derivatives qualifying as cash flow hedges, net of income tax expense of $11 for 2023 and $0 for 2022	(195)	32	(163)	(194)	—	(194)
Reclassification to net income of losses on cash flow hedges, net of income tax expense of $24 for 2023 and $6 for 2022 (b)	22	67	89	(32)	17	(15)
(Loss) Gain on derivatives qualifying as cash flow hedges	(173)	99	(74)	(226)	17	(209)
Accumulated Other Comprehensive Loss	$(180)	$106	$(74)	$(273)	$37	$(236)
(a)    Foreign currency and interest rate contracts.
(b)    Reclassification is reflected in the operating expenses and interest expense, net of capitalization and line items in our condensed consolidated statements of income.
Note 12. Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to Avangrid by the weighted-average number of shares of our common stock outstanding. During the three and six months ended June 30, 2023 and 2022, while we did have securities that were dilutive, these securities did not result in a change in our earnings per share calculations for the three and six months ended June 30, 2023 and three months ended June 30, 2022. The dilutive securities, which consist of performance and restricted units, did result in a change in our earnings per share calculation for the six months ended June 30, 2022.
The calculations of basic and diluted earnings per share attributable to Avangrid, for the three and six months ended June 30, 2023 and 2022, respectively, consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(Millions, except for number of shares and per share data)
Numerator:
Net income attributable to Avangrid	$85	$184	$330	$629
Denominator:
Weighted average number of shares outstanding - basic	386,749,135	386,736,774	386,747,077	386,717,560
Weighted average number of shares outstanding - diluted	387,108,271	387,219,348	387,092,223	387,166,378
Earnings per share attributable to Avangrid
Earnings Per Common Share, Basic	$0.22	$0.48	$0.85	$1.63
Earnings Per Common Share, Diluted	$0.22	$0.48	$0.85	$1.62
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
The chief operating decision maker evaluates segment performance based on segment adjusted net income defined as net income adjusted to exclude mark-to-market earnings from changes in the fair value of derivative instruments and costs incurred in connection with the COVID-19 pandemic and costs incurred related to the PNMR Merger.
Products and services are sold between reportable segments and affiliate companies at cost. Segment income, expense and assets presented in the accompanying tables include all intercompany transactions that are eliminated in our condensed consolidated financial statements. Refer to Note 4 - Revenue for more detailed information on revenue by segment.

Segment information as of and for the three and six months ended June 30, 2023, consisted of:

Three Months Ended June 30, 2023	Networks	Renewables	Other (a)	Avangrid Consolidated
(Millions)
Revenue - external	$1,272	$315	$—	$1,587
Revenue - intersegment	1	—	(1)	—
Depreciation and amortization	175	110	—	285
Operating income (loss)	120	9	(3)	126
Earnings from equity method investments	4	—	—	4
Interest expense, net of capitalization	69	4	26	99
Income tax expense (benefit)	14	(26)	21	9
Adjusted net income	76	63	(59)	80
Capital expenditures	509	270	20	799

Six Months Ended June 30, 2023	Networks	Renewables	Other (a)	Avangrid Consolidated
(Millions)
Revenue - external	$3,348	$705	$—	$4,053
Revenue - intersegment	1	—	(1)	—
Depreciation and amortization	349	215	1	565
Operating income (loss)	397	(1)	(5)	391
Earnings (losses) from equity method investments	8	(2)	—	6
Interest expense, net of capitalization	139	10	45	194
Income tax expense (benefit)	58	(60)	(7)	(9)
Adjusted net income	271	115	(58)	328
Capital expenditures	1,118	497	20	1,635
As of June 30, 2023
Property, plant and equipment	20,626	11,098	13	31,737
Equity method investments	187	259	—	446
Total assets	$28,531	$13,509	$(434)	$41,606
(a) Includes Corporate and intersegment eliminations.

Segment information for the three and six months ended June 30, 2022 and as of December 31, 2022, consisted of:

Three Months Ended June 30, 2022	Networks	Renewables	Other (a)	Avangrid Consolidated
(Millions)
Revenue - external	$1,463	$330	$1	$1,794
Revenue - intersegment	1	—	(1)	—
Depreciation and amortization	164	106	1	271
Operating income (loss)	200	28	(7)	221
Earnings from equity method investments	2	4	—	6
Interest expense, net of capitalization	61	3	15	79
Income tax expense (benefit)	21	(20)	(5)	(4)
Adjusted net income	$129	$66	$(17)	$178

Six Months Ended June 30, 2022	Networks	Renewables	Other (a)	Avangrid Consolidated
(Millions)
Revenue - external	$3,398	$528	$1	$3,927
Revenue - intersegment	1	—	(1)	—
Depreciation and amortization	325	206	1	532
Operating income (loss)	519	10	(6)	523
Earnings from equity method investments	5	254	—	259
Interest expense, net of capitalization	111	6	33	150
Income tax expense (benefit)	52	21	(9)	64
Adjusted net income	382	277	(32)	628
Capital expenditures	815	586	2	1,403
As of December 31, 2022
Property, plant and equipment	20,027	10,950	17	30,994
Equity method investments	171	266	—	437
Total assets	$28,069	$13,553	$(499)	$41,123
(a) Includes Corporate and intersegment eliminations.
Reconciliation of Adjusted Net Income to Net Income attributable to Avangrid for the three and six months ended June 30, 2023 and 2022, respectively, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(Millions)
Adjusted Net Income Attributable to Avangrid, Inc.	$80	$178	$328	$628
Adjustments:
Mark-to-market earnings - Renewables (1)	8	8	4	5
Impact of COVID-19 (2)	—	1	—	(1)
Merger costs (3)	(2)	(2)	(2)	(2)
Income tax impact of adjustments	(2)	(2)	(1)	(1)
Net Income Attributable to Avangrid, Inc.	$85	$184	$330	$629
(1)Mark-to-market earnings relates to earnings impacts from changes in the fair value of Renewables' derivative instruments associated with electricity and natural gas.
(2) Represents costs incurred in connection with the COVID-19 pandemic, mainly related to bad debt provisions.
(3) Pre-merger costs incurred.

Note 14. Related Party Transactions
We engage in related party transactions that are generally billed at cost and in accordance with applicable state and federal commission regulations.
Related party transactions for the three and six months ended June 30, 2023 and 2022, respectively, consisted of:

Three Months Ended June 30,	2023		2022
(Millions)	Sales To	Purchases From	Sales To	Purchases From
Iberdrola, S.A.	$—	$(15)	$—	$(10)
Iberdrola Renovables Energía, S.L.	$—	$(1)	$—	$(3)
Iberdrola Financiación, S.A.U.	$—	$(4)	$—	$(2)
Vineyard Wind	$2	$—	$1	$—
Other	$—	$—	0	$—

Six Months Ended June 30,	2023		2022
(Millions)	Sales To	Purchases From	Sales To	Purchases From
Iberdrola, S.A.	$—	$(26)	$—	$(22)
Iberdrola Renovables Energía, S.L.	$—	$(3)	$—	$(5)
Iberdrola Financiación, S.A.U.	$—	$(8)	$—	$(5)
Vineyard Wind	$4	$—	$3	$—
Other	$—	$—	$—	$(1)
Related party balances as of June 30, 2023 and December 31, 2022, respectively, consisted of:

As of	June 30, 2023		December 31, 2022
(Millions)	Owed By	Owed To	Owed By	Owed To
Iberdrola	$—	$(26)	$1	$(29)
Iberdrola Financiación, S.A.U.	$—	$(5)	$—	$(9)
Vineyard Wind	$1	$(8)	$3	$(8)
Iberdrola Solutions	$—	$(6)	$—	$(2)
Other	$4	$(5)	$4	$(1)
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
We have a bi-lateral demand note agreement with Iberdrola Solutions, LLC, which had notes payable balance of $6 million and $2 million, respectively, as of June 30, 2023 and December 31, 2022.
There have been no guarantees provided or received for any related party receivables or payables. These balances are unsecured and are typically settled in cash. Interest is not charged on regular business transactions but is charged on outstanding loan balances. There have been no impairments or provisions made against any affiliated balances.
Avangrid optimizes its liquidity position as part of the Iberdrola Group and is a party to a liquidity agreement with a financial institution, along with certain members of the Iberdrola Group. Cash surpluses remaining after meeting the liquidity requirements of Avangrid and its subsidiaries may be deposited at the financial institution. Deposits, or credit balances, serve as collateral against the debit balances of other parties to the liquidity agreement. The balance at both June 30, 2023 and December 31, 2022, was $0.
On June 18, 2023, Avangrid's credit facility with Iberdrola Financiación, S.A.U., a subsidiary of Iberdrola, matured. The facility had a limit of $500 million. On July 19, 2023, we replaced this credit facility with an increased limit of $750 million and maturity date of June 18, 2028. Avangrid pays a quarterly facility fee of 22.5 basis points (rate per annum) on the facility based on Avangrid’s current Moody’s and S&P ratings for senior unsecured long-term debt. As of June 30, 2023 and December 31, 2022, there was no outstanding amount under this credit facility.
On July 19, 2023, we entered into a green term loan agreement with Iberdrola Financiación, S.A.U., with an aggregate principal amount of $800 million maturing on July 13, 2033 at an interest rate of 5.45% (the Intragroup Green Loan).

On July 3, 2023, we entered into a deposit agreement with Iberdrola Financiación, S.A.U., pursuant to which a deposit of $250 million was made on July 3, 2023, which matured on July 24, 2023 at an interest rate of 5.50%. The deposit was paid out on July 24, 2023 with the proceeds of the Intragroup Green Loan.
See Note 19 - Equity Method Investments for more information on Vineyard Wind, LLC (Vineyard Wind).
Note 15. Other Financial Statement Items
Accounts receivable and unbilled revenue, net
Accounts receivable and unbilled revenues, net as of June 30, 2023 and December 31, 2022 consisted of:

As of	June 30, 2023	December 31, 2022
(Millions)
Trade receivables and unbilled revenues	$1,506	$1,892
Allowance for credit losses	(155)	(155)
Accounts receivable and unbilled revenues, net	$1,351	$1,737
The change in the allowance for credit losses for the three and six months ended June 30, 2023 and 2022 consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2023	2022	2023	2022
As of Beginning of Period,	$148	$153	$155	$151
Current period provision	33	3	50	23
Write-off as uncollectible	(26)	(14)	(50)	(32)
As of June 30,	$155	$142	$155	$142
The Deferred Payment Arrangements (DPA) receivable balance was $124 million and $102 million at June 30, 2023 and December 31, 2022, respectively. The allowance for credit losses for DPAs at June 30, 2023 and December 31, 2022 was $47 million and $42 million, respectively. Furthermore, the change in the allowance for credit losses associated with the DPAs for the three and six months ended June 30, 2023 was $7 million and $5 million, respectively, and $5 million for both the three and six months ended June 30, 2022.
Prepayments and other current assets
Included in prepayments and other current assets are $51 million and $136 million of prepaid other taxes as of June 30, 2023 and December 31, 2022, respectively.
Property, plant and equipment and intangible assets
The accumulated depreciation and amortization as of June 30, 2023 and December 31, 2022, respectively, were as follows:

As of	June 30, 2023	December 31, 2022
(Millions)
Property, plant and equipment
Accumulated depreciation	$12,035	$11,542
Intangible assets
Accumulated amortization	$341	$331
As of June 30, 2023 and 2022, accrued liabilities for property, plant and equipment additions were $266 million and $175 million, respectively.
Debt
On July 3, 2023, NYSEG remarketed $100 million aggregate principal amount of unsecured notes maturing in 2034 at a fixed interest rate of 4.00%. The $100 million of notes that matured on July 3, 2023 are presented as non-current debt as of June 30, 2023 based on the closing of the debt remarketing.
Commercial Paper
As of June 30, 2023 and December 31, 2022, there was $1,860 million and $397 million of commercial paper outstanding, respectively. As of June 30, 2023 and December 31, 2022, the weighted-average interest rate on commercial paper was 5.43% and 4.66%, respectively.

Supplier Financing Arrangements
We operate a supplier financing arrangement. We arranged for the extension of payment terms with some suppliers, which could elect to be paid by a financial institution earlier than maturity under supplier financing arrangements. Due to the interest cost associated with these arrangements, the balances are classified as "Notes payable" on our consolidated balance sheets. The balance relates to capital expenditures and, therefore, is treated as non-cash activity, and is reported under financing activity of the consolidated statement of cash flows when the balance is paid. As of June 30, 2023 and December 31, 2022, the amount of notes payable under supplier financing arrangements was $4 million and $171 million, respectively. As of June 30, 2023 and December 31, 2022, the weighted average interest rate on the balance was 6.12% and 5.48%, respectively.
Other current liabilities
Included in other current liabilities are $361 million and $271 million of advances received as of June 30, 2023 and December 31, 2022, respectively.
Note 16. Income Tax Expense
The effective tax rates, inclusive of federal and state income tax, for the three and six months ended June 30, 2023, were 15.0% and (3.5)%, respectively. The effective tax rates for the three and six months ended June 30, 2023, are below the federal statutory tax rate of 21%, primarily due to the recognition of production tax credits associated with wind production, the effect of the excess deferred tax amortization resulting from the Tax Act, and the equity component of allowance for funds used during construction. Additionally, for the three months ended June 30, 2023, there was an unfavorable effect from the update to the annualized effective tax rate.
The effective tax rates, inclusive of federal and state income tax, for the three and six months ended June 30, 2022, were (2.5)% and 9.8%, respectively. The effective tax rates for the three and six months ended June 30, 2022 are below the federal statutory tax rate of 21%, primarily due to the recognition of production tax credits associated with wind production, the effect of the excess deferred tax amortization resulting from the Tax Act and the equity component of allowance for funds used during construction, partially offset by the tax on gain from the offshore joint venture restructuring transaction (see Note 19 for further details on the transaction).
Note 17. Stock-Based Compensation Expense
The Avangrid, Inc. Amended and Restated Omnibus Incentive Plan (the Plan) provides for, among other things, the issuance of performance stock units (PSUs), restricted stock units (RSUs) and phantom share units (Phantom Shares).
Performance Stock Units
In March 2023, a total number of 677,752 PSUs, before applicable taxes, were approved to be earned by participants based on achievement of certain performance and market-based metrics for the 2021 to 2022 performance period and are payable in three equal installments, net of applicable taxes, in 2023, 2024 and 2025. The first installment was paid in June 2023, and 125,657 shares of common stock were issued in July 2023 to settle this installment payment.
On April 12, 2023 and July 20, 2023, respectively, 487,000 and 20,000 PSUs were granted to certain executives of Avangrid with achievement measured based on certain performance and market-based metrics for the 2023 to 2025 performance period. The PSUs will be payable in three equal installments, net of applicable taxes, in 2026, 2027 and 2028.
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
Phantom Share Units
In February 2022, 9,000 Phantom Shares were granted to certain Avangrid executives and employees. These awards vest in three equal installments in 2022, 2023 and 2024 and will be settled in a cash amount equal to the number of Phantom Shares multiplied by the closing share price of Avangrid’s common stock on the respective vesting dates, subject to continued employment. The liability of these awards is measured based on the closing share price of Avangrid’s common stock at each reporting date until the date of settlement. In February 2023, $0.1 million was paid to settle the second installment under this plan.
In February 2023, 81,000 Phantom Shares were granted to certain Avangrid executives and employees. These awards vest in three equal installments in 2024, 2025 and 2026 and will be settled in a cash amount equal to the number of Phantom Shares multiplied by the closing share price of Avangrid’s common stock on the respective vesting dates, subject to continued employment. The liability of these awards is measured based on the closing share price of Avangrid’s common stock at each reporting date until the date of settlement.
As of June 30, 2023 and December 31, 2022, the total liability was $2 million and $0, respectively, which is included in other current and non-current liabilities.
The total stock-based compensation expense, which is included in "Operations and maintenance" in our condensed consolidated statements of income, for the three and six months ended June 30, 2023 was $3 million and $7 million, respectively, and for the three and six months ended June 30, 2022 was $3 million and $8 million, respectively.
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
The assets and liabilities of the VIEs totaled approximately $2,797 million and $186 million, respectively, at June 30, 2023. As of December 31, 2022, the assets and liabilities of VIEs totaled approximately $2,853 million and $424 million, respectively. At June 30, 2023 and December 31, 2022, the assets and liabilities of the VIEs consisted primarily of property, plant and equipment.
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
At June 30, 2023, El Cabo Wind, LLC (El Cabo), Patriot Wind Farm LLC (Patriot), Aeolus Wind Power VII, LLC (Aeolus VII), Aeolus VIII, and Solis I are our consolidated VIEs.
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
Vineyard Wind 1 is considered a VIE because it cannot finance its activities without additional support from its owners or third parties. Renewables is not the primary beneficiary of the entity since it does not have a controlling financial interest, and therefore we do not consolidate this entity. As of June 30, 2023 and December 31, 2022, the carrying amount of Renewables' investments in Vineyard Wind 1, LLC and Vineyard Wind 1 Pledgor LLC was $12 million and $9 million, respectively.
Note 20. Subsequent Event
On July 18, 2023, the board of directors of Avangrid declared a quarterly dividend of $0.44 per share on its common stock. This dividend is payable on October 2, 2023 to shareholders of record at the close of business on September 1, 2023.

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
Avangrid has approximately $42 billion in assets and operations in 24 states concentrated in our two primary lines of business - Avangrid Networks and Avangrid Renewables. Avangrid Networks owns eight electric and natural gas utilities, serving approximately 3.3 million customers in New York and New England. Avangrid Renewables owns and operates 9.2 gigawatts of electricity capacity, primarily through wind and solar power, with a presence in 22 states across the United States. Avangrid supports the achievement of the Sustainable Development Goals approved by the member states of the United Nations, was named among the World’s Most Ethical companies in 2023 for the fifth consecutive year by the Ethisphere Institute and recognized by Just Capital as one of the 2023 Just 100, an annual ranking of the most just U.S. public companies for the third time. Avangrid employs approximately 7,600 people. Iberdrola S.A., or Iberdrola, a corporation (sociedad anónima) organized under the laws of the Kingdom of Spain, a worldwide leader in the energy industry, directly owns 81.6% of the outstanding shares of Avangrid common stock. The remaining outstanding shares are owned by various shareholders with approximately 14.7% of Avangrid's outstanding shares publicly-traded on the New York Stock Exchange (NYSE). Avangrid's primary businesses are described below.
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
Through Networks, we own electric distribution, transmission and generation companies and natural gas distribution, transportation and sales companies in New York, Maine, Connecticut and Massachusetts, delivering electricity to approximately 2.3 million electric utility customers and delivering natural gas to approximately 1.0 million natural gas utility customers as of June 30, 2023.
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

Renewables has a combined wind, solar and thermal installed capacity of 9,226 megawatts, or MW, as of June 30, 2023, including Renewables’ share of joint projects, of which 8,061 MW was installed wind capacity. Renewables targets to contract or hedge above 80% of its capacity under long-term PPAs and hedges to limit market volatility. As of June 30, 2023, approximately 75% of the capacity was contracted with PPAs for an average period of approximately 10 years and an additional 12% of production was hedged. Avangrid is one of the three largest wind operators in the United States based on installed capacity as of June 30, 2023, and strives to lead the transformation of the U.S. energy industry to a sustainable, competitive, clean energy future. Renewables installed capacity includes 67 wind farms and six solar facilities in 21 states across the United States.
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
On April 15, 2021, Avangrid entered into a side letter agreement with Iberdrola, which sets forth certain terms and conditions relating to the Iberdrola Funding Commitment Letter (the Side Letter Agreement). The Side Letter Agreement provides that any drawing in the form of indebtedness made by the Corporation pursuant to the Funding Commitment Letter shall bear interest at an interest rate equal to Adjusted Term SOFR or Adjusted Daily Compounded SOFR plus 0.75% per annum calculated on the basis of a 360-day year for the actual number of days elapsed and, commencing on the date of the Funding Commitment Letter, we shall pay Iberdrola a facility fee equal to 0.12% per annum on the undrawn portion of the funding commitment set forth in the Funding Commitment Letter.
On February 12, 2021, the shareholders of PNMR approved the proposed Merger. As of November 1, the Merger had obtained all regulatory approvals other than from the New Mexico Public Regulation Commission, or NMPRC. On November 1, 2021, after public hearing and briefing on the matter, the hearing examiner in the Merger proceeding at the NMPRC issued an unfavorable recommendation related to the amended stipulated agreement entered into by PNMR, Avangrid and several interveners in the NMPRC proceeding with respect to consideration of the joint Merger application in June 2021. On December 8, 2021, the NMPRC issued an order rejecting the amended stipulated agreement. On January 3, 2022, Avangrid and PNMR filed a notice of appeal of the December 8, 2021 decision of the NMPRC with the New Mexico Supreme Court. The Statement of Issues was filed on February 2, 2022 and the Brief in Chief was filed on April 7, 2022. On June 14, 2022, the NMPRC filed its Answer Brief. On June 13, 2022, New Energy Economy, an intervener in the Merger proceeding, filed its Answer Brief. Avangrid's Reply Brief was filed on August 5, 2022. On March 8, 2023, Avangrid, PNM and the NMPRC filed a motion with the New Mexico Supreme Court to dismiss the appeal and remand the proceeding back to the NMPRC for further proceedings. Other parties filed other motions with the New Mexico Supreme Court. On May 15, 2023, the New Mexico Supreme Court denied all of these motions and scheduled oral argument for September 15, 2023.
On February 24, 2022, the FCC granted an extension to its approval to transfer operating licenses in connection with the Merger, which was further extended on August 9, 2022 and again on February 16, 2023. On May 20, 2022, the NRC issued an order extending the effectiveness of its approval until May 25, 2023, and again on March 14, 2023 until May 25, 2024. Furthermore, a new HSR filing was submitted and the waiting period expired on March 10, 2023, providing HSR clearance for another year. On September 21, 2022, New Energy Economy filed a motion to show cause with the NMPRC alleging that Avangrid and PNM have engaged in a misleading joint advertising and sponsorship strategy and requesting an investigation. Avangrid and PNM filed a reply to the motion to show cause on October 11, 2022. On December 14, 2022, the NMPRC issued an order denying the motion.
In addition, on January 3, 2022, Avangrid, PNMR and Merger Sub entered into an Amendment to the Merger Agreement (the First Amendment), pursuant to which Avangrid, PNMR and Merger Sub each agreed to extend the “End Date” for consummation of the Merger until April 20, 2023. The parties acknowledged in the First Amendment that the required regulatory approval from the NMPRC had not been obtained and that the parties reasonably determined that such outstanding approval would not be obtained by April 20, 2022. In light of this outstanding approval, the parties determined to approve the First Amendment. Subsequently, on April 12, 2023, Avangrid, PNMR and Merger Sub entered into a Second Amendment to the Merger Agreement (the Second Amendment), pursuant to which Avangrid, PNMR and Merger Sub each agreed to further extend the “End Date” for consummation of the Merger until July 20, 2023. The parties acknowledged in the Second Amendment that the required regulatory approval from the NMPRC had not been obtained and that the parties reasonably determined that such outstanding approval would not be obtained by April 20, 2023. Subsequently, on June 19, 2023, Avangrid, PNMR and Merger Sub entered into a Third Amendment to the Merger Agreement (the Third Amendment), pursuant to which Avangrid, PNMR and Merger Sub each agreed to further extend the “End Date” for consummation of the Merger until December 31, 2023. The parties acknowledged in the Third Amendment that the required regulatory approval from the NMPRC has not been obtained and the parties reasonably determined that such outstanding approval would not be obtained by July 20, 2023. As amended by the Third Amendment, the Merger Agreement may be terminated by each of Avangrid and PNMR under certain circumstances, including if the Merger is not consummated by December 31, 2023. The Third Amendment also provides that the Merger Agreement can be further extended by 90 days upon mutual agreement by PNMR and Avangrid. During the pendency of the appeal described above, certain required regulatory approvals and consents may expire and Avangrid and PNMR will reapply and/or apply for extensions of such approvals, as the case may be. We cannot predict the outcome of any other re-applications or requests for extensions of such approvals that may be required.
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
The Merger Agreement (as amended) provides for certain customary termination rights including the right of either party to terminate the Merger Agreement if the Merger is not completed on or before December 31, 2023. The Merger Agreement further provides that, upon termination of the Merger Agreement under certain specified circumstances (including if Avangrid terminates the Merger Agreement due to a change in recommendation of the board of directors of PNMR or if PNMR terminates the Merger Agreement to accept a superior proposal (as defined in the Merger Agreement)), PNMR will be required to pay Avangrid a termination fee of $130 million. In addition, the Merger Agreement provides that (i) if the Merger Agreement is terminated by either party due to a failure of a regulatory closing condition and such failure is the result of Avangrid’s breach of its regulatory covenants, or (ii) Avangrid fails to effect the Closing when all closing conditions have been satisfied and it is otherwise obligated to do so under the Merger Agreement, then, in either such case, upon termination of the Merger Agreement, Avangrid will be required to pay PNMR a termination fee of $184 million as the sole and exclusive remedy. Upon the termination of the Merger Agreement under certain specified circumstances involving a breach of the Merger Agreement, either PNMR or Avangrid will be required to reimburse the other party’s reasonable and documented out-of-pocket fees and expenses up to $10 million (which amount will be credited toward, and offset against, the payment of any applicable termination fee).

In connection with the Merger, Iberdrola has provided Avangrid a commitment letter (the Iberdrola Funding Commitment Letter), pursuant to which Iberdrola has unilaterally agreed to provide to Avangrid, or arrange the provision to Avangrid of, funds to the extent necessary for Avangrid to consummate the Merger, up to a maximum aggregate amount of approximately $4,300 million, including the payment of the aggregate Merger Consideration.
Business Environment
The COVID-19 pandemic and Russian and Ukraine conflict and related sanctions have caused global economic disruption and volatility in financial markets and the United States economy. We continue to experience changes in inflation levels resulting from various supply chain disruptions, increased business and labor costs, increased financing costs from changes in the Federal Reserve's monetary policy and other disruptions caused by global economic conditions. We continue to monitor the further developments, which may include further sanctions imposed by the United States, Canada, and the European Union on Russia, supply chain instability, and potential retaliatory action by the Russian government. We are taking steps intended to mitigate the potential risks from this continued conflict, including without limitation, communication with suppliers to ensure that the supply chains are free from sanctioned materials, efforts to diversify sourcing and capacity planning to help avoid supply chain disruptions. To date, there has been no material impact on our operations or financial performance as a result of the conflict; however, we cannot predict the extent of these effects, given the evolving nature of the conflict, on our business, results of operations or financial condition.
For example, in October 2022 Commonwealth Wind and Park City Wind announced that they would seek to re-negotiate the price of the certain Power Purchase Agreements, or PPAs, to help mitigate the impacts of inflation, increased interest rates and supply chain disruptions on the projects. On October 21, 2022, Commonwealth Wind filed a motion with the DPU seeking a one-month suspension in the DPU’s proceeding to review the power purchase agreements between Commonwealth Wind and the Massachusetts electric distribution companies, or EDCs, in order to provide an opportunity for Commonwealth Wind, the EDCs, state and regulatory officials, and other stakeholders to evaluate the current economic challenges facing Commonwealth Wind and assess measures that would return the project to economic viability including, but not limited to, certain amendments to the Power Purchase Agreements, or PPAs. In December 2022, Commonwealth Wind filed a motion opposing approval of the PPAs by the DPU and requesting that the proceeding be dismissed. On December 30, 2022, the DPU entered an order denying Commonwealth Wind’s motion and approving the PPAs. On January 30, 2023, Commonwealth Wind appealed the DPU’s December 30th order to the Supreme Judicial Court of Massachusetts. On July 13, 2023, each of the EDCs filed with the DPU a first amendment, termination agreement and release agreed with Commonwealth Wind, providing for an orderly termination of the PPAs, withdrawal of Commonwealth Wind’s appeal, and payment by Commonwealth Wind of a $48 million termination payment to the EDCs an amount equal to the development period security provided for in the PPAs in connection with the regulatory approval that is under appeal. The termination agreements and their effectiveness is conditioned on approval by the DPU, which is currently pending, with comments on the proposed termination agreements due by August 2, 2023. We cannot predict the outcome of this proceeding.
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

There are a limited number of turbine suppliers in the market. Renewables’ largest turbine suppliers, Siemens-Gamesa and GE Wind, were engaged in an intellectual property dispute with respect to certain offshore wind turbines including the wind turbines to be used in the Vineyard Wind 1 project. In July 2022, the federal district court granted Siemens-Gamesa’s request for a permanent injunction barring GE Wind from importing and selling the infringing wind turbines, which carved out the wind turbines for the Vineyard Wind 1 project from such injunction. On April 1, 2023, Siemens-Gamesa and GE Wind announced a global settlement resolving the dispute. Following the settlement, the judge in the patent case vacated the permanent injunction by an order dated April 3, 2023. While there was no material impact on Renewables' operations or turbine procurement arising out this dispute, we continue to monitor developments with the limited number of turbine suppliers that may have an impact on Renewables' operations or turbine procurement.
In April 2023, Avangrid Renewables received a letter from the U.S. Fish and Wildlife Service regarding certain bald and gold eagle fatalities that allegedly occurred at certain Avangrid Renewables facilities that are not covered by an eagle take permit. Avangrid Renewables has responded to the U.S. Fish and Wildlife Service providing information about the relevant eagle taking permit applications and relevant mitigation activity at each facility. We cannot predict the outcome of this preliminary inquiry.
On June 30, 2023 Avangrid received an exclusion notice from the U.S. Customs and Border Protection, or CBP, in the Port of Fresno, California, denying entry to approximately 220MWs of solar modules for use in the company’s Bakeoven and Daybreak solar projects. The notice states that the modules were rejected due to insufficient documentation demonstrating the merchandise was not produced in whole or in part in the Xinjiang Uyghur Autonomous Region or by an entity on the Uyghur Forced Labor Prevention Act, or UFLPA, Entity List within 30 days from which the cargo was detained. We have 180 days from the date of the CBP notice to either protest the CBP decision, re-export the modules to another country or have CBP destroy them. We continue to evaluate our rights under the relevant supply agreement and availability of alternative suppliers. We cannot predict the outcome of this matter.
For more information, see the risk factor under the heading “The outbreak of COVID-19 and its impact on business and economic conditions could negatively affect our business, results of operations or financial condition.” in Item 1A. Risk Factors in our Form 10-K for the year ended December 31, 2022.
Summary of Results of Operations
Our operating revenues decreased by $207 million from $1,794 million for the three months ended June 30, 2022 to $1,587 million for the three months ended June 30, 2023.
Networks business revenues decreased mainly due to lower flow through purchased power and purchased gas cost driven by lower average pricing in commodities in the period. Renewables revenues decreased mainly due to lower wind and solar generation output and decrease in merchant prices driven by lower average prices in the current period.
Net income attributable to Avangrid decreased by $99 million from $184 million for the three months ended June 30, 2022 to $85 million for the three months ended June 30, 2023, primarily due to higher business costs and uncollectible expenses in Networks, and higher interest expenses and unfavorable taxes from applying the annual consolidated estimated tax rate in the current period in Other.
Adjusted net income (a non-GAAP financial measure) decreased by $98 million from $178 million for the three months ended June 30, 2022 to $80 million for the three months ended June 30, 2023. The decrease is primarily due to a $53 million decrease in Networks driven primarily by higher business costs and uncollectible expenses in the period, a $42 million decrease in Corporate mainly driven by higher interest expenses and unfavorable taxes from applying the annual consolidated estimated tax rate, and $3 million decrease in Renewables driven primarily by lower wind and solar generation output in the period.
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

New England Clean Energy Connect
In 2018, the New England Clean Energy Connect, or NECEC, transmission project, proposed in a joint bid by CMP and Hydro-Québec, was selected by the Massachusetts electric distribution utilities (EDCs) and the DOER in the Commonwealth of Massachusetts’s 83D clean energy Request for Proposal. The NECEC transmission project includes a 145-mile transmission line linking the electrical grids in Québec, Canada and New England. The project, which has an estimated cost of approximately $1.5 billion in total, would add 1,200 MW of transmission capacity to supply Maine and the rest of New England with power from reliable hydroelectric generation.
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
The NECEC project requires certain permits, including environmental, from multiple state and federal agencies and a presidential permit from the U.S. Department of Energy, or DOE, authorizing the construction, operation, maintenance and connection of facilities for the transmission of electric energy at the international border between the United States and Canada. On January 8, 2020, the Maine Land Use Planning Commission, or LUPC, granted the LUPC Certification for the NECEC. The Maine Department of Environmental Protection, or MDEP, granted Site Location of Development Act, Natural Resources Protection Act, and Water Quality Certification permits for the NECEC by an Order dated May 11, 2020. The MDEP Order was appealed by certain intervenors. Through an Order dated July 21, 2022, the Maine Board of Environmental Protection, or MBEP, denied the appeals of the MDEP Order, as well as the appeal of MDEP’s December 4, 2020 Order approving the partial transfer of the permits for the project to NECEC Transmission LLC. In August 2022, the intervenors that had appealed the MDEP Order appealed the MBEP Order. Certain of those intervenors dismissed their challenge in June 2023, though one group has continued to maintain their challenge. That appeal is pending before the Maine Superior Court. In addition, certain intervenors appealed MDEP's May 7, 2021 Order approving certain minor revisions. On February 16, 2023 the MBEP denied the appeal and affirmed the referred MDEP Order. In March 2023, the intervenors appealed the MBEP order to the Maine Superior Court, though subsequently dismissed that challenge in June 2023.
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
ISO-NE issued the final System Impact Study (SIS) for NECEC on May 13, 2020, determining the upgrades required to permit the interconnection of NECEC to the ISO-NE system. On July 9, 2020, the project received the formal I.3.9 approval associated with this interconnection request. CMP, NECEC Transmission LLC and ISO-NE executed an interconnection agreement. With respect to the upgrade required at the Seabrook Nuclear Generation Station, or Seabrook Station, on February 1, 2023, FERC issued an order granting in part Avangrid and NECEC Transmission LLC’s complaint against NextEra Energy Resources, LLC and NextEra Energy Seabrook, LLC, or Seabrook, denying in part Avangrid and NECEC Transmission LLC’s complaint, and dismissing Seabrook’s petition for declaratory order. Among other things, FERC directs Seabrook to replace the breaker at Seabrook Station pursuant to its obligations under Seabrook Station’s large generator interconnection agreement and good utility practice. Furthermore, FERC has determined that Seabrook should not recover opportunity or legal costs in connection with the breaker replacement. In the event that there are additional disputes between the parties in connection with the agreement for implementation of the breaker replacement, FERC notes that the parties may file an unexecuted agreement. NextEra sought reconsideration of FERC’s decision, which was denied in April 2023 and by further FERC order in June 2023. NextEra has appealed that decision to the U.S. Court of Appeals for the D.C. Circuit, where it remains pending.
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
On December 22, 2021, Networks and NECEC Transmission LLC moved that the Business & Consumer Court report its decision to the Maine Law Court for an interlocutory appeal under the applicable rule of appellate procedure. The Business & Consumer Court granted this motion, thereby sending its decision to the Law Court for review. On August 30, 2022, the Law Court ruled that certain Initiative provisions would infringe on NECEC’s constitutionally protected vested rights if NECEC Transmission LLC can demonstrate that it engaged in substantial construction of the NECEC project in good-faith reliance of the authority under the CPCN granted by the MPUC before Maine voters approved the Initiative. The Maine Law Court remanded the matter to the Business & Consumer Court for a trial to determine that question. The trial began on April 10, 2023 and concluded on April 20, 2023, when the jury reached a unanimous decision finding that NECEC had constructed substantial construction in good faith. The Court subsequently entered an Order that NECEC had obtained vested rights to continue work on the project, and that retroactively applying the Initiative to the NECEC project would violate the Maine Constitution. No party can appeal that decision.
On November 23, 2021, the MDEP issued an Order finding that the Initiative constituted a changed circumstance justifying the suspension of the MDEP permits for the NECEC project. In its order, the MDEP ruled that, so long as such MDEP permits are suspended, all construction must stop, subject to the performance and completion of certain activities required by the Order. The MDEP lifted the Order in May 2023.
Following this decision, the company is evaluating the construction schedule for the NECEC project and related commercial operation date, including potential impacts from increased project construction costs, disputes with third party vendors regarding contracts and certain change orders, and a decrease in expected returns. As of June 30, 2023, we have capitalized approximately $638 million for the NECEC project.
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
Power Tax Audits
Previously, CMP, NYSEG and RG&E implemented Power Tax software to track and measure their respective deferred tax amounts. In connection with this change, we identified historical updates needed with deferred taxes recognized by CMP, NYSEG and RG&E and increased our deferred tax liabilities, with a corresponding increase to regulatory assets, to reflect the updated amounts calculated by the Power Tax software. Since 2015, the NYPSC and MPUC accepted certain adjustments to deferred taxes and associated regulatory assets for this item in recent distribution rate cases, resulting in regulatory asset balances of approximately $133 million and $137 million, respectively, for this item at June 30, 2023 and December 31, 2022.
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
On May 6, 2021, in connection with its findings in the Tropical Storm Isaias docket, PURA issued a Notice of Violation to UI for allegedly failing to comply with standards of acceptable performance in emergency preparation or restoration of service in an emergency and with orders of the Authority, and for violations of accident reporting requirements. PURA assessed a civil penalty in the total amount of approximately $2 million. PURA held a hearing on this matter and, in an order dated July 14, 2021, reduced the civil penalty to approximately $1 million. UI filed an appeal of PURA’s decision with the Connecticut Superior Court. This appeal and the appeal of PURA’s decision on the Tropical Storm Isaias docket have been consolidated. Oral arguments were held on October 11, 2022, and on October 17, 2022, the court denied UI’s appeal and affirmed PURA’s decisions in their entirety. UI filed a notice of appeal to Connecticut's Appellate court on November 7, 2022. A pre-argument conference was held in January 2023, with briefs filed in April and June 2023. We cannot predict the outcome of this proceeding.
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
Pursuant to the legislation, PURA opened a docket to consider the implementation of the associated customer compensation and reimbursement provisions in emergency events where customers were without power for more than 96 consecutive hours. On June 30, 2021, PURA issued a final decision implementing the legislative mandate to create a program pursuant to which residential customers will receive $25 for each day without power after 96 hours and also receive reimbursement of $250 for spoiled food and medicine. The decision emphasizes that no costs incurred in connection with this program are recoverable from customers. On June 29, 2023 the Governor of Connecticut signed SB7 into law, which included language that Level 1 storm events were exempt from the waiver. We will continue to review the requirements of the program for the next legislative session
Proposed Connecticut Performance-Based Regulation
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
The Company is expected to be subject to the CAMT starting in the first quarter of 2023 but does not expect it to have a material impact on our earnings, financial condition, or cash flow as the Company can utilize tax attributes to reduce the overall cash tax impact. While the Department of Treasury has issued some guidance, additional guidance is expected. We have taken into consideration all available guidance issued to date, which has been factored into our current year tax estimates. Given the comprehensiveness and depth of the legislation and pending guidance, we continue to monitor and evaluate the IRA’s impacts on our business and financial statements.
Partnership with Navajo Tribal Utility Authority
In March 2023, Renewables and Navajo Tribal Utility Authority Generation, Inc., or NTUAG, a wholly-owned subsidiary of Navajo Tribal Utility Authority, or NTUA, signed a Memorandum of Understanding, or MoU, to jointly explore opportunities for developing up to 1 GW of renewable energy generation, including solar, wind, hydrogen and back-up battery storage, on the reservation of Navajo Nation. Once built, that would constitute enough generation to supply clean energy to hundreds of thousands of homes and businesses, both on the reservation, and in regional markets through export to surrounding states. All projects built through the partnership would be joint ventures, with NTUA maintaining at least 51% majority ownership to retain tribal sovereignty and control.

Results of Operations
The following tables set forth financial information by segment for each of the periods indicated:

	Three Months Ended				Three Months Ended
	June 30, 2023				June 30, 2022
	Total	Networks	Renewables	Other(1)	Total	Networks	Renewables	Other(1)
	(in millions)
Operating Revenues	$1,587	$1,273	$315	$(1)	$1,794	$1,464	$330	$—
Operating Expenses
Purchased power, natural gas and fuel used	385	304	81	—	440	384	56	—
Operations and maintenance	634	531	101	2	693	568	120	5
Depreciation and amortization	285	175	110	—	271	164	106	1
Taxes other than income taxes	157	143	14	—	169	148	20	1
Total Operating Expenses	1,461	1,153	306	2	1,573	1,264	302	7
Operating Income	126	120	9	(3)	221	200	28	(7)
Other Income (Expense)
Other income (expense)	29	36	3	(10)	9	9	1	(1)
Earnings (losses) from equity method investments	4	4	—	—	6	2	4	—
Interest expense, net of capitalization	(99)	(69)	(4)	(26)	(79)	(61)	(3)	(15)
Income (Loss) Before Income Tax	60	91	8	(39)	157	150	30	(23)
Income tax expense (benefit)	9	14	(26)	21	(4)	21	(20)	(5)
Net Income (Loss)	51	77	34	(60)	161	129	50	(18)
Net loss attributable to noncontrolling interests	34	(1)	35	—	23	—	23	—
Net Income (Loss) Attributable to Avangrid, Inc.	$85	$76	$69	$(60)	$184	$129	$73	$(18)

	Six Months Ended				Six Months Ended
	June 30, 2023				June 30, 2022
	Total	Networks	Renewables	Other(1)	Total	Networks	Renewables	Other(1)
	(in millions)
Operating Revenues	$4,053	$3,349	$705	$(1)	$3,927	$3,399	$528	$—
Operating Expenses
Purchased power, natural gas and fuel used	1,362	1,137	225	—	1,181	1,140	41	—
Operations and maintenance	1,395	1,162	231	2	1,344	1,107	233	4
Depreciation and amortization	565	349	215	1	532	325	206	1
Taxes other than income taxes	340	304	35	1	347	308	38	1
Total Operating Expenses	3,662	2,952	706	4	3,404	2,880	518	6
Operating Income	391	397	(1)	(5)	523	519	10	(6)
Other Income (Expense)
Other income (expense)	54	65	5	(16)	20	21	2	(3)
Earnings (losses) from equity method investments	6	8	(2)	—	259	5	254	—
Interest expense, net of capitalization	(194)	(139)	(10)	(45)	(150)	(111)	(6)	(33)
Income (Loss) Before Income Tax	257	331	(8)	(66)	652	434	260	(42)
Income tax expense (benefit)	(9)	58	(60)	(7)	64	52	21	(9)
Net Income (Loss)	266	273	52	(59)	588	382	239	(33)
Net loss (income) attributable to noncontrolling interests	64	(2)	66	—	41	(1)	42	—
Net Income (Loss) Attributable to Avangrid, Inc.	$330	$271	$118	$(59)	$629	$381	$281	$(33)
(1)"Other" represents Corporate and intersegment eliminations.

Comparison of Period to Period Results of Operations
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Operating Revenues
Our operating revenues decreased by $207 million from $1,794 million for the three months ended June 30, 2022 to $1,587 million for the three months ended June 30, 2023, as detailed by segment below:
Networks
Operating revenues decreased by $191 million from $1,464 million for the three months ended June 30, 2022 to $1,273 million for the three months ended June 30, 2023. Electricity and gas revenues decreased by a $26 million unfavorable impact from deferrals mainly driven by suspension of late payment charges collection and lower nuclear electric insurance credits in the current period. Additionally, electricity and gas revenues changed due to the following items that have offsets within the income statement: a decrease of $80 million in purchased power and purchased gas (offset in purchased power) driven by lower average pricing in commodities in the period and a decrease of $85 million in flow through amortizations (offset in operating expenses).
Renewables
Operating revenues decreased by $15 million from $330 million for the three months ended June 30, 2022 to $315 million for the three months ended June 30, 2023. The decrease in operating revenues was primarily due to a $26 million decrease in merchant prices driven by lower average prices in the current period, a decrease of $9 million driven by 348 GWh lower wind and solar generation output, $7 million in unfavorable thermal and power trading driven by lower average prices in the period, offset by favorable MtM changes of $27 million on energy derivative transactions entered for economic hedging purposes in the current period.
Purchased Power, Natural Gas and Fuel Used
Our purchased power, natural gas and fuel used decreased by $55 million from $440 million for the three months ended June 30, 2022 to $385 million for the three months ended June 30, 2023, as detailed by segment below:
Networks
Purchased power, natural gas and fuel used decreased by $80 million from $384 million for the three months ended June 30, 2022 to $304 million for the three months ended June 30, 2023. The decrease is primarily driven by a $80 million decrease in average commodity prices and an overall decrease in electricity and gas units procured due to lower degree days in the period.
Renewables
Purchased power, natural gas and fuel used increased by $25 million from $56 million for the three months ended June 30, 2022 to $81 million for the three months ended June 30, 2023. The increase is primarily due to unfavorable MtM changes on derivatives of $28 million driven by market price changes in the period, offset by a decrease of $3 million in power and gas purchases due to lower average prices in the current period.
Operations and Maintenance
Operations and maintenance expenses decreased by $59 million from $693 million for the three months ended June 30, 2022 to $634 million for the three months ended June 30, 2023, as detailed by segment below:
Networks
Operations and maintenance expenses decreased by $37 million from $568 million for the three months ended June 30, 2022 to $531 million for the three months ended June 30, 2023. The decrease is driven by a $85 million lower in flow-through amortizations (which is offset in revenue), offset by increased business costs of $17 million, $14 million increase in personnel expenses primarily driven by higher headcount and $17 million increase in uncollectible expenses due to higher bad debt provision in the current period.
Renewables
Operations and maintenance expenses decreased by $19 million from $120 million for the three months ended June 30, 2022 to $101 million for the three months ended June 30, 2023. The decrease is primarily due to a $9 million decrease in the bad debt provision in current period driven by lower uncollectibles arising from the weather event in the PJM market in 2022, a

$6 million decrease in renewable energy credit expenses driven by lower average prices and a $4 million decrease in other operating costs primarily driven by lower maintenance services in the current period.
Depreciation and Amortization
Depreciation and amortization for the three months ended June 30, 2023 was $285 million compared to $271 million for the three months ended June 30, 2022, representing an increase of $14 million. The increase is driven by $14 million from plant additions in Networks and Renewables in the current period.
Other Income (Expense) and Earnings (Losses) from Equity Method Investments
Other income (expense) and equity earnings (losses) increased by $18 million from $15 million for the three months ended June 30, 2022 to $33 million for the three months ended June 30, 2023. The change is primarily due to a $18 million favorable change in the non-service component of pension expense driven by the revised actuarial studies (which is partially offset in revenue) in the period.
Interest Expense, Net of Capitalization
Interest expense for the three months ended June 30, 2023 and 2022 was $99 million and $79 million, respectively. The change is primarily due to an increase of $6 million in carrying charges on regulatory deferrals at Networks and $29 million increase in Other mainly driven by increased outstanding balances on commercial paper and unfavorable changes in the fair value hedges in the current period, offset by $15 million of capitalized interest driven by higher interest rates in the period.
Income Tax
The effective tax rates, inclusive of federal and state income tax, for the three months ended June 30, 2023 and 2022, were 15.0% and (2.5)%, respectively, which is below the federal statutory tax rate of 21%, primarily due to the recognition of production tax credits associated with wind production, the effect of the excess deferred tax amortization resulting from the Tax Act, the equity component of allowance for funds used during construction and an unfavorable effect from the update to the annualized effective tax rate for the three months ended June 30, 2023.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Operating Revenues
Our operating revenues increased by $126 million from $3,927 million for the six months ended June 30, 2022 to $4,053 million for the six months ended June 30, 2023, as detailed by segment below:
Networks
Operating revenues decreased by $50 million from $3,399 million for the six months ended June 30, 2022 to $3,349 million for the six months ended June 30, 2023. Electricity and gas revenues increased by $37 million, primarily due to rate increases in New York effective December 1, 2020, offset by a $16 million unfavorable impact from deferrals mainly driven by suspension of late payment charges collection and lower nuclear electric insurance credits in the current period. Electricity and gas revenues changed due to the following items that have offsets within the income statement: a decrease of $3 million in purchased power and purchased gas (offset in purchased power) driven by lower average pricing in commodities in the period and a decrease of $68 million in flow through amortizations (offset in operating expenses).
Renewables
Operating revenues increased by $177 million from $528 million for the six months ended June 30, 2022, to $705 million for the six months ended June 30, 2023. The increase in operating revenues was primarily due to an increase of $2 million driven by 47 GWh higher wind and solar generation output, $70 million in favorable thermal and power trading driven by higher average prices in the period primarily due to cold weather, favorable MtM changes of $158 million on energy derivative transactions entered for economic hedging purposes, offset by a $53 million decrease in merchant prices driven by lower average prices in the current period.
Purchased Power, Natural Gas and Fuel Used
Purchased power, natural gas and fuel used increased by $181 million from $1,181 million for the six months ended June 30, 2022 to $1,362 million for the six months ended June 30, 2023, as detailed by segment below:
Networks
Purchased power, natural gas and fuel used decreased by $3 million from $1,140 million for the six months ended June 30, 2022 to $1,137 million for the six months ended June 30, 2023. The decrease is primarily driven by a $3 million decrease in average commodity prices and an overall decrease in electricity and gas units procured due to lower degree days in the period.
Renewables
Purchased power, natural gas and fuel used increased by $184 million from $41 million for the six months ended June 30, 2022 to $225 million for the six months ended June 30, 2023. The increase is primarily due to unfavorable MtM changes on derivatives of $160 million driven by market price changes in the period and an increase of $24 million in power and gas purchases due to higher average prices in the current period driven by colder weather.
Operations and Maintenance
Operations and maintenance expenses increased by $51 million from $1,344 million for the six months ended June 30, 2022 to $1,395 million for the six months ended June 30, 2023, as detailed by segment below:
Networks
Operations and maintenance expenses increased by $55 million from $1,107 million for the six months ended June 30, 2022 to $1,162 million for the six months ended June 30, 2023. The increase is driven by increased business and corporate costs of $42 million, $36 million increase in personnel expenses primarily driven by higher headcount and $45 million increase in uncollectible expenses due to higher bad debt provision in the current period. In addition, there were decreases of $68 million in flow-through amortizations (which is offset in revenue).
Renewables
Operations and maintenance expenses decreased by $2 million from $233 million for the six months ended June 30, 2022 to $231 million for the six months ended June 30, 2023. The decrease is primarily due to a $9 million decrease in the bad debt provision in current period driven by lower uncollectibles billed arising from the weather event in the PJM market in 2022, $9 million lower renewable energy credit expenses driven by lower average prices, offset by a $12 million increase driven by the write-off of certain development projects and $4 million higher corporate charges in the current period.
Depreciation and Amortization
Depreciation and amortization for the six months ended June 30, 2023 was $565 million compared to $532 million for the six months ended June 30, 2022, an increase of $33 million. The increase is primarily driven by $33 million from plant additions in Networks and Renewables in the current period.
Other Income (Expense) and Earnings (Losses) from Equity Method Investments
Other income (expense) and equity earnings (losses) decreased by $219 million from $279 million for the six months ended June 30, 2022 to $60 million for the six months ended June 30, 2023. The decrease is primarily due to $253 million of unfavorable equity earnings, driven by a $246 million gain recognized in the same period of 2022 from the offshore joint venture restructuring transaction in Renewables, offset by a $34 million favorable change in non-service component of pension expense driven by revised actuarial studies in the period (which is partially offset within revenue).
Interest Expense, Net of Capitalization
Interest expense for the six months ended June 30, 2023 and 2022 was $194 million and $150 million, respectively. The change is primarily due to an increase of $22 million in carrying charges on regulatory deferrals at Networks and $49 million increase in Other mainly driven by increased outstanding balances on commercial paper and unfavorable changes in the fair value hedges in the current period, offset by $27 million of capitalized interest driven by higher interest rates in the period.
Income Tax
The effective tax rates, inclusive of federal and state income tax, for the six months ended June 30, 2023 was (3.5)%, which is below the federal statutory tax rate of 21%, primarily due to the recognition of production tax credits associated with wind production, the effect of the excess deferred tax amortization resulting from the Tax Act and the equity component of allowance for funds used during construction. The effective tax rate, inclusive of federal and state income tax, for the six months ended June 30, 2022 was 9.8%, which was below the federal statutory tax rate of 21%, primarily due to the recognition of production tax credits associated with wind production, the effect of the excess deferred tax amortization resulting from the Tax Act and the equity component of allowance for funds used during construction, partially offset by the tax on gain from the offshore joint venture restructuring transaction, which is reflected in total in the first half of 2022 as a discrete adjustment.
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
We define adjusted net income as net income adjusted to exclude mark-to-market earnings from changes in the fair value of derivative instruments used by Avangrid to economically hedge market price fluctuations in related underlying physical transactions for the purchase and sale of electricity costs incurred in connection with the COVID-19 pandemic and costs incurred related to the PNMR Merger. We believe adjusted net income is more useful in understanding and evaluating actual and projected financial performance and contribution of Avangrid core lines of business and to more fully compare and explain our results. The most directly comparable U.S. GAAP measure to adjusted net income is net income. We also define adjusted earnings per share, or adjusted EPS, as adjusted net income converted to an earnings per share amount.
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

The following tables provide a reconciliation between Net Income attributable to Avangrid and non-GAAP measures Adjusted Net Income, Adjusted EBITDA and Adjusted EBITDA with Tax Credits by segment for the three and six months ended June 30, 2023 and 2022, respectively:

	Three Months Ended June 30, 2023				Six Months Ended June 30, 2023
	Total	Networks	Renewables	Corporate*	Total	Networks	Renewables	Corporate*
	(in millions)				(in millions)
Net Income Attributable to Avangrid, Inc.	$85	$76	$69	$(60)	$330	$271	$118	$(59)
Adjustments:
Mark-to-market earnings – Renewables	(8)	—	(8)	—	(4)	—	(4)	—
Merger costs	2	—	—	2	2	—	—	2
Income tax impact of adjustments (1)	2	—	2	—	1	—	1	—
Adjusted Net Income (2)	$80	$76	$63	$(59)	$328	$271	$115	$(58)

Net (loss) income attributable to noncontrolling interests	(34)	1	(35)	—	(64)	2	(66)	—
Income tax expense (benefit)	7	14	(28)	21	(10)	58	(61)	(7)
Depreciation and amortization	285	175	110	—	565	349	215	1
Interest expense, net of capitalization	99	69	4	26	194	139	10	45
Other (income) expense	(29)	(36)	(3)	10	(54)	(65)	(5)	16
(Earnings) losses from equity method investments	(4)	(4)	—	—	(6)	(8)	2	—
Adjusted EBITDA (3)	$405	$295	$111	$(2)	$954	$746	$210	$(3)

Retained PTCs and ITCs	45	—	45	—	90	—	90	—
PTCs allocated to tax equity investors	40	—	40	—	79	—	79	—
Adjusted EBITDA with Tax Credits (3)	$490	$295	$197	$(2)	$1,123	$746	$379	$(3)

	Three Months Ended June 30, 2022				Six Months Ended June 30, 2022
	Total	Networks	Renewables	Corporate*	Total	Networks	Renewables	Corporate*
	(in millions)				(in millions)
Net Income Attributable to Avangrid, Inc.	$184	$130	$73	$(18)	$629	$381	$281	$(33)
Adjustments:
Mark-to-market earnings – Renewables	(8)	—	(8)	—	(5)	—	(5)	—
Impact of COVID-19	(1)	(1)	—	—	1	1	—	—
Merger costs	2	—	—	2	2	—	—	2
Income tax impact of adjustments (1)	2	—	2	—	1	—	1	(1)
Adjusted Net Income (2)	$178	$129	$66	$(17)	$628	$382	$277	$(32)

Net (loss) income attributable to noncontrolling interests	(23)	—	(23)	—	(41)	1	(42)	—
Income tax expense (benefit)	(6)	21	(22)	(5)	63	52	20	(8)
Depreciation and amortization	271	164	106	1	532	325	206	1
Interest expense, net of capitalization	79	61	3	15	150	111	6	33
Other (income) expense	(9)	(9)	(1)	1	(20)	(21)	(2)	3
Earnings from equity method investments	(6)	(2)	(4)	—	(259)	(5)	(254)	—
Adjusted EBITDA (3)	$484	$363	$125	$(5)	$1,053	$846	$210	$(3)

Retained PTCs and ITCs	48	—	48	—	91	—	91	—
PTCs allocated to tax equity investors	35	—	35	—	64	—	64	—
Adjusted EBITDA with Tax Credits (3)	$567	$363	$208	$(5)	$1,208	$846	$366	$(3)
(1)Income tax impact of adjustments: 2023 - $2 million and $1 million from MtM earnings for the three and six months ended June 30, 2023, respectively; 2022 - $2 million and $2 million from MtM earnings and $1 million and $0 from impact of COVID-19 and $(1) million and $(1) million from merger costs for the three and six months ended June 30, 2022, respectively.

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
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Adjusted net income
Our adjusted net income decreased by $98 million from $178 million for the three months ended June 30, 2022 to $80 million for the three months ended June 30, 2023. The decrease is primarily due to a $53 million decrease in Networks driven primarily by higher business costs and uncollectible expenses in the period, a $42 million decrease in Corporate mainly driven by higher interest expenses and unfavorable taxes from applying the annual consolidated estimated tax rate, and $3 million decrease in Renewables driven primarily by lower wind and solar generation output in the period.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Adjusted net income
Our adjusted net income decreased by $299 million from $628 million for the six months ended June 30, 2022 to $328 million for the six months ended June 30, 2023. The decrease is primarily due to a $162 million decrease in Renewables driven by a gain recognized in the same period of 2022 from the offshore joint venture restructuring transaction, a $111 million decrease in Networks driven primarily by higher business costs, uncollectible and personnel expenses in the period, and a $26 million decrease in Corporate mainly driven by higher interest expenses in the period.
The following tables reconcile Net Income attributable to Avangrid to Adjusted Net Income (non-GAAP), and EPS attributable to Avangrid to adjusted EPS (non-GAAP) for the three and six months ended June 30, 2023 and 2022, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2023	2022	2023	2022
Networks	$76	$130	$271	$381
Renewables	69	73	118	281
Corporate (1)	(60)	(18)	(59)	(33)
Net Income	$85	$184	$330	$629
Adjustments:
Mark-to-market earnings - Renewables (2)	(8)	(8)	(4)	(5)
Impact of COVID-19 (3)	—	(1)	—	1
Merger costs (4)	2	2	2	2
Income tax impact of adjustments	2	2	1	1
Adjusted Net Income (5)	$80	$178	$328	$628

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2023	2022	2023	2022
Networks	$0.20	$0.34	$0.70	$0.99
Renewables	0.18	0.19	0.30	0.73
Corporate (1)	(0.16)	(0.05)	(0.15)	(0.09)
Net Income	$0.22	$0.48	$0.85	$1.63
Adjustments:
Mark-to-market earnings - Renewables (2)	(0.02)	(0.02)	(0.01)	(0.01)
Impact of COVID-19 (3)	—	—	—	—
Merger costs (4)	—	—	—	0.01
Income tax impact of adjustments	—	0.01	—	—
Adjusted Earnings Per Share (5)	$0.21	$0.46	$0.85	$1.62
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
We and our subsidiaries are required to comply with certain covenants in connection with our respective loan agreements. The covenants are standard and customary in financing agreements, and we and our subsidiaries were in material compliance with such covenants as of and throughout the six months ended June 30, 2023.
Liquidity Position
We optimize our liquidity within the United States through a series of arms-length intercompany lending arrangements with our subsidiaries and among our regulated utilities to provide for lending of surplus cash to subsidiaries with liquidity needs, subject to the limitation that the regulated utilities may not lend to unregulated affiliates. These arrangements minimize overall short-term funding costs and maximize returns on the temporary cash investments of the subsidiaries. As of June 30, 2023, we have the capacity to borrow up to $3,575 million from the lenders committed to the Avangrid Credit Facility described below.
The following table provides the components of our liquidity position as of June 30, 2023 and December 31, 2022, respectively:

	As of June 30,	As of December 31,
	2023	2022
	(in millions)
Cash and cash equivalents	$58	$69
Avangrid Credit Facility	3,575	3,575
Iberdrola Group Credit Facility	—	500
Less: borrowings	(1,860)	(397)
Total	$1,773	$3,747

Avangrid Commercial Paper Program
Avangrid has a commercial paper program with a limit of $2 billion that is backstopped by the Avangrid Credit Facility (described below). As of June 30, 2023 and July 26, 2023, there was $1,860 million and $1,353 million of commercial paper outstanding.
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
Under the terms of the Avangrid Credit Facility, each joint borrower has a maximum borrowing entitlement, or sublimit, which can be periodically adjusted to address specific short-term capital funding needs, subject to the maximum limit contained in the agreement. On November 23, 2021, the executed Avangrid Credit Facility increased Avangrid's maximum sublimit from $1,500 million to $2,500 million. The Avangrid Credit Facility contains pricing that is sensitive to Avangrid’s consolidated greenhouse gas emissions intensity. The Credit Facility also contains negative covenants, including one that sets the ratio of maximum allowed consolidated debt to consolidated total capitalization at 0.65 to 1.00, for each borrower. Under the Avangrid Credit Facility, each of the borrowers will pay an annual facility fee that is dependent on their credit rating. The initial facility fees will range from 10 to 22.5 basis points. The maturity date for the Avangrid Credit Facility is November 22, 2026. On July 17, 2023, the Avangrid Credit Facility was amended and restated to, among other things, provide for the replacement of LIBOR-based rates with SOFR-based rates and remove provisions related to the extension of credit to the Public Service Company of New Mexico and Texas-New Mexico Power Company.
As of both June 30, 2023 and July 26, 2023, we had no borrowings outstanding under this credit facility.
Since the Avangrid credit facility is also a backstop to the Avangrid commercial paper program, the total amount available under the facility as of June 30, 2023 and July 26, 2023, was $1,706 million and $2,217 million, respectively.
Iberdrola Group Credit Facility
On June 18, 2023, Avangrid's credit facility with Iberdrola Financiación, S.A.U., a subsidiary of Iberdrola, matured. The facility had a limit of $500 million. On July 19, 2023, we replaced this credit facility with an increased limit of $750 million and maturity date of June 18, 2028. Avangrid pays a quarterly facility fee of 22.5 basis points (rate per annum) on the facility based on Avangrid’s current Moody’s and S&P ratings for senior unsecured long-term debt. As of both June 30, 2023 and July 26, 2023, we had no borrowings outstanding under this credit facility.
Capital Resources
On July 3, 2023, NYSEG remarketed $100 million aggregate principal amount of unsecured notes maturing in 2034 at a fixed interest rate of 4.00%. The $100 million of notes that matured on July 3, 2023 are presented as non-current debt as of June 30, 2023 based on the closing of the debt remarketing.
On July 19, 2023, we entered into a green term loan agreement with Iberdrola Financiación, S.A.U., with an aggregate principal amount of $800 million maturing on July 13, 2033 at an interest rate of 5.45% (the Intragroup Green Loan).
On July 3, 2023, we entered into a deposit agreement with Iberdrola Financiación, S.A.U., pursuant to which a deposit of $250 million was made on July 3, 2023, which matured on July 24, 2023 at an interest rate of 5.50%. The deposit was paid out on July 24, 2023 with the proceeds of the Intragroup Green Loan.
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
We expect to incur approximately $1.7 billion in capital expenditures through the remainder of 2023. This estimate is subject to continuing review and actual capital expenditures may vary significantly. For example, the U.S. Department of

Commerce's anti-circumvention petition alleging that solar panels and cells shipped from Vietnam, Thailand, Malaysia and Cambodia could result in higher than expected costs for projects beyond 2023. As a result, the timing and ultimate cost associated with solar panels and cells and related project capital expenditures may vary from our current expectations.
Cash Flows
Our cash flows depend on many factors, including general economic conditions, regulatory decisions, weather, commodity price movements and operating expense and capital spending control.
The following is a summary of the cash flows by activity for the six months ended June 30, 2023 and 2022, respectively:

	Six Months Ended
	June 30,
	2023	2022
	(in millions)
Net cash provided by operating activities	$730	$805
Net cash used in investing activities	(1,557)	(1,492)
Net cash provided by (used in) financing activities	816	(376)
Net decrease in cash, cash equivalents and restricted cash	$(11)	$(1,063)
Operating Activities
The cash from operating activities for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 decreased by $75 million, primarily attributable to a net decrease in current assets and liabilities driven by timing of cash collections and cash disbursements, and higher interest payments during the period.
Investing Activities
For the six months ended June 30, 2023, net cash used in investing activities was $1,557 million, which was comprised of $1,635 million of capital expenditures, partially offset by $77 million of contributions in aid of construction.
For the six months ended June 30, 2022, net cash used in investing activities was $1,492 million, which was comprised of $1,403 million of capital expenditures and $168 million of payment for the offshore joint venture restructuring transaction, partially offset by $80 million of contributions in aid of construction.
Financing Activities
For the six months ended June 30, 2023, financing activities provided $816 million in cash reflecting primarily a net increase in non-current debt and current notes payable of $1,093 million, contribution from non-controlling interests of $75 million, offset by distributions to non-controlling interests of $7 million and dividends of $340 million in the period.
For the six months ended June 30, 2022, financing activities used $376 million in cash reflecting primarily a net decrease in non-current debt and current notes payable of $160 million, distributions to non-controlling interests of $6 million and dividends of $340 million, offset by contribution from non-controlling interests of $138 million in the period.
Off-Balance Sheet Arrangements
There have been no material changes in our off-balance sheet arrangements during the six months ended June 30, 2023 as compared to those reported for the fiscal year ended December 31, 2022 in our Form 10-K.
Contractual Obligations
There have been no material changes in contractual and contingent obligations during the six months ended June 30, 2023 as compared to those reported for the fiscal year ended December 31, 2022 in our Form 10-K.
Critical Accounting Policies and Estimates
We have prepared the accompanying condensed consolidated financial statements provided herein in accordance with U.S. GAAP. In preparing the accompanying condensed consolidated financial statements, our management has made certain estimates and assumptions that affect the reported amounts of assets, liabilities, stockholders’ equity, revenues and expenses and the disclosures thereof. While we believe that these policies and estimates used are appropriate, actual future events can and often do result in outcomes that can be materially different from these estimates. As of June 30, 2023, the only notable changes to the significant accounting policies described in our Form 10-K for the fiscal year ending December 31, 2022, are with respect to our adoption of the new accounting pronouncements described in the Note 3 of our condensed consolidated financial statements for the six months ended June 30, 2023.

New Accounting Standards
We review new accounting standards to determine the expected financial effect, if any, that the adoption of each such standard will have. The new accounting pronouncements we have adopted as of January 1, 2023, and reflected in our condensed consolidated financial statements are described in Note 3 of our condensed consolidated financial statements for the six months ended June 30, 2023.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our market risk during the six months ended June 30, 2023, as compared to those reported for the fiscal year ended December 31, 2022 in our Form 10-K.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
In order to align our executive officers’ interests with the long-term interests of our shareholders, we grant long-term incentive awards in the form of performance stock units, phantom share units, and restricted stock units. Following the delivery of shares of our common stock under those equity awards, once any applicable service-, time- or performance-based vesting standards have been satisfied, our executive officers from time to time engage in the open-market sale of some of those shares. Additionally, our directors may purchase or sell shares of our common stock in the market from time to time. We encourage our executive officers and directors to make these transactions through plans that comply with Rule 10b5-1 under the Exchange Act, which provides an affirmative defense that enables prearranged transactions in securities in a manner that avoids concerns about initiating transactions at a future date while possibly in possession of material nonpublic information.
During the quarterly period ended June 30, 2023, one director entered into a trading plan intended to comply with Exchange Act Rule 10b5-1. The following table shows the Rule 10b5-1 trading plans entered into by our directors and executive officers that were in effect as of June 30, 2023:

Name and Title	Date of Adoption of Trading Plan	Scheduled Expiration Date of Trading Plan	Aggregate Number of Securities to Be Purchased or Sold	Timing of Transactions under the Plan	Number of Shares Transacted Under the Plan through June 30, 2023
Alan Solomont Director	06/14/2023	07/05/2024	$5,000.00 worth of shares per month	Shares purchased on first business day of the month	__

Item 6. Exhibits
The following documents are included as exhibits to this Form 10-Q:

Exhibit Number	Description

2.1
Second Amendment to Merger Agreement, dated as of April 12, 2023, by and among PNM Resources, Inc., Avangrid, Inc. and NM Green Holdings, Inc. (incorporated herein by reference to Exhibit 99.1 to Form 8-K file with the Securities and Exchange Commission on April 12, 2023).

2.2
Third Amendment to Merger Agreement, dated as of June 19, 2023, by and among PNM Resources, Inc., Avangrid, Inc. and NM Green Holdings, Inc. (incorporated herein by reference to Exhibit 99.1 to Form 8-K file with the Securities and Exchange Commission on June 20, 2023).

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

Avangrid, Inc.

Date: July 27, 2023	By:	/s/ Pedro Azagra Blázquez
Pedro Azagra Blázquez
Director and Chief Executive Officer

Date: July 27, 2023	By:	/s/ Patricia S. Cosgel
Patricia S. Cosgel
Senior Vice President - Chief Financial Officer