Form 10-Q
period 2023-09-30
Avangrid, Inc.
filed 2023-10-26
CIK 1634997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of October 25, 2023, the registrant had 386,770,915 shares of common stock, par value $0.01, outstanding.

Avangrid, Inc.
REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2023

GLOSSARY OF TERMS AND ABBREVIATIONS
Unless the context indicates otherwise, the terms “we,” “our” and the “Company” are used to refer to Avangrid, Inc. and its subsidiaries.

2023 Joint Proposal	Joint proposal of NYSEG and RG&E and certain other signatory parties approved by the NYPSC on October 12, 2023, for a three-year rate plan for electric and gas service with effective date November 1, 2023.
Adjusted Daily Compounded SOFR	The rate per annum equal to (a) the Daily Compounded SOFR for such U.S. Government Securities Business Day and (b) the SOFR adjustment; provided that if Adjusted Daily Compounded SOFR as so determined shall ever be less than the Floor, then Adjusted Daily Compounded SOFR shall be deemed the Floor.
Adjusted Term SOFR	The rate per annum equal to (a) Term SOFR for such calculation plus (b) the SOFR adjustment; provided that if Adjusted Term SOFR as so determined shall ever be less than the Floor, then Adjusted Term SOFR shall be deemed to be the Floor.
AOCI	Accumulated other comprehensive income
ARHI	Avangrid Renewables Holdings, Inc.
ARP	Alternative Revenue Programs
ASC	Accounting Standards Codification
Avangrid	Avangrid, Inc.
BGC	The Berkshire Gas Company
PBR	Performance-Based Regulation
CfDs	Contracts for Differences
CBP	U.S. Customs and Border Protection
CFIUS	Committee on Foreign Investment in the United States
CL&P	The Connecticut Light and Power Company
CMP	Central Maine Power Company
CNG	Connecticut Natural Gas Corporation
DEEP	Connecticut Department of Energy and Environmental Protection
DIMP	Distribution Integrity Management Program
DOC	Department of Commerce
DPA	Deferred Payment Arrangements
DPU	Massachusetts Department of Public Utilities
EBITDA	Earnings before interest, taxes, depreciation and amortization
ESM	Earnings sharing mechanism
Evergreen Power	Evergreen Power, LLC
English Station	The former generation site on the Mill River in New Haven, Connecticut
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCC	Federal Communications Commission
FERC	Federal Energy Regulatory Commission
FirstEnergy	FirstEnergy Corp.
Form 10-K	Avangrid, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on February 22, 2023.
HLBV	Hypothetical Liquidation at Book Value
HSR	Hart-Scott-Rodino Antitrust Improvements Act of 1976
IRA	Inflation Reduction Act
Iberdrola	Iberdrola, S.A.
Iberdrola Group	The group of companies controlled by Iberdrola, S.A.
Installed capacity	The production capacity of a power plant or wind farm based either on its rated (nameplate) capacity or actual capacity.
ISO	Independent system operator
Klamath Plant	Klamath gas-fired cogeneration facility located in the city of Klamath, Oregon.
KW	Kilowatts
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Avangrid, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(Millions, except for number of shares and per share data)
Operating Revenues	$1,974	$1,838	$6,027	$5,765
Operating Expenses
Purchased power, natural gas and fuel used	482	535	1,844	1,716
Operations and maintenance	924	758	2,319	2,102
Depreciation and amortization	303	279	868	811
Taxes other than income taxes	176	154	516	501
Total Operating Expenses	1,885	1,726	5,547	5,130
Operating Income	89	112	480	635
Other Income and (Expense)
Other income	42	18	96	38
(Losses) Earnings from equity method investments	(1)	2	5	261
Interest expense, net of capitalization	(107)	(76)	(301)	(226)
Income Before Income Tax	23	56	280	708
Income tax (benefit) expense	(8)	(50)	(17)	14
Net Income	31	106	297	694
Net loss (income) attributable to noncontrolling interests	28	(1)	92	40
Net Income Attributable to Avangrid, Inc.	$59	$105	$389	$734
Earnings Per Common Share, Basic	$0.15	$0.27	$1.00	$1.90
Earnings Per Common Share, Diluted	$0.15	$0.27	$1.00	$1.90
Weighted-average Number of Common Shares Outstanding:
Basic	386,869,341	386,736,774	386,788,279	386,724,035
Diluted	387,322,281	387,280,621	387,122,498	387,200,882
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(Millions)
Net Income	$31	$106	$297	$694
Other Comprehensive Income (Loss)
Gain for defined benefit plans, net of income taxes of $0 for the three months ended, and $0 and $3 for the nine months ended, respectively	—	—	—	8
Amortization of pension cost, net of income tax of $0 and $0 for the three months, and $1 and $0 for the nine months ended, respectively	—	—	2	1
Unrealized (loss) gain from equity method investment, net of income taxes of $0 and $(5) for the three months ended, respectively, and $1 and $(1) for the nine months ended, respectively	(1)	(13)	4	(2)
Unrealized gain during the period on derivatives qualifying as cash flow hedges, net of income taxes of $11 and $1 for the three months ended, respectively, and $22 and $1 for the nine months ended, respectively	30	3	62	3
Reclassification to net income of losses on cash flow hedges, net of income taxes $15 and $7 for the three months ended, respectively, and $39 and $13 for the nine months ended, respectively	40	19	107	36
Other Comprehensive Income	69	9	175	46
Comprehensive Income	100	115	472	740
Net loss (income) attributable to noncontrolling interests	28	(1)	92	40
Comprehensive Income Attributable to Avangrid, Inc.	$128	$114	$564	$780
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
As of	2023	2022
(Millions)
Assets
Current Assets
Cash and cash equivalents	$75	$69
Accounts receivable and unbilled revenues, net	1,417	1,737
Accounts receivable from affiliates	5	5
Notes receivable from affiliates	3	3
Derivative assets	48	60
Fuel and gas in storage	197	268
Materials and supplies	279	235
Prepayments and other current assets	464	386
Regulatory assets	570	447
Total Current Assets	3,058	3,210
Total Property, Plant and Equipment ($2,663 and $2,707 related to VIEs, respectively)	32,068	30,994
Operating lease right-of-use assets	196	159
Equity method investments	514	437
Other investments	43	49
Regulatory assets	2,487	2,321
Other Assets
Goodwill	3,119	3,119
Intangible assets	290	281
Derivative assets	192	140
Other	419	413
Total Other Assets	4,020	3,953
Total Assets	$42,386	$41,123
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
As of	2023	2022
(Millions, except share information)
Liabilities
Current Liabilities
Current portion of debt	$55	$412
Notes payable	952	566
Notes payable to affiliates	6	2
Interest accrued	103	66
Accounts payable and accrued liabilities	1,517	2,007
Accounts payable to affiliates	47	39
Dividends payable	170	170
Taxes accrued	61	61
Operating lease liabilities	15	13
Derivative liabilities	73	133
Other current liabilities	693	593
Regulatory liabilities	235	354
Total Current Liabilities	3,927	4,416
Regulatory liabilities	2,838	2,915
Other Non-current Liabilities
Deferred income taxes	2,406	2,234
Deferred income	1,013	1,062
Pension and other postretirement	450	491
Operating lease liabilities	197	161
Derivative liabilities	141	164
Asset retirement obligations	296	273
Environmental remediation costs	258	279
Other	566	563
Total Other Non-current Liabilities	5,327	5,227
Non-current debt	9,111	8,215
Non-current debt to affiliate	808	8
Total Non-current Liabilities	18,084	16,365
Total Liabilities	22,011	20,781
Commitments and Contingencies
Equity
Stockholders’ Equity:
Common stock, $.01 par value, 500,000,000 shares authorized, 387,872,787 and 387,734,757 shares issued; 386,770,915 and 386,628,586 shares outstanding, respectively	3	3
Additional paid in capital	17,699	17,694
Treasury stock	(47)	(47)
Retained earnings	1,789	1,910
Accumulated other comprehensive loss	(5)	(180)
Total Stockholders’ Equity	19,439	19,380
Non-controlling interests	936	962
Total Equity	20,375	20,342
Total Liabilities and Equity	$42,386	$41,123
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2023	2022
(Millions)
Cash Flow from Operating Activities:
Net income	$297	$694
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	868	811
Regulatory assets/liabilities amortization and carrying cost	(48)	(37)
Pension cost	(11)	(6)
Earnings from equity method investments	(5)	(261)
Distributions of earnings received from equity method investments	21	19
Unrealized loss on marked-to-market derivative contracts	19	17
Deferred taxes	53	10
Other non-cash items	(49)	(28)
Changes in operating assets and liabilities:
Current assets	170	(360)
Noncurrent assets	(107)	8
Current liabilities	(408)	95
Noncurrent liabilities	(43)	(68)
Net Cash Provided by Operating Activities	757	894
Cash Flow from Investing Activities:
Capital expenditures	(2,078)	(1,940)
Contributions in aid of construction	101	90
Proceeds and refund from disposal of assets	48	16
Proceeds from notes receivable from affiliates	—	(1)
Distributions received from equity method investments	4	4
Other investments and equity method investments, net	(99)	(189)
Net Cash Used in Investing Activities	(2,024)	(2,020)
Cash Flow from Financing Activities:
Non-current debt issuances	842	216
Non-current debt issuance with affiliate	800	—
Repayments of non-current debt	(303)	(332)
Receipts of other short-term debt, net	390	209
Repayments of financing leases	(3)	(8)
Issuance of common stock	(3)	(1)
Distributions to noncontrolling interests	(13)	(8)
Contributions from noncontrolling interests	79	146
Dividends paid	(510)	(510)
Net Cash Provided by (Used in) Financing Activities	1,279	(288)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	12	(1,414)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	72	1,477
Cash, Cash Equivalents and Restricted Cash, End of Period	$84	$63
Supplemental Cash Flow Information
Cash paid for interest, net of amounts capitalized	$217	$200
Cash (refund) paid for income taxes, net of transferred tax credits (Note 16)	$(30)	$13
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(unaudited)

(Millions, except for number of shares )	Number of shares (*)	Common Stock	Additional paid-in capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total
As of June 30, 2022	386,624,231	$3	$17,687	$(47)	$2,003	$(236)	$19,410	$976	$20,386
Net income	—	—	—	—	105	—	105	1	106
Other comprehensive income, net of tax of $3	—	—	—	—	—	9	9	—	9
Comprehensive income									115
Dividends declared, $0.44/share	—	—	—	—	(170)	—	(170)	—	(170)
Stock-based compensation	—	—	1	—	—	—	1	—	1
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2)	(2)
Contributions from noncontrolling interests	—	—	—	—	(4)	—	(4)	8	4
As of September 30, 2022	386,624,231	$3	$17,688	$(47)	$1,934	$(227)	$19,351	$983	$20,334
As of June 30, 2023	386,645,258	$3	$17,695	$(47)	$1,900	$(74)	$19,477	$966	$20,443
Net income (loss)	—	—	—	—	59	—	59	(28)	31
Other comprehensive income, net of tax of $26	—	—	—	—	—	69	69	—	69
Comprehensive income									100
Dividends declared, $0.44/share	—	—	—	—	(170)	—	(170)	—	(170)
Release of common stock held in trust	—	—	—	—	—	—	—	—	—
Issuance of common stock	125,657	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	4	—	—	—	4	—	4
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(6)	(6)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	4	4
As of September 30, 2023	386,770,915	$3	$17,699	$(47)	$1,789	$(5)	$19,439	$936	$20,375

(Millions, except for number of shares )	Number of shares (*)	Common Stock	Additional paid-in capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total
As of December 31, 2021	386,568,104	$3	$17,679	$(47)	$1,714	$(273)	$19,076	$885	$19,961
Net income (loss)	—	—	—	—	734	—	734	(40)	694
Other comprehensive loss, net of tax of $16	—	—	—	—	—	46	46	—	46
Comprehensive income									740
Dividends declared, $1.32/share	—	—	—	—	(510)	—	(510)	—	(510)
Issuance of common stock	56,127	—	(1)	—	—	—	(1)	—	(1)
Stock-based compensation	—	—	10	—	—	—	10	—	10
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(8)	(8)
Contributions from noncontrolling interests	—	—	—	—	(4)	—	(4)	146	142
As of September 30, 2022	386,624,231	$3	$17,688	$(47)	$1,934	$(227)	$19,351	$983	$20,334
As of December 31, 2022	386,628,586	$3	$17,694	$(47)	$1,910	$(180)	$19,380	$962	$20,342
Net income (loss)	—	—	—	—	389	—	389	(92)	297
Other comprehensive loss, net of tax of $63	—	—	—	—	—	175	175	—	175
Comprehensive income									472
Dividends declared, $1.32/share	—	—	—	—	(510)	—	(510)	—	(510)
Release of common stock held in trust	4,299	—	—	—	—	—	—	—	—
Issuance of common stock	138,030	—	(4)	—	—	—	(4)	—	(4)
Stock-based compensation	—	—	9	—	—	—	9	—	9
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(13)	(13)
Contributions from noncontrolling interests	—	—	—	—		—	—	79	79
As of September 30, 2023	386,770,915	$3	$17,699	$(47)	$1,789	$(5)	$19,439	$936	$20,375
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
Proposed Merger with PNMR
On October 20, 2020, Avangrid, PNM Resources, Inc., a New Mexico corporation (PNMR), and NM Green Holdings, Inc., a New Mexico corporation and wholly-owned subsidiary of Avangrid (Merger Sub), entered into an Agreement and Plan of Merger (Merger Agreement), pursuant to which Merger Sub is expected to merge with and into PNMR, with PNMR surviving the Merger as a direct wholly-owned subsidiary of Avangrid (Merger). Pursuant to the Merger Agreement, each issued and outstanding share of the common stock of PNMR (PNMR common stock) (other than (i) the issued shares of PNMR common stock that are owned by Avangrid, Merger Sub, PNMR or any wholly-owned subsidiary of Avangrid or PNMR, which will be automatically cancelled at the time the Merger is consummated and (ii) shares of PNMR common stock held by a holder who has not voted in favor of, or consented in writing to, the Merger who is entitled to, and who has demanded, payment for fair value of such shares) will be converted, at the time the Merger is consummated, into the right to receive $50.30 in cash (Merger Consideration).
Consummation of the Merger (Closing) is subject to the satisfaction or waiver of certain customary closing conditions, including, without limitation, the approval of the Merger Agreement by the holders of at least a majority of the outstanding shares of PNMR common stock entitled to vote thereon, the absence of any material adverse effect on PNMR, the receipt of certain required regulatory approvals (including approvals from the Public Utility Commission of Texas (PUCT), the New Mexico Public Regulation Commission (NMPRC), the Federal Energy Regulatory Commission (FERC), the Federal Communications Commission (FCC), the Committee on Foreign Investment in the United States (CFIUS), the Nuclear Regulatory Commission (NRC) and approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR)), the Four Corners Divestiture Agreements (as defined below) being in full force and effect and all applicable regulatory filings associated therewith being made, as well as holders of no more than 15% of the outstanding shares of PNMR common stock validly exercising their dissenters’ rights. On February 12, 2021, the shareholders of PNMR approved the proposed Merger. As of November 1, 2021, the Merger had obtained all regulatory approvals other than from the NMPRC. On November 1, 2021, after public hearing and briefing on the matter, the hearing examiner in the Merger proceeding at the NMPRC issued an unfavorable recommendation related to the amended stipulated agreement entered into by PNMR's subsidiary, Public Service Company of New Mexico (PNM), Avangrid and a number of interveners in the NMPRC proceeding with respect to consideration of the joint Merger application. On December 8, 2021, the NMPRC issued an order rejecting the amended stipulated agreement. On January 3, 2022, Avangrid and PNM filed a notice of appeal of the December 8, 2021 decision of the NMPRC with the New Mexico Supreme Court. The Statement of Issues was filed on February 2, 2022 and the Brief in Chief was filed on April 7, 2022. Oral arguments were held on September 15, 2023. We cannot predict the outcome of this proceeding.
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
In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly our condensed consolidated financial statements for the interim periods described herein. All such adjustments are of a normal and recurring nature, except as otherwise disclosed. The results for the three and nine months ended September 30, 2023, are not necessarily indicative of the results for the entire fiscal year ending December 31, 2023.
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
Contract Costs and Contract Liabilities
We recognize an asset for incremental costs of obtaining a contract with a customer when we expect the benefit of those costs to be longer than one year. We have contract assets for costs from development success fees, which we paid during the solar asset development period in 2018, and will amortize ratably into expense over the 15-year life of the power purchase agreement (PPA), expected to commence in April 2024 upon commercial operation. Contract assets totaled $9 million at both September 30, 2023 and December 31, 2022, and are presented in "Other non-current assets" on our condensed consolidated balance sheets.
We have contract liabilities for revenue from transmission congestion contract (TCC) auctions, for which we receive payment at the beginning of an auction period, and amortize ratably each month into revenue over the applicable auction period. The auction periods range from six months to two years. TCC contract liabilities totaled $9 million and $33 million at September 30, 2023 and December 31, 2022, respectively, and are presented in "Other current liabilities" on our condensed consolidated balance sheets. We recognized $8 million and $36 million as revenue during the three and nine months ended September 30, 2023, respectively, and $6 million and $20 million for the three and nine months ended September 30, 2022, respectively.
Revenues disaggregated by major source for our reportable segments for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended September 30, 2023				Nine Months Ended September 30, 2023
	Networks	Renewables	Other (b)	Total	Networks	Renewables	Other (b)	Total
(Millions)
Regulated operations – electricity	$1,341	$—	$—	$1,341	$3,602	$—	$—	$3,602
Regulated operations – natural gas	185	—	—	185	1,158	—	—	1,158
Nonregulated operations – wind	—	206	—	206	—	638	—	638
Nonregulated operations – solar	—	19	—	19	—	40	—	40
Nonregulated operations – thermal	—	69	—	69	—	125	—	125
Other(a)	27	(27)	—	—	46	(54)	—	(8)
Revenue from contracts with customers	1,553	267	—	1,820	4,806	749	—	5,555
Leasing revenue	4	—	—	4	10	—	—	10
Derivative revenue	—	121	—	121	—	335	—	335
Alternative revenue programs	20	—	—	20	90	—	—	90
Other revenue	10	(1)	—	9	30	8	(1)	37
Total operating revenues	$1,587	$387	$—	$1,974	$4,936	$1,092	$(1)	$6,027

	Three Months Ended September 30, 2022				Nine Months Ended September 30, 2022
	Networks	Renewables	Other (b)	Total	Networks	Renewables	Other (b)	Total
(Millions)
Regulated operations – electricity	$1,258	$—	$—	$1,258	$3,457	$—	$—	$3,457
Regulated operations – natural gas	248	—	—	248	1,319	—	—	1,319
Nonregulated operations – wind	—	223	—	223	—	720	—	720
Nonregulated operations – solar	—	13	—	13	—	29	—	29
Nonregulated operations – thermal	—	8	—	8	—	32	—	32
Other(a)	23	(11)	(1)	11	82	31	(1)	112
Revenue from contracts with customers	1,529	233	(1)	1,761	4,858	812	(1)	5,669
Leasing revenue	3	—	—	3	7	—	—	7
Derivative revenue	—	60	—	60	—	2	—	2
Alternative revenue programs	7	—	—	7	43	—	—	43
Other revenue	7	—	—	7	37	7	—	44
Total operating revenues	$1,546	$293	$(1)	$1,838	$4,945	$821	$(1)	$5,765
(a) Primarily includes certain intra-month trading activities, billing, collection and administrative charges, sundry billings and other miscellaneous revenue.
(b) Does not represent a segment. Includes Corporate and intersegment eliminations.
As of September 30, 2023 and December 31, 2022, accounts receivable balances related to contracts with customers were approximately $1,299 million and $1,622 million, respectively, including unbilled revenues of $322 million and $541 million, which are included in “Accounts receivable and unbilled revenues, net” on our condensed consolidated balance sheets.
As of September 30, 2023, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) were as follows:

As of September 30, 2023	2024	2025	2026	2027	2028	Thereafter	Total
(Millions)
Revenue expected to be recognized on multiyear retail energy sales contracts in place	$1	$—	$—	$—	$—	$—	$1
Revenue expected to be recognized on multiyear capacity and carbon-free energy sale contracts	89	18	10	7	5	54	183
Revenue expected to be recognized on multiyear renewable energy credit sale contracts	71	64	21	13	2	2	173
Total operating revenues	$161	$82	$31	$20	$7	$56	$357
As of September 30, 2023, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) for the remainder of 2023 was $38 million.
We do not disclose information about remaining performance obligations for contracts for which we recognize revenue in the amount to which we have the right to invoice (e.g., usage-based pricing terms).
Note 5. Regulatory Assets and Liabilities
Pursuant to the requirements concerning accounting for regulated operations, our utilities capitalize, as regulatory assets, incurred and accrued costs that are probable of recovery in future electric and natural gas rates. We base our assessment of whether recovery is probable on the existence of regulatory orders that allow for recovery of certain costs over a specific period, or allow for reconciliation or deferral of certain costs. When costs are not treated in a specific regulatory order, we use regulatory precedent to determine if recovery is probable. Our operating utilities also record, as regulatory liabilities, obligations to refund previously collected revenue or to spend revenue collected from customers on future costs. The primary items that are not included in rate base or accruing carrying costs are regulatory assets for qualified pension and other postretirement benefits, which reflect unrecognized actuarial gains and losses; debt premium; environmental remediation costs, which are primarily the offset of accrued liabilities for future spending; unfunded future income taxes, which are the offset to the unfunded future deferred income tax liability recorded; asset retirement obligations; hedge losses; and contracts for differences. As of September 30, 2023, the total net amount of these items is approximately $972 million.
CMP Distribution Rate Case
On August 11, 2022, CMP filed a three-year rate plan, with adjustments to the distribution revenue requirement in each year. Following discovery and technical conferences and settlement negotiations, on May 31, 2023, CMP filed a Stipulation resolving all issues in the case providing for a 9.35% ROE, 50% equity ratio, and 50% earnings sharing for annual earnings in excess of 100 basis points of CMP’s allowed ROE. The Stipulation also provides for a two-year forward looking rate plan with increases to occur in four equal levelized amounts every six months beginning on July 1, 2023. The next three increases will occur on January 1, 2024, July 1, 2024, and January 1, 2025. The amount of each increase is $16.75 million. These revenue increases include amounts for operations and maintenance but are primarily driven by increases in capital investment forecast by CMP to occur during the period covered by the Stipulation. The Stipulation also imposes a service quality indicator incentive mechanism on CMP. The incentive is provided by a penalty mechanism that would impose a maximum of $8.8 million per year for a failure to meet specified service quality indicator targets.
No party opposed the Stipulation and it was approved in its entirety by the MPUC on June 6, 2023.
NYSEG and RG&E Rate Plans
On May 26, 2022, NYSEG and RG&E filed for a new rate plan with the NYPSC. The rate filings were based on test year 2021 financial results adjusted to the rate year May 1, 2023 – April 30, 2024. NYSEG and RG&E filed for a one-year rate plan but expressed interest in exploring a multi-year plan during the pendency of the case (as is the custom in New York). On August 12, 2022, NYSEG and RG&E filed an update to its rate plan filing called for in the litigation schedule.
On September 16, 2022, the NYPSC suspended new tariffs and rates through April 21, 2023, and NYSEG and RG&E voluntarily agreed to subsequent suspensions through October 18, 2023, subject to a make-whole provision.
Following discovery, settlement negotiations, and a hearing on the settlement, on June 14, 2023, NYSEG and RG&E filed a Joint Proposal (2023 JP) settlement for a three-year rate plan with the NYPSC. The 2023 JP proposes a three-year rate plan for electric and gas service at NYSEG and RG&E commencing May 1, 2023 and continuing through April 30, 2026. For purposes of the 2023 JP, the three rate years are defined as the 12 months ending April 30, 2024 (New York Rate Year 1); April 30, 2025 (New York Rate Year 2); and April 30, 2026 (New York Rate Year 3); respectively. On October 12, 2023, the NYPSC approved the JP 2023, commencing May 1, 2023 and continuing through April 30, 2026. The effective date of new tariffs is November 1, 2023 with a make-whole provision back to May 1, 2023.
The 2023 JP, as approved, changes in delivery rates for NYSEG's and RG&E’s Electric and Gas businesses that were levelized. Actual bill impacts will vary by customer class based on the agreed‑upon revenue allocation and rate design. The table below illustrates the Revenue Requirements and provides delivery and total bill percentages with rate levelization:

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
The Earnings Sharing Mechanism (ESM) applicable to each business will be based on Rate Year ESM thresholds as set forth in the table below. 100% of the customers’ portion of earnings above the sharing threshold that would otherwise be deferred for the benefit of customers will be used to reduce NYSEG's and RG&E’s respective outstanding regulatory asset deferral balances.

In addition, 50% of NYSEG's and RG&E’s portion will be used to reduce their respective outstanding storm-related regulatory asset deferral balances to the extent such balances exist.

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
NYSEG and RG&E will continue a RAM to return or collect the remaining Customer Bill Credits established in the 2020 Rate Plan, and the net balance of other RAM Eligible Deferrals and Costs, including: (1) property taxes; (2) Major Storm deferral balances; (3) gas leak prone pipe replacement; (4) REV costs and fees which are not covered by other recovery mechanisms; (5) costs associated with the implementation of any NYPSC-ordered EV program which are not covered by any other cost recovery mechanisms; and (6) Covid-Related uncollectibles (Rate Year 1 and Rate Year 2 only). The annual RAM recovery/return has been increased from 2.00% to 2.45% of NYSEG’s and RG&E’s delivery revenues (by business) as follows: (1) $29.4 million for NYSEG Electric; (2) $5.8 million for NYSEG Gas; (3) $15.0 million for RG&E Electric; and (4) $5.4 million for RG&E Gas. Customer Bill Credits shall continue to be recovered from those service classes which were eligible to receive such credits.
The 2023 JP provides for partial or full reconciliation of certain expenses including, but not limited to pensions / OPEBs; property taxes; management, operations, and staffing audit expense; gas research and development; pipeline integrity costs; and Economic Development programs. The 2023 JP also includes a downward-only Net Plant reconciliation for certain specific projects as well as for the overall capital plan. In addition, the 2023 JP includes downward-only reconciliations for the costs of electric and gas distribution vegetation management; pipeline integrity; gas reconcilable programs; incremental maintenance and employee labor cost levels.

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
The 2023 JP contains provisions consistent with, supportive of, and in furtherance of the objectives of the Climate Leadership and Community Protection Act (CLCPA) including provisions that will, among other things, increase funding for energy efficiency programs, enhance the electric system in anticipation of increased electrification and increase funding for electric heat pump programs, provide funding for improved electric and gas reliability and resiliency, encourage non-pipe and non-wire alternatives, and replace leak prone pipe. The 2023 JP also includes support for $634 million of capital investment for CLCPA Phase 1 investments projected to be placed in-service beyond the three-year rate plan.
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
UI has wholesale power supply agreements in place for its entire standard service load for the first and second half of 2023, 80% of the first half of 2024, and 20% for the second half of 2024. Supplier of last resort service is procured on a quarterly basis and UI has a wholesale power supply agreement in place for the second, third and fourth quarters of 2023.
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
On September 9, 2022, UI filed a distribution revenue requirement case proposing a three-year rate plan commencing September 1, 2023 through August 31, 2026. The filing was based on a test year ending December 31, 2021, for the rate years beginning September 1, 2023 (UI Rate Year 1), September 1, 2024 (UI Rate Year 2), and September 1, 2025 (UI Rate Year 3). UI requested that PURA approve new distribution rates to recover an increase in revenue requirements of approximately $91 million in UI Rate Year 1, an incremental increase of approximately $20 million in UI Rate Year 2, and an incremental increase of approximately $19 million in UI Rate Year 3, compared to total revenues that would otherwise be recovered under UI’s current rate schedules. UI’s Rate Plan also included several measures to moderate the impact of the proposed rate update for all customers, including, without limitation a rate levelization proposal to spread the proposed total rate increase over the three rate years, which would result in a change in revenue in UI Rate Year 1 of approximately $54 million. On July 21, 2023, PURA issued a proposed Final Decision (draft decision), providng for an 8.8% ROE, 50% equity ratio, and for a one-year rate plan. UI filed exceptions to the draft decision on August 7, 2023. On August 25, 2023 PURA issued its Final Decision on UI's one-year rate plan commencing on September 1, 2023, providing for a rate increase of $23 million based on an allowed ROE of 9.1% that was reduced to 8.63% by certain adjustments. The Final Decision established a capital structure consisting of 50% common equity and 50% debt. The Final Decision results in an average increase in base distribution rates of about 6.6% and an average increase in customer bills of about 2% compared to current levels. On September 18, 2023, UI filed an appeal of the PURA's Final Decision in Connecticut Superior Court, because factual and legal errors related to the treatment of deferred assets, plant in service, and operating expenses. We cannot predict the outcome of this matter.
In 2017, PURA approved new tariffs for the SCG effective January 1, 2018 for a three-year rate plan with annual rate increases. The new tariffs also include an RDM and Distribution Integrity Management Program (DIMP) mechanism, ESM, the amortization of certain regulatory liabilities (most notably accumulated hardship deferral balances and certain accumulated deferred income taxes) and tariff increases based on an ROE of 9.25% and approximately 52.00% equity level. Any dollars due to customers from the ESM are be first applied against any environmental regulatory asset balance as defined in the settlement agreement (if one exists at that time) or refunded to customers through a bill credit if such environmental regulatory asset balance does not exist.
In 2018, PURA approved new tariffs for CNG effective January 1, 2019 for a three-year rate plan with annual rate increases. The new tariffs continued the RDM and DIMP mechanism. ESM and tariff increases are based on an ROE of 9.30% and an equity ratio of 54.00% in 2019, 54.50% in 2020 and 55.00% in 2021.
On April 24, 2023 the Connecticut Attorney General, Office of Consumer Counsel, Connecticut Public Utilities Regulatory Authority Office of Education, Outreach, and Enforcement and the Connecticut Industrial Energy Consumer filed a Petition requesting that PURA conduct a general rate hearing for CNG. On May 5, 2023, CNG and SCG responded indicating a willingness to file general rate cases for each company by November 1, 2023. PURA assented to the companies’ proposal on May 21, 2023. On September 29, 2023, SCG and CNG filed a notice of intent to file general rate cases on or about November 3, 2023.
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
On May 6, 2021, in connection with its findings in the Tropical Storm Isaias docket, PURA issued a Notice of Violation to UI for allegedly failing to comply with standards of acceptable performance in emergency preparation or restoration of service in an emergency and with orders of the Authority, and for violations of accident reporting requirements. PURA assessed a civil penalty in the total amount of approximately $2 million. PURA held a hearing on this matter and, in an order dated July 14, 2021, reduced the civil penalty to approximately $1 million. UI filed an appeal of PURA’s decision with the Connecticut Superior Court. This appeal and the appeal of PURA’s decision on the Tropical Storm Isaias docket have been consolidated. Oral arguments were held on October 11, 2022, and on October 17, 2022, the court denied UI’s appeal and affirmed PURA’s decisions in their entirety. UI filed a notice of appeal to Connecticut's Appellate court on November 7, 2022 and briefs in April and June 2023. We cannot predict the outcome of this proceeding.
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

Regulatory assets as of September 30, 2023 and December 31, 2022, respectively, consisted of:

	September 30,	December 31,
As of	2023	2022
(Millions)
Pension and other post-retirement benefits	$362	$365
Pension and other post-retirement benefits cost deferrals	38	93
Storm costs	767	671
Rate adjustment mechanism	51	41
Revenue decoupling mechanism	59	52
Transmission revenue reconciliation mechanism	2	11
Contracts for differences	43	56
Hardship programs	33	33
Plant decommissioning	—	1
Deferred purchased gas	11	56
Environmental remediation costs	236	248
Debt premium	59	64
Unamortized losses on reacquired debt	19	19
Unfunded future income taxes	545	492
Federal tax depreciation normalization adjustment	132	137
Asset retirement obligation	20	20
Deferred meter replacement costs	59	55
COVID-19 cost recovery and late payment surcharge	12	17
Low income arrears forgiveness	61	31
Excess generation service charge	33	24
System Expansion	23	21
Non-bypassable charge	86	14
Hedges losses	14	13
Energy Efficiency Programs	22	13
Rate change levelization	18	—
Electric supply reconciliation	13	19
Value of distributed energy resources	48	36
Other	291	166
Total regulatory assets	3,057	2,768
Less: current portion	570	447
Total non-current regulatory assets	$2,487	$2,321
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
“Electric supply reconciliation” represents over/under-collection of costs related to electric supply in which NYSEG/RGE supply electricity as the default service option for customers.
“Rate change levelization" adjusts the New York delivery rate increases across the three-year plan to avoid unnecessary spikes and offsetting dips in customer rates. A portion of this balance is amortized through current rates, the remaining portion will be refunded in future periods through future rate cases. The amortization period in current rates is five years and began in 2020.
“Value of distributed energy resources” represents the mechanism to compensate for energy created by distributed energy resources, such as solar.
“Other” includes post-term amortization deferrals and various items subject to reconciliation including debt rate reconciliation and deferred property tax.

Regulatory liabilities as of September 30, 2023 and December 31, 2022, respectively, consisted of:

	September 30,	December 31,
As of	2023	2022
(Millions)
Energy efficiency portfolio standard	$17	$30
Gas supply charge and deferred natural gas cost	7	15
Pension and other post-retirement benefits cost deferrals	108	117
Carrying costs on deferred income tax bonus depreciation	2	9
Carrying costs on deferred income tax - Mixed Services 263(a)	1	3
2017 Tax Act	1,198	1,232
Rate Change Levelization	5	25
Revenue decoupling mechanism	11	13
Accrued removal obligations	1,150	1,178
Economic development	11	20
Positive benefit adjustment	10	16
Theoretical reserve flow thru impact	2	3
Deferred property tax	15	17
Net plant reconciliation	16	11
Debt rate reconciliation	22	32
Rate refund – FERC ROE proceeding	37	36
Transmission congestion contracts	31	31
Merger-related rate credits	8	10
Accumulated deferred investment tax credits	21	22
Asset retirement obligation	18	18
Earning sharing provisions	9	13
Middletown/Norwalk local transmission network service collections	16	17
Low income programs	14	18
Non-firm margin sharing credits	32	27
New York 2018 winter storm settlement	2	1
Non by-passable charges	8	76
Transmission revenue reconciliation mechanism	56	75
Other	246	204
Total regulatory liabilities	3,073	3,269
Less: current portion	235	354
Total non-current regulatory liabilities	$2,838	$2,915
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
“Merger-related rate credits” resulted from the acquisition of UIL. This is being used to moderate increases in rates. During the three and nine months ended September 30, 2023, $1 million and $2 million, respectively, and $0 and $2 million, respectively, for the three and nine months ended September 30, 2022 of rate credits were applied against customer bills.
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
Restricted cash was $9 million and $3 million as of September 30, 2023 and December 31, 2022, respectively, and is included in "Other Assets" on our condensed consolidated balance sheets.

The financial instruments measured at fair value as of September 30, 2023 and December 31, 2022, respectively, consisted of:

As of September 30, 2023	Level 1	Level 2	Level 3	Netting	Total
(Millions)
Equity investments with readily determinable fair values	$27	$15	$—	$—	$42
Derivative assets
Derivative financial instruments - power	$29	$36	$84	$(97)	$52
Derivative financial instruments - gas	—	14	—	(9)	5
Contracts for differences	—	—	1	—	1
Derivative financial instruments - Other	—	182	—	—	182
Total	$29	$232	$85	$(106)	$240
Derivative liabilities
Derivative financial instruments - power	$(30)	$(119)	$(62)	$163	$(48)
Derivative financial instruments - gas	(12)	(16)	(1)	29	—
Contracts for differences	—	—	(44)	—	(44)
Derivative financial instruments - Other	—	(122)	—	—	(122)
Total	$(42)	$(257)	$(107)	$192	$(214)

As of December 31, 2022	Level 1	Level 2	Level 3	Netting	Total
(Millions)
Equity investments with readily determinable fair values	$35	$13	$—	$—	$48
Derivative assets
Derivative financial instruments - power	$37	$55	$165	$(177)	$80
Derivative financial instruments - gas	1	47	—	(45)	3
Contracts for differences	—	—	1	—	1
Derivative financial instruments - Other	—	116	—	—	116
Total	$38	$218	$166	$(222)	$200
Derivative liabilities
Derivative financial instruments - power	$(46)	$(350)	$(93)	$364	$(125)
Derivative financial instruments - gas	(4)	(26)	—	30	—
Contracts for differences	—	—	(57)	—	(57)
Derivative financial instruments - Other	—	(115)	—	—	(115)
Total	$(50)	$(491)	$(150)	$394	$(297)

The reconciliation of changes in the fair value of financial instruments based on Level 3 inputs for the three and nine months ended September 30, 2023 and 2022, respectively, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2023	2022	2023	2022
Fair Value Beginning of Period,	$23	$(151)	$16	$(69)
Gains recognized in operating revenues	—	17	8	69
(Losses) recognized in operating revenues	—	(17)	(12)	(79)
Total losses recognized in operating revenues	—	—	(4)	(10)
Gains recognized in OCI	—	(1)	8	2
(Losses) recognized in OCI	(9)	(13)	(10)	(105)
Total (losses) gains recognized in OCI	(9)	(14)	(2)	(103)
Net change recognized in regulatory assets and liabilities	5	5	13	14
Purchases	(2)	(4)	29	(5)
Settlements	(39)	(2)	(74)	7
Fair Value as of September 30,	$(22)	$(166)	$(22)	$(166)
Losses for the period included in operating revenues attributable to the change in unrealized gains relating to financial instruments still held at the reporting date	$—	$—	$(4)	$(10)
Level 3 Fair Value Measurement
The table below illustrates the significant sources of unobservable inputs used in the fair value measurement of our Level 3 derivatives and the variability in prices for those transactions classified as Level 3 derivatives.

As of September 30, 2023
Index	Avg.	Max.	Min.
NYMEX ($/MMBtu)	$4.46	$9.86	$1.99
AECO ($/MMBtu)	$3.13	$10.80	$1.00
Ameren ($/MWh)	$53.89	$225.62	$20.92
COB ($/MWh)	$81.12	$400.10	$10.85
ComEd ($/MWh)	$49.05	$222.49	$16.77
ERCOT S hub ($/MWh)	$50.40	$320.63	$16.85
Mid C ($/MWh)	$78.25	$400.10	$7.85
AEP-DAYTON hub ($/MWh)	$54.66	$229.75	$22.50
PJM W hub ($/MWh)	$57.33	$227.60	$21.61
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

Range at
Unobservable Input	September 30, 2023
Risk of non-performance	0.72% - 0.74%
Discount rate	4.13% - 4.80%
Forward pricing ($ per KW-month)	$2.00 - $2.61
Fair Value of Debt
As of September 30, 2023 and December 31, 2022, debt consisted of first mortgage bonds, unsecured pollution control notes and other various non-current debt securities. The estimated fair value of debt was $9,091 million and $7,991 million as of September 30, 2023 and December 31, 2022, respectively. The estimated fair value was determined, in most cases, by discounting the future cash flows at market interest rates. The interest rates used to make these calculations take into account the credit ratings of the borrowers in each case. All debt is considered Level 2 within the fair value hierarchy.
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
(a) Networks activities
The tables below present Networks' derivative positions as of September 30, 2023 and December 31, 2022, respectively, including those subject to master netting agreements and the location of the net derivative positions on our condensed consolidated balance sheets:

As of September 30, 2023	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$26	$4	$25	$3
Derivative liabilities	(25)	(3)	(56)	(30)
	1	1	(31)	(27)
Designated as hedging instruments
Derivative assets	—	—	—	—
Derivative liabilities	—	—	—	—
	—	—	—	—
Total derivatives before offset of cash collateral	1	1	(31)	(27)
Cash collateral receivable	—	—	15	—
Total derivatives as presented in the balance sheet	$1	$1	$(16)	$(27)

As of December 31, 2022	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$30	$8	$30	$7
Derivative liabilities	(30)	(7)	(58)	(50)
	—	1	(28)	(43)
Designated as hedging instruments
Derivative assets	—	—	—	—
Derivative liabilities	—	—	—	—
	—	—	—	—
Total derivatives before offset of cash collateral	—	1	(28)	(43)
Cash collateral receivable	—	—	11	2
Total derivatives as presented in the balance sheet	$—	$1	$(17)	$(41)
The net notional volumes of the outstanding derivative instruments associated with Networks' activities as of September 30, 2023 and December 31, 2022, respectively, consisted of:

	September 30,	December 31,
As of	2023	2022
(Millions)
Wholesale electricity purchase contracts (MWh)	5.2	5.7
Natural gas purchase contracts (Dth)	9.4	9.6
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
The amounts for electricity hedge contracts and natural gas hedge contracts recognized in regulatory liabilities and assets as of September 30, 2023 and December 31, 2022 and amounts reclassified from regulatory assets and liabilities into income for the three and nine months ended September 30, 2023 and 2022 are as follows:

(Millions)	Loss or Gain Recognized in Regulatory Assets/Liabilities		Location of Loss (Gain) Reclassified from Regulatory Assets/Liabilities into Income	Loss (Gain) Reclassified from Regulatory Assets/Liabilities into Income
As of				Three Months Ended September 30,		Nine Months Ended September 30,
September 30, 2023	Electricity	Natural Gas	2023	Electricity	Natural Gas	Electricity	Natural Gas
Regulatory assets	$2	$12	Purchased power, natural gas and fuel used	$14	$—	$85	$6
December 31, 2022			2022
Regulatory assets	$9	$4	Purchased power, natural gas and fuel used	$(49)	$—	$(113)	$(9)

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
PURA has determined that costs associated with these CfDs will be fully recoverable by UI and CL&P through electric rates, and UI has deferred recognition of costs (a regulatory asset) or obligations (a regulatory liability), including carrying costs. For those CfDs signed by CL&P, UI records its approximate 20% portion pursuant to the cost-sharing agreement noted above. As of September 30, 2023, UI has recorded a gross derivative asset of $1 million ($0 of which is related to UI’s portion of the CfD signed by CL&P), a regulatory asset of $42 million, a gross derivative liability of $44 million ($42 million of which is related to UI’s portion of the CfD signed by CL&P) and a regulatory liability of $0. As of December 31, 2022, UI had recorded a gross derivative asset of $1 million ($0 of which is related to UI’s portion of the CfD signed by CL&P), a regulatory asset of $56 million, a gross derivative liability of $57 million ($55 million of which is related to UI’s portion of the CfD signed by CL&P) and a regulatory liability of $0.
The unrealized gains and losses from fair value adjustments to these derivatives, which are recorded in regulatory assets, for the three and nine months ended September 30, 2023 and 2022, respectively, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(Millions)
Derivative liabilities	$5	$5	$13	$14
Derivatives designated as hedging instruments
The effect of derivatives in cash flow hedging relationships on Other Comprehensive Income (OCI) and income for the three and nine months ended September 30, 2023 and 2022, respectively, consisted of:

Three Months Ended September 30,	Gain Recognized in OCI on Derivatives (a)	Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2023
Interest rate contracts	$—	Interest expense	$1	$107
Commodity contracts	—	Purchased power, natural gas and fuel used	—	482
Total	$—		$1
2022
Interest rate contracts	$—	Interest expense	$1	$76
Commodity contracts	—	Purchased power, natural gas and fuel used	(1)	535
Total	$—		$—

Nine Months Ended September 30,	Gain (Loss) Recognized in OCI on Derivatives (a)	Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2023
Interest rate contracts	$—	Interest expense	$3	$301
Commodity contracts	—	Purchased power, natural gas and fuel used	—	1,844
Total	$—		$3
2022
Interest rate contracts	$—	Interest expense	$3	$226
Commodity contracts	2	Purchased power, natural gas and fuel used	(3)	1,716
Total	$2		$—
(a) Changes in accumulated OCI are reported on a pre-tax basis.
As of September 30, 2023 and December 31, 2022, the net loss in accumulated OCI related to previously settled forward starting swaps and accumulated amortization was $40 million and $43 million, respectively. Networks recorded net derivative losses related to discontinued cash flow hedges of $1 million and $3 million, for the three and nine months ended September 30, 2023 and 2022, respectively. Networks will amortize approximately $4 million of net derivative losses related to discontinued cash flow hedges within the next twelve months.
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
The net notional volumes of outstanding derivative instruments associated with Renewables' activities as of September 30, 2023 and December 31, 2022, respectively, consisted of:

	September 30,	December 31,
As of	2023	2022
(MWh/Dth in millions)
Wholesale electricity purchase contracts	1	2
Wholesale electricity sales contracts	6	7
Natural gas and other fuel purchase contracts	17	15
Financial power contracts	4	6
Basis swaps – purchases	23	22
Basis swaps – sales	1	—

The fair values of derivative contracts associated with Renewables' activities as of September 30, 2023 and December 31, 2022, respectively, consisted of:

	September 30,	December 31,
As of	2023	2022
(Millions)
Wholesale electricity purchase contracts	$57	$149
Wholesale electricity sales contracts	(70)	(200)
Natural gas and other fuel purchase contracts	4	2
Financial power contracts	16	8
Total	$7	$(41)
On May 27, 2021, Renewables entered into a forward interest rate swap, with a total notional amount of $935 million, to hedge the issuance of forecasted variable rate debt. The forward interest rate swap is designated and qualifies as a cash flow hedge. As part of the financial close of Vineyard Wind 1 described in Note 19, this hedge was novated to the lending institutions and the notional value changed to $956 million. As of September 30, 2023 and December 31, 2022, the fair value of the interest rate swap was $182 million and $116 million, respectively, as a current and non-current asset. The gain or loss on the interest rate swap is reported as a component of accumulated OCI and will be reclassified into earnings in the period or periods during which the related interest expense on the debt is incurred.
The tables below present Renewables' derivative positions as of September 30, 2023 and December 31, 2022, respectively, including those subject to master netting agreements and the location of the net derivative position on our condensed consolidated balance sheets:

As of September 30, 2023	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$67	$29	$22	$4
Derivative liabilities	(32)	(12)	(33)	(7)
	35	17	(11)	(3)
Designated as hedging instruments
Derivative assets	14	175	4	3
Derivative liabilities	(1)	(1)	(69)	(45)
	13	174	(65)	(42)
Total derivatives before offset of cash collateral	48	191	(76)	(45)
Cash collateral (payable) receivable	(1)	—	52	20
Total derivatives as presented in the balance sheet	$47	$191	$(24)	$(25)

As of December 31, 2022	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$121	$63	$79	$4
Derivative liabilities	(61)	(40)	(103)	(7)
	60	23	(24)	(3)
Designated as hedging instruments
Derivative assets	—	116	—	1
Derivative liabilities	—	—	(168)	(89)
	—	116	(168)	(88)
Total derivatives before offset of cash collateral	60	139	(192)	(91)
Cash collateral receivable	—	—	105	54
Total derivatives as presented in the balance sheet	$60	$139	$(87)	$(37)

Derivatives not designated as hedging instruments
The effects of trading and non-trading derivatives associated with Renewables' activities for the three and nine months ended September 30, 2023, consisted of:

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Trading	Non-trading	Total amount per income statement	Trading	Non-trading	Total amount per income statement
(Millions)
Operating Revenues
Wholesale electricity purchase contracts	$(1)	$(4)		$(9)	$(5)
Wholesale electricity sales contracts	(19)	14		9	57
Financial power contracts	(5)	14		(6)	39
Financial and natural gas contracts	—	(1)		—	5
Total (loss) gain included in operating revenues	$(25)	$23	$1,974	$(6)	$96	$6,027

Purchased power, natural gas and fuel used
Wholesale electricity purchase contracts	$—	$(23)		$—	$(79)
Financial and natural gas contracts	—	2		—	(30)
Total loss included in purchased power, natural gas and fuel used	$—	$(21)	$482	$—	$(109)	$1,844
Total (loss) gain	$(25)	$2		$(6)	$(13)
The effects of trading and non-trading derivatives associated with Renewables' activities for the three and nine months ended September 30, 2022, consisted of:

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Trading	Non-trading	Total amount per income statement	Trading	Non-trading	Total amount per income statement
(Millions)
Operating Revenues
Wholesale electricity purchase contracts	$1	$3		$2	$3
Wholesale electricity sales contracts	(4)	(21)		2	(31)
Financial power contracts	(3)	1		(5)	(40)
Financial and natural gas contracts	(1)	(4)		(1)	(25)
Total loss included in operating revenues	$(7)	$(21)	$1,838	$(2)	$(93)	$5,765

Purchased power, natural gas and fuel used
Wholesale electricity purchase contracts	$—	$12		$—	$65
Financial power contracts	—	1		—	—
Financial and natural gas contracts	—	(8)		—	13
Total gain included in purchased power, natural gas and fuel used	$—	$5	$535	$—	$78	$1,716
Total loss	$(7)	$(16)		$(2)	$(15)

Derivatives designated as hedging instruments
The effect of derivatives in cash flow hedging relationships on accumulated OCI and income for the three and nine months ended September 30, 2023 and 2022, respectively, consisted of:

Three Months Ended September 30,	(Loss) Gain Recognized in OCI on Derivatives (a)	Location of (Gain) Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2023
Interest rate contracts	58	Interest Expense	—	$107
Commodity contracts	(17)	Operating revenues	52	$1,974
Total	$41		$52
2022
Interest rate contracts	40	Interest Expense	—	$76
Commodity contracts	(33)	Operating revenues	22	$1,838
Total	$7		$22

Nine Months Ended September 30,	(Loss) Gain Recognized in OCI on Derivatives (a)	Location of (Gain) Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2023
Interest rate contracts	182	Interest Expense	—	$301
Commodity contracts	18	Operating revenues	136	$6,027
Total	$200		$136
2022
Interest rate contracts	167	Interest Expense	—	$226
Commodity contracts	(163)	Operating revenues	41	$5,765
Total	$4		$41
(a) Changes in OCI are reported on a pre-tax basis.
Amounts are reclassified from accumulated OCI into income in the period during which the transaction being hedged affects earnings or when it becomes probable that a forecasted transaction being hedged would not occur. Notwithstanding future changes in prices, approximately $65 million of losses included in accumulated OCI at September 30, 2023, are expected to be reclassified into earnings within the next twelve months. For all of the three and nine months ended September 30, 2023 and 2022, we did not record any net derivative losses related to discontinued cash flow hedges.
(c) Interest rate contracts
Avangrid uses financial derivative instruments from time to time to alter its fixed and floating rate debt balances or to hedge fixed rates in anticipation of future fixed rate issuances.
As of September 30, 2023 and December 31, 2022, the net loss in accumulated OCI related to previously settled interest rate contracts was $31 million and $38 million, respectively. We amortized into income $2 million and $7 million, for the three and nine months ended September 30, 2023 and 2022, respectively, of the loss related to settled interest rate contracts. We will amortize approximately $9 million of the net loss on the interest rate contracts within the next twelve months.

The effect of derivatives in cash flow hedging relationships on accumulated OCI for the three and nine months ended September 30, 2023 and 2022, respectively, consisted of:

Three Months Ended September 30,	(Loss) Recognized in OCI on Derivatives (a)	Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2023
Interest rate contracts	$—	Interest expense	$2	$107
2022
Interest rate contracts	$—	Interest expense	$2	$76

Nine Months Ended September 30,	(Loss) Recognized in OCI on Derivatives (a)	Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2023
Interest rate contracts	$—	Interest expense	$7	$301
2022
Interest rate contracts	$—	Interest expense	$7	$226
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
The effects on our consolidated financial statements as of and for the three and nine months ended September 30, 2023 and 2022, respectively, are as follows:

	Fair value of hedge	Location of (Gain) Recognized in Income Statement	Loss Recognized in Income Statement		Total per Income Statement
(Millions)	As of September 30, 2023		Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Current Liabilities	$(32)	Interest Expense	$9	$23	$107	$301
Non-current liabilities	$(88)

	Cumulative effect on hedged debt
Current debt	$32
Non-current debt	$88

	Fair value of hedge	Location of Loss Recognized in Income Statement	Loss Recognized in Income Statement		Total per Income Statement
(Millions)	As of December 31, 2022		Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Current Liabilities	$(29)	Interest Expense	$3	$1	$76	$226
Non-current liabilities	$(86)

	Cumulative effect on hedged debt
Current debt	$29
Non-current debt	$86
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
The wholesale power supply agreements of UI contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit ratings on senior debt were to fall below investment grade. If such an event had occurred as of September 30, 2023, UI would have had to post an aggregate of approximately $21 million in collateral.
We have various master netting arrangements in the form of multiple contracts with various single counterparties that are subject to contractual agreements that provide for the net settlement of all contracts through a single payment. Those arrangements reduce our exposure to a counterparty in the event of a default on or termination of any single contract. For financial statement presentation purposes, we offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim or the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. As of September 30, 2023 and December 31, 2022, the amount of cash collateral under master netting arrangements that have not been offset against net derivative positions was $60 million and $97 million, respectively. Derivative instruments settlements and collateral payments are included throughout the “Changes in operating assets and liabilities” section of operating activities in our condensed consolidated statements of cash flows.
Certain of our derivative instruments contain provisions that require us to maintain an investment grade credit rating on our debt from each of the major credit rating agencies. If our debt were to fall below investment grade, we would be in violation of those provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit risk related contingent features that are in a liability position as of September 30, 2023 was $14 million, for which we have posted collateral.
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
CMP and UI reserved for refunds for Complaints I, II and III consistent with the FERC’s March 3, 2015 decision in Complaint I. Refunds were provided to customers for Complaint I. The CMP and UI total reserve associated with Complaints II and III is $29 million and $8 million, respectively, as of September 30, 2023, which has not changed since December 31, 2022, except for the accrual of carrying costs. If adopted as final by the FERC, the impact of the initial decision by the FERC administrative law judge would be an additional aggregate reserve for Complaints II and III of $17 million, which is based upon currently available information for these proceedings.
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
Customer Service Invoice Dispute
On May 4, 2021, Nike USA, Inc. (Nike), the buyer under a virtual PPA with a subsidiary of Renewables, provided notice that it disagrees with the settlement amounts included in certain invoices. The PPA provides for a monthly settlement between the parties based on the metered output of the project based on a stated hub price. The disagreement relates as to the appropriate hub price to use for settlement calculations, most notably during Winter Storm Uri in February of 2021. Nike has requested an adjustment to the invoices that would increase the amount payable by approximately $31 million. Renewables has responded that the invoices have been properly calculated in accordance with the provisions of the PPA. The parties participated in a mediation in March 2023, which was unsuccessful. On June 16, 2023, Nike filed suit against the Company and certain subsidiaries of Renewables alleging breach of contract. The parties have filed motions for summary judgement and oral arguments were held on October 23, 2023. The Company filed to dismiss the complaint, and following oral arguments, on October 25, 2023, the court denied the Company’s motion to dismiss, and the case will proceed. We cannot predict the outcome of this matter.
Commonwealth Wind and Park City PPAs
In October 2022, Commonwealth Wind and Park City Wind announced that they would seek to re-negotiate the price of the certain Power Purchase Agreements, or PPAs, to help mitigate the impacts of inflation, increased interest rates and supply chain disruptions on the projects.
On October 21, 2022, Commonwealth Wind filed a motion with the DPU seeking a one-month suspension in the DPU’s proceeding to review the power purchase agreements between Commonwealth Wind and the Massachusetts electric distribution companies, or EDCs, in order to provide an opportunity for Commonwealth Wind, the EDCs, state and regulatory officials, and other stakeholders to evaluate the current economic challenges facing Commonwealth Wind and assess measures that would return the project to economic viability including, but not limited to, certain amendments to the Power Purchase Agreements, or PPAs. In December 2022, Commonwealth Wind filed a motion opposing approval of the PPAs by the DPU and requesting that the proceeding be dismissed. On December 30, 2022, the DPU entered an order denying Commonwealth Wind’s motion and approving the PPAs. On January 30, 2023, Commonwealth Wind appealed the DPU’s December 30th order to the Supreme Judicial Court of Massachusetts. On July 13, 2023, each of the EDCs filed with the DPU a first amendment, termination agreement and release agreed with Commonwealth Wind, providing for an orderly termination of the PPAs, withdrawal of Commonwealth Wind’s appeal, and payment by Commonwealth Wind of a $48 million termination payment to the EDCs, an amount equal to the development period security provided for in the PPAs in connection with the regulatory approval that is under appeal. The DPU approved the termination agreements on August 2, 2023 and Commonwealth Wind dismissed its appeal of the DPU’s December 30th order.
On October 2, 2023, Park City Wind entered into a first amendment, termination agreement and release with each of the Connecticut EDCs, providing for an orderly termination of the Park City Wind PPAs and payment by Park City Wind of an approximately $16 million termination payment to the EDCs, an amount equal to the development period security provided for in the PPAs. On October 13, 2023, PURA approved the termination agreements.
Guarantee Commitments to Third Parties
As of September 30, 2023, we had approximately $801 million of standby letters of credit, surety bonds, guarantees and indemnifications outstanding. We also provided a guaranty related to Renewables' commitment to contribute equity to Vineyard

Wind as described in Note 19, which is in addition to the amounts above. These instruments provide financial assurance to the business and trading partners of Avangrid, its subsidiaries and equity method investees in their normal course of business. The instruments only represent liabilities if Avangrid or its subsidiaries fail to deliver on contractual obligations. We therefore believe it is unlikely that any material liabilities associated with these instruments will be incurred and, accordingly, as of September 30, 2023, neither we nor our subsidiaries have any liabilities recorded for these instruments.
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
We have recorded an estimated liability of $6 million related to six of the twenty-four sites. We have paid remediation costs related to the remaining eighteen sites and do not expect to incur additional liabilities. Additionally, we have recorded an estimated liability of $10 million related to another ten sites where we believe it is probable that we will incur remediation and/or monitoring costs, although we have not been notified that we are among the potentially responsible parties or that we are regulated under State Resource Conservation and Recovery Act programs. It is possible the ultimate cost to remediate these sites may be significantly more than the accrued amount. As of September 30, 2023, our estimate for costs to remediate these sites ranges from $15 million to $23 million. Factors affecting the estimated remediation amount include the remedial action plan selected, the extent of site contamination, and the allocation of the clean-up costs.
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
As of September 30, 2023, our estimate for all costs related to investigation and remediation of the fifty-three sites ranges from $129 million to $225 million. Our estimate could change materially based on facts and circumstances derived from site investigations, changes in required remedial actions, changes in technology relating to remedial alternatives and changes to current laws and regulations.
Certain of our Connecticut and Massachusetts regulated gas companies own or have previously owned properties where MGPs had historically operated. MGP operations have led to contamination of soil and groundwater with petroleum hydrocarbons, benzene and metals, among other things, at these properties, the regulation and cleanup of which is regulated by the federal Resource Conservation and Recovery Act as well as other federal and state statutes and regulations. Each of the companies has or had an ownership interest in one or more such properties contaminated as a result of MGP-related activities. Under the existing regulations, the cleanup of such sites requires state and at times, federal, regulators’ involvement and approval before cleanup can commence. In certain cases, such contamination has been evaluated, characterized and remediated. In other cases, the sites have been evaluated and characterized, but not yet remediated. Finally, at some of these sites, the scope of the contamination has not yet been fully characterized; as of September 30, 2023, no liability was recorded related to these sites and no amount of loss, if any, can be reasonably estimated at this time. In the past, the companies have received approval for the recovery of MGP-related remediation expenses from customers through rates and will seek recovery in rates for ongoing MGP-related remediation expenses for all of their MGP sites.
As of both September 30, 2023 and December 31, 2022, the liability associated with our MGP sites in Connecticut was $112 million, the remediation costs of which could be significant and will be subject to a review by PURA as to whether these costs are recoverable in rates.
As of September 30, 2023 and December 31, 2022, our total recorded liability to investigate and perform remediation at all known inactive MGP sites discussed above and other sites was $257 million and $289 million, respectively. We recorded a corresponding regulatory asset, net of insurance recoveries and the amount collected from FirstEnergy, as described below, because we expect to recover the net costs in rates. Our environmental liability accruals are recorded on an undiscounted basis and are expected to be paid through the year 2053.
FirstEnergy
NYSEG and RG&E each sued FirstEnergy under the Comprehensive Environmental Response, Compensation, and Liability Act to recover environmental cleanup costs at certain former MGP sites, which are included in the discussion above. In 2011, the District Court issued a decision and order in NYSEG’s favor, which was upheld on appeal, requiring FirstEnergy to pay NYSEG for past and future clean-up costs at the sixteen sites in dispute. In 2008, the District Court issued a decision and order in RG&E's favor requiring FirstEnergy to pay RG&E for past and future clean-up costs at the two MGP sites in dispute. FirstEnergy remains liable for a substantial share of clean up expenses at the MGP sites. Based on projections as of September 30, 2023, FirstEnergy’s share of clean-up costs owed to NYSEG & RG&E is estimated at approximately $8 million and $6 million, respectively. These amounts are being treated as contingent assets and have not been recorded as either a receivable or a decrease to the environmental provision. Any recovery will be flowed through to NYSEG and RG&E customers, as applicable.
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
As of September 30, 2023 and December 31, 2022, the amount reserved related to English Station was $20 million and $19 million, respectively. Since inception, we have recorded $35 million to the reserve which has been offset with cash payments over time. We cannot predict the outcome of this matter.
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
Note 10. Post-retirement and Similar Obligations
During the three and nine months ended September 30, 2023, we made $15 million of pension contributions. We do not expect to make any additional contributions in 2023.
The components of net periodic benefit cost for pension benefits for the three and nine months ended September 30, 2023 and 2022, respectively, consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(Millions)
Service cost	$1	$6	$4	$21
Interest cost	30	10	91	27
Expected return on plan assets	(36)	(20)	(109)	(71)
Amortization of:
Prior service costs	—	—	1	1
Actuarial loss	1	11	2	40
Curtailment Charge	—	(1)		(24)
Net Periodic Benefit Cost	$(4)	$6	$(11)	$(6)
The components of net periodic benefit cost for postretirement benefits for the three and nine months ended September 30, 2023 and 2022, respectively, consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(Millions)
Service cost	$—	$1	$1	$2
Interest cost	3	3	10	8
Expected return on plan assets	(1)	(1)	(4)	(4)
Amortization of:
Prior service costs	—	(1)	—	(1)
Actuarial loss	(3)	(1)	(9)	(3)
Net Periodic Benefit Cost	$(1)	$1	$(2)	$2
Note 11. Equity
As of September 30, 2023 and December 31, 2022, we had, respectively, 103,889 and 108,188 shares of common stock held in trust and no convertible preferred shares outstanding. During the three and nine months ended September 30, 2023, we released 0 and 4,299 shares of common stock held in trust, respectively. During both the three and nine months ended September 30, 2022, we released 0 shares of common stock held in trust.
We maintain a repurchase agreement with J.P. Morgan Securities, LLC. (JPM), pursuant to which JPM will, from time to time, acquire, on behalf of Avangrid, shares of common stock of Avangrid. The purpose of the stock repurchase program is to allow Avangrid to maintain Iberdrola's relative ownership percentage of approximately 81.5%. The stock repurchase program may be suspended or discontinued at any time upon notice. As of September 30, 2023, a total of 997,983 shares have been repurchased in the open market, all of which are included as Avangrid treasury shares. The total cost of all repurchases, including commissions, was $47 million as of September 30, 2023.

Accumulated Other Comprehensive Loss
Accumulated Other Comprehensive Loss for the three and nine months ended September 30, 2023 and 2022, respectively, consisted of:

	As of June 30,	Three Months Ended September 30,	As of September 30,	As of June 30,	Three Months Ended September 30,	As of September 30,
	2023	2023	2023	2022	2022	2022
(Millions)
Gain on defined benefit plans, net of income tax expense of $0 and $0 for 2023 and 2022		$—			$—
Amortization of pension cost, net of income tax expense of $0 and $0 for 2023 and 2022		—			—
Net gain (loss) on pension plans	(18)	—	(18)	(29)	—	(29)
Unrealized (loss) gain from equity method investment, net of income tax expense (benefit) of $0 for 2023 and $(5) for 2022 (a)	18	(1)	17	2	(13)	(11)
Unrealized (loss) gain during period on derivatives qualifying as cash flow hedges, net of income tax expense of $11 for 2023 and $1 for 2022	(163)	30	(133)	(194)	3	(191)
Reclassification to net income of losses on cash flow hedges, net of income tax expense of $15 for 2023 and $7 for 2022 (b)	89	40	129	(15)	19	4
(Loss) Gain on derivatives qualifying as cash flow hedges	(74)	70	(4)	(209)	22	(187)
Accumulated Other Comprehensive Loss	$(74)	$69	$(5)	$(236)	$9	$(227)

	As of December 31,	Nine Months Ended September 30,	As of September 30,	As of December 31,	Nine Months Ended September 30,	As of September 30,
	2022	2023	2023	2021	2022	2022
(Millions)
Gain on defined benefit plans, net of income tax expense of $0 and $3 for 2023 and 2022		$—			$8
Amortization of pension cost, net of income tax expense of $1 and $0 for 2023 and 2022		$2			$1
Net gain (loss) on pension plans	$(20)	$2	$(18)	$(38)	$9	$(29)
Unrealized (loss) gain from equity method investment, net of income tax expense of $1 for 2023 and $(1) for 2022 (a)	$13	$4	$17	$(9)	$(2)	$(11)
Unrealized loss during period on derivatives qualifying as cash flow hedges, net of income tax expense of $22 for 2023 and $1 for 2022	(195)	62	(133)	(194)	3	(191)
Reclassification to net income of losses on cash flow hedges, net of income tax expense of $39 for 2023 and $13 for 2022 (b)	22	107	129	(32)	36	4
(Loss) Gain on derivatives qualifying as cash flow hedges	(173)	169	(4)	(226)	39	(187)
Accumulated Other Comprehensive Loss	$(180)	$175	$(5)	$(273)	$46	$(227)
(a)    Foreign currency and interest rate contracts.
(b)    Reclassification is reflected in the operating expenses and interest expense, net of capitalization and line items in our condensed consolidated statements of income.
Note 12. Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to Avangrid by the weighted-average number of shares of our common stock outstanding. During the three and nine months ended September 30, 2023 and 2022, while we did have securities that were dilutive, these securities did not result in a change in our earnings per share calculations for the both three and nine months ended September 30, 2023 and 2022.
The calculations of basic and diluted earnings per share attributable to Avangrid, for the three and nine months ended September 30, 2023 and 2022, respectively, consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(Millions, except for number of shares and per share data)
Numerator:
Net income attributable to Avangrid	$59	$105	$389	$734
Denominator:
Weighted average number of shares outstanding - basic	386,869,341	386,736,774	386,788,279	386,724,035
Weighted average number of shares outstanding - diluted	387,322,281	387,280,621	387,122,498	387,200,882
Earnings per share attributable to Avangrid
Earnings Per Common Share, Basic	$0.15	$0.27	$1.00	$1.90
Earnings Per Common Share, Diluted	$0.15	$0.27	$1.00	$1.90
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
The chief operating decision maker evaluates segment performance based on segment adjusted net income defined as net income adjusted to exclude mark-to-market earnings from changes in the fair value of derivative instruments, offshore contract provision, costs incurred in connection with the COVID-19 pandemic and costs incurred related to the PNMR Merger.
Products and services are sold between reportable segments and affiliate companies at cost. Segment income, expense and assets presented in the accompanying tables include all intercompany transactions that are eliminated in our condensed consolidated financial statements. Refer to Note 4 - Revenue for more detailed information on revenue by segment.

Segment information as of and for the three and nine months ended September 30, 2023, consisted of:

Three Months Ended September 30, 2023	Networks	Renewables	Other (a)	Avangrid Consolidated
(Millions)
Revenue - external	$1,587	$387	$—	$1,974
Revenue - intersegment	—	—	—	—
Depreciation and amortization	175	123	5	303
Operating income (loss)	134	(45)	—	89
Earnings (losses) from equity method investments	3	(4)	—	(1)
Interest expense, net of capitalization	76	6	25	107
Income tax expense (benefit)	12	(27)	7	(8)
Adjusted net income (loss)	92	55	(42)	105

Nine Months Ended September 30, 2023	Networks	Renewables	Other (a)	Avangrid Consolidated
(Millions)
Revenue - external	$4,935	$1,092	$—	$6,027
Revenue - intersegment	1	—	(1)	—
Depreciation and amortization	524	338	6	868
Operating income (loss)	531	(46)	(5)	480
Earnings (losses) from equity method investments	11	(6)	—	5
Interest expense, net of capitalization	215	16	70	301
Income tax expense (benefit)	70	(87)	—	(17)
Adjusted net income (loss)	364	170	(100)	434
Capital expenditures	1,551	505	22	2,078
As of September 30, 2023
Property, plant and equipment	21,017	11,039	12	32,068
Equity method investments	187	327	—	514
Total assets	$29,161	$13,926	$(701)	$42,386
(a) Includes Corporate and intersegment eliminations.

Segment information for the three and nine months ended September 30, 2022 and as of December 31, 2022, consisted of:

Three Months Ended September 30, 2022	Networks	Renewables	Other (a)	Avangrid Consolidated
(Millions)
Revenue - external	$1,546	$293	$(1)	$1,838
Revenue - intersegment	—	—	—	—
Depreciation and amortization	166	113	—	279
Operating income (loss)	141	(27)	(2)	112
Earnings (losses) from equity method investments	3	(1)	—	2
Interest expense, net of capitalization	60	2	14	76
Income tax expense (benefit)	13	(56)	(7)	(50)
Adjusted net income (loss)	89	45	(13)	122

Nine Months Ended September 30, 2022	Networks	Renewables	Other (a)	Avangrid Consolidated
(Millions)
Revenue - external	$4,944	$821	$—	$5,765
Revenue - intersegment	1	—	(1)	—
Depreciation and amortization	491	319	1	811
Operating income (loss)	660	(17)	(8)	635
Earnings from equity method investments	8	253	—	261
Interest expense, net of capitalization	171	8	47	226
Income tax expense (benefit)	65	(35)	(16)	14
Adjusted net income (loss)	471	322	(44)	749
Capital expenditures	1,315	617	8	1,940
As of December 31, 2022
Property, plant and equipment	20,027	10,950	17	30,994
Equity method investments	171	266	—	437
Total assets	$28,069	$13,553	$(499)	$41,123
(a) Includes Corporate and intersegment eliminations.
Reconciliation of Adjusted Net Income to Net Income attributable to Avangrid for the three and nine months ended September 30, 2023 and 2022, respectively, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(Millions)
Adjusted Net Income Attributable to Avangrid, Inc.	$105	$122	$434	$749
Adjustments:
Mark-to-market earnings - Renewables (1)	(23)	(22)	(19)	(17)
Impact of COVID-19 (2)	—	—	—	(2)
Merger costs (3)	(1)	(1)	(2)	(3)
Offshore contract provision (4)	(40)	—	(40)	—
Income tax impact of adjustments	17	6	16	6
Net Income Attributable to Avangrid, Inc.	$59	$105	$389	$734
(1)Mark-to-market earnings relates to earnings impacts from changes in the fair value of Renewables' derivative instruments associated with electricity and natural gas.
(2)Represents costs incurred in connection with the COVID-19 pandemic, mainly related to bad debt provisions.
(3)Pre-merger costs incurred.
(4)Costs incurred in connection with offshore contract provision.

Note 14. Related Party Transactions
We engage in related party transactions that are generally billed at cost and in accordance with applicable state and federal commission regulations.
Related party transactions for the three and nine months ended September 30, 2023 and 2022, respectively, consisted of:

Three Months Ended September 30,	2023		2022
(Millions)	Sales To	Purchases From	Sales To	Purchases From
Iberdrola, S.A.	$—	$(8)	$—	$(12)
Iberdrola Renovables Energía, S.L.	$—	$(2)	$—	$(2)
Iberdrola Financiación, S.A.U.	$—	$(12)	$—	$(3)
Vineyard Wind	$2	$—	$2	$—
Other	$—	$(1)	$—	$(1)

Nine Months Ended September 30,	2023		2022
(Millions)	Sales To	Purchases From	Sales To	Purchases From
Iberdrola, S.A.	$—	$(34)	$—	$(34)
Iberdrola Renovables Energía, S.L.	$—	$(5)	$—	$(7)
Iberdrola Financiación, S.A.U.	$—	$(20)	$—	$(8)
Vineyard Wind	$6	$—	$5	$—
Other	$—	$(1)	$—	$(2)
Related party balances as of September 30, 2023 and December 31, 2022, respectively, consisted of:

As of	September 30, 2023		December 31, 2022
(Millions)	Owed By	Owed To	Owed By	Owed To
Iberdrola	$—	$(34)	$1	$(29)
Iberdrola Financiación, S.A.U.	$—	$(807)	$—	$(9)
Vineyard Wind	$4	$(8)	$3	$(8)
Iberdrola Solutions	$—	$(6)	$—	$(2)
Other	$4	$(6)	$4	$(1)
Transactions with Iberdrola relate predominantly to the provision and allocation of corporate services and management fees, and certain financing arrangements described below. All costs that can be specifically allocated, to the extent possible, are charged directly to the company receiving such services. In situations when Iberdrola corporate services are provided to two or more companies of Avangrid, any costs remaining after direct charges are allocated using agreed upon cost allocation methods designed to allocate such costs. We believe that the allocation method used is reasonable.
We have a bi-lateral demand note agreement with Iberdrola Solutions, LLC, which had notes payable balance of $6 million and $2 million, respectively, as of September 30, 2023 and December 31, 2022.
There have been no guarantees provided or received for any related party receivables or payables. These balances are unsecured and are typically settled in cash. Interest is not charged on regular business transactions but is charged on outstanding loan balances. There have been no impairments or provisions made against any affiliated balances.
Avangrid optimizes its liquidity position as part of the Iberdrola Group and is a party to a liquidity agreement with a financial institution, along with certain members of the Iberdrola Group. Cash surpluses remaining after meeting the liquidity requirements of Avangrid and its subsidiaries may be deposited at the financial institution. Deposits, or credit balances, serve as collateral against the debit balances of other parties to the liquidity agreement. The balance at both September 30, 2023 and December 31, 2022, was $0.
On June 18, 2023, Avangrid's credit facility with Iberdrola Financiación, S.A.U., a subsidiary of Iberdrola, matured. The facility had a limit of $500 million. On July 19, 2023, we replaced this credit facility with an increased limit of $750 million and maturity date of June 18, 2028. Avangrid pays a quarterly facility fee of 22.5 basis points (rate per annum) on the facility based on Avangrid’s current Moody’s and S&P ratings for senior unsecured long-term debt. As of September 30, 2023 and December 31, 2022, there was no outstanding amount under this credit facility.
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
See Note 19 - Equity Method Investments for more information on Vineyard Wind, LLC (Vineyard Wind).
Note 15. Other Financial Statement Items
Accounts receivable and unbilled revenue, net
Accounts receivable and unbilled revenues, net as of September 30, 2023 and December 31, 2022 consisted of:

As of	September 30, 2023	December 31, 2022
(Millions)
Trade receivables and unbilled revenues	$1,580	$1,892
Allowance for credit losses	(163)	(155)
Accounts receivable and unbilled revenues, net	$1,417	$1,737
The change in the allowance for credit losses for the three and nine months ended September 30, 2023 and 2022 consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2023	2022	2023	2022
As of Beginning of Period,	$155	$142	$155	$151
Current period provision	45	45	95	68
Write-off as uncollectible	(37)	(44)	(87)	(76)
As of September 30,	$163	$143	$163	$143
The Deferred Payment Arrangements (DPA) receivable balance was $124 million and $102 million at September 30, 2023 and December 31, 2022, respectively. The allowance for credit losses for DPAs at September 30, 2023 and December 31, 2022 was $48 million and $42 million, respectively. Furthermore, the change in the allowance for credit losses associated with the DPAs for the three and nine months ended September 30, 2023 was $1 million and $6 million, respectively, and for the three and nine months ended September 30, 2022 was $(11) million and $(5) million, respectively.
Prepayments and other current assets
Included in prepayments and other current assets are $190 million and $136 million of prepaid other taxes as of September 30, 2023 and December 31, 2022, respectively.
Property, plant and equipment and intangible assets
The accumulated depreciation and amortization as of September 30, 2023 and December 31, 2022, respectively, were as follows:

As of	September 30, 2023	December 31, 2022
(Millions)
Property, plant and equipment
Accumulated depreciation	$12,278	$11,542
Intangible assets
Accumulated amortization	$347	$331
As of September 30, 2023 and 2022, accrued liabilities for property, plant and equipment additions were $469 million and $200 million, respectively.
Debt
On July 3, 2023, NYSEG remarketed $100 million aggregate principal amount of unsecured notes maturing in 2034 at a fixed interest rate of 4.00%.
On August 3, 2023, NYSEG issued $350 million aggregate principal amount of unsecured notes maturing in 2028 at a fixed interest rate of 5.65%.
On August 3, 2023, NYSEG issued $400 million aggregate principal amount of unsecured notes maturing in 2033 at a fixed interest rate of 5.85%.

On October 2, 2023, UI remarketed $65 million aggregate principal amount of unsecured notes maturing in 2033 at a fixed interest rate of 4.50%.
Commercial Paper
As of September 30, 2023 and December 31, 2022, there was $954 million and $397 million of commercial paper outstanding, respectively. As of September 30, 2023 and December 31, 2022, the weighted-average interest rate on commercial paper was 5.52% and 4.66%, respectively.
Supplier Financing Arrangements
We operate a supplier financing arrangement. We arranged for the extension of payment terms with some suppliers, which could elect to be paid by a financial institution earlier than maturity under supplier financing arrangements. Due to the interest cost associated with these arrangements, the balances are classified as "Notes payable" on our consolidated balance sheets. The balance relates to capital expenditures and, therefore, is treated as non-cash activity, and is reported under financing activity of the consolidated statement of cash flows when the balance is paid. As of September 30, 2023 and December 31, 2022, the amount of notes payable under supplier financing arrangements was $0 and $171 million, respectively. As of December 31, 2022, the weighted average interest rate on the balance was 5.48%.
Other current liabilities
Included in other current liabilities are $325 million and $271 million of advances received as of September 30, 2023 and December 31, 2022, respectively.
Note 16. Income Tax Expense
The effective tax rates, inclusive of federal and state income tax, for the three and nine months ended September 30, 2023, were (34.8)% and (6.1)%, respectively. The effective tax rates for the three and nine months ended September 30, 2023, are below the federal statutory tax rate of 21%, primarily due to the recognition of production tax credits associated with wind production, the effect of the excess deferred tax amortization resulting from the Tax Act, the equity component of allowance for funds used during construction and other property related flow through items.
The effective tax rates, inclusive of federal and state income tax, for the three and nine months ended September 30, 2022, were (89.3)% and 2.0%, respectively. The effective tax rates for the three and nine months ended September 30, 2022 are below the federal statutory tax rate of 21%, primarily due to the recognition of production tax credits associated with wind production, the effect of the excess deferred tax amortization resulting from the Tax Act, the equity component of allowance for funds used during construction, and the release of our federal valuation allowance in the third quarter of 2022 as a result of the Inflation Reduction Act enacted in August 2022 permitting us to utilize tax attributes that were previously expected to expire, partially offset by the tax on gain from the offshore joint venture restructuring transaction (see Note 19 for further details on the transaction).
In the third quarter of 2023, Avangrid executed an agreement to transfer the production tax credits generated in 2023 pursuant to the transferability provisions of the Inflation Reduction Act of 2022. Avangrid received cash of $62 million for the transfer of tax credits in the nine months ended September 30, 2023.
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
On April 12, 2023 and July 20, 2023, 487,000 PSUs were granted to certain executives of Avangrid with achievement measured based on certain performance and market-based metrics for the 2023 to 2025 performance period. The PSUs will be payable in three equal installments, net of applicable taxes, in 2026, 2027 and 2028.

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
In June 2022, 25,000 RSUs were granted to an officer of Avangrid. The RSUs vest in two equal installments in 2023 and 2024, provided that the grantee remains continuously employed with Avangrid through the applicable vesting dates. The fair value on the grant date was determined based on a price of $47.64 per share. The first installment of this RSU grant was settled in January 2023, net of applicable taxes, by issuing 8,690 shares of common stock.
Phantom Share Units
In February 2022, 9,000 Phantom Shares were granted to certain Avangrid executives and employees. These awards vest in three equal installments in 2022, 2023 and 2024 and will be settled in a cash amount equal to the number of Phantom Shares multiplied by the closing share price of Avangrid’s common stock on the respective vesting dates, subject to continued employment. The liability of these awards is measured based on the closing share price of Avangrid’s common stock at each reporting date until the date of settlement. In February and August 2023, $0.2 million was paid to settle the second and third installments under this plan.
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
As of September 30, 2023 and December 31, 2022, the total liability was $2 million and $0, respectively, which is included in other current and non-current liabilities.
The total stock-based compensation expense, which is included in "Operations and maintenance" in our condensed consolidated statements of income, for the three and nine months ended September 30, 2023 was $4 million and $11 million, respectively, and for the three and nine months ended September 30, 2022 was $2 million and $10 million, respectively.
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
The assets and liabilities of the VIEs totaled approximately $2,768 million and $179 million, respectively, at September 30, 2023. As of December 31, 2022, the assets and liabilities of VIEs totaled approximately $2,853 million and $424 million, respectively. At September 30, 2023 and December 31, 2022, the assets and liabilities of the VIEs consisted primarily of property, plant and equipment.
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
At September 30, 2023, El Cabo Wind, LLC (El Cabo), Patriot Wind Farm LLC (Patriot), Aeolus Wind Power VII, LLC (Aeolus VII), Aeolus VIII, and Solis I are our consolidated VIEs.
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
Vineyard Wind 1 is considered a VIE because it cannot finance its activities without additional support from its owners or third parties. Renewables is not the primary beneficiary of the entity since it does not have a controlling financial interest, and therefore we do not consolidate this entity. During the third quarter of 2023 Renewables made a capital contribution of $78 million to Vineyard Wind 1. As of September 30, 2023 and December 31, 2022, the carrying amount of Renewables' investments in Vineyard Wind 1, LLC and Vineyard Wind 1 Pledgor LLC was $87 million and $9 million, respectively.
On October 24, 2023, Vineyard Wind 1 closed on a TEF agreement, pursuant to which Vineyard Wind 1 is expected to receive approximately $1.2 billion from tax equity investors in installments based on the number of turbines reaching or about to reach mechanical completion each month until the entire project reaches commercial operation date.
Note 20. Subsequent Event
On October 18, 2023, the board of directors of Avangrid declared a quarterly dividend of $0.44 per share on its common stock. This dividend is payable on January 2, 2024 to shareholders of record at the close of business on December 1, 2023.

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
Through Networks, we own electric distribution, transmission and generation companies and natural gas distribution, transportation and sales companies in New York, Maine, Connecticut and Massachusetts, delivering electricity to approximately 2.3 million electric utility customers and delivering natural gas to approximately 1.0 million natural gas utility customers as of September 30, 2023.
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

Renewables has a combined wind, solar and thermal installed capacity of 9,243 megawatts, or MW, as of September 30, 2023, including Renewables’ share of joint projects, of which 8,061 MW was installed wind capacity. Renewables targets to contract or hedge above 80% of its capacity under long-term PPAs and hedges to limit market volatility. As of September 30, 2023, approximately 75% of the capacity was contracted with PPAs for an average period of approximately 10 years and an additional 11% of production was hedged. Avangrid is one of the three largest wind operators in the United States based on installed capacity as of September 30, 2023, and strives to lead the transformation of the U.S. energy industry to a sustainable, competitive, clean energy future. Renewables installed capacity includes 67 wind farms and six solar facilities in 21 states across the United States.
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
On February 12, 2021, the shareholders of PNMR approved the proposed Merger. As of November 1, the Merger had obtained all regulatory approvals other than from the New Mexico Public Regulation Commission, or NMPRC. On November 1, 2021, after public hearing and briefing on the matter, the hearing examiner in the Merger proceeding at the NMPRC issued an unfavorable recommendation related to the amended stipulated agreement entered into by PNMR, Avangrid and several interveners in the NMPRC proceeding with respect to consideration of the joint Merger application in June 2021. On December 8, 2021, the NMPRC issued an order rejecting the amended stipulated agreement. On January 3, 2022, Avangrid and PNMR filed a notice of appeal of the December 8, 2021 decision of the NMPRC with the New Mexico Supreme Court. The Statement of Issues was filed on February 2, 2022 and the Brief in Chief was filed on April 7, 2022. Oral arguments were held on September 15, 2023. We cannot predict the outcome of this proceeding.
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

Business Environment
The impact of extraordinary external events such as global pandemics and geopolitical instability continue to cause global economic and supply chain disruption and volatility in financial markets and the United States economy. We continue to experience changes in inflation levels resulting from various supply chain disruptions, increased business and labor costs, increased financing costs from changes in the Federal Reserve's monetary policy and other disruptions caused by global economic conditions. We continue to monitor the further developments, which may include further sanctions imposed by the United States, Canada, and the European Union on Russia, supply chain instability, and potential retaliatory action by the Russian government and/or other countries. We are taking steps intended to mitigate the potential risks from continued conflict, including without limitation, communication with suppliers to ensure that the supply chains are free from sanctioned materials and efforts to diversify sourcing and capacity planning to help avoid supply chain disruptions. To date, there has been no material impact on our operations or financial performance as a result of ongoing extraordinary events including, without limitation, the conflicts in Eastern Europe and the Middle East; however, we cannot predict the extent of these effects, given the evolving nature of the geopolitical situation, on our business, results of operations or financial condition.
We are monitoring the Department of Commerce's, or DOC, anti-circumvention petition alleging that solar panels and cells shipped from Vietnam, Thailand, Malaysia and Cambodia have circumvented tariffs imposed on Chinese solar panels and cells. The petition calls for anti-dumping and countervailing duties to be applied to solar panels. In June 2022, President Biden's Administration announced a 24-month tariff exemption on any potential tariff resulting from the anti-circumvention investigation. On August 18, 2023, DOC issued final rulings, concluding some manufacturers operating in the named countries circumvented the AD/CVD duties on a country-wide basis. Renewables is taking steps intended to mitigate potential risks to their solar project development portfolio. To date, there has been no material impact on Renewables' operations or financial performance as a result of this investigation. Despite the 24-month tariff exemption, there is uncertainty around related long-term effects to the solar panel supply chain and we currently cannot predict if there will be materially adverse impacts to our business, results of operations or financial condition.
In April 2023, the House Transportation and Infrastructure Committee included maritime crewing provisions within the Coast Guard Authorization bill which passed the committee. The bill was not included in the House National Defense Authorization Act - there is no clear path for passage at this point. If enacted, the Coast Guard authorization may only allow foreign vessels to operate on the Outer Continental Shelf if they have a U.S. crew or the crew of the nation of which the vessel is from. If passed, the legislation could affect expected timelines and returns on approved projects. To date, there has been no material impact on Renewables' operations or financial performance as a result of these bills; however, given the uncertainty of resolution of the final legislation and the related effects to our offshore projects, we currently cannot predict if there will be materially adverse impacts to our business, results of operations or financial condition.
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
On June 30, 2023 Avangrid received an exclusion notice from the U.S. Customs and Border Protection, or CBP, in the Port of Fresno, California, denying entry to approximately 220 MWs of solar modules for use in the company’s Bakeoven and Daybreak solar projects. The notice states that the modules were rejected due to insufficient documentation demonstrating the merchandise was not produced in whole or in part in the Xinjiang Uyghur Autonomous Region or by an entity on the Uyghur Forced Labor Prevention Act, or UFLPA, Entity List within 30 days from which the cargo was detained. In September 2023 Avangrid entered into a bill of sale and assumption and assignment agreement with Iberdrola Renovables Energia SAU, or IRE, a subsidiary of Iberdrola, and the solar panel supplier to assign all of its rights, title and interest in the 220 MWs of solar modules to IRE. Pursuant to such agreement, Avangrid will receive reimbursement of the amounts previously paid to the solar supplier for such modules, when the title to such modules are transferred to IRE upon delivery to IRE's delivery location.

For more information, see the risk factor under the heading “Catastrophic or geopolitical events may disrupt operations and negatively impact the financial condition of the business, cash flows, and the trading value of its securities.” in Item 1A. Risk Factors in our Form 10-K for the year ended December 31, 2022.
Summary of Results of Operations
Our operating revenues increased by $136 million from $1,838 million for the three months ended September 30, 2022 to $1,974 million for the three months ended September 30, 2023.
Networks business revenues increased mainly due to rate increases in New York effective December 1, 2020 and favorable changes in regulatory deferrals in the current period. Renewables revenues increased mainly due to higher wind and solar generation output and favorable thermal and power trading due to higher average prices in the period primarily driven by weather.
Net income attributable to Avangrid decreased by $46 million from $105 million for the three months ended September 30, 2022 to $59 million for the three months ended September 30, 2023, primarily due to offshore contract provision in Renewables, higher interest expenses and unfavorable taxes from applying the annual consolidated estimated tax rate in the current period in Other.
Adjusted net income (a non-GAAP financial measure) decreased by $16 million from $122 million for the three months ended September 30, 2022 to $105 million for the three months ended September 30, 2023. The decrease is primarily due to a $29 million decrease in Corporate mainly driven by higher interest expenses and unfavorable taxes from applying the annual consolidated estimated tax rate, offset by a $10 million increase in Renewables driven primarily by higher wind and solar generation output and favorable thermal and power trading due to higher average prices in the period primarily driven by weather and $3 million increase in Networks driven primarily by rate increases in New York effective December 1, 2020 in the period.
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
On December 22, 2021, Networks and NECEC Transmission LLC moved that the Business & Consumer Court report its decision to the Maine Law Court for an interlocutory appeal under the applicable rule of appellate procedure. The Business & Consumer Court granted this motion, thereby sending its decision to the Law Court for review. On August 30, 2022, the Law Court ruled that certain Initiative provisions would infringe on NECEC’s constitutionally protected vested rights if NECEC Transmission LLC can demonstrate that it engaged in substantial construction of the NECEC project in good-faith reliance of the authority under the CPCN granted by the MPUC before Maine voters approved the Initiative. The Maine Law Court remanded the matter to the Business & Consumer Court for a trial to determine that question. The trial began on April 10, 2023 and concluded on April 20, 2023, when the jury reached a unanimous decision finding that NECEC had constructed substantial construction in good faith. The Court subsequently entered an Order that NECEC had obtained vested rights to continue work on the project, and that retroactively applying the Initiative to the NECEC project would violate the Maine Constitution. No party appealed that decision.
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
On August 3, 2023, NECEC resumed limited construction and is continuing to evaluate the construction schedule for the NECEC project, related commercial operation date, and total project cost, including potential impacts from increased construction costs, disputes with third party vendors regarding contracts and certain change orders, and a decrease in expected returns. As of September 30, 2023, we have capitalized approximately $692 million for the NECEC project.
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
Maine Government-Run Power Referendum
On September 18, 2020, a request was submitted to the Maine Secretary of State to initiate the process of placing a government-run power referendum on the ballot. The proponents did not submit signatures in January 2022, the deadline to place the referendum on the November 2022 ballot, but made statements that they intended to continue to collect sufficient signatures to present the referendum in a future general election. On October 31, 2022, proponents of government-run power submitted signatures for a Citizen’s Initiative to the Maine Secretary of State. The Secretary of State certified that the proponents submitted more than the required signatures to place the referendum on the ballot in November 2023. Subsequently, the Secretary of State released final ballot language for the November 2023 election. In addition, proponents of the “No Blank Checks” Citizen’s Initiative submitted signatures to the Maine Secretary of State. This referendum would require citizens to approve the debt issued by the State of Maine greater than $1 billion, including debt necessary for a government-controlled entity to seize the assets of an investor-owned utility. A Petition for Review of Final Agency action was filed in Maine Superior Court challenging the Secretary’s signature determination relative to the “No Blank Checks” Citizen’s Initiative and the Maine Superior Court upheld the Secretary’s determination. We cannot predict the outcome of the Citizen’s Initiative.
Power Tax Audits
Previously, CMP, NYSEG and RG&E implemented Power Tax software to track and measure their respective deferred tax amounts. In connection with this change, we identified historical updates needed with deferred taxes recognized by CMP, NYSEG and RG&E and increased our deferred tax liabilities, with a corresponding increase to regulatory assets, to reflect the updated amounts calculated by the Power Tax software. Since 2015, the NYPSC and MPUC accepted certain adjustments to deferred taxes and associated regulatory assets for this item in recent distribution rate cases, resulting in regulatory asset balances of approximately $132 million and $137 million, respectively, for this item at September 30, 2023 and December 31, 2022.

CMP began recovering its regulatory asset in 2020. In 2017, the NYPSC commenced an audit of the power tax regulatory assets. On January 11, 2018, the NYPSC issued an order opening an operations audit of NYSEG and RG&E and certain other New York utilities regarding tax accounting. In September 2023, NYSEG and RG&E received the NYPSC final audit report and in October 2023 we responded with comments and a request for certain clarifications. The report includes recommendations that are primarily intended to enhance existing practices. We expect the NYPSC to issue a final report order in November 2023. Upon order issuance, NYSEG and RG&E will have thirty days to submit a recommendation implementation plan. We cannot predict the final outcome of this audit.
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
On May 6, 2021, in connection with its findings in the Tropical Storm Isaias docket, PURA issued a Notice of Violation to UI for allegedly failing to comply with standards of acceptable performance in emergency preparation or restoration of service in an emergency and with orders of the Authority, and for violations of accident reporting requirements. PURA assessed a civil penalty in the total amount of approximately $2 million. PURA held a hearing on this matter and, in an order dated July 14, 2021, reduced the civil penalty to approximately $1 million. UI filed an appeal of PURA’s decision with the Connecticut Superior Court. This appeal and the appeal of PURA’s decision on the Tropical Storm Isaias docket have been consolidated. Oral arguments were held on October 11, 2022, and on October 17, 2022, the court denied UI’s appeal and affirmed PURA’s decisions in their entirety. UI filed a notice of appeal to Connecticut's Appellate court on November 7, 2022 and briefs in April and June 2023. We cannot predict the outcome of this proceeding.
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
The Joint Proposal (2023 JP) filed by NYSEG and RG&E for a three-year rate plan and approved by the NYPSC on October 12, 2023, contains provisions consistent with, supportive of, and in furtherance of the objectives of the CLCPA including provisions that will, among other things, increase funding for energy efficiency programs, enhance the electric system in anticipation of increased electrification and increase funding for electric heat pump programs, provide funding for improved electric and gas reliability and resiliency, encourage non-pipe and non-wire alternatives, and replace leak prone pipe.
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
Inflation Reduction Act
In August 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law in the United States. The IRA created a new corporate alternative minimum tax, or CAMT, of 15% on adjusted financial statement income and an excise tax of 1% on the value of certain stock repurchases. The IRA also contains a number of additional provisions related to tax incentives for investments in renewable energy production, carbon capture, and other climate actions. The CAMT and other various applicable provisions of the IRA are effective for the Company for periods beginning after December 31, 2022. The impact of CAMT will depend on our facts in each year and anticipated guidance from the U.S. Department of Treasury. We currently expect to incur CAMT in 2023, however it is not expected to have a material impact on our earnings, financial condition, or cash flow as the Company can utilize tax attributes to reduce the overall cash tax impact.
Partnership with Navajo Tribal Utility Authority
In March 2023, Renewables and Navajo Tribal Utility Authority Generation, Inc., or NTUAG, a wholly-owned subsidiary of Navajo Tribal Utility Authority, or NTUA, signed a Memorandum of Understanding, or MoU, to jointly explore opportunities for developing up to 1 GW of renewable energy generation, including solar, wind, hydrogen and back-up battery storage, on the reservation of Navajo Nation located in portions of states of New Mexico, Utah and Arizona. Once built, that would constitute enough generation to supply clean energy to hundreds of thousands of homes and businesses, both on the reservation, and in regional markets through export to surrounding states. All projects built through the partnership would be joint ventures, with NTUA maintaining at least 51% majority ownership to retain tribal sovereignty and control.
Commonwealth Wind and Park City PPAs
In October 2022 Commonwealth Wind and Park City Wind announced that they would seek to re-negotiate the price of the certain Power Purchase Agreements, or PPAs, to help mitigate the impacts of inflation, increased interest rates and supply chain disruptions on the projects. On October 21, 2022, Commonwealth Wind filed a motion with the DPU seeking a one-month suspension in the DPU’s proceeding to review the power purchase agreements between Commonwealth Wind and the Massachusetts electric distribution companies, or EDCs, in order to provide an opportunity for Commonwealth Wind, the EDCs, state and regulatory officials, and other stakeholders to evaluate the current economic challenges facing Commonwealth Wind and assess measures that would return the project to economic viability including, but not limited to, certain amendments to the Power Purchase Agreements, or PPAs. In December 2022, Commonwealth Wind filed a motion opposing approval of the PPAs by the DPU and requesting that the proceeding be dismissed. On December 30, 2022, the DPU entered an order denying Commonwealth Wind’s motion and approving the PPAs. On January 30, 2023, Commonwealth Wind appealed the DPU’s December 30th order to the Supreme Judicial Court of Massachusetts. On July 13, 2023, each of the EDCs filed with the DPU a first amendment, termination agreement and release agreed with Commonwealth Wind, providing for an orderly termination of the PPAs, withdrawal of Commonwealth Wind’s appeal, and payment by Commonwealth Wind of a $48 million termination payment to the EDCs an amount equal to the development period security provided for in the PPAs in connection with the regulatory approval that is under appeal. The DPU approved the termination agreements on August 2, 2023 and Commonwealth Wind dismissed its appeal of the DPU’s December 30th order.
On October 2, 2023, Park City Wind entered into a first amendment, termination agreement and release with each of the Connecticut EDCs, providing for an orderly termination of the Park City Wind PPAs and payment by Park City Wind of an approximately $16 million termination payment to the EDCs, an amount equal to the development period security provided for in the PPAs. On October 13, 2023, PURA approved the termination agreements.

Results of Operations
The following tables set forth financial information by segment for each of the periods indicated:

	Three Months Ended				Three Months Ended
	September 30, 2023				September 30, 2022
	Total	Networks	Renewables	Other(1)	Total	Networks	Renewables	Other(1)
	(in millions)
Operating Revenues	$1,974	$1,587	$387	$—	$1,838	$1,546	$293	$(1)
Operating Expenses
Purchased power, natural gas and fuel used	482	377	105	—	535	479	56	—
Operations and maintenance	924	748	183	(7)	758	621	136	1
Depreciation and amortization	303	175	123	5	279	166	113	—
Taxes other than income taxes	176	153	21	2	154	139	15	—
Total Operating Expenses	1,885	1,453	432	—	1,726	1,405	320	1
Operating Income	89	134	(45)	—	112	141	(27)	(2)
Other Income (Expense)
Other income (expense)	42	45	8	(11)	18	19	3	(4)
Earnings (losses) from equity method investments	(1)	3	(4)	—	2	3	(1)	—
Interest expense, net of capitalization	(107)	(76)	(6)	(25)	(76)	(60)	(2)	(14)
Income (Loss) Before Income Tax	23	106	(47)	(36)	56	103	(27)	(20)
Income tax expense (benefit)	(8)	12	(27)	7	(50)	13	(56)	(7)
Net Income (Loss)	31	94	(20)	(43)	106	90	29	(13)
Net (income) loss attributable to noncontrolling interests	28	(1)	29	—	(1)	(1)	—	—
Net Income (Loss) Attributable to Avangrid, Inc.	$59	$93	$9	$(43)	$105	$89	$29	$(13)

	Nine Months Ended				Nine Months Ended
	September 30, 2023				September 30, 2022
	Total	Networks	Renewables	Other(1)	Total	Networks	Renewables	Other(1)
	(in millions)
Operating Revenues	$6,027	$4,936	$1,092	$(1)	$5,765	$4,945	$821	$(1)
Operating Expenses
Purchased power, natural gas and fuel used	1,844	1,514	330	—	1,716	1,619	97	—
Operations and maintenance	2,319	1,910	414	(5)	2,102	1,728	369	5
Depreciation and amortization	868	524	338	6	811	491	319	1
Taxes other than income taxes	516	457	56	3	501	447	53	1
Total Operating Expenses	5,547	4,405	1,138	4	5,130	4,285	838	7
Operating Income	480	531	(46)	(5)	635	660	(17)	(8)
Other Income (Expense)
Other income (expense)	96	110	13	(27)	38	40	5	(7)
Earnings (losses) from equity method investments	5	11	(6)	—	261	8	253	—
Interest expense, net of capitalization	(301)	(215)	(16)	(70)	(226)	(171)	(8)	(47)
Income (Loss) Before Income Tax	280	437	(55)	(102)	708	537	233	(62)
Income tax expense (benefit)	(17)	70	(87)	—	14	65	(35)	(16)
Net Income (Loss)	297	367	32	(102)	694	472	268	(46)
Net loss (income) attributable to noncontrolling interests	92	(3)	95	—	40	(2)	42	—
Net Income (Loss) Attributable to Avangrid, Inc.	$389	$364	$127	$(102)	$734	$470	$310	$(46)
(1)"Other" represents Corporate and intersegment eliminations.

Comparison of Period to Period Results of Operations
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Operating Revenues
Our operating revenues increased by $136 million from $1,838 million for the three months ended September 30, 2022 to $1,974 million for the three months ended September 30, 2023, as detailed by segment below:
Networks
Operating revenues increased by $41 million from $1,546 million for the three months ended September 30, 2022 to $1,587 million for the three months ended September 30, 2023. Electricity and gas revenues increased by $22 million, primarily due to rate increases in New York effective December 1, 2020, and a $22 million favorable impact from deferrals mainly driven by the regulatory mechanism established in the current period to offset impacts from the regulatory amortization periods determined by current rate case in New York in anticipation of the amortization periods to be established in the future rate case. Additionally, electricity and gas revenues changed due to the following items that have offsets within the income statement: a decrease of $102 million in purchased power and purchased gas (offset in purchased power) driven by lower average pricing in commodities in the period and an increase of $100 million in flow through amortizations (offset in operating expenses).
Renewables
Operating revenues increased by $94 million from $293 million for the three months ended September 30, 2022 to $387 million for the three months ended September 30, 2023. The increase in operating revenues was primarily due to an increase of $29 million driven by 392 GWh higher wind and solar generation output, $34 million in favorable thermal and power trading due to higher average prices in the period primarily driven by weather, favorable MtM changes of $27 million on energy derivative transactions entered for economic hedging purposes and $3 million of other changes in the period.
Purchased Power, Natural Gas and Fuel Used
Our purchased power, natural gas and fuel used decreased by $53 million from $535 million for the three months ended September 30, 2022 to $482 million for the three months ended September 30, 2023, as detailed by segment below:
Networks
Purchased power, natural gas and fuel used decreased by $102 million from $479 million for the three months ended September 30, 2022 to $377 million for the three months ended September 30, 2023. The decrease is primarily driven by a $102 million decrease in average commodity prices and an overall decrease in electricity and gas units procured due to lower degree days in the period.
Renewables
Purchased power, natural gas and fuel used increased by $49 million from $56 million for the three months ended September 30, 2022 to $105 million for the three months ended September 30, 2023. The increase is primarily due to unfavorable MtM changes on derivatives of $27 million driven by market price changes in the period and an increase of $22 million in power and gas purchases due to higher average prices in the current period driven by weather.
Operations and Maintenance
Operations and maintenance expenses increased by $166 million from $758 million for the three months ended September 30, 2022 to $924 million for the three months ended September 30, 2023, as detailed by segment below:
Networks
Operations and maintenance expenses increased by $127 million from $621 million for the three months ended September 30, 2022 to $748 million for the three months ended September 30, 2023. The increase is primarily driven by increased business and corporate costs of $12 million and $15 million increase in personnel expenses primarily driven by higher headcount in the current period. In addition, there were increases of $100 million in flow-through amortizations (which is offset in revenue).
Renewables
Operations and maintenance expenses increased by $47 million from $136 million for the three months ended September 30, 2022 to $183 million for the three months ended September 30, 2023. The increase is primarily due to a $40 million increase in connection with offshore contract provision and $7 million increase in personnel costs driven primarily by increase in headcount in the period.

Depreciation and Amortization
Depreciation and amortization for the three months ended September 30, 2023 was $303 million compared to $279 million for the three months ended September 30, 2022, representing an increase of $24 million. The increase is driven by $19 million from plant additions in Networks and Renewables, and $5 million in Other in the current period.
Other Income (Expense) and Earnings (Losses) from Equity Method Investments
Other income (expense) and equity earnings (losses) increased by $21 million from $20 million for the three months ended September 30, 2022 to $41 million for the three months ended September 30, 2023. The change is primarily due to a $10 million favorable change in the non-service component of pension expense driven by the revised actuarial studies (which is partially offset in revenue) and $11 million favorable change in allowance for equity funds used during construction in the period.
Interest Expense, Net of Capitalization
Interest expense for the three months ended September 30, 2023 and 2022 was $107 million and $76 million, respectively. The change is primarily due to an increase of $4 million in carrying charges on regulatory deferrals and $11 million due to increased debt in the period at Networks and $31 million increase in Other mainly driven by increased outstanding balances on commercial paper, intragroup loan and unfavorable changes in the fair value hedges in the current period, offset by $15 million of capitalized interest driven by higher interest rates in the period.
Income Tax
The effective tax rates, inclusive of federal and state income tax, for the three months ended September 30, 2023 was (34.8)%, which is below the federal statutory tax rate of 21%, primarily due to the recognition of production tax credits associated with wind production, the effect of the excess deferred tax amortization resulting from the Tax Act, the equity component of allowance for funds used during construction and other property related flow through items. The effective tax rates, inclusive of federal and state income tax, for the three months ended September 30, 2022 was (89.3)%, which is below the federal statutory tax rate of 21%, primarily due to the recognition of production tax credits associated with wind production, the effect of the excess deferred tax amortization resulting from the Tax Act, the equity component of allowance for funds used during construction and the release of our federal valuation allowance in the third quarter of 2022 as a result of the Inflation Reduction Act enacted in August 2022 that will permit us to utilize tax attributes that were previously expected to expire.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Operating Revenues
Our operating revenues increased by $262 million from $5,765 million for the nine months ended September 30, 2022 to $6,027 million for the nine months ended September 30, 2023, as detailed by segment below:
Networks
Operating revenues decreased by $9 million from $4,945 million for the nine months ended September 30, 2022 to $4,936 million for the nine months ended September 30, 2023. Electricity and gas revenues changed due to the following items that have offsets within the income statement: a decrease of $105 million in purchased power and purchased gas (offset in purchased power) driven by lower average pricing in commodities in the period, offset by an increase of $47 million in flow through amortizations (offset in operating expenses). Electricity and gas revenues increased by $58 million, primarily due to rate increases in New York effective December 1, 2020, offset by a $9 million unfavorable impact from deferrals mainly driven by unfavorable changes in net plant reconciliation due to delays in the meters' installation schedules in New York and suspension of late payment charges collection in the current period.
Renewables
Operating revenues increased by $271 million from $821 million for the nine months ended September 30, 2022, to $1,092 million for the nine months ended September 30, 2023. The increase in operating revenues was primarily due to an increase of $31 million driven by 517 GWh higher wind and solar generation output, $104 million in favorable thermal and power trading due to higher average prices in the period primarily driven by weather, favorable MtM changes of $185 million on energy derivative transactions entered for economic hedging purposes, offset by a $50 million decrease in merchant prices driven by lower average prices in the current period.
Purchased Power, Natural Gas and Fuel Used
Purchased power, natural gas and fuel used increased by $128 million from $1,716 million for the nine months ended September 30, 2022 to $1,844 million for the nine months ended September 30, 2023, as detailed by segment below:

Networks
Purchased power, natural gas and fuel used decreased by $105 million from $1,619 million for the nine months ended September 30, 2022 to $1,514 million for the nine months ended September 30, 2023. The decrease is primarily driven by a $105 million decrease in average commodity prices and an overall decrease in electricity and gas units procured due to lower degree days in the period.
Renewables
Purchased power, natural gas and fuel used increased by $233 million from $97 million for the nine months ended September 30, 2022 to $330 million for the nine months ended September 30, 2023. The increase is primarily due to unfavorable MtM changes on derivatives of $187 million driven by market price changes in the period and an increase of $46 million in power and gas purchases due to higher average prices in the current period driven by weather.
Operations and Maintenance
Operations and maintenance expenses increased by $217 million from $2,102 million for the nine months ended September 30, 2022 to $2,319 million for the nine months ended September 30, 2023, as detailed by segment below:
Networks
Operations and maintenance expenses increased by $182 million from $1,728 million for the nine months ended September 30, 2022 to $1,910 million for the nine months ended September 30, 2023. The increase is driven by increased business and corporate costs of $60 million, $39 million increase in personnel expenses primarily driven by higher headcount and $36 million increase in uncollectible expenses due to higher bad debt provision in the current period. In addition, there were increases of $47 million in flow-through amortizations (which is offset in revenue).
Renewables
Operations and maintenance expenses increased by $45 million from $369 million for the nine months ended September 30, 2022 to $414 million for the nine months ended September 30, 2023. The increase is primarily due to a $40 million increase in connection with offshore contract provision, a $10 million increase driven by the write-off of certain development projects and $3 million higher corporate charges in the current period, offset by a $8 million decrease in the bad debt provision in the current period driven by lower uncollectibles billed arising from the weather event in the PJM market in 2022.
Depreciation and Amortization
Depreciation and amortization for the nine months ended September 30, 2023 was $868 million compared to $811 million for the nine months ended September 30, 2022, an increase of $57 million. The increase is primarily driven by $52 million from plant additions in Networks and Renewables and $5 million in Other in the current period.
Other Income (Expense) and Earnings (Losses) from Equity Method Investments
Other income (expense) and equity earnings (losses) decreased by $198 million from $299 million for the nine months ended September 30, 2022 to $101 million for the nine months ended September 30, 2023. The decrease is primarily due to $256 million of unfavorable equity earnings, driven by a $246 million gain recognized in the same period of 2022 from the offshore joint venture restructuring transaction in Renewables, offset by a $40 million favorable change in non-service component of pension expense driven by revised actuarial studies (which is partially offset within revenue) and $18 million favorable carrying costs in Networks driven by higher regulatory deferrals and interest rates in the period.
Interest Expense, Net of Capitalization
Interest expense for the nine months ended September 30, 2023 and 2022 was $301 million and $226 million, respectively. The change is primarily due to an increase of $26 million in carrying charges on regulatory deferrals and $11 million due to increased debt in the period at Networks and $80 million increase in Other mainly driven by increased outstanding balances on commercial paper, intragroup loan and unfavorable changes in the fair value hedges in the current period, offset by $42 million of capitalized interest driven by higher interest rates in the period.
Income Tax
The effective tax rates, inclusive of federal and state income tax, for the nine months ended September 30, 2023 was (6.1)%, which is below the federal statutory tax rate of 21%, primarily due to the recognition of production tax credits associated with wind production, the effect of the excess deferred tax amortization resulting from the Tax Act, the equity component of allowance for funds used during construction and other property related flow through items. The effective tax rate, inclusive of federal and state income tax, for the nine months ended September 30, 2022 was 2.0%, which was below the federal statutory tax rate of 21%, primarily due to the recognition of production tax credits associated with wind production, the effect of the excess deferred tax amortization resulting from the Tax Act, the equity component of allowance for funds used during construction, and the release of our federal valuation allowance in the third quarter of 2022 as a result of the Inflation Reduction Act enacted in August 2022 permitting us to utilize tax attributes that were previously expected to expire, partially offset by the tax on gain from the offshore joint venture restructuring transaction, which is reflected in the first half of 2022.
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
We define adjusted net income as net income adjusted to exclude mark-to-market earnings from changes in the fair value of derivative instruments, costs incurred in connection with the COVID-19 pandemic, costs incurred related to the PNMR Merger and costs incurred in connection with offshore contract provision. We believe adjusted net income is more useful in understanding and evaluating actual and projected financial performance and contribution of Avangrid core lines of business and to more fully compare and explain our results. The most directly comparable U.S. GAAP measure to adjusted net income is net income. We also define adjusted earnings per share, or adjusted EPS, as adjusted net income converted to an earnings per share amount.
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

The following tables provide a reconciliation between Net Income attributable to Avangrid and non-GAAP measures Adjusted Net Income, Adjusted EBITDA and Adjusted EBITDA with Tax Credits by segment for the three and nine months ended September 30, 2023 and 2022, respectively:

	Three Months Ended September 30, 2023				Nine Months Ended September 30, 2023
	Total	Networks	Renewables	Corporate*	Total	Networks	Renewables	Corporate*
	(in millions)				(in millions)
Net Income Attributable to Avangrid, Inc.	$59	$92	$9	$(43)	$389	$364	$127	$(102)
Adjustments:
Mark-to-market earnings – Renewables	23	—	23	—	19	—	19	—
Merger costs	1	—	—	1	2	—	—	2
Offshore contract provision	40	—	40	—	40	—	40	—
Income tax impact of adjustments (1)	(17)	—	(17)	—	(16)	—	(16)	(1)
Adjusted Net Income (2)	$105	$92	$55	$(42)	$434	$364	$170	$(100)

Net (loss) income attributable to noncontrolling interests	(28)	1	(29)	—	(92)	3	(95)	—
Income tax expense (benefit)	9	12	(10)	7	(1)	70	(71)	1
Depreciation and amortization	303	175	123	5	868	524	338	6
Interest expense, net of capitalization	107	76	6	25	301	215	16	70
Other (income) expense	(42)	(45)	(8)	11	(96)	(110)	(13)	27
(Earnings) losses from equity method investments	1	(3)	4	—	(5)	(11)	6	—
Adjusted EBITDA (3)	$455	$308	$141	$6	$1,409	$1,055	$351	$3

Retained PTCs and ITCs	35	—	35	—	125	—	125	—
PTCs allocated to tax equity investors	34	—	34	—	113	—	113	—
Adjusted EBITDA with Tax Credits (3)	$524	$308	$210	$6	$1,647	$1,055	$589	$3

	Three Months Ended September 30, 2022				Nine Months Ended September 30, 2022
	Total	Networks	Renewables	Corporate*	Total	Networks	Renewables	Corporate*
	(in millions)				(in millions)
Net Income Attributable to Avangrid, Inc.	$105	$88	$29	$(13)	$734	$470	$310	$(46)
Adjustments:
Mark-to-market earnings – Renewables	22	—	22	—	17	—	17	—
Impact of COVID-19	—	—	—	—	2	2	—	—
Merger costs	1	—	—	1	3	—	—	3
Income tax impact of adjustments (1)	(6)	—	(6)	—	(6)	—	(4)	(1)
Adjusted Net Income (2)	$122	$89	$45	$(13)	$749	$471	$322	$(44)

Net (loss) income attributable to noncontrolling interests	1	1	—	—	(40)	2	(42)	—
Income tax expense (benefit)	(44)	13	(50)	(7)	20	65	(31)	(15)
Depreciation and amortization	279	166	113	—	811	491	319	1
Interest expense, net of capitalization	76	60	2	14	226	171	8	47
Other (income) expense	(18)	(19)	(3)	4	(38)	(40)	(5)	7
Earnings from equity method investments	(2)	(3)	1	—	(261)	(8)	(253)	—
Adjusted EBITDA (3)	$414	$306	$108	$(1)	$1,467	$1,153	$319	$(4)

Retained PTCs and ITCs	32	—	32	—	123	—	123	—
PTCs allocated to tax equity investors	25	—	25	—	89	—	89	—
Adjusted EBITDA with Tax Credits (3)	$470	$306	$165	$(1)	$1,679	$1,153	$531	$(4)
(1)Income tax impact of adjustments: 2023 - $(6) million and $(5) million from MtM earnings, $(1) and $(1) from merger costs, and $(10) million and $(10)

million from offshore contract provision for the three and nine months ended September 30, 2023, respectively; 2022 - $(6) million and $(4) million from MtM earnings and $0 and $0 from impact of COVID-19 and $0 and $(1) million from merger costs for the three and nine months ended September 30, 2022, respectively.
(2)Adjusted Net Income is a non-GAAP financial measure and is presented after excluding costs incurred in connection with the COVID-19 pandemic, the impact from mark-to-market activities in Renewables, costs incurred related to the PNMR Merger and offshore contract provision.
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
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Adjusted net income
Our adjusted net income decreased by $16 million from $122 million for the three months ended September 30, 2022 to $105 million for the three months ended September 30, 2023. The decrease is primarily due to a $29 million decrease in Corporate mainly driven by higher interest expenses and unfavorable taxes from applying the annual consolidated estimated tax rate, offset by a $10 million increase in Renewables driven primarily by higher wind and solar generation output and favorable thermal and power trading due to higher average prices in the period primarily driven by weather and $3 million increase in Networks driven primarily by rate increases in New York effective December 1, 2020 in the period.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Adjusted net income
Our adjusted net income decreased by $316 million from $749 million for the nine months ended September 30, 2022 to $434 million for the nine months ended September 30, 2023. The decrease is primarily due to a $152 million decrease in Renewables driven by a gain recognized in the same period of 2022 from the offshore joint venture restructuring transaction, a $107 million decrease in Networks driven primarily by higher business costs, uncollectible and personnel expenses in the period, and a $56 million decrease in Corporate mainly driven by higher interest expenses in the period.
The following tables reconcile Net Income attributable to Avangrid to Adjusted Net Income (non-GAAP), and EPS attributable to Avangrid to adjusted EPS (non-GAAP) for the three and nine months ended September 30, 2023 and 2022, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2023	2022	2023	2022
Networks	$92	$88	$364	$470
Renewables	9	29	127	310
Corporate (1)	(43)	(13)	(102)	(46)
Net Income	$59	$105	$389	$734
Adjustments:
Mark-to-market earnings - Renewables (2)	23	22	19	17
Impact of COVID-19 (3)	—	—	—	2
Merger costs (4)	1	1	2	3
Offshore contract provision (5)	40	—	40	—
Income tax impact of adjustments	(17)	(6)	(16)	(6)
Adjusted Net Income (6)	$105	$122	$434	$749

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2023	2022	2023	2022
Networks	$0.24	$0.23	$0.94	$1.21
Renewables	0.02	0.08	0.33	0.80
Corporate (1)	(0.11)	(0.03)	(0.26)	(0.12)
Earnings Per Share	$0.15	$0.27	$1.00	$1.90
Adjustments:
Mark-to-market earnings - Renewables (2)	0.06	0.06	0.05	0.04
Impact of COVID-19 (3)	—	—	—	—
Merger costs (4)	—	—	0.01	0.01
Offshore contract provision (5)	0.10	—	0.10	—
Income tax impact of adjustments	(0.04)	(0.02)	(0.04)	(0.01)
Adjusted Earnings Per Share (6)	$0.27	$0.31	$1.12	$1.94
(1)Includes corporate and other non-regulated entities as well as intersegment eliminations.
(2)Mark-to-market earnings relates to earnings impacts from changes in the fair value of Renewables' derivative instruments associated with electricity and natural gas.
(3)Represents costs incurred in connection with the COVID-19 pandemic, mainly related to bad debt provisions.
(4)Pre-merger costs incurred.
(5)Costs incurred in connection with offshore contract provision.
(6)Adjusted net income and adjusted earnings per share are non-GAAP financial measures and are presented after excluding costs incurred in connection with the COVID-19 pandemic, the impact from mark-to-market activities in Renewables and costs incurred related to the PNMR Merger and offshore contract provision.
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
We and our subsidiaries are required to comply with certain covenants in connection with our respective loan agreements. The covenants are standard and customary in financing agreements, and we and our subsidiaries were in material compliance with such covenants as of and throughout the nine months ended September 30, 2023.
Liquidity Position
We optimize our liquidity within the United States through a series of arms-length intercompany lending arrangements with our subsidiaries and among our regulated utilities to provide for lending of surplus cash to subsidiaries with liquidity needs, subject to the limitation that the regulated utilities may not lend to unregulated affiliates. These arrangements minimize overall short-term funding costs and maximize returns on the temporary cash investments of the subsidiaries. As of September 30, 2023, we have the capacity to borrow up to $3,575 million from the lenders committed to the Avangrid Credit Facility described below.
The following table provides the components of our liquidity position as of September 30, 2023 and December 31, 2022, respectively:

	As of September 30,	As of December 31,
	2023	2022
	(in millions)
Cash and cash equivalents	$75	$69
Avangrid Credit Facility	3,575	3,575
Iberdrola Group Credit Facility	750	500
Less: borrowings	(954)	(397)
Total	$3,446	$3,747

Avangrid Commercial Paper Program
Avangrid has a commercial paper program with a limit of $2 billion that is backstopped by the Avangrid Credit Facility (described below). As of September 30, 2023 and October 25, 2023, there was $954 million and $1,386 million of commercial paper outstanding.
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
As of both September 30, 2023 and October 25, 2023, we had no borrowings outstanding under this credit facility.
Since the Avangrid credit facility is also a backstop to the Avangrid commercial paper program, the total amount available under the facility as of September 30, 2023 and October 25, 2023, was $2,618 million and $2,186 million, respectively.
Iberdrola Group Credit Facility
On June 18, 2023, Avangrid's credit facility with Iberdrola Financiación, S.A.U., a subsidiary of Iberdrola, matured. The facility had a limit of $500 million. On July 19, 2023, we replaced this credit facility with an increased limit of $750 million and maturity date of June 18, 2028. Avangrid pays a quarterly facility fee of 22.5 basis points (rate per annum) on the facility based on Avangrid’s current Moody’s and S&P ratings for senior unsecured long-term debt. As of both September 30, 2023 and October 25, 2023, we had no borrowings outstanding under this credit facility.
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
On August 3, 2023, NYSEG issued $350 million aggregate principal amount of unsecured notes maturing in 2028 at a fixed interest rate of 5.65%.
On August 3, 2023, NYSEG issued $400 million aggregate principal amount of unsecured notes maturing in 2033 at a fixed interest rate of 5.85%.
On October 2, 2023, UI remarketed $65 million aggregate principal amount of unsecured notes maturing in 2033 at a fixed interest rate of 4.50%.

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
We expect to incur approximately $1.1 billion in capital expenditures through the remainder of 2023. This estimate is subject to continuing review and actual capital expenditures may vary significantly. For example, the U.S. Department of Commerce's anti-circumvention petition alleging that solar panels and cells shipped from Vietnam, Thailand, Malaysia and Cambodia could result in higher than expected costs for projects beyond 2023. As a result, the timing and ultimate cost associated with solar panels and cells and related project capital expenditures may vary from our current expectations.
Cash Flows
Our cash flows depend on many factors, including general economic conditions, regulatory decisions, weather, commodity price movements and operating expense and capital spending control.
The following is a summary of the cash flows by activity for the nine months ended September 30, 2023 and 2022, respectively:

	Nine Months Ended
	September 30,
	2023	2022
	(in millions)
Net cash provided by operating activities	$757	$894
Net cash used in investing activities	(2,024)	(2,020)
Net cash provided by (used in) financing activities	1,279	(288)
Net increase (decrease) in cash, cash equivalents and restricted cash	$12	$(1,414)
Operating Activities
The cash from operating activities for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 decreased by $137 million, primarily attributable to a net decrease in current assets and liabilities driven by timing of cash collections and cash disbursements, and higher interest payments during the period.
Investing Activities
For the nine months ended September 30, 2023, net cash used in investing activities was $2,024 million, which was comprised of $2,078 million of capital expenditures and $99 million of capital contributions to the equity method investments, partially offset by $101 million of contributions in aid of construction.
For the nine months ended September 30, 2022, net cash used in investing activities was $2,020 million, which was comprised of $1,940 million of capital expenditures and $168 million of payment for the offshore joint venture restructuring transaction, partially offset by $90 million of contributions in aid of construction.
Financing Activities
For the nine months ended September 30, 2023, financing activities provided $1,279 million in cash reflecting primarily a net increase in non-current debt and current notes payable of $1,729 million, contribution from non-controlling interests of $79 million, offset by distributions to non-controlling interests of $13 million and dividends of $510 million in the period.
For the nine months ended September 30, 2022, financing activities used $288 million in cash reflecting primarily distributions to non-controlling interests of $8 million and dividends of $510 million, offset by a net increase in non-current debt and current notes payable of $93 million and contribution from non-controlling interests of $146 million in the period.
Off-Balance Sheet Arrangements
There have been no material changes in our off-balance sheet arrangements during the nine months ended September 30, 2023 as compared to those reported for the fiscal year ended December 31, 2022 in our Form 10-K.

Contractual Obligations
There have been no material changes in contractual and contingent obligations during the nine months ended September 30, 2023 as compared to those reported for the fiscal year ended December 31, 2022 in our Form 10-K.
Critical Accounting Policies and Estimates
We have prepared the accompanying condensed consolidated financial statements provided herein in accordance with U.S. GAAP. In preparing the accompanying condensed consolidated financial statements, our management has made certain estimates and assumptions that affect the reported amounts of assets, liabilities, stockholders’ equity, revenues and expenses and the disclosures thereof. While we believe that these policies and estimates used are appropriate, actual future events can and often do result in outcomes that can be materially different from these estimates. As of September 30, 2023, the only notable changes to the significant accounting policies described in our Form 10-K for the fiscal year ending December 31, 2022, are with respect to our adoption of the new accounting pronouncements described in the Note 3 of our condensed consolidated financial statements for the nine months ended September 30, 2023.
New Accounting Standards
We review new accounting standards to determine the expected financial effect, if any, that the adoption of each such standard will have. The new accounting pronouncements we have adopted as of January 1, 2023, and reflected in our condensed consolidated financial statements are described in Note 3 of our condensed consolidated financial statements for the nine months ended September 30, 2023.

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
•the impact of a catastrophic or geopolitical event on business and economic conditions;
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our market risk during the nine months ended September 30, 2023, as compared to those reported for the fiscal year ended December 31, 2022 in our Form 10-K.
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
During the quarterly period ended September 30, 2023, no directors or executive officers entered into trading plans intended to comply with Exchange Act Rule 10b5-1 or other non-Rule 10b5-1 trading arrangements.

Item 6. Exhibits
The following documents are included as exhibits to this Form 10-Q:

Exhibit Number	Description

3.1	Avangrid, Inc. Amended and Restated By-Laws (incorporated herein by reference to Annex B to Avangrid’s Proxy Statement filed with the Securities and Exchange Commission on June 6, 2023).

10.1
Offer Letter, dated July 18, 2023, between Justin Lagasse and Avangrid Management Company, LLC (incorporated herein by reference to Exhibit 10.1 to Form 8-K/A filed with the Securities and Exchange Commission on July 21, 2023).

10.2
Amendment No. 2, dated July 17, 2023, to the Revolving Credit Agreement, dated as of November 21, 2021 among Avangrid, Inc., New York State Electric & Gas Corporation, Rochester Gas and Electric Corporation, Central Maine Power Company, The United Illuminating Company, Connecticut Natural Gas Corporation, The Southern Connecticut Gas Company, The Berkshire Gas Company, the several lenders from time to time parties thereto, Mizuho Bank, Ltd., as Administrative Agent, MUFG Bank, LTD., Banco Bilbao Vizcaya Argentaria, S.A. New York Branch and Santander Bank, N.A., as Co-Documentation Agents, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, Banco Bilbao Vizcaya Argentaria, S.A. New York Branch, as Sustainability Agent, and Mizuho Bank, Ltd., BOFA Securities, Inc., JPMorgan Chase Bank, N.A., MUFG Bank, LTD., BBVA Securities Inc., and Santander Bank, N.A., as Joint Lead Arrangers and Joint Bookrunners (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on July 21, 2023).

10.3
Intra-Group Green Loan Agreement, dated July 19, 2023, between Avangrid, Inc. and Iberdrola Financiación, S.A.U. (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed with the Securities and Exchange Commission on July 21, 2023).

10.4
Intra-Group Credit Agreement, dated July 19, 2023, between Avangrid, Inc. and Iberdrola Financiación, S.A.U. (incorporated herein by reference to Exhibit 10.3 to Form 8-K filed with the Securities and Exchange Commission on July 21, 2023).

10.5
Side Letter to Platinum Commitment Letter, dated June 30, 2023, between Avangrid, Inc. and Iberdrola Financiación, S.A.U. (incorporated herein by reference to Exhibit 10.4 to Form 8-K filed with the Securities and Exchange Commission on July 21, 2023).

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

Avangrid, Inc.

Date: October 26, 2023	By:	/s/ Pedro Azagra Blázquez
Pedro Azagra Blázquez
Director and Chief Executive Officer

Date: October 26, 2023	By:	/s/ Patricia C. Cosgel
Patricia C. Cosgel
Senior Vice President - Chief Financial Officer