Form 10-K
period 2023-12-31
Avangrid, Inc.
filed 2024-02-22
CIK 1634997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of the Avangrid, Inc.’s voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold as of the last business day of Avangrid, Inc.’s most recently completed second fiscal quarter (June 30, 2023) was $2,665 million based on a closing sales price of $37.68 per share.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 386,779,949 shares of common stock, par value $0.01, were outstanding as of February 21, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the documents listed below have been incorporated by reference into the indicated parts of this report, as specified in the responses to the item numbers involved.
Designated portions of the Proxy Statement relating to the 2024 Annual Meeting of the Shareholders are incorporated by reference into Part III to the extent described therein.

i

GLOSSARY OF TERMS AND ABBREVIATIONS
Unless the context indicates otherwise, references in this Annual Report on Form 10-K to “Avangrid,” the “Company,” “we,” “our,” and “us” refer to Avangrid, Inc. and its consolidated subsidiaries.

2020 Joint Proposal	Joint proposal of NYSEG and RG&E and certain other signatory parties approved by the NYPSC on November 19, 2020, for a three-year rate plan for electric and gas service commencing December 1, 2020.
2023 Joint Proposal	Joint proposal of NYSEG and RG&E and certain other signatory parties approved by the NYPSC on October 12, 2023, for a three-year rate plan for electric and gas service with effective date November 1, 2023.
Adjusted Daily Compounded SOFR	The rate per annum equal to (a) the Daily Compounded SOFR for such U.S. Government Securities Business Day and (b) the SOFR adjustment; provided that if Adjusted Daily Compounded SOFR as so determined shall ever be less than the Floor, then Adjusted Daily Compounded SOFR shall be deemed the Floor.
Adjusted Term SOFR	The rate per annum equal to (a) Term SOFR for such calculation plus (b) the SOFR adjustment; provided that if Adjusted Term SOFR as so determined shall ever be less than the Floor, then Adjusted Term SOFR shall be deemed to be the Floor.
AFUDC	Allowance for funds used during construction
AMI	Automated Metering Infrastructure
AOCI	Accumulated other comprehensive income
ARAM	Average Rate Assumption Method
ARHI	Avangrid Renewables Holdings, Inc.
ARP	Alternative Revenue Programs
ASC	Accounting Standards Codification
Army Corps	U.S. Army Corps of Engineers
ARO	Asset retirement obligation
Avangrid	Avangrid, Inc.
Bcf	One billion cubic feet
BGC	The Berkshire Gas Company
BGEPA	Bald and Golden Eagle Protection Act
BLM	U.S. Bureau of Land Management
BOEM	U.S. Bureau of Ocean Energy Management
CAPM	Capital-asset pricing model
CAMT	Corporate Alternative Minimum Tax
CfDs	Contracts for Differences
CBP	U.S. Customs and Border Protection
CFTC	Commodity Futures Trading Commission
CFIUS	Committee on Foreign Investment in the United States
CL&P	The Connecticut Light and Power Company
CLCPA	Climate Leadership and Community Protection Act
CMP	Central Maine Power Company
CNG	Connecticut Natural Gas Corporation
CPCN	Certificate of Public Convenience and Necessity
CSC	Connecticut Siting Council
DCF	Discounted cash flow
DEEP	Connecticut Department of Energy and Environmental Protection
DE&I	Diversity, Equity and Inclusion
DEQ	Oregon Department of Environmental Quality
DER	Distributed energy resources
DIMP	Distribution Integrity Management Program
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DOC	Department of Commerce

DOE	Department of Energy
DOER	Massachusetts Department of Energy Resources
DOJ	Department of Justice
DPA	Deferred Payment Arrangements
DPU	Massachusetts Department of Public Utilities
DSIP	Distributed System Implementation Plan
DTh	Dekatherm
EAM	Earnings adjustment mechanism
EDC	Massachusetts electric distribution companies
English Station	Former generation site on the Mill River in New Haven, Connecticut
EPA	Environmental Protection Agency
EPAct 2005	Energy Policy Act of 2005
ERCOT	Electric Reliability Council of Texas
ESA	Endangered Species Act
ESC	Energy Smart Community
ESM	Earnings sharing mechanism
Evergreen Power	Evergreen Power, LLC
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCC	Federal Communications Commission
FERC	Federal Energy Regulatory Commission
FirstEnergy	FirstEnergy Corp.
FPA	Federal Power Act
GE	General Electric
GenConn	GenConn Energy LLC
GenConn Devon	GenConn’s peaking generating plant in Devon, Connecticut
GenConn Middletown	GenConn’s peaking generating plant in Middletown, Connecticut
HLBV	Hypothetical Liquidation at Book Value
HQUS	H.Q. Energy Services (U.S) Inc.
HSR	Hart-Scott-Rodino Antitrust Improvements Act of 1976
Iberdrola	Iberdrola, S.A.
Iberdrola Group	The group of companies controlled by Iberdrola, S.A.
Installed capacity	The production capacity of a power plant or wind farm based either on its rated (nameplate) capacity or actual capacity
IRA	Inflation Reduction Act
IRS	Internal Revenue Service
ISO	Independent system operator
ISO-NE	ISO New England, Inc.
ITC	Investment Tax Credit
Klamath Plant	The Klamath gas-fired cogeneration facility located in the city of Klamath, Oregon
kV	Kilovolts
kWh	Kilowatt-hour
LDC	Local distribution company
LIBOR	London Interbank Offer Rate
LNG	Liquefied natural gas
LUPC	Maine Land Use Planning Commission
MBTA	Migratory Bird Treaty Act

MBEP	Maine Board of Environmental Protection
MDEP	Maine Department of Environmental Protection
MEPCO	Maine Electric Power Corporation
Merger
The merger of PNMR with and into Merger Sub on the terms and subject to the conditions set forth in the Merger Agreement, with PNMR continuing as the surviving corporation and as a wholly-owned subsidiary of Avangrid.

Merger Agreement	Agreement and Plan of Merger, dated as of October 20, 2020 and as amended and modified as of June 19, 2023 among Avangrid, PNMR and Merger Sub.
Merger Sub	NM Green Holdings, Inc., a New Mexico corporation and wholly-owned subsidiary of Avangrid.
MGP	Manufactured gas plants
MHI	Mitsubishi Heavy Industries
MISO	Midcontinent Independent System Operator
MNG	Maine Natural Gas Corporation
MPUC	Maine Public Utility Commission
MtM	Mark-to-market
MW	Megawatts
MWh	Megawatt-hours
NAV	Net asset value
NECEC	New England Clean Energy Connect
NEPA	National Environmental Policy Act
NERC	North American Electric Reliability Corporation
NETOs	New England Transmission Owners
Networks	Avangrid Networks, Inc.
New York TransCo	New York TransCo, LLC.
NGA	Natural Gas Act of 1938
NMPRC	New Mexico Public Regulation Commission
NOL	Net operating loss
Non-GAAP	Financial measures that are not prepared in accordance with U.S. GAAP, including adjusted net income, adjusted earnings per share, adjusted EBITDA and adjusted EBITDA with tax credits.
NRC	Nuclear Regulatory Commission
NYISO	New York Independent System Operator, Inc.
NYPA	New York Power Authority
NYPSC	New York State Public Service Commission
NYSE	New York Stock Exchange
NYSEG	New York State Electric & Gas Corporation
NYSERDA	New York State Energy Research and Development Authority
OATT	Open Access Transmission Tariff
OCI	Other comprehensive income
OSHA	Occupational Safety and Health Act, as amended
PA	Connecticut Public Act
PBR	Performance-Based Regulation
PCB	Polychlorinated Biphenyls
PJM	PJM Interconnection, L.L.C.
PNMR	PNM Resources, Inc.
PPA	Power purchase agreement
PTC	Production tax credit
PUCT	Public Utility Commission of Texas
PUHCA 2005	Public Utility Holding Company Act of 2005
PURA	Connecticut Public Utilities Regulatory Authority

RAM	Rate Adjustment Mechanism
RCRA	Resource Conservation and Recovery Act
RDM	Revenue decoupling mechanism
REC	Renewable Energy Certificate
Renewables	Avangrid Renewables, LLC
REV	Reforming the Energy Vision
RFP	Request for Proposals
RG&E	Rochester Gas and Electric Corporation
ROE	Return on equity
ROU	Right-of-use
RPS	Renewable Portfolio Standards
RSG	Reverse South Georgia
RTO	Regional transmission organization
SCG	The Southern Connecticut Gas Company
SEC	United States Securities and Exchange Commission
Side Letter	A side letter agreement dated as of April 15, 2021 and as amended and modified as of July 19, 2023 between Avangrid and Iberdrola concerning items
SOFR	Secured Overnight Financing Rate
SOX	Sarbanes-Oxley Act
Tax Act	Tax Cuts and Jobs Act of 2017 enacted by the U.S. federal government on December 22, 2017
TEF	Tax equity financing arrangements
TSA	Transmission Service Agreement
UFLPA	Uyghur Forced Labor Prevention Act
UI	The United Illuminating Company
UIL	UIL Holdings Corporation
U.S. GAAP	Generally accepted accounting principles for financial reporting in the United States.
VaR	Value-at-risk
VIEs	Variable interest entities
VW	Vineyard Wind LLC and its subsidiaries
WECC	Western Electricity Coordinating Council

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
•efforts to maintain a responsive sustainability program;
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
•strikes, work stoppages or an inability to negotiate future collective bargaining agreements on commercially reasonable terms;
•technological developments;
•geopolitical instability could exacerbate existing risk factors;
•the future financial performance, anticipated liquidity and capital expenditures;
•weather conditions are unfavorable or below production forecasts;
•customary business and market related risks including warranty limitation and expiration as well as PPA expiration or early termination;
•impact of Iberdrola’s influence over stock as well as the future sale of issuance of common stock by Iberdrola;
•the “controlled company” exemption to the corporate governance rules for NYSE-listed companies could make shares of our common stock less attractive to some investors or otherwise harm our stock price;
•our dividend policy is subject to the discretion of our board of directors and may be limited by our debt agreements and limitations under New York law;
•ability to meet our financial obligations and to pay dividends on our common stock if our subsidiaries are unable to pay dividends or repay loans from us;
•the ability to maintain effective internal control over financial reporting;
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
Avangrid has approximately $44 billion in assets and operations in 24 states concentrated in our two primary lines of business - Avangrid Networks and Avangrid Renewables. Avangrid Networks owns eight electric and natural gas utilities, serving approximately 3.3 million customers in New York and New England. Avangrid Renewables owns and operates 9.3 gigawatts of electricity capacity, primarily through wind and solar power, with a presence in 22 states across the United States. Avangrid supports the achievement of the Sustainable Development Goals approved by the member states of the United Nations, was named among the World’s Most Ethical companies in 2023 for the fifth consecutive year by the Ethisphere Institute, included as a member of the 2023 Bloomberg Gender-Equality Index, and recognized by Just Capital as one of the 2024 Just 100, an annual ranking of the most just U.S. public companies for the fourth time. Avangrid employs approximately 8,000 people. Iberdrola S.A., or Iberdrola, a corporation (sociedad anónima) organized under the laws of the Kingdom of Spain, a worldwide leader in the energy industry, directly owns 81.6% of the outstanding shares of Avangrid common stock. Avangrid's primary businesses are described below.
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
Through Networks, we own electric distribution, transmission and generation companies and natural gas distribution, transportation and sales companies in New York, Maine, Connecticut and Massachusetts, delivering electricity to approximately 2.3 million electric utility customers and delivering natural gas to approximately 1.0 million natural gas utility customers as of December 31, 2023. The interstate transmission and wholesale sale of electricity by these regulated utilities is regulated by the Federal Energy Regulatory Commission, or FERC, under the Federal Power Act, or FPA, including with respect to transmission rates. Further, Networks’ electric and gas distribution utilities in New York, Maine, Connecticut and Massachusetts are subject to regulation by the New York State Public Service Commission, or NYPSC; the Maine Public Utilities Commission, or MPUC; the Connecticut Public Utilities Regulatory Authority, or PURA; and the Massachusetts Department of Public Utilities, or DPU, respectively. Networks strives to be a leader in safety, reliability and quality of service to its utility customers.
Through Renewables, we have a combined wind, solar and thermal installed capacity of 9,338 megawatts, or MW, as of December 31, 2023, including Renewables’ share of joint projects, of which 8,045 MW was installed onshore wind capacity and 39 MW of offshore wind capacity. Renewables targets to contract or hedge above 80% of its capacity under long-term power purchase agreements, or PPAs, and hedges to limit market volatility. As of December 31, 2023, approximately 78% of the capacity was contracted with PPAs, for an average period of approximately 9 years, and an additional 11% of production was hedged. Avangrid is one of the three largest wind operators in the United States based on installed capacity as of December 31, 2023 and strives to lead the transformation of the U.S. energy industry to a sustainable, competitive, clean energy future. As of December 31, 2023, Renewables installed capacity includes 68 onshore wind farms and six solar facilities operational in 21 states across the United States.
Terminated Merger with PNMR
On October 20, 2020, Avangrid, PNM Resources, Inc., a New Mexico corporation, or PNMR, and NM Green Holdings, Inc., a New Mexico corporation and wholly-owned subsidiary of Avangrid, or Merger Sub, entered into an Agreement and Plan of Merger (as amended by the Amendment to Merger Agreement dated January 3, 2022, Amendment No. 2 to the Merger Agreement dated April 12, 2023 and Amendment No. 3 to the Merger Agreement dated June 19, 2023), or Merger Agreement, pursuant to which Merger Sub was expected to merge with and into PNMR, with PNMR surviving the Merger as a direct wholly-owned subsidiary of Avangrid, or the Merger for approximately $4.3 billion in aggregate consideration.
On December 31, 2023, Avangrid sent a notice to PNMR terminating the Merger Agreement. The Merger had been conditioned, among other things, upon the receipt of certain required regulatory approvals, including the approval of the New Mexico Public Regulation Commission or NMPRC, and provided that the Merger Agreement may be terminated by either Avangrid or PNMR if the closing of the Merger shall not have occurred by 5:00 PM New York City Time on December 31, 2023, or the End Date. Because the required approval of the NMPRC was not received by the End Date and the conditions to the closing of the Merger were not satisfied by the End Date, Avangrid exercised its right to terminate the Merger Agreement. No termination penalties were incurred by either party in connection with the termination of the Merger Agreement.
In light of the termination of the Merger Agreement, on January 8, 2024, Avangrid filed a motion to withdraw from the appeal it and PNMR’s subsidiary, Public Service Company of New Mexico (PNM), had filed with the New Mexico Supreme Court relating to the NMPRC order. For additional information, see Note 1 to our consolidated financial statements contained in this Annual Report on Form 10-K.
Further information regarding the amount of revenues from external customers, including revenues disaggregated by products and services, and a measure of profit or loss and total assets for each segment for each of the last three fiscal years is provided in Note 4 and 24 to our consolidated financial statements contained in this Annual Report on Form 10-K.
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report for further details.
History
We were incorporated in 1997 as a New York corporation named Energy East Corporation. In 2008, Iberdrola acquired Energy East Corporation and we changed our name to Iberdrola USA, Inc. In 2013, we completed an internal corporate reorganization to create a unified corporate presence for Iberdrola in the United States, bringing all of its U.S. energy companies under Iberdrola USA, Inc. The internal reorganization resulted in the concentration of our principal businesses in two major subsidiaries: Networks, which holds all of our regulated utilities; and Renewables, which holds our renewable and thermal generation businesses.
On December 16, 2015, we completed the acquisition of UIL Holdings Corporation, or UIL, and changed our name to Avangrid, Inc. Immediately following the completion of the acquisition, former UIL shareowners owned 18.5% of the outstanding shares of common stock of Avangrid, and Iberdrola owned the remaining shares.

Networks
Overview
Networks, a Maine corporation, holds our regulated utility businesses, including electric distribution, transmission and generation and natural gas distribution, transportation and sales. Networks serves as a super-regional energy services and delivery company through the eight regulated utilities it owns indirectly:
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
The following table sets forth certain information relating to the rate base, number of customers and the amount of electricity or natural gas provided by each of Networks’ regulated utilities as of and for the year ended December 31, 2023:

Utility	Rate Base(1) (in billions)	Electricity Customers	Electricity Delivered (in MWh)	Natural Gas Customers	Natural Gas Delivered (in DTh)
NYSEG	$4.5	919,650	15,328,774	271,976	52,445,058
RG&E	$3.0	391,634	6,875,800	324,793	54,434,921
CMP	$2.8	664,260	8,716,845	—	—
MNG	$0.1	—	—	6,136	2,096,184
UI	$2.0	344,976	4,748,336	—	—
SCG	$0.7	—	—	208,601	34,292,687
CNG	$0.6	—	—	187,790	32,677,005
BGC	$0.2	—	—	40,644	9,893,159
Total	$13.9	2,320,520	35,669,755	1,039,940	185,839,014
(1)“Rate base” means the net assets upon which a utility can receive a specified return, based on the carrying value of such assets. The rate base is set by the relevant regulatory authority and typically represents the value of specified property, such as plants, facilities and other investments of the utility. These rate base values have been calculated using the best estimates as of December 31, 2023.
During the last five years, Networks has invested $9.9 billion enhancing its delivery network with greater capacity and improved reliability, environmental security and sustainability, efficiency and automation. Networks continuously improves its grid to accommodate new requirements for advanced metering, demand response and enhanced outage management, while improving its flexibility for the integration and management of distributed energy resources, or DER.
New York
In 2023, the nine hydroelectric plants owned and operated by NYSEG and RG&E generated approximately 233,300 megawatt-hours, or MWh of clean hydropower, which is enough energy to power approximately 32,400 homes across New York State, assuming an average electricity consumption of 600 kilowatt-hours, or kWh, per month per customer. See “—Properties—Networks” for more information regarding Networks’ electric generation plants.
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
In 2018, the New England Clean Energy Connect, or NECEC, transmission project, proposed in a joint bid by CMP and Hydro-Québec, was selected by the Massachusetts electric distribution utilities (EDCs) and the DOER in the Commonwealth of Massachusetts’s 83D clean energy Request for Proposal. The NECEC transmission project includes a 145-mile transmission line linking the electrical grids in Québec, Canada and New England and will add 1,200 MW of transmission capacity to supply Maine and the rest of New England with power from reliable hydroelectric generation. As of December 31, 2023, we have capitalized approximately $807 million on the NECEC project, which includes capitalized interest costs and other additional payments related to the project along with construction costs. The project has total estimated construction costs of approximately $1.5 billion. For further discussion of the NECEC project, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.
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
Rate Base
The below rate base values were calculated using the best estimates as of December 31, 2023, 2022 and 2021. The rate base of Networks’ regulated utilities, excluding utilities accounted for under the equity method, for the years indicated below were as follows:

Rate base	2023	2022	2021
	(in millions)
NYSEG Electric	$3,715	$3,181	$2,776
NYSEG Gas	789	726	715
RG&E Electric	2,319	2,082	1,911
RG&E Gas	682	597	553
Subtotal New York	7,505	6,586	5,955
CMP Dist	1,274	1,120	1,014
CMP Trans	1,539	1,520	1,493
MNG	83	82	87
Subtotal Maine	2,896	2,722	2,594
UI Dist	1,256	1,253	1,240
UI Trans	776	730	699
SCG	738	673	602
CNG	592	559	515
Subtotal Connecticut	3,362	3,215	3,056
BGC	161	135	128
Total	$13,924	$12,658	$11,733
Renewables
The Renewables business, based in Portland, Oregon and Boston, Massachusetts, is engaged primarily in the design, development, construction, management and operation of generation plants that produce electricity using renewable resources and, with more than 70 renewable energy projects, is one of the leaders in renewable energy production in the United States based on installed capacity. Renewables’ primary business is onshore wind energy generation, which represented approximately 95% of Renewables’ combined installed capacity as of December 31, 2023. For the year ended December 31, 2023, Renewables produced 19,020,041 MWh of energy through wind power generation. Renewables had a pipeline of 25,704 MW (19,625 MW - onshore and 6,079 MW - offshore) of future renewable energy projects in various stages of development as of December 31, 2023. In addition to its wind assets, Renewables had eight solar photovoltaic facilities with an installed capacity of 618 MW as of December 31, 2023, out of which six facilities were operational with an installed capacity of 529 MW. The solar photovoltaic facilities produced over 833,186 MWh of renewable energy for the year ended December 31, 2023. Solar accounted for 4.0% of the total renewable energy generation from Renewables in 2023.
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
Prior to a restructuring transaction that closed on January 10, 2022 (Restructuring Transaction), Vineyard Wind, LLC (Vineyard Wind) held acquired easements from the U.S. Bureau of Ocean Energy Management (BOEM) containing the rights to develop offshore wind generation. Vineyard Wind acquired two lease areas, Lease Area 501 which contained 166,886 acres and Lease Area 522 which contained 132,370 acres, both located southeast of Martha’s Vineyard. Lease Area 501 was subdivided in 2021, creating Lease Area 534. On September 15, 2021, Vineyard Wind closed on construction financing for the Vineyard Wind 1 project. Among other items, the Vineyard Wind 1 project was transferred into a separate joint venture, Vineyard Wind 1. Following the Restructuring Transaction, Vineyard Wind 1 remained a 50-50 joint venture and kept the rights to develop Lease Area 501, and Vineyard Wind was effectively dissolved where Renewables received rights to the Lease Area 534 and CIP received rights to Lease Area 522 as liquidating distributions. In contemplation of the liquidating distributions, Renewables also made an incremental payment of approximately $168 million to CIP. Refer to Note 22 to our consolidated financial statements contained in this Annual Report on Form 10-K.
Vineyard Wind 1 is currently constructing the Vineyard Wind 1 project, an 806 MW utility-scale offshore wind project in Lease Area 501. The Vineyard Wind 1 project is expected to generate an amount of clean energy equivalent to that used by over 400,000 households and businesses in Massachusetts and reduce carbon emissions by over 1.6 million tons per year. The project has 20-year PPAs with the electric distribution companies, or EDCs, in Massachusetts with an average price of $88.77/MWh, which represents a price for 50% of the project that starts at $65/MWh and escalates 2.5% annually, and a price for the other 50% of the project that starts at $74/MWh and escalates 2.5% annually. On January 2, 2024, Vineyard Wind 1 delivered first power to the electric grid in Massachusetts.
In December 2021, the Commonwealth Wind project, which was to be located on Lease Area 534 was selected as part of Massachusetts’ third offshore wind competitive procurement process. In April 2022, Commonwealth Wind signed 1200 MW of PPAs with the Massachusetts EDCs, which were filed with, and approved by the DPU. Following motions filed with the DPU with respect to the suspension of the proceeding to review the PPAs and termination of the PPAs and appeal to the Supreme Judicial Court of Massachusetts of the DPU's approval, on July 13, 2023, each of the EDCs filed with the DPU a first amendment, termination agreement and release agreed with Commonwealth Wind, providing for an orderly termination of the PPAs, withdrawal or dismissal of Commonwealth Wind’s appeal, and payment by Commonwealth Wind of a $48 million termination payment to the EDCs, an amount equal to the development period security provided for in the PPAs. The DPU approved the termination agreements on August 2, 2023 and Commonwealth Wind filed for a dismissal of its appeal of the DPU’s approval order.
Renewables had been developing the Park City Wind project, an 804 MW project located on Lease Area 534, that was intended to deliver clean, reliable energy to the residents of Connecticut through contracts with the EDCs in Connecticut. The project had 20-year PPAs with the EDCs in Connecticut, including UI. On October 2, 2023, following discussions with the Connecticut EDCs, Park City Wind entered into a first amendment, termination agreement and release with each of the Connecticut EDCs, providing for an orderly termination of the Park City Wind PPAs and payment by Park City Wind of an approximately $16 million termination payment to the EDCs, an amount equal to the development period security provided for in the PPAs. On October 13, 2023, PURA approved the termination agreements.
Typically, Renewables enters into long-term lease agreements with property owners who lease their property and other sites for onshore renewable energy projects, and with federal agencies for offshore renewables energy projects. Electricity generated at a solar or wind project is then transmitted to customers through long-term agreements with purchasers. There are a limited number of wind turbine suppliers in the market. Renewables’ largest turbine suppliers, Siemens-Gamesa and GE Wind, in the aggregate supplied turbines that accounted for 69% of Renewables’ installed wind capacity as of December 31, 2023. Iberdrola had an 8.1% ownership interest in Siemens-Gamesa until it was sold in February 2020.
To monetize the tax benefits resulting from tax credits, or PTCs and ITCs, and accelerated tax depreciation available to qualifying wind and solar energy projects, Renewables has entered into “tax equity” financing structures with third party investors for a portion of its wind and solar farms. Renewables holds operating wind and solar farms under these structures through limited liability companies jointly owned by one or more third party investors. These investors generally provide an up-front investment and, in some cases, payments over time for their membership interests in the financing structures. In return, the investors receive specified cash distribution allocations and substantially all of the tax benefits generated by the wind and solar farms, until such benefits achieve a negotiated return on their investment. Upon attainment of this target return, the sharing of the cash flows and tax benefits flip, with Renewables receiving substantially all of these amounts thereafter. We also have an option to repurchase the investor’s interest within a certain timeframe after the target return is met. Renewables maintains operational and management control over the wind and solar farm businesses, subject to investor approval of certain major decisions. See “—Properties—Renewables” for more information regarding Renewables’ power generation properties.
Renewables owns two thermal generation facilities located in Klamath Falls, Oregon with 636MW of nameplate capacity as of December 31, 2023. The 536MW Combined Cycle Cogeneration Plant creates energy from both natural gas and steam (waste heat) produced from its gas turbines. The 100MW plant is a simple cycle, peaking plant that provides flexibility in terms of quick ramp time. Both facilities are utilized to support Renewable’s Balancing Authority in addition to providing customers with capacity in peak demand periods.
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
Pursuant to a series of orders involving the ROE for regionally planned New England electric transmission projects, the FERC established a base-level transmission ROE of 11.14%, and provided a 50-basis point ROE adder on Pool Transmission Facilities for participation in the regional transmission organization, or RTO, for New England and a 100-basis point ROE incentive for projects included in the ISO-NE Regional System Plan that were completed and on line as of December 31, 2008. Certain other transmission projects received authorization for incentives up to 125 basis points.
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
The FERC has civil penalty authority over violations of any provision of Part II of the FPA, as well as any rule or order issued thereunder. The FERC is authorized to assess a maximum civil penalty of $1.39 million per violation for each day that the violation continues. The FPA also provides for the assessment of criminal fines and imprisonment for violations under Part II of the FPA. Pursuant to the Energy Policy Act of 2005, or EPAct 2005, the North American Electric Reliability Corporation, or NERC, has been certified by the FERC as the Electric Reliability Organization for North America responsible for developing and overseeing the enforcement of electric system reliability standards applicable throughout the United States. FERC-approved reliability standards may be enforced by the FERC independently, or, alternatively, by NERC and the regional reliability organizations with frontline responsibility for auditing, investigating and otherwise ensuring compliance with reliability standards, subject to the FERC oversight.
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
Networks’ regulated distribution utilities deliver electricity and/or natural gas to all customers in their service territory at rates established under cost of service regulation. Under this regulatory structure, Networks’ regulated distribution utilities file rate cases to recover the cost of providing distribution service to their customers based on their costs and earn a return on their capital investment in utility assets. For more information on our regulated utilities’ most recent rate cases and other regulatory matters see Note 5 of our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K, which information is incorporated herein by reference.
In New York, Maine, Connecticut and Massachusetts, most of Networks’ distribution utilities’ customers have the opportunity to purchase their electricity or natural gas from third-party energy supply vendors. Most customers in New York, however, continue to purchase such supplies through the distribution utilities under regulated energy rates and tariffs. In Maine, CMP customers can also purchase electric supply from competitive providers, but the majority receive baseline standard offer service that is subject to and the result of a MPUC procurement process. Networks’ regulated utilities in New York, Connecticut and Massachusetts and MNG purchase electricity or natural gas from unaffiliated wholesale suppliers and recover the actual approved costs of these supplies on a pass-through basis, as well as certain costs associated with industry restructuring, through reconciling rate mechanisms that are periodically adjusted.
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
Environmental, Health and Safety
Permitting and Other Regulatory Requirements
Networks. Networks’ distribution utilities in New York, Maine, Connecticut and Massachusetts are subject to numerous federal, state and local laws and regulations in connection with the environmental, health and safety effects of their operations. The distribution utilities of Networks are subject to regulation by the applicable state public utility commission with respect to the siting and approval of electric transmission lines, with the exception of UI, the siting of whose transmission lines is subject to the jurisdiction of the CSC and with respect to pipeline safety regulations for intrastate gas pipeline operators.
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
In addition to permits required under state and local laws, Renewables’ projects may be subject to permitting and other regulatory requirements under federal law. For example, if an offshore wind project is sited in federal waters (beyond the three nautical mile state jurisdictional line), the project will require approval from the Department of Interior’s Bureau of Ocean Energy Management, or BOEM as well as other federal cooperating agencies such as the National Oceanic and Atmospheric Administration’s National Marine Fisheries Service, the U.S. Army Corps of Engineers, or Army Corps, the Federal Aviation Administration, the Department of Defense, the U.S. Environmental Protection Agency and the U.S. Coast Guard. If an onshore project is located near wetlands, a permit may be required from the Army Corps, with respect to the discharge of dredged or fill material into the waters of the United States. The Army Corps may also require the mitigation of any loss of wetland functions and values that accompanies the project’s activities. Renewables may be required to obtain permits under the federal Clean Water Act for water discharges, such as storm water runoff associated with construction activities, and to follow a variety of best management practices to ensure that water quality is protected and impacts are minimized. Renewables’ projects also may be located, or partially located, on lands administered by the U.S. Bureau of Land Management, or BLM. Therefore, Renewables may be required to obtain and maintain BLM right-of-way grants for access to, or operations on, such lands. To obtain and maintain a grant, there must be environmental reviews conducted, a plan of development implemented and a demonstration that there has been compliance with the plan to protect the environment, including measures to protect biological, archeological and cultural resources encountered on the grant.
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
Global Climate Change and Greenhouse Gas Emission Issues
Global climate change and greenhouse gas emission, or GHG, issues continue to receive an increased focus from state governments and the federal government. In November 2010, the EPA published final rules for monitoring and reporting requirements for petroleum and natural gas systems that emit greenhouse gases under the authority of the Clean Air Act beginning in 2011. These regulations apply to facilities that emit greenhouse gases above the threshold level of 25,000 metric tons equivalent per year. SCG and CNG both exceed this threshold and are subject to reporting requirements. The liquefied natural gas, or LNG, facilities owned and/or contracted by SCG and CNG are also subject to the monitoring and reporting requirements under the regulations. Similarly, Networks is subject to reporting requirements under provisions of the greenhouse gases regulations, which regulate electric transmission and distribution equipment that emit sulfur hexafluoride. In October 2023, California enacted landmark climate disclosure and financial reporting legislation, the Climate Corporate Data Accountability Act, which will require certain public and private companies doing business in California to disclose their scope 1, scope 2 and scope 3 greenhouse gas emissions on an annual basis beginning in 2026, with respect to Scope 3, in 2027.

In June 2019, the New York State legislature passed a new law titled the Climate Leadership and Community Protection Act, or CLCPA, which could have significant impacts on the operations of electric and gas utilities in New York. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report for additional information about CLCPA.
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
In August 2016, a partial consent order was issued by the Connecticut Department of Energy and Environmental Protection, or DEEP, related to the investigation and remediation of the English Station site. The consent order requires UI to investigate and remediate certain environmental conditions within the perimeter of the English Station site. Under the consent order, to the extent that the cost of this investigation and remediation is less than $30 million, UI is required to remit to the State of Connecticut the difference between such cost and $30 million to be applied to a public purpose as determined in the discretion of the Governor of the State of Connecticut, the Attorney General of the State of Connecticut and the Commissioner of DEEP. However, UI is obligated to comply with the consent order even if the cost of such compliance exceeds $30 million. UI continues its activities to investigate and remediate the environmental conditions at the site. In 2023 and 2024, DEEP sent UI a series of letters requesting details on remediation plans and security, which UI has responded to. On January 25, 2024, DEEP issued a notice of declaratory ruling to determine the “high occupancy standard” necessary “to abate on-site pollution and impacts for industrial/commercial use of the Site…inside the buildings” as referenced in section (B)(1)(e)(4) of the Partial Consent Order. On January 29, 2024, DEEP served UI with a Summons and Complaint seeking injunctive relief and enforcement of the consent order from the Connecticut Superior Court. We cannot predict the outcome of this matter. For additional information, see Note 14 to our consolidated financial statements contained in this Annual Report on Form 10-K.
Environmental Management and Goals
In connection with our environmental, social, governance and financial stewardship strategy, we have established several environmental goals including a target to be carbon neutral for Scopes 1 and 2, as defined by the U.S. Environmental Protection Agency, by 2030. The Avangrid Board has adopted a governance and sustainability system reflecting our environmental, social, governance and financial stewardship strategy including, without limitation, a Climate Action Policy that explicitly sets forth our Scope 1 and Scope 2 targets. Further, we have defined a set of goals to reduce the environmental impact of our facilities including that 100% of our corporate facilities will have renewable electricity by 2030, 100% of our light duty fleet will be clean energy vehicles by 2030 and an increase in our emission free generation capacity by 190% by 2030.
Customers
Networks delivers natural gas and electricity to residential, commercial and institutional customers through its regulated utilities in New York, Maine, Connecticut and Massachusetts. Networks’ customer payment terms are regulated by the state of

New York, with respect to NYSEG and RG&E; Maine, with respect to CMP and MNG; Connecticut, with respect to UI, SCG and CNG; and Massachusetts, with respect to BGC, and each of the regulated utilities must provide payment arrangements to customers for past due balances. See “—Networks” for more information relating to the customers of Networks.
Renewables sells the majority of its energy output to large investor-owned utilities, public utilities and other credit-worthy entities. Additionally, Renewables generates and provides power, among other services, to federal and state agencies, institutional retail and joint action agencies. Offtakers typically purchase renewable energy from Renewables through long-term PPAs, allowing Renewables to limit its exposure to market volatility. As of December 31, 2023, approximately 78% of the capacity was contracted with PPAs, for an average period of approximately 9 years, and an additional 11% of production was hedged. Renewables also delivers thermal output to wholesale customers in the Western United States.
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
Renewables has competitive advantages, including a robust development pipeline, a management team with extensive experience, strong relationships with suppliers and clients, expert regulatory knowledge and brand awareness. However, Renewables faces competition throughout the life cycles of its renewable energy facilities, including during the development phase, in the identification and procurement of suitable sites with high wind resource availability, grid connection capacity and land or offshore lease availability. Renewables also competes with other suppliers in securing long-term renewable energy PPAs with power purchasers and participates in competitive bilateral and organized energy markets with other energy sources for power that is not sold under PPAs. Competitive conditions may be substantially affected by various forms of energy legislation and regulation considered from time to time by federal, state and local legislatures and administrative agencies.
Properties
Networks
The following table sets forth certain information relating to Networks’ electricity generation facilities and their respective locations, type and installed capacity as of December 31, 2023. Unless noted otherwise, Networks owns each of these facilities and all our generating properties are regulated under cost of service regulation.

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

The following table sets forth certain operating data relating to the electricity transmission and distribution activities of each of Networks’ regulated utilities as of December 31, 2023:

Utility	State	Substations	Transmission Lines (in miles)	Overhead Distribution Lines (in pole miles)	Underground Lines (in miles)	Total Distribution (in miles)
NYSEG	New York	430	4,548	39,725	3,589	43,314
RG&E	New York	156	1,117	8,797	3,324	12,120
CMP	Maine	205	2,912	29,507	3,526	33,033
UI	Connecticut	28	138	8,323	1,314	9,637
Total		819	8,715	86,352	11,753	98,105
The following table sets forth certain operating data relating to the natural gas transmission and distribution activities of each of Networks’ regulated utilities, as of December 31, 2023:

Utility	State	Transmission Pipeline (in miles)	Distribution Pipeline (in miles)
NYSEG	New York	20	8,527
RG&E	New York	99	8,449
MNG	Maine	2	324
SCG	Connecticut	—	4,242
CNG	Connecticut	—	3,871
BGC	Massachusetts	—	1,139
Total		121	26,552
CNG owns and operates a LNG plant which can store up to 1.2 Bcf of natural gas and can vaporize up to 90,000 Dth per day of LNG to meet peak demand. SCG has contract rights to and operates a similar plant, which is owned by an affiliate that can also store up to 1.2 Bcf of natural gas. SCG’s LNG facilities can vaporize up to 82,000 Dth per day of LNG to meet peak demand. SCG and CNG have also contracted for 20.6 Bcf of storage with a maximum peak day delivery capability of 216,000 Dth per day.
Renewables
The following table sets forth Renewables’ portfolio of wind projects as of December 31, 2023. Unless noted otherwise, Renewables wholly owns each of these facilities.

Location	Wind Project	Turbines	Total Installed Capacity (MW)	Commercial Operation Date	North American Electric Reliability Corporation (NERC) Region
Arizona	Dry Lake I	30 (Suzlon S88, 2.1 MW)	63	2009	WECC
	Poseidon Wind (1)	15.5 (Suzlon, 2.1 MW)	33	2010	WECC
California	Dillon	45 (Mitsubishi, 1 MW)	45	2008	WECC
	Manzana	126 (GE, 1.5 MW)	189	2011	WECC
	Mountain View III	34 (Vestas V47, 0.66 MW)	22	2020	WECC
	Phoenix Wind Power	3 (Vestas, 0.66 MW)	2	1999	WECC
	Shiloh	100 (GE, 1.5 MW)	150	2006	WECC
	Tule	57 (GE, 2.3 MW)	131	2018	WECC
Colorado	Colorado Green	100 (GE, 1.5 SLE RP1.62 MW)	162	2003	WECC
	Twin Buttes	50 (GE, 1.5 MW)	75	2007	WECC
	Twin Buttes II	36 (Gamesa G114, 2.10 MW)	75	2017	WECC
Illinois	Providence Heights	36 (Gamesa G87, 2.0 MW)	72	2008	MRO
	Streator Cayuga Ridge South	150 (Gamesa, 2.0MW)	300	2010	MRO
	Otter Creek	38 (Vestas, 3.8 MW); 4 (Vestas, 3.5 MW)	158	2020	MRO
	Midland Wind	21 (Vestas, 4.3 MW); 4 (Vestas, 3.8 MW)	104	2023	MRO
Iowa	Barton	79 (Gamesa, 2.0 MW)	158	2009	MRO

Location	Wind Project	Turbines	Total Installed Capacity (MW)	Commercial Operation Date	North American Electric Reliability Corporation (NERC) Region
	Flying Cloud	29 (GE, 1.5 MW)	44	2003	MRO
	New Harvest	50 (Gamesa G87, 2.0W)	100	2012	MRO
	Top of Iowa II	40 (Gamesa G87, 2.0 MW)	80	2007	MRO
	Winnebago I	10 (Gamesa G87, 2.0 MW)	20	2008	MRO
Kansas	Elk River	100 (GE, 1.5 MW)	150	2005	MRO
Massachusetts	Hoosac	19 (GE, 1.5 MW)	29	2012	NPCC
Minnesota	Elm Creek	66 (GE, 1.5 MW)	99	2008	MRO
	Elm Creek II	62 (Mitsubishi, 2.4)	149	2010	MRO
	MinnDakota	100 (GE, 1.5 MW)	150	2008	MRO
	Moraine I	34 (GE, 1.5 MW)	51	2003	MRO
	Moraine II	33 (GE, 1.5 MW)	50	2009	MRO
	Trimont	67 (GE, 1.5 SLE RP1.62 MW)	107	2020	MRO
Missouri	Farmers City	72 (Gamesa G87, 2.0 MW)	144	2009	MRO
New Hampshire	Groton	24 (Gamesa G87, 2.0 MW)	48	2012	NPCC
	Lempster	12 (Gamesa G87, 2 MW)	24	2008	NPCC
New Mexico	El Cabo	140 (Gamesa G114, 2.1 MW); 2 (Gamesa G114, 2.0 MW)	298	2017	WECC
	La Joya	76 (GE 2.85, 2.85 MW); 35 (Gamesa G114, 2.6 MW)	306	2021	WECC
New York	Hardscrabble	37 (Gamesa G90, 2.0 MW)	74	2011	NPCC
	Maple Ridge I(2)	70 (Vestas V82, 1.65 MW)	116	2006	NPCC
	Maple Ridge II(2)	27.5 (Vestas V82, 1.65 MW)	45	2006	NPCC
	Roaring Brook	5 (Gamesa G114, 2.625); 15 (Gamesa G145, 4.5)	80	2021	NPCC
North Carolina	Desert Wind	104 (Gamesa G114, 2.0 MW)	208	2017	SERC
North Dakota	Rugby	71 (Suzlon S88, 2.1 MW)	149	2009	MRO
Ohio	Blue Creek	152 (Gamesa G90 – 2.0 MW)	304	2012	RFC
Oregon	Hay Canyon	48 (Suzlon S88, 2.1 MW)	101	2009	WECC
	Klondike I	16 (GE, 1.5 S – 1.5 MW)	24	2001	WECC
	Klondike II	50 (GE, 1.5 SLE RP1.62 MW)	81	2020	WECC
	Klondike III	44 (Siemens, 2.3 MW); 80 (GE, 1.5 SLE, 1.5 MW); 1 (Mitsubishi, 2.4 MW)	224	2007	WECC
	Klondike IIIa	51 (GE, 1.5 MW)	77	2008	WECC
	Leaning Juniper II	74 (GE, 1.5 MW); 42 (Suzlon, 2.1 MW)	199	2011	WECC
	Montague	51 (Vestas, 3.6 MW); 5 (Suzlon, 3.45 MW)	201	2019	WECC
	Pebble Springs	47 (Suzlon, 2.1 MW)	99	2009	WECC
	Star Point	47 (Suzlon, 2.1 MW)	99	2010	WECC
	Golden Hills	51 (Vestas, 4.3 MW)	219	2021	WECC
Pennsylvania	Casselman	23 (GE, 1.5 MW)	35	2007	RFC
	Locust Ridge I	13 (Gamesa G87, 2.0)	26	2007	RFC
	Locust Ridge II	50 (Gamesa G83, 2.0 MW)	100	2009	RFC
	South Chestnut	23 (Gamesa G90, 2.0 MW)	46	2012	RFC
South Dakota	Buffalo Ridge I	24 (Suzlon, 2.1 MW)	50	2009	MRO
	Buffalo Ridge II	105 (Gamesa G87, 2.0 MW)	210	2010	MRO
	Coyote Ridge (3)	35 (GE, 2.52 MW); 4 (GE, 2.3 MW)	19	2019	MRO
	Tatanka Ridge (3)	50 (GE, 2.3 MW); 6 (GE, 2.3 MW)	23	2021	MRO
Texas	Baffin	101 (Gamesa G97, 2.0 MW)	202	2016	TRE
	Barton Chapel	60 (Gamesa, 2.0 MW)	120	2009	TRE

Location	Wind Project	Turbines	Total Installed Capacity (MW)	Commercial Operation Date	North American Electric Reliability Corporation (NERC) Region
	Karankawa	93 (GE, 2.52 MW); 22 (GE, 2.3 MW); 9 (GE, 2.5 MW)	307	2019	TRE
	Patriot	58 (Vestas, 3.6 MW); 5 (Vestas, 3.45 MW)	226	2019	TRE
	Peñascal I	79 (Mitsubishi, 2.4 MW)	190	2009	TRE
	Peñascal II	81 (Mitsubishi, 2.4 MW)	194	2010	TRE
Vermont	Deerfield	7 (Gamesa G87, 2.0 MW); 8 (Gamesa G97, 2.0 MW)	30	2017	NPCC
Washington	Big Horn I	133 (GE, 1.5 MW)	200	2006	WECC
	Big Horn II	25 (Gamesa, 2.0 MW)	50	2010	WECC
	Juniper Canyon	62 (Mitsubishi, 2.4 MW)	149	2011	WECC
(1)Jointly owned with Axium; capacity amounts represent only Renewables’ share of the wind farm.
(2)Jointly owned with Horizon Wind Energy; capacity amounts represent only Renewables’ share of the wind farm.
(3)Jointly owned with WEC Infrastructure; capacity amounts represent only Renewables’ share of the wind farm.
Additionally, set forth below are the solar and thermal facilities with installed capacity in Renewables as of December 31, 2023. Unless otherwise noted, Renewables owns each facility.

Facility	Location	Type of Facility	Installed Capacity (MW)	Commercial Operation Date
Poseidon Solar (1)	Pinal County, Arizona	Solar	12	2011
San Luis Valley Solar Ranch (2)	Alamosa County, Colorado	Solar	35	2012
Gala Solar	Deschutes County, Oregon	Solar	70	2017
Wy’East Solar	Sherman County, Oregon	Solar	13	2018
Lund Hill Solar	Klickitat County, Washington	Solar	194	2022
Montague Solar	Gilliam County, Oregon	Solar	205	2023
Bakeoven Solar (3)	Wasco County, Oregon	Solar	53	Note 3
True North (3)	Falls County, Texas	Solar	36	Note 3
Klamath Cogeneration	Klamath Falls, Oregon	Thermal	536	2001
Klamath Peakers	Klamath Falls, Oregon	Thermal	100	2009
(1)Jointly owned with Axium; capacity amounts represent only Renewables' share of the solar project.
(2)Operated pursuant to a sale-and-leaseback agreement.
(3)Commercial Operation Date is expected in 2024.
Climate Change
We play a critical role in the fight against climate change as we work to create a more sustainable and equitable clean energy future. We are taking both mitigative and adaptive measures to address the threat of climate change. This means implementing strategies and systems to monitor and address the chronic and extreme risks that climate change can cause. These efforts include assessing climate risks as part of our investment analysis, building in resiliencies in the design of our projects and implementing solutions such as smarter grids and a more resilient infrastructure. Our efforts to assess and mitigate against climate risk help us support our customers and protect our communities from increasingly severe weather events while providing reliable and safe energy. To combat the risks associated with climate change and to raise awareness of the benefits of contributing to a carbon neutral and sustainable future, our climate strategy is aligned with the framework established by the Task Force on Climate Related Financial Disclosures, or TCFD. We believe that alignment with the TCFD supports the establishment of the appropriate governance and assessment and management of, our climate risks and opportunities with the appropriate oversight and transparency.
To further our commitments to address climate change, decisions to move forward with new investments must incorporate an analysis of risks related to climate change along with plans (and a budget) to mitigate these risks. To help inform how and where we invest to address climate change, we monitor for emerging risks, including those that may impact our supply chain and our network and renewables operations.

Our comprehensive risk management strategy recognizes the acute and chronic impacts that may result from climate change. These can present physical risks to our communities and energy systems and financial risk across our operations. Because of this, we prioritize our efforts to plan for – and protect against – the increasingly severe impacts of climate change. Our risk management function coordinates with the business areas to identify, assess and report the risks, including those due to climate change such as extreme weather events, flooding and other natural disasters. The board, through its governance and sustainability committee, receives regular reports on our climate action strategy and the risk to the company due to climate change. For each of these threats, we identify the principal physical impacts they can cause, such as infrastructure damage, reduced power or limited availability of water. We also work to identify the approach we will take to manage the impacts of these threats, such as the use of new materials that can better withstand extreme conditions, burying of power lines and the installation of detection and warning systems.
In addition, we seek out opportunities to adapt to and mitigate climate change risks, including investments in energy storage technologies to maximize the availability of our renewable resources, and upgrades across our networks to improve the security and reliability of our energy supply. We are also working to accelerate decarbonization across our own operations and our industry. In connection with our environmental, social, governance and financial stewardship strategy, we have established several environmental goals including a target to be carbon neutral for Scopes 1 and 2, as defined by the U.S. Environmental Protection Agency, by 2030 and goals for 100% of our corporate facilities will have renewable electricity by 2030, 100% of our light duty fleet to be clean energy vehicles by 2030, and an increase in our emission free generation capacity by 190% by 2030. By addressing our company’s carbon emissions and the carbon footprint of our industry, we can help to reduce the chronic and extreme threats and impacts associated with climate change.
Our actions, investments and goals to address climate change demonstrate our commitment, and we continue to see the positive impacts of these actions across our operations. In 2023, these impacts included decreasing our CO2 emissions intensity by 28% compared to a 2015 base year, maintaining our place as the third-largest renewable energy operator in the U.S. with 8.7 GW of emissions-free installed capacity, reaching the commercial operation date (COD) for nearly 395 MW of new wind and solar projects, and achieving a 91% emissions-free generating capacity.
We also continue to link a portion of our executive and employee compensation to our corporate sustainability metrics. In 2023, our short-term incentive plan and our long-term incentive plan included sustainability-related performance metrics such as metrics related to the reduction of CO2 emissions intensity, increasing purchases from sustainable suppliers, implementing gender parity plans to increase gender diversity, and reducing employee and contractor injuries.
We are committed to transparency around our carbon footprint and climate risk and use the framework developed by the TCFD to inform our disclosure on climate governance, strategy, risk management, and metrics and targets. For governance and strategy, we follow an integrated approach to address climate change, with multiple teams responsible for managing climate-related activities, initiatives, and policies. Strategies and progress toward goals are reviewed with senior executives and the board’s governance and sustainability committee.
Human Capital Resources
At Avangrid, we’re focused on creating a workplace where talented and committed employees build meaningful, long-term careers. We accomplish this by fostering a workplace culture that seeks out diverse perspectives, values continuous improvement, and recognizes and rewards behaviors and ideas that prepare our employees to meet the challenges of the future.
We also prioritize the health, safety, and well-being of our employees – from their physical safety and financial security to our diversity, equity, and inclusion commitments, to mental health and wellness, all within a respectful work environment. We bring these commitments to life by investing in programs and tools that empower our employees’ personal and professional growth while helping them connect with and support each other, and while addressing their individual needs and the needs of their families.
In 2023, we made progress towards several aspirational goals we set the year before. These include commitments to increase diversity across our workforce, to expand opportunities for our employees while prioritizing their safety and well-being, to address gender equity, and to create a more diverse, equitable and inclusive workplace.
In light of our commitment to our employees, we continued our efforts to increase the gender diversity of our executive leadership team (vice president and above), with a goal to have women represent 35% of our executive positions by 2030, and 50% of our senior leadership positions by 2030.
As of December 31, 2023, we employed 7,999 employees, all of whom are full-time. 91.3% of employees were based in five states – Connecticut, Massachusetts, Maine, New York, and Oregon. During fiscal year 2023, we hired and onboarded 1,083 employees.

Approximately 45.8% of our employees are represented by a collective bargaining agreement and we generally enjoy strong working relationships with all our labor unions. Agreements expiring in the coming year apply to approximately 24.1% of our employees. There is mutual respect and collaboration when discussing the variety of issues we face on an ongoing basis, and the respective parties share the goal of supporting the business while helping to ensure a positive customer experience.
For the year ended December 31, 2023, the information on turnover rates is as follows:

Employee Turnover	% of Total
Voluntary Turnover as a percent of workforce	6.0%
Involuntary Turnover as a percent of workforce	1.0%
Retirement as a percent of workforce	1.6%
Total Turnover as a percent of workforce	8.5%
Diversity, Equity and Inclusion
We are committed to creating inclusive workplaces where every employee across every team is valued and has access to equitable opportunities for professional growth and development. We recognize that diversity, equity, and inclusion (DEI) are critical to our future success, and to build, sustain and empower a diverse workforce with a rich mix of differences we have prioritized DE&I initiatives in three areas:
•Increasing diverse representation, especially in leadership positions
•Promoting equitable opportunities to grow and develop
•Establishing pathways for community and connection with others.
In 2023, we made significant progress to our DEI commitments, beginning with the formation of a new DEI Executive Council, which we launched in March. The mission of this council is to inspire a more diverse and inclusive organizational culture, advocate for DEI across the entire company, and promote more connections between employees and their senior leaders. The council, which is comprised of members from across Avangrid’s senior leadership and our Business Resource Groups, work together to embed our DEI goals across different parts of the company.
We also launched our new Inclusion at Work training, which was designed to empower all Avangrid employees with the knowledge and skills needed to foster an inclusive workplace. Through this training, which is provided to our entire staff, employees learn to recognize and reduce unconscious biases while gaining an understanding of cultural differences, all with a focus on enhancing empathy and respect among one another.
Our growing network of BRGs provide communities where our employees can discuss relevant issues and celebrate different cultures, ethnicities, identities, and backgrounds. Over 15% of our employees participate in one of our seven BRGs. The Avangrid African-American Council for Excellence (AAACE), the Avangrid Coalition for Asian Pacific Americans (ACAPA), AVAN-Veterans, The Avangrid Community for All Abilities and Resource for Excellence (CARE), The Hispanic Organization for Leadership and Awareness (HOLA), Pride@AVANGRID and WomENergy. Our BRGs hosted over 97 events in 2023, promoting inclusive conversations and diverse thinking throughout the organization.
As of December 31, 2023, the approximate demographic breakdowns of our workforce are as follows:

Ethnicity	% of Total
All Employees	All	CT	MA	ME	NY	OR
% of Employees in State		24.4%	3.9%	16.4%	42.0%	4.7%
American Indian or Alaska Native	0.5%	0.2%	—%	0.5%	0.5%	1.1%
Asian	3.4%	5.4%	3.9%	1.5%	2.2%	9.1%
Black or African American	5.8%	13.1%	2.3%	1.0%	4.8%	3.2%
Hispanic or Latino	8.5%	16.3%	7.4%	1.8%	5.4%	8.8%
Hawaiian Native or other Pacific Islander	0.1%	0.1%	0.0%	0.0%	0.1%	0.8%
Two or more races	2.0%	1.8%	2.3%	1.8%	2.0%	2.7%
White	78.1%	61.4%	81.0%	91.6%	83.9%	72.4%
Did not provide	1.6%	1.7%	3.2%	1.8%	1.1%	1.9%

Senior Leadership	All	CT	MA	ME	NY	OR
% of Employees in State		31.3%	7.7%	16.2%	17.3%	14.5%
American Indian or Alaska Native	—%	—%	—%	—%	—%	—%
Asian	3.1%	3.6%	—%	1.8%	—%	3.9%
Black or African American	2.3%	3.6%	—%	—%	4.9%	2.0%
Hispanic or Latino	11.6%	20.9%	11.1%	7.0%	9.8%	5.9%
Hawaiian Native or other Pacific Islander	0.6%	0.9%	—%	—%	—%	2.0%
Two or more races	2.6%	0.9%	3.7%	5.3%	1.6%	2.0%
White	77.0%	68.2%	77.8%	82.5%	78.7%	82.4%
Did not provide	2.8%	1.8%	7.4%	3.5%	4.9%	2.0%

All Employees	All	CT	MA	ME	NY	OR
Female	27.8%	30.1%	30.5%	29.3%	27.8%	28.7%
Male	72.1%	69.8%	69.1%	70.6%	72.1%	71.0%
Undeclared	0.1%	0.1%	0.3%	0.1%	0.1%	0.3%

Senior Leadership	All	CT	MA	ME	NY	OR
Female	27.3%	30.0%	7.4%	35.1%	24.6%	33.3%
Male	72.4%	70.0%	88.9%	64.9%	75.4%	66.7%
Undeclared	0.3%	—%	3.7%	—%	—%	—%
Growing our Talent
Varied learning opportunities enable the personal and professional development of our employees – such as on-demand skill building platforms, leadership programs, mentoring programs, technical and on-the-job training, community outreach options, and tuition assistance.
In 2023, Avangrid took action to enhance its leadership development programs, with the launch of several leadership development journeys based on role in company. These learning journeys were curated leveraging a partnership with an external vendor to create meaningful, thoughtful programs with high interactivity for knowledge and skill retention. Learning journeys were created for the Vice President level (Leading Organizations), Senior Director and Director level (Leading Leaders), Manager/Supervisor (Leading People) and Individual Contributor (Leading Self), each with distinct learning objectives and curriculum around building an inclusive work environment. The following programs were also continued in 2023, with enhancements made based on business needs: the mentoring program to all non-union employees; continuation of the Leadership Essentials program for new people leaders; continuation of How to Have Difficult Conversations as related to known bias and expansion of resources to help people leaders manage teams effectively in a remote/hybrid environment.
We also enhanced our succession and talent management processes to target the identification and development of key talent within all business areas to enhance the sustainability of the business from a people perspective, with a focus on diverse representation and launch of a new People Review Process. We expanded our early career pipeline to include the graduate program composed of local and global graduates as well as our ongoing Internship Program to continue building in-demand and emerging skills.
Total Rewards & Benefits
Our compensation, health, and retirement programs are designed to attract, retain, and empower employees to meet business and customer needs across a variety of markets and locations, and within the increasingly competitive market in which we operate.
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
3.Executives. The compensation program for our executive officers is designed to mitigate excessive short-term decision making and risk taking, while encouraging the attainment of strategic goals through the inclusion of long-term incentives. Annually, we evaluate the effectiveness and competitiveness of our executive compensation and benchmark ourselves against comparable peers within our industry.
We take a “Total Health” approach to benefits and wellbeing with inclusive programs designed to support employees’ physical, financial, emotional, and social health, as well as their families’, throughout various stages of life. Many of our programs are available to all union and non-union employees both full- and part-time.
Some 2023 examples of Company programs include:
•Comprehensive, high-quality health, dental, vision, life, and disability plans
•401(k) match and Paid Time Off programs
•Paid Parental Leave for those welcoming a new child through birth, surrogacy, adoption, or foster care placement
•Fertility and family-forming care and coverage
•Diabetes, Pre-Diabetes. Hypertension, and Musculoskeletal focused programs
•Education and tuition reimbursement assistance programs, including student loan debt repayment program for non-union employees
•Emergency Savings program
•Subsidized back-up care for children, elder family members, and those with special needs including tutoring, test prep and camp options. Programs that support local non-profits by offering a cash match for employee donations, as well as direct donations recognizing employee volunteer hours.
•A variety of value-added options that allow employees to make choices that meet their individual needs, including telemedicine, claims navigation, mental health resources, financial wellness and education programs, legal assistance, identity theft protection, and auto/home/pet insurance.
In 2023 we continued with our Emotional Health programs, providing resources that look to eliminate the Stigma that is associated with Mental Health disease. We provided webinars as well as digital, telephonic and face to face programs that touched on all mental health issues including depression and anxiety. We continue to train our Managers with a Mental Health Matters training to give managers tools and resources help them have productive conversations with an employee who may be having an issue. Our Mental Health Advocate program now has over 100 employees participating. Mental health advocates are employees who undergo certain training and volunteer their time to listen and provide guidance to others regarding available mental health resources. In 2023 they provided guidance to over 370 employees and over 250 non-Avangrid employees in the community. The number of employees taking our Health Assessment, participating in our activity challenges and sleep/fatigue management programs continues to grow. In 2023 Avangrid saw a need for a musculoskeletal program and launched Hinge Health program in September for employees and their families for non-work-related injuries. In addition, we continued with onsite services including “Benefits & Wellbeing Fairs” and onsite influenza vaccination clinics. We will continue to evaluate the programs we have and look for additional programs that will add value to our employee’s wellbeing.
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
We continuously work to embed a safety-first culture across the company. In addition to ongoing safety training and awareness programs, we present Environmental, Health & Safety Excellence awards and Good Catch awards to spotlight exemplary and proactive safety behavior. A Good Catch is the result of an employee recognizing a condition that had the potential to cause an incident but did not cause one, due to timely identification and mitigation by the employee. As musculoskeletal/soft tissue problems account for Avangrid’s most frequent injuries, we escalated our ergonomics program in 2023 to reduce injuries and educate employees on ergonomic best practices. From re-launching the Ergo-Power training program to further expanding our Early Intervention Program, which promotes on-site occupational health and injury prevention, we have already impacted our ergonomic injury rates in a positive and significant way.
This past year, we streamlined a Leadership Field Safety Observation Program, designed to improve employee engagement, and increase field condition awareness throughout the organization. In 2023, employees and leaders completed more than 35,000 safety observations. These programs, in addition to monthly safety meetings, are dedicated to sharing critical safety updates, promoting a learning/improving safety culture, while also building critical skills for managers and supervisors to boost engagement for all employees. Avangrid also continued "The Daily 5," which includes safety best practices videos and content posted on the company’s internal social media channel. These posts are shared with field supervisors and managers, who cascade the messages to all field employees. For our Networks employees, we continued an intensive “Alertdriving” training program with nearly 3,000 employees to promote safety and reduce company-related motor vehicle incidents.
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
The Company may use its website and/or social media outlets, such as Facebook and X, as distribution channels of material company information. Financial and other important information regarding the Company is routinely posted on and accessible through the Company’s website at www.avangrid.com, its Facebook page at https://www.facebook.com/Avangrid/, its X account @Avangrid, and its LinkedIn page at www.linkedin.com/company/avangrid. The information contained on these sites is not incorporated by reference into this Form 10-K. In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting the Investor Relations section of www.avangrid.com.
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
Strategic Risk Factors
The success of Avangrid depends on achieving our strategic objectives, which may be through mergers, acquisitions, joint ventures, dispositions and restructurings and failure to achieve these objectives could adversely affect our business, financial condition and prospects.
We are continuously reviewing the alternatives available to ensure that we meet our strategic objectives, which include, among other things, mergers, acquisitions, joint ventures, dispositions and restructuring. With respect to potential mergers, acquisitions, joint ventures and restructuring activities, we may not achieve expected returns, cost savings and other benefits as a result of various factors including integration and collaboration challenges such as personnel and technology. Additionally, we may face potential financial and reputational impacts due to termination of mergers, acquisitions, joint ventures, dispositions and restructuring activities. We also may participate in joint ventures with other companies or enterprises in various markets, including joint ventures where we may have a lesser degree of control over the business operations, which may expose us to additional operational, financial, legal or compliance risks. We also continue to evaluate the potential disposition of assets and businesses that may no longer help us meet our objectives or sell a stake of these assets as a way of maximizing the value of Avangrid. When we decide to sell assets or a business, we may encounter difficulty in finding buyers or executing alternative exit strategies on acceptable terms in a timely manner, which could delay the accomplishment of our strategic objectives or be on terms less favorable than we anticipated.
We expect to invest in development opportunities in all segments of Avangrid, but such opportunities may not be successful, projects may not commence operation as scheduled and/or within budget or at all, which could have an adverse effect on our business, financial condition and prospects.
We are pursuing additional development investment opportunities related to all segments of Avangrid with a particular focus on additional opportunities in electric transmission, renewable energy generation, interconnections to generating resources and other innovative technologies pertaining to our sector. The development, construction and expansion of such projects involve numerous risks. Various factors could result in increased costs or result in delays or cancellation of these projects. Risks include regulatory approval processes, permitting or other required approvals, new legislation, citizen referendums or ballot initiatives, economic events, foreign currency risk, negative publicity, design and siting issues, difficulties in obtaining required leases, easements or other rights of way, difficulties in securing equipment orders, difficulty securing key vendor alternatives, construction delays and cost overruns, including delays in third party performance, delays in equipment deliveries, increase in the price of raw materials or availability of responsibly sourced materials, severe weather and mitigation or adaptation activities, increase in financing cost, competition from incumbent facilities and other entities, and actions of strategic partners. Projects have also endured, and may continue to endure, environmental and community concerns including but not limited to environmental justice, disposal of waste, emissions impacts, sustainable water and soil usage, protection of ecosystems and energy efficiency. There may be delays or unexpected developments in completing current and future construction projects. For example, the outcome of ongoing legal proceedings, cost overruns and construction delays could have an adverse effect on the success of development projects and our financial condition and prospects. Additionally, changes in economic conditions including the impacts of inflation, increased interest rates and supply chain disruptions on the projects could result in the termination of certain development projects resulting in financial impacts such as the payment of termination payments or reputational impacts. While most of Renewables’ construction projects are constructed under fixed-price and fixed-schedule contracts with construction and equipment suppliers, these contracts provide for limitations on the liability of these contractors to pay liquidated damages for cost overruns and construction delays. These circumstances could prevent Renewables’ construction projects from commencing operations or from meeting original expectations about how much electricity it will generate or the returns it will achieve. Project delays may also lead to an inability to utilize and monetize safe harbor equipment, negatively impacting project returns. Additionally, for Renewables’ projects that are subject to PPAs, contractual non-performance prior to construction could lead to payment of damages and potential project cancellation. During construction, substantial delays could cause defaults under the PPAs, which generally require the completion of project construction by a certain date at specified performance levels. A delay resulting in a project failing to qualify for PTCs or ITCs could result in losses that would be substantially greater than the amount of liquidated damages paid to Renewables. Finally, there is a risk that a project fails to qualify at the expected level for PTC or ITC impacting returns.
Avangrid may be materially adversely affected by negative publicity related to or in connection with development projects, government-controlled power initiatives and in connection with other matters.
From time to time, political and public sentiment in connection with Avangrid projects, government-controlled power initiatives and in connection with other matters have resulted and may result in the future in a significant amount of adverse press coverage and other adverse public statements affecting Avangrid. Adverse press coverage and other adverse statements, whether or not driven by political or public sentiment, may also result in investigations by regulators, legislators and law enforcement officials or in legal claims. Responding to these investigations and lawsuits, regardless of the ultimate outcome of the proceeding, can divert the time and effort of senior management from the management of Avangrid’s businesses. Addressing any adverse publicity, legislative initiatives, governmental scrutiny or enforcement or other legal proceedings is time consuming and expensive and, regardless of the factual basis for the assertions being made, can have a negative impact on the reputation of Avangrid, on the morale and performance of our employees and on our relationship with regulators. It may also have a negative impact on Avangrid’s ability to take timely advantage of various business and market opportunities. The direct and indirect effects of negative publicity, and the demands of responding to and addressing it, may have a material adverse effect on Avangrid’s business, financial condition, results of operations and cash flows and the market value of Avangrid common stock and debt securities.

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
Avangrid’s operations are subject to, and influenced by, complex and comprehensive federal, state and local regulation and legislation. This is impactful for all areas of the business but particularly in the emerging development of offshore and solar generation. It is anticipated that members of Congress will continue working to pass legislation that would prohibit offshore wind construction by foreign flagged vessels in which the crew nationality does not match the nation in which the vessel is flagged. If passed, this legislation could affect expected timelines and returns on approved projects. Additionally, implementation of the Uyghur Forced Labor Prevention Act has led U.S. Customs and Border Control and Protection to detain and reject the import of products made with forced labor in certain areas of China, to date this has included solar panels, which is causing significant delay in panel delivery. Under this authority, aluminum products have been detained and there is the potential that additional products could face detentions as well. This legislation could have an impact on project development, construction activities and project returns.
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
The existing FERC-approved ISO-NE transmission tariff allocates the costs of transmission facilities that provide regional benefits to all customers of participating transmission-owning utilities in New England. FERC is currently reviewing its policies regarding transmission planning and cost allocation, and could require substantial changes in RTO and transmission owner tariffs. Changes in RTO tariffs, transmission owners’ agreements or legislative policy, or implementation of these new FERC planning rules, could adversely affect our transmission planning and financial condition.
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
Under the EPAct 2005 and the Dodd-Frank Act, Avangrid is subject to enhanced FERC and CFTC statutory authority to monitor certain segments of the physical and financial energy commodities markets. Under these laws, the FERC and CFTC have promulgated regulations that have increased compliance costs and imposed reporting requirements on Avangrid. U.S. and European laws and regulations may require us to post collateral with respect to swap transactions, that could potentially have an adverse effect on our liquidity or our ability to hedge commodity or interest rate risks.
With regard to the physical purchase and sale of energy commodities and other attributes, as well as related transportation, transmission and/or hedging activities that some of our operating subsidiaries undertake, our operating subsidiaries are required to follow market-related regulations and certain reporting and other requirements enforced by the FERC, the CFTC and the SEC. Additionally, to the extent that operating subsidiaries enter into transportation contracts with natural gas pipelines or transmission contracts with electricity transmission providers that are subject to FERC regulation, the operating subsidiaries are subject to FERC requirements related to the use of such transportation or transmission capacity. Any failure on the part of our operating subsidiaries to comply with the regulations and policies of the FERC, the CFTC or the SEC relating to the physical or financial trading and sales of natural gas or other energy commodities, transportation or transmission of these energy commodities or trading or hedging of these commodities could result in the imposition of significant civil and criminal penalties, which could have a material adverse effect on our business.
Additionally, Avangrid faces fluctuations in the fair value of its derivative contracts over time due to the impact of mark-to-market accounting.
The increased cost of purchasing natural gas and electricity during periods in which prices have increased significantly could adversely impact our earnings and cash flow.
Our regulated utilities are permitted to recover the costs of natural gas and electricity purchased for customers. Under the regulatory body-approved cost recovery pricing mechanisms, the commodity charge portion of rates charged to customers may be adjusted upward on a periodic basis. If the cost of purchasing natural gas or electricity increases and Networks’ regulated utilities are unable to recover these costs from its customers immediately, or at all, Networks may incur increased costs associated with higher working capital requirements and/or realize increased costs. In addition, any increases in the cost of purchasing natural gas or electricity may result in higher customer bad debt expense for uncollectible accounts and reduced sales volume and related margins due to lower customer consumption.

Climate related proceedings and legislation may result in the alteration of the public utility model in the states we operate in and could materially and adversely impact our business and operations.
Clean energy and emission reduction legislation, proceedings, or executive orders have been issued within New York, Maine, Connecticut and Massachusetts that, among other things, set renewable energy and carbon emission goals and create incentive programs for energy efficiency and renewable energy programs. Climate vulnerability assessment regulation have also been issued in New York, Maine, and Connecticut. Additionally, new legislation can require significant change to the natural gas portion of Avangrid including reduction in usage and restriction of the expansion of natural gas within our territories. We are unable to predict the impact these laws and actions may have on the operations of our subsidiaries in New York, Maine, Connecticut and Massachusetts which could have an adverse effect on our business and financial condition.
Renewables relies in part on governmental policies that support utility-scale renewable energy. Any reductions to, or the elimination of, these governmental mandates and incentives or the imposition of additional taxes or other assessments on renewable energy, could adversely impact our growth prospects, our business and financial condition.
Renewables relies, in part, upon government policies that support the development and operation of utility-scale renewable energy projects and enhance the economic feasibility of these projects. The federal government and many state and local jurisdictions have policies or other mechanisms in place, such as tax incentives or Renewable Portfolio Standards, or RPS, that support the sale of energy from utility-scale renewable energy facilities. Federal, state and local governments may review their policies and mechanisms that support renewable energy and take actions that would make them less conducive to the development or operation of renewable energy facilities. Any changes to governmental policies or other mechanisms that support renewable energy or the imposition of additional taxes or other assessments on renewable energy, could result in, among other items, the lack of a satisfactory market for new development, Renewables abandoning the development of new projects, a loss of invested capital and reduced project returns.
New tariffs imposed on imported goods may increase capital expense in projects and negatively impact expected returns.
Changes in tariffs may affect the final cost of a significant portion of capital expenses in projects, with renewable projects being more exposed. Tariffs have been imposed in recent years to imports of solar panels, aluminum and steel, among other goods or raw materials. Depending on the timing and contractual terms, tariff changes may have adverse impacts to the buyer of these goods which could affect expected returns on approved projects.
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
Avangrid is subject to environmental laws and regulations, including, but not limited to, extensive federal, state and local environmental statutes, rules and regulations relating to air quality, water quality and usage, climate change, emissions of greenhouse gases, waste management, hazardous wastes, wildlife mortality and habitat protection, historical artifact preservation, natural resources and health and safety that could, among other things, prevent or delay the development of power generation, power or natural gas transmission, or other infrastructure projects, restrict the output of some existing facilities, limit the availability and use of some fuels required for the production of electricity, require additional pollution control equipment, and otherwise increase costs, increase capital expenditures and limit or eliminate certain operations. There are significant costs associated with compliance with these environmental statutes, rules and regulations, and those costs could be even more significant in the future as a result of new legislation. Violations of current or future laws, rules, regulations or other standards have exposed and in the future may expose our subsidiaries to regulatory and legal proceedings, disputes with, and legal challenges by, third parties, and potentially significant civil fines, criminal penalties and other sanctions.
For example, climate-related and greenhouse gas emission disclosure legislation or rules that have been issued or are pending federally, within California or other states (e.g. New York) that, among other things, may require our management and other personnel to devote a substantial amount of time and company resources to these compliance activities. If we are not able to comply with these requirements in a timely manner we may be subject to regulatory investigations, fines, penalties or other sanctions. Additional financial and management resources could be required.
Security breaches, acts of war or terrorism, grid disturbances or unauthorized access could negatively impact our business, financial condition and reputation.
Our business depends on critical assets, with Networks serving as a super-regional energy services and delivery company, and Renewables operating generation plants that produce electricity using renewable resources. In the ordinary course of our business, we also maintain sensitive customer, vendor and employee data, critical infrastructure information, financial and system operating information, and other confidential data. Threat sources, including sophisticated nation-state actors, continue to seek to exploit potential vulnerabilities of critical assets in the utility industry, grid infrastructure, and other energy infrastructures, and these attacks and disruptions, both physical and cyber, are becoming increasingly sophisticated and dynamic. Continued implementation of advanced digital technologies increases the potentially unfavorable impacts of such attacks.
Cyber breaches, acts of war or terrorism or grid disturbances resulting from internal or external sources could therefore target our critical assets, including our facilities or information technology systems, or those of our vendors, business partners and interconnected entities. Cyber and physical security attacks on our infrastructure could lead to disabling damage to our facilities and equipment or to theft, vandalism and the release of critical operating information or confidential customer, vendor and employee information, which could adversely affect our operations, including causing an operations shutdown or affecting our ability to control our transmission and distribution assets, and could result in monetary and reputational damages and significant costs, fines and litigation. Additionally, because our generation and transmission facilities are part of an interconnected regional grid, we face the risk of blackout due to a disruption on a neighboring interconnected system. A cyber or physical security incident could also result in competitive disadvantages and significant increases in compliance costs and costs to improve the security and resiliency of our systems, and the compromise of personal, confidential or proprietary information could subject us to significant legal liability or regulatory action under evolving cyber-security, data protection and privacy laws and regulations. As a result, our ability to conduct our business and our results of operations could be materially and adversely affected.
Like other companies, our computer systems are also regularly subject to and will continue to be the target of computer viruses, malware or other malicious codes (including ransomware), unauthorized access, cybersecurity incidents or other computer-related penetrations. The risk of these incidents could be caused or exacerbated by geopolitical tensions, including hostile actions taken by nation-states or terrorist organizations. In the event of a computer virus or natural or other disaster, our computer systems could be inaccessible for an extended period of time, and because our systems increasingly interface with and depend on third-party systems, including cloud-based systems, we could experience service denials or failures of controls if a third-party system fails or experiences an interruption.
We have also outsourced certain technology and business process functions to third parties and may increasingly do so in the future. If we do not effectively develop, implement and monitor our vendor relationships, if third party providers do not perform as anticipated or adhere to our data security measures, if we experience technological or other problems with a transition, or if vendor relationships relevant to our business process functions are terminated, our business may become more vulnerable and could experience a significant cybersecurity or physical attack.
While we have experienced security breaches in the past, to date, we are not aware that we have experienced a material cybersecurity or physical breach. As threats evolve and grow increasingly more sophisticated, we may incur significant costs to upgrade or enhance our security measures to protect against such risks and we may face difficulties in fully anticipating or implementing adequate preventive measures or mitigating against potential harms. While we have implemented, and continuously refine our cyber and physical security measures to protect our business, these measures may not be effective or sufficient in preventing a significant breach, and our controls, measures and incident response plan may not be effective or sufficient in assessing, identifying and managing material risks from cybersecurity threats or mitigating and remediating against cybersecurity incidents.
Catastrophic or geopolitical events may disrupt operations and negatively impact the financial condition of the business, cash flows, and the trading value of its securities.
The impact of a catastrophic or geopolitical event, on the economy, labor, financial markets and the environment could adversely affect our business. The extent to which events may impact our business going forward will depend on factors such as public response, governmental actions, the duration, and its impact to economic activity and financial stability. Increased frequency or duration of events such as these may alter the fundamental demand for electricity particularly from businesses, commercial and industrial customers; cause us to experience an increase in costs as a result of our emergency measures, delayed payments from our customers and uncollectible accounts due to affordability; cause delays and disruptions in the availability and timely delivery of materials and components used in our operations; cause delays and disruptions in the supply chain resulting in disruptions in the commercial operation dates of certain projects and impacting qualification criteria for certain tax credits and potential delay damages in our power purchase agreements; cause deterioration in credit quality of our counterparties, contractors or retail customers that could result in credit losses; cause impairment of goodwill or long-lived assets and impact our ability to develop, construct and operate facilities; result in our inability to meet the requirements of the covenants in our existing credit facilities, including covenants regarding the ratio of indebtedness to total capitalization; cause a deterioration in our financial metrics or the business environment that impacts our credit ratings; cause a delay in the permitting process of certain development projects, affecting the timing of final investment decisions and start of construction dates; cause employee turnover, labor shortages, and extended remote work, which could harm productivity, increase cybersecurity risk, strain our business continuity plans, give rise to claims by employees and otherwise negatively impact our business.
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
If a transmission network connected to one or more generating facilities experiences outages or curtailments caused by an interconnecting utility and/or RTO, the affected projects may lose revenue. In addition, certain Renewables’ generation facilities have agreements that may allow for economic curtailment by the off-taker, which could negatively impact revenues. Furthermore, economic congestion on the transmission grid (for instance, a negative price difference between the location where power is put on the grid by a project and the location where power is taken off the grid by the project’s customer) in certain of the bulk power markets in which Renewables operates may occur and its businesses may be responsible for those congestion costs. Similarly, negative congestion costs may require that the projects either not participate in the energy markets or bid and clear at negative prices which may require the projects to pay money to operate each hour in which prices are negative. If such businesses were liable for such congestion costs or if the projects are required to pay money to operate in any given hour when prices are negative, then our financial results could be adversely affected. Additionally, we are obligated to pay the FERC Tariff price, which can be adjusted from time to time, for Renewables’ facilities interconnection agreements even if the project has been curtailed.
Avangrid’s subsidiaries do not own all the property and other sites on which their projects are located and our rights may be subordinate to the rights of lienholders and leaseholders, which could have an adverse effect on our business and financial condition.
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
A part of Avangrid employees are subject to collective bargaining agreements with various unions. Unionization activities, including votes for union certification, could occur among non-union employees across Avangrid’s subsidiaries. While we generally enjoy strong working relationships with all our labor unions, if union employees strike, participate in a work stoppage or slowdown or engage in other forms of labor strike or disruption, our subsidiaries could experience reduced power generation, outages and operation disruptions if replacement labor is not procured. This risk may also lead to an increase in personnel costs.
Advances in technology and rate design initiatives could impair or eliminate Avangrid’s competitive advantage or could result in customer defection, which could have an adverse effect on our growth prospects, business and financial condition.
Legislative and regulatory initiatives designed to reduce greenhouse gas emissions or limit the effects of global warming and overall climate change have increased the development of new technologies for renewable energy, energy efficiency and investment in an attempt to make those technologies more efficient and cost effective. However, there is a risk that new and/or unproven technologies, including battery storage and hydrogen technology, may fall short of their expected benefits and may not be cost effective. There is a potential that new technology or rate design incentives could adversely affect the demand for services of our regulated subsidiaries thus impacting our revenues, such as distributed generation. Similarly, future investments in Networks could be impacted if adequate rate making does not fully contemplate the characteristics of an integrated reliable grid from a unified perspective, regardless of customer disconnection. The interoperability, integration and standard connection of these distributed energy devices and systems could place a burden on the system of Networks’ operating subsidiaries, without adequately compensating them. The technology and techniques used in the production of electricity from renewable sources are constantly evolving and becoming more complex. In order to maintain its competitiveness and expand its business, Renewables must adjust to changes in technology effectively and in a timely manner, which could impact our cash flow and/or reduce our profitability.
Avangrid’s efforts to maintain a responsive sustainability program may impact business operations and investor sentiment.
Avangrid's operations and reputation concerning sustainability are reliant on the company's actions around employee engagement, community relations including with overburdened or indigenous communities, human rights, value chain management including upstream and downstream effects, waste management and recycling, and areas that may impact perceptions on the company's sustainability effectiveness and could subject Avangrid to increased legal or political scrutiny of Avangrid’s activities. Avangrid’s efforts to comply with increasing sustainability reporting requirements to regulators, customers and third parties, and to track and provide accurate data may impact internal resources. Additionally, Avangrid has several goals that include, but are not limited to, emissions reduction, sustainable use of nature resources such as land and water, biodiversity, increased use of renewable generation, responsibly sourced materials, operational health and safety, and social impacts. The efforts involved in meeting these goals may be costly and may require our management and other personnel to devote a substantial amount of time and company resources to these activities. Furthermore, Avangrid’s actual or perceived progress towards achieving these goals may adversely impact our financial condition and reputation.
Geopolitical instability could exacerbate existing risk factors.
The recent geopolitical developments caused by the conflict in Ukraine, increased instability in the Middle East and the strained relationship between China and the United States may further intensify risk factors highlighted in this Form 10-K for the fiscal year ended December 31, 2023 including, but not limited to, risks around inflation, interest rates, energy supply and price, supply chain delays and heightened cybersecurity and physical security threats.
Business and Market Risk Factors
Avangrid’s operations and power production may fall below expectations due to the impact of natural events, which could adversely affect our financial condition and reputation.
Weather conditions influence the supply and demand for electricity, natural gas and other fuels and affect the price of energy and energy-related commodities. Severe weather can result in power outages, bodily injury and property damage or affect the availability of fuel and water. Many of our facilities could be at greater risk of damage should climate change produce unusual variations in temperature and weather patterns, resulting in more intense, frequent and extreme weather events and conditions. These include but are not limited to acute risks such as floods, hail, tornados, hurricanes, wildfire and wind gusts as well as chronic risks such as drought, heat stress and seal level rise.
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
Changing weather patterns or lower than expected wind or solar resource have caused and in the future could cause reductions in electricity generation at Renewables’ projects, which could negatively affect revenues. These events could vary production levels significantly from period to period, depending on the level of available resources. To the extent that resources are not available at planned levels, the financial results from these facilities may be less than expected. Changing weather patterns have in the past and could in the future also degrade equipment, components, and/or shorten interconnection and transmission facilities’ useful lives or increase maintenance costs.
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
General Risk Factors
If we are unable to maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the trading price of our common stock may be negatively affected.
As a public company, we are subject to reporting, disclosure control and other obligations in accordance with applicable laws and rules adopted, and to be adopted, by the SEC and the NYSE such as the requirement that our management report on the effectiveness of our internal control over financial reporting and our independent registered public accounting firm to attest to the effectiveness of our internal controls. Our management and other personnel devote a substantial amount of time to these compliance activities, and if we are not able to comply with these requirements in a timely manner or if we are unable to conclude that our internal control over financial reporting is effective, our ability to accurately report our cash flows, results of operations or financial condition could be inhibited and additional financial and management resources could be required. Any failure to maintain internal control over financial reporting or if our independent registered public accounting firm determines that we have a material weakness or significant deficiency in our internal control over financial reporting, could cause investors to lose confidence in the accuracy and completeness of our financial reports, a decline in the market price of our common stock, or subject us to sanctions or investigations by the NYSE, the SEC or other regulatory authorities. Failure to remedy any material weakness or significant deficiency in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets and reduce or eliminate the trading market for our common stock.
Changes in tax laws, as well as judgments and estimates used in the determination of tax-related asset and liability amounts, could adversely affect our financial condition.
Our provision for income taxes and reporting of tax-related assets and liabilities requires significant judgments and the use of estimates. Amounts of tax-related assets and liabilities involve judgments and estimates of the timing and probability of recognition of income, deductions and tax credits, including, but not limited to, estimates for potential adverse outcomes regarding tax positions that have been taken and the ability to utilize tax benefit carryforwards, such as net operating loss, or NOL, and tax credit carryforwards. Actual income taxes could vary significantly from estimated amounts due to the future impacts of, among other things, changes in tax laws, regulations and interpretations, our financial performance and results of operations.
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
Pension and post-retirement benefit plans could require significant future contributions to such plans that could adversely impact our business and financial condition.
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
The operations of Avangrid depend on the continued efforts of our employees. Retaining key employees and attracting new employees are both important to our financial performance and our operations. It is increasingly important for Avangrid to effectively promote best labor practices in terms of equity, opportunity, diversity and inclusion, as well as to provide skills related to operations and technology for energy transition. We cannot guarantee that any member of our management will continue to serve in any capacity for any length of time. We operate in an increasingly competitive labor market and an increasing percentage of our employees are retirement eligible. If employee turnover increases or our workforce continues to age without appropriate replacements, our efficiency and effectiveness, productivity, and ability to pursue growth opportunities may be impaired. In addition, a significant portion of our skilled workforce will be eligible to retire in the next five to ten years. Such highly skilled individuals cannot be quickly replaced due to the technically complex work they perform, the competitive labor market and changing workplace. This could lead to a loss in productivity and increased recruiting and training costs.
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Infrastructure Protection and Cyber Security Measures
Avangrid possesses a multi-layered security management approach, consisting of controls, measures, and designs aimed at reducing the risks of unauthorized access or unsanctioned use of our facilities, assets and cyber-infrastructure, such as our transmission and distribution system. These measures are key to assessing, identifying, and managing material cybersecurity related risks and have been integrated across our respective business units, and throughout the Company’s overall risk management framework.
Avangrid possesses a multi-layered security management approach, consisting of controls, measures, and designs aimed at reducing the risks of unauthorized access or unsanctioned use of our facilities, critical assets and infrastructure, such as our transmission and distribution system. These measures have been put in place to help assess, identify, and manage material cybersecurity related risks and have been integrated across our respective business units and throughout the Company’s overall risk management framework.
To manage our cybersecurity and operational risks, pursuant to the cybersecurity risk policy and corporate security policy approved by the board, we have implemented, and continuously refine, cyber and physical security measures that aim to strengthen our technical capabilities to protect our critical assets. In addition, the Company possesses a security governance structure focused on sharing critical and relevant information and optimizing business-wide practices that work to identify, assess and manage wide-ranging risks to the Company including those that are cyber-related.
The board’s audit committee oversees physical and cyber security matters, incident response management, and risks related to physical security, information security, cybersecurity, and technology, as well as the steps taken by management to mitigate such risks. The chief security officer regularly reports to the audit committee on such matters. As part of the Company’s efforts to implement measures to protect against such risks, the Company continuously monitors and, where applicable, adjusts internal policies, rules, and procedures. The Company evaluates its security framework by assessing its controls, with internal as well as external assessors, and works to continuously improve its cybersecurity systems, tools, and measures. This includes contracting with independent assessors that conduct penetration testing.
Fostering Company-wide cyber-related resiliency is also core to the Company’s security management. Avangrid annually tests its incident response plan and implements a training and awareness program that educates employees. In respect to third party services, we have processes embedded into our procurement process that evaluate contracts for risks and require vendors to adhere to our data security rider and other security measures. Our corporate security department also maintains relationships with federal and state agencies to exchange threat information as appropriate.
Upon the recommendation of the board’s audit committee, the board has appointed a senior officer responsible for security, the chief security officer, or CSO, who is a corporate and U.S. national security veteran. The CSO oversees a dedicated corporate security department responsible for managing security risks across the company. Our CSO has over 25 years of experience working in cybersecurity and gained subject matter expertise in cybersecurity, intelligence, privacy, and risk reduction while working at, among other employers, the U.S. Department of Homeland Security, the Cybersecurity and Infrastructure Security Agency, or CISA, and the North American Electric Reliability Corporation. The Company’s corporate security department is responsible for the physical and cyber security program, which is supported by a governance program that manages and assists the Company in seeking to protect our cyber, physical and information assets. Together, these members of management are informed about and monitor the threats through their implementation of the controls, measures, and designs described above.
As further described in in our risk factor “Security breaches, acts of war or terrorism, grid disturbances or unauthorized access could negatively impact our business, financial condition and reputation” under Item 1A - Risk Factors of this Annual Report on Form 10-K, a physical or cyber breach could result in, among other things, in theft, damage, interruption of service and the release of critical operating information or confidential customer information. While we have experienced insignificant security breaches in the past, to date, we are not aware that we have experienced a material cybersecurity or physical breach, the Company aims to takes proactive steps to manage evolving threats including, without limitation, the threat of a material cybersecurity incident. We continue to invest in technology, processes, security measures and services in our ongoing efforts to predict, detect, mitigate and protect our assets, both physical and cyber. These investments include assessments and implementation of appropriate upgrades to our cyber-infrastructure assets, network architecture and physical security measures.
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

The following table sets forth the principal properties of Avangrid, by location, type, lease or ownership and size as of December 31, 2023:

Location	Type of Facility	Leased/Owned	Size (square feet)
Orange, Connecticut	Office	Owned	123,159
Augusta, Maine	Office	Owned	215,832
Portland, Maine	Office	Leased	90,325
Rochester, New York	Office	Owned	149,249
Rochester, New York	Office	Leased	126,716
Portland, Oregon	Office	Leased	43,633
Boston, Massachusetts	Office	Leased	39,215
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
Item 4. Mine Safety Disclosures.
Not applicable.
Information about our Executive Officers
Set forth below is the names of our executive officers as of February 21, 2024 and a brief account of the business experience during the past five years of each such executive officer:

Name	Age (1)	Title
Pedro Azagra Blázquez	55	Chief Executive Officer
Justin B. Lagasse	36	Senior Vice President – Chief Financial Officer and Controller
Jose Antonio Miranda Soto	52	President and Chief Executive Officer of Renewables
R. Scott Mahoney	58	Senior Vice President – General Counsel and Corporate Secretary
Catherine Stempien	54	President and Chief Executive Officer of Networks
(1)Age as of December 31, 2023.
Pedro Azagra Blázquez. Mr. Azagra Blázquez has served as Chief Executive Officer of Avangrid since May 29, 2022, and previously served as the Chief Development Officer of Iberdrola from 2008 until his appointment as Avangrid Chief Executive Officer. Prior to his appointment as Chief Development Officer, Mr. Azagra Blázquez served as Iberdrola’s Director of Strategy. He has also served as Professor of Corporate Finance and Mergers and Acquisitions at Universidad Pontificia de Comillas, in Madrid, Spain, since 1998. Mr. Azagra Blázquez formerly served on the board of directors of Siemens Gamesa Renewable Energy, S.A. He earned a business degree and a law degree from Universidad Pontificia de Comillas and an M.B.A. from the University of Chicago. Mr. Azagra Blázquez served as a member of Avangrid's Board since 2019 and previously served as a member of the Board from 2014 until 2018. In addition, Mr. Azagra Blázquez serves as a member of the board of directors of Neoenergia, S.A., a member of the Iberdrola group of companies listed on the São Paulo Stock Exchange.
Justin B. Lagasse. Mr. Lagasse was appointed Senior Vice President – Controller in July 2023, and was appointed Interim Chief Financial Officer in November 2023. Mr. Lagasse was appointed Senior Vice President – Chief Financial Officer and Controller on February 15, 2024. Mr. Lagasse had previously served as Senior Vice President – Controller from July 2023 and Interim Chief Financial Officer from November 2023. He is responsible for all aspects of accounting, financial reporting, business performance, long-term planning, and administration for Avangrid and its two lines of business, Networks and Renewables. Prior to this role, Mr. Lagasse most recently served as Vice President, Chief Accounting Officer and was responsible for corporate accounting, consolidations and reporting, technical accounting, and internal controls. Before joining Avangrid, Mr. Lagasse served as Assurance Director at BDO, LLP in Southern California and Assurance Senior at a regional accounting firm in Maine. Mr. Lagasse holds a bachelor’s degree in accounting and master’s degree of business administration from Thomas College and holds an active Certified Public Accountant license in Maine.

Jose Antonio Miranda Soto. Mr. Miranda Soto was appointed as Co-Chief Executive Officer and President-Onshore of Renewables on October 12, 2021, responsible for leading the growth and development of the company’s onshore wind and solar pipeline in the United States. On October 12, 2022, Mr. Miranda Soto became the sole President and Chief Executive Officer of Renewables. Prior to joining Avangrid, he served as Chief Executive Officer of Onshore in the Americas region for Siemens Gamesa and Chairman of its boards in US, Mexico and Brazil. He also served as Secretary of the Board and Executive Committee member of the American Wind Energy Association (AWEA). Prior to his fourteen-year tenure at Siemens Gamesa, where he held roles in Europe, Asia and the Americas, he held a variety of roles over a ten-year period at the multinational engineering firm, ABB. Mr. Miranda Soto holds a Master of Business Administration ICADE (Universidad Pontificia de Comillas, Madrid, Spain) and a Master's degree in Industrial Engineering from the Superior Technical Institute of Industrial Engineers of Gijón (Oviedo University, Spain).
R. Scott Mahoney. Mr. Mahoney was appointed Senior Vice President – General Counsel of Avangrid on December 17, 2015. He was appointed Secretary of Avangrid on January 27, 2016, and previously served as vice president-general counsel and secretary of Networks. From January 2007 to June 2012, Mr. Mahoney served as Deputy General Counsel and Chief FERC Compliance Officer for Avangrid, and served in legal and senior executive positions at Avangrid subsidiaries from October 1996 until January 2007. Mr. Mahoney also serves on the board of directors of the Gulf of Maine Research Institute. Mr. Mahoney earned a B.A. from St. Lawrence University, a J.D. from the University of Maine, a master’s degree in environmental law from the Vermont Law School, and a postgraduate diploma in business administration from the University of Warwick. He has received bar admission to the State of Maine, the State of New York, the U.S. Court of Appeals, the U.S. District Court and the U.S. Court of Military Appeals and is a State of Connecticut Authorized House Counsel.
Catherine Stempien. Ms. Stempien was appointed President and Chief Executive Officer of Networks on March 15, 2021. Prior to joining Avangrid, Ms. Stempien served in various roles for Duke Energy Corporation, a publicly-traded energy company, including as the President of Duke Energy Florida, as senior vice president of corporate development with responsibility for Duke Energy's corporate development activities, and as vice president legal for Duke Energy. Ms. Stempien has more than 25 years of legal and financial experience, predominantly in the energy and telecommunications fields. Ms. Stempien previously served as associate general counsel for Cinergy Corp., senior attorney for AT&T Corporation and AT&T Broadband, and associate with Covington & Burling LLP. Ms. Stempien earned a Juris Doctor degree, magna cum laude, from Boston University School of Law and a Bachelor of Arts degree in government from Dartmouth College. She also completed a joint Dartmouth/London School of Economics program in comparative political studies and participated in the Advanced Management Program at Harvard Business School. She is a member of the Bar in the District of Columbia, Colorado, the U.S. Supreme Court, and the U.S. Court of Appeals for the Third Circuit.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information and Holders
Our shares of common stock began trading on the NYSE on December 17, 2015, under the symbol “AGR.” Prior to that time, there was no public market for shares of our common stock.
As of February 21, 2024, there were 2,828 shareholders of record.
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
Performance Graph
The line graph appearing below compares the change in Avangrid’s total shareowner return on its shares of common stock with the return on the S&P Composite-500 Stock Index, the S&P Electric Utilities Index and the S&P Utilities Index for the period December 31, 2018 through December 31, 2023.

	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023
Avangrid	$100.00	$164.50	$142.64	$156.48	$102.66	$78.62
S&P 500	$100.00	$171.70	$202.96	$231.31	$155.48	$207.04
S&P Electric Utilities Index	$100.00	$170.89	$174.91	$182.51	$167.88	$148.68
S&P Utilities Index	$100.00	$172.56	$172.38	$174.96	$159.42	$141.05
The above information assumes that the value of the investment in shares of Avangrid’s common stock and each index was $100 on December 31, 2018, including dividend reinvestment during this time period. The changes displayed are not necessarily indicative of future returns.
Recent Sales of Unregistered Securities
None.
Issuer Repurchases of Equity Securities
There were no repurchases of common stock of Avangrid during the fourth quarter of the year ended December 31, 2023.

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
Avangrid has approximately $44 billion in assets and operations in 24 states concentrated in our two primary lines of business - Avangrid Networks and Avangrid Renewables. Avangrid Networks owns eight electric and natural gas utilities, serving approximately 3.3 million customers in New York and New England. Avangrid Renewables owns and operates 9.3 gigawatts of electricity capacity, primarily through wind and solar power, with a presence in 22 states across the United States. Avangrid supports the achievement of the Sustainable Development Goals approved by the member states of the United Nations, was named among the World’s Most Ethical companies in 2023 for the fifth consecutive year by the Ethisphere Institute, included as a member of the 2023 Bloomberg Gender-Equality Index, and recognized by Just Capital as one of the 2024 Just 100, an annual ranking of the most just U.S. public companies for the fourth time. Avangrid employs approximately 8,000 people. Iberdrola S.A., or Iberdrola, a corporation (sociedad anónima) organized under the laws of the Kingdom of Spain, a worldwide leader in the energy industry, directly owns 81.6% of the outstanding shares of Avangrid common stock. The remaining outstanding shares are owned by various shareholders with approximately 14.7% of Avangrid's outstanding shares publicly-traded on the New York Stock Exchange (NYSE). Avangrid's primary businesses are described below.
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
Through Networks, we own electric distribution, transmission and generation companies and natural gas distribution, transportation and sales companies in New York, Maine, Connecticut and Massachusetts, delivering electricity to approximately 2.3 million electric utility customers and delivering natural gas to approximately 1.0 million natural gas utility customers as of December 31, 2023.
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

Renewables has a combined wind, solar and thermal installed capacity of 9,338 megawatts, or MW, as of December 31, 2023, including Renewables’ share of joint projects, of which 8,045 MW was installed onshore wind capacity and 39 MW of offshore wind capacity. Renewables targets to contract or hedge above 80% of its capacity under long-term PPAs and hedges to limit market volatility. As of December 31, 2023, approximately 78% of the capacity was contracted with PPAs for an average period of approximately 9 years and an additional 11% of production was hedged. Avangrid is one of the three largest wind operators in the United States based on installed capacity as of December 31, 2023, and strives to lead the transformation of the U.S. energy industry to a sustainable, competitive, clean energy future. As of December 31, 2023, Renewables installed capacity includes 68 onshore wind farms and six solar facilities operational in 21 states across the United States.
Terminated Merger with PNMR
On October 20, 2020, Avangrid, PNM Resources, Inc., a New Mexico corporation, or PNMR, and NM Green Holdings, Inc., a New Mexico corporation and wholly-owned subsidiary of Avangrid, or Merger Sub, entered into an Agreement and Plan of Merger (as amended by the Amendment to Merger Agreement dated January 3, 2022, Amendment No. 2 to the Merger Agreement dated April 12, 2023 and Amendment No. 3 to the Merger Agreement dated June 19, 2023), or Merger Agreement, pursuant to which Merger Sub was expected to merge with and into PNMR, with PNMR surviving the Merger as a direct wholly-owned subsidiary of Avangrid, or the Merger for approximately $4.3 billion in aggregate consideration.
On December 31, 2023, Avangrid sent a notice to PNMR terminating the Merger Agreement. The Merger was conditioned, among other things, upon the receipt of certain required regulatory approvals, including the approval of the NMPRC, and provided that the Merger Agreement may be terminated by either Avangrid or PNMR if the closing of the Merger shall not have occurred by 5:00 PM New York City Time on December 31, 2023, or the End Date. Because the required approval of the NMPRC was not received by the End Date and the conditions to the closing of the Merger were not satisfied by the End Date, Avangrid exercised its right to terminate the Merger Agreement. No termination penalties were incurred by either party in connection with the termination of the Merger Agreement. The Funding Commitment Letter and related side letter agreement with Iberdrola terminated automatically upon termination of the Merger Agreement.
In light of the termination of the Merger Agreement, on January 8, 2024, Avangrid filed a motion to withdraw from the appeal it and PNMR’s subsidiary, Public Service Company of New Mexico (PNM), had filed with the New Mexico Supreme Court with respect to the NMPRC’s December 8, 2021, order which had rejected the amended stipulated agreement entered into by PNM, Avangrid and a number of interveners in the NMPRC proceeding with respect to consideration of the joint Merger application.
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
There are a limited number of wind turbine suppliers in the market. Renewables’ largest turbine suppliers, Siemens-Gamesa and GE Wind, were engaged in an intellectual property dispute with respect to certain offshore wind turbines including the wind turbines to be used in the Vineyard Wind 1 project. In July 2022, the federal district court granted Siemens-Gamesa’s request for a permanent injunction barring GE Wind from importing and selling the infringing wind turbines, which carved out the wind turbines for the Vineyard Wind 1 project from such injunction. On April 1, 2023, Siemens-Gamesa and GE Wind announced a global settlement resolving the dispute. Following the settlement, the judge in the patent case vacated the permanent injunction by an order dated April 3, 2023. While there was no material impact on Renewables' operations or turbine procurement arising out of this dispute, we continue to monitor developments with the limited number of turbine suppliers that may have an impact on Renewables' operations or turbine procurement.
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
On June 30, 2023 Avangrid received an exclusion notice from the U.S. Customs and Border Protection, or CBP, in the Port of Fresno, California, denying entry to approximately 220 MWs of solar modules for use in the company’s Bakeoven and Daybreak solar projects. The notice stated that the modules were rejected due to insufficient documentation demonstrating the merchandise was not produced in whole or in part in the Xinjiang Uyghur Autonomous Region or by an entity on the Uyghur Forced Labor Prevention Act, or UFLPA, Entity List within 30 days from which the cargo was detained. In September 2023 Avangrid entered into a bill of sale and assumption and assignment agreement with Iberdrola Renovables Energia SAU, or IRE, a subsidiary of Iberdrola, and the solar panel supplier to assign all of its rights, title and interest in the 220 MWs of solar modules to IRE. Pursuant to such agreement, Avangrid will receive reimbursement of the amounts previously paid to the solar supplier for such modules, when the title to such modules are transferred to IRE upon delivery to IRE's delivery location, expected in Q1 2024.
For more information, see the risk factor in Item 1A. Risk Factors in this Form 10-K.
Summary of Results of Operations
Our operating revenues increased by $386 million from $7,923 million for the year ended December 31, 2022, to $8,309 million for the year ended December 31, 2023.
Networks business revenues increased mainly due to rate increases in New York effective October 12, 2023. Renewables revenues increased mainly due to favorable thermal and power trading due to higher average prices in the period primarily driven by weather.
Net income attributable to Avangrid decreased by $95 million from $881 million for the year ended December 31, 2022, to $786 million for the year ended December 31, 2023. The decrease is primarily driven by a gain recognized in 2022 from the offshore joint venture restructuring transaction in Renewables.
Adjusted net income (a non-GAAP financial measure) decreased by $93 million, from $901 million for the year ended December 31, 2022 to $808 million for the year ended December 31, 2023. The decrease is primarily due to a $240 million decrease in Renewables driven by a gain recognized in 2022 from the offshore joint venture restructuring transaction, offset by a $99 million increase in Networks driven primarily by rate increases in New York effective October 12, 2023 and a $48 million increase in Corporate mainly driven by a tax benefit from unitary state tax changes in the period.
For additional information and reconciliation of the non-GAAP adjusted net income to net income attributable to Avangrid, see “—Non-GAAP Financial Measures.”
See “—Results of Operations” for further analysis of our operating results for the year.

Our financial condition and financing capability will be dependent on many factors, including the level of income and cash flow of our subsidiaries, conditions in the bank and capital markets, economic conditions, interest rates and legislative and regulatory developments.
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
UI has wholesale power supply agreements in place for its entire standard service load for the first half of 2024 and 50% of the second half of 2024. Supplier of last resort service is procured on a quarterly basis and UI has a wholesale power supply agreement in place for the first quarter of 2024.
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
Rates
On September 9, 2022, UI filed a distribution revenue requirement case proposing a three-year rate plan commencing September 1, 2023 through August 31, 2026. The filing was based on a test year ending December 31, 2021, for the rate years beginning September 1, 2023 (UI Rate Year 1), September 1, 2024 (UI Rate Year 2), and September 1, 2025 (UI Rate Year 3). UI requested that PURA approve new distribution rates to recover an increase in revenue requirements of approximately $91 million in UI Rate Year 1, an incremental increase of approximately $20 million in UI Rate Year 2, and an incremental increase of approximately $19 million in UI Rate Year 3, compared to total revenues that would otherwise be recovered under UI’s current rate schedules. UI’s Rate Plan also included several measures to moderate the impact of the proposed rate update for all customers, including, without limitation, a rate levelization proposal to spread the proposed total rate increase over the three rate years, which would result in a change in revenue in UI Rate Year 1 of approximately $54 million. On August 25, 2023, PURA issued its Final Decision on UI's one-year rate plan commencing on September 1, 2023, providing for a rate increase of $23 million based on an allowed ROE of 9.1% that was reduced to 8.63% by certain adjustments. The Final Decision established a capital structure consisting of 50% common equity and 50% debt. The Final Decision results in an average increase in base distribution rates of about 6.6% and an average increase in customer bills of about 2% compared to current levels. On September 18, 2023, UI filed an appeal of the PURA's Final Decision in Connecticut Superior Court, because of factual and legal errors related to the treatment of deferred assets, plant in service, and operating expenses. We cannot predict the outcome of this matter.
On April 24, 2023, the Connecticut Attorney General, Office of Consumer Counsel, Connecticut Public Utilities Regulatory Authority Office of Education, Outreach, and Enforcement and the Connecticut Industrial Energy Consumer filed a Petition requesting that PURA conduct a general rate hearing for CNG. On May 5, 2023, CNG and SCG responded indicating a willingness to file general rate cases for each company. PURA assented to the companies’ proposal on May 21, 2023. On September 29, 2023, SCG and CNG filed a notice of intent to file general rate cases on or about November 3, 2023.
On November 3, 2023, CNG and SCG filed a distribution revenue requirement case proposing a one-year rate plan commencing November 1, 2024 through October 31, 2025, for each company respectively. The filing was based on a test year ending December 31, 2022. CNG requested that PURA approve new distribution rates to recover an increase in revenue requirements of approximately $19.8 million, and SCG requested approval of new distribution rates to recover an increase in revenue requirements of approximately $40.6 million. CNG’s and SCG’s Rate Plan also included several measures to moderate the impact of the proposed rate update for all customers, including the adoption of a low-income discount rate and seeking to maintain their current revenue decoupling and earning sharing mechanisms.
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
Following discovery and settlement negotiations, on June 14, 2023, NYSEG and RG&E filed a Joint Proposal (2023 JP) settlement for a three-year rate plan with the NYPSC. Hearings on the settlement followed in July 2023. The 2023 JP provides for a three-year rate plan for electric and gas service at NYSEG and RG&E commencing May 1, 2023 and continuing through April 30, 2026. For purposes of the 2023 JP, the three rate years are defined as the 12 months ending April 30, 2024 (New York Rate Year 1); April 30, 2025 (New York Rate Year 2); and April 30, 2026 (New York Rate Year 3); respectively. On October 12, 2023, the NYPSC approved the JP 2023, commencing May 1, 2023 and continuing through April 30, 2026. The effective date of new tariffs was November 1, 2023 with a make-whole provision back to May 1, 2023.
The 2023 JP, as approved, includes levelization across the three years of the rate plan for delivery rates for NYSEG's and RG&E’s Electric and Gas businesses. Actual bill impacts vary by customer class based on the agreed‑upon revenue allocation and rate design. The allowed rate of return on common equity for NYSEG Electric, NYSEG Gas, RG&E Electric and RG&E Gas is 9.20%. The common equity ratio for each business is 48.00%.
The 2023 JP also includes an Earnings Sharing Mechanism (ESM) applicable to each business which varies based on the earned ROE with 100% of the customers’ portion of earnings above the sharing threshold that would otherwise be deferred for the benefit of customers to be used to reduce NYSEG's and RG&E’s respective outstanding regulatory asset deferral balances. In addition, 50% of NYSEG's and RG&E’s portion will be used to reduce their respective outstanding storm-related regulatory asset deferral balances to the extent such balances exist.
The 2023 JP further enhances distribution vegetation management, maintains gas safety performance measures, establishes threshold performance levels for designated aspects of customer service quality, and includes three Electric Reliability Performance Measures (SAIFI, CAIDI, and Distribution Line Inspection Program Metric for Level II Deficiencies) with a negative revenue adjustment (NRA) beginning with calendar year 2023, if NYSEG fails to meet its annual SAIFI performance metric.
NYSEG and RG&E will continue a RAM to return or collect the remaining Customer Bill Credits established in the prior rate plan and will continue an Electric Revenue Decoupling Mechanism on a total revenue per class basis.

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
On August 11, 2022, CMP filed a three-year rate plan, with adjustments to the distribution revenue requirement in each year. On May 31, 2023, CMP filed a Stipulation resolving all issues in the case providing for a 9.35% ROE, 50% equity ratio, and 50% earnings sharing for annual earnings in excess of 0.01 basis points of CMP’s allowed ROE. The Stipulation also provided for a two-year forward looking rate plan with increases to occur in four equal levelized amounts every six months beginning on July 1, 2023. The next three increases will occur on January 1, 2024, July 1, 2024, and January 1, 2025. The amount of each increase is $16.75 million. These revenue increases include amounts for operations and maintenance but are primarily driven by increases in capital investment forecast by CMP to occur during the period covered by the Stipulation. The Stipulation also imposes a service quality indicator incentive mechanism on CMP. The incentive is provided by a penalty mechanism that would impose a maximum of $8.8 million per year for a failure to meet specified service quality indicator targets. The Stipulation was approved by the MPUC on June 6, 2023.
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
On September 30, 2011, the Massachusetts Attorney General, DPU, PURA, New Hampshire Public Utilities Commission, Rhode Island Division of Public Utilities and Carriers, Vermont Department of Public Service, numerous New England consumer advocate agencies and transmission tariff customers collectively filed a joint complaint with the FERC, pursuant to sections 206 and 306 of the Federal Power Act against several NETOs claiming that the approved base ROE of 11.14% used by NETOs in calculating formula rates for transmission service under the ISO-New England Open Access Transmission Tariff (OATT) was not just and reasonable and seeking a reduction of the base ROE of 9.2%. CMP and UI are NETOs with assets and service rates that are governed by the OATT and will thereby be affected by any FERC order resulting from the filed complaint.

On December 26, 2012, a second related complaint for a subsequent rate period was filed requesting the ROE be reduced to 8.7%. On July 31, 2014, a third related complaint was filed for a subsequent rate period requesting the ROE be reduced to 8.84%. On April 29, 2016, a fourth complaint was filed for a rate period subsequent to prior complaints requesting the base ROE be 8.61% and ROE Cap be 11.24%.
On October 16, 2018, the FERC issued an order directing briefs and proposing a new methodology to calculate the NETOs ROE that is contained in NETOs’ transmission formula rate on file at FERC. We cannot predict the final outcome of the proceedings.
Legislative and Regulatory Update
New England Clean Energy Connect
In 2018, the New England Clean Energy Connect, or NECEC, transmission project, proposed in a joint bid by CMP and Hydro-Québec, was selected by the Massachusetts electric distribution utilities (EDCs) and the DOER in the Commonwealth of Massachusetts’s 83D clean energy Request for Proposal. The NECEC transmission project includes a 145-mile transmission line linking the electrical grids in Québec, Canada and New England. The project, which has estimated construction costs of approximately $1.5 billion in total, would add 1,200 MW of transmission capacity to supply Maine and the rest of New England with power from reliable hydroelectric generation.
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
ISO-NE issued the final System Impact Study (SIS) for NECEC on May 13, 2020, determining the upgrades required to permit the interconnection of NECEC to the ISO-NE system. On July 9, 2020, the project received the formal I.3.9 approval associated with this interconnection request. CMP, NECEC Transmission LLC and ISO-NE executed an interconnection agreement. With respect to the upgrade required at the Seabrook Nuclear Generation Station, or Seabrook Station, on February

1, 2023, FERC issued an order granting in part Avangrid and NECEC Transmission LLC’s complaint against NextEra Energy Resources, LLC and NextEra Energy Seabrook, LLC, or Seabrook, denying in part Avangrid and NECEC Transmission LLC’s complaint, and dismissing Seabrook’s petition for declaratory order. Among other things, FERC directed Seabrook to replace the breaker at Seabrook Station pursuant to its obligations under Seabrook Station’s large generator interconnection agreement and good utility practice. Furthermore, FERC determined that Seabrook should not recover opportunity or legal costs in connection with the breaker replacement. NextEra sought reconsideration of FERC’s decision, which was denied in April 2023 and by further FERC order in June 2023. NextEra has appealed that decision to the U.S. Court of Appeals for the D.C. Circuit, where it remains pending. We cannot predict the outcome of this proceeding.
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
On November 2, 2021, Maine voters approved, by virtue of a referendum, L.D. 1295 (I.B. 1) (130th Legis. 2021), “An Act To Require Legislative Approval of Certain Transmission Lines, Require Legislative Approval of Certain Transmission Lines and Facilities and Other Projects on Public Reserved Lands and Prohibit the Construction of Certain Transmission Lines in the Upper Kennebec Region” (the “Initiative”), which per its terms would retroactively apply to the NECEC project. In particular, the Initiative (i) required, retroactive to 2020, legislative approval for the construction of any high-impact transmission line in Maine, with approval by a 2/3 vote of all members elected to each House of the Maine Legislature required for such lines crossing or utilizing public lands; (ii) prohibited, retroactive to 2020, construction of a high-impact electric transmission line in the Upper Kennebec Region, and (iii) required, retroactive to 2014, the vote of 2/3 of all members elected to each House of the Maine Legislature for a lease by the Bureau of Parks and Lands (“BPL”) of public reserved lands for transmission lines and similar linear projects.
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
On August 3, 2023, NECEC resumed limited construction and is continuing to evaluate the construction schedule for the NECEC project, related commercial operation date, and total project cost, including potential impacts from increased construction costs, disputes with third party vendors regarding contracts and certain change orders, and a decrease in expected returns. As of December 31, 2023, we have capitalized approximately $807 million for the NECEC project, which includes capitalized interest costs and other additional payments related to the project along with construction costs.
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
Maine Government-Run Power Referendum
In November 2023, Maine voters rejected a government-run power referendum and approved a “No Blank Checks” referendum that requires citizens to approve the debt issued by the State of Maine greater than $1 billion, including debt necessary for a government-controlled entity to seize the assets of an investor-owned utility.
CMP System Upgrades Due to Distributed Generation Demand
CMP has entered into certain interconnection agreements with distributed generation operators and/or developers. Due to the increased demand for solar distribution-side connections, certain reconfigurations of the grid and substation and systems upgrades may be necessary to prevent potential safety issues. CMP is analyzing the anticipated costs of the necessary upgrades and the distributed generation operations and/or developers responsibility for such costs under the interconnection agreements. While no proceedings have been brought before the MPUC, we cannot predict the outcome of this matter or any potential proceedings before the MPUC.
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
Pursuant to Connecticut Act Concerning the Procurement of Energy Derived from Offshore Wind, DEEP solicited proposals from providers of energy derived from offshore wind facilities that are Class I renewable energy sources for up to 2,000 MW in the aggregate and selected Vineyard Wind, an affiliate of UI, to provide 804 MW of offshore wind through the development of its Park City Wind Project. In 2020, UI entered into a PPA with Vineyard Wind for the offshore wind energy. Similar to the case with the zero carbon PPAs discussed above, the net costs of the PPAs were recoverable through electric rates. On October 13, 2023, PURA approved the termination of this agreement between UI and its affiliate for the development of Park City Wind Project.
Reforming the Energy Vision
In April 2014, the NYPSC commenced a proceeding entitled REV, which is a wide-ranging initiative to reform New York State’s energy industry and regulatory practices. REV was divided into two tracks, Track 1 for Market Design and Technology, and Track 2 for Regulatory Reform. REV and its related proceedings have and will continue to propose regulatory changes that are intended to promote more efficient use of energy, deeper penetration of renewable energy resources such as wind and solar and wider deployment of distributed energy resources, or DER, such as micro grids, on-site power supplies and storage.
The NYPSC issued a 2015 order in Track 1, which acknowledged the utilities’ role as a Distribution System Platform provider, and required the utilities to file an initial Distribution System Implementation Plan, or DSIP, followed by bi-annual updates. The next scheduled DSIP update is June 30, 2025.
A Track 2 order was issued in May 2016, and included guidance related to the potential for Earnings Adjustment Mechanisms, or EAMs, Platform Service Revenues, innovative rate designs and data utilization and security. EAMs were approved by the NYPSC on November 19, 2020 in its Order approving the companies' 2020 Rate Plan. Modifications to EAMs were approved by the NYPSC on October 12, 2023 in its Order approving the companies' 2023 Rate Plan.
In 2017, the NYPSC approved a transition from traditional Net Energy Metering, or NEM, towards a more values-based approach (Value Stack) for compensating DER. Since that time, the NYPSC has issued a number of orders on additional Value of Distributed Energy Resources matters. Most recently, NYPSC Staff issued a proposal on Community Distributed Generation Billing, or CDG billing, and Crediting Performance Metrics and Negative Revenue Adjustments, or NRAs. The NYPSC Staff recommends six CDG performance metrics with associated NRAs that would incent improvements to the CDG billing processes. At this time, the outcome of this proceeding is unknown.
Other REV-related orders pertaining to electric vehicles, or EV, an Integrated Energy Data Resource, or IEDR, platform and energy storage are summarized below.
•The NYPSC issued an Order on April 20, 2023 instituting a proceeding to advance infrastructure for medium and heavy-duty vehicles. The Joint Utilities filed an implementation plan with the NYPSC for the medium and heavy-duty pilot program. The Joint Utilities are awaiting NYPSC approval of the implementation plan.
•On February 11, 2021, the NYPSC issued an Order to implement an Integrated Energy Data Resource platform, where NYSERDA was designated as the Program Sponsor of the platform. The Order established a combined cost cap of $12 Million for NYSEG and RG&E for Phase 1, to be deferred and recovered in the next rate case filing after Phase 1 is complete. On January 19, 2024, the NYPSC issued an Order approving the Phase 2 budget, with costs up to the combined cost cap deferred for future recovery in the same manner as Phase 1.
•An order was issued on July 16, 2020 approving a $700 million statewide program (NYSEG and RG&E combined share is approximately $118 million) funded by customers to accelerate the deployment of EV charging stations.
•On December 13, 2018, the NYPSC issued an Order for utilities to file implementation plans detailing a competitive procurement process and cost recovery for deploying qualified storage systems. NYSEG and RG&E have tariffs in effect to collect costs for the procurement of qualified energy storage assets.
Tax Act Proceedings
The Tax Cuts and Jobs Act significantly changed the federal taxation of business entities including, among other things, implementing a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017. Reductions in accumulated deferred income tax balances due to the reduction in the corporate income tax rates result in amounts previously and currently collected from utility customers for these deferred taxes to be refundable to such customers, generally through reductions in future rates. The NYPSC, MPUC, PURA, DPU and the FERC held separate proceedings in New York, Maine, Connecticut, Massachusetts and the FERC, respectively, and for the majority of our regulated utilities, authorized the amortization periods for the return of regulatory liabilities and the recovery of regulatory assets, including the authorization of sur-credits to return the related benefits to rate payers in certain jurisdictions. With regard to SCG, we expect Tax Act savings to be deferred until they are reflected in tariffs in a future rate case, unless PURA determines otherwise.
Power Tax Audits
Previously, CMP, NYSEG and RG&E implemented Power Tax software to track and measure their respective deferred tax amounts. In connection with this change, we identified historical updates needed with deferred taxes recognized by CMP, NYSEG and RG&E and increased our deferred tax liabilities, with a corresponding increase to regulatory assets, to reflect the updated amounts calculated by the Power Tax software. Since 2015, the NYPSC and MPUC accepted certain adjustments to deferred taxes and associated regulatory assets for this item in recent distribution rate cases, resulting in regulatory asset balances of approximately $130 million and $137 million, respectively, at December 31, 2023 and December 31, 2022.

CMP began recovering its regulatory asset in 2020. In 2017, the NYPSC commenced an audit of the power tax regulatory assets. On January 11, 2018, the NYPSC issued an order opening an operations audit of NYSEG and RG&E and certain other New York utilities regarding tax accounting. In September 2023, NYSEG and RG&E received the NYPSC final audit report and in October 2023 we responded with comments and a request for certain clarifications. The report includes recommendations that are primarily intended to enhance existing practices. The NYPSC audit process was completed and the final audit report issued by the Commission on November 21, 2023 with no impacts to the recorded regulatory assets.
Weather Impact
The demand for electric power and natural gas is affected by seasonal differences in the weather. Statewide demand for electricity in New York, Connecticut and Maine tends to increase during the summer months to meet cooling load or in winter months for heating load while statewide demand for natural gas tends to increase during the winter to meet heating load. Market prices for both electricity and natural gas reflect the demand for these products and their availability at that time. Overall operating results of Networks do not fluctuate due to commodity costs as the regulated utilities generally recover those costs coincident with their expense or defer any differences for future recovery. Networks has historically sold less power when weather conditions are milder and may also be affected by severe weather, such as ice and snow storms, hurricanes and other natural disasters which may result in additional cost or loss of revenues that may not be recoverable from customers. However, Networks’ regulated utilities, other than MNG, have approved RDMs as part of the NYPSC, PURA and MPUC rate plans in place for the period ended December 31, 2023. The RDM allows the regulated utilities to defer for future recovery and shortfall from projected revenues whether due to weather, economic conditions, conservation or other factors.
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
Pursuant to Connecticut statute, in January 2017, UI entered into a master agreement with the Connecticut Green Bank to procure Connecticut Class I RECs produced by residential solar installations in 15-year tranches, with the final tranche confirmation executed in 2022. UI’s contractual obligation is to procure 20% of RECs produced by about 255 MW of residential solar installations. Connecticut statutes provide that the net costs (and any benefits) of these contracts, including any gain or loss resulting from the resale of the RECs, are fully recoverable from (or credited to) customers through electric rates.
In 2020, pursuant to the Connecticut Act Concerning the Procurement of Energy Derived From Offshore Wind, UI entered into a PPA with Vineyard Wind, an affiliate of UI, to provide 804 MW of offshore wind through the development of its Park City Wind Project. Similar to the case with the zero carbon PPAs discussed above, the net costs of the PPAs were recoverable through electric rates. On October 2, 2023, Park City Wind entered into a first amendment, termination agreement and release with each of the Connecticut EDCs, providing for an orderly termination of the Park City Wind PPAs. On October 13, 2023, PURA approved the termination agreements.
Pursuant to Maine law, the MPUC is authorized to conduct periodic requests for proposals seeking long-term supplies of energy, capacity or RECs, from qualifying resources. The MPUC is further authorized to order Maine transmission and distribution utilities to enter into contracts with sellers selected from the MPUC’s competitive solicitation process. Pursuant to a MPUC Order dated October 8, 2009, CMP entered into a 20-year agreement with Evergreen Wind Power III, LLC, on March 31, 2010, to purchase capacity and energy from Evergreen’s 60 Megawatt (MW) Rollins wind farm. CMP’s purchase obligations under the Rollins contract are approximately $7 million per year. Pursuant to a MPUC Order dated August 17, 2013, CMP entered into a 20-year fixed rate agreement with Maine Wood Pellets, a 7.1 MW wood-fired biomass cogeneration facility. Pursuant to a MPUC Order dated September 22, 2016, CMP entered into a 20-year fixed rate agreement with Georges River Energy, a 7.5 MW wood-fired biomass cogeneration facility. Pursuant to a MPUC Order dated August 3, 2017, CMP entered into a 20-year fixed rate agreement with Pittsfield Solar 9.9 MW photovoltaic facility. Pursuant to a MPUC Order dated December 18, 2017, CMP entered into a 20-year agreement with Dirigo Solar, LLC on September 10, 2018, to purchase capacity and energy from multiple Dirigo solar facilities throughout CMP’s service territory. CMP’s purchase obligations under the Dirigo contract will increase as additional solar facilities are brought on line, eventually reaching a level of approximately $4 million per year. Pursuant to a MPUC Order dated November 6, 2019, CMP entered into a 20-year agreement with Maine

Aqua Ventus I GP LLC on December 9, 2019, to purchase capacity and energy from an off-shore wind farm under development near Monhegan Island, Maine. CMP’s purchase obligations under the Maine Aqua Ventus contract will be approximately $12 million per year once the facility begins commercial operation. Pursuant to Maine law, the MPUC conducted two competitive solicitation processes to procure, in the aggregate, an amount of energy or RECs from Class 1A resources that is equal to 14% of retail electricity sales in the State during calendar year 2018, or 1.715 million MWh. Of that 14% total, the MPUC must acquire at least 7%, but not more than 10%. Through contracts approved in December 2020 (Tranche 1), CMP was ordered to execute 13 contracts of which six have since terminated. In October 2021 CMP executed contracts with six additional facilities (Tranche 2) of which one has since terminated. Each of the Tranche 1 and Tranche 2 contracts are for 20-year terms. In accordance with MPUC orders, CMP either sells the purchased energy, or in one case the RECs, from these facilities in the ISO New England markets, through periodic auctions of the purchased output to wholesale buyers in the New England regional market, or through a sale to a third party for the RECs. Under Maine law, CMP is assured recovery of any differences between power purchase costs and achieved market revenues through a reconcilable component of its retail distribution rates. Although the MPUC has conducted multiple requests for proposals under Maine law, and has tentatively accepted long-term proposals from other sellers, these selections have not yet resulted in additional currently effective contracts with CMP.
UI RAM Proceedings
On September 17, 2022, a final decision was issued by PURA in connection with PURA’s annual review of UI’s rate adjustment mechanisms, or RAM. In the final decision, PURA included certain line-items in the revenue decoupling mechanism, or RDM, resulting in the disallowance of approximately $5.1 million. On September 1, 2022, UI filed a motion for reconsideration with PURA, which was denied. UI’s appeal to the Connecticut Superior Court was filed on October 31, 2022. Oral argument took place on January 3, 2024.
On August 16, 2023, PURA issued a final decision in UI’s annual RAM, similar to the decision in 2022 resulting in disallowances related to the RDM and incentive compensation of approximately $6.8 million. UI requested Reconsideration of the Final Decision to correct the prior year transmission revenue requirement number used in the decision to update it to the current year. PURA granted the request for Reconsideration on September 25, 2023 and issued decision on the motion on October 25, 2023. UI filed an administrative appeal of this matter on December 8, 2023 with the Connecticut Superior Court. A motion to stay the proceeding pending the outcome of the 2022 RAM appeal was granted on February 1, 2024. We cannot predict the outcome of these matters.
UI Interim Rates
UI filed an application to request interim rates to increase incremental base revenues pending the earlier of: (a) resolution of the administrative appeal of the UI rate case; or (b) the issuance of a final rate decision in a subsequent rate proceeding. PURA denied this motion on December 29, 2023. UI appealed the decision on February 9, 2024. We cannot predict the outcome of this matter.
Citizen’s initiative in Maine
On November 7, 2023, Maine voters approved a citizen’s initiative, or the Initiative, that, among other things, prohibits “foreign government-influenced entities” from any political spending on candidate or referendum campaigns in the state of Maine. The Initiative defines a “foreign government-influenced entity” as an entity in which a foreign government directly or indirectly owns at least a 5% interest. On December 12, 2023, CMP filed suit in the United States District Court for the District of Maine challenging the constitutionality of the Initiative and seeking to enjoin its enforcement. Several other challengers filed similar constitutional challenges. These cases have been consolidated and oral argument will be held on February 23, 2024. We cannot predict the outcome of this matter.
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
On May 6, 2021, in connection with its findings in the Tropical Storm Isaias docket, PURA issued a Notice of Violation to UI for allegedly failing to comply with standards of acceptable performance in emergency preparation or restoration of service in an emergency and with orders of the Authority, and for violations of accident reporting requirements. PURA assessed a civil penalty in the total amount of approximately $2 million. PURA held a hearing on this matter and, in an order dated July 14, 2021, reduced the civil penalty to approximately $1 million. UI filed an appeal of PURA’s decision with the Connecticut

Superior Court. This appeal and the appeal of PURA’s decision on the Tropical Storm Isaias docket have been consolidated. Following oral arguments in October 2022, the court denied UI’s appeal and affirmed PURA’s decisions in their entirety. UI filed a notice of appeal to Connecticut's Appellate court on November 7, 2022. The matter has been briefed and oral argument was held on December 11, 2023.We cannot predict the outcome of this proceeding.
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
Summary Investigation of Management Issues Identified in Management Audit of CMP
As noted above, on February 19, 2020, the MPUC issued its final order in CMP’s distribution revenue case. As part of that order, the MPUC initiated a management audit of CMP and its affiliates to evaluate whether CMP's current management structure, and the management and other services from its affiliates, are appropriate and in the interest of Maine customers. The management audit was commenced in July 2020 by the MPUC’s consultants and on July 12, 2021, the independent auditor released its final report. On September 28, 2021, the MPUC opened a summary investigation to follow up on the management audit report. The MPUC directed CMP to file a plan to incorporate feedback from the management audit. CMP filed a Performance Improvement Plan and parties commented on the plan. CMP provided responsive comments on January 6, 2022. On February 18, 2022, the MPUC opened a narrowly tailored follow-on investigation examining how CMP and its customers are affected by decisions made at the CMP corporate parent level about earnings, capital budgeting, and planning. The investigation was closed by the MPUC with no findings.
CMP Storm Cost Disallowance
On September 6, 2023, the Maine Office of the Public Advocate (OPA) initiated a regulatory proceeding before the MPUC challenging CMP’s 2022 incremental storm costs. The OPA claims that CMP was imprudent in its storm restoration activities in 2022 by retaining an “excessive” number of external storm restoration crews to restore electric service, and seeks a disallowance of approximately $53.6 million of storm related costs from recovery from customers. A hearing is set for May 30, 2024, with MPUC deliberations scheduled for the third quarter of 2024. We cannot predict the outcome of this proceeding.
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
The Joint Proposal (2023 JP) for a three-year rate plan filed by NYSEG and RG&E and approved by the NYPSC on October 12, 2023, contains provisions consistent with, supportive of, and in furtherance of the objectives of the CLCPA including provisions that will, among other things, increase funding for energy efficiency programs, enhance the electric system in anticipation of increased electrification and increase funding for electric heat pump programs, provide funding for improved electric and gas reliability and resiliency, encourage non-pipe and non-wire alternatives, and replace leak prone pipe.
Propel NY Energy Project
On June 20, 2023, a proposal by New York TransCo, in partnership with the New York Power Authority, or NYPA, was selected as the most cost-efficient project by the NYISO in response to a solicitation for the Long Island Offshore Wind Export Public Policy Transmission Need to provide transfer capability of at least 3,000 MW, from the Long Island transmission district to another utility's transmission infrastructure. This project, titled Propel NY Energy Project, has an estimated cost of approximately $2.2 billion, excluding certain interconnection costs that are not yet finalized. Networks holds an approximate 20% ownership interest in New York TransCo.
Customer Arrearages Reduction Order
On June 16, 2022, the NYPSC issued an order authorizing an arrears reduction program targeting low-income customers to provide COVID-19-related relief through a one-time bill credit to eliminate accrued arrears through May 1, 2022. A portion of the targeted arrearages will be funded via direct contributions from the State of New York, and the remainder is to be received via a surcharge to all customers. The surcharge recovery is over five years for RG&E and three years for NYSEG beginning on August 1, 2022.
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
Inflation Reduction Act
In August 2022, the Inflation Reduction Act of 2022, or IRA, was signed into United States law. The IRA created a new corporate alternative minimum tax, or CAMT, of 15% on adjusted financial statement income and an excise tax of 1% on the value of certain stock repurchases. The IRA also contains a number of additional provisions related to tax incentives for investments in renewable energy production, carbon capture, and other climate actions. The CAMT and other various applicable provisions of the IRA are effective for the Company for periods beginning after December 31, 2022. The impact of CAMT will depend on our facts in each year, as well as on anticipated guidance from the U.S. Department of Treasury. The Company paid $32 million of CAMT in 2023, comprised of an estimated $129 million of gross initial obligation; partially offset by $97 million of tax credit utilization. The Company also established an equivalent $129 million, unlimited lived gross CAMT carryforward asset, which will be available in future periods to offset regular income tax that exceeds CAMT.
Pillar Two
The Organization for Economic Co-operation and Development (OECD) has issued Pillar Two model rules that subjects adoptees to a new global minimum tax of 15% intended to be effective on January 1, 2024. In Spain, the Ministry of Finance published draft legislation on Pillar Two in December 2023, but the final rules remain uncertain. The US has not adopted the Pillar Two model rules. Therefore, applicability to Avangrid is currently limited to the indirect impact Spain’s adoption of these rules could have on Iberdrola and its subsidiaries. As part of its financial reporting, Iberdrola Group has assessed Pillar Two implications and concluded that it does not expect a significant equity impact derived from the application of the model rules. Consistent with this assessment, Avangrid does not currently believe Pillar Two will have a significant impact on its earnings or cash flows.

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
The Internal Revenue Service, or IRS, provided continuity safe harbor guidance that requires renewable projects to be completed within four years of the year construction commences. Any projects that do not meet this requirement will fall outside of the safe harbor and be subject to IRS scrutiny with regard to the date construction commenced. In 2020, the IRS allowed projects beginning construction in 2016 or 2017 an additional year (five years total) to complete construction. In late December 2020, the IRS issued a notice giving onshore wind projects on federal lands with transmission permit requirements, and offshore wind projects 10 years to complete construction.
Vineyard Wind 1 Federal Approval
On May 11, 2021, the U.S. Bureau of Ocean Energy Management, or BOEM, issued its Record of Decision, or ROD, approving Vineyard Wind 1, an 806 MW offshore wind project that is a joint venture with CIP.
Lawsuits were filed in July 2021, August 2021, September 2021 and January 2022 against the federal permitting agencies and related officials, including BOEM, the U.S. Fish and Wildlife Service, NOAA Fisheries Directorate, U.S. Army Corps of Engineers and the U.S. Department of the Interior challenging the approval of the proposed Vineyard Wind 1 Project. Vineyard Wind 1 has intervened in these lawsuits to support the federal defense and protect its rights. Motions to dismiss filed in each of these lawsuits were granted in favor of the federal defendants and Vineyard Wind 1. Each of these lawsuits has been appealed. We cannot predict the outcome of these proceedings.
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
In connection with the Texas Weather Event, a number of plaintiffs have filed multiple cases against generators and natural gas suppliers, including certain Renewables entities in Texas, alleging liability for injuries and damages arising from the event under a variety of legal theories. The plaintiffs have amended many of their petitions within the multidistrict litigation, and more than 100 of the cases now name Renewables entities among the defendants. Four of the consolidated cases have been designated as “bellwether” cases and are proceeding to resolve certain common issues of fact and law. In May 2022, the Renewables entities were part of a broader motion to dismiss by all generators in the bellwether cases in which they were named. These motions were argued on October 11, 2022. On January 27, 2023 the Court issued orders granting in part and denying in part the generators’ motion to dismiss. The Court’s order dismissed plaintiffs’ tortious interference and conspiracy claims, but allowed all other claims to proceed. The generators subsequently filed mandamus petitions with the Texas Courts of Appeal, seeking review of the lower court’s decision on the motions. On December 14, 2023, the Houston Court of Appeals dismissed all claims against generators in Texas arising out of the Texas Winter Event holding that the generator defendants (including the Renewables entities) have no legal duty to retail customers, and therefore the retail customers have no negligence causes of action against them. The plaintiffs have appealed the decision.

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
Commonwealth Wind and Park City PPAs
In October 2022 Commonwealth Wind and Park City Wind announced that they would seek to re-negotiate the price of the certain Power Purchase Agreements, or PPAs, to help mitigate the impacts of inflation, increased interest rates and supply chain disruptions on the projects. Following DPU's approval of the Commonwealth Wind PPAs, motions filed with the DPU with respect to the suspension of the proceeding to review the PPAs and termination of the PPAs and appeal to the Supreme Judicial Court of Massachusetts of the DPU's approval order, each of the EDCs filed with the DPU a first amendment, termination agreement and release agreed with Commonwealth Wind, providing for an orderly termination of the PPAs, withdrawal or dismissal of Commonwealth Wind’s appeal, and payment by Commonwealth Wind of a $48 million termination payment to the EDCs an amount equal to the development period security provided for in the PPAs on July 13, 2023. The DPU approved the termination agreements on August 2, 2023 and Commonwealth Wind filed for a dismissal of its appeal of the DPU’s approval order.
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
Results of Operations
The following table sets forth financial information by segment for each of the periods indicated.

	Year Ended December 31, 2023
	Total	Networks	Renewables	Other(1)
	(in millions)
Operating Revenues	$8,309	$6,855	$1,456	$(2)
Operating Expenses
Purchased power, natural gas and fuel used	2,429	1,987	442	—
Operations and maintenance	3,109	2,582	529	(2)
Depreciation and amortization	1,158	694	456	8
Taxes other than income taxes	683	596	74	13
Total Operating Expenses	7,379	5,859	1,501	19
Operating Income	930	996	(45)	(21)
Other Income (Expense)
Other income (expense)	129	146	24	(41)
Earnings (losses) from equity method investments	6	15	(9)	—
Interest expense, net of capitalization	(409)	(287)	(16)	(106)
Income Before Income Tax	656	870	(46)	(168)
Income tax expense (benefit)	(9)	141	(67)	(83)
Net Income (Loss)	665	729	21	(85)
Net loss (income) attributable to noncontrolling interests	121	(3)	124	—
Net Income (Loss) Attributable to Avangrid, Inc.	$786	$726	$145	$(85)

	Year Ended December 31, 2022
	Total	Networks	Renewables	Other(1)
	(in millions)
Operating Revenues	$7,923	$6,782	$1,141	$—
Operating Expenses
Purchased power, natural gas and fuel used	2,456	2,295	161	—
Operations and maintenance	2,872	2,338	526	8
Depreciation and amortization	1,085	660	424	1
Taxes other than income taxes	658	588	66	4
Total Operating Expenses	7,071	5,881	1,177	13
Operating Income	852	901	(36)	(13)
Other Income (Expense)
Other income (expense)	30	33	10	(13)
Earnings (losses) from equity method investments	262	11	251	—
Interest expense, net of capitalization	(303)	(220)	(16)	(67)
Income Before Income Tax	841	725	209	(93)
Income tax expense (benefit)	20	94	(114)	40
Net Income (Loss)	821	631	323	(133)
Net loss (income) attributable to noncontrolling interests	60	(3)	63	—
Net Income (Loss) Attributable to Avangrid, Inc.	$881	$628	$386	$(133)

	Year Ended December 31, 2021
	Total	Networks	Renewables	Other(1)
	(in millions)
Operating Revenues	$6,974	$5,754	$1,220	$—
Operating Expenses
Purchased power, natural gas and fuel used	1,719	1,489	230	—
Operations and maintenance	2,706	2,198	495	13
Depreciation and amortization	1,014	616	397	1
Taxes other than income taxes	640	575	72	(7)
Total Operating Expenses	6,079	4,878	1,194	7
Operating Income (Loss)	895	876	26	(7)
Other Income (Expense)
Other (expense) income	60	66	(4)	(2)
Losses (earnings) from equity method investments	7	12	(5)	—
Interest expense, net of capitalization	(298)	(217)	(1)	(80)
Income Before Income Tax	664	737	16	(89)
Income tax expense (benefit)	21	98	(48)	(29)
Net Income (Loss)	643	639	64	(60)
Net loss (income) attributable to noncontrolling interests	64	(3)	67	—
Net Income (Loss) Attributable to Avangrid, Inc.	$707	$636	$131	$(60)
(1)Other amounts represent Corporate and intersegment eliminations.
Comparison of Period to Period Results of Operations
Operating revenues increased by $386 million from $7,923 million for the year ended December 31, 2022, to $8,309 million for the year ended December 31, 2023.
Purchased power, natural gas and fuel used decreased by $27 million from $2,456 million for the year ended December 31, 2022, to $2,429 million for the year ended December 31, 2023.

Operations and maintenance increased by $237 million from $2,872 million for the year ended December 31, 2022, to $3,109 million for the year ended December 31, 2023.
Details of the period to period comparison are described below at the segment level.
Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022
Networks
Operating revenues for the year ended December 31, 2023 increased by $73 million from $6,782 million for the year ended December 31, 2022, to $6,855 million. Electricity and gas revenues increased by $311 million, primarily due to rate increases in New York effective October 12, 2023, offset by a $4 million unfavorable impact from deferrals mainly driven by unfavorable changes in net plant reconciliation due to delays in the meters' installation schedules in New York in the current period. Electricity and gas revenues changed due to the following items that have offsets within the income statement: a decrease of $308 million in purchased power and purchased gas (offset in purchased power) driven by lower average pricing in commodities in the period, offset by an increase of $74 million in flow through amortizations (offset in operating expenses).
Purchased power, natural gas and fuel used for the year ended December 31, 2023 decreased by $308 million from $2,295 million for the year ended December 31, 2022, to $1,987 million. The decrease is primarily driven by a $308 million decrease in average commodity prices and an overall decrease in electricity and gas units procured due to lower degree days in the period.
Operations and maintenance during the year ended December 31, 2023 increased by $244 million from $2,338 million for the year ended December 31, 2022, to $2,582 million. The increase is driven by increased business and corporate costs of $74 million, a $46 million increase in personnel expenses primarily driven by higher headcount and a $50 million increase in uncollectible expenses due to higher bad debt provision in the current period. In addition, there were increases of $74 million in flow-through amortizations (which is offset in revenue)
Renewables
Operating revenues for the year ended December 31, 2023 increased by $315 million from $1,141 million for the year ended December 31, 2022, to $1,456 million. The increase in operating revenues was primarily due to an increase of $123 million in favorable thermal and power trading due to wider spark spreads in the period primarily driven by weather, favorable MtM changes of $274 million on energy derivative transactions entered for economic hedging purposes, $6 million from the sale of assets, offset by a $83 million decrease in merchant prices driven by lower average prices in the current period and a $5 million decrease from production, including new assets in service and curtailment payments in the current period.
Purchased power, natural gas and fuel used for the year ended December 31, 2023 increased by $281 million from $161 million for the year ended December 31, 2022, to $442 million. The increase is primarily due to unfavorable MtM changes on derivatives of $253 million driven by market price changes in the period and an increase of $28 million in power and gas purchases due to higher average prices in the current period driven by weather.
Operations and maintenance for the year ended December 31, 2023 increased by $3 million from $526 million for the year ended December 31, 2022, to $529 million. The increase is primarily due to a $16 million increase in connection with an offshore contract provision compared to the same period of 2022, a $6 million increase driven by the write-off of certain development projects and $5 million higher corporate charges in the current period, offset by a $24 million decrease in the bad debt provision in the current period driven by lower uncollectibles billed arising from the weather event in the PJM market in 2022.
Depreciation, Amortization and Impairment
Depreciation, amortization and impairment expenses for the year ended December 31, 2023 increased by $73 million from $1,085 million for the year ended December 31, 2022, to $1,158 million. The increase is primarily driven by $66 million from plant additions in Networks and Renewables and $7 million in Other in the current period.
Other Income and (Expense) and Equity Earnings
Other income and (expense) and equity earnings for the year ended December 31, 2023 decreased by $157 million from $292 million for the year ended December 31, 2022, to $135 million. The decrease is primarily due to $256 million of unfavorable equity earnings, driven by a $246 million gain recognized in 2022 from the offshore joint venture restructuring transaction in Renewables, offset by a $80 million favorable change in non-service component of pension expense driven by revised actuarial studies (which is partially offset within revenue) and a $19 million increase in allowance for funds used during construction in Networks primarily driven by the NECEC project construction resumed in 2023.
Interest Expense, Net of Capitalization
Interest expense for the year ended December 31, 2023 increased by $106 million from $303 million for the year ended December 31, 2022, to $409 million. The change is primarily due to an increase of $27 million in carrying charges on regulatory deferrals and $32 million due to increased debt in the period at Networks and a $110 million increase in Other mainly driven by increased outstanding balances on commercial paper and the intragroup loan and unfavorable changes in the fair value hedges in the current period, offset by $63 million of capitalized interest driven by higher interest rates in the period.
Income Tax Expense
The effective tax rate, inclusive of federal and state income tax, for the year ended December 31, 2023 was (1.4)%, which is below the federal statutory tax rate of 21%, primarily due to the recognition of production tax credits, Tax Act excess deferred tax amortization, state tax benefit, the equity component of allowance for funds used during construction and other property related flow through items, partially offset by tax equity financing impacts. The effective tax rate, inclusive of federal and state income tax, for the year ended December 31, 2022, was 2.4%, primarily due to the recognition of production tax credits, Tax Act excess deferred tax amortization, the equity component of allowance for funds used during construction, and the release of our federal valuation allowance in 2022 as a result of the Inflation Reduction Act enacted in August 2022 that will permit us to utilize tax attributes that were previously expected to expire.
Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021
Networks
Operating revenues for the year ended December 31, 2022 increased by $1,028 million from $5,754 million for the year ended December 31, 2021, to $6,782 million. Electricity and gas revenues increased by $116 million, primarily due to rate increases in New York effective December 1, 2020, $10 million increase in late payment fees, and a favorable $16 million of other various deferrals primarily driven by sales use tax payments in the period. Electricity and gas revenues changed due to the following items that have offsets within the income statement: an increase of $806 million in purchased power and purchased gas (offset in purchased power) driven by higher average pricing in commodities in the period, a $25 million increase from deferral of pension settlement charges (offset in other income) as a result of freezing of pension benefit accruals and contribution credits for non-union employees in 2022 and an increase of $55 million in flow through amortizations (offset in operating expenses).
Purchased power, natural gas and fuel used for the year ended December 31, 2022 increased by $806 million, from $1,489 million for the year ended December 31, 2021, to $2,295 million. The increase is primarily driven by a $806 million increase in average commodity prices and an overall increase in electricity and gas units procured due to higher degree days in the period.
Operations and maintenance during the year ended December 31, 2022 increased by $140 million from $2,198 million for the year ended December 31, 2021, to $2,338 million. The increase is driven by increased business costs of $41 million, an increase of $27 million in uncollectible expenses driven primarily by higher bad debt provisions in New York, and a $17 million increase in personnel expenses primarily driven by higher headcount in the period. In addition, there were increases of $55 million in flow-through amortizations (which is offset in revenue).
Renewables
Operating revenues for the year ended December 31, 2022 decreased by $79 million from $1,220 million for the year ended December 31, 2021, to $1,141 million. The decrease in operating revenues was primarily due to a $128 million decrease in merchant prices driven mainly by lower demand as compared to the same period of 2021 when demand was higher during the Texas storm, $15 million from the sale of assets in 2021 and unfavorable MtM changes of $5 million on energy derivative transactions entered for economic hedging purposes, offset by $42 million in favorable thermal and power trading driven by higher average prices in the period, a $24 million increase driven by higher demand during the weather event in the PJM market and $3 million from production, including new assets in service and curtailment payments in the current period.
Purchased power, natural gas and fuel used for the year ended December 31, 2022 decreased by $69 million from $230 million for the year ended December 31, 2021, to $161 million. The decrease is primarily due to a decrease of $11 million in power and gas purchases due to lower average prices in 2022 compared to 2021 and favorable MtM changes on derivatives of $58 million driven by market price changes in the period.

Operations and maintenance for the year ended December 31, 2022 increased by $31 million from $495 million for the year ended December 31, 2021, to $526 million. The increase is primarily due to a $13 million increase in the bad debt provision driven mainly by provisions during the weather event in the PJM market in 2022, a $24 million increase in connection with an offshore contract provision, a $13 million increase in personnel costs driven primarily by increase in headcount in the period, $9 million increase in other operating costs primarily driven by an increase in corporate charges in the period, and $5 million driven by settlement of liquidated damage claims recorded in 2021, offset by a decrease of $33 million primarily driven by the write-off of certain development projects in the same period of 2021.
Depreciation, Amortization and Impairment
Depreciation, amortization and impairment expenses for the year ended December 31, 2022 increased by $71 million from $1,014 million for the year ended December 31, 2021, to $1,085 million. The increase is driven by $65 million from plant additions in Networks and Renewables in the period and $6 million increase driven by amortization of a deferred gain recorded in 2021.
Other Income and (Expense) and Equity Earnings
Other income and (expense) and equity earnings for the year ended December 31, 2022 increased by $225 million from $67 million for the year ended December 31, 2021, to $292 million. The increase is primarily due to a $246 million gain recognized in 2022 from the offshore joint venture restructuring transaction in Renewables, offset by a $21 million unfavorable change in the non-service component of pension expense driven by revised actuarial studies in Networks (which is partially offset within revenue).
Interest Expense, Net of Capitalization
Interest expense for the year ended December 31, 2022 decreased by $5 million from $298 million for the year ended December 31, 2021, to $303 million. The change is primarily due to an increase of $2 million of interest expense at Networks (unfavorable $11 million interest expense from increased debt, offset by $5 million of favorable carrying charges and $4 million favorable regulatory amortizations primarily driven by lower regulatory deferrals from the rate case in New York that was approved November 19, 2020) and a $4 million increase in Other mainly driven by increased outstanding balances on commercial papers.
Income Tax Expense
The effective tax rate, inclusive of federal and state income tax, for the year ended December 31, 2022 was 2.4%, which is below the federal statutory tax rate of 21%, primarily due to the recognition of production tax credits, Tax Act excess deferred tax amortization, the equity component of allowance for funds used during construction, and the release of our federal valuation allowance in 2022 as a result of the Inflation Reduction Act enacted in August 2022 that will permit us to utilize tax attributes that were previously expected to expire. The effective tax rate, inclusive of federal and state income tax, for the year ended December 31, 2021, was 3.2%, which is below the federal statutory tax rate of 21%, primarily due to the recognition of production tax credits, Tax Act excess deferred tax amortization and the equity component of allowance for funds used during construction.
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
We define adjusted net income as net income adjusted to exclude mark-to-market earnings from changes in the fair value of derivative instruments, costs incurred in connection with the COVID-19 pandemic, costs incurred related to the PNMR Merger and other transactions, accelerated depreciation from the repowering of wind farms, and costs incurred in connection with an offshore contract provision. We believe adjusted net income is more useful in understanding and evaluating actual and projected financial performance and contribution of Avangrid core lines of business and to more fully compare and explain our results. The most directly comparable U.S. GAAP measure to adjusted net income is net income. We also define adjusted earnings per share, or adjusted EPS, as adjusted net income converted to an earnings per share amount.
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
The use of non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to Avangrid’s U.S. GAAP financial information, and investors are cautioned that the non-GAAP financial measures are limited in their usefulness, may be unique to Avangrid and should be considered only as a supplement to Avangrid’s U.S. GAAP financial measures. The non-GAAP financial measures may not be comparable to other similarly titled measures of other companies and have limitations as analytical tools.
Non-GAAP financial measures are not primary measurements of our performance under U.S. GAAP and should not be considered as alternatives to operating income, net income or any other performance measures determined in accordance with U.S. GAAP.
The following tables provide a reconciliation between Net Income attributable to Avangrid and non-GAAP measures Adjusted Net Income, Adjusted EBITDA and Adjusted EBITDA with Tax Credits by segment for the years ended December 31, 2023, 2022 and 2021, respectively:

	Year Ended December 31, 2023
	Total	Networks	Renewables	Corporate *
	(in millions)
Net Income Attributable to Avangrid, Inc.	$786	$726	$145	$(85)
Adjustments:
Mark-to-market adjustments - Renewables	(21)	—	(21)	—
Merger and other transaction costs	11	1	6	3
Offshore contract provision	40	—	40	—
Accelerated depreciation from repowering	1	—	1	—
Income tax impact of adjustments (1)	(8)	—	(7)	(1)
Adjusted Net Income (2)	$808	$727	$163	$(82)

Net (loss) income attributable to noncontrolling interests	(121)	3	(124)	—
Income tax (benefit) expense	(1)	141	(60)	(82)
Depreciation and amortization	1,158	694	456	8
Interest expense, net of capitalization	409	287	16	106
Other (income) expense	(129)	(146)	(24)	41
Losses (earnings) from equity method investments	(6)	(15)	9	—
Adjusted EBITDA (3)	$2,118	$1,691	$436	$(9)

Retained PTCs and ITCs	162	—	162	—
PTCs allocated to tax equity investors	150	—	150	—
Adjusted EBITDA with Tax Credits (3)	$2,430	$1,691	$749	$(9)

	Year Ended December 31, 2022
	Total	Networks	Renewables	Corporate *
	(in millions)
Net Income Attributable to Avangrid, Inc.	$881	$628	$386	$(133)
Adjustments:
Mark-to-market adjustments - Renewables	—	—	—	—
Impact of COVID-19	—	—	—	—
Merger and other transaction costs	4	—	—	4
Offshore contract provision	24	—	24	—
Accelerated depreciation from repowering	—	—	—	—
Income tax impact of adjustments (1)	(7)	—	(6)	(1)
Adjusted Net Income (2)	$901	$628	$403	$(130)

Net (loss) income attributable to noncontrolling interests	(60)	3	(63)	—
Income tax (benefit) expense	27	94	(108)	41
Depreciation and amortization	1,085	660	424	1
Interest expense, net of capitalization	303	220	16	67
Other (income) expense	(30)	(33)	(10)	13
Losses (earnings) from equity method investments	(262)	(11)	(251)	—
Adjusted EBITDA (3)	$1,964	$1,561	$411	$(8)

Retained PTCs and ITCs	162	—	162	—
PTCs allocated to tax equity investors	119	—	119	—
Adjusted EBITDA with Tax Credits (3)	$2,246	$1,561	$693	$(8)

	Year Ended December 31, 2021
	Total	Networks	Renewables	Corporate *
	(in millions)
Net Income (Loss) Attributable to Avangrid, Inc.	$707	$636	$131	$(60)
Adjustments:
Mark-to-market adjustments - Renewables	53	—	53	—
Impact of COVID-19	34	34	—	—
Merger and other transaction costs	12	—	—	12
Offshore contract provision	—	—	—	—
Accelerated depreciation from repowering	—	—	—	—
Income tax impact of adjustments (1)	(26)	(9)	(14)	(3)
Adjusted Net Income (2)	$780	$661	$170	$(51)

Net (loss) income attributable to noncontrolling interests	(64)	3	(67)	—
Income tax (benefit) expense	47	107	(34)	(26)
Depreciation and amortization	1,014	616	397	1
Interest expense, net of capitalization	298	217	1	80
Other (income) expense	(60)	(66)	4	2
Losses (earnings) from equity method investments	(7)	(12)	5	—
Adjusted EBITDA (3)	$2,008	$1,526	$476	$7

Retained PTCs and ITCs	175	—	175	—
PTCs allocated to tax equity investors	80	—	80	—
Adjusted EBITDA with Tax Credits (3)	$2,263	$1,526	$731	$7
(1)Income tax impact of adjustments: For the year ended December 31, 2023, $6 million from MtM adjustment, $(3) million from merger and other transaction costs and $(11) million from an offshore contract provision. For the year ended December 31, 2022, $(6) million from an offshore contract provision and $(1) million from merger and other transaction costs. For the year ended December 31, 2021, $14 million from MtM adjustment, $9 million from COVID-19 impacts and $3 million from merger and other transaction costs.
(2)Adjusted Net Income is a non-GAAP financial measure and is presented after excluding MtM activities in Renewables, costs incurred related to the PNMR Merger and other transactions, accelerated depreciation from the repowering of wind farms, an offshore contract provision and costs incurred in connection with the COVID-19 pandemic.
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
Comparison of Period to Period Results of Operations
Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022
Adjusted net income
Adjusted net income decreased by $93 million from $901 million for the year ended December 31, 2022 to $808 million for the year ended December 31, 2023. The decrease is primarily due to a $240 million decrease in Renewables driven by a gain recognized in 2022 from the offshore joint venture restructuring transaction, offset by a $99 million increase in Networks driven primarily by rate increases in New York effective October 12, 2023 and a $48 million increase in Corporate mainly driven by a tax benefit from unitary state tax changes in the period.
Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021
Adjusted net income
Adjusted net income increased by $121 million from $780 million for the year ended December 31, 2021 to $901 million for the year ended December 31, 2022. The increase is primarily due to a $233 million increase in Renewables driven by a gain recognized in 2022 from the offshore joint venture restructuring transaction and favorable tax expense from valuation allowances and state tax rate changes which are primarily offset in Corporate, offset by a $33 million decrease in Networks driven primarily by higher business costs and uncollectible expenses in the period, $79 million decrease in Corporate mainly driven by unfavorable tax expense from unitary rate changes in the period which are primarily offset in Renewables.
The following tables reconcile Net Income attributable to Avangrid to Adjusted Net Income (non-GAAP), and EPS attributable to Avangrid to adjusted EPS (non-GAAP) for the years ended December 31, 2023, 2022 and 2021, respectively:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Networks	$726	$628	$636
Renewables	145	386	131
Corporate (1)	(85)	(133)	(60)
Net Income	786	881	707
Adjustments:
Mark-to-market adjustments - Renewables (2)	(21)	—	53
Impact of COVID-19 (3)	—	—	34
Merger and other transaction costs (4)	11	4	12
Offshore contract provision (5)	40	24	—
Accelerated depreciation from repowering (6)	1	—	—
Income tax impact of adjustments	(8)	(7)	(26)
Adjusted Net Income (7)	$808	$901	$780

	Year Ended December 31,
	2023	2022	2021
Networks	$1.88	$1.62	$1.78
Renewables	0.37	1.00	0.37
Corporate (1)	(0.22)	(0.34)	(0.17)
Earnings Per Share	2.03	2.28	1.97
Adjustments:
Mark-to-market adjustments - Renewables (2)	(0.06)	—	0.15
Impact of COVID-19 (3)	—	—	0.10
Merger and other transaction costs (4)	0.03	0.01	0.03
Offshore contract provision (5)	0.10	0.06	—
Accelerated depreciation from repowering (6)	—	—	—
Income tax impact of adjustments	(0.02)	(0.02)	(0.07)
Adjusted Earnings Per Share (7)	$2.09	$2.33	$2.18
(1)Includes corporate and other non-regulated entities as well as intersegment eliminations.
(2)Mark-to-market earnings relates to earnings impacts from changes in the fair value of Renewables' derivative instruments associated with electricity and natural gas.
(3)Represents costs incurred in connection with the COVID-19 pandemic, mainly related to bad debt provisions.
(4)Pre-merger and other transaction costs incurred.
(5)Costs incurred in connection with an offshore contract provision.
(6)Represents the amount of accelerated depreciation derived from the repowering of wind farms in Renewables.
(7)Adjusted Net Income and Adjusted Earnings Per Share are non-GAAP financial measures and are presented after excluding MtM activities in Renewables, costs incurred related to the PNMR Merger and other transactions, accelerated depreciation from the repowering of wind farms, an offshore contract provision and costs incurred in connection with the COVID-19 pandemic.
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

Liquidity
We optimize our liquidity within the United States through a series of arms-length intercompany lending arrangements with our subsidiaries and among our regulated utilities to provide for lending of surplus cash to subsidiaries with liquidity needs, subject to the limitation that the regulated utilities may not lend to unregulated affiliates. These arrangements minimize overall short-term funding costs and maximize returns on the temporary cash investments of the subsidiaries. At December 31, 2023, we had cash and cash equivalents of $91 million, as compared to $69 million at December 31, 2022. We have the capacity to borrow up to $3,575 million from the lenders committed to the Avangrid Credit Facility described below.
Avangrid Commercial Paper Program
Avangrid has a commercial paper program with a limit of $2 billion that is backstopped by the Avangrid Credit Facility (described below). As of December 31, 2023 and February 21, 2024, there was $1,332 million and $1,906 million, respectively, of commercial paper outstanding, presented net of discounts on the balance sheet. As of December 31, 2023, the weighted-average interest rate on outstanding commercial paper was 5.65%.
Avangrid Credit Facility
Avangrid and its subsidiaries, NYSEG, RG&E, CMP, UI, CNG, SCG and BGC, each of which are joint borrowers, have a revolving credit facility with a syndicate of banks, or the Avangrid Credit Facility, that provides for maximum borrowings of up to $3,575 million in the aggregate, which was executed on November 23, 2021.
Under the terms of the Avangrid Credit Facility, each joint borrower has a maximum borrowing entitlement, or sublimit, which can be periodically adjusted to address specific short-term capital funding needs, subject to the maximum limit contained in the agreement. On November 23, 2021, the executed Avangrid Credit Facility increased Avangrid's maximum sublimit from $1,500 million to $2,500 million. The Avangrid Credit Facility contains pricing that is sensitive to Avangrid's consolidated greenhouse gas emissions intensity. The Credit Facility also contains negative covenants, including one that sets the ratio of maximum allowed consolidated debt to consolidated total capitalization at 0.65 to 1.00, for each borrower. Under the Avangrid Credit Facility, each of the borrowers will pay an annual facility fee that is dependent on their credit rating. The initial facility fees will range from 10 to 22.5 basis points. The maturity date for the Avangrid Credit Facility is November 22, 2026. On July 17, 2023, the Avangrid Credit Facility was amended and restated to, among other things, provide for the replacement of LIBOR-based rates with SOFR-based rates and remove provisions related to the extension of credit to the Public Service Company of New Mexico and Texas-New Mexico Power Company. As of both December 31, 2023 and February 21, 2024, we had no borrowings outstanding under this credit facility.
Since the Avangrid credit facility is also a backstop to the Avangrid commercial paper program, the total amount available under the facility as of December 31, 2023 and February 21, 2024, was $2,233 million and $1,656 million, respectively.
Iberdrola Group Credit Facility
On June 18, 2023, Avangrid's credit facility with Iberdrola Financiación, S.A.U., a subsidiary of Iberdrola, matured. The facility had a limit of $500 million. On July 19, 2023, we replaced this credit facility with an increased limit of $750 million and maturity date of June 18, 2028. Avangrid pays a quarterly facility fee of 22.5 basis points (rate per annum) on the facility based on Avangrid’s current Moody’s and S&P ratings for senior unsecured long-term debt. As of December 31, 2023 and February 21, 2024, there was $0 and $100 million outstanding amount under this credit facility, respectively.
Supplier Financing Arrangements
To manage cash flow and related liquidity, we operate a supplier financing arrangement under which certain suppliers can obtain accelerated settlement on invoices from the banking provider. This is a form of reverse factoring which has the objective of serving the group's suppliers by giving them early access to funding. This supplier financing program allows participating suppliers the ability to voluntarily elect to sell our payment obligations to a designated third-party financial institution. We have no economic interest in a supplier’s decision to enter into the arrangements. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted by our suppliers’ decisions to sell amounts under these arrangements. As of December 31, 2023 and 2022, the amount of notes payable under supplier financing arrangements was $0 and $171 million, respectively. For the period ended December 31, 2023, $175 million of confirmed invoices were paid under the program. As of December 31, 2022, the weighted average interest rate on the balance was 5.48%.
Group Cash Pool
We are a party to a liquidity agreement with Bank of America, N.A. along with certain members of the Iberdrola Group. The liquidity agreement aids the Iberdrola Group in efficient cash management and reduces the need for external borrowing by the pool participants. Parties to the agreement, including us, may deposit funds with or borrow from the financial institution, provided that the net balance of funds deposited or borrowed by all pool participants in the aggregate is not less than zero. As of both December 31, 2023 and 2022, the balance was $0. Any deposit amounts would be reflected in our consolidated balance sheets under cash and cash equivalents because our deposited surplus funds under the cash pooling agreement are highly-liquid short-term investments.
Off-Balance Sheet Arrangements
At December 31, 2023, we had approximately $2,188 million of standby letters of credit, surety bonds, guarantees and indemnifications outstanding, which includes guarantees of our own performance. These instruments provide financial assurance to the business and trading partners of Avangrid and its subsidiaries in their normal course of business. The instruments only represent liabilities if Avangrid or its subsidiaries fail to deliver on contractual obligations. We therefore believe it is unlikely that any material liabilities associated with these instruments will be incurred and, accordingly, as of December 31, 2023, neither we nor our subsidiaries have any liabilities recorded for these instruments.
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
Our long-term debt issuances during 2023 were as follows:

Company	Issue Date	Type	Amount (Millions)	Interest rate	Maturity
NYSEG	7/3/2023	Tax Exempt Bond	$100	4.00%	2034
UI	10/2/2023	Tax Exempt Bond	$64	4.50%	2033
NYSEG	8/8/2023	Green 144A Bond	$350	5.65%	2028
NYSEG	8/8/2023	Green 144A Bond	$400	5.85%	2033
RG&E	12/13/2023	Green Private Bond	$100	5.62%	2028
RG&E	12/13/2023	Green Private Bond	$25	5.89%	2034
RG&E	12/13/2023	Green Private Bond	$50	5.99%	2036
RG&E	12/13/2023	Green Private Bond	$75	6.22%	2053
CMP	12/13/2023	Green Private Bond	$55	5.65%	2029
CMP	12/13/2023	Green Private Bond	$70	6.04%	2038
UI	12/13/2023	Green Private Bond	$156	6.09%	2034
UI	12/13/2023	Green Private Bond	$34	6.29%	2038
CNG	12/13/2023	Private Bond	$36	6.20%	2032
CNG	12/13/2023	Private Bond	$19	6.49%	2038
SCG	12/13/2023	Private Bond	$30	6.04%	2034
SCG	12/13/2023	Private Bond	$30	6.24%	2038
Corporate	7/19/2023	Intragroup Green Loan	$800	5.45%	2033

At December 31, 2023, Networks had $7,791 million of debt, including the current portion thereof, consisting of first mortgage bonds, senior unsecured notes, tax-exempt bonds and various other forms of debt. Networks' regulated utilities are required by regulatory order to maintain a minimum ratio of common equity to total capital that is tied to the capital structure used in the establishment of their revenue requirements. Pursuant to these requirements, each of NYSEG, RG&E, CMP and MNG must maintain a minimum equity ratio equal to the ratio in its currently effective rate plan or decision measured using a trailing 13-month average. On a monthly basis, each utility must maintain a minimum equity ratio of no less than 300 basis points below the equity ratio used to set rates. UI, SCG, CNG and BGC are restricted from paying dividends if paying such dividend would result in their respective common equity ratio being lower than 300 basis points below the equity percentage used to set rates in the most recent distribution rate proceeding as measured using a trailing 13-month average calculated as of the most recent quarter end. The regulated utilities periodically pay dividends to, or receive capital contributions from, Avangrid in order to maintain the minimum equity ratio requirement. They each independently incur indebtedness by issuing investment grade debt securities. Networks’ regulated utilities were in compliance with these regulatory orders as of December 31, 2023.
At December 31, 2023, we had a $39 million finance lease liability outstanding in the Renewables segment relating to a sale-leaseback arrangement on a solar generation facility. Renewables has also sourced capital through tax equity financing arrangements associated with certain wind farm projects. The arrangements allocate substantially all of the projects' taxable income and PTCs to the tax equity investor, along with a percentage of cash generated by the projects, in exchange for investor contributions. On April 29, 2022, we closed on a TEF agreement, receiving $14 million from a tax equity investor related to the Lund Hill solar farm that reached partial mechanical completion on the same date. In March 2023 we received additional investment from our investor in the amount of $61 million. Lund Hill is owned by Solis Solar Power I, LLC (Solis I). In November 2023, we received additional funding of $124 million from tax equity investor related to Aeolus VIII.
At December 31, 2023, Corporate had $2,805 million of long-term debt, including the current portion thereof, outstanding. Long-term debt in Corporate consists mainly of $600 million of 3.15% notes due in 2024, $750 million of 3.20% notes due in 2025, 750 million of 3.80% notes due in 2029 and $800 million of 5.45% intragroup loan due in 2033.
In our credit facilities, long-term borrowings, financing leases and tax-equity partnerships, we and our affiliates that are parties to the agreements are subject to covenants that are standard for such agreements. Affirmative covenants impose certain obligations on the borrower and negative covenants limit certain activities by the borrower. The agreements also define certain events of default, including but not limited to non-compliance with the covenants that may automatically in some circumstances, or at the option of the lenders in other circumstances, trigger acceleration of the obligations. We and our affiliates were in compliance with all such covenants at December 31, 2023 and throughout 2023.
Intragroup Green Loan
On July 19, 2023, we entered into a green term loan agreement with Iberdrola Financiación, S.A.U., an affiliate of Iberdrola, with an aggregate principal amount of $800 million maturing on July 13, 2033 at an interest rate of 5.45% (the Intragroup Green Loan).
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
Capital Expenditures
The regulated utilities’ capital expenditures over the last three years have been as follows:

	2023	2022	2021
	(in millions)
NYSEG	$852	$759	$743
RG&E	410	374	394
CMP*	554	338	682
UI	264	226	186
SCG	111	101	86
CNG	74	66	63
BGC	32	22	17
MNG	2	3	4
Corporate	8	23	55
Total	$2,307	$1,912	$2,230
*Includes NECEC Transmission LLC’s capital expenditures in the NECEC project.
Networks continued its capital expenditures during 2023 to upgrade and expand electricity and natural gas transmission and distribution infrastructure. In 2023, we continued capital investments in a number of programs in Maine, New York and Connecticut, including substation modernization, storm resiliency program grid automation, new transmission investments, pole replacement programs, projects related to improvement of system operations, reliability and resiliency, replacement of aging infrastructure, and new customer connections.
Renewables’ capital expenditures for the years set forth below were as follows:

	2023	2022	2021
	(in millions)
Wind & solar	$477	$662	$928
Thermal	13	28	18
Corporate (1)	17	13	12
Other capitalized costs (2)	256	83	106
Total capital expenditures	$763	$786	$1,064
(1)Includes information technology and facilities and safety (security).
(2)Includes capitalized interest, labor and other costs.
In 2023, Renewables made capital expenditures of $477 million on construction of True North Solar, Powell Creek Solar, Lund Hill Solar, Bakeoven Solar, Montague Solar, Midland, and other wind and solar assets and $13 million in capital expenditures on the Klamath gas-fired cogeneration facility, or the Klamath Plant, along with other capitalized costs incurred on wind and solar assets.
Capital Projects
An important part of our business strategy involves capital projects. Networks plans to invest a total of approximately $13 billion from 2024 to 2028 to upgrade and expand electricity and natural gas transmission and distribution infrastructure. In the next 12 months, Networks plans to invest $413 million in Maine, including Distribution Line Inspection Repairs Program, Transmission Line Asset Condition Replacements Program, Substation Modernization Program, Storm Resiliency Program and Grid Automation. NECEC plans to invest $644 million in the next 12 months. NYSEG plans to invest $1 billion in the next 12 months, including Advanced Meter Infrastructure Project, BES Program, Distribution Line Inspection Repairs Program, Grid Automation Program, Transmission Line Asset Condition Replacements Program, CLCPA Transmission Projects, Storm Resiliency Program, Make Ready, Pole Replacement Program and Gas Distribution Mains and Leak Prone Main replacements. RG&E plans to invest $422 million in the next 12 months, including Advanced Meter Infrastructure Project, BES Program, Webster Area Reliability Program, Pole Replacement Program, Grid Automation Program, Storm Resiliency Program, Gas Distribution Mains and Leak Prone Main Replacement programs. UIL plans to invest $472 million in the next 12 months, including a number of programs and projects related to improvement of system operations, reliability and resiliency, replacement of aging infrastructure, and new customer connections. For gas operations, the most notable investments include distribution main replacements, leak prone replacements, the connection of new customers, and infrastructure improvements.
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

The following is a summary of the cash flows by activity for the years ended December 31, 2023, 2022 and 2021, respectively:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Cash Flows
Net cash provided by operating activities	$919	$1,035	$1,561
Net cash used in investing activities	(3,099)	(2,548)	(2,440)
Net cash provided by financing activities	2,202	108	889
Net increase (decrease) in cash, cash equivalents and restricted cash	$22	$(1,405)	$10
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
The cash from operating activities for the year ended December 31, 2023 compared to the year ended December 31, 2022 decreased by $116 million, primarily attributable to a net decrease in current assets and liabilities driven by timing of cash collections and cash disbursements, and higher interest payments during the period.
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
In 2023, net cash used in investing activities was $3,099 million, which primarily was comprised of $2,972 million of capital expenditures and $287 million of capital contributions to the offshore joint venture, partially offset by $112 million of contributions in aid of construction.
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
In 2023, financing activities provided $2,202 million in cash reflecting primarily a net increase in non-current debt and current notes payable of $2,705 million and contribution from non-controlling interests of $203 million in the period, offset by distributions to non-controlling interests of $16 million and dividends of $681 million.
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
Contractual Obligations
As of December 31, 2023, our contractual obligations (excluding any tax reserves) were as follows:

	Total	2024	2025	2026	2027	2028	Thereafter
	(in millions)
Leases (1)	$436	$51	$25	$26	$29	$35	$271
Easements (2)	1,105	29	32	32	31	33	948
Projected future pension benefit plan contributions (3)	239	36	19	46	33	29	76
Long-term debt (including current maturities) (4)	10,596	612	1,107	660	484	716	7,017
Interest payments (5)	4,684	436	414	415	373	350	2,696
Material purchase commitments (6)	1,909	1,484	214	84	52	18	57
Total Contractual Obligations	$18,969	$2,648	$1,811	$1,263	$1,001	$1,181	$11,065
(1)Represents lease contracts relating to operational facilities, office building leases and vehicle and equipment leases. These amounts represent our expected unadjusted portion of the costs to pay as amounts related to contingent payments are predominantly linked to electricity generation at the respective facilities.
(2)Represents easement contracts which are not classified as leases.
(3)The qualified pension plans’ contributions are generally based on the estimated minimum pension contributions required under the Employee Retirement Income Security Act of 1974, as amended, and the Pension Protection Act of 2006, as well as contributions necessary to avoid benefit restrictions and at-risk status and agreements with state regulatory agencies. These amounts represent estimates that are based on assumptions that are subject to change.
(4)See debt payment discussion in “Long-term Capital Resources.”
(5)Interest payments are estimated based on final maturity dates of debt securities outstanding at December 31, 2023, and do not reflect anticipated future refinancing, early redemptions or debt issuances. Variable rate interest obligations are estimated based on rates as of December 31, 2023.
(6)Represents forward purchase commitments under power, gas and other arrangements and contractual obligations for material and services on order but not yet delivered at December 31, 2023.
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
Accounting for Pensions and Other Post-Retirement Benefits
We provide pensions and other post-retirement benefits for a significant number of employees, former employees and retirees. We account for those benefits in accordance with the accounting rules for retirement benefits. In accounting for our pension and other post-retirement benefit plans, or the Avangrid plans, we make assumptions regarding the valuation of benefit obligations and the performance of plan assets. The primary assumptions include the discount rate, the expected long-term return on plan assets, health care cost trend rates, mortality assumptions, demographic assumptions and other factors. We apply consistent estimation techniques regarding our actuarial assumptions, where appropriate, across the Avangrid plans of our operating subsidiaries. The estimation technique we use to develop the discount rate for the Avangrid plans is based upon the settlement of such liabilities as of December 31, 2023, using a hypothetical portfolio of actual, high quality bonds, that would generate cash flows required to settle the liabilities. We believe such an estimate of the discount rate accurately reflects the settlement value for plan obligations and results in cash flows that closely match the expected payments to participants. The estimation technique we use to develop the long-term rate of return on plan assets is based on a projection of the long-term rates of return on plan assets that will be earned over the life of the plan, including considerations of investment strategy, historical experience and expectations for long-term rates of return.
The weighted-average discount rate used in accounting for qualified pension obligations in 2023 was 5.18%, representing an increase of 233 basis points from 2022. The expected rate of return on plan assets for qualified pension benefits in 2023 was 6.35%, representing an increase of 2 basis points from 2022. The following table reflects the estimated sensitivity associated with a change in certain significant actuarial assumptions (each assumption change is presented mutually exclusive of the other assumption changes):

		Impact on 2023 Pension Expense Increase (Decrease)
	Change in Assumption	Pension Benefits	Post Retirement Benefits
		(in millions)
Increase in discount rate	50 basis points	$(12)	$(1)
Decrease in discount rate	50 basis points	$12	$1
Increase in return on plan assets	50 basis points	$(11)	$—
Decrease in return on plan assets	50 basis points	$11	$—
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
Business Combinations and Assets Acquisitions
We apply the acquisition method of accounting to account for business combinations. The consideration transferred for an acquisition is the fair value of the assets transferred, the liabilities incurred, including contingent consideration, and the equity interests issued by the acquirer. We measure identifiable assets acquired and liabilities and contingent liabilities assumed in a business combination initially at their fair values at the acquisition date. For material transactions where valuations require significant assumptions and judgments, we utilize independent third-party valuation specialists and review their work prior to recording the transaction.
In contrast to a business combination (disposal), we classify a transaction as an asset acquisition (disposal) when substantially all the fair value of the gross assets acquired (disposed) is concentrated in a single identifiable asset or group of similar identifiable assets or otherwise does not meet the definition of a business. Similar to business combinations, we may utilize third-party valuation specialists for material asset transactions that require significant judgment in the valuation process.
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

In assessing goodwill for impairment, we have the option to first perform a qualitative assessment to determine whether a quantitative assessment is necessary. If we determine, based on qualitative factors, that the fair value of the reporting unit is more likely than not greater than the carrying amount, no further testing is required. If we bypass the qualitative assessment, or perform the qualitative assessment but determine it is more likely than not that its fair value is less than its carrying amount, we perform a quantitative test to compare the fair value of the reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, we record an impairment loss as a reduction to goodwill and a charge to operating expenses, but the loss recognized would not exceed the total amount of goodwill allocated to the reporting unit. For 2023, we utilized a qualitative assessment for the Networks reporting units and a quantitative assessment for the Renewables reporting unit.
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

Our income tax expense and related balance sheet amounts involve management judgment and use of estimates. Amounts of deferred income tax assets and liabilities, current and noncurrent accruals, and determination of uncertain tax positions involve judgments and estimates of the timing and probability of recognition of income and deductions by taxing authorities. In making these judgments, we consider the status of any income tax examinations that are in progress, historical resolutions of tax issues, positions taken by the taxing authorities on similar issues with other taxpayers, among other criteria. Our actual income taxes could vary from estimated amounts because of the actual resolution of tax issues, forecasts of financial condition and changes in tax laws and regulations.
Our tax positions are evaluated under a more-likely-than-not recognition threshold before they are recognized for financial reporting purposes. The term more-likely-than-not means a likelihood of more than 50%. We use judgment to determine when a tax position reaches this threshold.
Our assessment regarding the realizability of deferred tax assets involves judgments and estimates including the impact of forecasted taxable income and tax planning strategies to utilize tax attributes before they expire.
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
Long-term supply contracts reduce our exposure to market fluctuations. We have electricity commodity purchases and sales contracts for energy (physical contracts) that have been designated and qualify for the normal purchase normal sale exemption in accordance with the accounting requirements concerning derivative instruments and hedging activities. Further information regarding derivative financial instruments and hedging activities is provided in Notes 11 and 12 of our consolidated financial statements contained in this Annual Report on Form 10-K.
Renewables merchant wind facilities are subject to price risk, which is hedged with fixed price power trades and gas trades. Our combined cycle power plant is subject to heat rate risk, which is hedged with fixed price power and fixed price gas and basis positions. Those measures mitigate our commodity price exposure, but do not completely eliminate it. Some long-term hedges do not qualify for hedge accounting. This introduces some MtM volatility into yearly profit and loss accounts.
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
Renewables uses a 95% probability level over a one-day holding period, indicating that it can be 95% confident that losses over one day would not exceed that value. The average VaR for 2023 was $11.4 million compared to a 2022 average of $13.6 million.
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
Interest Rate Risk
Total debt outstanding was $11,928 million at December 31, 2023, of which $2,082 million had a floating interest rate. A change of 25 basis points in this interest rate would result in an interest expense or income fluctuation of approximately $3 million annually. The estimated fair value of our long-term debt at December 31, 2023 was $10,266 million, in comparison to a book value of $10,596 million.
Avangrid uses financial derivative instruments from time to time to alter its fixed and floating rate debt balances or to hedge fixed rates in anticipation of future fixed rate issuances. Further information regarding our interest rate derivative financial instruments is provided in Note 12 of our consolidated financial statements contained in this Annual Report on Form 10-K.
Credit Risk
This risk is defined as the risk that a third party will not fulfill its contractual obligations and, therefore, generate losses for Avangrid. Networks is exposed to nonpayment of customer bills. Standard debt recovery procedures are in place, in accordance with best practices and in compliance with applicable state regulations and embedded tariff mechanisms, to manage uncollectible expense. Our credit department, based on guidelines approved by our board, establishes and manages its counterparty credit limits. We have developed a matrix of unsecured credit thresholds that are dependent on a counterparty’s or the counterparty guarantor’s applicable credit rating. Credit risk is mitigated by contracting with multiple counterparties and limiting exposure to individual counterparties or counterparty families to clearly defined limits based upon the risk of counterparty default. At the counterparty level, we employ specific eligibility criteria in determining appropriate limits for each prospective counterparty and supplement this with netting and collateral agreements, including margining, guarantees, letters of credit and cash deposits, where appropriate.
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
Based on our policies and risk exposures related to credit risk from its management in Renewables, we do not anticipate a material adverse effect on our financial statements as a result of counterparty nonperformance. As of December 31, 2023, approximately 97% of our energy management counterparty credit risk exposure is associated with companies that have investment grade credit ratings.
Treasury Management (including Liquidity Risk)
We optimize our liquidity through a series of arms-length intercompany lending arrangements with our subsidiaries and among the regulated utilities to provide for lending of surplus cash to subsidiaries with liquidity needs, subject to the limitation that the regulated utilities may not lend to unregulated affiliates. These arrangements minimize overall short-term funding costs and maximize returns on the temporary cash investments of the subsidiaries. We have the capacity to borrow from third parties through a $2 billion commercial paper program, the $3,575 million Avangrid Credit Facility, which backstops the commercial paper program, and $750 million from an Iberdrola Group Credit Facility. For more information, see the section entitled “—Liquidity and Capital Resources—Liquidity Resources” of this Annual Report on Form 10-K.

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
Renewables
Renewables historically has been financed through equity contributions, intercompany loans during construction, tax equity partnerships and, to a lesser extent, sale-leaseback arrangements. The outstanding balance of its financing lease was $39 million at December 31, 2023.
Renewables is a party to a cash pooling arrangement with Avangrid, Inc. All Renewables revenues are concentrated in and all Renewables disbursements are made from Avangrid, Inc. Net cash surpluses or deficits at Renewables are recorded as intercompany receivables or payables and these balances are periodically reduced to zero through dividends or capital contributions. In March 2023, Renewables recorded a net non-cash dividend of $453 million to Avangrid, Inc. to zero out account balances that had principally accumulated prior to January 2023.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Avangrid, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Avangrid, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule I (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of the impairment of the carrying value of goodwill in the Renewables reporting unit
As discussed in Notes 3(g) and 7 to the consolidated financial statements, the goodwill balance as of December 31, 2023 was $3,119 million, of which $372 million related to the Renewables reporting unit. The Company performs goodwill impairment testing on an annual basis or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s goodwill impairment assessment process, including controls related to the determination of the forecasted power production, forecasted market prices and discount rates used to estimate the fair value of the Renewables reporting unit. To assess the Company’s ability to forecast revenues, we compared the Renewables reporting unit’s historical revenue forecasts to actual revenues. We compared the Renewables reporting unit’s forecasted power production to historical power production. We also evaluated the forecasted power production and forecasted market prices by comparing them to third-party published reports published by industry analysts. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in testing the selected discount rates by independently developing discount rates using publicly available market data for comparable entities and comparing them to the Company’s discount rates.
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
February 22, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Avangrid, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Avangrid, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule I (collectively, the consolidated financial statements), and our report dated February 22, 2024 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
New York, New York
February 22, 2024

Avangrid, Inc. and Subsidiaries
Consolidated Statements of Income

Years Ended December 31,	2023	2022	2021
(Millions, except for number of shares and per share data)
Operating Revenues	$8,309	$7,923	$6,974
Operating Expenses
Purchased power, natural gas and fuel used	2,429	2,456	1,719
Operations and maintenance	3,109	2,872	2,706
Depreciation and amortization	1,158	1,085	1,014
Taxes other than income taxes, net	683	658	640
Total Operating Expenses	7,379	7,071	6,079
Operating Income	930	852	895
Other Income and (Expense)
Other income	129	30	60
Earnings from equity method investments	6	262	7
Interest expense, net of capitalization	(409)	(303)	(298)
Income Before Income Tax	656	841	664
Income tax (benefit) expense	(9)	20	21
Net Income	665	821	643
Net loss attributable to noncontrolling interests	121	60	64
Net Income Attributable to Avangrid, Inc.	$786	$881	$707

Earnings Per Common Share, Basic:	$2.03	$2.28	$1.97
Earnings Per Common Share, Diluted:	$2.03	$2.27	$1.97
Weighted-average Number of Common Shares Outstanding:
Basic	386,810,088	386,727,246	358,086,621
Diluted	387,164,874	387,215,785	358,578,608
The accompanying notes are an integral part of our consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

Years Ended December 31,	2023	2022	2021
(Millions)
Net Income	$665	$821	$643
Other Comprehensive Income
Gain for defined benefit plans, net of income taxes of $0, $3 and $0, respectively	—	14	2
Amortization of pension cost, net of income taxes of $0, $1 and $(1), respectively	(1)	4	(8)
Unrealized gain (loss) from equity method investment, net of income taxes of $1, $6 and $(3), respectively	5	22	(9)
Unrealized gain (loss) during the year on derivatives qualifying as cash flow hedges, net of income taxes of $6, $0 and $(44), respectively	17	(1)	(159)
Reclassification to net income of losses on cash flow hedges, net of income taxes of $48, $19 and $(3), respectively	134	54	12
Other Comprehensive Income (Loss)	155	93	(162)
Comprehensive Income	820	914	481
Net loss attributable to noncontrolling interests	121	60	64
Comprehensive Income Attributable to Avangrid, Inc.	$941	$974	$545
The accompanying notes are an integral part of our consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Consolidated Balance Sheets

As of December 31,	2023	2022
(Millions)
Assets
Current Assets
Cash and cash equivalents	$91	$69
Accounts receivable and unbilled revenues, net	1,588	1,737
Accounts receivable from affiliates	11	5
Notes receivable from affiliates	4	3
Derivative assets	68	60
Fuel and gas in storage	185	268
Materials and supplies	310	235
Prepayments and other current assets	429	386
Regulatory assets	718	447
Total Current Assets	3,404	3,210
Total Property, Plant and Equipment ($2,643 and $2,707 related to VIEs, respectively)	32,857	30,994
Operating lease right-of-use assets	195	159
Equity method investments	718	437
Other investments	46	49
Regulatory assets	2,811	2,321
Other Assets
Goodwill	3,119	3,119
Intangible assets	284	281
Derivative assets	162	140
Other	393	413
Total Other Assets	3,958	3,953
Total Assets	$43,989	$41,123
The accompanying notes are an integral part of our consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Consolidated Balance Sheets

As of December 31,	2023	2022
(Millions, except share information)
Liabilities
Current Liabilities
Current portion of debt	$612	$412
Notes payable	1,347	566
Notes payable to affiliate	13	2
Interest accrued	104	66
Accounts payable and accrued liabilities	1,924	2,007
Accounts payable to affiliates	—	39
Dividends payable	170	170
Taxes accrued	66	61
Operating lease liabilities	16	13
Derivative liabilities	64	133
Other current liabilities	662	593
Regulatory liabilities	261	354
Total Current Liabilities	5,239	4,416
Regulatory liabilities	2,694	2,915
Other Non-current Liabilities
Deferred income taxes	2,451	2,234
Deferred income	996	1,062
Pension and other postretirement	554	491
Operating lease liabilities	199	161
Derivative liabilities	111	164
Asset retirement obligations	306	273
Environmental remediation costs	254	279
Other	525	563
Total Other Non-current Liabilities	5,396	5,227
Non-current debt	9,184	8,215
Non-current debt to affiliate	800	8
Total Non-current Liabilities	18,074	16,365
Total Liabilities	23,313	20,781
Commitments and Contingencies	—	—
Equity
Stockholders' Equity:
Common stock, $.01 par value, 500,000,000 shares authorized, 387,872,787 and 387,734,757 shares issued; 386,770,915 and 386,628,586 shares outstanding, respectively	4	3
Additional paid-in capital	17,701	17,694
Treasury stock	(47)	(47)
Retained earnings	2,015	1,910
Accumulated other comprehensive loss	(25)	(180)
Total Stockholders’ Equity	19,648	19,380
Noncontrolling interests	1,028	962
Total Equity	20,676	20,342
Total Liabilities and Equity	$43,989	$41,123

The accompanying notes are an integral part of our consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

Years Ended December 31,	2023	2022	2021
(Millions)
Cash Flow from Operating Activities
Net income	$665	$821	$643
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,158	1,085	1,014
Accretion expenses	15	14	12
Regulatory assets/liabilities amortization and carrying cost	(39)	(65)	(72)
Pension cost	(13)	11	52
Earnings from equity method investments	(6)	(262)	(7)
Distribution of earnings from equity method investments	28	23	17
Unrealized (gains) losses on marked to market derivative contracts	(21)	—	86
Loss from divestment and disposal of property	5	2	24
Deferred taxes	44	18	11
Other non-cash items	(87)	(48)	(82)
Changes in operating assets and liabilities:
Current assets	(162)	(837)	(275)
Noncurrent assets	(401)	(123)	(45)
Current liabilities	(147)	385	286
Noncurrent liabilities	(120)	11	(103)
Net Cash Provided by Operating Activities	919	1,035	1,561
Cash Flow from Investing Activities
Capital expenditures	(2,972)	(2,519)	(2,976)
Contributions in aid of construction	112	123	130
Proceeds from sale of property, plant and equipment	65	31	24
(Payments to) receipts from affiliates	—	(3)	5
Cash distribution from equity method investments	4	18	155
Other investments and equity method investments, net	(308)	(198)	222
Net Cash Used in Investing Activities	(3,099)	(2,548)	(2,440)
Cash Flow from Financing Activities
Non-current debt issuances	1,515	791	833
Non-current debt issuance with affiliate	800	—	—
Repayments of non-current debt	(378)	(365)	(304)
Repayment of non-current debt with affiliate	—	—	(3,000)
Receipts (Repayments) of other short-term debt, net	768	236	(306)
Repayments of financing leases	(6)	(9)	(6)
Repurchase of common stock	—	—	(33)
Issuance of common stock	(3)	(1)	3,998
Distributions to noncontrolling interests	(16)	(10)	(10)
Contributions from noncontrolling interests	203	147	330
Dividends paid	(681)	(681)	(613)
Net Cash Provided by Financing Activities	2,202	108	889
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	22	(1,405)	10
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	72	1,477	1,467
Cash, Cash Equivalents and Restricted Cash, End of Year	$94	$72	$1,477
Supplemental Cash Flow Information
Cash paid for interest, net of amounts capitalized	$338	$273	$279
Cash (refund) paid for income taxes, net of transferred tax credits (Note 16)	$(40)	$15	$2
The accompanying notes are an integral part of our consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity

	Avangrid, Inc. Stockholders
(Millions, except for number of shares)	Number of shares (*)	Common Stock	Additional paid-in capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interests	Total Equity
Balances, December 31, 2020	309,077,300	$3	$13,665	$(14)	$1,666	$(111)	$15,209	$617	$15,826
Net income	—	—	—	—	707	—	707	(64)	643
Other comprehensive loss, net of tax of $(51)	—	—	—	—	—	(162)	(162)	—	(162)
Comprehensive income									481
Dividends declared, $1.76/share	—	—	—	—	(647)	—	(647)	—	(647)
Release of common stock held in trust	301,239	—	—	—	—	—	—	—	—
Issuance of common stock	77,883,713	—	3,998	—	—	—	3,998	—	3,998
Repurchase of common stock	(694,148)	—	—	(33)	—	—	(33)	—	(33)
Stock-based compensation	—	—	16	—	—	—	16	—	16
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(10)	(10)
Contributions from noncontrolling interests	—	—	—	—	(12)	—	(12)	342	330
Balances, December 31, 2021	386,568,104	3	17,679	(47)	1,714	(273)	19,076	885	19,961
Net income	—	—	—	—	881	—	881	(60)	821
Other comprehensive income, net of tax of $29	—	—	—	—	—	93	93	—	93
Comprehensive income									914
Dividends declared, $1.76/share	—	—	—	—	(681)	—	(681)	—	(681)
Release of common stock held in trust	4,355	—	—	—	—	—	—	—	—
Issuance of common stock	56,127	—	(1)	—	—	—	(1)	—	(1)
Repurchase of common stock	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	16	—	—	—	16	—	16
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(10)	(10)
Contributions from noncontrolling interests	—	—	—	—	(4)	—	(4)	147	143
Balances, December 31, 2022	386,628,586	3	17,694	(47)	1,910	(180)	19,380	962	20,342
Net income	—	—	—	—	786	—	786	(121)	665
Other comprehensive income, net of tax of $55	—	—	—	—	—	155	155	—	155
Comprehensive income									820
Dividends declared, $1.76/share	—	—	—	—	(681)	—	(681)	—	(681)
Release of common stock held in trust	4,299	—	—	—	—	—	—	—	—
Issuance of common stock	138,030	1	(4)	—	—	—	(3)	—	(3)
Stock-based compensation	—	—	11	—	—	—	11	—	11
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(16)	(16)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	203	203
Balances, December 31, 2023	386,770,915	$4	$17,701	$(47)	$2,015	$(25)	$19,648	$1,028	$20,676
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
Termination of a Material Definitive Agreement
On December 31, 2023, Avangrid sent a notice to PNM Resources, Inc., a New Mexico corporation (PNMR), terminating the previously announced Agreement and Plan of Merger (as amended by the Amendment to Merger Agreement dated January 3, 2022, Amendment No. 2 to the Merger Agreement dated April 12, 2023 and Amendment No. 3 to the Merger Agreement dated June 19, 2023 (Merger Agreement)), pursuant to which NM Green Holdings, Inc. a New Mexico corporation and wholly-owned subsidiary of the corporation (Merger Sub), agreed to merge with and into PNMR (Merger), with PNMR surviving the Merger as a direct wholly-owned subsidiary of Avangrid. A description of the Merger Agreement was included in the Current Reports on Form 8-K filed by Avangrid on October 21, 2020, January 3, 2022, April 12, 2023 and June 20, 2023, and is incorporated herein by reference.
The Merger was conditioned, among other things, upon the receipt of certain required regulatory approvals, including the approval of the New Mexico Public Regulation Commission (NMPRC), and provided that the Merger Agreement may be terminated by either Avangrid or PNMR if the closing of the Merger shall not have occurred by 5:00 PM New York City Time on December 31, 2023 (End Date). Because the required approval of the NMPRC was not received by the End Date and the conditions to the closing of the Merger were thus not satisfied by the End Date, Avangrid exercised its right to terminate the Merger Agreement. No termination penalties were incurred by either party in connection with the termination of the Merger Agreement. The Funding Commitment Letter and related side letter agreement terminated automatically upon termination of the Merger Agreement.
In light of the termination of the Merger Agreement, on January 8, 2024, Avangrid filed a motion to withdraw from the appeal it and PNMR’s subsidiary, Public Service Company of New Mexico (PNM), had filed with the New Mexico Supreme Court with respect to the NMPRC’s December 8, 2021, order which had rejected the amended stipulated agreement entered into by PNM, Avangrid and a number of interveners in the NMPRC proceeding with respect to consideration of the joint Merger application.
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

We depreciate the cost of plant and equipment in use on a straight-line basis, less any estimated residual value. The main asset categories are depreciated over the following estimated useful lives:

Major class	Asset Category	Estimated Useful Life (years)
Plant	Combined cycle plants	35-75
	Hydroelectric power stations	45-90
Wind power stations
	Structural components	25-40
	Rotary components	25-30
	Solar power stations	30
	Transmission and transport facilities	10-80
	Distribution facilities	4-80
Equipment	Conventional meters and measuring devices	10-85
	Computer software	1-25
Other	Buildings	10-75
	Operations offices	4-70
Networks determines depreciation expense using the straight-line method, based on the average service lives of groups of depreciable property, which include estimated cost of removal, in service at each operating company. Networks charges the original cost of utility plant retired or otherwise disposed to accumulated depreciation. Networks' composite rate of depreciation was 2.8% of average depreciable property for both 2023 and 2022.
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

(j) Impairment of long-lived assets
We evaluate property, plant and equipment and other long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment evaluation is based on undiscounted cash flow analysis at the lowest level to which cash flows of the long-lived assets or asset groups are largely independent of the cash flows of other assets and liabilities. We are required to recognize an impairment loss if the carrying amount of the asset exceeds the undiscounted future net cash flows associated with that asset. For the Renewables segment, the property, plant and equipment are grouped on a market hub-basis where we have interdependent revenues. Renewables development projects (e.g., prior to reaching the commercial operation date) are analyzed for impairment at a project level.
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
Certain derivatives that hedge specific cash flows that qualify and are designated for hedge accounting are classified as cash flow hedges. We report the gain or loss on the derivative instrument as a component of Other Comprehensive Income (OCI) and later reclassify amounts into earnings when the underlying transaction occurs, which we present in the same income statement line item as the earnings effect of the hedged item. Certain interest rate derivatives that hedge a liability (i.e. debt)

that qualify and are designated for hedge accounting are classified as fair value hedges. Changes in the fair value of interest rate derivatives designated as a fair value hedge and the offsetting changes in the fair value of the underlying hedged exposure (i.e. debt) are recorded in Interest expense. For all designated and qualifying hedges, we maintain formal documentation of the hedge and effectiveness testing in accordance with the accounting standards for derivatives and hedging. If we determine that the derivative is no longer highly effective as a hedge, we will discontinue hedge accounting prospectively. For cash flow hedges of forecasted transactions, we estimate the future cash flows of the forecasted transactions and evaluate the probability of the occurrence and timing of such transactions. If we determine it is probable that the forecasted transaction will not occur, we immediately recognize in earnings hedge gains and losses previously recorded in OCI.
Renewables classifies certain contracts for the purchase and sale of both gas and electricity as derivatives, in accordance with the applicable accounting standards. Renewables may also have gains or losses from certain contracts, that are not designated as cash flow hedges, including those entered into for proprietary trading purposes, which it generally classifies as derivative revenue.
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
(o) Trade receivables and unbilled revenues, net of allowance for credit losses
We record trade receivables at amounts billed to customers and we record unbilled revenues based on an estimate of energy delivered or services provided to customers. Certain trade receivables and payables related to our wholesale activities associated with generation and delivery of electric energy and associated environmental attributes, origination and marketing, natural gas storage, hub services and energy management are subject to master netting agreements with counterparties, whereby we have the legal right to offset the balances and they are settled on a net basis. We present receivables and payables subject to such agreements on a net basis on our consolidated balance sheets.
Trade receivables include amounts due under Deferred Payment Arrangements (DPA). A DPA allows the account balance to be paid in installments over an extended period without interest, which generally exceeds one year, by negotiating mutually acceptable payment terms. As required by their state regulatory commissions, the affected utility companies generally must continue to serve a customer who cannot pay an account balance in full if the customer (i) pays a reasonable portion of the balance; (ii) agrees to pay the balance in installments; and (iii) agrees to pay future bills within 30 days until the DPA is paid in full. Failure to make payments on a DPA results in the full amount of a receivable under a DPA being due. These accounts are part of the regular operating cycle and we classify them as short term.
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
(t) Deferred income
Apart from government grants, we occasionally receive payments from transactions in advance of the resulting performance obligations arising from the transaction. It is our policy to defer such payments on our consolidated balance sheets and amortize them into earnings when revenue recognition criteria are met.
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
We account for defined benefit pension or other postretirement plans, recognizing an asset or liability for the overfunded or underfunded plan status. For a pension plan, the asset or liability is the difference between the fair value of the plan’s assets and the projected benefit obligation. For any other postretirement benefit plan, the asset or liability is the difference between the fair value of the plan’s assets and the accumulated postretirement benefit obligation. Our utility operations generally reflect all unrecognized prior service costs and credits and unrecognized actuarial gains and losses as regulatory assets rather than in other comprehensive income, as management believes it is probable that such items will be recoverable through the ratemaking process. If a plan meets settlement or curtailment criteria, we recognize a regulatory asset or liability if these costs are probable of recovery from ratepayers. Certain nonqualified plan expenses are not recoverable through the ratemaking process and we present the unrecognized prior service costs and credits and unrecognized actuarial gains and losses in Accumulated Other Comprehensive Loss. We use a December 31st measurement date for our benefits plans.
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
Positions taken or expected to be taken on tax returns, including the decision to exclude certain income or transactions from a return, are recognized in the financial statements when it is more likely than not the tax position can be sustained based solely on the technical merits of the position. The amount of a tax return position that is not recognized in the financial statements is disclosed as an unrecognized tax benefit. Changes in assumptions on tax benefits may also impact interest expense or interest income and may result in the recognition of tax penalties. Our policy is to recognize interest and penalties related to unrecognized tax benefits within “Interest expense, net of capitalization” in our consolidated statements of income. Uncertain tax positions have been classified as non-current unless expected to be paid within one year.
Federal production tax credits (PTCs) applicable to our renewable energy facilities, that are not part of a tax equity financing arrangement, are recognized as a reduction in deferred income tax expense with a corresponding reduction in deferred income tax liabilities. Subsequent sales of PTCs under transferability rules are currently recognized with an offset to deferred taxes, with any difference between the sale price and the carrying value of the PTC adjusted to deferred income tax expense.
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
Adoption of New Accounting Pronouncements
(a) Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued guidance requiring incremental disclosures for reportable segments. These incremental requirements include disclosing significant expenses that are regularly provided to the chief operating decision maker (CODM) and other segment items, including a description of its composition. The other segment items category is the difference between segment revenue less the significant segment expenses, and each reported measure of segment profit or loss. The guidance clarifies that if the CODM reviews multiple measures of a segments total profit or loss, that the entity may under certain conditions report multiple measures in the segment footnote; however, if only one measure is reported, it should be the one that best conforms with U.S. GAAP. The guidance requires disclosure of the title and position of the individual or the name of the group identified as the CODM. Finally, all annual disclosures are required in interim reporting. We adopted the new disclosure requirements pursuant to this guidance on January 1, 2024.
Accounting Pronouncements Issued But Not Yet Adopted
The following are new accounting pronouncements not yet adopted that we have evaluated or are evaluating to determine their effect on our consolidated financial statements.
(a) Improvements to Income Tax Disclosures
In December 2023, the FASB issued guidance to enhance income tax disclosures. The standard is required to be adopted by public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted. The two primary enhancements relate to disaggregation of the annual effective tax rate reconciliation and income taxes paid disclosures. For the rate reconciliation, it requires additional disaggregation of information in a tabular format using both percentages and amounts broken out into specific categories (e.g., state and local income tax net of federal income tax effect, foreign tax effects, effect of changes in tax laws, tax credits, changes in valuation allowances, nontaxable or nondeductible items, and changes in unrecognized tax benefits). For income taxes paid, it requires disaggregation by jurisdiction (e.g., federal, state and foreign). We do not expect the new guidance to have a material impact on our consolidated results of operations, financial position and cash flows.

Use of Estimates and Assumptions
The preparation of our consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are used for, but not limited to: (1) allowance for credit losses and unbilled revenues; (2) asset impairments, including goodwill and projects under development; (3) investments in equity instruments; (4) depreciable lives of assets; (5) income tax valuation allowances; (6) uncertain tax positions; (7) reserves for professional, workers’ compensation and comprehensive general insurance liability risks; (8) contingency and litigation reserves; (9) fair value measurements; (10) earnings sharing mechanisms; (11) environmental remediation liabilities; (12) AROs; (13) pension and other postretirement employee benefits and (14) noncontrolling interest balances derived from HLBV (hypothetical liquidation at book value) accounting. Future events and their effects cannot be predicted with certainty; accordingly, our accounting estimates require the exercise of judgment. The accounting estimates we use in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. We evaluate and update our assumptions and estimates on an ongoing basis and may employ outside specialists to assist in our evaluations, as necessary. Actual results could differ from those estimates.
Union collective bargaining agreements
We have approximately 45.8% of our employees covered by a collective bargaining agreement. Agreements which will expire within the coming year apply to approximately 24.1% of our employees.
Note 4. Revenue
We recognize revenue when we have satisfied our obligations under the terms of a contract with a customer, which generally occurs when the control of promised goods or services transfers to the customer. We measure revenue as the amount of consideration we expect to receive in exchange for providing those goods or services. Contracts with customers may include multiple performance obligations. For such contracts, we allocate revenue to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices based on the prices charged to customers. Certain revenues are not within the scope of the FASB issued ASC Topic 606, Revenue from Contracts with Customers (ASC 606), such as revenues from leasing, derivatives, other revenues that are not from contracts with customers and other contractual rights or obligations, and we account for such revenues in accordance with the applicable accounting standards. We exclude from revenue amounts collected on behalf of third parties, including any such taxes collected from customers and remitted to governmental authorities. We do not have any significant payment terms that are material because we receive payment at or shortly after the point of sale.
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
Renewables Segment
Renewables derives its revenue primarily from the sale of energy, transmission, capacity and other related charges from its renewable wind, solar and thermal energy generating sources. For such revenues, we will recognize revenues in an amount derived from the commodities delivered and from services as they are made available. Renewables has bundled power purchase agreements consisting of electric energy, transmission, capacity and/or renewable energy credits (RECs). The related contracts are generally long-term with no stated contract amount, that is, the customer is entitled to all or a percentage of the unit’s output. Renewables also has unbundled sales of electric energy and capacity, RECs and natural gas, which are generally for periods of less than a year. The performance obligations in substantially all of both bundled and unbundled arrangements for electricity and natural gas are satisfied over time, for which we record revenue based on the amount invoiced to the customer for the actual energy delivered. The performance obligation for stand-alone RECs is satisfied at a point in time, for which we record revenue when the performance obligation is satisfied upon delivery of the REC. There are no significant financing elements in any of the arrangements. We recognize an asset for incremental costs of obtaining a contract with a customer when we expect the benefit of those costs to be longer than one year.
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
Contract Costs, Contract Liabilities and Practical Expedient
We have contract assets for costs from development success fees, which we paid during a solar farm asset development period in 2018, and will amortize ratably into expense over the 15-year life of the power purchase agreement (PPA), expected to commence in April 2024 upon commercial operation. Contract assets totaled $9 million as of both December 31, 2023 and 2022, and are presented in "Other non-current assets" on our consolidated balance sheets.

We have contract liabilities for revenue from transmission congestion contract (TCC) auctions, for which we receive payment at the beginning of an auction period and amortize ratably each month into revenue over the applicable auction period. The auction periods range from six months to two years. TCC contract liabilities totaled $18 million and $33 million at December 31, 2023 and 2022, respectively, and are presented in "Other current liabilities" on our consolidated balance sheets. We recognized $45 million, $33 million and $22 million as revenue related to contract liabilities for the years ended December 31, 2023, 2022 and 2021, respectively.
We apply a practical expedient to expense as incurred costs to obtain a contract when the amortization period is one year or less. We record costs incurred to obtain a contract within operating expenses, including amortization of capitalized costs.
Revenues disaggregated by major source for our reportable segments for the years ended December 31, 2023, 2022 and 2021 are as follows:

	Year Ended December 31, 2023
	Networks	Renewables	Other (b)	Total
(Millions)
Regulated operations – electricity	$4,962	$—	$—	$4,962
Regulated operations – natural gas	1,617	—	—	1,617
Nonregulated operations – wind	—	817	—	817
Nonregulated operations – solar	—	46	—	46
Nonregulated operations – thermal	—	180	—	180
Other (a)	76	(52)	(2)	22
Revenue from contracts with customers	6,655	991	(2)	7,644
Leasing revenue	9	—	—	9
Derivative revenue	—	450	—	450
Alternative revenue programs	137	—	—	137
Other revenue	54	15	—	69
Total operating revenues	$6,855	$1,456	$(2)	$8,309

	Year Ended December 31, 2022
	Networks	Renewables	Other (b)	Total
(Millions)
Regulated operations – electricity	$4,610	$—	$—	$4,610
Regulated operations – natural gas	1,931	—	—	1,931
Nonregulated operations – wind	—	947	—	947
Nonregulated operations – solar	—	36	—	36
Nonregulated operations – thermal	—	96	—	96
Other (a)	117	48	—	165
Revenue from contracts with customers	6,658	1,127	—	7,785
Leasing revenue	8	—	—	8
Derivative revenue	—	4	—	4
Alternative revenue programs	68	—	—	68
Other revenue	48	10	—	58
Total operating revenues	$6,782	$1,141	$—	$7,923

	Year Ended December 31, 2021
	Networks	Renewables	Other (b)	Total
(Millions)
Regulated operations – electricity	$4,015	$—	$—	$4,015
Regulated operations – natural gas	1,516	—	—	1,516
Nonregulated operations – wind	—	1,028	—	1028
Nonregulated operations – solar	—	20	—	20
Nonregulated operations – thermal	—	63	—	63
Other (a)	67	84	—	151
Revenue from contracts with customers	5,598	1,195	—	6,793
Leasing revenue	7	—	—	7
Derivative revenue	—	3	—	3
Alternative revenue programs	115	—	—	115
Other revenue	34	22	—	56
Total operating revenues	$5,754	$1,220	$—	$6,974
(a)Primarily includes certain intra-month trading activities, billing, collection and administrative charges, sundry billings and other miscellaneous revenue.
(b)Does not represent a segment. Includes Corporate and intersegment eliminations.
As of December 31, 2023 and 2022, accounts receivable balances related to contracts with customers were approximately $1,441 million and $1,622 million, respectively, including unbilled revenues of $426 million and $541 million, which are included in “Accounts receivable and unbilled revenues, net” on our consolidated balance sheets.
As of December 31, 2023, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) were as follows:

As of December 31, 2023	2024	2025	2026	2027	2028	Thereafter	Total
(Millions)
Revenue expected to be recognized on multiyear retail energy sales contracts in place	$1	$—	$—	$—	$—	$—	$1
Revenue expected to be recognized on multiyear renewable energy credit sale contracts	69	67	34	13	1	2	186
Revenue expected to be recognized on multiyear capacity and carbon-free energy sale contracts	89	28	10	7	5	54	193
Total operating revenues	$159	$95	$44	$20	$6	$56	$380
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
The revenues of Networks companies are essentially regulated, being based on tariffs established in accordance with administrative procedures set by the various regulatory bodies. The tariffs applied to the Networks companies are approved by the regulatory commissions of the different states and are based on the cost of providing service. The revenues of each of the Networks companies are set to be sufficient to cover their operating costs, including energy costs, finance costs and the costs of equity, the last of which reflects our capital ratio and a reasonable ROE.

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
The NYSEG and RG&E rate plans, the Maine distribution rate plan and associated proceedings, the Federal Energy Regulatory Commission (FERC) Transmission Return on Equity (ROE) case, the Connecticut rate plans, proceedings on Transmission Planning Pursuant to the Accelerated Renewable Energy Growth and Community Benefit Act, Climate Leadership and Community Protection Act (CLCPA), Gas Planning Order, Reforming Energy Vision (REV), the storm proceedings in New York and the Tax Act are some of the most important specific regulatory processes that currently affect Networks.
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
NYSEG and RG&E Rate Plans
2020 Joint Proposal
On November 19, 2020, the NYPSC approved a new three-year rate plan for NYSEG and RG&E (2020 Joint Proposal), with modifications to the rate increases at the two electric businesses. The effective date of new tariffs was December 1, 2020 with a make-whole provision back to April 17, 2020. The proposed rates facilitate the companies’ transition to a cleaner energy future while allowing for important initiatives such as COVID-19 relief for customers and additional funding for vegetation management, hardening/resiliency and emergency preparedness. The rate plans continue the RAM designed to return or collect certain defined reconciled revenues and costs, have new depreciation rates and continue existing RDMs for each business. The 2020 Joint Proposal bases delivery revenues on an 8.80% ROE and 48.00% equity ratio; however, for the proposed ESM, the equity ratio is the lower of the actual equity ratio or 50.00%.
2023 Joint Proposal
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
Following discovery and settlement negotiations, on June 14, 2023, NYSEG and RG&E filed a Joint Proposal (2023 JP) settlement for a three-year rate plan with the NYPSC. Hearings on the settlement followed in July 2023. The 2023 JP provides for a three-year rate plan for electric and gas service at NYSEG and RG&E commencing May 1, 2023 and continuing through

April 30, 2026. For purposes of the 2023 JP, the three rate years are defined as the 12 months ending April 30, 2024 (New York Rate Year 1); April 30, 2025 (New York Rate Year 2); and April 30, 2026 (New York Rate Year 3); respectively. On October 12, 2023, the NYPSC approved the JP 2023, commencing May 1, 2023 and continuing through April 30, 2026. The effective date of new tariffs was November 1, 2023 with a make-whole provision back to May 1, 2023.
The 2023 JP, as approved, includes levelization across the three years of the rate plan for delivery rates for NYSEG's and RG&E’s Electric and Gas businesses. Actual bill impacts vary by customer class based on the agreed‑upon revenue allocation and rate design. The allowed rate of return on common equity for NYSEG Electric, NYSEG Gas, RG&E Electric and RG&E Gas is 9.20%. The common equity ratio for each business is 48.00%.
The 2023 JP also includes Earnings Sharing Mechanism (ESM) applicable to each business varies based on the earned ROE with 100% of the customers’ portion of earnings above the sharing threshold that would otherwise be deferred for the benefit of customers will be used to reduce NYSEG's and RG&E’s respective outstanding regulatory asset deferral balances. In addition, 50% of NYSEG's and RG&E’s portion will be used to reduce their respective outstanding storm-related regulatory asset deferral balances to the extent such balances exist.
The 2023 JP further enhances distribution vegetation management, maintains gas safety performance measures, establishes threshold performance levels for designated aspects of customer service quality, and includes three Electric Reliability Performance Measures (SAIFI, CAIDI, and Distribution Line Inspection Program Metric for Level II Deficiencies) with a negative revenue adjustment (NRA) beginning with calendar year 2023, if NYSEG fails to meet its annual SAIFI performance metric.
NYSEG and RG&E will continue a RAM to return or collect the remaining Customer Bill Credits established in the prior rate plan and will continue an Electric Revenue Decoupling Mechanism on a total revenue per class basis.
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
UI has wholesale power supply agreements in place for its entire standard service load for the first half of 2024 and 50% of the second half of 2024. Supplier of last resort service is procured on a quarterly basis and UI has a wholesale power supply agreement in place for the first quarter of 2024.
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

UI requested that PURA approve new distribution rates to recover an increase in revenue requirements of approximately $91 million in UI Rate Year 1, an incremental increase of approximately $20 million in UI Rate Year 2, and an incremental increase of approximately $19 million in UI Rate Year 3, compared to total revenues that would otherwise be recovered under UI’s current rate schedules. UI’s Rate Plan also included several measures to moderate the impact of the proposed rate update for all customers, including, without limitation, a rate levelization proposal to spread the proposed total rate increase over the three rate years, which would result in a change in revenue in UI Rate Year 1 of approximately $54 million. On July 21, 2023, PURA issued a proposed Final Decision (draft decision), providing for an 8.8% ROE, 50% equity ratio, and for a one-year rate plan. UI filed exceptions to the draft decision on August 7, 2023. On August 25, 2023 PURA issued its Final Decision on UI's one-year rate plan commencing on September 1, 2023, providing for a rate increase of $23 million based on an allowed ROE of 9.1% that was reduced to 8.63% by certain adjustments. The Final Decision established a capital structure consisting of 50% common equity and 50% debt. The Final Decision results in an average increase in base distribution rates of about 6.6% and an average increase in customer bills of about 2% compared to current levels. On September 18, 2023, UI filed an appeal of the PURA's Final Decision in Connecticut Superior Court, because of factual and legal errors related to the treatment of deferred assets, plant in service, and operating expenses. We cannot predict the outcome of this matter.
In 2017, PURA approved new tariffs for SCG effective January 1, 2018 for a three-year rate plan with annual rate increases. The new tariffs also include an RDM and Distribution Integrity Management Program (DIMP) mechanism, ESM, the amortization of certain regulatory liabilities (most notably accumulated hardship deferral balances and certain accumulated deferred income taxes) and tariff increases based on an ROE of 9.25% and an approximately 52.00% equity ratio. Any dollars due to customers from the ESM are be first applied against any environmental regulatory asset balance as defined in the settlement agreement (if one exists at that time) or refunded to customers through a bill credit if such environmental regulatory asset balance does not exist.
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
On November 3, 2023, CNG and SCG filed a distribution revenue requirement case proposing a one-year rate plan commencing November 1, 2024 through October 31, 2025, for each company respectively. The filing was based on a test year ending December 31, 2022. CNG requested that PURA approve new distribution rates to recover an increase in revenue requirements of approximately $19.8 million, and SCG requested approval of new distribution rates to recover an increase in revenue requirements of approximately $40.6 million. CNG’s and SCG’s Rate Plan also included several measures to moderate the impact of the proposed rate update for all customers, including, the adoption of a low-income discount rate and seeks to maintain its current revenue decoupling and earning sharing mechanisms.
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
REV
In April 2014, the NYPSC commenced a proceeding entitled REV, which is a wide-ranging initiative to reform New York State’s energy industry and regulatory practices. REV was divided into two tracks, Track 1 for Market Design and Technology, and Track 2 for Regulatory Reform. REV and its related proceedings have and will continue to propose regulatory changes that are intended to promote more efficient use of energy, deeper penetration of renewable energy resources such as wind and solar and wider deployment of distributed energy resources (DER), such as micro grids, on-site power supplies and storage.

The NYPSC issued a 2015 order in Track 1, which acknowledged the utilities’ role as a Distribution System Platform provider, and required the utilities to file an initial Distribution System Implementation Plan (DSIP) followed by bi-annual updates. The next scheduled DSIP update is June 30, 2025.
A Track 2 order was issued in May 2016, and included guidance related to the potential for Earnings Adjustment Mechanisms (EAMs), Platform Service Revenues, innovative rate designs and data utilization and security. EAMs were approved by the Commission on November 19, 2020 in its Order approving the companies' 2020 Rate Plan. Modifications to EAMs were approved by the Commission on October 12, 2023 in its Order approving the companies' 2023 Rate Plan.
In 2017, the NYPSC approved a transition from traditional Net Energy Metering (NEM) towards a more values-based approach (Value Stack) for compensating DER. Since that time, the Commission has issued a number of orders on additional Value of Distributed Energy Resources matters. Most recently, the NYPSC Staff issued a proposal on Community Distributed Generation (CDG) Billing and Crediting Performance Metrics and Negative Revenue Adjustments (NRA). The NYPSC Staff recommends six CDG performance metrics with associated NRAs that would incent improvements to the CDG billing processes. At this time, the outcome of this proceeding is unknown.
Other REV-related orders pertaining to electric vehicles (EV), an Integrated Energy Data Resource (IEDR) platform and energy storage are summarized below.
•The NYPSC issued an Order on April 20, 2023 instituting a proceeding to advance infrastructure for medium and heavy-duty vehicles. The Joint Utilities filed an implementation plan with the NYPSC for the medium and heavy-duty pilot program. The Joint Utilities are awaiting the NYPSC's approval of the implementation plan.
•On February 11, 2021, the NYPSC issued an Order to implement an Integrated Energy Data Resource platform, where NYSERDA was designated as the Program Sponsor of the platform. The Order established a combined cost cap of $12 Million for NYSEG and RG&E for Phase 1, to be deferred and recovered in the next rate case filing after Phase 1 is complete. On January 19, 2024, the NYPSC issued an Order approving Phase 2 budget, with costs up to the combined cost cap deferred for future recovery in the same manner as Phase 1.
•An order was issued on July 16, 2020 approving a $700 million statewide program (NYSEG and RG&E combined share is approximately $118 million) funded by customers to accelerate the deployment of EV charging stations.
•On December 13, 2018, the NYPSC issued an Order for utilities to file implementation plans detailing a competitive procurement process and cost recovery for deploying qualified storage systems. NYSEG and RG&E have tariffs in effect to collect costs for the procurement of qualified energy storage assets.
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
Power Tax Audits
Previously, CMP, NYSEG and RG&E implemented Power Tax software to track and measure their respective deferred tax amounts. In connection with this change, we identified historical updates needed with deferred taxes recognized by CMP, NYSEG and RG&E and increased our deferred tax liabilities, with a corresponding increase to regulatory assets, to reflect the updated amounts calculated by the Power Tax software. Since 2015, the NYPSC and MPUC accepted certain adjustments to deferred taxes and associated regulatory assets for this item in recent distribution rate cases, resulting in regulatory asset balances of approximately $130 million and $137 million, respectively for this item at December 31, 2023 and 2022.
In 2017, audits of the power tax regulatory assets were commenced by the NYPSC and MPUC. On January 11, 2018, the NYPSC issued an order opening an operations audit on NYSEG and RG&E and certain other New York utilities regarding tax accounting. The NYPSC audit process was completed and the final audit report issued by the NYPSC on November 21, 2023 with no impacts to the recorded regulatory assets. In January 2018, the MPUC published the Power Tax audit report with respect to CMP, which required CMP to provide support for the beginning balance of the regulatory assets. On December 17, 2019, CMP filed a stipulation with the MPUC providing for recovery of the power tax regulatory asset and adjusting the carrying costs values for the period of July 1, 2017 through June 30, 2019. The MPUC approved the stipulation on January 21, 2020, which allowed CMP to start collecting the Power Tax Regulatory asset over the next 32.5 years beginning in July 2020.
Minimum Equity Requirements for Regulated Subsidiaries
Our regulated utility subsidiaries of Maine and New York (NYSEG, RG&E, CMP and MNG) are each subject to a minimum equity ratio requirement that is tied to the capital structure assumed in establishing revenue requirements. Pursuant to these requirements, each of NYSEG, RG&E, CMP and MNG must maintain a minimum equity ratio equal to the ratio in its currently effective rate plan or decision measured using a trailing 13-month average. On a monthly basis, each utility must maintain a minimum equity ratio of no less than 300 basis points below the equity ratio used to set rates. The minimum equity ratio requirement has the effect of limiting the amount of dividends that may be paid and may, under certain circumstances, require that the parent contribute equity capital. In addition, NYSEG and RG&E equity distributions that would result in a 13-month average common equity less than the maximum equity ratio utilized for the earnings sharing mechanism, or ESM, are prohibited if the credit ratings of NYSEG, RG&E, Avangrid or Iberdrola are downgraded by a nationally recognized rating agency to the lowest investment grade with a negative watch or downgraded to non-investment grade. These regulated utility subsidiaries are prohibited by regulation from lending to unregulated affiliates. These regulated utility subsidiaries have also agreed to minimum equity ratio requirements in certain borrowing agreements. These requirements are lower than the regulatory requirements.
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
We had restricted net assets of approximately $6,860 million associated with the minimum equity requirements as of December 31, 2023.
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
In 2019, UI entered into PPAs with 11 projects, totaling approximately 12 million MWh, pursuant to state law that provides that the net costs of the PPAs are recoverable through electric rates. UI terminated eight of these contracts in 2022 and 2023, and the remaining three projects with existing contracts from these 2019 procurements are with Millstone Nuclear, Seabrook Nuclear and Revolution Wind.
In 2020, pursuant to the Connecticut Act Concerning the Procurement of Energy Derived From Offshore Wind, UI entered into a PPA with Vineyard Wind, an affiliate of UI, to provide 804 MW of offshore wind through the development of its Park City Wind Project. Similar to the case with the zero carbon PPAs discussed above, the net costs of the PPAs were recoverable through electric rates. On October 13, 2023, PURA approved the termination of this agreement between UI and its affiliate for the development of Park City Wind Project.

Pursuant to Maine law, the MPUC is authorized to conduct periodic requests for proposals seeking long-term supplies of energy, capacity or RECs, from qualifying resources. The MPUC is further authorized to order Maine transmission and distribution utilities to enter into contracts with sellers selected from the MPUC’s competitive solicitation process. Pursuant to a MPUC Order dated October 8, 2009, CMP entered into a 20-year agreement with Evergreen Wind Power III, LLC, on March 31, 2010, to purchase capacity and energy from Evergreen’s 60 Megawatt (MW) Rollins wind farm. CMP’s purchase obligations under the Rollins contract are approximately $7 million per year. Pursuant to a MPUC Order dated August 17, 2013, CMP entered into a 20-year fixed rate agreement with Maine Wood Pellets, a 7.1 MW wood-fired biomass cogeneration facility. Pursuant to a MPUC Order dated September 22, 2016, CMP entered into a 20-year fixed rate agreement with Georges River Energy, a 7.5 MW wood-fired biomass cogeneration facility. Pursuant to a MPUC Order dated August 3, 2017, CMP entered into a 20-year fixed rate agreement with Pittsfield Solar 9.9 MW photovoltaic facility. Pursuant to a MPUC Order dated December 18, 2017, CMP entered into a 20-year agreement with Dirigo Solar, LLC on September 10, 2018, to purchase capacity and energy from multiple Dirigo solar facilities throughout CMP’s service territory. CMP’s purchase obligations under the Dirigo contract will increase as additional solar facilities are brought on line, eventually reaching a level of approximately $4 million per year. Pursuant to a MPUC Order dated November 6, 2019, CMP entered into a 20-year agreement with Maine Aqua Ventus I GP LLC on December 9, 2019, to purchase capacity and energy from an off-shore wind farm under development near Monhegan Island, Maine. CMP’s purchase obligations under the Maine Aqua Ventus contract will be approximately $12 million per year once the facility begins commercial operation. Pursuant to Maine law, the MPUC conducted two competitive solicitation processes to procure, in the aggregate, an amount of energy or RECs from Class 1A resources that is equal to 14% of retail electricity sales in the State during calendar year 2018, or 1.715 million MWh. Of that 14% total, the MPUC must acquire at least 7%, but not more than 10%. Through contracts approved in December 2020 (Tranche 1), CMP was ordered to execute 13 contracts of which six have been terminated. In October 2021 CMP executed contracts with six additional facilities (Tranche 2), of which one has since terminated. Each of the Tranche 1 and Tranche 2 contracts are for 20-year terms. In accordance with MPUC orders, CMP either sells the purchased energy, or in one case the RECs, from these facilities in the ISO New England markets, through periodic auctions of the purchased output to wholesale buyers in the New England regional market, or through a sale to a third party for the RECs. Under Maine law, CMP is assured recovery of any differences between power purchase costs and achieved market revenues through a reconcilable component of its retail distribution rates. Although the MPUC has conducted multiple requests for proposals under Maine law, and has tentatively accepted long-term proposals from other sellers, these selections have not yet resulted in additional currently effective contracts with CMP.
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
On May 6, 2021, in connection with its findings in the Tropical Storm Isaias docket, PURA issued a Notice of Violation to UI for allegedly failing to comply with standards of acceptable performance in emergency preparation or restoration of service in an emergency and with orders of the Authority, and for violations of accident reporting requirements. PURA assessed a civil penalty in the total amount of approximately $2 million. PURA held a hearing on this matter and, in an order dated July 14, 2021, reduced the civil penalty to approximately $1 million. UI filed an appeal of PURA’s decision with the Connecticut Superior Court. This appeal and the appeal of PURA’s decision on the Tropical Storm Isaias docket have been consolidated. Following oral arguments in October 2022, the court denied UI’s appeal and affirmed PURA’s decisions in their entirety. UI filed a notice of appeal to Connecticut's Appellate court on November 7, 2022. This matter has been briefed and oral argument was held December 11, 2023. We cannot predict the outcome of this proceeding.
Note 6. Regulatory Assets and Liabilities
Pursuant to the requirements concerning accounting for regulated operations, our utilities capitalize as regulatory assets incurred and accrued costs that are probable of recovery in future electric and natural gas rates. We base our assessment of whether recovery is probable on the existence of regulatory orders that allow for recovery of certain costs over a specific period, or allow for reconciliation or deferral of certain costs. When costs are not treated in a specific regulatory order, we use regulatory precedent to determine if recovery is probable. Our operating utilities also record, as regulatory liabilities, obligations to refund previously collected revenue or to spend revenue collected from customers on future costs. The primary items that are not included in rate base or accruing carrying costs are regulatory assets for qualified pension and other postretirement benefits, which reflect unrecognized actuarial gains and losses; debt premium; environmental remediation costs, which are primarily the offset of accrued liabilities for future spending; unfunded future income taxes, which are the offset to the unfunded future deferred income tax liability recorded; asset retirement obligations; hedge losses; and contracts for differences. The total net amount of these items is approximately $1,249 million.
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

Regulatory assets as of December 31, 2023 and 2022 consisted of:

As of December 31,	2023	2022
(Millions)
Pension and other post-retirement benefits	$445	$365
Pension and other post-retirement benefits cost deferrals	58	93
Storm costs	868	671
Rate adjustment mechanism	24	41
Revenue decoupling mechanism	86	52
Contracts for differences	38	56
Hardship programs	23	33
Deferred purchased gas	16	56
Environmental remediation costs	240	248
Debt premium	58	64
Unamortized losses on reacquired debt	17	19
Unfunded future income taxes	578	492
Federal tax depreciation normalization adjustment	130	137
Asset retirement obligation	19	20
Deferred meter replacement costs	59	55
COVID-19 cost recovery and late payment surcharge	12	17
Low income arrears forgiveness	55	31
Excess generation service charge	52	24
System Expansion	22	21
Non-bypassable charge	103	14
Hedges losses	34	13
Rate change levelization	60	—
Value of distributed energy resources	49	36
Uncollectible reserve	104	—
New York make-whole provision	96	—
Other	283	210
Total regulatory assets	3,529	2,768
Less: current portion	718	447
Total non-current regulatory assets	$2,811	$2,321
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
“Low-income arrears forgiveness” represents deferred bill credits in the state of New York based on the order issued by the NYPSC on June 16, 2022, approving deferral of bill credits for low-income customers and recovery of regulatory asset from all customers over five years for RG&E and three years for NYSEG. Surcharge started August 1, 2022.
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
“Uncollectible reserve” includes the anticipated future rate recovery of costs that are recorded as uncollectible since those will be recovered when incurred. Because no funds have yet been expended for the regulatory asset related to future uncollectible expense, it does not accrue carrying costs and is not included within rate base. It also includes the variance between actual uncollectible expense and uncollectible expense included in rates that is eligible for future recovery in customer rates. The amortization period will be established in future proceedings.
“New York make-whole provision” represents the regulatory asset to recover revenues that would have been received by NYSEG/RGE had Rate Year 1 rates approved in the 22-E-0317 et al. joint proposal gone into effect on the effective date of May 1, 2023. The balance is being recovered through a separately stated make-whole rate, effective November 1, 2022, over 6-30 months.
“Other” includes various items subject to reconciliation including vegetation management and systems benefit charge.

Regulatory liabilities as of December 31, 2023 and 2022 consisted of:

As of December 31,	2023	2022
(Millions)
Energy efficiency portfolio standard	$15	$30
Gas supply charge and deferred natural gas cost	8	15
Pension and other post-retirement benefits cost deferrals	89	117
Carrying costs on deferred income tax bonus depreciation	3	9
Carrying costs on deferred income tax - Mixed Services 263(a)	2	3
2017 Tax Act	1,190	1,232
Accrued removal obligations	1,139	1,178
Positive benefit adjustment	9	16
Deferred property tax	21	17
Net plant reconciliation	23	11
Debt rate reconciliation	18	32
Rate refund – FERC ROE proceeding	39	36
Transmission congestion contracts	26	31
Merger-related rate credits	8	10
Accumulated deferred investment tax credits	21	22
Asset retirement obligation	19	18
Middletown/Norwalk local transmission network service collections	16	17
Non-firm margin sharing credits	34	27
Non by-passable charges	9	76
Transmission revenue reconciliation mechanism	57	75
Other	209	297
Total regulatory liabilities	2,955	3,269
Less: current portion	261	354
Total non-current regulatory liabilities	$2,694	$2,915
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
“2017 Tax Act” represents the impact from remeasurement of deferred income tax balances as a result of the Tax Act enacted by the U.S. federal government on December 22, 2017. Reductions in accumulated deferred income tax balances due to the reduction in the corporate income tax rates from 35% to 21% under the provisions of the Tax Act will result in amounts previously and currently collected from utility customers for these deferred taxes to be refundable to such customers, generally through reductions in future rates. The NYPSC, MPUC, PURA, DPU and the FERC held separate proceedings in New York,

Maine, Connecticut, Massachusetts and the FERC, respectively, and for the majority of our regulated utilities, authorized the amortization periods for the return of regulatory liabilities and the recovery of regulatory assets, including the authorization of sur-credits to return the related benefits to rate payers in certain jurisdictions.
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
“Merger-related rate credits” resulted from the acquisition of UIL. This is being used to moderate increases in rates. In both of the years ended December 31, 2023 and 2022, $2 million of rate credits were applied against customer bills.
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
“Other” includes various items subject to reconciliation or being returned through rates, such as service quality metrics.
Note 7. Goodwill and Intangible Assets
Goodwill by reportable segment as of December 31, 2023 and 2022 consisted of:

As of December 31,	2023	2022
(Millions)
Networks	$2,747	$2,747
Renewables	372	372
Total	$3,119	$3,119
During 2023, there were no changes in gross amounts and accumulated losses of goodwill for the Networks and Renewables reportable segments.
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
For 2023, we utilized a qualitative assessment for the Networks reporting units and a quantitative assessment for the Renewables reporting unit. We had no impairment of goodwill in 2023 and 2022 as a result of our impairment testing.
Intangible Assets
Intangible assets include those assets acquired in business acquisitions and intangible assets acquired and developed from external third parties and from affiliated companies. Following is a summary of intangible assets as of December 31, 2023 and 2022:

As of December 31, 2023	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(Millions)
Wind development	$587	$(325)	$262
Other	48	(26)	22
Total Intangible Assets	$635	$(351)	$284

As of December 31, 2022	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(Millions)
Wind development	$590	$(313)	$277
Other	22	(18)	4
Total Intangible Assets	$612	$(331)	$281
Wind development costs, with the exception of future ‘pipeline’ development costs, are amortized on a straight-line basis in accordance with the life of the related assets once placed in service. Amortization expense was $15 million, $14 million and $13 million for the years ended December 31, 2023, 2022 and 2021, respectively. We believe our future cash flows will support the recoverability of our intangible assets.
We expect amortization expense for the five years subsequent to December 31, 2023, to be as follows:

Year ending December 31,	Amount
(Millions)
2024	$15
2025	$14
2026	$14
2027	$13
2028	$12

Note 8. Property, Plant and Equipment
Property, plant and equipment as of December 31, 2023, consisted of:

As of December 31, 2023	Regulated	Nonregulated	Total
(Millions)
Electric generation, distribution, transmission and other	$19,729	$14,620	$34,349
Natural gas transportation, distribution and other	5,751	14	5,765
Other common operating property	—	341	341
Total Property, Plant and Equipment in Service	25,480	14,975	40,455
Total accumulated depreciation	(6,742)	(5,737)	(12,479)
Total Net Property, Plant and Equipment in Service	18,738	9,238	27,976
Construction work in progress	2,902	1,979	4,881
Total Property, Plant and Equipment	$21,640	$11,217	$32,857
Property, plant and equipment as of December 31, 2022, consisted of:

As of December 31, 2022	Regulated	Nonregulated	Total
(Millions)
Electric generation, distribution, transmission and other	$18,634	$14,096	$32,730
Natural gas transportation, distribution and other	5,392	14	5,406
Other common operating property	—	317	317
Total Property, Plant and Equipment in Service	24,026	14,427	38,453
Total accumulated depreciation	(6,277)	(5,265)	(11,542)
Total Net Property, Plant and Equipment in Service	17,749	9,162	26,911
Construction work in progress	2,225	1,858	4,083
Total Property, Plant and Equipment	$19,974	$11,020	$30,994
Capitalized interest costs were $115 million, $53 million and $33 million for the years ended December 31, 2023, 2022 and 2021, respectively. Accrued liabilities for property, plant and equipment additions were $653 million, $481 million and $297 million as of December 31, 2023, 2022 and 2021, respectively.
We impaired or wrote off amounts of $6 million, $11 million and $20 million for the years ended December 31, 2023, 2022 and 2021, respectively, resulting from reassessment of the economic feasibility of our various Renewables development projects under construction.
Depreciation expense for the years ended December 31, 2023, 2022 and 2021, amounted to $1,143 million, $1,071 million and $1,001 million, respectively.
Note 9. Asset Retirement Obligations
AROs are intended to meet the costs for dismantling and restoration work that we have committed to carry out at our operational facilities.

The reconciliation of ARO carrying amounts for the years ended December 31, 2023 and 2022 consisted of:

(Millions)
As of December 31, 2021	$253
Liabilities settled during the year	(1)
Liabilities incurred during the year	13
Accretion expense	14
Revisions in estimated cash flows (a)	(6)
As of December 31, 2022	$273
Liabilities settled during the year	(1)
Liabilities incurred during the year	12
Accretion expense	15
Revisions in estimated cash flows (a)	7
As of December 31, 2023	$306
(a)Represents an increase (decrease) in our estimate of expected cash flows required for retirement activities related to our renewable energy facilities.
Several of the wind generation facilities have restricted cash for purposes of settling AROs. As of both December 31, 2023 and 2022, restricted cash related to AROs was $3 million. These amounts have been included in “Other Assets” on our consolidated balance sheets. Accretion expenses are included in “Operations and maintenance” in our consolidated statements of income.
We have AROs for which a liability has not been recognized because the fair value cannot be reasonably estimated due to indeterminate settlement dates, including for the removal of hydroelectric dams due to structural inadequacy or for decommissioning; the removal of property upon termination of an easement, right-of-way or franchise; and costs for abandonment of certain types of gas mains.
Note 10. Debt
Long-term debt as of December 31, 2023 and 2022 consisted of:

As of December 31,		2023		2022
	Maturity Dates	Balances	Interest Rates	Balances	Interest Rates
(Millions)
First mortgage bonds - fixed (a)	2025-2053	$3,316	1.85%-8.00%	$2,882	1.85%-8.00%
Unsecured pollution control notes - fixed	2024-2034	545	1.40%-4.00%	545	1.40%-4.00%
Intragroup Green Loan	2033	800	5.45%	—
Other various non-current debt - fixed	2024-2052	5,988	1.95%-6.66%	5,276	1.95%-6.66%
Unamortized debt issuance costs and discount		(53)		(76)
Total Debt including with affiliate		10,596		8,627
Less: debt due within one year, included in current liabilities		612		412
Total Non-current Debt including with affiliate		$9,984		$8,215
(a)The first mortgage bonds have pledged collateral of substantially all the respective utility’s in service properties of approximately $8,906 million.

2023 Long-Term Debt Issuances

Company	Issue Date	Type	Amount (Millions)	Interest rate	Maturity
NYSEG	7/3/2023	Tax Exempt Bond	$100	4.00%	2034
UI	10/2/2023	Tax Exempt Bond	$64	4.50%	2033
NYSEG	8/8/2023	Green 144A Bond	$350	5.65%	2028
NYSEG	8/8/2023	Green 144A Bond	$400	5.85%	2033
RG&E	12/13/2023	Green Private Bond	$100	5.62%	2028
RG&E	12/13/2023	Green Private Bond	$25	5.89%	2034
RG&E	12/13/2023	Green Private Bond	$50	5.99%	2036
RG&E	12/13/2023	Green Private Bond	$75	6.22%	2053
CMP	12/13/2023	Green Private Bond	$55	5.65%	2029
CMP	12/13/2023	Green Private Bond	$70	6.04%	2038
UI	12/13/2023	Green Private Bond	$156	6.09%	2034
UI	12/13/2023	Green Private Bond	$34	6.29%	2038
CNG	12/13/2023	Private Bond	$36	6.20%	2032
CNG	12/13/2023	Private Bond	$19	6.49%	2038
SCG	12/13/2023	Private Bond	$30	6.04%	2034
SCG	12/13/2023	Private Bond	$30	6.24%	2038
Corporate	7/19/2023	Intragroup Green Loan	$800	5.45%	2033
Long-term debt maturities, including sinking fund obligations, due over the next five years consist of:

2024	2025	2026	2027	2028	Total
(Millions)
$612	$1,107	$660	$484	$716	$3,579
We make certain standard covenants to lenders in our third-party debt agreements, including, in certain agreements, covenants regarding the ratio of indebtedness to total capitalization. A breach of any covenant in the existing credit facilities or the agreements governing our other indebtedness would result in an event of default. Certain events of default may trigger automatic acceleration. Other events of default may be remedied by the borrower within a specified period or waived by the lenders and, if not remedied or waived, give the lenders the right to accelerate. Neither we nor any of our subsidiaries were in breach of covenants or of any obligation that could trigger the early redemption of our debt as of both December 31, 2023 and 2022 and throughout 2023 and 2022.
Fair Value of Debt
As of December 31, 2023 and 2022, the estimated fair value of long-term debt, including the Intragroup Green Loan, was $10,266 million and $7,991 million, respectively. The estimated fair value was determined, in most cases, by discounting the future cash flows at market interest rates. The interest rate curve used to make these calculations takes into account the risks associated with the electricity industry and the credit ratings of the borrowers in each case. The fair value of debt is considered Level 2 within the fair value hierarchy.
Intragroup Green Loan
On July 19, 2023, we entered into a green term loan agreement with Iberdrola Financiación, S.A.U., a subsidiary of Iberdrola, with an aggregate principal amount of $800 million maturing on July 13, 2033 at an interest rate of 5.45% (the Intragroup Green Loan).
Short-term Debt
Avangrid had $1,347 million and $566 million of notes payable as of December 31, 2023 and 2022, respectively.
Avangrid has a commercial paper program with a limit of $2 billion which is backstopped by the Avangrid credit facilities described below. As of December 31, 2023 and 2022, the amount of notes payable under the commercial paper program was $1,332 million and $397 million, respectively, presented net of discounts on the balance sheet. As of December 31, 2023, the weighted-average interest rate on outstanding commercial paper was 5.65%.

Avangrid Credit Facility
Avangrid and its subsidiaries, NYSEG, RG&E, CMP, UI, CNG, SCG and BGC, each of which are joint borrowers, have a revolving credit facility with a syndicate of banks, or the Avangrid Credit Facility, that provides for maximum borrowings of up to $3,575 million in the aggregate, which was executed on November 23, 2021.
Under the terms of the Avangrid Credit Facility, each joint borrower has a maximum borrowing entitlement, or sublimit, which can be periodically adjusted to address specific short-term capital funding needs, subject to the maximum limit contained in the agreement. On November 23, 2021, the executed Avangrid Credit Facility increased Avangrid's maximum sublimit from $1,500 million to $2,500 million. The Avangrid Credit Facility contains pricing that is sensitive to Avangrid’s consolidated greenhouse gas emissions intensity. The Credit Facility also contains negative covenants, including one that sets the ratio of maximum allowed consolidated debt to consolidated total capitalization at 0.65 to 1.00, for each borrower. Under the Avangrid Credit Facility, each of the borrowers will pay an annual facility fee that is dependent on their credit rating. The initial facility fees will range from 10 to 22.5 basis points. The maturity date for the Avangrid Credit Facility is November 22, 2026. On July 17, 2023, the Avangrid Credit Facility was amended and restated to, among other things, provide for the replacement of LIBOR-based rates with SOFR-based rates and remove provisions related to the extension of credit to the Public Service Company of New Mexico and Texas-New Mexico Power Company. As of both December 31, 2023 and 2022, we had no borrowings outstanding under this credit facility.
Since the Avangrid credit facility is also a backstop to the Avangrid commercial paper program, the total amount available under the facility as of December 31, 2023 was $2,233 million.
Iberdrola Group Credit Facility
On June 18, 2023, Avangrid's credit facility with Iberdrola Financiación, S.A.U., a subsidiary of Iberdrola, matured. The facility had a limit of $500 million. On July 19, 2023, we replaced this credit facility with an increased limit of $750 million and maturity date of June 18, 2028. Avangrid pays a quarterly facility fee of 22.5 basis points (rate per annum) on the facility based on Avangrid’s current Moody’s and S&P ratings for senior unsecured long-term debt. As of both December 31, 2023 and 2022, there was no outstanding amount under this credit facility.
Supplier Financing Arrangements
We operate a supplier financing arrangement. During 2021, we arranged for the extension of payment terms with some suppliers, which could elect to be paid by a financial institution earlier than maturity under supplier financing arrangements. Due to the interest cost associated with these arrangements, the balances are classified as "Notes payable" on our consolidated balance sheets. The balance relates to capital expenditures and, therefore, is treated as non-cash activity. As of December 31, 2023 and 2022, the amount of notes payable under supplier financing arrangements was $0 and $171 million, respectively. For the year ended December 31, 2023, $4 million of invoices were confirmed and $175 million of confirmed invoices were paid under the program. As of December 31, 2022, the weighted average interest rate on the balance was 5.48%.
Note 11. Fair Value of Financial Instruments and Fair Value Measurements
We determine the fair value of our derivative assets and liabilities and non-current equity investments associated with Networks’ activities utilizing market approach valuation techniques:
•Our equity and other investments consist of Rabbi Trusts. Our Rabbi Trusts, which cover certain deferred compensation plans and non-qualified pension plan obligations, consist of equity and other investments. The Rabbi Trusts primarily invest in equity securities, fixed income and money market funds. Certain Rabbi Trusts also invest in trust or company owned life insurance policies. We measure the fair value of our Rabbi Trust portfolio using observable, unadjusted quoted market prices in active markets for identical assets and include the measurements in Level 1. We measure the fair value of the supplemental retirement benefit life insurance trust based on quoted prices in the active markets for the various funds within which the assets are held and include the measurement in Level 2.
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
•NYSEG and RG&E enter into natural gas derivative contracts to hedge their forecasted purchases required to serve their natural gas load obligations. NYSEG and RG&E hedge up to approximately 55% of their forecasted winter demand through the use of financial transactions and storage withdrawals. The forward market prices used to value open natural gas derivative contracts are exchange-based prices for the identical derivative contracts traded actively on the New York Mercantile Exchange (NYMEX). We include the fair value measurements in Level 1 because we use prices quoted in an active market.
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
Restricted cash was $3 million as of both December 31, 2023 and 2022, respectively and is included in “Other Assets” on our consolidated balance sheets.

The financial instruments measured at fair value as of December 31, 2023 and 2022 consisted of:

As of December 31, 2023	Level 1	Level 2	Level 3	Netting	Total
(Millions)
Equity and other investments with readily determinable fair values	$29	$16	$—	$—	$45
Derivative assets
Derivative financial instruments - power	$15	$42	$114	$(69)	$102
Derivative financial instruments - gas	—	17	—	(12)	5
Contracts for differences	—	—	1	—	1
Derivative financial instruments – Other	—	122	—	—	122
Total	$15	$181	$115	$(81)	$230
Derivative liabilities
Derivative financial instruments - power	$(37)	$(101)	$(40)	$135	$(43)
Derivative financial instruments - gas	(12)	(26)	—	37	(1)
Contracts for differences	—	—	(39)	—	(39)
Derivative financial instruments – Other	—	(92)	—	—	(92)
Total	$(49)	$(219)	$(79)	$172	$(175)

As of December 31, 2022	Level 1	Level 2	Level 3	Netting	Total
(Millions)
Equity and other investments with readily determinable fair values	$35	$13	$—	$—	$48
Derivative assets
Derivative financial instruments - power	$37	$55	$165	$(177)	$80
Derivative financial instruments - gas	1	47	—	(45)	3
Contracts for differences	—	—	1	—	1
Derivative financial instruments – Other	—	116	—	—	116
Total	$38	$218	$166	$(222)	$200
Derivative liabilities
Derivative financial instruments - power	$(46)	$(350)	$(93)	$364	$(125)
Derivative financial instruments - gas	(4)	(26)	—	30	—
Contracts for differences	—	—	(57)	—	(57)
Derivative financial instruments – Other	—	(115)	—	—	(115)
Total	$(50)	$(491)	$(150)	$394	$(297)

The reconciliation of changes in the fair value of financial instruments based on Level 3 inputs for the years ended December 31, 2023, 2022 and 2021 consisted of:

(Millions)	2023	2022	2021
Fair value as of January 1,	$16	$(69)	$13
Gains for the year recognized in operating revenues	10	108	21
Losses for the year recognized in operating revenues	(22)	(30)	(34)
Total gains or losses for the period recognized in operating revenues	(12)	78	(13)
Gains recognized in OCI	7	2	2
Losses recognized in OCI	(8)	(57)	(52)
Total gains or losses recognized in OCI	(1)	(55)	(50)
Net change recognized in regulatory assets and liabilities	18	17	13
Purchases	90	10	(17)
Settlements	(87)	8	(13)
Transfers out of Level 3 (a)	12	27	(2)
Fair value as of December 31,	$36	$16	$(69)
(Losses) Gains for the year included in operating revenues attributable to the change in unrealized gains relating to financial instruments still held at the reporting date	$(12)	$78	$(13)
(a)Transfers out of Level 3 were the result of increased observability of market data.
Level 3 Fair Value Measurement
The table below illustrates the significant sources of unobservable inputs used in the fair value measurement of our Level 3 derivatives and the variability in prices for those transactions classified as Level 3 derivatives as of December 31, 2023.

Index	Avg.	Max.	Min.
NYMEX ($/MMBtu)	$4.44	$9.86	$1.99
AECO ($/MMBtu)	$3.11	$10.80	$1.00
Ameren ($/MWh)	$53.73	$225.62	$20.92
COB ($/MWh)	$81.30	$400.10	$10.85
ComEd ($/MWh)	$48.92	$222.49	$16.77
ERCOT S hub ($/MWh)	$50.77	$320.63	$16.85
Mid C ($/MWh)	$78.47	$400.10	$7.85
AEP-DAYTON hub ($/MWh)	$54.53	$229.75	$22.50
PJM W hub ($/MWh)	$57.22	$227.60	$21.61
Our Level 3 valuations primarily consist of a Hydro PPA utilized for balancing services for the Northwest wind fleet, power swaps with delivery periods extending through May 2032 hedging Midwest and Texas wind farms and physical power sales agreements in Nevada.
We considered the measurement uncertainty regarding the Level 3 gas and power positions to changes in the valuation inputs. Given the nature of the transactions in Level 3, the primary input to the valuation is the market price of gas or power for transactions with delivery periods exceeding two years. The fixed price power swaps are economic hedges of future power generation, with decreases in power prices resulting in unrealized gains and increases in power prices resulting in unrealized losses. The hydro PPA is a long capacity/energy position in the Northwest that provides balancing services with increases in power prices resulting in unrealized gains and decreases in power prices resulting in unrealized losses. The gas swaps are economic hedges of fuel purchases for a combined cycle gas plant, with increases in gas prices resulting in unrealized gains and decreases in gas prices resulting in unrealized losses. As all transactions are economic hedges of the underlying position, any changes in the fair value of these transactions will be offset by changes in the anticipated purchase/sales price of the underlying commodity.
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

Range at
Unobservable Input	December 31, 2023
Risk of non-performance	0.42% - 0.52%
Discount rate	3.84% - 4.01%
Forward pricing ($ per KW-month)	$2.00 - $2.61
Note 12. Derivative Instruments and Hedging
Our operating and financing activities are exposed to certain risks, which are managed by using derivative instruments. All derivative instruments are recognized as either assets or liabilities at fair value on our consolidated balance sheets in accordance with the accounting requirements concerning derivative instruments and hedging activities.

(a) Networks activities
The tables below present Networks' derivative positions as of December 31, 2023 and 2022, respectively, including those subject to master netting agreements and the location of the net derivative positions on our consolidated balance sheets:

As of December 31, 2023	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$13	$3	$12	$3
Derivative liabilities	(12)	(3)	(57)	(32)
	1	—	(45)	(29)
Designated as hedging instruments
Derivative assets	—	—	—	—
Derivative liabilities	—	—	—	—
	—	—	—	—
Total derivatives before offset of cash collateral	1	—	(45)	(29)
Cash collateral receivable	—	—	27	7
Total derivatives as presented in the balance sheet	$1	$—	$(18)	$(22)

As of December 31, 2022	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$30	$8	$30	$7
Derivative liabilities	(30)	(7)	(58)	(50)
	—	1	(28)	(43)
Designated as hedging instruments
Derivative assets	—	—	—	—
Derivative liabilities	—	—	—	—
	—	—	—	—
Total derivatives before offset of cash collateral	—	1	(28)	(43)
Cash collateral receivable	—	—	11	2
Total derivatives as presented in the balance sheet	$—	$1	$(17)	$(41)
The net notional volumes of the outstanding derivative instruments associated with Networks' activities as of December 31, 2023 and 2022, respectively, consisted of:

As of December 31,	2023	2022
(Millions)
Wholesale electricity purchase contracts (MWh)	5.6	5.7
Natural gas purchase contracts (Dth)	10.7	9.6
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
The amounts for electricity hedge contracts and natural gas hedge contracts recognized in regulatory liabilities and assets as of December 31, 2023 and 2022 and amounts reclassified from regulatory assets and liabilities into income for the years ended December 31, 2023, 2022 and 2021 are as follows:

(Millions)	Loss or Gain Recognized in Regulatory Assets/Liabilities		Location of Loss (Gain) Reclassified from Regulatory Assets/Liabilities into Income	Loss (Gain) Reclassified from Regulatory Assets/Liabilities into Income
As of				For the Year Ended December 31,
December 31, 2023	Electricity	Natural Gas	2023	Electricity	Natural Gas
Regulatory assets	$22	$12	Purchased power, natural gas and fuel used	$102	$15
Regulatory liabilities	$—	$—
December 31, 2022			2022
Regulatory assets	$9	$4	Purchased power, natural gas and fuel used	$(127)	$(16)
Regulatory liabilities	$—	$—
			2021
			Purchased power, natural gas and fuel used	$(23)	$(11)
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
PURA has determined that costs associated with these CfDs will be fully recoverable by UI and CL&P through electric rates, and UI has deferred recognition of costs (a regulatory asset) or obligations (a regulatory liability), including carrying costs. For those CfDs signed by CL&P, UI records its approximate 20% portion pursuant to the cost-sharing agreement noted above. As of December 31, 2023, UI has recorded a gross derivative asset of $1 million ($0 of which is related to UI’s portion of the CfD signed by CL&P), a regulatory asset of $38 million, a gross derivative liability of $39 million ($38 million of which is related to UI’s portion of the CfD signed by CL&P) and a regulatory liability of $0. As of December 31, 2022, UI has recorded a gross derivative asset of $1 million ($0 of which is related to UI’s portion of the CfD signed by CL&P), a regulatory asset of $56 million, a gross derivative liability of $57 million ($55 million of which is related to UI’s portion of the CfD signed by CL&P) and a regulatory liability of $0.
The unrealized gains and losses from fair value adjustments to these derivatives, which are recorded in regulatory assets, for the years ended December 31, 2023, 2022 and 2021, respectively, were as follows:

	Years Ended December 31,
	2023	2022	2021
(Millions)
Derivative Assets	$—	$(1)	$—
Derivative Liabilities	$18	$18	$13

Derivatives designated as hedging instruments
The effect of derivatives in cash flow hedging relationships on OCI and income for the years ended December 31, 2023, 2022 and 2021, respectively, consisted of:

Year Ended December 31,	(Loss) Gain Recognized in OCI on Derivatives (a)	Location of Loss Reclassified from Accumulated OCI into Income	Loss (Gain) Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2023
Interest rate contracts	$—	Interest expense	$4	$409
Commodity contracts	—	Purchased power, natural gas and fuel used	—	2,429
Total	$—		$4
2022
Interest rate contracts	$—	Interest expense	$4	$303
Commodity contracts	2	Purchased power, natural gas and fuel used	(3)	2,456
Foreign currency exchange contracts	—		—
Total	$2		$1
2021
Interest rate contracts	$—	Interest expense	$4	$298
Commodity contracts	2	Purchased power, natural gas and fuel used	(1)	1,719
Foreign currency exchange contracts	(5)		—
Total	$(3)		$3
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
The net loss in accumulated OCI related to previously settled forward starting swaps and accumulated amortization is $39 million and $43 million as of December 31, 2023 and 2022, respectively. We recorded $4 million in net derivative losses related to discontinued cash flow hedges during each of the years ended December 31, 2023, 2022 and 2021, respectively. We will amortize approximately $4 million of discontinued cash flow hedges in 2024.
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

The net notional volumes of outstanding derivative instruments associated with Renewables' activities as of December 31, 2023 and 2022, respectively, consisted of:

As of December 31,	2023	2022
(MWh/Dth in Millions)
Wholesale electricity purchase contracts	1	2
Wholesale electricity sales contracts	6	7
Natural gas and other fuel purchase contracts	21	15
Financial power contracts	4	6
Basis swaps - purchases	24	22
Basis swaps - sales	1	—
The fair values of derivative contracts associated with Renewables' activities as of December 31, 2023 and 2022, respectively, consisted of:

As of December 31,	2023	2022
(Millions)
Wholesale electricity purchase contracts	$29	$149
Wholesale electricity sales contracts	14	(200)
Natural gas and other fuel purchase contracts	4	2
Financial power contracts	17	8
Total	$64	$(41)
On May 27, 2021, Renewables entered into a forward interest rate swap, with a total notional amount of $935 million, to hedge the issuance of forecasted variable rate debt. The forward interest rate swap is designated and qualifies as a cash flow hedge. As part of the financial close of Vineyard Wind 1 described in Note 22, this hedge was novated to the lending institutions and the notional value changed to $956 million. As of December 31, 2023 and 2022, the fair value of the interest rate swap was $122 million and $116 million, respectively, as non-current assets. The gain or loss on the interest rate swap is reported as a component of accumulated OCI and will be reclassified into earnings in the period or periods during which the related interest expense on the debt is incurred.

The tables below present Renewables' derivative positions as of December 31, 2023 and 2022, respectively, including those subject to master netting agreements and the location of the net derivative position on our consolidated balance sheets:

As of December 31, 2023	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$53	$52	$53	$1
Derivative liabilities	—	(3)	(73)	(4)
	53	49	(20)	(3)
Designated as hedging instruments
Derivative assets	15	113	7	1
Derivative liabilities	(1)	—	(47)	(37)
	14	113	(40)	(36)
Total derivatives before offset of cash collateral	67	162	(60)	(39)
Cash collateral receivable	—	—	43	13
Total derivatives as presented in the balance sheet	$67	$162	$(17)	$(26)

As of December 31, 2022	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$121	$63	$79	$4
Derivative liabilities	(61)	(40)	(103)	(7)
	60	23	(24)	(3)
Designated as hedging instruments
Derivative assets	—	116	—	1
Derivative liabilities	—	—	(168)	(89)
	—	116	(168)	(88)
Total derivatives before offset of cash collateral	60	139	(192)	(91)
Cash collateral receivable	—	—	105	54
Total derivatives as presented in the balance sheet	$60	$139	$(87)	$(37)

Derivatives not designated as hedging instruments
The effects of trading and non-trading derivatives associated with Renewables' activities for the years ended December 31, 2023, 2022 and 2021 consisted of:

	Year Ended December 31, 2023
	Trading	Non-trading	Total amount per income statement
(Millions)
Operating Revenues
Wholesale electricity purchase contracts	$(8)	$(5)
Wholesale electricity sales contracts	71	67
Financial power contracts	(5)	41
Financial and natural gas contracts	—	10
Total gain included in operating revenues	$58	$113	$8,309

Purchased power, natural gas and fuel used
Wholesale electricity purchase contracts	$—	$(109)
Financial and natural gas contracts	—	(41)
Total loss included in purchased power, natural gas and fuel used	$—	$(150)	$2,429

Total Gain (Loss)	$58	$(37)

	Year Ended December 31, 2022
	Trading	Non-trading	Total amount per income statement
(Millions)
Operating Revenues
Wholesale electricity purchase contracts	$9	$6
Wholesale electricity sales contracts	1	(63)
Financial power contracts	1	(52)
Financial and natural gas contracts	1	(6)
Total gain (loss) included in operating revenues	$12	$(115)	$7,923

Purchased power, natural gas and fuel used
Wholesale electricity purchase contracts	$—	$98
Financial and natural gas contracts	—	5
Total gain included in purchased power, natural gas and fuel used	$—	$103	$2,456

Total Gain (Loss)	$12	$(12)

	Year Ended December 31, 2021
	Trading	Non-trading	Total amount per income statement
(Millions)
Operating Revenues
Wholesale electricity purchase contracts	$1	$(1)
Wholesale electricity sales contracts	(2)	(33)
Financial power contracts	4	(42)
Financial and natural gas contracts	(1)	(25)
Total gain (loss) included in operating revenues	$2	$(101)	$6,974

Purchased power, natural gas and fuel used
Wholesale electricity purchase contracts	$—	$32
Financial and natural gas contracts	—	12
Total gain included in purchased power, natural gas and fuel used	$—	$44	$1,719

Total Gain (Loss)	$2	$(57)
Derivatives designated as hedging instruments
The effect of derivatives in cash flow hedging relationships on accumulated OCI and income for the years ended December 31, 2023, 2022 and 2021 consisted of:

Years Ended December 31,	Gain (Loss) Recognized in OCI on Derivatives (a)	Location of Loss (Gain) Reclassified from Accumulated OCI into Income	Loss (Gain) Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2023
Interest rate contracts	$122	Interest Expense	$—	$409
Commodity contracts	$17	Operating revenues	$169	$8,309
Total	$139		$169
2022
Interest rate contracts	$116	Interest Expense	$—	$303
Commodity contracts	$(178)	Operating revenues	$59	$7,923
	$(62)		$59
2021
Interest rate contracts	$(58)	Interest Expense	$—	$298
Commodity contracts	$(142)	Operating revenues	$(3)	$6,974
	$(200)		$(3)
(a)Changes in OCI are reported on a pre-tax basis.
Amounts are reclassified from accumulated OCI into income in the period during which the transaction being hedged affects earnings or when it becomes probable that a forecasted transaction being hedged would not occur. Notwithstanding future changes in prices, approximately $41 million of loss included in accumulated OCI at December 31, 2023 is expected to be reclassified into earnings within the next twelve months. We recorded immaterial amounts of net derivative losses related to discontinued cash flow hedges for the years ended December 31, 2023, 2022 and 2021.
(c) Corporate activities
Avangrid uses financial derivative instruments from time to time to alter its fixed and floating rate debt balances or to hedge fixed rates in anticipation of future fixed rate issuances.
The net loss in accumulated OCI related to previously settled interest rate contracts is $29 million and $38 million as of December 31, 2023 and 2022, respectively. We amortized into income $9 million of the loss related to the settled interest rate contracts for each of the years ended December 31, 2023, 2022 and 2021. We will amortize approximately $9 million of the net loss on the interest rate contracts during 2024.
The effect of derivatives in cash flow hedging relationships on accumulated OCI for the years ended December 31, 2023, 2022 and 2021 consisted of:

Years Ended December 31,	(Loss) Recognized in OCI on Derivatives (a)	Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2023
Interest rate contracts	$—	Interest expense	$9	$409
2022
Interest rate contracts	$—	Interest expense	$9	$303
2021
Interest rate contracts	$—	Interest expense	$9	$298
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
The effects on our consolidated financial statements as of and for the years ended December 31, 2023 and 2022 are as follows:

	Fair value of hedge	Location of (Gain) Recognized in Income Statement	Loss Recognized in Income Statement	Year to date total per Income Statement
(Millions)	As of December 31, 2023		Year Ended December 31, 2023
Current liabilities	$(26)	Interest Expense	$31	$409
Non-current liabilities	$(63)

	Cumulative effect on hedged debt
Current debt	$—
Non-current debt	$89

	Fair value of hedge	Location of (Gain) Recognized in Income Statement	(Gain) Recognized in Income Statement	Year to date total per Income Statement
(Millions)	As of December 31, 2022		Year Ended December 31, 2022
Current liabilities	$(29)	Interest Expense	$6	$303
Non-current liabilities	$(86)

	Cumulative effect on hedged debt
Current debt	$29
Non-current debt	$86
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

The wholesale power supply agreements of UI contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit ratings on senior debt were to fall below investment grade. If such an event had occurred as of December 31, 2023, UI would have had to post an aggregate of approximately $46 million in collateral.
We have various master netting arrangements in the form of multiple contracts with various single counterparties that are subject to contractual agreements that provide for the net settlement of all contracts through a single payment. Those arrangements reduce our exposure to a counterparty in the event of a default on or termination of any single contract. For financial statement presentation purposes, we offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim or the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. The amount of cash collateral under master netting arrangements that has not been offset against net derivative positions was $63 million and $97 million as of December 31, 2023 and 2022, respectively. Derivative instruments settlements and collateral payments are included throughout the "Changes in operating assets and liabilities" section of operating activities in the consolidated statements of cash flows.
Certain of our derivative instruments contain provisions that require us to maintain an investment grade credit rating on our debt from each of the major credit rating agencies. If our debt were to fall below investment grade, we would be in violation of those provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit risk related contingent features that are in a liability position as of December 31, 2023 is $34 million, for which we have posted collateral.
Note 13. Leases
We have operating leases for office buildings, facilities, vehicles and certain equipment. Our finance leases are primarily related to electric generation and certain buildings, vehicles and equipment. Certain of our lease agreements include rental payments adjusted periodically for inflation or are based on other periodic input measures. Our leases do not contain any material residual value guarantees or material restrictive covenants. Our leases have remaining lease terms of 1 year to 50 years, some of which may include options to extend the leases for up to 40 years, and some of which may include options to terminate. We consider extension or termination options in the lease term if it is reasonably certain we will exercise the option.
The components of lease cost for the years ended December 31, 2023, 2022 and 2021 were as follows:

For the Year Ended December 31,	2023	2022	2021
(Millions)
Lease cost
Finance lease cost
Amortization of right-of-use assets	$11	$12	$8
Interest on lease liabilities	3	3	3
Total finance lease cost	14	15	11
Operating lease cost	18	20	14
Short-term lease cost	8	6	4
Variable lease cost	3	3	4
Total lease cost	$43	$44	$33

Balance sheet and other information as of December 31, 2023 and 2022 was as follows:

As of December 31,	2023	2022
(Millions, except lease term and discount rate)
Operating Leases
Operating lease right-of-use assets	$195	$159

Operating lease liabilities, current	16	13
Operating lease liabilities, long-term	199	161
Total operating lease liabilities	$215	$174

Finance Leases
Other assets	$132	$143

Other current liabilities	28	7
Other non-current liabilities	53	80
Total finance lease liabilities	$81	$87

Weighted-average Remaining Lease Term (years)
Finance leases	5.6	6.4
Operating leases	20.8	16.9
Weighted-average Discount Rate
Finance leases	3.39%	3.46%
Operating leases	4.19%	3.69%
For the years ended December 31, 2023, 2022 and 2021 supplemental cash flow information related to leases was as follows:

For the Year Ended December 31,	2023	2022	2021
(Millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$16	$14	$16
Operating cash flows from finance leases	$3	$1	$3
Financing cash flows from finance leases	$6	$9	$6

Right-of-use assets obtained in exchange for lease obligations:
Finance leases	$—	$(1)	$—
Operating leases	$55	$25	$10

As of December 31, 2023, maturities of lease liabilities were as follows:

	Finance Leases	Operating Leases
(Millions)
Year ending December 31,
2024	$30	$21
2025	8	17
2026	9	17
2027	10	19
2028	19	16
Thereafter	14	257
Total lease payments	90	346
Less: imputed interest	(9)	(131)
Total	$81	215
Renewables has a sale-leaseback arrangement (as a seller-lessee) on a solar generation facility. The finance lease liability outstanding (including the current portion thereof) was $39 million and $41 million at December 31, 2023 and December 31, 2022, respectively. In 2013, Renewables sold the generation facility to a consortium of buyers (referred to as “Trusts”) and simultaneously entered into an agreement with the Trusts for the right to use the facility for up to 15 years with an early buyout option in year 10. During 2022, Renewables elected not to exercise the early buyout option and prospectively adjusted the accounting for the lease, which contains a buyout option at fair value at the end of the lease term. The gain on the sale of the generation facility was deferred and is being amortized to depreciation expense over the 25-year life of the facility.
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
Transmission - ROE Complaint – CMP and UI
On September 30, 2011, the Massachusetts Attorney General, DPU, PURA, New Hampshire Public Utilities Commission, Rhode Island Division of Public Utilities and Carriers, Vermont Department of Public Service, numerous New England consumer advocate agencies and transmission tariff customers collectively filed a joint complaint with the FERC, pursuant to sections 206 and 306 of the Federal Power Act against several NETOs claiming that the approved base ROE of 11.14% used by NETOs in calculating formula rates for transmission service under the ISO-New England Open Access Transmission Tariff (OATT) was not just and reasonable and seeking a reduction of the base ROE of 9.2%. CMP and UI are NETOs with assets and service rates that are governed by the OATT and will thereby be affected by any FERC order resulting from the filed complaint.
On December 26, 2012, a second related complaint for a subsequent rate period was filed requesting the ROE be reduced to 8.7%. On July 31, 2014, a third related complaint was filed for a subsequent rate period requesting the ROE be reduced to 8.84%. On April 29, 2016, a fourth complaint was filed for a rate period subsequent to prior complaints requesting the base ROE be 8.61% and ROE Cap be 11.24%.
On October 16, 2018, the FERC issued an order directing briefs and proposing a new methodology to calculate the NETOs ROE that is contained in NETOs’ transmission formula rate on file at FERC. We cannot predict the final outcome of the proceedings.
Customer Service Invoice Dispute
On May 4, 2021, Nike USA, Inc. (Nike), the buyer under a virtual PPA with a subsidiary of Renewables, provided notice that it disagrees with the settlement amounts included in certain invoices. The PPA provides for a monthly settlement between the parties based on the metered output of the project based on a stated hub price. The disagreement relates as to the appropriate hub price to use for settlement calculations, most notably during Winter Storm Uri in February of 2021. Nike has requested an adjustment to the invoices that would increase the amount payable by approximately $31 million. Renewables has responded that the invoices have been properly calculated in accordance with the provisions of the PPA, and that Nike is not entitled to any further payments. On June 16, 2023, Nike filed suit against the Company and certain subsidiaries of Renewables alleging breach of contract, and seeking more than $31 million in invoice adjustments, fees, and interest. The Company filed a motion to dismiss the complaint, which the Circuit Court of the State of Oregon for the County of Multnomah denied on October 25, 2023 following oral arguments. The case is currently proceeding with an expected trial beginning on October 14, 2024. We cannot predict the outcome of this matter.
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
NYSEG, RG&E, SCG, CNG, BGC and MNG (collectively, the Regulated Gas Companies) satisfy their natural gas supply requirements through purchases from various producers and suppliers, withdrawals from natural gas storage, capacity contracts and winter peaking supplies and resources. The Regulated Gas Companies operate diverse portfolios of gas supply, firm transportation capacity, gas storage and peaking resources. Actual gas costs incurred by each of the Regulated Gas Companies are passed through to customers through state regulated purchased gas adjustment mechanisms, subject to regulatory review.
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
Other arrangements include contractual obligations for property, plant and equipment, material and services on order but not yet delivered at December 31, 2023.
Power, Gas and Other Arrangements – Renewables
Gas purchase commitments consist of firm transport capacity to fuel the Klamath Cogen and Peaking gas generators. Power purchase commitments include the following: (i) long-term firm transmission agreements with fixed monthly capacity payments that allow the delivery of electricity from wind and thermal generation sources to various customers, (ii) a 95.6 MW (average) three-year purchase of hydro capacity and energy to provide balancing services to the NW wind assets that has monthly fixed payments (beginning in 2022 and expiring in 2024), (iii) fixed priced energy purchases to cover firming & shaping commitments and (iv) fixed price REC purchases to supply merchant REC sales. Power sales commitments include: (i) winter capacity sale of 150 MW through 2042, (ii) fixed price, fixed volume hydro energy sales through 2024, (iii) fixed price, fixed volume power sales off the Klamath Cogen facility, (iv) a seasonal tolling arrangement off the Klamath peaking facility with fixed capacity charges through 2024, (v) fixed price, fixed volume renewable energy credit sales off merchant wind facilities, (vi) sales of merchant wind farm capacity to various ISOs and (vii) sales of ancillary services (e.g., regulation and frequency response, generator imbalance, etc.) to third parties from Renewables’ Balancing Authority.
In June 2020, Renewables entered into a Payment In Lieu of Taxes (PILOT) agreement related to two of its projects with Torrance County, New Mexico. The agreement requires PILOT payments to Torrance County through 2049. The total amount of PILOT payments related to the two projects in 2023 was $1 million.
Renewables also has easement contracts which are included in the table below under purchases.
Forward purchases and sales commitments under power, gas and other arrangements as of December 31, 2023 consisted of:

Year	Purchases	Sales
	(Millions)
2024	$1,513	$285
2025	246	161
2026	116	58
2027	83	34
2028	51	6
Thereafter	1,005	56
Totals	$3,014	$600
Guarantee Commitments to Third Parties
As of December 31, 2023, we had approximately $911 million of standby letters of credit, surety bonds, guarantees and indemnifications outstanding. We also provided a guaranty related to Renewables' commitment to contribute equity to Vineyard Wind and an indemnification of Vineyard Wind tax equity investors as described in Note 22, which are in addition to the amounts above. These instruments provide financial assurance to the business and trading partners of Avangrid, its subsidiaries and equity method investees in their normal course of business. The instruments only represent liabilities if Avangrid or its subsidiaries fail to deliver on contractual obligations. We therefore believe it is unlikely that any material liabilities associated with these instruments will be incurred and, accordingly, as of December 31, 2023, neither we nor our subsidiaries have any liabilities recorded for these instruments.
NECEC Commitments
On January 4, 2021, CMP transferred the NECEC project to NECEC Transmission LLC, a wholly-owned subsidiary of Networks. Among other things, NECEC Transmission LLC and/or CMP committed to approximately $90 million of future payments to support various programs in the state of Maine, of which approximately $10 million was paid through the end of 2023.
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
We have recorded an estimated liability of $6 million related to six of the twenty-four sites. We have paid remediation costs related to the remaining eighteen sites and do not expect to incur additional liabilities. Additionally, we have recorded an estimated liability of $10 million related to another ten sites where we believe it is probable that we will incur remediation and/or monitoring costs, although we have not been notified that we are among the potentially responsible parties or that we are regulated under State Resource Conservation and Recovery Act programs. It is possible the ultimate cost to remediate these sites may be significantly more than the accrued amount. As of December 31, 2023, our estimate for costs to remediate these sites ranges from $15 million to $22 million. Factors affecting the estimated remediation amount include the remedial action plan selected, the extent of site contamination and the allocation of the clean-up costs.
Manufactured Gas Plants
We have a program to investigate and perform necessary remediation at our fifty-three sites where gas was manufactured in the past (Manufactured Gas Plants, or MGPs). Six sites are included in the New York State Registry, thirty-nine sites are included in the New York State Department of Environmental Conservation (NYSDEC) Multi-Site Order of Consent; two sites with individual NYSDEC Orders of Consent; two sites under a Brownfield Cleanup Program and two sites are included in Maine Department of Environmental Protection programs (none in the Voluntary Response Action Program, Brownfield Cleanup Program and Uncontrolled Sites Program). The remaining sites are not included in a formal program. We have entered into consent orders with various environmental agencies to investigate and, where necessary, remediate forty-one of the fifty-three sites.
As of December 31, 2023, our estimate for all costs related to investigation and remediation of the fifty-three sites ranges from $122 million to $218 million. Our estimate could change materially based on facts and circumstances derived from site investigations, changes in required remedial actions, changes in technology relating to remedial alternatives and changes to current laws and regulations.
Certain of our Connecticut and Massachusetts regulated gas companies own or have previously owned properties where MGPs had historically operated. MGP operations have led to contamination of soil and groundwater with petroleum hydrocarbons, benzene and metals, among other things, at these properties, the regulation and cleanup of which is regulated by the federal Resource Conservation and Recovery Act as well as other federal and state statutes and regulations. Each of the companies has or had an ownership interest in one or more of such properties contaminated as a result of MGP-related activities. Under the existing regulations, the cleanup of such sites requires state and at times, federal, regulators’ involvement and approval before cleanup can commence. In certain cases, such contamination has been evaluated, characterized and remediated. In other cases, the sites have been evaluated and characterized, but not yet remediated. Finally, at some of these sites, the scope of the contamination has not yet been fully characterized; as of December 31, 2023, no liability was recorded related to these sites and no amount of loss, if any, can be reasonably estimated at this time. In the past, the companies have received approval for the recovery of MGP-related remediation expenses from customers through rates and will seek recovery in rates for ongoing MGP-related remediation expenses for all of their MGP sites.
As of both December 31, 2023 and 2022, the liability associated with our MGP sites in Connecticut was $112 million, the remediation costs of which could be significant and will be subject to a review by PURA as to whether these costs are recoverable in rates.
As of December 31, 2023 and 2022, our total recorded liability to investigate and perform remediation at all known inactive MGP sites discussed above and other sites was $250 million and $289 million, respectively. We recorded a corresponding regulatory asset, net of insurance recoveries and the amount collected from FirstEnergy, as described below, because we expect to recover the net costs in rates. Our environmental liability accruals are recorded on an undiscounted basis and are expected to be paid through the year 2058.
FirstEnergy
NYSEG and RG&E each sued FirstEnergy under the Comprehensive Environmental Response, Compensation, and Liability Act to recover environmental cleanup costs at certain former MGP sites, which are included in the discussion above. In 2011, the District Court issued a decision and order in NYSEG’s favor, which was upheld on appeal, requiring FirstEnergy to pay NYSEG for past and future clean-up costs at the sixteen sites in dispute. In 2008, the District Court issued a decision and order in RG&E's favor requiring FirstEnergy to pay RG&E for past and future clean-up costs at the two MGP sites in dispute. FirstEnergy remains liable for a substantial share of clean up expenses at the MGP sites. Based on projections as of December 31, 2023, FirstEnergy’s share of clean-up costs owed to NYSEG & RG&E is estimated at approximately $8 million and $6 million, respectively. These amounts are being treated as contingent assets and have not been recorded as either a receivable or a decrease to the environmental provision. Any recovery will be flowed through to NYSEG and RG&E customers, as applicable.
English Station
On August 4, 2016, DEEP issued a partial consent order (the consent order), that requires UI to investigate and remediate certain environmental conditions within the perimeter of a former generation site on the Mill River in New Haven (English Station) that UI sold to Quinnipiac Energy in 2000. Under the consent order, to the extent that the cost of this investigation and remediation is less than $30 million, UI will remit to the State of Connecticut the difference between such cost and $30 million. UI must comply with the terms of the consent order, but may seek to recover costs above $30 million in consultation with the state. UI continues its activities to investigate and remediate the environmental conditions at the site. In 2023 and 2024, DEEP sent UI a series of letters requesting details on remediation plans and security, which UI has responded to.
On January 25, 2024, DEEP issued a notice of declaratory ruling to determine the “high occupancy standard” necessary “to abate on-site pollution and impacts for industrial/commercial use of the Site…inside the buildings” as referenced in section (B)(1)(e)(4) of the Partial Consent Order. On January 29, 2024, DEEP served UI with a Summons and Complaint seeking injunctive relief and enforcement of the consent order from the Connecticut Superior Court.
As of both December 31, 2023 and 2022, the amount reserved related to English Station was $19 million. Since its inception, we have recorded $35 million to the reserve which has been offset with cash payments over time. We cannot predict the outcome of these proceedings.
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
Note 16. Income Taxes
In August 2022, the Inflation Reduction Act of 2022 (IRA) was signed into United States law. The IRA created a new corporate alternative minimum tax (CAMT) of 15% on adjusted financial statement income and an excise tax of 1% on the value of certain stock repurchases. The IRA also contains several additional provisions related to tax incentives for investments in renewable energy production, carbon capture, and other climate actions. The CAMT and other various provisions of the IRA are effective for periods beginning after December 31, 2022. The Company paid $32 million of CAMT in 2023, comprised of an estimated $129 million of gross initial obligation; partially offset by $97 million of tax credit utilization. The Company also established an equivalent $129 million, unlimited lived gross CAMT carryforward asset which will be available in future periods to offset regular income tax that exceeds CAMT.
Since early 2020, and in response to regulatory orders received in most but not all of our operating jurisdictions, we began returning to customers both protected and unprotected excess accumulated deferred income tax (ADIT) from the 2017 Tax Act. Such amounts are subject to the terms of those orders while meeting the requirements of normalization for both Average Rate Assumption Method (ARAM) and Reverse South Georgia (RSG) methodologies.
Current and deferred taxes charged to expense for the years ended December 31, 2023, 2022 and 2021 consisted of:

Years Ended December 31,	2023	2022	2021
(Millions)
Current
Federal	$36	$—	$6
State	(1)	2	4
Current taxes charged to expense	35	2	10
Deferred
Federal	62	67	49
State	(8)	49	72
Deferred taxes charged to expense	54	116	121
Production tax credits	(97)	(97)	(109)
Investment tax credits	(1)	(1)	(1)
Total Income Tax (Benefit) Expense	$(9)	$20	$21
The differences between tax expense per the statements of income and tax expense at the 21% statutory federal tax rate for the years ended December 31, 2023, 2022 and 2021 consisted of:

Years Ended December 31,	2023	2022	2021
(Millions)
Tax expense at federal statutory rate	$138	$176	$140
Depreciation and amortization not normalized	(27)	(20)	(19)
Investment tax credit amortization	(1)	(1)	(1)
Tax return related adjustments	(4)	2	—
Production tax credits	(97)	(97)	(109)
Tax equity financing arrangements	26	13	14
State tax (benefit) expense, net of federal effect	(7)	40	61
Excess ADIT amortization	(35)	(66)	(65)
Valuation allowance	—	(35)	21
Other, net	(2)	8	(21)
Total Income Tax (Benefit) Expense	$(9)	$20	$21
Deferred tax assets and liabilities as of December 31, 2023 and 2022 consisted of:

As of December 31,	2023	2022
(Millions)
Deferred Income Tax Liabilities (Assets)
Property related	$4,650	$4,504
Unfunded future income taxes	141	129
Federal and state tax credits	(986)	(942)
Federal and state NOL’s	(1,308)	(1,086)
Joint ventures/partnerships	244	210
Nontaxable grant revenue	(250)	(270)
Tax Act - tax on regulatory remeasurement	(317)	(328)
Valuation allowance	82	87
Other	180	(91)
Deferred Income Tax Liabilities	$2,436	$2,213

Deferred tax assets	$2,861	$2,717
Deferred tax liabilities	5,297	4,930
Net Accumulated Deferred Income Tax Liabilities	$2,436	$2,213

As of December 31, 2023, we had gross federal tax net operating losses of $4.7 billion, federal PTCs and ITCs, R&D and other federal credits of $948 million, state tax effected net operating losses of $401 million in several jurisdictions and miscellaneous state tax credits of $145 million available to carry forward and reduce future income tax liabilities. The federal net operating losses begin to expire in 2028, while the federal tax credits begin to expire in 2024. The more significant state net operating losses begin to expire in 2024.
Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that all or a portion of a tax benefit will not be realized. The valuation allowance for deferred tax assets as of December 31, 2023 and 2022 was $82 million and $87 million, respectively. The $5 million decrease is related to state net operating losses and tax credit carryforwards. The $82 million balance as of December 31, 2023 includes federal net operating loss and tax credit carryforward valuation allowance of $3 million and state net operating loss and state tax credit carryforward valuation allowance of $79 million.
The reconciliation of unrecognized income tax benefits for the years ended December 31, 2023, 2022 and 2021 consisted of:

Years ended December 31,	2023	2022	2021
(Millions)
Beginning Balance	$127	$127	$127
Increases for tax positions related to prior years	7	2	3
Increases for tax positions related to current year	—	2	—
Decreases for tax positions related to prior years	(4)	(4)	(3)
Ending Balance	$130	$127	$127
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
Accruals for interest and penalties on tax reserves were immaterial for the years ended December 31, 2023, 2022 and 2021. If recognized, $109 million of the total gross unrecognized tax benefits would affect the effective tax rate. Within the next twelve months, Avangrid could resolve $83 million of various state uncertainties under appeal, of which, the entire amount if recognized, would reduce the effective tax rate. An estimated range of impact to Avangrid’s earnings related to uncertain tax benefit changes in the next twelve months cannot be made.
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
As of December 31, 2023, UIL is subject to audit of its federal tax return for years 2014 through its short period 2015. UIL's short period ending in 2015 is open and subject to Connecticut audit.
In 2023, Avangrid executed an agreement to transfer the production tax credits generated in 2023 pursuant to the transferability provisions of the Inflation Reduction Act of 2022. Avangrid received cash of $81 million for the transfer of tax credits for the year ended December 31, 2023.
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

Qualified Retirement Benefit Plans
As of December 31, 2023 and 2022, our obligations and funded status consisted of:

	Pension Benefits		Postretirement Benefits
As of December 31,	2023	2022	2023	2022
(Millions)
Change in benefit obligation
Benefit Obligation as of January 1,	$2,452	$3,487	$284	$408
Service cost	6	27	1	2
Interest cost	121	111	14	10
Plan amendments	—	1	—	—
Actuarial loss (gain)	131	(716)	36	(103)
Curtailments/Settlements	(2)	(274)	—	—
Benefits paid	(208)	(184)	(34)	(33)
Benefit Obligation as of December 31,	2,500	2,452	301	284
Change in plan assets
Fair Value of Plan Assets as of January 1,	2,151	3,079	89	127
Actual return on plan assets	204	(584)	12	(22)
Employer contributions	14	22	16	17
Settlements	(2)	(182)	—	—
Benefits paid	(208)	(184)	(34)	(33)
Fair Value of Plan Assets as of December 31,	2,159	2,151	83	89
Funded Status as of December 31,	$(341)	$(301)	$(218)	$(195)
During 2023, the pension and postretirement benefit obligations had actuarial losses of, respectively, $131 million and $36 million, primarily due to losses from discount rate decreases of $112 million and $12 million, respectively.
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
As of December 31, 2023 and 2022, funded status amounts recognized on our consolidated balance sheets consisted of:

	Pension Benefits		Postretirement Benefits
As of December 31,	2023	2022	2023	2022
(Millions)
Current liabilities	$—	$—	$(5)	$(5)
Non-current liabilities	(341)	(301)	(213)	(190)
Total	$(341)	$(301)	$(218)	$(195)
We have determined that Networks’ regulated operating companies are allowed to defer as regulatory assets or regulatory liabilities items that would have otherwise been recorded in accumulated OCI pursuant to the accounting requirements concerning defined benefit pension and other postretirement plans.

Amounts recognized as a component of regulatory assets or regulatory liabilities for Networks for the years ended December 31, 2023 and 2022 consisted of:

	Pension Benefits		Postretirement Benefits
Years Ended December 31,	2023	2022	2023	2022
(Millions)
Net loss (gain)	$251	$181	$(52)	$(91)
Prior service cost (credit)	$6	$7	$(1)	$(1)
Amounts recognized in OCI for ARHI for the years ended December 31, 2023 and 2022, consisted of:

	Pension Benefits		Postretirement Benefits
Years Ended December 31,	2023	2022	2023	2022
(Millions)
Net loss (gain)	$11	$12	$(4)	$(6)
As of December 31, 2023 and 2022, the projected benefit obligation (PBO) and accumulated benefit obligation (ABO) exceeded the fair value of pension plan assets for all qualified plans. The aggregate PBO and ABO and the fair value of plan assets for our underfunded qualified plans consisted of:

	PBO in excess of plan assets
As of December 31,	2023	2022
(Millions)
Projected benefit obligation	$2,500	$2,452
Fair value of plan assets	$2,159	$2,151

	ABO in excess of plan assets
As of December 31,	2023	2022
(Millions)
Accumulated benefit obligation	$2,479	$2,429
Fair value of plan assets	$2,159	$2,151
As of December 31, 2023 and 2022, the accumulated postretirement benefits obligation for all qualified plans exceeded the fair value of plan assets.

Components of Networks’ net periodic benefit cost and other changes in plan assets and benefit obligations recognized in income and regulatory assets and liabilities for the years ended December 31, 2023, 2022 and 2021 consisted of:

	Pension Benefits			Postretirement Benefits
For the years ended December 31,	2023	2022	2021	2023	2022	2021
(Millions)
Net Periodic Benefit Cost:
Service cost	$5	$26	$39	$1	$2	$3
Interest cost	119	109	86	14	10	10
Expected return on plan assets	(143)	(162)	(199)	(5)	(6)	(7)
Amortization of prior service cost (benefit)	1	1	2	—	(1)	(5)
Amortization of net loss	3	49	115	(12)	(4)	2
Settlement charge	—	17	6	—	—	—
Curtailment charge	—	(32)	—	—	—	—
Net Periodic Benefit Cost	(15)	8	49	(2)	1	3
Other changes in plan assets and benefit obligations recognized in regulatory assets and regulatory liabilities:
Curtailments	—	(59)	—	—	—	—
Settlement charge	—	(17)	(6)	—	—	—
Net loss (gain)	73	33	(218)	26	(75)	(31)
Amortization of net loss	(3)	(49)	(115)	12	4	(2)
Current year prior service cost (credit)	—	1	2	—	—	1
Amortization of prior service (cost) benefit	(1)	(1)	(2)	—	1	5
Total Other Changes	69	(92)	(339)	38	(70)	(27)
Total Recognized	$54	$(84)	$(290)	$36	$(69)	$(24)
Components of ARHI’s net periodic benefit cost and other changes in plan assets and benefit obligations recognized in income and OCI for the years ended December 31, 2023, 2022 and 2021 consisted of:

	Pension Benefits			Postretirement Benefits
For the years ended December 31,	2023	2022	2021	2023	2022	2021
(Millions)
Net Periodic Benefit Cost:
Service cost	$1	$1	$1	$—	$—	$—
Interest cost	2	2	1	—	—	—
Expected return on plan assets	(2)	(2)	(2)	—	—	—
Amortization of net loss (gain)	—	1	2	(1)	(1)	(1)
Settlement/Curtailment charge	1	1	1	—	—	—
Net Periodic Benefit Cost	2	3	3	(1)	(1)	(1)
Other Changes in plan assets and benefit obligations recognized in OCI:
Settlement charge	(1)	(1)	(1)	(1)	(1)	(1)
Net loss (gain)	—	(1)	(3)	1	(1)	1
Amortization of net (loss) gain	—	(1)	(2)	1	1	1
Amortization of prior service cost	—	—	—	—	—	—
Total Other Changes	(1)	(3)	(6)	1	(1)	1
Total Recognized	$1	$—	$(3)	$—	$(2)	$—
The net periodic benefit cost for postretirement benefits represents the amount expensed for providing health care benefits to retirees and their eligible dependents. We include the service cost component in other operating expenses net of capitalized portion and include the components of net periodic benefit cost other than the service cost component in other expense.

The weighted-average assumptions used to determine our benefit obligations as of December 31, 2023 and 2022 consisted of:

	Pension Benefits		Postretirement Benefits
As of December 31,	2023	2022	2023	2022
Discount rate	4.69%	5.18%	4.66%	5.12%
Rate of compensation increase	2.60%	2.99%	3.00%	3.00%
Interest crediting rate	3.37%	2.87%	N/A	N/A
The discount rate is the rate at which the benefit obligations could presently be effectively settled. We determined the discount rates by developing yield curves derived from a portfolio of high grade noncallable bonds with yields that closely match the duration of the expected cash flows of our benefit obligations.
The weighted-average assumptions used to determine our net periodic benefit cost for the years ended December 31, 2023, 2022 and 2021 consisted of:

	Pension Benefits			Postretirement Benefits
Years Ended December 31,	2023	2022	2021	2023	2022	2021
Discount rate	5.18%	2.85%	2.34%	5.12%	2.66%	2.19%
Expected long-term return on plan assets	6.35%	6.33%	7.30%	5.61%	4.66%	4.05%
Rate of compensation increase	2.99%	3.53%	3.52%	3.00%	3.50%	3.50%
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
Assumed health care cost trend rates used to determine benefit obligations as of December 31, 2023 and 2022 consisted of:

As of December 31,	2023	2022
Health care cost trend rate assumed for next year	6.20%/8.60%	5.00%/6.50%
Rate to which cost trend rate is assumed to decline (ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2032 / 2028	2029 / 2025
Contributions
We make annual contributions in accordance with our funding policy of not less than the minimum amounts as required by applicable regulations. We expect to contribute $28 million and $8 million, respectively, to our pension and other postretirement benefit plans during 2024.
Estimated Future Benefit Payments
Expected benefit payments as of December 31, 2023 consisted of:

(Millions)	Pension Benefits	Postretirement Benefits	Medicare Act Subsidy Receipts
2024	$235	$28	$—
2025	$221	$28	$—
2026	$216	$27	$—
2027	$210	$26	$—
2028	$204	$25	$—
2029 - 2033	$918	$109	$2
Non-Qualified Retirement Benefit Plans
We also sponsor various unfunded pension plans for certain current employees, former employees and former directors. The total liability for these plans, which is included in Other current and Other non-current liabilities on our consolidated balance sheets, was $41 million and $44 million at December 31, 2023 and 2022, respectively.

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
Networks and ARHI have established target asset allocation policies with allowable ranges for their pension plan assets within broad categories of asset classes made up of Return-Seeking investments and Liability-Hedging/Fixed Income investments. In 2020, a streamlined investment policy was implemented, which aligned target allocations to the estimated funded status of each specific plan. Return-Seeking assets range from 15%-70% and Liability-Hedging assets range from 30%-85%. Return-Seeking assets include investments in domestic, international and emerging equity, real estate, global asset allocation strategies and hedge funds. Liability-Hedging investments generally consist of long-term corporate bonds, annuity contracts, long-term treasury STRIPS and opportunistic fixed income investments. Systematic rebalancing within the target ranges increases the probability that the annualized return on the investments will be enhanced, while realizing lower overall risk, should any asset categories drift outside their specified ranges.

The fair values of pension plan assets, by asset category, as of December 31, 2023, consisted of:

As of December 31, 2023		Fair Value Measurements
(Millions)	Total	Level 1	Level 2	Level 3
Asset Category
Cash and cash equivalents	$63	$—	$63	$—
U.S. government securities	295	295	—	—
Common stocks	58	58	—	—
Registered investment companies	106	106	—	—
Corporate bonds	746	—	746	—
Common collective trusts	708	—	708	—
Other, principally annuity, fixed income	6	—	6	—
	$1,982	$459	$1,523	$—
Other investments measured at net asset value	177
Total	$2,159
The fair values of pension plan assets, by asset category, as of December 31, 2022, consisted of:

As of December 31, 2022		Fair Value Measurements
(Millions)	Total	Level 1	Level 2	Level 3
Asset Category
Cash and cash equivalents	$51	$—	$51	$—
U.S. government securities	252	252	—	—
Common stocks	57	57	—	—
Registered investment companies	104	104	—	—
Corporate bonds	708	—	708	—
Preferred stocks	1	1	—	—
Common collective trusts	472	—	472	—
Other, principally annuity, fixed income	33	—	33	—
	$1,678	$414	$1,264	$—
Other investments measured at net asset value	473
Total	$2,151
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
Our postretirement plan assets are consolidated with one trustee in multiple voluntary employees’ beneficiary association (VEBA) and 401(h) arrangements. The assets are invested in various asset classes to achieve sufficient diversification and mitigate risk. This is achieved for our VEBA assets by utilizing multiple institutional mutual and money market funds, which provide exposure to different segments of the securities markets. The 401(h) assets are invested alongside the Pension assets they are tied to and share the same asset allocation policy. Approximately 62% of the postretirement benefits plan assets are invested in VEBA and 401(h) arrangements that are not subject to income taxes with the remainder being invested in arrangements subject to income taxes.
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

The fair values of other postretirement plan assets, by asset category, as of December 31, 2023 consisted of:

As of December 31, 2023		Fair Value Measurements
(Millions)	Total	Level 1	Level 2	Level 3
Asset Category
Cash and cash equivalents	$2	$—	$2	$—
U.S. government securities	1	1	—	—
Common stocks	1	1	—	—
Registered investment companies	61	61	—	—
Corporate bonds	3	—	3	—
Common collective trusts	5	—	5	—
Other, principally annuity, fixed income	8	—	8	—
	$81	$63	$18	$—
Other investments measured at net asset value	2
Total	$83
The fair values of other postretirement plan assets, by asset category, as of December 31, 2022 consisted of:

As of December 31, 2022		Fair Value Measurements
(Millions)	Total	Level 1	Level 2	Level 3
Asset Category
Cash and cash equivalents	$2	$—	$2	$—
U.S. government securities	1	1	—	—
Registered investment companies	69	69	—	—
Corporate bonds	3	—	3	—
Common collective trusts	4	—	4	—
Other, principally annuity, fixed income	8	—	8	—
	$87	$70	$17	$—
Other investments measured at net asset value	2
Total	$89
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
Pension and postretirement benefit plan equity securities did not include any Iberdrola common stock as of both December 31, 2023 and 2022.

Defined contribution plans
We also have defined contribution plans, defined as 401(k)s, for all eligible Avangrid employees. There are various match formulas depending on years of service, age and pension plan closure/freeze date. For the years ended December 31, 2023, 2022 and 2021, the annual contributions we made to these plans was $84 million, $68 million and $58 million, respectively.
Note 18. Equity
As of December 31, 2023 and 2022, we had 103,889 and 108,188 shares of common stock held in trust, respectively, and no convertible preferred shares outstanding. During the years ended December 31, 2023 and 2022, we issued 138,030 and 56,127 shares of common stock, respectively, and released 4,299 and 4,355 shares of common stock held in trust, respectively, each having a par value of $0.01.
We maintain a repurchase agreement with J.P. Morgan Securities, LLC. (JPM), pursuant to which JPM will, from time to time, acquire, on behalf of Avangrid, shares of common stock of Avangrid. The purpose of the stock repurchase program is to allow Avangrid to maintain Iberdrola's relative ownership percentage of approximately 81.5%. The stock repurchase program may be suspended or discontinued at any time upon notice. In 2023, there were no repurchases pursuant to the stock repurchase program. As of December 31, 2023, a total of 997,983 shares have been repurchased in the open market, all of which are included as Avangrid treasury shares. As of December 31, 2023, the total cost of all repurchases, including commissions, was $47 million.
Accumulated OCI (Loss)
Accumulated OCI (Loss) for the years ended December 31, 2023, 2022 and 2021 consisted of:

Accumulated Other Comprehensive Income (Loss)	As of December 31, 2020	2021 Change	As of December 31, 2021	2022 Change	As of December 31, 2022	2023 Change	As of December 31, 2023
(Millions)
Loss (gain) for defined benefit plans, net of income tax expense of $0 for 2021, $3 for 2022 and $0 for 2023		$2		$14		$—
Amortization of pension cost, net of income tax (benefit) expense of $(1) for 2021, $1 for 2022 and $0 for 2023		(8)		4		(1)
Net gain (loss) on pension plans	$(32)	$(6)	$(38)	$18	$(20)	$(1)	$(21)
Unrealized (loss) gain from equity method investment, net of income tax (benefit) expense of $(3) for 2021, $6 for 2022 and $1 for 2023 (a)	$—	$(9)	$(9)	$22	$13	$5	$18
Unrealized loss during period on derivatives qualifying as cash flow hedges, net of income tax (benefit) expense of $(44) for 2021, $0 for 2022 and $6 for 2023	(35)	(159)	(194)	(1)	(195)	17	(178)
Reclassification to net income of losses (gains) on cash flow hedges, net of income tax (benefit) expense of $(3) for 2021, $19 for 2022 and $48 for 2023 (b)	(44)	12	(32)	54	22	134	156
Loss on derivatives qualifying as cash flow hedges	(79)	(147)	(226)	53	(173)	151	(22)
Accumulated Other Comprehensive Loss	$(111)	$(162)	$(273)	$93	$(180)	$155	$(25)
(a)Foreign currency and interest rate contracts.
(b)Reclassification is reflected in the operating expenses and interest expense, net of capitalization line items in our consolidated statements of income.
Note 19. Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to Avangrid by the weighted-average number of shares of our common stock outstanding. During the years ended December 31, 2023 and 2021, while we did have securities that were dilutive, these securities did not result in a change in our earnings per share calculations for the years ended December 31, 2023 and 2021. The dilutive securities, which consist of performance and restricted units, did result in a change in our earnings per share calculation for the year ended December 31, 2022.
The calculations of basic and diluted earnings per share attributable to Avangrid for the years ended December 31, 2023, 2022 and 2021, respectively, consisted of:

Years Ended December 31,	2023	2022	2021
(Millions, except for number of shares and per share data)
Numerator:
Net income attributable to Avangrid	$786	$881	$707
Denominator:
Weighted average number of shares outstanding - basic	386,810,088	386,727,246	358,086,621
Weighted average number of shares outstanding - diluted	387,164,874	387,215,785	358,578,608
Earnings per share attributable to Avangrid
Earnings Per Common Share, Basic	$2.03	$2.28	$1.97
Earnings Per Common Share, Diluted	$2.03	$2.27	$1.97
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
On September 9, 2021, we sold an additional TEF interest in Aeolus Wind Power VII, LLC (Aeolus VII) for $131 million. The $8 million difference between the amount received and the $139 million noncontrolling interest recognized was recorded as an adjustment to equity because there was no change in control as a result of the transaction.
On November 4, 2021, we sold a TEF interest in Aeolus Wind Power VIII, LLC (Aeolus VIII) for $199 million, of which $8 million was held in escrow until certain conditions were met on August 10, 2022. The two wind farms are the first in a portfolio of companies called Aeolus Wind Power VIII, LLC (Aeolus VIII).
On April 29, 2022, we closed on one TEF agreement, receiving $14 million from a tax equity investor related to one solar facility. The solar facility is the first in a portfolio of companies called Solis Solar Power I, LLC (Solis).
On June 15, 2022, we closed on one TEF agreement related with Aeolus VIII, receiving the initial funding of $109 million from one tax equity investor. Two newly constructed facilities, one wind farm and one solar facility, became part of Aeolus VIII.
On March 31, 2023, we received the second funding of $61 million related to Solis I from one tax equity investor.
On November 21, 2023, we received the second funding of $124 million related to Aeolus VIII from one tax equity investor.
As of December 31, 2023, the assets and liabilities of the VIEs totaled approximately $2,741 million and $174 million, respectively.
As of December 31, 2022, the assets and liabilities of VIEs totaled approximately $2,853 million and $424 million, respectively. At both December 31, 2023 and 2022, the assets and liabilities of the VIEs consisted primarily of property, plant and equipment.
Wind and solar power generation are subject to certain favorable tax treatments in the U.S. In order to monetize the tax benefits, we have entered into these structured institutional partnership investment transactions related to certain wind and solar farms. Under these structures, we contribute certain wind / solar assets, relating both to existing wind farms and wind farms / solar facilities that are being placed into operation at the time of the relevant transaction, and other parties invest in the share equity of the limited liability holding company. As consideration for their investment, the third parties make either an upfront cash payment or a combination of upfront cash and payments over time. We retain a class of membership interest and day-to-day operational and management control, subject to investor approval of certain major decisions. The third-party investors do not receive a lien on any assets and have no recourse against us for their upfront cash payments.

The partnerships generally involve disproportionate allocations of profit or loss, cash distributions and tax benefits resulting from the wind farm energy generation between the investor and sponsor until the investor recovers its investment and achieves a targeted cumulative annual after-tax return. Once this target return is met, the relative sharing of profit or loss, cash distributions and taxable income or loss between the Company and the third party investor flips, with the sponsor generally receiving higher percentages thereafter. We also have a call option to acquire the third party investors’ membership interest within a defined time period after this target return is met.
Our El Cabo, Patriot, Aeolus VII, Aeolus VIII, and Solis I interests are not subject to any rights of investors that may restrict our ability to access or use the assets or to settle any existing liabilities associated with the interests.
See Note 22 - Equity Method Investments for information on our VIEs we do not consolidate.
Note 21. Grants, Government Incentives and Deferred Income
The changes in government grants recorded in deferred income as of December 31, 2023 and 2022 consisted of:

(Millions)	Government grants - Renewables	Other deferred income	Total
As of December 31, 2021	$1,125	$5	$1,130
Disposals	—	—	—
Recognized in income	(65)	(3)	(68)
As of December 31, 2022	1,060	2	1,062
Disposals	—	—	—
Recognized in income	(65)	(1)	(66)
As of December 31, 2023	$995	$1	$996
Within deferred income, we classify grants we received under Section 1603 of the American Recovery and Reinvestment Act of 2009, where the United States Department of Treasury (DOT) provided eligible parties the option of claiming grants for specified energy property in lieu of tax credits, which we claimed for the majority of our qualifying properties. Deferred income has been recorded for the grant amounts and is amortized as an offset against depreciation expense using the straight-line method over the estimated useful life of the associated property to which the grants apply. We recognize a net deferred tax asset for the book to tax basis differences related to the property for income tax purposes within the nontaxable grant revenue deferred income tax liabilities (see Note 16 – Income Taxes).
The changes in government grants recorded as a reduction to the related utility plant as of December 31, 2023 and 2022 consisted of:

(Millions)	Government grants - Networks	Total
As of December 31, 2021	$63	$63
Disposals	—	—
Recognized in income	(4)	(4)
As of December 31, 2022	59	59
Disposals	—	—
Recognized in income	(5)	(5)
As of December 31, 2023	$54	$54
We are required to comply with certain terms and conditions applicable to each grant and, if a disqualifying event should occur as specified in the grant’s terms and conditions, we are required to repay the grant funds to the government. We believe we are in compliance with each grant’s terms and conditions as of December 31, 2023 and 2022.
Note 22. Equity Method Investments
Renewables holds 15% ownership interest in a wind farm located in South Dakota (Tatanka). The investment in Tatanka is accounted for as an equity investment. As of December 31, 2023, and 2022, the carrying value of our Tatanka investment was $22 million and $23 million, respectively.

Renewables holds 50% ownership interest in a wind farm and a solar project located in Arizona (Poseidon). The investment in Poseidon is accounted for as an equity investment. As of December 31, 2023 and 2022, the carrying value of our Poseidon investment was $77 million and $87 million, respectively.
Renewables holds 20% interest in Coyote Ridge Wind, LLC (Coyote Ridge). The investment in Coyote Ridge is accounted for as an equity investment. As of December 31, 2023 and 2022, the carrying amount of our Coyote Ridge investment was $16 million and $15 million, respectively.
Renewables has two 50-50 joint ventures with Horizon Wind Energy, LLC, which own and operate the Flat Rock Windpower LLC (Flat Rock I) and the Flat Rock Wind Power II LLC (Flat Rock II) wind farms located in upstate New York. Flat Rock I has a 231 MW capacity and Flat Rock II has a 91 MW capacity. We account for the Flat Rock joint ventures under the equity method of accounting. As of December 31, 2023 and 2022, the carrying amount of Flat Rock I was $81 million and $90 million, respectively, and Flat Rock II was $38 million and $42 million, respectively.
Renewables holds a 50% indirect ownership interest in Vineyard Wind 1, LLC (Vineyard Wind 1), a joint venture with Copenhagen Infrastructure Partners (CIP). Prior to a restructuring transaction that took place on January 10, 2022 (Restructuring Transaction), Renewables held a 50% ownership interest in Vineyard Wind, LLC (Vineyard Wind) which held rights to two easements from the U.S. Bureau of Ocean Energy Management (BOEM) for the development of offshore wind generation, Lease Area 501 which contained 166,886 acres and Lease Area 522 which contained 132,370 acres, both located southeast of Martha’s Vineyard. Lease Area 501 was subdivided in 2021, creating Lease Area 534. On September 15, 2021, Vineyard Wind closed on construction financing for the Vineyard Wind 1 project. Among other items, the Vineyard Wind 1 project was transferred into a separate joint venture, Vineyard Wind 1. Following the Restructuring Transaction, Vineyard Wind 1 remained a 50-50 joint venture and kept the rights to develop Lease Area 501, and Vineyard Wind was effectively dissolved where Renewables received rights to the Lease Area 534 and CIP received rights to Lease Area 522 as liquidating distributions. In contemplation of the liquidating distributions, Renewables also made an incremental payment of approximately $168 million to CIP. Consequently, Renewables recognized a pretax gain of $246 million and an after tax gain of $181 million, driven by the increase in the fair value of its acquired interest in the leases and related development activities over its carrying value. The gain is classified in Earnings from equity method investments in the condensed consolidated statement of income for the year ended December 31, 2022.
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
On October 24, 2023, Vineyard Wind 1 closed on a TEF agreement, pursuant to which Vineyard Wind 1 is expected to receive approximately $1.2 billion from tax equity investors in installments based on the number of turbines reaching or about to reach mechanical completion each month until the entire project reaches commercial operation date. As of December 31, 2023, Vineyard Wind 1 received the initial funding of $85 million from tax equity investors. The remaining $1.1 billion is expected to be received in 2024. In conjunction with the equity installments received since the closing of the TEF agreement, we have issued an indemnification of our joint share of the investor contributions. As of December 31, 2023, our total indemnified amount was $43 million.
Vineyard Wind 1 is considered a VIE because it cannot finance its activities without additional support from its owners or third parties. Renewables is not the primary beneficiary of the entity since it does not have a controlling financial interest, and therefore we do not consolidate this entity. During 2023, Renewables made a capital contribution of $287 million to Vineyard Wind 1. As of December 31, 2023 and 2022, the carrying amount of Renewables' investments in Vineyard Wind, which was dissolved in 2022, and Vineyard Wind 1 was $297 million and $9 million, respectively.
Networks is a party to a 50-50 joint venture with Clearway Energy, Inc. in GenConn, which operates two peaking generation plants in Connecticut. The investment in GenConn is accounted for as an equity investment. As of December 31, 2023 and 2022, the carrying value of our GenConn investment was $90 million and $94 million, respectively.
Networks holds an approximate 20% ownership interest in New York TransCo. Through New York TransCo, Networks has formed a partnership with Central Hudson Gas and Electric Corporation, Consolidated Edison, Inc., National Grid, plc and Orange and Rockland Utilities, Inc. to develop a portfolio of interconnected transmission lines and substations to fulfill the objectives of the New York energy highway initiative, which is a proposal to install up to 3,200 MW of new electric generation and transmission capacity in order to deliver more power generated from upstate New York power plants to downstate New York. On April 8, 2019, New York Transco was selected as the developer for Segment B of the AC Transmission Public Policy Project by the NYISO. The selected project, New York Energy Solution (NYES), replaces nearly 80-year old transmission assets located in the upper to mid-Hudson Valley with streamlined, modernized technology, to enable surplus clean energy resources in upstate New York and help achieve the State’s energy goals. The total project cost is $600 million plus interconnection costs. New York Transco is subject to regulatory approval of its rates, terms and conditions with the FERC. The investment in New York TransCo is accounted for as an equity investment. As of December 31, 2023 and 2022, the carrying value of our New York TransCo investment was $97 million and $77 million, respectively.
None of our joint ventures have any contingent liabilities or capital commitments, except for those disclosed above. Distributions received from equity method investments, excluding the return of capital as part of the Vineyard Wind 1 financial close disclosed above, amounted to $37 million, $41 million and $21 million for the years ended December 31, 2023, 2022 and 2021 respectively, which are reflected as either distributions of earnings or as returns of capital in the operating and investing sections of the consolidated statements of cash flows, respectively. In addition, during the years ended December 31, 2023, 2022 and 2021, we received $11 million, $12 million and $11 million of distributions in RECs from our equity method investments. As of December 31, 2023, there was $9 million of undistributed earnings from our equity method investments. Capitalized interest costs related to equity method investments were $2 million, $0 and $6 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Note 23. Other Financial Statement Items
Other income (expense)
Other income (expense) for the years ended December 31, 2023, 2022 and 2021 consisted of:

Years ended December 31,	2023	2022	2021
(Millions)
Allowance for funds used during construction	82	63	88
Carrying costs on regulatory assets	17	16	17
Non-service component of net periodic benefit cost	22	(58)	(37)
Other	8	9	(8)
Total Other Income	$129	$30	$60

Accounts receivable and unbilled revenues, net
Accounts receivable and unbilled revenues, net as of December 31, 2023 and 2022 consisted of:

As of December 31,	2023	2022
(Millions)
Trade receivables and unbilled revenues	$1,749	$1,892
Allowance for credit losses	(161)	(155)
Total Accounts receivable and unbilled revenues, net	$1,588	$1,737
The change in the allowance for credit losses as of December 31, 2023 and 2022 consisted of:

(Millions)
As of December 31, 2020	$108
Current period provision	110
Write-off as uncollectible	(67)
As of December 31, 2021	$151
Current period provision	110
Write-off as uncollectible	(106)
As of December 31, 2022	$155
Current period provision	137
Write-off as uncollectible	(131)
As of December 31, 2023	$161
DPA receivable balances were $110 million and $102 million as of December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, our allowance for credit losses for DPAs was $44 million and $42 million, respectively.
Prepayments and Other Current Assets
Prepayments and other current assets as of December 31, 2023 and 2022 consisted of:

As of December 31,	2023	2022
(Millions)
Prepaid other taxes	$142	$136
Broker margin and collateral accounts	165	164
Other pledged deposits	32	12
Prepaid expenses	74	68
Other	16	6
Total	$429	$386
Other current liabilities
Other current liabilities as of December 31, 2023 and 2022 consisted of:

As of December 31,	2023	2022
(Millions)
Advances received	$236	$271
Accrued salaries	184	153
Short-term environmental provisions	40	54
Collateral deposits received	128	68
Pension and other postretirement	6	5
Finance leases	28	7
Other	40	35
Total	$662	$593

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
The chief operating decision maker evaluates segment performance based on segment adjusted net income defined as net income adjusted to exclude mark-to-market earnings from changes in the fair value of derivative instruments, costs incurred in connection with the COVID-19 pandemic, costs incurred related to the PNMR Merger and other transactions, accelerated depreciation from the repowering of wind farms, and costs incurred in connection with an offshore contract provision.
Products and services are sold between reportable segments and affiliate companies at cost. Segment income, expense and assets presented in the accompanying tables include all intercompany transactions that are eliminated in our consolidated financial statements. Refer to Note 4 - Revenue for more detailed information on revenue by segment.

Segment information as of and for the year ended December 31, 2023 consisted of:

For the Year Ended December 31, 2023	Networks	Renewables	Other(a)	Avangrid Consolidated
(Millions)
Revenue - external	$6,850	$1,456	$3	$8,309
Revenue - intersegment	5	—	(5)	—
Depreciation and amortization	694	456	8	1,158
Operating income	996	(45)	(21)	930
Earnings (losses) from equity method investments	15	(9)	—	6
Interest expense, net of capitalization	287	16	106	409
Income tax expense (benefit)	141	(67)	(83)	(9)
Capital expenditures	2,192	768	12	2,972
Adjusted net income	727	163	(82)	808
As of December 31, 2023
Property, plant and equipment	21,692	11,153	12	32,857
Equity method investments	186	532	—	718
Total assets	$30,413	$14,538	$(962)	$43,989
(a)Includes Corporate and intersegment eliminations.

Segment information as of and for the year ended December 31, 2022 consisted of:

For the year ended December 31, 2022	Networks	Renewables	Other(a)	Avangrid Consolidated
(Millions)
Revenue - external	$6,781	$1,141	$1	$7,923
Revenue - intersegment	1	—	(1)	—
Depreciation and amortization	660	424	1	1,085
Operating income	901	(36)	(13)	852
Earnings (losses) from equity method investments	11	251	—	262
Interest expense, net of capitalization	220	16	67	303
Income tax expense (benefit)	94	(114)	40	20
Capital expenditures	1,803	708	8	2,519
Adjusted net income	628	403	(130)	901
As of December 31, 2022
Property, plant and equipment	20,027	10,950	17	30,994
Equity method investments	171	266	—	437
Total assets	$28,069	$13,553	$(499)	$41,123
(a)Includes Corporate and intersegment eliminations.
Segment information for the year ended December 31, 2021 consisted of:

For the year ended December 31, 2021	Networks	Renewables	Other (a)	Avangrid Consolidated
(Millions)
Revenue - external	$5,753	$1,220	$1	$6,974
Revenue - intersegment	1	—	(1)	—
Depreciation and amortization	616	397	1	1,014
Operating income	876	26	(7)	895
Earnings (losses) from equity method investments	12	(5)	—	7
Interest expense, net of capitalization	217	1	80	298
Income tax expense (benefit)	98	(48)	(29)	21
Capital expenditures	2,294	680	2	2,976
Adjusted net income	$661	$170	$(51)	$780
(a)Includes Corporate and intersegment eliminations.
Reconciliation of Adjusted Net Income to Net Income attributable to Avangrid for the years ended December 31, 2023, 2022 and 2021 is as follows:

Years Ended December 31,	2023	2022	2021
(Millions)
Adjusted Net Income Attributable to Avangrid, Inc.	$808	$901	$780
Adjustments:
Mark-to-market adjustments - Renewables (1)	21	—	(53)
Impact of COVID-19 (2)	—	—	(34)
Merger and other transaction costs (3)	(11)	(4)	(12)
Offshore contract provision (4)	(40)	(24)	—
Accelerated depreciation from repowering (5)	(1)	—	—
Income tax impact of adjustments	8	7	26
Net Income Attributable to Avangrid, Inc.	$786	$881	$707
(1)Mark-to-market earnings relates to earnings impacts from changes in the fair value of Renewables' derivative instruments associated with electricity and natural gas.
(2)Represents costs incurred in connection with the COVID-19 pandemic, mainly related to bad debt provisions.

(3)Pre-merger and other transaction costs incurred.
(4)Costs incurred in connection with an offshore contract provision.
(5)Represents the amount of accelerated depreciation derived from the repowering of wind farms in Renewables.
Note 25. Related Party Transactions
We engage in related party transactions that are generally billed at cost and in accordance with applicable state and federal commission regulations.
Related party transactions for the years ended December 31, 2023, 2022 and 2021, respectively, consisted of:

Years Ended December 31,	2023		2022		2021
(Millions)	Sales To	Purchases From	Sales To	Purchases From	Sales To	Purchases From
Iberdrola, S.A.	$2	$(45)	$1	$(46)	$—	$(52)
Iberdrola Renovables Energia, S.L.	$—	$(8)	$1	$(5)	$—	$(10)
Iberdrola Financiación, S.A.U.	$—	$(36)	$—	$(12)	$—	$(9)
Vineyard Wind 1	$12	$—	$7	$—	$14	$—
Iberdrola Solutions	$—	$—	$—	$—	$7	$(39)
Other	$—	$(2)	$1	$(3)	$2	$(3)
Related party balances as of December 31, 2023 and 2022, respectively, consisted of:

As of December 31,	2023		2022
(Millions)	Owed By	Owed To	Owed By	Owed To
Iberdrola, S.A.	$1	$—	$1	$(29)
Iberdrola Renovables Energía, S.L.	$4	$—	$—	$—
Iberdrola Financiación, S.A.U.	$—	$(799)	$—	$(9)
Vineyard Wind 1	$6	$(8)	$3	$(8)
Iberdrola Solutions	$—	$(6)	$—	$(2)
Other	$4	$—	$4	$(1)
Transactions with Iberdrola, our majority shareholder, relate predominantly to the provision and allocation of corporate services and management fees. All costs that can be specifically allocated, to the extent possible, are charged directly to the company receiving such services. In situations when Iberdrola corporate services are provided to two or more companies of Avangrid, any costs remaining after direct charges are allocated using agreed upon cost allocation methods designed to allocate such costs. We believe that the allocation method used is reasonable. See Note 10 for a discussion of the Iberdrola Intragroup Green Loan.
Avangrid optimizes its liquidity position as part of the Iberdrola Group and is a party to a liquidity agreement with a financial institution, along with certain members of the Iberdrola Group. Cash surpluses remaining after meeting the liquidity requirements of Avangrid and its subsidiaries may be deposited at the financial institution. Deposits, or credit balances, serve as collateral against the debit balances of other parties to the liquidity agreement. The balance at both December 31, 2023 and 2022 was $0.
On June 18, 2023, Avangrid's credit facility with Iberdrola Financiación, S.A.U., a subsidiary of Iberdrola, matured. The facility had a limit of $500 million. On July 19, 2023, we replaced this credit facility with an increased limit of $750 million and a maturity date of June 18, 2028. Avangrid pays a quarterly facility fee of 22.5 basis points (rate per annum) on the facility based on Avangrid’s current Moody’s and S&P ratings for senior unsecured long-term debt. As of both December 31, 2023 and 2022, there was no outstanding amount under this credit facility.
We have a bi-lateral demand note agreement with Iberdrola Solutions, LLC, which had notes payable balances of $6 million and $2 million as of December 31, 2023 and 2022, respectively.
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

Note 26. Stock-Based Compensation
The Avangrid, Inc. Amended and Restated Omnibus Incentive Plan (the Plan) provides for, among other things, the issuance of performance stock units (PSUs), restricted stock units (RSUs) and phantom share units (Phantom Shares). As of December 31, 2023, the total number of shares authorized for stock-based compensation plans was 2,500,000.
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
During 2021 and 2022, 1,336,787 PSUs and 215,235 PSUs, were granted to certain officers and employees of Avangrid with achievement measured based on certain performance and market-based metrics for the 2022 performance period. The PSUs are payable in three equal installments, net of applicable taxes, in 2023, 2024 and 2025.
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
In March 2023, a total number of 677,752 PSUs, before applicable taxes, were approved to be earned by participants based on achievement of certain performance and market-based metrics for the 2021 to 2022 performance period and are payable in three equal installments, net of applicable taxes, in 2023, 2024 and 2025. The remaining unvested PSUs were forfeited. The first installment was paid in June 2023, and 125,657 shares of common stock were issued in July 2023 to settle this installment payment.
During 2023, 1,067,500 PSUs were granted to certain executives of Avangrid with achievement measured based on certain performance and market-based metrics for the 2023 to 2025 performance period. The PSUs will be payable in three equal installments, net of applicable taxes, in 2026, 2027 and 2028.
The fair value of the PSUs on the grant date was $25.69 per share. The fair value of the PSUs was determined using valuation techniques to forecast possible future stock prices, applying a weighted average historical stock price volatility of Avangrid and industry companies, a risk-free rate of interest that is equal, as of the grant date, to the yield of the zero-coupon U.S. Treasury bill and a reduction for the respective dividend yield calculated based on the most recently quarterly dividend payment and the stock price as of the grant date. The expense is recognized on a straight-line basis over the requisite service period of approximately five years based on expected achievement.
Restricted Stock Units
In October 2018, pursuant to the Avangrid, Inc. Omnibus Incentive Plan 8,000 restricted stock units (RSUs) were granted to an officer of Avangrid. The RSUs vested in full in one installment in December 2020. The fair value on the grant date was determined based on a price of $47.59 per share. In March 2021, this RSU grant was settled, net of applicable taxes, by issuing 5,953 shares of common stock.
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
In June 2022, 25,000 RSUs were granted to an officer of Avangrid. The RSUs vest in two equal installments in 2023 and 2024, provided that the grantee remains continuously employed with Avangrid through the applicable vesting dates. The fair value on the grant date was determined based on a price of $47.64 per share. The first installment of this RSU grant was settled in January 2023, net of applicable taxes, by issuing 8,690 shares of common stock. The second installment of this RSU grant was settled in January 2024, net of applicable taxes, by issuing 9,034 shares of common stock.
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
In February 2022, 9,000 Phantom Shares were granted to certain Avangrid executives and employees. These awards vest in four equal installments in 2022 - 2024 and will be settled in a cash amount equal to the number of Phantom Shares multiplied by the closing share price of Avangrid’s common stock on the respective vesting dates, subject to continued employment. The liability of these awards is measured based on the closing share price of Avangrid’s common stock at each reporting date until the date of settlement. In August 2022, $0.1 million was paid to settle the first installment, and in February and August 2023, in total $0.2 million was paid to settle the second and third installments under this plan.
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
As of December 31, 2023 and 2022, the total liability for phantom share units was $2 million and $0, respectively, which is included in other current and non-current liabilities.
The total stock-based compensation expense, which is included in "Operations and maintenance" of our consolidated statements of income for the years ended December 31, 2023, 2022 and 2021 was $14 million, $15 million and $18 million, respectively. The total income tax benefits recognized for stock-based compensation arrangements for each of the years ended December 31, 2023, 2022 and 2021, were $4 million, $4 million and $5 million, respectively.
A summary of the status of the Avangrid's nonvested PSUs and RSUs as of December 31, 2023, and changes during the fiscal year ended December 31, 2023, is presented below:

	Number of PSUs and RSUs	Weighted Average Grant Date Fair Value
Nonvested Balance – December 31, 2022	1,084,951	$36.55
Granted	1,068,326	$29.30
Forfeited	(449,876)	$35.30
Vested	(244,110)	$37.43
Nonvested Balance – December 31, 2023	1,459,291	$31.54
As of December 31, 2023, total unrecognized costs for non-vested PSUs, RSUs and Phantom Shares was $27 million. The weighted-average period over which the PSU, RSU and Phantom Shares costs will be recognized is approximately 5.2 years.
The weighted-average grant date fair value of PSUs and RSUs granted during the year was $29.30 per share for the year ended December 31, 2023.
Note 27. Subsequent Events
On February 15, 2024, the board of directors of Avangrid declared a quarterly dividend of $0.44 per share on its common stock. This dividend is payable on April 1, 2024 to shareholders of record at the close of business on March 1, 2024.

Schedule I –Financial Statements of Parent
AVANGRID, INC. (PARENT)
CONDENSED FINANCIAL INFORMATION OF PARENT
STATEMENTS OF INCOME
FOR THE YEARS ENDED December 31, 2023, 2022 AND 2021

Years Ended December 31,	2023	2022	2021
(Millions)
Operating Revenues	$—	$—	$—
Operating Expenses
Operating expense	9	11	19
Taxes other than income taxes	7	(1)	(11)
Total Operating Expenses	16	10	8
Operating (Loss) Income	(16)	(10)	(8)
Other Income
Other income	127	49	22
Equity earnings of subsidiaries	837	999	756
Interest expense	(248)	(117)	(93)
Income Before Income Tax	700	921	677
Income tax (benefit) expense	(86)	40	(30)
Net Income	$786	$881	$707
See accompanying notes to Schedule I.

Schedule I –Financial Statements of Parent
AVANGRID, INC. (PARENT)
CONDENSED FINANCIAL INFORMATION OF PARENT
STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED December 31, 2023, 2022, AND 2021

Years Ended December 31,	2023	2022	2021
(Millions)
Net Income	$786	$881	$707
Other comprehensive income (loss) of subsidiaries	155	93	(162)
Comprehensive Income	$941	$974	$545
See accompanying notes to Schedule I.

Schedule I –Financial Statements of Parent
AVANGRID, INC. (PARENT)
CONDENSED FINANCIAL INFORMATION OF PARENT
BALANCE SHEETS
AS OF December 31, 2023 AND 2022

As of December 31,	2023	2022
(Millions)
Assets
Current Assets
Cash and cash equivalents	$11	$28
Accounts receivable from subsidiaries	416	190
Notes receivable from subsidiaries	1,912	1,440
Prepayments and other current assets	47	17
Total current assets	2,386	1,675
Investments in subsidiaries	22,244	20,588
Other assets
Deferred income taxes	452	358
Other	3	3
Total other assets	455	361
Total Assets	$25,085	$22,624
Liabilities
Current Liabilities
Current portion of debt	$600	$—
Notes payable	1,331	396
Notes payable to subsidiaries	977	557
Accounts payable and accrued liabilities	1	7
Accounts payable to subsidiaries	2	3
Interest accrued	9	9
Interest accrued subsidiaries	48	9
Dividends payable	170	170
Other current liabilities	30	30
Total current liabilities	3,168	1,181

Derivative liabilities	63	86
Non-current debt	1,406	1,977
Non-current debt with affiliate	800	—
Total non-current liabilities	2,269	2,063
Total Liabilities	5,437	3,244
Equity
Stockholders' Equity:
Common stock	4	3
Additional paid-in capital	17,701	17,694
Treasury stock	(47)	(47)
Retained earnings	2,015	1,910
Accumulated other comprehensive loss	(25)	(180)
Total Equity	19,648	19,380
Total Liabilities and Equity	$25,085	$22,624
See accompanying notes to Schedule I.

Schedule I –Financial Statements of Parent
AVANGRID, INC. (PARENT)
CONDENSED FINANCIAL INFORMATION OF PARENT
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED December 31, 2023, 2022, AND 2021

Years Ended December 31,	2023	2022	2021
(Millions)
Net Cash used in Operating Activities	$(298)	$(742)	$(397)
Cash Flow from Investing Activities
Notes receivable from subsidiaries	(116)	(14)	130
Investments in subsidiaries	(1,263)	(1,020)	(1,026)
Return of capital from investments in subsidiaries	595	664	1,122
Other investments	—	—	300
Net Cash (used in) provided by Investing Activities	(784)	(370)	526
Cash Flow from Financing Activities
Receipts (repayments) of short-term notes payable from subsidiaries, net	14	1	(186)
Receipts (repayments) of short-term notes payable	935	397	(309)
Proceeds (repayments) from non-current debt with affiliate	800	—	(3,000)
Repurchase of common stock	—	—	(33)
Issuance of common stock	(3)	(1)	3,998
Dividends paid	(681)	(681)	(613)
Net Cash provided by (used in) Financing Activities	1,065	(284)	(143)
Net Decrease in Cash and Cash Equivalents	(17)	(1,396)	(14)
Cash and Cash Equivalents, Beginning of Year	28	1,424	1,438
Cash and Cash Equivalents, End of Year	$11	$28	$1,424

Supplemental Cash Flow Information
Cash paid for interest	$181	$86	$74
Cash paid (refunded) payment for income taxes	$21	$(33)	$(15)
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

Termination of a Material Definitive Agreement
On December 31, 2023, Avangrid sent a notice to PNM Resources, Inc., a New Mexico corporation (PNMR), terminating the previously announced Agreement and Plan of Merger (as amended by the Amendment to Merger Agreement dated January 3, 2022, Amendment No. 2 to the Merger Agreement dated April 12, 2023 and Amendment No. 3 to the Merger Agreement dated June 19, 2023 (Merger Agreement)), pursuant to which NM Green Holdings, Inc. a New Mexico corporation and wholly-owned subsidiary of the corporation (Merger Sub), agreed to merge with and into PNMR (Merger), with PNMR surviving the Merger as a direct wholly-owned subsidiary of Avangrid. A description of the Merger Agreement was included in the Current Reports on Form 8-K filed by Avangrid on October 21, 2020, January 3, 2022, April 12, 2023 and June 20, 2023, and is incorporated herein by reference.
The Merger was conditioned, among other things, upon the receipt of certain required regulatory approvals, including the approval of the New Mexico Public Regulation Commission (NMPRC), and provided that the Merger Agreement may be terminated by either Avangrid or PNMR if the closing of the Merger shall not have occurred by 5:00 PM New York City Time on December 31, 2023 (End Date). Because the required approval of the NMPRC was not received by the End Date and the conditions to the closing of the Merger were thus not satisfied by the End Date, Avangrid exercised its right to terminate the Merger Agreement. No termination penalties were incurred by either party in connection with the termination of the Merger Agreement. The Funding Commitment Letter and related side letter agreement terminated automatically upon termination of the Merger Agreement.
In light of the termination of the Merger Agreement, on January 8, 2024, Avangrid filed a motion to withdraw from the appeal it and PNMR’s subsidiary, Public Service Company of New Mexico (PNM), had filed with the New Mexico Supreme Court with respect to the NMPRC’s December 8, 2021, order which had rejected the amended stipulated agreement entered into by PNM, Avangrid and a number of interveners in the NMPRC proceeding with respect to consideration of the joint Merger application.
Note 2. Common Stock
As of December 31, 2023, Avangrid share capital consisted of 500,000,000 shares of common stock authorized, 387,872,787 shares issued and 386,770,915 shares outstanding, 81.6% of which are owned by Iberdrola, each having a par value of $0.01, for a total value of common stock of $4 million and additional paid in capital of $17,701 million. As of December 31, 2022, Avangrid share capital consisted of 500,000,000 shares of common stock authorized, 387,734,757 shares issued and 386,628,586 shares outstanding, 81.6% of which were owned by Iberdrola, each having a par value of $ $0.01, for a total value of common stock capital of $3 million and additional paid in of $17,694 million. As of December 31, 2023 and 2022, we had 103,889 and 108,188 shares of common stock held in trust, respectively, and no convertible preferred shares outstanding. During the years ended December 31, 2023 and 2022, we issued 138,030 and 56,127 shares of common stock, respectively, and released 4,299 and 4,355 shares of common stock held in trust, respectively, each having a par value of $0.01.
We maintain a repurchase agreement with J.P. Morgan Securities, LLC. (JPM), pursuant to which JPM will, from time to time, acquire, on behalf of Avangrid, shares of common stock of Avangrid. The purpose of the stock repurchase program is to allow Avangrid to maintain Iberdrola's target relative ownership percentage at 81.5%. The stock repurchase program may be suspended or discontinued at any time upon notice. In 2023, there were no repurchases pursuant to the stock repurchase program. As of December 31, 2023, a total of 997,983 shares have been repurchased in the open market, all of which are included as Avangrid treasury shares. As of December 31, 2023, the total cost of all repurchases, including commissions, was $47 million.
On February 15, 2024, the board of directors of Avangrid declared a quarterly dividend of $0.44 per share on its common stock. This dividend is payable on April 1, 2024 to shareholders of record at the close of business on March 1, 2024.
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

On December 14, 2020, Avangrid and Iberdrola entered into an intra-group loan agreement which provided Avangrid with an unsecured subordinated loan in an aggregate principal amount of $3,000 million (the Iberdrola Loan). The Iberdrola Loan was repaid in 2021 with the proceeds of the common share issuance in two private placements.
On July 19, 2023, we entered into a green term loan agreement with Iberdrola Financiación, S.A.U., with an aggregate principal amount of $800 million maturing on July 13, 2033 at an interest rate of 5.45% (the Intragroup Green Loan).
Note 4. Cash Dividends Paid by Subsidiaries
Cash dividends paid by subsidiary are as follows:

Years ended December 31,	2023	2022	2021
(millions)
Avangrid Networks	$595	$645	$970
Avangrid Renewables	$—	$19	$152
For the years ended December 31, 2023, 2022 and 2021, Avangrid made capital contributions to Networks of $931 million, $986 million and $1,011 million, respectively.
During 2023 and 2022, Avangrid recorded a net non-cash contribution and dividend of $122 million and $473 million, respectively, to and from its subsidiaries to zero out their account balances of notes receivable and payable.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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

Avangrid's management assessed the effectiveness of Avangrid's internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) ("COSO") in Internal Control-Integrated Framework. Based on this assessment, management determined that our internal control over financial reporting was effective as of December 31, 2023.
Our independent registered public accounting firm that audited the financial statements included in this Form 10-K, KPMG LLP, has issued its report on the effectiveness of the Company’s internal control over financial reporting, which appears in Part II, Item 8 of this Form 10-K.
Changes in Internal Control
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Insider Trading Arrangements
During the quarter ended December 31, 2023, no director or executive officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
For information regarding our executive officers, see Part I of this Annual Report on Form 10-K. Additional information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.
Avangrid has a code of business conduct and ethics that applies to all employees, officers and directors, including Avangrid’s principal executive officer, principal financial officer, principal accounting officer, directors, and other senior financial officers. The code is intended to provide guidance to employees, management, and the board to regarding compliance with law and to promote ethical behavior. Any amendment to the code, or any waivers of its requirements, will be disclosed if required on the company’s website at www.avangrid.com.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.
Item 14. Principal Accountant Fees and Services.
Our independent registered public accounting firm is KPMG LLP, New York, NY, Auditor Firm ID: 185
The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

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

2.4
Second Amendment to Merger Agreement, dated as of April 12, 2023, by and among PNM Resources, Inc., Avangrid, Inc. and NM Green Holdings, Inc. (incorporated herein by reference to Exhibit 99.1 to Form 8-K file with the Securities and Exchange Commission on April 12, 2023).

2.5
Third Amendment to Merger Agreement, dated as of June 19, 2023, by and among PNM Resources, Inc., Avangrid, Inc. and NM Green Holdings, Inc. (incorporated herein by reference to Exhibit 99.1 to Form 8-K file with the Securities and Exchange Commission on June 20, 2023).

3.1	Certificate of Incorporation of Avangrid, Inc. (incorporated herein by reference to Exhibit 3.2 to Form 8-K filed with the Securities and Exchange Commission on December 18, 2015).

3.2	Avangrid, Inc. Amended and Restated By-Laws (incorporated herein by reference to Annex B to Avangrid’s Proxy Statement filed with the Securities and Exchange Commission on June 6, 2023).

4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to Form S-4/A filed with the Securities and Exchange Commission on October 21, 2015).

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

10.4
Substitution Agreement, dated as of December 19, 2016, between UIL Holdings Corporation and Avangrid, Inc. (incorporated herein by reference to Exhibit 10.45 of Avangrid’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission on March 10, 2017).

Exhibit Number	Exhibit Description
10.5
Amended and Restated Avangrid, Inc. Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Avangrid’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed with the Securities and Exchange Commission on May 5, 2017).†

10.6
Customer Liquidity Agreement, dated December 1, 2017, between Avangrid, Inc., Bank of America, National Association, Iberdrola, S.A., Iberdrola Mexico, S.A. de C.V., and Scottish Power Ltd. (incorporated herein by reference to Exhibit 10.37 of Avangrid's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission on March 26, 2018).

10.7
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

10.9
Transmission Service Agreement, dated June 13, 2018, among Central Maine Power Company, Massachusetts Electric Company (d/b/a National Grid), and Nantucket Electric Company (d/b/a National Grid) (incorporated herein by reference to Exhibit 10.3 of Avangrid’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed with the Securities and Exchange Commission on August 2, 2018).

10.10
Transmission Service Agreement, dated June 13, 2018, between Central Maine Power Company and Fitchburg Gas & Electric Light Company (d/b/a Unitil) (incorporated herein by reference to Exhibit 10.4 of Avangrid’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed with the Securities and Exchange Commission on August 2, 2018).

10.11
Transmission Service Agreement, dated June 13, 2018, between Central Maine Power Company and H.Q. Energy Services (U.S.) Inc. (incorporated herein by reference to Exhibit 10.5 of Avangrid’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed with the Securities and Exchange Commission on August 2, 2018).

10.12
Transmission Service Agreement, dated June 13, 2018, between Central Maine Power Company and H.Q. Energy Services (U.S.) Inc. (incorporated herein by reference to Exhibit 10.6 of Avangrid’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed with the Securities and Exchange Commission on August 2, 2018).

10.13
Transmission Service Agreement, dated June 13, 2018, between Central Maine Power Company and H.Q. Energy Services (U.S.) Inc. (incorporated herein by reference to Exhibit 10.7 of Avangrid’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed with the Securities and Exchange Commission on August 2, 2018).

10.14
Transmission Service Agreement, dated June 13, 2018, between Central Maine Power Company and H.Q. Energy Services (U.S.) Inc. (incorporated herein by reference to Exhibit 10.8 of Avangrid's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed with the Securities and Exchange Commission on August 2, 2018).

10.15
Employment Agreement, effective as of July 8, 2018, between Douglas K. Stuver and Avangrid Management Company, LLC (incorporated herein by reference to Exhibit 10.1 to Avangrid's Current Report on Form 8-K filed with the SEC on July 20, 2018).†

10.16
First Amendment to Transmission Service Agreement dated October 9, 2018 by and between Central Maine Power Company and NSTAR Electric Company (d/b/a Eversource) (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed with the SEC on October 15, 2018).

Exhibit Number	Exhibit Description
10.17
First Amendment to Transmission Service Agreement dated October 9, 2018 by and among Central Maine Power Company, Massachusetts Electric Company (d/b/a National Grid) and Nantucket Electric Company (d/b/a National Grid) (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed with the SEC on October 15, 2018).

10.18
First Amendment to Transmission Service Agreement dated October 9, 2018 by and between Central Maine Power Company and Fitchburg Gas and Electric Light Company (d/b/a Unitil) (incorporated herein by reference to Exhibit 10.3 to Form 8-K filed with the SEC on October 15, 2018).

10.19
Underwriting Agreement, dated May 14, 2019, by and among the Avangrid, Inc., Credit Agricole Securities (USA) Inc, MUFG Securities Americas Inc., Citigroup Global Markets Inc., and Wells Fargo Securities, LLC (incorporated herein by reference to Exhibit 1.1 to Form 8-K filed with the Securities and Exchange Commission on May 16, 2019).

10.20
Term Loan Credit Agreement, dated December 31, 2019, among Avangrid, Inc., The Several Lenders, Mizuho Bank, LTD and The Bank of Nova Scotia (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on January 7, 2020).

10.21
Underwriting Agreement, dated April 7, 2020, by and among Avangrid, Inc. and BBVA Securities Inc., BNP Paribas Securities Corp., BofA Securities, Inc. and MUFG Securities Americas Inc., as representatives of the several Underwriters named therein (incorporated herein by reference to Exhibit 1.1 to Form 8-K filed with the Securities and Exchange Commission on April 9, 2020).

10.22
Second Amendment to Transmission Service Agreement and Consent to Assignment dated June 25, 2020 by and between Central Maine Power Company and NSTAR Electric Company (d/b/a Eversource) (incorporated herein by reference to Exhibit 10.4 of Avangrid's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed with the Securities and Exchange Commission on July 31, 2020).

10.23
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

10.24
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

10.25
Second Amendment to Transmission Service Agreement and Consent to Assignment dated June 25, 2020 by and between Central Maine Power Company and H.Q. Energy Services (U.S.) Inc. (incorporated herein by reference to Exhibit 10.7 of Avangrid's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed with the Securities and Exchange Commission on July 31, 2020).

10.26
Second Amendment to Transmission Service Agreement and Consent to Assignment dated June 25, 2020 by and between Central Maine Power Company and H.Q. Energy Services (U.S.) Inc. (incorporated herein by reference to Exhibit 10.8 of Avangrid's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed with the Securities and Exchange Commission on July 31, 2020).

10.27
Second Amendment to Transmission Service Agreement and Consent to Assignment dated June 25, 2020 by and between Central Maine Power Company and H.Q. Energy Services (U.S.) Inc. (incorporated herein by reference to Exhibit 10.9 of Avangrid's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed with the Securities and Exchange Commission on July 31, 2020).

10.28
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
10.29
Intra-Group Loan Agreement, dated December 14, 2020, between Avangrid, Inc. and Iberdrola, S.A. (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on December 18, 2020).

10.30
Employment Agreement, dated March 15, 2021, between Avangrid Management Company, LLC. and Catherine S. Stempien (incorporated herein by reference to Exhibit 10.42 of Avangrid's Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on February 22, 2023).†

10.31
Side Letter Agreement, dated April 15, 2021, between Avangrid, Inc. and Iberdrola, S.A. (incorporated herein by reference to Exhibit 10.1 to Avangrid's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2021).

10.32
Employment Agreement, dated June 13, 2021, between Avangrid Management Company, LLC. and R Scott Mahoney (incorporated herein by reference to Exhibit 10.1 to Avangrid's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2021).†

10.33
Restructuring Agreement, dated September 15, 2021, among CI-II Park Holding LLC, CI III Park Holding LLC, CI IV Master DEVCO LLC, Avangrid Renewables, LLC and Vineyard Wind LLC. (incorporated herein by reference to Exhibit 10.1 to Avangrid's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2021).

10.34
Revolving Credit Agreement, dated as of November 23, 2021 among Avangrid, Inc., New York State Electric & Gas Corporation, Rochester Gas and Electric Corporation, Central Maine Power Company, The United Illuminating Company, Connecticut Natural Gas Corporation, The Southern Connecticut Gas Company, The Berkshire Gas Company, the several lenders from time to time parties thereto, Mizuho Bank, Ltd., as Administrative Agent, MUFG Bank, LTD., Banco Bilbao Vizcaya Argentaria, S.A. New York Branch and Santander Bank, N.A., as Co-Documentation Agents, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, Banco Bilbao Vizcaya Argentaria, S.A. New York Branch, as Sustainability Agent, and Mizuho Bank, Ltd., BOFA Securities, Inc., JPMorgan Chase Bank, N.A., MUFG Bank, LTD., BBVA Securities Inc., and Santander Bank, N.A., as Joint Lead Arrangers and Joint Bookrunners (incorporated herein by reference to Exhibit 10.1 to Avangrid's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2021).

10.35
Form of Phantom Award Agreement (incorporated herein by reference to Exhibit 10.1 of Avangrid's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed with the Securities and Exchange Commission on April 29, 2022).†

10.36
Employment Agreement, dated June 1, 2022, between Avangrid Management Company, LLC and Pedro Azagra Blázquez (incorporated herein by reference to Exhibit 10.1 of Avangrid's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed with the Securities and Exchange Commission on July 27, 2022).†

10.37
Employment Agreement, dated June 29, 2022, between Avangrid Management Company, LLC and Patricia Cosgel (incorporated herein by reference to Exhibit 10.2 of Avangrid's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed with the Securities and Exchange Commission on July 27, 2022).†

10.38
Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.51 of Avangrid’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission on February 22, 2023).†

10.39
Employment Agreement, dated October 12, 2021, between Avangrid Renewables, LLC and Jose Antonio Miranda Soto (incorporated herein by reference to Exhibit 10.1 of Avangrid’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed with the Securities and Exchange Commission on April 26, 2023).†

Exhibit Number	Exhibit Description
10.40
Amended and Restated Executive Variable Pay Plan (incorporated herein by reference to Exhibit 10.2 of Avangrid’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed with the Securities and Exchange Commission on April 26, 2023).†

10.41
Offer Letter, dated July 18, 2023, between Justin Lagasse and Avangrid Management Company, LLC (incorporated herein by reference to Exhibit 10.1 to Form 8-K/A filed with the Securities and Exchange Commission on July 21, 2023).

10.42
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

10.43
Intra-Group Green Loan Agreement, dated July 19, 2023, between Avangrid, Inc. and Iberdrola Financiación, S.A.U. (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed with the Securities and Exchange Commission on July 21, 2023).

10.44
Intra-Group Credit Agreement, dated July 19, 2023, between Avangrid, Inc. and Iberdrola Financiación, S.A.U. (incorporated herein by reference to Exhibit 10.3 to Form 8-K filed with the Securities and Exchange Commission on July 21, 2023).

10.45
Side Letter to Platinum Commitment Letter, dated June 30, 2023, between Avangrid, Inc. and Iberdrola Financiación, S.A.U. (incorporated herein by reference to Exhibit 10.4 to Form 8-K filed with the Securities and Exchange Commission on July 21, 2023).

10.46	Commercial Paper Issuing and Paying Agent Agreement dated September 13, 2022 among Avangrid, Inc., as Issuer, and Deutsche Bank Trust Company Americas, as Issuing and paying Agent.*

10.47	Equity Capital Contribution Agreement, dated October 24, 2023, between Vineyard Wind Sponsor Partners 1 LLC, JPMorgan Chase Bank, N.A. and Bank of America, N.A.*

10.48	Form of Performance Share Unit Award Agreement. †*

10.49	Second Amendment to Guaranty, dated October 24, 2023 between Avangrid, Inc. and U.S. Bank Trust Company, N.A.*

10.50	Guaranty Agreement, dated December 13, 2023, issued by Avangrid, Inc. in favor of Bank of America, N.A., JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A.*

21.1	Significant subsidiaries of the Registrant.*

23.1	Consent of KPMG LLP, independent registered public accounting firm of Avangrid, Inc.*

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit Number	Exhibit Description
32	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

97.1	Policy relating to recovery of erroneously awarded compensation, as required by NYSE listing standards adopted pursuant to 17 CFR 240.10D-1.†*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2023, formatted as Inline XBRL and contained in Exhibit 101.

*	Filed herewith.

†	Compensatory plan or agreement.
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

Avangrid, Inc.
Date:	February 22, 2024	By:	/s/ Pedro Azagra Blázquez
Pedro Azagra Blázquez
Director and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Pedro Azagra Blázquez	Director and Chief Executive Officer (Principal Executive Officer)	February 22, 2024
Pedro Azagra Blázquez
/s/ Justin B. Lagasse	Senior Vice President - Chief Financial Officer and Controller (Principal Financial Officer and Principal Accounting Officer )	February 22, 2024
Justin B. Lagasse
/s/ Ignacio S. Galán	Chairman of the Board	February 22, 2024
Ignacio S. Galán
/s/ John E. Baldacci	Director	February 22, 2024
John E. Baldacci
/s/ Daniel Alcain López	Director	February 22, 2024
Daniel Alcain López
/s/ Robert Duffy	Director	February 22, 2024
Robert Duffy
/s/ Teresa Herbert	Director	February 22, 2024
Teresa Herbert
/s/ Patricia Jacobs	Director	February 22, 2024
Patricia Jacobs
/s/ John L. Lahey	Director	February 22, 2024
John L. Lahey
/s/ Santiago Martínez Garrido	Director	February 22, 2024
Santiago Martínez Garrido
/s/ José Sáinz Armada	Director	February 22, 2024
José Sáinz Armada
/s/ Alan D. Solomont	Director	February 22, 2024
Alan D. Solomont
/s/ Camille Joseph Varlack	Director	February 22, 2024
Camille Joseph Varlack
/s/ Agustín Delgado Martín	Director	February 22, 2024
Agustín Delgado Martín
/s/ María Fátima Báñez García	Director	February 22, 2024
María Fátima Báñez García