Form 10-Q
period 2024-03-31
Avangrid, Inc.
filed 2024-04-24
CIK 1634997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of April 23, 2024, the registrant had 386,906,260 shares of common stock, par value $0.01, outstanding.

Avangrid, Inc.
REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2024

GLOSSARY OF TERMS AND ABBREVIATIONS
Unless the context indicates otherwise, the terms “we,” “our” and the “Company” are used to refer to Avangrid, Inc. and its subsidiaries.

2023 Joint Proposal	Joint proposal of NYSEG and RG&E and certain other signatory parties approved by the NYPSC on October 12, 2023, for a three-year rate plan for electric and gas service with effective date November 1, 2023.
AOCI	Accumulated other comprehensive income
ARHI	Avangrid Renewables Holdings, Inc.
ARP	Alternative Revenue Programs
ASC	Accounting Standards Codification
Avangrid	Avangrid, Inc.
BGC	The Berkshire Gas Company
PBR	Performance-Based Regulation
CAIDI	Customer Average Interruption Duration Index
CfDs	Contracts for Differences
CBP	U.S. Customs and Border Protection
CFIUS	Committee on Foreign Investment in the United States
CL&P	The Connecticut Light and Power Company
CMP	Central Maine Power Company
CNG	Connecticut Natural Gas Corporation
DEEP	Connecticut Department of Energy and Environmental Protection
DIMP	Distribution Integrity Management Program
DOC	Department of Commerce
DPA	Deferred Payment Arrangements
DPU	Massachusetts Department of Public Utilities
EBITDA	Earnings before interest, taxes, depreciation and amortization
ESM	Earnings sharing mechanism
English Station	The former generation site on the Mill River in New Haven, Connecticut
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCC	Federal Communications Commission
FERC	Federal Energy Regulatory Commission
FirstEnergy	FirstEnergy Corp.
Form 10-K	Avangrid, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on February 22, 2024.
HLBV	Hypothetical Liquidation at Book Value
HSR	Hart-Scott-Rodino Antitrust Improvements Act of 1976
IRA	Inflation Reduction Act
Iberdrola	Iberdrola, S.A.
Iberdrola Group	The group of companies controlled by Iberdrola, S.A.
Installed capacity	The production capacity of a power plant or wind farm based either on its rated (nameplate) capacity or actual capacity.
ISO	Independent system operator
Klamath Plant	Klamath gas-fired cogeneration facility located in the city of Klamath, Oregon.
KW	Kilowatts
MNG	Maine Natural Gas Corporation
MPUC	Maine Public Utility Commission
MtM	Mark-to-market
MW	Megawatts
MWh	Megawatt-hours
NECEC	New England Clean Energy Connect
Networks	Avangrid Networks, Inc.
Non-GAAP	Financial measures that are not prepared in accordance with U.S. GAAP, including adjusted net income, adjusted earnings per share, adjusted EBITDA and adjusted EBITDA with tax credits.
NRC	Nuclear Regulatory Commission
NYPSC	New York State Public Service Commission
NYSE	New York Stock Exchange
NYSEG	New York State Electric & Gas Corporation
NYSERDA	New York State Energy Research and Development Authority
OCI	Other comprehensive income
PJM	PJM Interconnection, L.L.C.
PURA	Connecticut Public Utilities Regulatory Authority
Renewables	Avangrid Renewables, LLC
RDM	Revenue Decoupling Mechanism
RG&E	Rochester Gas and Electric Corporation
ROE	Return on equity
SAIFI	System Average Interruption Frequency Index
SCG	The Southern Connecticut Gas Company
SEC	United States Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
Tax Act	Tax Cuts and Jobs Act of 2017 enacted by the U.S. federal government on December 22, 2017
TEF	Tax equity financing arrangements
UFLPA	Uyghur Forced Labor Prevention Act
UI	The United Illuminating Company
UIL	UIL Holdings Corporation
U.S. GAAP	Generally accepted accounting principles for financial reporting in the United States.
VIEs	Variable interest entities

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Avangrid, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended March 31,
	2024	2023
(Millions, except for number of shares and per share data)
Operating Revenues	$2,417	$2,466
Operating Expenses
Purchased power, natural gas and fuel used	724	977
Operations and maintenance	792	761
Depreciation and amortization	298	280
Taxes other than income taxes	196	183
Total Operating Expenses	2,010	2,201
Operating Income	407	265
Other Income and (Expense)
Other income	54	25
Earnings from equity method investments	6	2
Interest expense, net of capitalization	(125)	(95)
Income Before Income Tax	342	197
Income tax expense (benefit)	20	(18)
Net Income	322	215
Net loss attributable to noncontrolling interests	29	30
Net Income Attributable to Avangrid, Inc.	$351	$245
Earnings Per Common Share, Basic	$0.91	$0.63
Earnings Per Common Share, Diluted	$0.91	$0.63
Weighted-average Number of Common Shares Outstanding:
Basic	386,916,234	386,744,996
Diluted	387,239,544	387,077,213
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended March 31,
	2024	2023
(Millions)
Net Income	$322	$215
Other Comprehensive Income
Unrealized loss from equity method investment, net of income taxes of $0 and $0, respectively	—	(1)
Unrealized gain (loss) during the period on derivatives qualifying as cash flow hedges, net of income tax of $15 and $(1), respectively	39	(2)
Reclassification to net income of loss on cash flow hedges, net of income taxes $2 and $18, respectively	7	52
Other Comprehensive Income	46	49
Comprehensive Income	368	264
Net loss attributable to noncontrolling interests	29	30
Comprehensive Income Attributable to Avangrid, Inc.	$397	$294
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
As of	2024	2023
(Millions)
Assets
Current Assets
Cash and cash equivalents	$152	$91
Accounts receivable and unbilled revenues, net	1,640	1,588
Accounts receivable from affiliates	5	11
Notes receivable from affiliates	4	4
Derivative assets	87	68
Fuel and gas in storage	169	185
Materials and supplies	321	310
Prepayments and other current assets	496	429
Regulatory assets	745	718
Total Current Assets	3,619	3,404
Total Property, Plant and Equipment ($2,621 and $2,643 related to VIEs, respectively)	33,323	32,857
Operating lease right-of-use assets	204	195
Equity method investments	836	718
Other investments	49	46
Regulatory assets	3,061	2,811
Other Assets
Goodwill	3,119	3,119
Intangible assets	280	284
Derivative assets	185	162
Other	386	393
Total Other Assets	3,970	3,958
Total Assets	$45,062	$43,989
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
As of	2024	2023
(Millions, except share information)
Liabilities
Current Liabilities
Current portion of debt	$729	$612
Notes payable	1,862	1,347
Notes payable to affiliates	515	13
Interest accrued	116	104
Accounts payable and accrued liabilities	1,769	1,924
Accounts payable to affiliates	18	—
Dividends payable	171	170
Taxes accrued	88	66
Operating lease liabilities	15	16
Derivative liabilities	66	64
Other current liabilities	584	662
Regulatory liabilities	275	261
Total Current Liabilities	6,208	5,239
Regulatory liabilities	2,676	2,694
Other Non-current Liabilities
Deferred income taxes	2,501	2,451
Deferred income	979	996
Pension and other postretirement	546	554
Operating lease liabilities	208	199
Derivative liabilities	116	111
Asset retirement obligations	310	306
Environmental remediation costs	243	254
Other	527	525
Total Other Non-current Liabilities	5,430	5,396
Non-current debt	9,059	9,184
Non-current debt to affiliate	800	800
Total Non-current Liabilities	17,965	18,074
Total Liabilities	24,173	23,313
Commitments and Contingencies	—	—
Equity
Stockholders’ Equity:
Common stock, $.01 par value, 500,000,000 shares authorized, 388,008,132 and 387,872,787 shares issued; 386,906,260 and 386,770,915 shares outstanding, respectively	4	4
Additional paid in capital	17,702	17,701
Treasury stock	(47)	(47)
Retained earnings	2,196	2,015
Accumulated other comprehensive income (loss)	21	(25)
Total Stockholders’ Equity	19,876	19,648
Non-controlling interests	1,013	1,028
Total Equity	20,889	20,676
Total Liabilities and Equity	$45,062	$43,989
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2024	2023
(Millions)
Cash Flow from Operating Activities:
Net income	$322	$215
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	298	280
Regulatory assets/liabilities amortization and carrying cost	15	(32)
Pension cost	(3)	(3)
Earnings from equity method investments	(6)	(2)
Distributions of earnings received from equity method investments	3	6
Unrealized (gain) loss on marked-to-market derivative contracts	(17)	4
Deferred taxes	4	(1)
Other non-cash items	(22)	(5)
Changes in operating assets and liabilities:
Current assets	(141)	82
Noncurrent assets	(255)	(96)
Current liabilities	(32)	(242)
Noncurrent liabilities	(13)	(2)
Net Cash Provided by Operating Activities	153	204
Cash Flow from Investing Activities:
Capital expenditures	(872)	(836)
Contributions in aid of construction	40	19
Proceeds from sale of assets	2	6
Proceeds from notes receivable from affiliates	—	1
Distributions received from equity method investments	2	2
Other investments and equity method investments, net	(116)	(11)
Net Cash Used in Investing Activities	(944)	(819)
Cash Flow from Financing Activities:
Repayments of non-current debt	(3)	(4)
Receipts of other short-term debt, net	514	722
Receipts of other short-term debt with affiliates	500	—
Repayments of financing leases	(1)	(1)
Issuance of common stock	(2)	—
Distributions to noncontrolling interests	(39)	(3)
Contributions from noncontrolling interests	53	74
Dividends paid	(170)	(170)
Net Cash Provided by Financing Activities	852	618
Net Increase in Cash, Cash Equivalents and Restricted Cash	61	3
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	94	72
Cash, Cash Equivalents and Restricted Cash, End of Period	$155	$75
Supplemental Cash Flow Information
Cash paid for interest, net of amounts capitalized	$103	$56
Cash paid (refunded) for income taxes	$3	$(1)
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(unaudited)

	Avangrid, Inc. Stockholders
(Millions, except for number of shares )	Number of shares (*)	Common Stock	Additional paid-in capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total
As of December 31, 2022	386,628,586	$3	$17,694	$(47)	$1,910	$(180)	$19,380	$962	$20,342
Net income (loss)	—	—	—	—	245	—	245	(30)	215
Other comprehensive loss, net of tax of $17	—	—	—	—	—	49	49	—	49
Comprehensive income									264
Dividends declared, $0.44/share	—	—	—	—	(170)	—	(170)	—	(170)
Issuance of common stock	12,332	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	3	—	—	—	3	—	3
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3)	(3)
Contributions from noncontrolling interests	—	—	—	—		—	—	74	74
As of March 31, 2023	386,640,918	$3	$17,697	$(47)	$1,985	$(131)	$19,507	$1,003	$20,510
As of December 31, 2023	386,770,915	$4	$17,701	$(47)	$2,015	$(25)	$19,648	$1,028	$20,676
Net income (loss)	—	—	—	—	351	—	351	(29)	322
Other comprehensive income, net of tax of $17	—	—	—	—	—	46	46	—	46
Comprehensive income									368
Dividends declared, $0.44/share	—	—	—	—	(170)	—	(170)	—	(170)
Issuance of common stock	135,345	—	(2)	—	—	—	(2)	—	(2)
Stock-based compensation	—	—	3	—	—	—	3	—	3
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(39)	(39)
Contributions from noncontrolling interests	—	—	—	—		—	—	53	53
As of March 31, 2024	386,906,260	$4	$17,702	$(47)	$2,196	$21	$19,876	$1,013	$20,889
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
Non-binding proposal from Iberdrola
On March 6, 2024, the Unaffiliated Committee (Committee) of the Board of Directors of Avangrid received a non-binding proposal from Iberdrola to acquire all of the issued and outstanding shares of common stock not owned by Iberdrola or its affiliates for $34.25 in cash per share. The Committee will review, evaluate, negotiate, and approve or disapprove the proposal, advised by independent legal and financial advisers, as well as any other alternative proposals or other strategic alternatives that may be available to Avangrid. No decision has yet been made with respect to Avangrid’s response to the proposal or any alternatives thereto and there can be no assurance that any definitive offer will be made, that any agreement will be executed or that the transaction proposed in the proposal or any other transaction will be approved or completed. The consummation of the proposed transaction is conditioned upon the approval of the proposed transaction by the Committee and by the shareholders of Avangrid that hold in the aggregate a majority of the outstanding shares of common stock that are not held by Iberdrola and its affiliates.
Note 2. Basis of Presentation
The accompanying condensed consolidated financial statements should be read in conjunction with the Form 10-K for the fiscal year ended December 31, 2023.
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
In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly our condensed consolidated financial statements for the interim periods described herein. All such adjustments are of a normal and recurring nature, except as otherwise disclosed. The results for the three months ended March 31, 2024, are not necessarily indicative of the results for the entire fiscal year ending December 31, 2024.
Note 3. Significant Accounting Policies and New Accounting Pronouncements
The new accounting pronouncements we have adopted as of January 1, 2024, and reflected in our condensed consolidated financial statements are described below. There have been no other material changes to the significant accounting policies described in our Form 10-K for the fiscal year ended December 31, 2023, except for those described below resulting from the adoption of new authoritative accounting guidance issued by the Financial Accounting Standards Board (FASB).
Adoption of New Accounting Pronouncements
(a) Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued guidance requiring incremental disclosures for reportable segments. These incremental requirements include disclosing significant expenses that are regularly provided to the chief operating decision maker (CODM) and other segment items, including a description of its composition. The other segment items category is the difference between segment revenue less the significant segment expenses, and each reported measure of segment profit or loss. The guidance clarifies that if the CODM reviews multiple measures of a segments total profit or loss, that the entity may under certain conditions report multiple measures in the segment footnote; however, if only one measure is reported, it should be the one that best conforms with U.S. GAAP. The guidance requires disclosure of the title and position of the individual or the name of the group identified as the CODM. Finally, all annual disclosures are required in interim reporting starting in the first quarter of 2025. As the guidance impacts disclosures only, it will not have an impact to the consolidated financial results. These changes in disclosures will initially be reflected in the annual financial statement footnotes for the year ended December 31, 2024.
Accounting Pronouncements Issued but Not Yet Adopted
The following are new significant accounting pronouncements not yet adopted, including those issued since December 31, 2023, that we have evaluated or are evaluating to determine their effect on our condensed consolidated financial statements.
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
Contract Assets and Liabilities
We have contract assets for costs from development success fees and construction delays, which were paid during solar farm assets development period. The contract assets are amortized ratably into expense over the 16 - 21 year life of the respective power purchase agreements (PPAs). Contract assets totaled $19 million and $9 million at  March 31, 2024 and December 31, 2023, respectively, and are presented in "Other non-current assets" on our condensed consolidated balance sheets.

We have contract liabilities for revenue from transmission congestion contract (TCC) auctions, for which we receive payment at the beginning of an auction period, and amortize ratably each month into revenue over the applicable auction period. The auction periods range from six months to two years. TCC contract liabilities totaled $9 million and $18 million at March 31, 2024 and December 31, 2023, respectively, and are presented in "Other current liabilities" on our condensed consolidated balance sheets. We recognized $9 million and $17 million as revenue related to contract liabilities for the three months ended March 31, 2024 and 2023, respectively.
We apply a practical expedient to expense as incurred costs to obtain a contract when the amortization period is one year or less. We record costs incurred to obtain a contract within operating expenses, including amortization of capitalized costs.
Revenues disaggregated by major source for our reportable segments for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31, 2024
	Networks	Renewables	Other (b)	Total
(Millions)
Regulated operations – electricity	$1,350	$—	$—	$1,350
Regulated operations – natural gas	592	—	—	592
Nonregulated operations – wind	—	224	—	224
Nonregulated operations – solar	—	7	—	7
Nonregulated operations – thermal	—	91	—	91
Other(a)	20	(13)	(1)	6
Revenue from contracts with customers	1,962	309	(1)	2,270
Leasing revenue	2	—	—	2
Derivative gains	—	87	—	87
Alternative revenue programs	43	—	—	43
Other revenue	11	4	—	15
Total operating revenues	$2,018	$400	$(1)	$2,417

	Three Months Ended March 31, 2023
	Networks	Renewables	Other (b)	Total
(Millions)
Regulated operations – electricity	$1,308	$—	$—	$1,308
Regulated operations – natural gas	722	—	—	722
Nonregulated operations – wind	—	216	—	216
Nonregulated operations – solar	—	4	—	4
Nonregulated operations – thermal	—	55	—	55
Other(a)	(3)	(13)	—	(16)
Revenue from contracts with customers	2,027	262	—	2,289
Leasing revenue	2	—	—	2
Derivative gains	—	122	—	122
Alternative revenue programs	37	—	—	37
Other revenue	10	6	—	16
Total operating revenues	$2,076	$390	$—	$2,466
(a) Primarily includes certain intra-month trading activities, billing, collection and administrative charges, sundry billings and other miscellaneous revenue.
(b) Does not represent a segment. Includes Corporate and intersegment eliminations.
As of March 31, 2024 and December 31, 2023, accounts receivable balances related to contracts with customers were approximately $1,529 million and $1,441 million, respectively, including $426 million of unbilled revenues as of both March 31, 2024 and December 31, 2023, which are included in “Accounts receivable and unbilled revenues, net” on our condensed consolidated balance sheets.

As of March 31, 2024, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) were as follows:

As of March 31, 2024	2025	2026	2027	2028	2029	Thereafter	Total
(Millions)
Revenue expected to be recognized on multiyear capacity and carbon-free energy sale contracts	30	10	7	5	5	49	106
Revenue expected to be recognized on multiyear renewable energy credit sale contracts	72	48	26	3	1	1	151
Total operating revenues	$102	$58	$33	$8	$6	$50	$257
As of March 31, 2024, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) for the remainder of 2024 was $116 million.
We do not disclose information about remaining performance obligations for contracts for which we recognize revenue in the amount to which we have the right to invoice (e.g., usage-based pricing terms).
Note 5. Regulatory Assets and Liabilities
Pursuant to the requirements concerning accounting for regulated operations, our utilities capitalize as regulatory assets incurred and accrued costs that are probable of recovery in future electric and natural gas rates. We base our assessment of whether recovery is probable on the existence of regulatory orders that allow for recovery of certain costs over a specific period, or allow for reconciliation or deferral of certain costs. When costs are not treated in a specific regulatory order, we use regulatory precedent to determine if recovery is probable. Our operating utilities also record, as regulatory liabilities, obligations to refund previously collected revenue or to spend revenue collected from customers on future costs. The primary items that are not included in rate base or accruing carrying costs are regulatory assets for qualified pension and other postretirement benefits, which reflect unrecognized actuarial gains and losses; debt premium; environmental remediation costs, which are primarily the offset of accrued liabilities for future spending; unfunded future income taxes, which are the offset to the unfunded future deferred income tax liability recorded; asset retirement obligations; hedge losses; and contracts for differences. As of March 31, 2024, the total net amount of these items is approximately $1,157 million.
CMP Distribution Rate Case
On August 11, 2022, CMP filed a three-year rate plan, with adjustments to the distribution revenue requirement in each year. On June 6, 2023, the MPUC approved a Stipulation resolving all issues in the case providing for a 9.35% ROE, 50% equity ratio, and 50% earnings sharing for annual earnings in excess of 100 basis points of CMP’s allowed ROE. The Stipulation also provides for a two-year forward looking rate plan with increases to occur in four equal levelized amounts every six months beginning on July 1, 2023. An increase occurred on January 1, 2023. The next two increases will occur on July 1, 2024, and January 1, 2025. The amount of each increase is $16.75 million. These revenue increases include amounts for operations and maintenance but are primarily driven by increases in capital investment forecast by CMP to occur during the period covered by the Stipulation. The Stipulation also imposes a service quality indicator incentive mechanism on CMP. The incentive is provided by a penalty mechanism that would impose a maximum of $8.8 million per year for a failure to meet specified service quality indicator targets.
NYSEG and RG&E Rate Plans
On June 14, 2023, NYSEG and RG&E filed a Joint Proposal (2023 JP) settlement for a three-year rate plan with the NYPSC. For purposes of the 2023 JP, the three rate years are defined as the 12 months ending April 30, 2024 (New York Rate Year 1); April 30, 2025 (New York Rate Year 2); and April 30, 2026 (New York Rate Year 3); respectively. On October 12, 2023, the NYPSC approved the 2023 JP, commencing May 1, 2023 and continuing through April 30, 2026. The effective date of new tariffs was November 1, 2023 with a make-whole provision back to May 1, 2023.
The 2023 JP, as approved, includes levelization across the three years of the rate plan for delivery rates for NYSEG's and RG&E’s Electric and Gas businesses with an allowed rate of return on common equity for NYSEG Electric, NYSEG Gas, RG&E Electric and RG&E Gas of 9.20%. The common equity ratio for each business is 48.00%.
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
New York CLCPA
On February 16, 2023, the NYPSC issued an order to authorize transmission upgrades solely to support new renewable generation sources pursuant to the implementation of the Accelerated Renewable Growth and Community Benefit Act as part of the CLCPA Phase 2. The order approves an estimated $4.4 billion in transmission upgrades proposed by upstate utilities to help integrate 3,500 MW of clean energy capacity into the grid, of which NYSEG and RG&E are approved for estimated upgrade costs of $2.2 billion, including participation with other upstate utilities on certain projects. On October 17, 2023, NYSEG and RG&E filed a petition requesting approval from the NYPSC to seek authorization from the Federal Energy Regulatory Commission (FERC), to utilize 100 percent construction work in progress (CWIP), in rate base for the local transmission upgrades under the CLCPA Phase 2. On April 18, 2024, the NYPSC approved the petition to allow NYSEG and RG&E to seek FERC approval along with adding other related reporting requirements.
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
On September 9, 2022, UI filed a distribution revenue requirement case proposing a three-year rate plan commencing September 1, 2023 through August 31, 2026. The filing was based on a test year ending December 31, 2021, for the rate years beginning September 1, 2023 (UI Rate Year 1), September 1, 2024 (UI Rate Year 2), and September 1, 2025 (UI Rate Year 3). On August 25, 2023, PURA issued its Final Decision provided for a one-year rate plan commencing on September 1, 2023, providing for a rate increase of $23 million based on an allowed ROE of 9.1% that was reduced to 8.63% by certain adjustments. The Final Decision established a capital structure consisting of 50% common equity and 50% debt. The Final Decision results in an average increase in base distribution rates of about 6.6% and an average increase in customer bills of about 2% compared to current levels. On September 18, 2023, UI filed an appeal of the PURA's Final Decision in Connecticut Superior Court, because of factual and legal errors related to the treatment of deferred assets, plant in service, and operating expenses. We cannot predict the outcome of this matter.

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
On November 3, 2023, CNG and SCG filed a distribution revenue requirement case proposing a one-year rate plan commencing November 1, 2024 through October 31, 2025, for each company respectively. CNG requested that PURA approve new distribution rates to recover an increase in revenue requirements of approximately $19.8 million, and SCG requested approval of new distribution rates to recover an increase in revenue requirements of approximately $40.6 million. CNG’s and SCG’s rate plans also included several measures to moderate the impact of the proposed rate update for all customers, including, the adoption of a low-income discount rate and seeks to maintain its current revenue decoupling and earning sharing mechanisms. Evidentiary hearings commenced on April 22, 2024. We cannot predict the outcome of this matter.
On June 24, 2022, BGC filed a Settlement Agreement with the Massachusetts Attorney General’s Office (AGO) for DPU approval negotiated between BGC and the AGO in lieu of a fully litigated rate case before the DPU. The Settlement Agreement allowed for agreed-upon adjustments to BGC’s revenue requirement as well as various step increases BGC shall be entitled to on January 1, 2023 and January 1, 2024. It provided for the opportunity to increase BGC’s revenue requirement by as much as $5.6 million over current rates (reflective of a 9.70% ROE and a 54.00% equity ratio as well as other stepped adjustments) through January 1, 2024. The Settlement Agreement was approved in its entirety by the DPU on October 27, 2022, and new rates went into effect January 1, 2023.
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
Regulatory assets as of March 31, 2024 and December 31, 2023, respectively, consisted of:

	March 31,	December 31,
As of	2024	2023
(Millions)
Pension and other post-retirement benefits	$439	$445
Pension and other post-retirement benefits cost deferrals	57	58
Storm costs	1,052	868
Rate adjustment mechanism	42	24
Revenue decoupling mechanism	101	86
Contracts for differences	33	38
Hardship programs	25	23
Deferred purchased gas	6	16
Environmental remediation costs	244	240
Debt premium	57	58
Unamortized losses on reacquired debt	17	17
Unfunded future income taxes	601	578
Federal tax depreciation normalization adjustment	129	130
Asset retirement obligation	20	19
Deferred meter replacement costs	60	59
COVID-19 cost recovery and late payment surcharge	11	12
Low income arrears forgiveness	49	55
Excess generation service charge	86	52
System Expansion	19	22
Non-bypassable charge	124	103
Hedges losses	13	34
Rate change levelization	83	60
Value of distributed energy resources	44	49
Uncollectible reserve	114	104
New York make-whole provision	84	96
Other	296	283
Total regulatory assets	3,806	3,529
Less: current portion	745	718
Total non-current regulatory assets	$3,061	$2,811
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
“Other” includes various items subject to reconciliation including vegetation management and systems benefit charge.

Regulatory liabilities as of March 31, 2024 and December 31, 2023, respectively, consisted of:

	March 31,	December 31,
As of	2024	2023
(Millions)
Energy efficiency portfolio standard	$24	$15
Gas supply charge and deferred natural gas cost	10	8
Pension and other post-retirement benefits cost deferrals	88	89
Carrying costs on deferred income tax bonus depreciation	2	3
Carrying costs on deferred income tax - Mixed Services 263(a)	1	2
2017 Tax Act	1,187	1,190
Accrued removal obligations	1,135	1,139
Positive benefit adjustment	7	9
Deferred property tax	21	21
Net plant reconciliation	23	23
Debt rate reconciliation	16	18
Rate refund – FERC ROE proceeding	40	39
Transmission congestion contracts	24	26
Merger-related rate credits	7	8
Accumulated deferred investment tax credits	20	21
Asset retirement obligation	19	19
Middletown/Norwalk local transmission network service collections	16	16
Non-firm margin sharing credits	39	34
Non by-passable charges	6	9
Transmission revenue reconciliation mechanism	32	57
Other	234	209
Total regulatory liabilities	2,951	2,955
Less: current portion	275	261
Total non-current regulatory liabilities	$2,676	$2,694
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
“Merger-related rate credits” resulted from the acquisition of UIL. This is being used to moderate increases in rates. During the three months ended March 31, 2024 and 2023, $1 million and $1 million of rate credits were applied against customer bills.
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
Restricted cash was $3 million as of both March 31, 2024 and December 31, 2023, respectively and is included in "Other Assets" on our condensed consolidated balance sheets.

The financial instruments measured at fair value as of March 31, 2024 and December 31, 2023, respectively, consisted of:

As of March 31, 2024	Level 1	Level 2	Level 3	Netting	Total
(Millions)
Equity investments with readily determinable fair values	$30	$18	$—	$—	$48
Derivative assets
Derivative financial instruments - power	$23	$71	$95	$(80)	$109
Derivative financial instruments - gas	—	19	—	(15)	4
Contracts for differences	—	—	1	—	1
Derivative financial instruments – Other	—	158	—	—	158
Total	$23	$248	$96	$(95)	$272
Derivative liabilities
Derivative financial instruments - power	$(33)	$(71)	$(44)	$101	$(47)
Derivative financial instruments - gas	(3)	(22)	—	25	—
Contracts for differences	—	—	(34)	—	(34)
Derivative financial instruments – Other	—	(101)	—	—	(101)
Total	$(36)	$(194)	$(78)	$126	$(182)

As of December 31, 2023	Level 1	Level 2	Level 3	Netting	Total
(Millions)
Equity investments with readily determinable fair values	$29	$16	$—	$—	$45
Derivative assets
Derivative financial instruments - power	$15	$42	$114	$(69)	$102
Derivative financial instruments - gas	—	17	—	(12)	5
Contracts for differences	—	—	1	—	1
Derivative financial instruments – Other	—	122	—	—	122
Total	$15	$181	$115	$(81)	$230
Derivative liabilities
Derivative financial instruments - power	$(37)	$(101)	$(40)	$135	$(43)
Derivative financial instruments - gas	(12)	(26)	—	37	(1)
Contracts for differences	—	—	(39)	—	(39)
Derivative financial instruments - Other	—	(92)	—	—	(92)
Total	$(49)	$(219)	$(79)	$172	$(175)

The reconciliation of changes in the fair value of financial instruments based on Level 3 inputs for the three months ended March 31, 2024 and 2023, respectively, is as follows:

	Three Months Ended March 31,
(Millions)	2024	2023
Fair Value Beginning of Period,	$36	$16
Gains recognized in operating revenues	3	—
(Losses) recognized in operating revenues	(19)	(3)
Total losses recognized in operating revenues	(16)	(3)
Gains recognized in OCI	1	11
(Losses) recognized in OCI	(6)	(3)
Total (losses) gains recognized in OCI	(5)	8
Net change recognized in regulatory assets and liabilities	5	4
Purchases	1	9
Settlements	(3)	(20)
Fair Value as of March 31,	$18	$14
Losses for the period included in operating revenues attributable to the change in unrealized gains relating to financial instruments still held at the reporting date	$(16)	$(3)
Level 3 Fair Value Measurement
The table below illustrates the significant sources of unobservable inputs used in the fair value measurement of our Level 3 derivatives and the variability in prices for those transactions classified as Level 3 derivatives.

As of March 31, 2024
Index	Avg.	Max.	Min.
Ameren ($/MWh)	$42.68	$90.60	$19.58
ComEd ($/MWh)	$38.64	$83.36	$15.39
ERCOT S hub ($/MWh)	$45.73	$150.55	$16.17
Mid C ($/MWh)	$84.98	$248.45	$16.95
AEP-DAYTON hub ($/MWh)	$42.79	$94.32	$20.58
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

Range at
Unobservable Input	March 31, 2024
Risk of non-performance	0.52% - 0.54%
Discount rate	3.84% - 4.01%
Forward pricing ($ per KW-month)	$2.00 - $2.61
Fair Value of Debt
As of March 31, 2024 and December 31, 2023, debt consisted of first mortgage bonds, unsecured pollution control notes and other various non-current debt securities. The estimated fair value of debt was $10,136 million and $10,266 million as of March 31, 2024 and December 31, 2023, respectively. The estimated fair value was determined, in most cases, by discounting the future cash flows at market interest rates. The interest rates used to make these calculations take into account the credit ratings of the borrowers in each case. The fair value of debt is considered Level 2 within the fair value hierarchy.
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
(a) Networks activities
The tables below present Networks' derivative positions as of March 31, 2024 and December 31, 2023, respectively, including those subject to master netting agreements and the location of the net derivative positions on our condensed consolidated balance sheets:

As of March 31, 2024	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$20	$5	$19	$5
Derivative liabilities	(19)	(5)	(42)	(29)
	1	—	(23)	(24)
Designated as hedging instruments
Derivative assets	—	—	—	—
Derivative liabilities	—	—	—	—
	—	—	—	—
Total derivatives before offset of cash collateral	1	—	(23)	(24)
Cash collateral receivable	—	—	6	7
Total derivatives as presented in the balance sheet	$1	$—	$(17)	$(17)

As of December 31, 2023	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$13	$3	$12	$3
Derivative liabilities	(12)	(3)	(57)	(32)
	1	—	(45)	(29)
Designated as hedging instruments
Derivative assets	—	—	—	—
Derivative liabilities	—	—	—	—
	—	—	—	—
Total derivatives before offset of cash collateral	1	—	(45)	(29)
Cash collateral receivable	—	—	27	7
Total derivatives as presented in the balance sheet	$1	$—	$(18)	$(22)

The net notional volumes of the outstanding derivative instruments associated with Networks' activities as of March 31, 2024 and December 31, 2023, respectively, consisted of:

	March 31,	December 31,
As of	2024	2023
(Millions)
Wholesale electricity purchase contracts (MWh)	6.0	5.6
Natural gas purchase contracts (Dth)	9.3	10.7
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
The amounts for electricity hedge contracts and natural gas hedge contracts recognized in regulatory liabilities and assets as of March 31, 2024 and December 31, 2023 and amounts reclassified from regulatory assets and liabilities into income for the three months ended March 31, 2024 and 2023 are as follows:

(Millions)	Loss or Gain Recognized in Regulatory Assets/Liabilities		Location of Loss (Gain) Reclassified from Regulatory Assets/Liabilities into Income	Loss (Gain) Reclassified from Regulatory Assets/Liabilities into Income
As of				Three Months Ended March 31,
March 31, 2024	Electricity	Natural Gas	2024	Electricity	Natural Gas
Regulatory assets	$10	$3	Purchased power, natural gas and fuel used	$20	$11
December 31, 2023			2023
Regulatory assets	$22	$12	Purchased power, natural gas and fuel used	$49	$6
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
PURA has determined that costs associated with these CfDs will be fully recoverable by UI and CL&P through electric rates, and UI has deferred recognition of costs (a regulatory asset) or obligations (a regulatory liability), including carrying costs. For those CfDs signed by CL&P, UI records its approximate 20% portion pursuant to the cost-sharing agreement noted above. As of March 31, 2024, UI has recorded a gross derivative asset of $1 million ($0 of which is related to UI’s portion of the CfD signed by CL&P), a regulatory asset of $33 million, a gross derivative liability of $34 million ($33 million of which is related to UI’s portion of the CfD signed by CL&P) and a regulatory liability of $0. As of December 31, 2023, UI had recorded a gross derivative asset of $1 million ($0 of which is related to UI’s portion of the CfD signed by CL&P), a regulatory asset of $38 million, a gross derivative liability of $39 million ($38 million of which is related to UI’s portion of the CfD signed by CL&P) and a regulatory liability of $0.
The unrealized gains and losses from fair value adjustments to these derivatives, which are recorded in regulatory assets, for the three months ended March 31, 2024 and 2023, respectively, were as follows:

	Three Months Ended March 31,
	2024	2023
(Millions)
Derivative liabilities	$5	$4
Derivatives designated as hedging instruments
The effect of derivatives in cash flow hedging relationships on Other Comprehensive Income (OCI) and income for the three months ended March 31, 2024 and 2023, respectively, consisted of:

Three Months Ended March 31,	Gain (Loss) Recognized in OCI on Derivatives (a)	Location of Loss (Gain) Reclassified from Accumulated OCI into Income	Loss (Gain) Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2024
Interest rate contracts	$—	Interest expense	$1	$125
Commodity contracts	—	Purchased power, natural gas and fuel used	—	724
Total	$—		$1
2023
Interest rate contracts	$—	Interest expense	$1	$95
Commodity contracts	—	Purchased power, natural gas and fuel used	—	977
Total	$—		$1
(a) Changes in accumulated OCI are reported on a pre-tax basis.
The net loss in accumulated OCI related to previously settled forward starting swaps and accumulated amortization is $38 million and $39 million as of March 31, 2024 and December 31, 2023, respectively. For the three months ended March 31, 2024 and 2023, we recorded net derivative losses related to discontinued cash flow hedges of $1 million and $1 million, respectively. We will amortize approximately $4 million of discontinued cash flow hedges within the next twelve months.
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
The net notional volumes of outstanding derivative instruments associated with Renewables' activities as of March 31, 2024 and December 31, 2023, respectively, consisted of:

	March 31,	December 31,
As of	2024	2023
(MWh/Dth in millions)
Wholesale electricity purchase contracts	1	1
Wholesale electricity sales contracts	6	6
Natural gas and other fuel purchase contracts	14	21
Financial power contracts	4	4
Basis swaps – purchases	21	24
Basis swaps – sales	1	1
The fair values of derivative contracts associated with Renewables' activities as of March 31, 2024 and December 31, 2023, respectively, consisted of:

	March 31,	December 31,
As of	2024	2023
(Millions)
Wholesale electricity purchase contracts	$8	$29
Wholesale electricity sales contracts	46	14
Natural gas and other fuel purchase contracts	3	4
Financial power contracts	10	17
Total	$67	$64
On May 27, 2021, Renewables entered into a forward interest rate swap, with a total notional amount of $935 million, to hedge the issuance of forecasted variable rate debt. The forward interest rate swap is designated and qualifies as a cash flow hedge. As part of the financial close of Vineyard Wind 1 described in Note 19, this hedge was novated to the lending institutions and the notional value changed to $956 million. As of March 31, 2024 and December 31, 2023, the fair value of the interest rate swap was $158 million and $122 million, respectively, as non-current assets. The gain or loss on the interest rate swap is reported as a component of accumulated OCI and will be reclassified into earnings in the period or periods during which the related interest expense on the debt is incurred.

The tables below present Renewables' derivative positions as of March 31, 2024 and December 31, 2023, respectively, including those subject to master netting agreements and the location of the net derivative position on our condensed consolidated balance sheets:

As of March 31, 2024	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$64	$48	$43	$5
Derivative liabilities	(3)	(1)	(53)	(7)
	61	47	(10)	(2)
Designated as hedging instruments
Derivative assets	30	138	14	1
Derivative liabilities	(1)	—	(37)	(35)
	29	138	(23)	(34)
Total derivatives before offset of cash collateral	90	185	(33)	(36)
Cash collateral (payable) receivable	(4)	—	14	8
Total derivatives as presented in the balance sheet	$86	$185	$(19)	$(28)

As of December 31, 2023	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$53	$52	$53	$1
Derivative liabilities	—	(3)	(73)	(4)
	53	49	(20)	(3)
Designated as hedging instruments
Derivative assets	15	113	7	1
Derivative liabilities	(1)	—	(47)	(37)
	14	113	(40)	(36)
Total derivatives before offset of cash collateral	67	162	(60)	(39)
Cash collateral receivable	—	—	43	13
Total derivatives as presented in the balance sheet	$67	$162	$(17)	$(26)
Derivatives not designated as hedging instruments
The effects of trading and non-trading derivatives associated with Renewables' activities for the three months ended March 31, 2024 and 2023, consisted of:

	Three Months Ended March 31, 2024
	Trading	Non-trading	Total amount per income statement
(Millions)
Operating Revenues
Wholesale electricity purchase contracts	$(3)	$—
Wholesale electricity sales contracts	11	22
Financial power contracts	(2)	2
Financial and natural gas contracts	—	(2)
Total gain included in operating revenues	$6	$22	$2,417

Purchased power, natural gas and fuel used
Wholesale electricity purchase contracts	$—	$(17)
Financial power contracts	—	—
Financial and natural gas contracts	—	8
Total loss included in purchased power, natural gas and fuel used	$—	$(9)	$724
Total Gain	$6	$13

	Three Months Ended March 31, 2023
	Trading	Non-trading	Total amount per income statement
(Millions)
Operating Revenues
Wholesale electricity purchase contracts	$(4)	$1
Wholesale electricity sales contracts	7	24
Financial power contracts	2	15
Financial and natural gas contracts	—	10
Total gain included in operating revenues	$5	$50	$2,466

Purchased power, natural gas and fuel used
Wholesale electricity purchase contracts	$—	$(35)
Financial power contracts	—	—
Financial and natural gas contracts	—	(21)
Total gain included in purchased power, natural gas and fuel used	$—	$(56)	$977
Total Gain (Loss)	$5	$(6)
Derivatives designated as hedging instruments
The effect of derivatives in cash flow hedging relationships on accumulated OCI and income for the three months ended March 31, 2024 and 2023, respectively, consisted of:

Three Months Ended March 31,	Gain (Loss) Recognized in OCI on Derivatives (a)	Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2024
Interest rate contracts	$36	Interest Expense	$—	$125
Commodity contracts	20	Operating revenues	5	$2,417
Total	$56		$5
2023
Interest rate contracts	$90	Interest Expense	$—	$95
Commodity contracts	23	Operating revenues	66	$2,466
Total	$113		$66
(a) Changes in OCI are reported on a pre-tax basis.
Amounts are reclassified from accumulated OCI into income in the period during which the transaction being hedged affects earnings or when it becomes probable that a forecasted transaction being hedged would not occur. Notwithstanding future changes in prices, approximately $20 million of losses included in accumulated OCI at March 31, 2024, are expected to be reclassified into earnings within the next twelve months. We recorded immaterial amounts of net derivative losses related to discontinued cash flow hedges for both the three months ended March 31, 2024 and 2023.
(c) Interest rate contracts
Avangrid uses financial derivative instruments from time to time to alter its fixed and floating rate debt balances or to hedge fixed rates in anticipation of future fixed rate issuances.
As of March 31, 2024 and December 31, 2023, the net loss in accumulated OCI related to previously settled interest rate contracts was $27 million and $29 million, respectively. For both the three months ended March 31, 2024 and 2023, we amortized into income $2 million of the loss related to settled interest rate contracts. We will amortize approximately $9 million of the net loss on the interest rate contracts within the next twelve months.
The effect of derivatives in cash flow hedging relationships on accumulated OCI for the three months ended March 31, 2024 and 2023, respectively, consisted of:

Three Months Ended March 31,	(Loss) Recognized in OCI on Derivatives (a)	Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2024
Interest rate contracts	$—	Interest expense	$2	$125
2023
Interest rate contracts	$—	Interest expense	$2	$95
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

The effects on our consolidated financial statements as of and for the three months ended March 31, 2024 and 2023 are as follows:

	Fair value of hedge	Location of Loss Recognized in Income Statement	Loss Recognized in Income Statement	Year to date total per Income Statement
(Millions)	As of March 31, 2024		Three Months Ended March 31, 2024
Current Liabilities	$(29)	Interest Expense	$11	$125
Non-current liabilities	$(71)

	Cumulative effect on hedged debt
Current debt	$—
Non-current debt	$100

	Fair value of hedge	Location of (Gain) Recognized in Income Statement	(Gain) Recognized in Income Statement	Year to date total per Income Statement
(Millions)	As of December 31, 2023		Three Months Ended March 31, 2023
Current Liabilities	$(26)	Interest Expense	$7	$95
Non-current liabilities	$(63)

	Cumulative effect on hedged debt
Current debt	$—
Non-current debt	$89
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
The wholesale power supply agreements of UI contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit ratings on senior debt were to fall below investment grade. If such an event had occurred as of March 31, 2024, UI would have had to post an aggregate of approximately $27 million in collateral.
We have various master netting arrangements in the form of multiple contracts with various single counterparties that are subject to contractual agreements that provide for the net settlement of all contracts through a single payment. Those arrangements reduce our exposure to a counterparty in the event of a default on or termination of any single contract. For financial statement presentation purposes, we offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim or the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. As of both March 31, 2024 and December 31, 2023, the amount of cash collateral under master netting arrangements that has not been offset against net derivative positions was $63 million. Derivative instruments settlements and collateral payments are included throughout the “Changes in operating assets and liabilities” section of operating activities in our condensed consolidated statements of cash flows.
Certain of our derivative instruments contain provisions that require us to maintain an investment grade credit rating on our debt from each of the major credit rating agencies. If our debt were to fall below investment grade, we would be in violation of those provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit risk related contingent features that are in a liability position as of March 31, 2024 was $13 million, for which we have posted collateral.

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
Customer Invoice Dispute
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
Solar Contractor Dispute
Renewables, through certain subsidiaries, has Engineering, Procurement and Construction (EPC) contracts with Sterling and Wilson Solar Solutions, Inc. (SWSS) for the construction of two Solar farms–Lund Hill in Klickitat, WA (Lund Hill), and Pachwáywit Fields in Gillam County, OR (Montague). Renewables believes that SWSS is in default of a number of its obligations under the respective EPC contracts, including construction flaws and failing to pay certain subcontractors. As a result, Renewables drew on Letters of Credit for both Montague and Lund Hill. In response, SWSS filed liens on both projects totaling approximately $105 million claiming that this amount is due under EPC contracts. Renewables has bonded over the liens on both properties. On October 27, 2023, SWSS commenced foreclosure actions in Oregon on the lien at Montague, and added claims for breach of contract and quantum meruit, seeking up to $111.8 million. SWSS has also commenced foreclosure procedures in Washington State against Lund Hill seeking to close on its lien of $59.9 million. On February 26, 2024, SWSS filed a lawsuit against Lund Hill and Renewables in New York State court alleging breach of contract, quantum meruit and violation of the Prompt Payment Act, all based on the same facts as the previously filed foreclosure matter seeking $59.9 million in damages. We cannot predict the outcome of these disputes.
Guarantee Commitments to Third Parties
As of March 31, 2024, we had approximately $918 million of standby letters of credit, surety bonds, guarantees and indemnifications outstanding. We also provided a guaranty related to Renewables' commitment to contribute equity to Vineyard Wind and an indemnification of Vineyard Wind tax equity investors as described in Note 19, which are in addition to the amounts above. These instruments provide financial assurance to the business and trading partners of Avangrid, its subsidiaries and equity method investees in their normal course of business. The instruments only represent liabilities if Avangrid or its subsidiaries fail to deliver on contractual obligations. We therefore believe it is unlikely that any material liabilities associated with these instruments will be incurred and, accordingly, as of March 31, 2024, neither we nor our subsidiaries have any liabilities recorded for these instruments.
NECEC Commitments
On January 4, 2021, CMP transferred the NECEC project to NECEC Transmission LLC, a wholly-owned subsidiary of Networks. Among other things, NECEC Transmission LLC and/or CMP committed to approximately $90 million of future payments to support various programs in the state of Maine, of which approximately $11 million was paid through the three months ended March 31, 2024.
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
We have recorded an estimated liability of $6 million related to six of the twenty-four sites. We have paid remediation costs related to the remaining eighteen sites and do not expect to incur additional liabilities. Additionally, we have recorded an estimated liability of $10 million related to another ten sites where we believe it is probable that we will incur remediation and/or monitoring costs, although we have not been notified that we are among the potentially responsible parties or that we are regulated under State Resource Conservation and Recovery Act programs. It is possible the ultimate cost to remediate these sites may be significantly more than the accrued amount. As of March 31, 2024, our estimate for costs to remediate these sites ranges from $15 million to $22 million. Factors affecting the estimated remediation amount include the remedial action plan selected, the extent of site contamination, and the allocation of the clean-up costs.
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
As of March 31, 2024, our estimate for all costs related to investigation and remediation of the fifty-three sites ranges from $117 million to $213 million. Our estimate could change materially based on facts and circumstances derived from site investigations, changes in required remedial actions, changes in technology relating to remedial alternatives and changes to current laws and regulations.
Certain of our Connecticut and Massachusetts regulated gas companies own or have previously owned properties where MGPs had historically operated. MGP operations have led to contamination of soil and groundwater with petroleum hydrocarbons, benzene and metals, among other things, at these properties, the regulation and cleanup of which is regulated by the federal Resource Conservation and Recovery Act as well as other federal and state statutes and regulations. Each of the companies has or had an ownership interest in one or more of such properties contaminated as a result of MGP-related activities. Under the existing regulations, the cleanup of such sites requires state and at times, federal, regulators’ involvement and approval before cleanup can commence. In certain cases, such contamination has been evaluated, characterized and remediated. In other cases, the sites have been evaluated and characterized, but not yet remediated. Finally, at some of these sites, the scope of the contamination has not yet been fully characterized; as of March 31, 2024, no liability was recorded related to these sites and no amount of loss, if any, can be reasonably estimated at this time. In the past, the companies have received approval for the recovery of MGP-related remediation expenses from customers through rates and will seek recovery in rates for ongoing MGP-related remediation expenses for all of their MGP sites.
As of both March 31, 2024 and December 31, 2023, the liability associated with our MGP sites in Connecticut was $112 million, the remediation costs of which could be significant and will be subject to a review by PURA as to whether these costs are recoverable in rates.
As of March 31, 2024 and December 31, 2023, our total recorded liability to investigate and perform remediation at all known inactive MGP sites discussed above and other sites was $245 million and $250 million, respectively. We recorded a corresponding regulatory asset, net of insurance recoveries and the amount collected from FirstEnergy, as described below, because we expect to recover the net costs in rates. Our environmental liability accruals are recorded on an undiscounted basis and are expected to be paid through the year 2058.
FirstEnergy
NYSEG and RG&E each sued FirstEnergy under the Comprehensive Environmental Response, Compensation, and Liability Act to recover environmental cleanup costs at certain former MGP sites, which are included in the discussion above. In 2011, the District Court issued a decision and order in NYSEG’s favor, which was upheld on appeal, requiring FirstEnergy to pay NYSEG for past and future clean-up costs at the sixteen sites in dispute. In 2008, the District Court issued a decision and order in RG&E's favor requiring FirstEnergy to pay RG&E for past and future clean-up costs at the two MGP sites in dispute. FirstEnergy remains liable for a substantial share of clean up expenses at the MGP sites. Based on projections as of March 31, 2024, FirstEnergy’s share of clean-up costs owed to NYSEG & RG&E is estimated at approximately $8 million and $5 million, respectively. These amounts are being treated as contingent assets and have not been recorded as either a receivable or a decrease to the environmental provision. Any recovery will be flowed through to NYSEG and RG&E customers, as applicable.
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
On January 25, 2024, DEEP issued a notice of declaratory ruling to determine the “high occupancy standard” necessary “to abate on-site pollution and impacts for industrial/commercial use of the Site…inside the buildings” as referenced in section (B)(1)(e)(4) of the Partial Consent Order. On February 26, 2024, UI was granted intervenor status and it subsequently submitted its written comments objecting to the proceedings on March 11, 2024. On January 29, 2024, DEEP served UI with a Summons and Complaint seeking injunctive relief and enforcement of the consent order from the Connecticut Superior Court. On April 9, 2024, the application to transfer the proceedings to the Complex Litigation Docket of the Connecticut Superior Court was granted. The court also granted UI’s Motion to Stay the proceeding until the April 30, 2024 court conference.
As of both March 31, 2024 and December 31, 2023, the amount reserved related to English Station was $19 million. Since its inception, we have recorded $35 million to the reserve which has been offset with cash payments over time. We cannot predict the outcome of these proceedings.
Eagle Takings Inquiry
In April 2023, Avangrid Renewables received a letter from the U.S. Fish and Wildlife Service regarding certain bald and golden eagle fatalities that allegedly occurred at certain Avangrid Renewables facilities that are not covered by an eagle take permit. Avangrid Renewables has responded to the U.S. Fish and Wildlife Service providing information about the relevant eagle taking permit applications and relevant mitigation activity at each facility. On February 12, 2024, the U.S. Fish and Wildlife Service published a new Eagle Rule, superseding the 2016 Eagle Rule. Avangrid Renewables subsequently communicated to the U.S. Fish and Wildlife Service that it would be applying for the General Permit option under the new Eagle Rule and is waiting for the permit application form to become available in the preferred electronic permit platform, ePermits. The U.S. Fish and Wildlife Service acknowledged receipt of this communication. We cannot predict the outcome of these applications.
Note 10. Post-retirement and Similar Obligations
We made $1 million of pension contributions for the three months ended March 31, 2024. We expect to make additional contributions of $27 million for the remainder of 2024.

The components of net periodic benefit cost for pension benefits for the three months ended March 31, 2024 and 2023, respectively, consisted of:

	Three Months Ended March 31,
	2024	2023
(Millions)
Service cost	$2	$2
Interest cost	28	30
Expected return on plan assets	(40)	(36)
Amortization of:
Prior service costs	—	—
Actuarial loss	7	1
Net Periodic Benefit Cost	$(3)	$(3)
The components of net periodic benefit cost for postretirement benefits for the three months ended March 31, 2024 and 2023, respectively, consisted of:

	Three Months Ended March 31,
	2024	2023
(Millions)
Service cost	$—	$—
Interest cost	3	3
Expected return on plan assets	(1)	(1)
Amortization of:
Prior service costs	—	—
Actuarial loss	(1)	(3)
Net Periodic Benefit Cost (Credit)	$1	$(1)
Note 11. Equity
As of both March 31, 2024 and December 31, 2023, we had 103,889 shares of common stock held in trust, respectively, and no convertible preferred shares outstanding. During the three months ended March 31, 2024 and 2023, we issued 135,345 and 12,332 shares of common stock, respectively, each having a par value of $0.01, and released 0 shares of common stock held in trust.
We maintain a repurchase agreement with J.P. Morgan Securities, LLC. (JPM), pursuant to which JPM will, from time to time, acquire, on behalf of Avangrid, shares of common stock of Avangrid. The purpose of the stock repurchase program is to allow Avangrid to maintain Iberdrola's relative ownership percentage of approximately 81.5%. The stock repurchase program may be suspended or discontinued at any time upon notice. As of March 31, 2024, a total of 997,983 shares have been repurchased in the open market, all of which are included as Avangrid treasury shares. The total cost of all repurchases, including commissions, was $47 million as of March 31, 2024.

Accumulated Other Comprehensive Income (Loss)
Accumulated Other Comprehensive Loss for the three months ended March 31, 2024 and 2023, respectively, consisted of:

	As of December 31,	Three Months Ended March 31,	As of March 31,	As of December 31,	Three Months Ended March 31,	As of March 31,
	2023	2024	2024	2022	2023	2023
(Millions)
Net loss on pension plans	(21)	—	(21)	(20)	—	(20)
Unrealized (loss) gain from equity method investment, net of income tax expense of $0 for 2024 and $0 for 2023 (a)	18	—	18	13	(1)	12
Unrealized loss during period on derivatives qualifying as cash flow hedges, net of income tax benefit of $15 for 2024 and $(1) for 2023	(178)	39	(139)	(195)	(2)	(197)
Reclassification to net income of losses on cash flow hedges, net of income tax expense (benefit) of $2 for 2024 and $18 for 2023 (b)	156	7	163	22	52	74
Loss (gain) on derivatives qualifying as cash flow hedges	(22)	46	24	(173)	50	(123)
Accumulated Other Comprehensive Income (Loss)	$(25)	$46	$21	$(180)	$49	$(131)
(a)    Foreign currency and interest rate contracts.
(b)    Reclassification is reflected in the operating expenses and interest expense, net of capitalization line items in our consolidated statements of income.
Note 12. Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to Avangrid by the weighted-average number of shares of our common stock outstanding. During the three months ended March 31, 2024 and 2023, while we did have securities that were dilutive, these securities did not result in a change in our earnings per share calculations.
The calculations of basic and diluted earnings per share attributable to Avangrid, for the three months ended March 31, 2024 and 2023, respectively, consisted of:

	Three Months Ended March 31,
	2024	2023
(Millions, except for number of shares and per share data)
Numerator:
Net income attributable to Avangrid	$351	$245
Denominator:
Weighted average number of shares outstanding - basic	386,916,234	386,744,996
Weighted average number of shares outstanding - diluted	387,239,544	387,077,213
Earnings per share attributable to Avangrid
Earnings Per Common Share, Basic	$0.91	$0.63
Earnings Per Common Share, Diluted	$0.91	$0.63
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
The chief operating decision maker evaluates segment performance based on segment adjusted net income defined as net income adjusted to exclude mark-to-market earnings from changes in the fair value of derivative instruments and accelerated depreciation from the repowering of wind farms.
Products and services are sold between reportable segments and affiliate companies at cost. Segment income, expense and assets presented in the accompanying tables include all intercompany transactions that are eliminated in our condensed consolidated financial statements. Refer to Note 4 - Revenue for more detailed information on revenue by segment.
Segment information as of and for the three months ended March 31, 2024, consisted of:

Three Months Ended March 31, 2024	Networks	Renewables	Other (a)	Avangrid Consolidated
(Millions)
Revenue - external	$2,017	$400	$—	$2,417
Revenue - intersegment	1	—	(1)	—
Depreciation and amortization	178	118	2	298
Operating income (loss)	353	60	(6)	407
Earnings from equity method investments	4	2	—	6
Interest expense, net of capitalization	89	4	32	125
Income tax expense (benefit)	57	(6)	(31)	20
Adjusted net income (loss)	268	84	(11)	341
Capital expenditures	691	179	2	872
As of March 31, 2024
Property, plant and equipment	22,068	11,243	12	33,323
Equity method investments	188	648	—	836
Total assets	$31,238	$14,114	$(290)	$45,062
(a) Includes Corporate and intersegment eliminations.
Segment information for the three months ended March 31, 2023 and as of December 31, 2023, consisted of:

Three Months Ended March 31, 2023	Networks	Renewables	Other (a)	Avangrid Consolidated
(Millions)
Revenue - external	$2,076	$390	$—	$2,466
Depreciation and amortization	174	105	1	280
Operating income (loss)	277	(10)	(2)	265
Earnings (losses) from equity method investments	4	(2)	—	2
Interest expense, net of capitalization	70	6	19	95
Income tax expense (benefit)	44	(34)	(28)	(18)
Adjusted net income (loss)	195	51	1	248
Capital expenditures	609	227	—	836
As of December 31, 2023
Property, plant and equipment	21,692	11,153	12	32,857
Equity method investments	186	532	—	718
Total assets	$30,413	$14,538	$(962)	$43,989
(a) Includes Corporate and intersegment eliminations.

Reconciliation of Adjusted Net Income to Net Income attributable to Avangrid for the three months ended March 31, 2024 and 2023, respectively, is as follows:

	Three Months Ended March 31,
	2024	2023
(Millions)
Adjusted Net Income Attributable to Avangrid, Inc.	$341	$248
Adjustments:
Mark-to-market adjustments - Renewables (1)	17	(4)
Accelerated depreciation from repowering (2)	(3)	—
Income tax impact of adjustments	(4)	1
Net Income Attributable to Avangrid, Inc.	$351	$245
(1)Mark-to-market earnings relates to earnings impacts from changes in the fair value of Renewables' derivative instruments associated with electricity and natural gas.
(2)Represents the amount of accelerated depreciation derived from the repowering of wind farms in Renewables.
Note 14. Related Party Transactions
We engage in related party transactions that are generally billed at cost and in accordance with applicable state and federal commission regulations.
Related party transactions for the three months ended March 31, 2024 and 2023, respectively, consisted of:

Three Months Ended March 31,	2024		2023
(Millions)	Sales To	Purchases From	Sales To	Purchases From
Iberdrola, S.A.	$—	$(12)	$—	$(11)
Iberdrola Renovables Energía, S.L.	$—	$(2)	$—	$(2)
Iberdrola Financiación, S.A.	$—	$(16)	$—	$(4)
Vineyard Wind	$3	$—	$2	$—
Related party balances as of March 31, 2024 and December 31, 2023, respectively, consisted of:

As of	March 31, 2024		December 31, 2023
(Millions)	Owed By	Owed To	Owed By	Owed To
Iberdrola, S.A.	$1	$(12)	$1	$—
Iberdrola Renovables Energía, S.L.	$—	$(2)	$4	$—
Iberdrola Financiación, S.A.	$—	$(1,304)	$—	$(799)
Vineyard Wind	$4	$(8)	$6	$(8)
Iberdrola Solutions	$—	$(6)	$—	$(6)
Other	$4	$(1)	$4	$—
Transactions with Iberdrola, our majority shareholder, relate predominantly to the provision and allocation of corporate services and management fees. All costs that can be specifically allocated, to the extent possible, are charged directly to the company receiving such services. In situations when Iberdrola corporate services are provided to two or more companies of Avangrid, any costs remaining after direct charges are allocated using agreed upon cost allocation methods designed to allocate such costs. We believe that the allocation method used is reasonable. See Note 15 for a discussion of the Iberdrola Intragroup Green Loan.
There have been no guarantees provided or received for any related party receivables or payables. These balances are unsecured and are typically settled in cash. Interest is not charged on regular business transactions but is charged on outstanding loan balances. There have been no impairments or provisions made against any affiliated balances.
Avangrid optimizes its liquidity position as part of the Iberdrola Group and is a party to a liquidity agreement with a financial institution, along with certain members of the Iberdrola Group. Cash surpluses remaining after meeting the liquidity requirements of Avangrid and its subsidiaries may be deposited at the financial institution. Deposits, or credit balances, serve as collateral against the debit balances of other parties to the liquidity agreement. The balance at both March 31, 2024 and December 31, 2023, was $0.
On June 18, 2023, Avangrid's credit facility with Iberdrola Financiación, S.A.U., a subsidiary of Iberdrola, matured. The facility had a limit of $500 million. On July 19, 2023, we replaced this credit facility with an increased limit of $750 million and a maturity date of June 18, 2028. Avangrid pays a quarterly facility fee of 22.5 basis points (rate per annum) on the facility based on Avangrid’s current Moody’s and S&P ratings for senior unsecured long-term debt. As of March 31, 2024 and December 31, 2023, there was $500 million and $0 outstanding amount under this credit facility, respectively.
We have a bi-lateral demand note agreement with Iberdrola Solutions, LLC, which had notes payable balances of $6 million and as of both March 31, 2024 and December 31, 2023.
See Note 19 - Equity Method Investments for more information on transactions with our equity method investees.
Note 15. Other Financial Statement Items
Accounts receivable and unbilled revenue, net
Accounts receivable and unbilled revenues, net as of March 31, 2024 and December 31, 2023 consisted of:

As of	March 31, 2024	December 31, 2023
(Millions)
Trade receivables and unbilled revenues	$1,809	$1,749
Allowance for credit losses	(169)	(161)
Accounts receivable and unbilled revenues, net	$1,640	$1,588
The change in the allowance for credit losses for the three months ended March 31, 2024 and 2023 consisted of:

	Three Months Ended March 31,
(Millions)	2024	2023
As of Beginning of Period,	$161	$155
Current period provision	46	17
Write-off as uncollectible	(38)	(24)
As of March 31,	$169	$148
The Deferred Payment Arrangements (DPA) receivable balance was $116 million and $110 million as of March 31, 2024 and December 31, 2023, respectively. The allowance for credit losses for DPAs at March 31, 2024 and December 31, 2023 was $46 million and $44 million respectively. Furthermore, the change in the allowance for credit losses associated with the DPAs for the three months ended March 31, 2024 and 2023, was $2 million and $(2) million, respectively.
Prepayments and other current assets
Included in prepayments and other current assets are $164 million and $142 million of prepaid other taxes as of March 31, 2024 and December 31, 2023, respectively.
Property, plant and equipment and intangible assets
The accumulated depreciation and amortization as of March 31, 2024 and December 31, 2023, respectively, were as follows:

	March 31,	December 31,
As of	2024	2023
(Millions)
Property, plant and equipment
Accumulated depreciation	$12,732	$12,479
Intangible assets
Accumulated amortization	$357	$351
As of March 31, 2024 and 2023, accrued liabilities for property, plant and equipment additions were $553 million and $239 million, respectively.
Debt
Commercial Paper
As of March 31, 2024 and December 31, 2023, there was $1,864 million and $1,332 million of commercial paper outstanding, respectively. As of March 31, 2024 and December 31, 2023, the weighted-average interest rate on commercial paper was 5.55% and 5.65%, respectively.
Intragroup Green Loan

On July 19, 2023, we entered into a green term loan agreement with Iberdrola Financiación, S.A.U., a subsidiary of Iberdrola, with an aggregate principal amount of $800 million maturing on July 13, 2033 at an interest rate of 5.45% (the Intragroup Green Loan).
Other current liabilities
Included in other current liabilities are $224 million and $236 million of advances received as of March 31, 2024 and December 31, 2023, respectively.
Note 16. Income Tax Expense
The effective tax rate, inclusive of federal and state income tax, for the three months ended March 31, 2024 was 5.8% which is below the federal statutory tax rate of 21%, primarily due to the recognition of production tax credits, the effect of the excess deferred tax amortization resulting from the Tax Act, the equity component of allowance for funds used during construction and other property related flow through items, partially offset by tax equity financing impacts and state taxes.
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
Performance Stock Units
In March 2023, a total number of 677,752 PSUs, before applicable taxes, were approved to be earned by participants based on achievement of certain performance and market-based metrics for the 2021 to 2022 performance period and are payable in three equal installments, net of applicable taxes, in 2023, 2024 and 2025. The remaining unvested PSUs were forfeited. The second installment was paid in March 2024, and 126,311 shares of common stock were issued to settle this installment payment.
During 2023 and 2024, 1,067,500 and 15,296 PSUs, respectively, were granted to certain executives of Avangrid with achievement measured based on certain performance and market-based metrics for the 2023 to 2025 performance period. The PSUs will be payable in three equal installments, net of applicable taxes, in 2026, 2027 and 2028.
Restricted Stock Units
In June 2022, 25,000 RSUs were granted to an officer of Avangrid. The RSUs vest in two equal installments in 2023 and 2024, provided that the grantee remains continuously employed with Avangrid through the applicable vesting dates. The fair value on the grant date was determined based on a price of $47.64 per share. The second and final installment of this RSU grant was settled in January 2024, net of applicable taxes, by issuing 9,034 shares of common stock.
Phantom Share Units
In February 2022, 9,000 Phantom Shares were granted to certain Avangrid executives and employees. These awards vest in four equal installments in 2022 - 2024 and will be settled in a cash amount equal to the number of Phantom Shares multiplied by the closing share price of Avangrid’s common stock on the respective vesting dates, subject to continued employment. The liability of these awards is measured based on the closing share price of Avangrid’s common stock at each reporting date until the date of settlement. In February 2024, $0.1 million was paid to settle the fourth and final installment under this plan.
In February 2023, 81,000 Phantom Shares were granted to certain Avangrid executives and employees. These awards vest in three equal installments in 2024, 2025 and 2026 and will be settled in a cash amount equal to the number of Phantom Shares multiplied by the closing share price of Avangrid’s common stock on the respective vesting dates, subject to continued employment. The liability of these awards is measured based on the closing share price of Avangrid’s common stock at each reporting date until the date of settlement. In February 2024, $1.0 million was paid to settle the first installment under this plan.
As of March 31, 2024 and December 31, 2023, the total liability was $1 million and $2 million, respectively, which is included in other current and non-current liabilities.
The total stock-based compensation expense, which is included in "Operations and maintenance" in our condensed consolidated statements of income, for the three months ended March 31, 2024 and 2023, was $3 million and $4 million, respectively.

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
The assets and liabilities of the VIEs totaled approximately $2,740 million and $196 million, respectively, at March 31, 2024. As of December 31, 2023, the assets and liabilities of VIEs totaled approximately $2,741 million and $174 million, respectively. At March 31, 2024 and December 31, 2023, the assets and liabilities of the VIEs consisted primarily of property, plant and equipment.
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
At March 31, 2024, El Cabo Wind, LLC (El Cabo), Patriot Wind Farm LLC (Patriot), Aeolus Wind Power VII, LLC (Aeolus VII), Aeolus VIII, and Solis I are our consolidated VIEs.
Our El Cabo, Patriot, Aeolus VII, Aeolus VIII, and Solis I interests are not subject to any rights of investors that may restrict our ability to access or use the assets or to settle any existing liabilities associated with the interests.
See Note 19 - Equity Method Investments for information on our VIE we do not consolidate.
Note 19. Equity Method Investments
Renewables holds a 50% indirect ownership interest in Vineyard Wind 1, LLC (Vineyard Wind 1), a joint venture with Copenhagen Infrastructure Partners (CIP). Prior to a restructuring transaction that took place on January 10, 2022 (Restructuring Transaction), Renewables held a 50% ownership interest in Vineyard Wind, LLC (Vineyard Wind) which held rights to two easements from the U.S. Bureau of Ocean Energy Management (BOEM) for the development of offshore wind generation, Lease Area 501 which contained 166,886 acres and Lease Area 522 which contained 132,370 acres, both located southeast of Martha’s Vineyard. Lease Area 501 was subdivided in 2021, creating Lease Area 534. On September 15, 2021, Vineyard Wind closed on construction financing for the Vineyard Wind 1 project. Among other items, the Vineyard Wind 1 project was transferred into a separate joint venture, Vineyard Wind 1. Following the Restructuring Transaction, Vineyard Wind 1 remained a 50-50 joint venture and kept the rights to develop Lease Area 501, and Vineyard Wind was effectively dissolved where Renewables received rights to the Lease Area 534 and CIP received rights to Lease Area 522 as liquidating distributions. In contemplation of the liquidating distributions, Renewables also made an incremental payment of approximately $168 million to CIP in 2022.
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
On October 24, 2023, Vineyard Wind 1 closed on a TEF agreement, pursuant to which Vineyard Wind 1 is expected to receive approximately $1.2 billion from tax equity investors in installments based on the number of turbines reaching or about to reach mechanical completion each month until the entire project reaches commercial operation date. Vineyard Wind 1 received the initial funding of $85 million from tax equity investors in 2023. The remaining $1.1 billion is expected to be received in 2024. In conjunction with the equity installments received since the closing of the TEF agreement, we have issued an indemnification of our joint share of the investor contributions. As of both March 31, 2024 and December 31, 2023, our total indemnified amount was $43 million.
Vineyard Wind 1 is considered a VIE because it cannot finance its activities without additional support from its owners or third parties. Renewables is not the primary beneficiary of the entity since it does not have a controlling financial interest, and therefore we do not consolidate this entity. During 2024, Renewables made a capital contribution of $116 million to Vineyard Wind 1. As of March 31, 2024 and December 31, 2023, the carrying amount of Renewables' investments in Vineyard Wind LLC and Vineyard Wind 1 Pledgor LLC was $419 million and $297 million, respectively.
Note 20. Subsequent Event
On April 11, 2024, the board of directors of Avangrid declared a quarterly dividend of $0.44 per share on its common stock. This dividend is payable on July 1, 2024 to shareholders of record at the close of business on June 3, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements as of December 31, 2023 and 2022, and for the three years ended December 31, 2023, included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission, or the SEC, on February 22, 2024, which we refer to as our “Form 10-K.” In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. The foregoing and other factors are discussed and should be reviewed in our Form 10-K and other subsequent filings with the SEC.
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
Avangrid has approximately $45 billion in assets and operations in 24 states concentrated in our two primary lines of business - Avangrid Networks and Avangrid Renewables. Avangrid Networks owns eight electric and natural gas utilities, serving approximately 3.3 million customers in New York and New England. Avangrid Renewables owns and operates 9.5 gigawatts of electricity capacity, primarily through wind and solar power, with a presence in 22 states across the United States. Avangrid supports the achievement of the Sustainable Development Goals approved by the member states of the United Nations, was named among the World’s Most Ethical companies in 2024 for the sixth consecutive year by the Ethisphere Institute and recognized by Just Capital as one of the 2024 Just 100, an annual ranking of the most just U.S. public companies for the fourth time. Avangrid employs approximately 8,000 people. Iberdrola S.A., or Iberdrola, a corporation (sociedad anónima) organized under the laws of the Kingdom of Spain, a worldwide leader in the energy industry, directly owns 81.6% of the outstanding shares of Avangrid common stock. The remaining outstanding shares are owned by various shareholders, with approximately 14.7% of Avangrid's outstanding shares publicly-traded on the New York Stock Exchange (NYSE). Avangrid's primary businesses are described below.
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
Through Networks, we own electric distribution, transmission and generation companies and natural gas distribution, transportation and sales companies in New York, Maine, Connecticut and Massachusetts, delivering electricity to approximately 2.3 million electric utility customers and delivering natural gas to approximately 1.0 million natural gas utility customers as of March 31, 2024.
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

Renewables has a combined wind, solar and thermal installed capacity of 9,478 megawatts, or MW, as of March 31, 2024, including Renewables’ share of joint projects, of which 8,045 MW was installed onshore wind capacity and 65 MW of offshore. Renewables targets to contract or hedge above 80% of its capacity under long-term PPAs and hedges to limit market volatility. As of March 31, 2024, approximately 78% of the capacity was contracted with PPAs for an average period of approximately 9 years and an additional 10% of production was hedged. Avangrid is one of the three largest wind operators in the United States based on installed capacity as of December 31, 2023, and strives to lead the transformation of the U.S. energy industry to a sustainable, competitive, clean energy future. Renewables installed capacity includes 68 onshore wind farms and six solar facilities operational and one offshore wind facility in 21 states across the United States.
Non-binding proposal from Iberdrola
On March 6, 2024, the Unaffiliated Committee (Committee) of the Board of Directors of Avangrid received a non-binding proposal from Iberdrola to acquire all of the issued and outstanding shares of common stock not owned by Iberdrola or its affiliates for $34.25 in cash per share. The Committee will review, evaluate, negotiate, and approve or disapprove the proposal, advised by independent legal and financial advisers, as well as any other alternative proposals or other strategic alternatives that may be available to Avangrid. No decision has yet been made with respect to Avangrid’s response to the proposal or any alternatives thereto and there can be no assurance that any definitive offer will be made, that any agreement will be executed or that the transaction proposed in the proposal or any other transaction will be approved or completed. The consummation of the proposed transaction is conditioned upon the approval of the proposed transaction by the Committee and by the shareholders of Avangrid that hold in the aggregate a majority of the outstanding shares of common stock that are not held by Iberdrola and its affiliates.
Business Environment
The impact of extraordinary external events such as global pandemics and geopolitical instability continue to cause global economic and supply chain disruption and volatility in financial markets and the United States economy. We continue to experience changes in inflation levels resulting from various supply chain disruptions, increased business and labor costs, increased financing costs from changes in the Federal Reserve's monetary policy and other disruptions caused by global economic conditions. We continue to take steps intended to mitigate the potential risks from continued conflict, including without limitation, communication with suppliers to ensure that the supply chains are free from sanctioned materials and efforts to diversify sourcing and capacity planning to help avoid supply chain disruptions. To date, there has been no material impact on our operations or financial performance as a result of ongoing extraordinary events including, without limitation, the conflicts in Eastern Europe and the Middle East; however, we cannot predict the extent of these effects, given the evolving nature of the geopolitical situation, on our business, results of operations or financial condition.
For more information, see the risk factor in Item 1A. Risk Factors in our Form 10-K for the year ended December 31, 2023.
Summary of Results of Operations
Our operating revenues decreased by $49 million from $2,466 million for the three months ended March 31, 2023 to $2,417 million for the three months ended March 31, 2024.
Networks business revenues decreased mainly due to a decrease in purchased power and purchased gas driven by lower average pricing in commodities in the period, offset by rate increases in New York effective October 12, 2023. Renewables revenues increased mainly due to favorable thermal and power trading driven by higher average prices in the period primarily due to cold weather.
Net income attributable to Avangrid increased by $106 million from $245 million for the three months ended March 31, 2023 to $351 million for the three months ended March 31, 2024, primarily driven by a rate increase in New York and thermal and power trading revenues in Renewables in the period.
Adjusted net income (a non-GAAP financial measure) increased by $93 million from $248 million for the three months ended March 31, 2023 to $341 million for the three months ended March 31, 2024. The increase is primarily due to a $73 million increase in Networks driven primarily by rate increases in New York effective October 12, 2023, a $33 million increase in Renewables primarily driven by favorable thermal and power trading due to higher average prices in the period primarily due to cold weather, offset by a $13 million decrease in Corporate mainly driven by higher interest expenses in the period.
For additional information and reconciliation of the non-GAAP adjusted net income to net income attributable to Avangrid, see “—Non-GAAP Financial Measures”.
See “—Results of Operations” for further analysis of our operating results for the quarter.

Legislative and Regulatory Update
We are subject to complex and stringent energy, environmental and other laws and regulations at the federal, state and local levels as well as rules within the independent system operator, or ISO, markets in which we participate. Federal and state legislative and regulatory actions continue to change how our business is regulated. We actively participate in the regulatory process at the federal, regional, state and ISO levels. Significant updates are discussed below. For a further discussion of the environmental and other governmental regulations that affect us, see our Form 10-K for the year ended December 31, 2023.
New England Clean Energy Connect
In 2018, the New England Clean Energy Connect, or NECEC, transmission project, proposed in a joint bid by CMP and Hydro-Québec, was selected by the Massachusetts electric distribution utilities, or EDCs, and the DOER in the Commonwealth of Massachusetts’s 83D clean energy Request for Proposal. The NECEC transmission project includes a 145-mile transmission line linking the electrical grids in Québec, Canada and New England. The project, which has estimated construction costs of approximately $1.5 billion in total, would add 1,200 MW of transmission capacity to supply Maine and the rest of New England with power from reliable hydroelectric generation.
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
The NECEC project requires certain permits, including environmental, from multiple state and federal agencies and a presidential permit from the U.S. Department of Energy, or DOE, authorizing the construction, operation, maintenance and connection of facilities for the transmission of electric energy at the international border between the United States and Canada. On January 8, 2020, the Maine Land Use Planning Commission, or LUPC, granted the LUPC Certification for the NECEC. The Maine Department of Environmental Protection, or MDEP, granted Site Location of Development Act, Natural Resources Protection Act, and Water Quality Certification permits for the NECEC by an Order dated May 11, 2020. The MDEP Order was appealed by certain intervenors. Through an Order dated July 21, 2022, the Maine Board of Environmental Protection, or MBEP, denied the appeals of the MDEP Order, as well as the appeal of MDEP’s December 4, 2020 Order approving the partial transfer of the permits for the project to NECEC Transmission LLC. In August 2022, the intervenors that had appealed the MDEP Order appealed the MBEP Order, and these appeals have all been dismissed.
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
On August 3, 2023, NECEC resumed limited construction and is continuing to evaluate the construction schedule for the NECEC project, related commercial operation date, and total project cost, including potential impacts from increased construction costs, disputes with third party vendors regarding contracts and certain change orders, and a decrease in expected returns. As of March 31, 2024, we have capitalized approximately $920 million for the NECEC project, which includes capitalized interest costs and other additional payments related to the project along with construction costs.
At the municipal level, the project has obtained all approvals.
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
Power Tax Audits
Previously, CMP, NYSEG and RG&E implemented Power Tax software to track and measure their respective deferred tax amounts. In connection with this change, we identified historical updates needed with deferred taxes recognized by CMP, NYSEG and RG&E and increased our deferred tax liabilities, with a corresponding increase to regulatory assets, to reflect the updated amounts calculated by the Power Tax software. Since 2015, the NYPSC and MPUC accepted certain adjustments to deferred taxes and associated regulatory assets for this item in recent distribution rate cases, resulting in regulatory asset balances of approximately $11 million and $12 million, respectively, for this item at March 31, 2024 and December 31, 2023.
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
SEC's Climate Disclosure Rule
On March 6, 2024, the SEC issued a final rule that requires registrants to provide climate-related disclosures in their annual reports and registration statements, beginning with annual reports for the year ending December 31, 2025, for calendar-year-end large accelerated filers. On April 4, 2024, the SEC announced to voluntarily delay the implementation of climate disclosure regulations while going through certain legal challenges filed to vacate the proposed rules.
The new rules include disclosures relating to climate-related risks and risk management as well as the board and management’s governance of such risks. In addition, the rules include requirements to disclose the financial effects of severe weather events and other natural conditions in the audited financial statements. Larger registrants will also be required to disclose information about greenhouse gas emissions, which will be subject to a phased-in assurance requirement. We are currently evaluating the new rules and their impact to our systems, processes, and controls for gathering and reporting of these incremental disclosures.
Anti-Circumvention Petition
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
Coast Guard Authorization Bill
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
New York Climate Leadership and Community Protection Act
On February 16, 2023, the NYPSC issued an order to authorize transmission upgrades solely to support new renewable generation sources pursuant to the implementation of the Accelerated Renewable Growth and Community Benefit Act as part of the Climate Leadership and Community Protection Act (CLCPA) Phase 2. The order approves an estimated $4.4 billion in transmission upgrades proposed by upstate utilities to help integrate 3,500 MW of clean energy capacity into the grid, of which NYSEG and RG&E are approved for estimated upgrade costs of $2.2 billion, including participation with other upstate utilities on certain projects. On October 17, 2023, NYSEG and RG&E filed a petition requesting approval from the NYPSC to seek authorization from the Federal Energy Regulatory Commission, or FERC, to utilize 100 percent construction work in progress, or CWIP, in rate base for the local transmission upgrades under the CLCPA Phase 2. On April 18, 2024, the NYPSC approved the petition to allow NYSEG and RG&E to seek FERC approval along with adding other related reporting requirements.
UI RAM Proceeding
On March 1, 2024, UI submitted its 2023 comprehensive rate adjustment mechanism, or RAM, filing detailing the UI’s calculated over- or under-recoveries for the RAM components for the period of January 1, 2023, through December 31, 2023 (RAM Application) to PURA. The RAM Application detailed the UI’s proposed weighted-average rate adjustments associated with such over- or under-recoveries of the RAM components.
PURA held a noticed public hearing on this matter on March 11, 2024, and on March 28, 2024, a proposed Interim Decision was issued in this proceeding to provide an opportunity for the parties and intervenors to file written exceptions and to present Oral Argument, which was heard on April 4, 2024. On April 17, 2024, PURA conditionally approved rates for UI's RAM components effective July 1, 2024, through April 30, 2025, subject to its final prudency review of UI's 2023 reported RAM costs.
Results of Operations
The following tables set forth financial information by segment for each of the periods indicated:

	Three Months Ended				Three Months Ended
	March 31, 2024				March 31, 2023
	Total	Networks	Renewables	Other(1)	Total	Networks	Renewables	Other(1)
	(in millions)
Operating Revenues	$2,417	$2,018	$400	$(1)	$2,466	$2,076	$390	$—
Operating Expenses
Purchased power, natural gas and fuel used	724	643	81	—	977	833	144	—
Operations and maintenance	792	676	118	(2)	761	631	130	—
Depreciation and amortization	298	178	118	2	280	174	105	1
Taxes other than income taxes	196	168	23	5	183	161	21	1
Total Operating Expenses	2,010	1,665	340	5	2,201	1,799	400	2
Operating Income	407	353	60	(6)	265	277	(10)	(2)
Other Income (Expense)
Other income (expense)	54	58	1	(5)	25	29	2	(6)
Earnings (losses) from equity method investments	6	4	2	—	2	4	(2)	—
Interest expense, net of capitalization	(125)	(89)	(4)	(32)	(95)	(70)	(6)	(19)
Income (Loss) Before Income Tax	342	326	59	(43)	197	240	(16)	(27)
Income tax expense (benefit)	20	57	(6)	(31)	(18)	44	(34)	(28)
Net Income (Loss)	322	269	65	(12)	215	196	18	1
Net loss (income) attributable to noncontrolling interests	29	(1)	30	—	30	(1)	31	—
Net Income (Loss) Attributable to Avangrid, Inc.	$351	$268	$95	$(12)	$245	$195	$49	$1
(1)"Other" represents Corporate and intersegment eliminations.
Comparison of Period to Period Results of Operations
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Operating Revenues
Our operating revenues decreased by $49 million from $2,466 million for the three months ended March 31, 2023 to $2,417 million for the three months ended March 31, 2024, as detailed by segment below:

Networks
Operating revenues decreased by $58 million from $2,076 million for the three months ended March 31, 2023 to $2,018 million for the three months ended March 31, 2024. The decrease in operating revenues is primarily due to a decrease of $190 million in purchased power and purchased gas (offset in purchased power) driven by lower average pricing in commodities in the period, offset by an increase of $15 million in flow through amortizations (offset in operating expenses). Additionally, electricity and gas revenues increased by $84 million, primarily due to rate increases in New York effective October 12, 2023, and a $33 million favorable impact from deferrals mainly driven by new regulatory mechanisms established by the rate case in New York.
Renewables
Operating revenues increased by $10 million from $390 million for the three months ended March 31, 2023, to $400 million for the three months ended March 31, 2024. The increase in operating revenues was primarily due to an increase of $30 million in favorable thermal and power trading due to wider spark spreads in the period primarily driven by weather, $26 million increase in merchant prices driven by higher average prices in the current period, offset by unfavorable MtM changes of $26 million on energy derivative transactions entered for economic hedging purposes and a $20 million decrease from production in the current period.
Purchased Power, Natural Gas and Fuel Used
Purchased power, natural gas and fuel used increased by $253 million from $977 million for the three months ended March 31, 2023 to $724 million for the three months ended March 31, 2024, as detailed by segment below:
Networks
Purchased power, natural gas and fuel used decreased by $190 million from $833 million for the three months ended March 31, 2023 to $643 million for the three months ended March 31, 2024. The decrease is primarily driven by a $190 million decrease in average commodity prices and an overall decrease in electricity and gas units procured due to lower degree days in the period.
Renewables
Purchased power, natural gas and fuel used decreased by $63 million from $144 million for the three months ended March 31, 2023 to $81 million for the three months ended March 31, 2024. The decrease is primarily due to favorable MtM changes on derivatives of $47 million driven by market price changes in the period and a decrease of $16 million in power and gas purchases due to lower average prices in the current period.
Operations and Maintenance
Operations and maintenance expenses increased by $31 million from $761 million for the three months ended March 31, 2023 to $792 million for the three months ended March 31, 2024, as detailed by segment below:
Networks
Operations and maintenance expenses increased by $45 million from $631 million for the three months ended March 31, 2023 to $676 million for the three months ended March 31, 2024. The increase is driven by a $20 million increase in personnel expenses primarily driven by higher headcount and $10 million increase in uncollectible expenses due to higher bad debt provision in the current period. In addition, there were increases of $15 million in flow-through amortizations (which is offset in revenue).
Renewables
Operations and maintenance expenses decreased by $12 million from $130 million for the three months ended March 31, 2023 to $118 million for the three months ended March 31, 2024. The decrease is primarily due to a $17 million favorable change in operating costs primarily driven by increase in capitalized maintenance services in the current period, offset by a $5 million increase driven by the write-off of certain development assets.
Depreciation and Amortization
Depreciation and amortization for the three months ended March 31, 2024 was $298 million compared to $280 million for the three months ended March 31, 2023, an increase of $18 million. The increase is primarily driven by $15 million from plant additions in Networks and Renewables, and $3 million impact of accelerated depreciation from the repowering of wind farms in the current period.
Other Income (Expense) and Earnings (Losses) from Equity Method Investments
Other income (expense) and equity earnings (losses) increased by $33 million from $27 million for the three months ended March 31, 2023 to $60 million for the three months ended March 31, 2024. The increase is primarily due to a $18 million increase in allowance for funds used during construction in Networks primarily driven by the NECEC project construction, $11 million increase in carrying costs on regulatory deferrals and a $4 million of favorable equity earnings in the current period.
Interest Expense, Net of Capitalization
Interest expense for the three months ended March 31, 2024 and 2023 was $125 million and $95 million, respectively. The change is primarily due to a $17 million increase in interest expense mainly driven by increased debt in the period at Networks and a $28 million increase in Other mainly driven by increased outstanding balances on commercial paper and the intragroup loan and unfavorable changes in the fair value hedges in the current period, offset by $15 million of capitalized interest driven by higher interest rates in the period.
Income Tax
The effective tax rate, inclusive of federal and state income tax, for the three months ended March 31, 2024 was 5.8% which is below the federal statutory tax rate of 21%, primarily due to the recognition of production tax credits, the effect of the excess deferred tax amortization resulting from the Tax Act, the equity component of allowance for funds used during construction and other property related flow through items, partially offset by tax equity financing impacts and state taxes. The effective tax rate, inclusive of federal and state income tax, for the three months ended March 31, 2023 was (9.1)%, which is below the federal statutory tax rate of 21%, primarily due to the recognition of production tax credits associated with wind production, the effect of the excess deferred tax amortization resulting from the Tax Act and the equity component of allowance for funds used during construction.
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
We define adjusted net income as net income adjusted to exclude mark-to-market earnings from changes in the fair value of derivative instruments and accelerated depreciation from the repowering of wind farms. We believe adjusted net income is more useful in understanding and evaluating actual and projected financial performance and contribution of Avangrid core lines of business and to more fully compare and explain our results. The most directly comparable U.S. GAAP measure to adjusted net income is net income. We also define adjusted earnings per share, or adjusted EPS, as adjusted net income converted to an earnings per share amount.
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

The following tables provide a reconciliation between Net Income attributable to Avangrid and non-GAAP measures Adjusted Net Income, Adjusted EBITDA and Adjusted EBITDA with Tax Credits by segment for the three months ended March 31, 2024 and 2023, respectively:

	Three Months Ended March 31, 2024
	Total	Networks	Renewables	Corporate*
	(in millions)
Net Income Attributable to Avangrid, Inc.	$351	$268	$95	$(11)
Adjustments:
Mark-to-market adjustments - Renewables	(17)	—	(17)	—
Accelerated depreciation from repowering	3	—	3	—
Income tax impact of adjustments (1)	4	—	4	—
Adjusted Net Income (2)	$341	$268	$84	$(11)

Net (loss) income attributable to noncontrolling interests	(29)	1	(30)	—
Income tax expense (benefit)	16	57	(10)	(31)
Depreciation and amortization	298	178	118	2
Interest expense, net of capitalization	125	89	4	32
Other (income) expense	(54)	(58)	(1)	5
(Earnings) losses from equity method investments	(6)	(4)	(2)	—
Adjusted EBITDA (3)	$691	$531	$163	$(3)

Retained PTCs and ITCs	47	—	47	—
PTCs allocated to tax equity investors	36	—	36	—
Adjusted EBITDA with Tax Credits (3)	$775	$531	$247	$(3)

	Three Months Ended March 31, 2023
	Total	Networks	Renewables	Corporate*
	(in millions)
Net Income (Loss) Attributable to Avangrid, Inc.	$245	$195	$49	$1
Adjustments:
Mark-to-market earnings – Renewables	4	—	4	—
Income tax impact of adjustments (1)	(1)	—	(1)	—
Adjusted Net Income (2)	$248	$195	$51	$1

Net (loss) income attributable to noncontrolling interests	(30)	1	(31)	—
Income tax expense (benefit)	(17)	44	(33)	(28)
Depreciation and amortization	280	174	105	1
Interest expense, net of capitalization	95	70	6	19
Other (income) expense	(25)	(29)	(2)	6
(Earnings) losses from equity method investments	(2)	(4)	2	—
Adjusted EBITDA (3)	$549	$451	$98	$—

Retained PTCs and ITCs	45	—	45	—
PTCs allocated to tax equity investors	39	—	39	—
Adjusted EBITDA with Tax Credits (3)	$633	$451	$182	$—
(1)Income tax impact of adjustments: 2024 - $5 million from MtM earnings and $(1) million from repowering for the three months ended March 31, 2024; 2023 - $(1) million from MtM earnings for the three months ended March 31, 2023.
(2)Adjusted Net Income is a non-GAAP financial measure and is presented after excluding MtM activities in Renewables and accelerated depreciation from the repowering of wind farms.
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
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Adjusted net income
Our adjusted net income increased by $93 million from $248 million for the three months ended March 31, 2023 to $341 million for the three months ended March 31, 2024. The increase is primarily due to a $73 million increase in Networks driven primarily by rate increases in New York effective October 12, 2023, a $33 million increase in Renewables primarily driven by favorable thermal and power trading due to higher average prices in the period primarily due to cold weather, offset by a $13 million decrease in Corporate mainly driven by higher interest expenses in the period.
The following tables reconcile Net Income attributable to Avangrid to Adjusted Net Income (non-GAAP), and EPS attributable to Avangrid to adjusted EPS (non-GAAP) for the three months ended March 31, 2024 and 2023, respectively:

	Three Months Ended
	March 31,
(Millions)	2024	2023
Networks	$268	$195
Renewables	95	49
Corporate (1)	(11)	1
Net Income	$351	$245
Adjustments:
Mark-to-market adjustments - Renewables (2)	(17)	4
Accelerated depreciation from repowering (3)	3	—
Income tax impact of adjustments	4	(1)
Adjusted Net Income (4)	$341	$248

	Three Months Ended
	March 31,
	2024	2023
Networks	$0.69	$0.51
Renewables	0.24	0.13
Corporate (1)	(0.03)	—
Net Income	$0.91	$0.63
Adjustments:
Mark-to-market adjustments - Renewables (2)	(0.05)	0.01
Accelerated depreciation from repowering (3)	0.01	—
Income tax impact of adjustments	0.01	—
Adjusted Earnings Per Share (4)	$0.88	$0.64
(1)Includes corporate and other non-regulated entities as well as intersegment eliminations.
(2)Mark-to-market earnings relates to earnings impacts from changes in the fair value of Renewables' derivative instruments associated with electricity and natural gas.
(3)Represents the amount of accelerated depreciation derived from the repowering of wind farms in Renewables.
(4)Adjusted Net Income and Adjusted Earnings Per Share are non-GAAP financial measures and are presented after excluding MtM activities in Renewables and accelerated depreciation from the repowering of wind farms.
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

We and our subsidiaries are required to comply with certain covenants in connection with our respective loan agreements. The covenants are standard and customary in financing agreements, and we and our subsidiaries were in compliance with such covenants as of and throughout the three months ended March 31, 2024.
Liquidity Position
We optimize our liquidity within the United States through a series of arms-length intercompany lending arrangements with our subsidiaries and among our regulated utilities to provide for lending of surplus cash to subsidiaries with liquidity needs, subject to the limitation that the regulated utilities may not lend to unregulated affiliates. These arrangements minimize overall short-term funding costs and maximize returns on the temporary cash investments of the subsidiaries. We have the capacity to borrow up to $3,575 million from the lenders committed to the Avangrid Credit Facility described below
The following table provides the components of our liquidity position as of March 31, 2024 and December 31, 2023, respectively:

	As of March 31,	As of December 31,
	2024	2023
	(in millions)
Cash and cash equivalents	$152	$91
Avangrid Credit Facility	3,575	3,575
Iberdrola Group Credit Facility	750	750
Less: borrowings	(2,364)	(1,332)
Total	$2,113	$3,084
Avangrid Commercial Paper Program
Avangrid has a commercial paper program with a limit of $2 billion that is backstopped by the Avangrid Credit Facility (described below). As of March 31, 2024 and April 23, 2024, there was $1,864 million and $1,883 million, respectively, of commercial paper outstanding, presented net of discounts on the balance sheet.
Avangrid Credit Facility
Avangrid and its subsidiaries, NYSEG, RG&E, CMP, UI, CNG, SCG and BGC, each of which are joint borrowers, have a revolving credit facility with a syndicate of banks, or the Avangrid Credit Facility, that provides for maximum borrowings of up to $3,575 million in the aggregate, which was executed on November 23, 2021.
Under the terms of the Avangrid Credit Facility, each joint borrower has a maximum borrowing entitlement, or sublimit, which can be periodically adjusted to address specific short-term capital funding needs, subject to the maximum limit contained in the agreement. On November 23, 2021, the executed Avangrid Credit Facility increased Avangrid's maximum sublimit from $1,500 million to $2,500 million. The Avangrid Credit Facility contains pricing that is sensitive to Avangrid’s consolidated greenhouse gas emissions intensity. The Credit Facility also contains negative covenants, including one that sets the ratio of maximum allowed consolidated debt to consolidated total capitalization at 0.65 to 1.00, for each borrower. Under the Avangrid Credit Facility, each of the borrowers will pay an annual facility fee that is dependent on their credit rating. The initial facility fees will range from 10 to 22.5 basis points. The maturity date for the Avangrid Credit Facility is November 22, 2026. On July 17, 2023, the Avangrid Credit Facility was amended and restated to, among other things, provide for the replacement of LIBOR-based rates with SOFR-based rates. As of both March 31, 2024 and April 23, 2024, we had $0 of borrowings outstanding under this credit facility.
Since the Avangrid credit facility is also a backstop to the Avangrid commercial paper program, the total amount available under the facility as of both March 31, 2024 and April 23, 2024 was $1,701 million and $1,682 million, respectively.
Iberdrola Group Credit Facility
On June 18, 2023, Avangrid's credit facility with Iberdrola Financiación, S.A.U., a subsidiary of Iberdrola, matured. The facility had a limit of $500 million. On July 19, 2023, we replaced this credit facility with an increased limit of $750 million and a maturity date of June 18, 2028. Avangrid pays a quarterly facility fee of 22.5 basis points (rate per annum) on the facility based on Avangrid’s current Moody’s and S&P ratings for senior unsecured long-term debt. As of March 31, 2024 and April 23, 2024, we had $500 million and $602 million borrowings outstanding under this credit facility, respectively.

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
We expect to incur approximately $2.8 billion in capital expenditures through the remainder of 2024. This estimate is subject to continuing review and actual capital expenditures may vary significantly. As a result, the timing and ultimate cost associated with solar panels and cells and related project capital expenditures may vary from our current expectations.
Cash Flows
Our cash flows depend on many factors, including general economic conditions, regulatory decisions, weather, commodity price movements and operating expense and capital spending control.
The following is a summary of the cash flows by activity for the three months ended March 31, 2024 and 2023, respectively:

	Three Months Ended
	March 31,
	2024	2023
	(in millions)
Net cash provided by operating activities	$153	$204
Net cash used in investing activities	(944)	(819)
Net cash provided by financing activities	852	618
Net increase in cash, cash equivalents and restricted cash	$61	$3
Operating Activities
The cash from operating activities for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 decreased by $51 million, primarily attributable to a net decrease in current assets and liabilities driven by timing of cash collections and cash disbursements during the period and higher interest payments in the current period.
Investing Activities
For the three months ended March 31, 2024, net cash used in investing activities was $944 million, which was comprised of $872 million of capital expenditures and $116 million of capital contributions to the offshore joint venture, partially offset by $40 million of contributions in aid of construction.
For the three months ended March 31, 2023, net cash used in investing activities was $819 million, which was comprised of $836 million of capital expenditures, partially offset by $19 million of contributions in aid of construction.
Financing Activities
For the three months ended March 31, 2024, financing activities provided $852 million in cash reflecting primarily a net increase in current notes payable of $1 billion, contribution from non-controlling interests of $53 million, offset by distributions to non-controlling interests of $39 million and dividends of $170 million in the period.
For the three months ended March 31, 2023, financing activities used $618 million in cash reflecting primarily a net increase in non-current debt and current notes payable of $718 million, contribution from non-controlling interests of $74 million, offset by distributions to non-controlling interests of $3 million and dividends of $170 million in the period.

Off-Balance Sheet Arrangements
There have been no material changes in our off-balance sheet arrangements during the three months ended March 31, 2024 as compared to those reported for the fiscal year ended December 31, 2023 in our Form 10-K.
Contractual Obligations
There have been no material changes in contractual and contingent obligations during the three months ended March 31, 2024 as compared to those reported for the fiscal year ended December 31, 2023 in our Form 10-K.
Critical Accounting Policies and Estimates
We have prepared the accompanying condensed consolidated financial statements provided herein in accordance with U.S. GAAP. In preparing the accompanying condensed consolidated financial statements, our management has made certain estimates and assumptions that affect the reported amounts of assets, liabilities, stockholders’ equity, revenues and expenses and the disclosures thereof. While we believe that these policies and estimates used are appropriate, actual future events can and often do result in outcomes that can be materially different from these estimates. As of March 31, 2024, the only notable changes to the significant accounting policies described in our Form 10-K for the fiscal year ended December 31, 2023, are with respect to our adoption of the new accounting pronouncements described in the Note 3 of our condensed consolidated financial statements for the three months ended March 31, 2024.
New Accounting Standards
We review new accounting standards to determine the expected financial effect, if any, that the adoption of each such standard will have. The new accounting pronouncements we have adopted as of January 1, 2024, and reflected in our condensed consolidated financial statements are described in Note 3 of our condensed consolidated financial statements for the three months ended March 31, 2024.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains a number of forward-looking statements. Forward-looking statements may be identified by the use of forward-looking terms such as “may,” “will,” “should,” “would,” “could,” “can,” “expect(s),” “believe(s),” “anticipate(s),” “intend(s),” “plan(s),” “estimate(s),” “project(s),” “assume(s),” “guide(s),” “target(s),” “forecast(s),” “are (is) confident that” and “seek(s)” or the negative of such terms or other variations on such terms or comparable terminology. Such forward-looking statements include, but are not limited to, statements about our plans, objectives and intentions, outlooks or expectations for earnings, revenues, expenses or other future financial or business performance, strategies or expectations, or the impact of legal or regulatory matters on business, results of operations or financial condition of the business and other statements that are not historical facts. Such statements are based upon the current reasonable beliefs, expectations, and assumptions of our management and are subject to significant risks and uncertainties that could cause actual outcomes and results to differ materially. Important factors are discussed and should be reviewed in our Form 10-K and other subsequent filings with the SEC. Specifically, forward-looking statements include, without limitation:
•any statements regarding the proposed transaction with Iberdrola including the expected timetable for the Committee’s review, evaluation, negotiation and recommendation to the board regarding the proposed transaction, the expected timetable or ability to complete the proposed transaction, or the expected benefits of the proposed transaction;
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our market risk during the three months ended March 31, 2024, as compared to those reported for the fiscal year ended December 31, 2023 in our Form 10-K.
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
Item 1A. Risk Factors
Shareholders and prospective investors should carefully consider the risk factors disclosed in our Form 10-K for the fiscal year ended December 31, 2023. The only significant change to our risk factors relates to the following item:
Risk Factors Relating to Ownership of Our Common Stock
There is no assurance that Iberdrola, S.A.’s expression of interest will result in a definitive transaction and, the absence of such, changes to the proposal, and commencement of related litigation may have an adverse impact on the market price of our common stock
On March 6, 2024, the Unaffiliated Committee, or the Committee, of the Board of Directors, or the Board, of Avangrid received a non-binding proposal from Iberdrola, S.A., or Iberdrola, to acquire all of the issued and outstanding shares of common stock of Avangrid not owned by Iberdrola or its affiliates for $34.25 in cash per share (the Non-Binding Proposal). Iberdrola owns approximately 81.6% of Avangrid’s issued and outstanding shares of common stock. The public announcement of the receipt of the Non-Binding Proposal affected the price of Avangrid’s shares of common stock.
On March 6, 2024, the Board met and determined that the Committee will review, evaluate, negotiate, and approve or disapprove the Non-Binding Proposal, advised by independent legal and financial advisers, as well as any other alternative proposals or other strategic alternatives that may be available to Avangrid. The consummation of the proposed transaction in the Non-Binding Proposal is conditioned upon the approval of the proposed transaction by the Committee and by the Avangrid shareholders that hold in the aggregate a majority of the outstanding shares of common stock that are not held by Iberdrola, S.A. and its affiliates.
The Committee is currently exploring strategic alternatives, including whether to continue as a public, independent company or as a privately held company, given Iberdrola’s indication in the Non-Binding Proposal that Iberdrola does not intend to sell any shares of Avangrid common stock it owns. No decision has yet been made with respect to Avangrid’s response to the Non-Binding Proposal or any alternatives thereto. The Board cautions that it has only received a Non-Binding Proposal, which does not constitute an offer or proposal capable of acceptance and may be withdrawn at any time and in any manner. There can be no assurance that any definitive offer will be made, that any agreement will be executed, or that the transaction proposed in the Non-Binding Proposal, or any other transaction, will be approved or completed. The absence of a definite offer to acquire Avangrid’s common shares, or changes in the Non-Binding Proposal, as well as the commencement of litigation regarding the Non-Binding Proposal, would likely have an adverse effect on the market price of Avangrid’s shares of common stock.
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

Avangrid, Inc.

Date: April 24, 2024	By:	/s/ Pedro Azagra Blázquez
Pedro Azagra Blázquez
Director and Chief Executive Officer

Date: April 24, 2024	By:	/s/ Justin B. Lagasse
Justin B. Lagasse
Senior Vice President - Chief Financial Officer and Controller