Form 10-K/A
period 2023-12-31
Avangrid, Inc.
filed 2024-04-26
CIK 1634997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-K/A
(Amendment No. 1)

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
Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based
compensation received by any of the registrant’s executive officers during the relevant period pursuant to
§240.10D-1(b).
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
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the documents listed below have been incorporated by reference into the indicated parts of the Annual Report on Form
10-K,
originally filed on February 22, 2024, as specified in the responses to the item numbers involved.

EXPLANATORY NOTE
Unless the context indicates otherwise, references in this Annual Report on
Form
10-K
to “Avangrid,” the “Company,” “we,” “our,” and “us” refer to Avangrid, Inc. and its consolidated subsidiaries.
On February 22, 2024, the Company filed its Annual Report on Form 10-K for the fis cal year ended
December 31, 2023 (the Original Form
10-K).
Certain Part III information was omitted from the Original Form
10-K
in reliance on General Instruction G(3) to Form
10-K.
General Instruction G(3) to Form
10-K
provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the Securities and Exchange Commission, or the SEC, not later than 120 days after the end of the fiscal year.
In accordance with Rule
12b-15
under the Securities Exchange Act of 1934, as amended, or the Exchange Act, Items 10 through 14 of Part III of the Original Filing are hereby amended and restated in their entirety. In addition, pursuant to Rule
12b-15
under the Exchange Act, the Company is including Item 15 of Part IV with this Amendment, solely to file the certifications required under Section 302 of the
Sarbanes-Oxley
Act of 2002.
No other amendments are being made hereby to the Original Form
10-K.
Exc
ept
as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form
10-K
with the SEC on February 22, 2024, and no attempt has been made in this Amendment to modify or update or other disclosures as presented in the Original Form
10-K.

1

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information about our Board of Directors

Set forth below are the members of our Board of Directors as of the date of this Form 10-K/A:

Name	Age	Position	In Current Position Since
Ignacio S. Galán	73	Board Chair	2014
John Baldacci	69	Board Vice Chair	2014
Pedro Azagra Blázquez	55	Chief Executive Officer	2019
Daniel Alcain Lopéz	50	Director	2020
María Fátima Báñez García	57	Director	2022
Robert Duffy	69	Director	2019
Patricia Jacobs	60	Director	2019
Teresa Herbert	62	Director	2019
John Lahey	77	Director	2015
Agustín Delgado Martín	52	Director	2022
Santiago Martínez Garrido	55	Director	2015
José Sáinz Armada	64	Director	2014
Alan Solomont	75	Director	2014
Camille Joseph Varlack	48	Director	2022

Below is biographical and other information about each of our directors as of the date of this Form 10-K/A.

Ignacio S. Galán. Mr. Galán served as Chairman and Chief Executive Officer of Iberdrola, S.A. from 2006 until October 2022, when he was appointed Executive Chairman of the Board of Directors of Iberdrola, S.A. Mr. Galán has also served as the Chairman of the Board of Directors of Scottish Power Ltd., an energy company in the United Kingdom (“Scottish Power”), since 2007, and as Chairman of the Board of Directors of Neoenergia, S.A., a Brazilian subsidiary of Iberdrola listed on the Sao Paulo Stock Exchange (“Neoenergia”), since 2017, each subsidiaries of Iberdrola, S.A. Mr. Galán holds honorary degrees from the Universities of Salamanca, Edinburgh and Strathclyde (Glasgow). Mr. Galán graduated as an industrial engineer from the Engineering School (ICAI) of Universidad Pontificia Comillas (Madrid). He also has a degree in Business Administration and Foreign Trade from ICADE of Universidad Pontificia Comillas and in General Corporate Management and Foreign Trade from Escuela de Organizacion Industrial in Madrid. In 2023, Mr. Galán was included on the TIME100 Climate List of the 100 most influential leaders driving business climate change.

Among other qualifications, Mr. Galán brings to the board executive leadership experience in the energy industry, including his service as executive chairman and former service as chief executive officer of a large international public company, along with extensive expertise in sustainable development, risk management, government regulatory and strategic planning, and leadership of complex organizations in the global business environment.

John Baldacci. Mr. Baldacci served as Senior Advisor for Economic Development & Government Relations at Pierce Atwood LLP from 2012 until May 2021. Mr. Baldacci served as the 73rd Governor of the State of Maine from 2003 until 2011. He previously served as Director of the U.S. Department of Defense’s Military Health Care Reform Initiative from 2011 to 2012, and U.S. Representative for Maine’s 2nd Congressional District from 1995 to 2003. Mr. Baldacci earned a B.A. in History from the University of Maine at Orono.

Among other qualifications, Mr. Baldacci brings senior leadership experience to the board, including his service as the Governor of the State of Maine, along with extensive experience in economic development and government relations.

Pedro Azagra Blázquez. Mr. Azagra Blázquez has served as Chief Executive Officer of Avangrid since May 2022, and previously served as the Chief Development Officer of Iberdrola from 2008 until his appointment as Avangrid Chief Executive Officer. Prior to his appointment as Chief Development Officer, Mr. Azagra Blázquez served as Iberdrola’s Director of Strategy. He has also served as Professor of Corporate Finance and Mergers and Acquisitions at Universidad Pontificia de Comillas, in Madrid, Spain since 1998. Mr. Azagra Blázquez formerly served on the Board of Directors of Siemens Gamesa Renewable Energy, S.A. He earned a business degree and a law degree from Universidad Pontificia de Comillas and an M.B.A. from the University of Chicago. Mr. Azagra Blázquez has served as a member of the Company’s Board since 2019 and previously served as a member of the Board from 2014 until 2018. In addition, Mr. Azagra Blázquez serves as a member of the board of directors of Neoenergia, S.A., a member of the Iberdrola group of companies listed on the Sao Paulo Stock Exchange.

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

María Fátima Báñez García. Ms. Báñez García is a business consultant and advisor and most recently served as an independent member of the Board of Directors and Audit Committee of Iberdrola México, S.A. de C.V., a member of the Iberdrola group of companies, from September 2020 until June 2022. She previously served as Minister for Employment and Social Security of the Government of Spain from 2011 to 2018, Acting Minister for Health, Social Services and Equality during 2016, a Member of the Parliament in representation of Huelva in the Congress of Deputies (Spanish lower house of the Spanish legislative branch) from 2009 to 2019, and President of the Foreign Commission of the Congress of Deputies from 2018 to 2019. Ms. Báñez García has a Law and Business Degree from Universidad Pontificia de Comillas – ICADE and graduate studies from Harvard University.

Among other qualifications, Ms. Báñez García brings to the board executive leadership experience including her experience as Minister for Employment and Social Security of the Government of Spain, along with a global business perspective and experience in government relations, economic development, public policy, and human capital management.

Daniel Alcain Lopéz. Mr. Alcain Lopéz has served as Director of Group Administration and Control of Iberdrola, S.A. since 2020, and from 2018 to 2020 served as Director of Group Risk Management of Iberdrola, S.A. Previously, Mr. Alcain Lopéz served as Senior Vice President – Controller of Avangrid from December 2015 until April 2018. Mr. Alcain Lopéz served as Chief Financial Officer of Scottish Power, from April 2012 until December 2015, and Iberdrola USA, Inc., from December 2009 until March 2012. Mr. Alcain Lopéz joined the Iberdrola group in 2001 and worked for four years in Latin America within the Control area. He holds two degrees in Economy and Law from the University of Valladolid.

Among other qualifications, Mr. Alcain Lopéz brings to the board executive leadership experience and extensive financial and accounting expertise, experience in strategic planning and risk management of complex organizations, and a global business perspective from his service as a senior executive at a large international public company.

Robert Duffy. Mr. Duffy has served as President and Chief Executive Officer of the Greater Rochester Chamber of Commerce since January 1, 2015. Prior to working for Rochester Business Alliance, Mr. Duffy served as Lieutenant Governor in New York in Governor Andrew Cuomo’s administration from January 2011 to December 2014. Mr. Duffy previously served as Rochester mayor from January 2006 to January 2011 and as Rochester police chief from March 1998 to April 2005, when he resigned his post to run for mayor. He joined the Rochester Police Department in November 1976. Mr. Duffy holds two degrees from Monroe Community College, a Bachelor of Science degree from Rochester Institute of Technology, and Master of Arts degree from the Maxwell School of Citizenship and Public Affairs at Syracuse University.

Among other qualifications, Mr. Duffy brings to the board senior leadership experience, including his service as the Lieutenant Governor of New York, along with extensive experience in government relations, economic development, public policy, and risk management.

Teresa Herbert. Ms. Herbert has served on the Board of Directors from 2016 to 2022, and as President of Independence Holding Company, a publicly traded company on the NYSE, from July 2021 until the company merged in February 2022. She previously served as Chief Financial Officer from 2016 until her appointment as President. Ms. Herbert previously served on the Board of Directors and as Chief Financial Officer of American Independence Corp., a public company traded on the NASDAQ, until the company was acquired in 2016. Ms. Herbert is a Certified Public Accountant (inactive) and received a Bachelor of Science degree in Accounting from Rutgers University.

Among other qualifications, Ms. Herbert brings to the board senior leadership experience, financial and accounting expertise as the Chief Financial Officer of a public company and experience in corporate strategy, risk management, government regulatory, and strategic planning.

Patricia Jacobs. Ms. Jacobs served as the President of AT&T’s Northern Region, a position she held from March 2020 until her retirement in November 2022. Ms. Jacobs previously served as President of AT&T New England from January 2012 to March 2020. Ms. Jacobs held numerous leadership positions at AT&T including Regional Vice President for International Affairs and Regional Vice President for Federal Affairs. Prior to joining AT&T, Ms. Jacobs served as an aide to Congressman Edward J. Markey (D-MA) and as a member of the staff of the Massachusetts Senate’s Commerce and Labor Committee. Ms. Jacobs holds a B.A. from the University of Texas at Austin and an M.A. and Ph.D. in Political Science from Boston College.

Among other qualifications, Ms. Jacobs brings to the board executive leadership experience, including her service as an executive at a global telecommunications business, along with strategic decision-making, risk management, regulatory and public policy expertise.

John Lahey. Mr. Lahey currently serves as President Emeritus and Professor of Philosophy of Quinnipiac University in Hamden, Connecticut, a private, coeducational university and served as the President of Quinnipiac University for 31 years. Mr. Lahey previously served on the Board of Directors of UIL Holdings Corporation (which we acquired in 2015) from 1994 to 2015, and as its Non-Executive Chair from 2010 until 2015, and as a member of the Board of Directors of Independence Holding Company from 2006 until February 2022. Mr. Lahey holds Bachelor’s and Master’s degrees from the University of Dayton, a Master’s degree from Columbia University and a Ph.D. from the University of Miami.

Among other qualifications, Mr. Lahey brings to the board executive leadership experience, including his service as the former President of a prestigious coeducational university, along with strategic decision-making, communications, government regulatory, and financial experience through his service on other public company boards.

Agustín Delgado Martín. Mr. Delgado Martín has served as Director of Innovation and Sustainability of Iberdrola, S.A. (“Iberdrola”) since 2010. He previously served as Director of Innovation from 2006 to 2010. Mr. Delgado Martín serves as a member of the Energy Transitions Commission, a global coalition of leaders from across the energy landscape committed to achieving net zero emissions by mid-century, a member of the advisory board of the Global Alliance for Sustainable Energy, a member of the advisory board of REDS, the Spanish Network for Sustainable Development and part of the United Nation’s Sustainable Development Solutions Network, a member of the advisory board of Massachusetts Institute of Technology’s Future Energy Systems Center, and co-director of the Iberdrola Chair SDG-2030 Agenda at the Polytechnic University of Madrid. Mr. Delgado Martín previously served as a member of the Board of Directors of Siemens Gamesa Renewable Energy, S.A. Mr. Delgado Martín has an industrial engineering degree from the Escuela Técnica Superior de Ingeniería (ICAI) of the Universidad Pontificia Comillas in Madrid and a doctorate in Engineering from the National Distance Education University.

Santiago Martínez Garrido. Mr. Martínez Garrido has served as the Head of Legal Services for Iberdrola, S.A. since 2016, as General Secretary of Iberdrola, S.A. since July 2021 and as Secretary of the Iberdrola, S.A. Board of Directors from January 1, 2023. He previously served as the Deputy Secretary of the Iberdrola, S.A. Board of Directors from 2015 until January 1, 2023. Mr. Martínez Garrido has also served as a member of the board of Neoenergia since 2014 and as a Director of Elecktro Holdings, S.A. from 2012 to 2018. Previously, he served as Head of Corporate Legal Services of Iberdrola, S.A., Secretary of the Board of Directors of Iberdrola Renovables, S.A., Secretary of the Board of Directors of Iberdrola España, S.A.U. and Secretary of the Board of Directors of Fundación Iberdrola, the charitable foundation of Iberdrola, S.A. Before joining Iberdrola, S.A., Mr. Martínez Garrido served as Chief of Staff of the Minister of Justice of Spain and of the Justice Secretary of State of Spain from 2000 to 2004. Mr. Martínez Garrido has served as the Secretary of the Board of Trustees of the Royal Academy of Jurisprudence and Legislation in Madrid since 2014. Mr. Martínez Garrido is a State Lawyer and has a degree in Law from Universidad Complutense in Madrid, a degree in Business Studies from Colegio Universitario San Pablo in Madrid and a PhD from Universidad Autónoma de Barcelona.

Among other qualifications, Mr. Martínez Garrido brings to the board executive leadership experience and extensive legal expertise in the energy industry, along with a global business perspective from his service as a senior executive at a large international public company.

José Sáinz Armada. Mr. Sáinz Armada has been the Chief Financial, Control and Development Officer of Iberdrola, S.A. since 2022. Mr. Sáinz Armada served as the Chief Financial and Resource Officer from 2015 until 2022 and as the Chief Financial Officer from 2004 to 2015. Before joining Iberdrola, S.A., Mr. Sáinz Armada started his professional career at JP Morgan. He then held various positions at Argentaria Bolsa, Banco de Negocios Argentaria, Argentaria where he was Chief Financial Officer and Banco Bilbao Vizcaya Argentaria, S.A. (BBVA) where he was Head of Asset Management Division (including business and insurance companies). Mr. Sáinz Armada earned a degree in Law and Business Administration from the Catholic Institute of Business Administration from the Universidad Pontificia de Comillas Madrid and an M.B.A. from INSEAD in Fontainebleau, France.

Among other qualifications, Mr. Sáinz Armada brings to the board financial and accounting expertise as the Chief Financial Control and Development Officer of a large international public company and experience in corporate strategy, risk management, and strategic planning of complex organizations from his service as a senior executive at a large international public company.

Alan Solomont. Ambassador Solomont is Dean Emeritus of the Jonathan M. Tisch College of Civic Life at Tufts University and served as Dean from January 2014 until July 2021. He is the Chairman of the Board of Directors of the Spain-U.S. Chamber of Commerce, a volunteer position he has held since 2013. He previously served as United States Ambassador to Spain and Andorra from 2009 to 2013. Prior to his posting in Madrid, he was a member of the bipartisan Board of Directors of the Corporation for National and Community Service beginning in 2000, and he was elected chair in 2009. For many years, Ambassador Solomont was in the healthcare business. He built and operated an eldercare company which he sold in 1996. Following that, he managed an angel healthcare investing group for ten years. Ambassador Solomont has a B.A. in Political Science and Urban Studies from Tufts University and a B.S. in Nursing from the University of Massachusetts Lowell.

Among other qualifications, Ambassador Solomont brings to the board extensive experience in the nonprofit sector, government relations, and strategic decision-making and financial experience through his service as Ambassador to Spain and Andorra and as a dean of a major United States university.

Camille Joseph Varlack. Ms. Varlack has served as the Chief of Staff of the 110th Mayor of the City of New York since November 2022. She previously served as the founding partner and the Chief Operating Officer of Bradford Edwards & Varlack, LLP, a complex civil and commercial litigation firm based in New York, New York, from September 2020 until December 2023. She previously served as Chief Operating Officer and Deputy General Counsel of Pierce Bainbridge LLP, a national civil litigation firm, from April 2019 to August 2020, as a member of the New York State COVID-19 Task Force from March 2020 to June 2020, in the New York State Executive Chamber as Deputy Director of State Operations from March 2018 to April 2019 and as the Chief Risk Officer and Special Counsel from July 2017 to April 2019. From May 2015 to August 2017, she served as Special Counsel to the Superintendent for Ethics, Risk and Compliance for the New York State Department of Financial Services. Ms. Varlack has a J.D. from Brooklyn Law School and a B.A. from the State University of New York at Buffalo and is admitted to the Bar of the State of New York.

Among other qualifications, Ms. Varlack brings over 18 years of hands-on experience in public and private sector legal and operational leadership to the board including extensive experience in risk management, government relations, ethics and compliance, cybersecurity and human capital management.

Information about our Executive Officers

Set forth below are the names of our executive officers as of the date of this Form 10-K/A and a brief account of the business experience during the past five years of each such executive officer:

Name	Age (1)	Title
Pedro Azagra Blázquez	55	Chief Executive Officer
Justin B. Lagasse	36	Senior Vice President – Chief Financial Officer and Controller
Jose Antonio Miranda Soto	52	President and Chief Executive Officer of Renewables
R. Scott Mahoney	58	Senior Vice President – General Counsel and Corporate Secretary
Catherine Stempien	54	President and Chief Executive Officer of Networks

(1)	Age as of December 31, 2023.

The biography for Pedro Azagra Blázquez appears above.

Justin B. Lagasse. Mr. Lagasse was appointed Senior Vice President – Chief Financial Officer and Controller on February 15, 2024. Mr. Lagasse had previously served as Senior Vice President – Controller from July 2023 and Interim Chief Financial Officer from November 2023. He is responsible for all aspects of accounting, financial reporting, business performance, long-term planning, and administration for Avangrid and its two lines of business, Networks and Renewables. Prior to this role, Mr. Lagasse most recently served as Vice President, Chief Accounting Officer and was responsible for corporate accounting, consolidations and reporting, technical accounting, and internal controls. Before joining Avangrid, Mr. Lagasse served as Assurance Director at BDO, LLP in Southern California and Assurance Senior at a regional accounting firm in Maine. Mr. Lagasse holds a bachelor’s degree in accounting and master’s degree of business administration from Thomas College and holds an active Certified Public Accountant license in Maine.

Jose Antonio Miranda Soto. Mr. Miranda Soto was appointed as Co-Chief Executive Officer and President-Onshore of Renewables on October 12, 2021, responsible for leading the growth and development of the company’s onshore wind and solar pipeline in the United States. On October 12, 2022, Mr. Miranda Soto became the sole President and Chief Executive Officer of Renewables. Prior to joining Avangrid, he served as Chief Executive Officer of Onshore in the Americas region for Siemens Gamesa and Chairman of its boards in the US, Mexico and Brazil. He also served as Secretary of the Board and Executive Committee member of the American Wind Energy Association (AWEA). Prior to his fourteen-year tenure at Siemens Gamesa, where he held roles in Europe, Asia and the Americas, he held a variety of roles over a ten-year period at the multinational engineering firm, ABB. Mr. Miranda Soto holds a Master of Business Administration ICADE (Universidad Pontificia de Comillas, Madrid, Spain) and a Master’s degree in Industrial Engineering from the Superior Technical Institute of Industrial Engineers of Gijón (Oviedo University, Spain).

R. Scott Mahoney. Mr. Mahoney was appointed Senior Vice President – General Counsel of Avangrid on December 17, 2015. He was appointed Secretary of Avangrid on January 27, 2016, and previously served as Vice President-General Counsel and Secretary of Networks. From January 2007 to June 2012, Mr. Mahoney served as Deputy General Counsel and Chief FERC Compliance Officer for Avangrid and served in legal and senior executive positions at Avangrid subsidiaries from October 1996 until January 2007. Mr. Mahoney also serves on the board of directors of the Gulf of Maine Research Institute. Mr. Mahoney earned a B.A. from St. Lawrence University, a J.D. from the University of Maine, a master’s degree in environmental law from the Vermont Law School, and a postgraduate diploma in business administration from the University of Warwick. He has received bar admission to the State of Maine, the State of New York, the U.S. Court of Appeals, the U.S. District Court and the U.S. Court of Military Appeals and is a State of Connecticut Authorized House Counsel.

Catherine Stempien. Ms. Stempien was appointed President and Chief Executive Officer of Networks on March 15, 2021. Prior to joining Avangrid, Ms. Stempien served in various roles for Duke Energy Corporation, a publicly-traded energy company, including as the President of Duke Energy Florida, as Senior Vice President of Corporate Development with responsibility for Duke Energy’s corporate development activities, and as Vice President Legal for Duke Energy. Ms. Stempien has more than 25 years of legal and financial experience, predominantly in the energy and telecommunications fields. Ms. Stempien previously served as Associate General Counsel for Cinergy Corp., Senior Attorney for AT&T Corporation and AT&T Broadband, and Associate with Covington & Burling LLP. Ms. Stempien earned a Juris Doctor degree, magna cum laude, from Boston University School of Law and a Bachelor of Arts degree in government from Dartmouth College. She also completed a joint Dartmouth/London School of Economics program in comparative political studies and participated in the Advanced Management Program at Harvard Business School. She is a member of the Bar in the District of Columbia, Colorado, the U.S. Supreme Court, and the U.S. Court of Appeals for the Third Circuit.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Committees of the Board of Directors

The board has established five standing committees—an audit committee, compensation and nominating committee, governance and sustainability committee, executive committee, and unaffiliated committee. The board also has established an ad hoc special committee. The committees each operate under a written charter adopted by the board in accordance with applicable rules of the NYSE and the SEC, which are available on the company’s website at www.avangrid.com.

Audit Committee

The members of our audit committee are Alan Solomont, Teresa Herbert and Camille Joseph Varlack. Alan Solomont serves as the chairperson of the audit committee. Under the NYSE listing rules and applicable SEC rules, the audit committee is required to have at least three members. All current members of the audit committee meet the requirements for financial literacy under the applicable rules and regulations of the NYSE. In addition, the board has determined that Ms. Herbert is an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K under the Securities Act of 1933 and has the requisite accounting or related financial management expertise as set forth in the NYSE corporate governance rules.

Compensation and Nominating Committee Interlocks and Insider Participation

Messrs. Lahey and Sáinz Armada and Ms. Jacobs deliberated on executive compensation matters in their capacity as members of the compensation and nominating committee during 2023. None of these directors is, or has ever been, an officer or employee of Avangrid or any of our subsidiaries. In addition, during the last fiscal year, none of our executive officers served as a member of the board of directors or the compensation committee of any other entity that has one or more executive officers serving on our board.

Code of Business Conduct and Ethics

Avangrid has a code of business conduct and ethics that applies to all employees, officers and directors, including Avangrid’s principal executive officer, principal financial officer, principal accounting officer, directors, and other senior financial officers. The code is intended to provide guidance to employees, management, and the board regarding compliance with laws and to promote ethical behavior. Any amendment to the code, or any waivers of its requirements, will be disclosed if required on the company’s website at www.avangrid.com.

Item 11. Executive Compensation.

Compensation and Nominating Committee Report

The compensation and nominating committee has reviewed and discussed with management the disclosures contained in the following “Compensation Discussion and Analysis.” Based on this review and discussion, such committee recommended to the board that the section entitled “Compensation Discussion and Analysis” be included in this Annual Report and incorporated by reference into the Annual Report on Form 10-K for the year ended December 31, 2023. This compensation and nominating committee report shall not be deemed to be incorporated by reference into any filing made by the company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, notwithstanding any general statement contained in any such filing incorporating this Annual Report by reference, except to the extent the company incorporates such Report by specific reference.

Members of the Compensation and Nominating Committee

•	John Lahey (Chair)

•	Patricia Jacobs

•	José Sáinz Armada

Compensation Discussion and Analysis

As a purpose-driven organization, we believe sustainable growth requires a diverse and inclusive workplace built on individual accountability and commitment to serving others. We are continuing to invest in initiatives that unleash individual potential, value and reward performance, champion well-being, and foster meaningful connections between each other and the communities we serve. The 2023 compensation of our named executive officers (“NEOs”) appropriately reflects and rewards their significant contributions to Avangrid’s strong performance in a year that presented unique and nuanced challenges for our executive team to manage. This Compensation Discussion and Analysis explains the guiding principles and practices upon which our executive compensation program is based, and the compensation paid to our NEOs for their fiscal year 2023 service:

•	Pedro Azagra Blázquez, Chief Executive Officer of Avangrid.

•

Justin Lagasse, Senior Vice President - Controller and Chief Financial Officer of Avangrid. Mr. Lagasse was appointed Interim Controller on July 7, 2023, and Senior Vice President – Controller on July 18, 2023. On November 24, 2023, Mr. Lagasse was appointed Interim Chief Financial Officer. On February 15, 2024, he was appointed Senior Vice President – Chief Financial Officer and Controller.

•	Catherine Stempien, President and Chief Executive Officer of Avangrid Networks, Inc. (“Networks”).

•	R. Scott Mahoney, Senior Vice President - General Counsel and Corporate Secretary.

•	Jose Antonio Miranda Soto, President and Chief Executive Officer of Avangrid Renewables, LLC (“Renewables”).

•

Patricia Cosgel, former Senior Vice President - Chief Financial Officer of Avangrid. Ms. Cosgel retired from her position as Senior Vice President - Chief Financial Officer effective November 24, 2023.

This section should be read in conjunction with the compensation tables below, which provide a detailed view of the compensation paid to our NEOs in 2023.

2023 Compensation Program Overview

Our executive compensation program is designed to effectively reward performance, while reflecting the responsibilities of our executive officers. Our compensation philosophy is to offer compensation that makes it possible to attract, retain, and motivate highly talented professionals in a way that aligns our business strategy with our sustainability stewardship goals, without motivating or rewarding excessive risk-taking. The key elements of our program are base salary, annual cash incentives, and long-term equity incentives. We target a compensation mix for our executive officers that is weighted heavily towards variable compensation, including short-term cash incentives and long-term equity incentives, to align executive compensation with company performance and shareholder interests.

Compensation Practices

The table below highlights certain of our executive compensation practices, including practices we have implemented that drive performance as well as those not implemented because we do not believe they would serve our shareholders’ interests.

Independent compensation consultant	The compensation and nominating committee uses an independent compensation consultant.

Annual compensation risk assessment	The compensation and nominating committee conducts an annual risk assessment of our compensation program.

Anti-Hedging and anti-pledging	We prohibit short sales, transactions in derivatives of Avangrid securities, including hedging transactions, and pledging of Avangrid shares.

Stock ownership guidelines & equity retention	Our board adopted stock ownership guidelines of five times base salary for the Chief Executive Officer and three times base salary for our other NEOs and an equity award retention requirement of 50% of net shares until ownership guidelines are met.

Clawback policy	Our board has adopted a clawback policy that requires repayment to Avangrid of certain cash and equity compensation that may be paid in the event of certain acts of misconduct in connection with our financial statements.

No repricing	While there are no stock options outstanding and we do not intend to issue stock options, if they are issued in the future, all stock option exercise prices will be set equal to the grant date market price and may not be repriced without shareholder approval.

Engage on executive compensation matters	We engage our shareholders in open dialogue regarding our compensation program and the compensation and nominating committee considers the results of the “say-on-pay” vote when designing our compensation program.

No single trigger change of control agreements	Neither our employment agreements nor our change of control agreements provide for single trigger termination rights.

No excessive perquisites	We do not provide excessive perquisites.

No excise tax gross-ups	We have no excise tax gross-up provisions in change of control arrangements or executive compensation plans.

2023 “Say-on-Pay” Advisory Vote on Executive Compensation

At our 2023 annual meeting, our shareholders voted approximately 99% (represented by 367,153,942 votes) in favor of approving the compensation of our NEOs. The board of directors and the compensation and nomination committee have each considered these results in determining compensation policies and decisions and have concluded that the compensation paid to our NEOs and the company’s overall pay practices are strongly supported by our shareholders.

Our Compensation Program Objectives and Guiding Principles

Our executive compensation philosophy is to offer compensation that makes it possible to attract, retain, and motivate highly-talented professionals, in order to enable us to attain our strategic objectives and sustainability commitments within the increasingly competitive context in which we operate. The following principles guide the company’s compensation decisions:

•

Recruitment, Retention, and Motivation of Key Leadership Talent. We ensure that our compensation, in terms of structure and total amount, is competitive with that of comparable entities. We review market data to obtain a general understanding of current compensation practices to ensure that compensation offered to our executive officers is reasonably market competitive.

•

Pay for Performance. A significant portion of compensation for our executive officers is linked to the achievement of specific, pre-established, and quantifiable objectives in line with our strategic goals.

•

Emphasis on Performance over Time. The compensation program for our executive officers is designed to mitigate excessive short-term decision making and risk taking, while encouraging the attainment of strategic goals through the inclusion of long-term incentives.

We regularly review our compensation practices and policies and periodically modify our compensation programs in light of evolving best practices, competitive positions, and changing regulatory requirements. The compensation and nominating committee works to ensure that the design of our executive compensation program is focused on long-term shareholder value creation, emphasizes pay for performance, and does not encourage imprudent short-term risks. The compensation and nominating committee uses the “say-on-pay” vote as a guidepost for shareholder sentiment, along with continued shareholder outreach, and believes it is critical to maintain and continually develop our compensation program to promote ongoing shareholder engagement, communication, and transparency.

Compensation-Setting Process

The following parties are responsible for the development and oversight of our executive compensation program:

Role of the Compensation and Nominating Committee

The compensation and nominating committee reviews and recommends to the board the compensation of Avangrid’s executive officers and acts as the administering committee for Avangrid’s equity compensation plans. Each year, the compensation and nominating committee conducts an evaluation of Avangrid’s executive compensation program to determine if any changes would be appropriate. In making this analysis, the compensation and nominating committee may consult with its independent compensation consultant and management, as described below; however, the compensation and nominating committee uses its own judgment in making recommendations to the board, which then makes the final decisions regarding the compensation paid to our executive officers. To the extent the board and compensation and nominating committee deem appropriate, executive compensation matters relating to or governed by Rule 16b-3 of the Exchange Act are delegated to a subcommittee of the compensation and nominating committee comprised entirely of two or more directors who qualify as “non-employee directors” within the meaning of Rule 16b-3 of the Exchange Act. Role of the Independent Compensation Consultant

The compensation and nominating committee retained the Human Capital Solutions practice, a division of Aon plc (“Human Capital Solutions”), to serve as its compensation consultant in 2023 to provide counsel and advice on executive and non-employee director compensation matters. Human Capital Solutions provided the compensation and nominating committee and the company’s management information about peer groups against which performance and pay should be examined, financial metrics to be used to assess the company’s relative performance, competitive long-term incentive practices in the marketplace, and compensation levels relative to market practice. To ensure that Human Capital Solution’s consulting services remain independent and objective: (i) at least annually, the compensation and nominating committee conducts a review of its performance and independence; and (ii) Human Capital Solution’s fees are not linked to the size of the company’s executive compensation. The compensation and nominating committee has reviewed the independence of Human Capital Solutions, including the “independence” factors contained in Section 303A.05 of the NYSE Listed Company Manual and SEC rules, and determined that Human Capital Solutions is independent and the services provided by Human Capital Solutions do not raise any conflicts of interest. Human Capital Solutions received approximately $102,000 in fees for services performed in 2023 related to benchmarking or recommending the amount or form of executive and non-employee director compensation. Separately, management engaged Aon plc to perform unrelated services and Aon plc was paid approximately $398,000 for services performed in 2023, which included compensation analysis and other consulting services unrelated to executive and non-employee director compensation matters. The compensation and nominating committee was informed about these services, but its formal approval was not requested.

Role of the CEO and Other Executive Officers

The Chief Executive Officer and the Chief Human Resources Officer made recommendations regarding compensation of the executive officers (other than for the Chief Executive Officer) based on competitive market data, internal pay equity, responsibilities, and performance. The compensation and nominating committee reviewed, and made recommendations to the board, which made all final determinations regarding executive officer compensation, including salary, bonus targets, and related performance goals with respect to 2023 compensation. The executive officers, including the NEOs, do not propose or seek approval for their own compensation.

Role of Peer Companies and Other Benchmarking

Our board believes that market data is essential to determining compensation targets and actual awards for executives in an effort to attract and retain highly talented executives. Market data is used to assess the competitiveness of the company’s compensation packages relative to similar companies and to ensure the company’s compensation program is consistent with its compensation philosophy, but the board does not target direct compensation at any particular market percentile. As part of its review of the executive compensation program, the compensation and nominating committee engaged Human Capital Solutions in 2023 to conduct a market compensation analysis for our executive officers, including the NEOs, utilizing proprietary survey data and a group of 16 publicly-traded utility and energy companies based on fiscal year-end revenues, market capitalization, positive total shareholder return performance, and comparable business focus (the “2023 Peer Group”). Each year, the compensation and nominating committee evaluates and, if appropriate, updates the composition of the peer group. Changes to the peer group are carefully considered and made infrequently to assure continuity from year to year. For 2023, the compensation and nominating committee reviewed and determined that the 2023 Peer Group should be reduced in size from 21 to 16 publicly-traded utilities and energy companies. In particular, American Electric Power Company, Inc., Dominion Energy, Inc., and Sempra were excluded from the 2023 Peer Group based on an assessment of market capitalization and Pinnacle West Capital Corporation and OGE Energy Corp were excluded based on business focus. The consideration of competitive compensation data is one of several factors that the compensation and nominating committee considers with respect to the compensation of our executive officers, including our NEOs. The companies in the peer group utilized for 2023 compensation are listed below:

Peer Group

Alliant Energy Corporation	Edison International	PPL Corporation

Ameren Corporation	Entergy Corporation	Public Service Enterprise Group Inc

CenterPoint Energy, Inc.	Evergy, Inc.	WEC Energy Group, Inc.

CMS Energy Corp.	Eversource Energy	XCEL Energy Inc.

Consolidated Edison, Inc.	FirstEnergy Corp.

DTE Energy Company	NiSource Inc.

Elements of Compensation

The objective of our executive compensation programs is to attract and retain talented executives and motivate them to achieve our strategic objectives through a combination of cash and equity-based compensation. Other elements of compensation, including retirement benefits, life insurance, savings, health and welfare plans, and other benefits offered to employees generally are also considered in order to evaluate the entire compensation package offered to executives.

Compensation for our executive officers, including NEOs, primarily consists of:

2023 Base Salary for NEOs

Base salary is a customary, fixed element of compensation intended to attract and retain executives. Our compensation and nominating committee reviews base salaries annually and considers market data provided by its independent compensation consultant, market surveys, and internal comparisons, as well as the need to maintain internal pay equity. The table below shows salaries and salary increases for 2023 for NEOs approved by the compensation and nominating committee.

Name	2023 Base Salary ($)	Salary Increase (% over 2022 Base Salary)
Pedro Azagra Blázquez	1,150,000	—
Justin Lagasse	355,000	47.9
Catherine Stempien	660,000	5.6
R. Scott Mahoney	585,000	6.4
Jose Antonio Miranda Soto	500,000	11.1
Patricia Cosgel (former CFO)	475,000	18.8

The salary increases for Mmes. Stempien and Cosgel and Messrs. Mahoney, and Miranda Soto reflect the compensation and nominating committee’s consideration of their respective positions and relevant market data provided by its consultant as compared to their experiences and performance in their roles and were approved in recognition of their contributions and continued dedicated services to Avangrid. The salary increase for Mr. Lagasse reflects his appointment as Senior Vice President - Controller. Mr. Lagasse did not receive any additional compensation during 2023 in connection with his appointment as Interim Chief Financial Officer.

2023 Annual Incentive – Plan Structure

Each of our executive officers, including NEOs, participated in the Executive Variable Pay Plan (the “EVP Plan”), our annual cash incentive plan, during the year ended December 31, 2023. The EVP Plan is designed to provide executives and certain other key employees of the company and its affiliates with the opportunity to earn annual incentive compensation through engagement in promoting the company’s objectives and superior management performance and is intended to promote the future growth and success of the company and its affiliates, and enhance the linkage between employee, customer, and shareholder interests.

Officers and key employees of the company and its affiliates selected to participate by the board of directors and who were employed prior to October 1, 2023 were eligible to participate in the EVP Plan during 2023. The compensation and nominating committee approved a threshold, target, and maximum incentive opportunity level for each NEO (as set forth below under “Executive Compensation – 2023 Annual Incentive – EVP Payouts”), expressed as a percentage of annual base salary as of December 31, 2023, which is based on the level of the employee’s position and the scope of the employee’s responsibilities. Payments under the EVP Plan are made in cash. Participants may elect, during the year preceding the performance period, to defer up to 100% of any potential cash incentive award into the Avangrid Deferred Compensation Plan.

Performance under the EVP Plan is measured under three levels (Avangrid corporate, business/corporate function, and individual performance assessment). For 2023, the compensation and nominating committee determined that it was appropriate to adjust the allocation among the three categories of metrics for each NEO to better reflect the different roles and responsibilities between business and corporate areas. The tables below show the EVP Plan allocation among the three categories of metrics for each NEO.

Name	Corporate Metrics (%)	Business/ Corporate Function Metrics (%)	Performance Assessment Metrics (%)*
Pedro Azagra Blázquez	70	—	30
Justin Lagasse	50	35	15
Catherine Stempien	25	60	15
R. Scott Mahoney	50	35	15
Jose Antonio Miranda Soto	25	60	15
Patricia Cosgel	50	35	15

*

Performance Assessment Metric represents an individual performance assessment conducted by the board with respect to the Chief Executive Officer’s performance and an individual performance assessment conducted by the Chief Executive Officer for the other NEOs.

For NEOs, all EVP Plan corporate and business/corporate function metrics are set by the compensation and nominating committee and reflect Avangrid’s key sustainability and financial priorities driving business strategy. For 2023, the compensation and nominating committee determined that it was appropriate to remove metrics related to Avangrid’s Total Shareholder Return and plant additions and replace such metrics with metrics related to adjusted non-reconcilable net operating expenses, the ratio of funds from operations to net debt, achievement of Avangrid’s asset rotation strategy, and implementing a plan to increase diversity, inclusion and gender parity. The adjustment in EVP Plan metrics reflect the compensation and nominating committee’s focus on incorporating metrics that increase the organization’s financial sustainability and reflect the organization’s strategic focus on achieving key growth projects and increasing the diversity of Avangrid’s people and supplier sustainability.

Payouts under the EVP Plan are based upon achievement of the performance metrics, with no payouts made for below threshold achievement of metrics, and payouts for performance between levels are determined using straight-line linear interpolation. The level of achievement of the corporate metrics (threshold, target, and maximum) is the same for each participant under the EVP Plan including the NEOs. Maximum performance is obtained by achieving maximum level of the performance goals and results in a payout equal to 200% of his base salary for Mr. Azagra Blázquez, 80% of his base salary for Mr. Lagasse, 130% of their base salaries for Ms. Stempien and Mr. Miranda Soto (which was increased from 120% applicable for 2022), and 110% of their base salary for Ms. Cosgel (which was increased from 100% applicable for 2022) and Mr. Mahoney. Target performance is obtained by achieving the target level of the performance goals and results in a payout equal to 100% of his base salary for Mr. Azagra Blázquez, 40% of his base salary for Mr. Lagasse, 65% of their base salary for Ms. Stempien and Mr. Miranda Soto, 55% of their base salary for Ms. Cosgel and Mr. Mahoney.

The table below sets forth the corporate metrics for the EVP Plan approved by the compensation and nominating committee:

Corporate Metrics	Threshold	Target	Maximum	2023 Results	Weight	% of Target Earned
Adjusted Net income ($ million)	Budget - 8%	Budget - 4%	Budget	Budget +0.9%	17.8%	100%
Adjusted non-reconcilable NOE	Budget + 3%	Budget + 1.5%	Budget	Budget	10.7%	100%
FFO/Net Debt	Budget - 1%	Budget - 0.5%	Budget	Budget - 0.25%	10.7%	75%
Rate Base	Budget - 5%	Budget - 2.5%	Budget	Budget	3.6%	100%
Asset Rotation	75% Plan	37.5% Plan	100% Plan	0% of Plan	5.7%	0%
Legislative Action	0%	50%	100%	100%	3.6%	100%
Merger Approval	No	—	Yes	No	11.4%	0%
NECEC	No	—	Yes	Yes	5.7%	100%

Corporate Metrics	Threshold	Target	Maximum	2023 Results	Weight	% of Target Earned
Rate Cases	0	2	4	4	5.7%	100%
Renewables Growth Milestones	0	50%	100%	100%	3.6%	100%
SAIDI/SAIFI	0	50%	100%	89.6%	5.7%	89.6%
Customer Service Standards	0%	50%	100%	65.3%	5.0%	65.3%
Employee lost time accidents	48 LTAs	—	47 LTAs	47 LTAs	5.0%	100%
Sustainability Diversity, Inclusion and Gender Parity Plan	0%	50%	100%	100%	2.9%	100%
Sustainable Suppliers (%)	65%	70%	75%	88.1%	2.9%	100%

Total Achievement					100%	77.85%

•

Adjusted Net income, as used for the purposes of the EVP Plan metric, is Avangrid’s adjusted net income as reported in the Original Form 10-K. Adjusted net income is a non-GAAP financial measure. For a discussion of adjusted net income as well as a reconciliation of adjusted net income to net income prepared in accordance with U.S. GAAP, see the section entitled “Non-GAAP Financial Measures” in the Original Form 10-K.

•

Adjusted non-reconcilable Net Operating Expenses, as used for the purposes of the EVP Plan metric, is based upon Avangrid’s preliminary unaudited financial statements available to the compensation and nominating committee as of February 2, 2024.

•	FFO/Net Debt, as used for the purposes of the EVP Plan metric, is based on the preliminary unaudited financial statements available to the compensation and nominating committee as of February 2, 2024.

•	Asset Rotation, as used for the purposes of the EVP Plan metric, is based on the Avangrid internal plan from offers received.

•	Legislative Action, as used for the purposes of the EVP Plan metric, is based on new legislation negatively impacting the business.

•	Merger Approval, as used for the purposes of the EVP Plan metric, is based on final regulatory approval of Avangrid’s proposed merger with PNM Resources, Inc.

•	NECEC, as used for the purposes of the EVP Plan metric, is based on final investment decision (FID) for the New England Energy Connect (NECEC) transmission line project.

•	Rate Cases, as used for the purposes of the EVP Plan metric, is based on successfully closing rate cases for four of Avangrid’s operating utility companies.

•	Renewables Growth, as used for the purposes of the EVP Plan metric, is based on successfully achieving growth milestones for the Renewables business.

•

Customer metrics, as used for the purposes of the EVP Plan metric, is measured based upon achievement of a targeted system average interruption frequency index (SAIFI) and system average interruption duration index (SAIDI) during the relevant performance period for each of Avangrid’s operating utility companies. In addition, metrics on customer standards.

•	Employee lost time accidents, as used for the purpose of the EVP Plan metric, is measured based upon achievement of targeted employee lost time accidents.

•

Sustainability, as used for the purposes of the EVP Plan metric, is measured based upon the achievement of the actions set forth in Avangrid’s diversity, inclusion and gender parity plan and percentage of purchasing awards made with sustainable suppliers.

Annual Incentive – Business/Corporate Function Metrics

Business objectives are established at the beginning of each year and are specific to the participant’s business area objectives. Subsequently, the levels of achievement of the business are measured against these pre-established goals and objectives. The business objectives are intended to be considered together with the corporate objectives (as described above) to ensure a tailored evaluation of performance and reflect Avangrid’s financial, operational, and sustainability-related strategic objectives. EVP Plan awards are not payable if threshold performance targets are not met at the Avangrid corporate level. Mr. Azagra Blázquez was not subject to business objectives in 2023.

Justin Lagasse. As the Senior Vice President – Controller and Interim Chief Financial Officer, Mr. Lagasse was subject to four business objectives during 2023, and his total achievement, reflecting both the business objectives and the corporate results, was approximately 174% of his target incentive opportunity, as determined by the compensation and nominating committee. Mr. Lagasse’s business objectives for 2023 were related to effectively managing net operating expenses, maintaining effective internal controls, achieving targets related to financial organization process and procedures improvement, and effectively supporting strategic business objectives.

R. Scott Mahoney. As Senior Vice President – General Counsel and Corporate Secretary, Mr. Mahoney was subject to three business objectives during 2023, and his total achievement, reflecting both the business objectives and the corporate results, was equal to 168% of his target incentive opportunity, as determined by the compensation and nominating committee. Mr. Mahoney’s business objectives for 2023 were related to successful achievement of governance improvements, achieving reductions in external legal costs and positive legal results, and effectively supporting strategic business objectives.

Catherine Stempien. As President and Chief Executive Officer of Networks, Ms. Stempien was subject to five business objectives during 2023, and her total achievement reflecting both the business objectives and corporate results, was equal to 173% of her target incentive opportunity, as determined by the compensation and nominating committee. Ms. Stempien’s business objectives for 2023 were related to achieving Networks-specific financial targets, implementing identified growth initiatives including NECEC, and achieving sustainability, customer, safety, operational metrics and stakeholder engagement targets.

Jose Antonio Miranda Soto. As President and Chief Executive Officer of Renewables, Mr. Miranda Soto was subject to five business objectives during 2023, and his total achievement reflecting both the business objectives and corporate results, was equal to 188% of his target incentive opportunity, as determined by the compensation and nominating committee. Mr. Miranda Soto’s business objectives for 2023 were related to achieving Renewables-specific financial and economic efficiency targets, implementing identified growth initiatives, and achieving sustainability and safety metrics.

Patricia Cosgel. As the former Senior Vice President – Chief Financial Officer, Ms. Cosgel was subject to four business objectives during 2023, and her total achievement, reflecting both the business objectives and the corporate results, was equal to 158% of her target incentive opportunity, as determined by the compensation and nominating committee. Ms. Cosgel’s business objectives for 2023 were related to achieving effectively managing finance department budget and financing costs, maintaining effective internal controls, achieving targets related to investor and shareholder relations, and implementing developments in sustainability-related disclosure. Due to Ms. Cosgel’s retirement, she received a prorated EVP Plan payout at the same time as the other eligible NEO’s received their respective EVP Plan payouts based on the number of days employed during 2023.

2023 Annual Incentive – EVP Payouts

Based on the extent to which the company, Networks, Renewables, and the corporate functions achieved the performance goals, as shown above, the following table shows the incentive eligible earnings threshold, target, and maximum incentive percentages and actual payout amounts for each NEO. These amounts are expressed as a percentage of incentive eligible earnings commensurate with such NEO’s position and scope of responsibilities for 2023 performance. The incentive opportunity as a percentage of base salary is based on industry-competitive practices and internal equity considerations. Additionally, the percentage of compensation at risk reflects levels of accountability and degree of influence each participant has with respect to the performance of the company. Senior executives have greater levels of accountability and degrees of influence, which corresponds to a greater percentage of base salary under the EVP Plan and, in turn, results in a greater aggregate payout opportunity. The range of the EVP Plan payout is set from 0% to 200% of target from threshold to maximum performance levels, respectively, with the actual EVP Plan payout interpolated from target based on actual performance levels.

Name	Base Salary ($)	Threshold Incentive (% Base Salary)	Target Incentive (% Base Salary)	Maximum Incentive (% Base Salary)	Actual Performance (% Target)	Actual Incentive (% Base Salary)	Actual Incentive Amount ($)(3)
Pedro Azagra Blázquez	1,150,000	—	100.0%	200%	169%	169%	1,943,500
Justin Lagasse(1)	355,000	—	40.0%	80%	174%	56%	198,462
Catherine Stempien	660,000	—	65.0%	130%	173%	112%	740,454
R. Scott Mahoney	585,000	—	55.0%	110%	168%	92%	539,382
Jose Antonio Miranda Soto	500,000	—	65.0%	130%	188%	123%	612,365
Patricia Cosgel(2)	475,000	—	55.0%	110%	158%	78%	371,922

(1)

Mr. Lagasse was appointed Interim Controller on July 7, 2023, and Senior Vice President – Controller on July 18, 2023. On November 24, 2023, Mr. Lagasse was appointed Interim Chief Financial Officer. The actual incentive amount reflected above for Mr. Lagasse represents the pro-rated payout based on his partial year of service in the Controller role. No additional compensation was paid in 2023 in connection with his service as Interim Chief Financial Officer.

(2)

Ms. Cosgel retired on November 24, 2023. The actual incentive amount reflected above for Ms. Cosgel is the pro-rated incentive payment for 2023 based on the actual performance results. The individual performance was paid at target as per the plan rules on retirement and service years.

(3)	The actual incentive amounts include the individual performance assessment portion of the payouts.

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

2022 Phantom Units. On February 15, 2022, the compensation and nominating committee granted Mr. Mahoney phantom share units (“Phantom Units”) under the Avangrid, Inc. Omnibus Incentive Plan (the “Omnibus Incentive Plan”). These Phantom Unit awards were intended to reward service, facilitate retention and incentivize continued performance. The Phantom Units vested in four equal installments, the first installment vested on August 15, 2022, the second installment vested on February 15, 2023, the third installment vested on August 15, 2023, and the final installment vested on February 15, 2024. Each installment will be settled in a cash amount equal to the number of Phantom Units multiplied by the fair market value of Avangrid’s common shares on the respective vesting dates. A summary of the Phantom Units awarded to the NEOs during 2022 is as follows.

Name	Grant Date	Phantom Share Units (#)	Grant Date Value of Phantom Share Units ($)(1)
R. Scott Mahoney	February 15, 2022	3,000	131,640

(1)

For discussion of the assumptions used in these valuations, see Note 26 – Stock-Based Compensation of our audited consolidated financial statements for the year ended December 31, 2023 included in the Original Form 10-K.

2020 – 2022 Long-Term Incentive Plan. On February 16, 2021, the board, upon the recommendation of the compensation and nominating committee, adopted the 2020 – 2022 Long-Term Incentive Plan (the “2020 LTIP”) pursuant to the Omnibus Incentive Plan. The 2020 LTIP is designed to align the interests of executives and key employees with the company’s shareholders and motivate sustained performance over the long term by promoting the achievement of corporate-wide sustainability goals that the compensation and nominating committee believed could positively impact the company’s operational performance. In determining the size of equity awards to these NEOs, the compensation and nominating committee considered peer group proxy and market survey data.

Under the 2020 LTIP, PSUs are earned at the end of the two-year performance period measured from January 1, 2021 through December 31, 2022 to the extent the company has met the performance goals established by the compensation and nominating committee. The two-year performance period under the 2020 LTIP (rather than a four-year performance period, which was aligned with the long-term incentive plan of Iberdrola, S.A., the company’s majority shareholder) was determined by the compensation and nominating committee to be appropriate as a reflection of the unique challenges presented by setting long-term performance objectives during 2020 due to the impacts of COVID-19 occurring at the same time as a Chief Executive Officer succession. Earned PSUs are then paid in the company’s common shares over an additional three-year retention period, provided the grantee remains employed by the company or any affiliate through the applicable payment date or is separated from service due to death, disability, retirement, resignation for “good reason,” resignation to serve with an affiliate of the company or by the company without cause (all as defined by the PSU award agreement or the Omnibus Incentive Plan). Unvested PSUs do not earn dividends.

The 2020 LTIP is tied to achievement of the following performance objectives during the 2021 to 2022 performance period:

Objective	Weight	Threshold (0%)	Target (50%)	Maximum (100%)	Results	Level of Achievement
Adjusted Net Income(1)	35%	$731M	$877M	$1.023B	$901M	100%
Total Shareholder Return(2)	35%	Less than 25th percentile	50th percentile	75th percentile or greater	0%	0%
Sustainability(3)	30%	Zero Achievements	Two Achievements	Four Achievements	Four	100%

(1)

Adjusted Net Income, as used for the purposes of the 2020 LTIP objective, is calculated based on Avangrid’s adjusted net income excluding certain non-recurring adjustments as reported in the company’s earnings releases or annual reports on Form 10-K. For a discussion of adjusted net income as well as a reconciliation of adjusted net income to net income prepared in accordance with U.S. GAAP, see the section entitled “Non-GAAP Financial Measures” in the Original Form 10-K. The compensation and nominating committee adjusted the maximum achievement percentage for this metric because the PNM merger did not take place during 2022 and revised the Adjusted Net Income target to $803 million from $1.023 billion.

(2)	Total Shareholder Return, as used for the purposes of the 2020 LTIP objective, is calculated based on Avangrid’s ranking within the S&P 500 utilities index based on 20 trading day average.
(3)

Sustainability, as used for the purposes of the 2020 LTIP objective, is measured based on achievement of corporate-wide sustainability goals including Vineyard Wind 1 and NECEC project milestones, supplier sustainability targets, and completion of unconscious bias training that the compensation and nominating committee believe can positively impact Avangrid’s operational performance.

On February 16, 2023, the compensation and nominating committee evaluated the performance achievement under the 2020 LTIP and determined that the level of achievement under the 2020 LTIP plan was 65% of the maximum PSUs awarded under the plan. Earned PSUs will be issued and delivered in three equal installments (June 30, 2023, March 31, 2024, and March 31, 2025, respectively). The closing price of Avangrid’s common shares on the NYSE on the dates of each respective payout will be used to value the shares delivered to each participant.

Name	Earned Performance Share Units (#)
Pedro Azagra Blázquez	31,597
Justin Lagasse	4,286
Catherine Stempien	48,750
R. Scott Mahoney	27,300
Jose Antonio Miranda Soto	14,820
Patricia Cosgel(1)	12,578

(1)	Ms. Cosgel retired on November 24, 2023 and is entitled to receive the full earned Performance Share Units.

2023 – 2025 Long-Term Incentive Plan. On April 12, 2023, the board, upon the recommendation of the compensation and nominating committee, adopted the 2023– 2025 Long-Term Incentive Plan (the “2023 LTIP”) pursuant to the Omnibus Incentive Plan. The 2023 LTIP is designed to align the interests of executives and key employees with the company’s shareholders and motivate sustained performance over the long term by promoting the achievement of corporate-wide sustainability goals that the compensation and nominating committee believed could positively impact the company’s operational performance. In determining the size of equity awards to these NEOs, the compensation and nominating committee considered peer group proxy and market survey data.

Under the 2023 LTIP, PSUs are earned at the end of the three-year performance period measured from January 1, 2023 through December 31, 2025 to the extent the company has met the performance goals established by the compensation and nominating committee. The three-year performance period under the 2023 LTIP (rather than a two-year performance period used in the 2020 LTIP) was determined by the compensation and nominating committee to be appropriate since the shorter two-year performance period in the 2020 LTIP had been utilized to reflect the unique challenges presented by setting long-term performance objectives during 2020 due to the impacts of COVID-19 occurring at the same time as a Chief Executive Officer succession. Earned PSUs are then paid in the company’s common shares over an additional three-year retention period, provided the grantee remains employed by the company or any affiliate through the applicable payment date or is separated from service due to death, disability, retirement, resignation for “good reason”, resignation to serve with an affiliate of the company or by the company without cause (all as defined by the PSU award agreement or the Omnibus Incentive Plan). Unvested PSUs do not earn dividends.

The 2023 LTIP is tied to achievement of the following performance objectives during the 2023 to 2025 performance period:

Objective	Weight	Threshold (0%)	Target (50%)	Maximum (100%)
Adjusted Net Income(1)	30%	2025 Budget - 10%	2025 Budget - 5%	2025 Budget
Relative total shareholder return compared to peers within the S&P Utility Index(2)	20%	Index - 5%	Index	Index + 5%
Solid Investment Grade Credit Ratings	20%	Two agencies <BBB+ or Baa1	N/A	Two agencies BBB+ or Baa1
Reduction of specific CO2 emissions intensity(3)	10%	10% reduction	17.5%	35% reduction
Purchasing from sustainable suppliers(4)	10%	10%	12.5%	15%
Women in executive positions	10%	≤ 4%	4.5%	> 5%

(1)

For purposes of this performance objective, “adjusted net income” is defined as the Company’s net income with certain adjustments to reflect extraordinary or non-recurring items and mark-to-market. The actual adjusted net income for the year ending December 31, 2025 will be compared against the Company’s 2025 budgeted adjusted net income.

(2)	For purposes of this performance objective, “total shareholder return” is calculated based on Avangrid’s ranking within the S&P 500 utilities index based on 20 trading day average.
(3)

For purposes of this performance objective, “reduction of specific CO2 emissions intensity” will be measured based on a comparison of Avangrid’s emissions intensity associated with generation at December 31, 2025, against the Company’s emission intensity associated with generation at December 31, 2015.

(4)

For purposes of this performance objective, “purchasing from sustainable suppliers” will be measured based on a comparison of the percentage of the total percentage of strategic suppliers that apply sustainable policies and practices at December 31, 2025, as compared to December 31, 2022.

A summary of the PSUs granted to the NEOs under the 2023 LTIP is as follows.

Name	Grant Date	Performance Share Units (#)	Grant Date Value of Performance Share Units ($)(1)
Pedro Azagra Blázquez	April 12, 2023	250,000	7,322,440
Justin Lagasse	July 20, 2023	20,000	585,795
Catherine Stempien	April 12, 2023	75,000	2,196,732
R. Scott Mahoney	April 12, 2023	42,000	1,230,170
Jose Antonio Miranda Soto	April 12, 2023	60,000	1,757,386

(1)

For discussion of the assumptions used in these valuations, see Note 26 – Stock-Based Compensation of our audited consolidated financial statements for the year ended December 31, 2023 included in our Original Form 10-K.

2023 Phantom Units. On February 16, 2023, the board, upon the recommendation of the compensation and nominating committee, granted Mmes. Stempien and Cosgel and Messrs. Mahoney and Miranda Soto phantom share units (“Phantom Units”) under the Omnibus Incentive Plan. These Phantom Unit awards were intended to reward service, facilitate retention and incentivize continued performance. The Phantom Units vest in three equal installments on February 16, 2024, February 16, 2025, and February 15, 2026, respectively. Each installment will be settled in a cash amount equal to the number of Phantom Units multiplied by the fair market value of Avangrid’s common shares on the respective vesting dates. A summary of the Phantom Units awarded to the NEOs is as follows:

Name	Grant Date	Performance Share Units (#)	Grant Date Value of Performance Share Units ($)(1)
Catherine Stempien	February 16, 2023	8,000	324,240
R. Scott Mahoney	February 16, 2023	8,000	324,240

Name	Grant Date	Performance Share Units (#)	Grant Date Value of Performance Share Units ($)(1)
Jose Antonio Miranda Soto	February 16, 2023	8,000	324,240
Patricia Cosgel (2)	February 16, 2023	4,500	182,385

(1)

For discussion of the assumptions used in these valuations, see Note 26 – Stock-Based Compensation of our audited consolidated financial statements for the year ended December 31, 2023 included in the Original Form 10-K.

(2)	Ms. Cosgel’s phantom units were cancelled upon her retirement.

Restricted Stock Units. In conjunction with the commencement of his employment, Mr. Azagra Blázquez received a grant of 25,000 Restricted Stock Units (“RSUs”) under the Omnibus Incentive Plan on June 6, 2022 that vested in two equal installments on January 10, 2023 and January 9, 2024.

Sign-On Bonus

In connection with the commencement of her employment as President and CEO of Avangrid Networks in March 2021, Ms. Stempien received a special one-time transition and employment inducement award of $400,000 in the aggregate intended to offset certain compensation opportunities Ms. Stempien forfeited when she left her former employer. The inducement award was payable in two installments subject to her continued employment through each payment date, as follows: (i) $200,000 on the first regular payroll pay date following sixty days of service; and (ii) $200,000 on the first regular payroll pay date following March 1, 2022. In the event that Ms. Stempien voluntarily resigns her employment without “good reason” (as defined in her employment agreement) before December 31, 2023, she must repay the one-time payment made by the company in that calendar year no later than six months after her date of termination.

In connection with the commencement of his employment as Chief Executive Officer in May 2022, Mr. Azagra Blázquez received a special one-time transition and employment inducement award of $100,000, which was grossed up for taxes for a total payment of $155,790. The inducement award was payable immediately on the first regular payroll date following commencement of his employment. In the event that Mr. Azagra Blázquez voluntarily resigns his employment without “good reason” (as defined in his employment agreement) before June 30, 2024, he must repay the one-time payment made by the company in that calendar year no later than six months after his date of termination.

Perquisites and Other Personal Benefits

We offer a limited number of perquisites and other personal benefits to our executive officers, including NEOs. Perquisites are not a material part of our compensation program. Our compensation and nominating committee reviews the levels of perquisites and other personal benefits provided to our NEOs. See “Executive Compensation—Summary Compensation Table—All Other Compensation.”

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

Our NEOs also may participate in a defined contribution 401(k) retirement plan, administered through Avangrid Management Company, LLC (“AMC”), a wholly-owned subsidiary of the Company, that is available to substantially all of our non-union employees.

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

Stock Ownership and Retention Guidelines

We have a stock ownership policy designed to align the interests of our executive officers with those of the company’s shareholders by requiring all executive officers to maintain a stated level of stock ownership. Pursuant to this policy, each executive officer must retain at least 50% of net shares paid as incentive compensation until such officer has met or exceeded his or her respective ownership requirement. In accordance with this policy, our Chief Executive Officer is required to hold shares equal to at least five times his base salary and our other NEOs are required to hold shares equal to at least three times their base salary. As of the date of this Annual Report, all of our NEOs are in compliance with the requirements of our stock ownership policy.

Clawback Policy

Our board has adopted an executive compensation recovery policy (i.e., clawback policy), which provides that the compensation and nominating committee shall require executive officers to repay or deliver certain executive compensation in the event of an accounting restatement resulting from material noncompliance with financial reporting requirements under federal securities laws, including, without limitation, any restatement required to correct errors that were not material to previously issued financial statements but would result in a material misstatement if (a) the errors were left uncorrected in the current report or (b) the error correction was recognized in the current period.

No Excise Tax Gross-up Provisions

We have no excise tax gross-up provisions in executive employment or change in control arrangements or executive compensation plans and, as a part of the company’s response to feedback from our shareholders, the board and compensation and nominating committee have committed to not including excise tax gross-up provisions in any new arrangements or plans.

Prohibition Against Hedging, Pledging, and Similar Transactions

Pursuant to our insider trading policy, short sales, hedging or similar transactions, derivatives trading and pledging Avangrid securities, or using Avangrid securities as collateral, are prohibited for all Avangrid directors, officers (including our NEOs), employees, consultants, and contractors.

Summary Compensation Table

The following table provides certain information concerning the compensation for services rendered to us during the three years ended December 31, 2023 by (i) our current principal executive officer, (ii) our current and former principal financial officer, (iii) each of the three other most highly-compensated individuals in 2023 who were serving as executive officers of the company as of December 31, 2023.

Name and Principal Position	Year	Salary ($)	Bonus(1) ($)	Stock Awards(2) ($)	Non-Equity Incentive Plan Compensation(3) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(4) ($)	All Other Compensation(5) ($)	Total ($)
Pedro Azagra Blázquez Chief Executive Officer	2023	1,150,000	690,000	7,322,440	1,253,500	—	273,852	10,689,792
	2022	641,346	639,397	2,690,619	689,080	—	189,544	4,849,985
Justin Lagasse Senior Vice President - Chief Financial Officer and Controller	2023	296,255	30,782	585,795	167,680	—	33,750	1,114,262
Catherine Stempien President and Chief Executive Officer of Networks	2023	658,654	90,090	2,520,972	650,364	—	54,685	3,974,765
	2022	623,269	419,375	—	470,438	—	47,198	1,560,280
	2021	446,154	200,000	2,557,900	414,398	—	62,147	3,680,599
R. Scott Mahoney Senior Vice President - General Counsel & Corporate Secretary	2023	583,654	96,525	1,554,410	442,857	313,949	145,076	3,136,471
	2022	548,731	163,350	131,640	399,905	—	14,664	1,258,290
	2021	515,192	—	1,295,700	425,956	302,474	9,750	2,549,072
Jose Antonio Miranda Soto President and Chief Executive Officer of Renewables	2023	498,077	97,500	2,081,626	514,865	—	33,750	3,225,818
	2022	448,077	153,900	—	330,480	—	110,748	1,043,205
Patricia Cosgel(6) Former Senior Vice President — Chief Financial Officer	2023	444,711	35,322	182,385	336,600	—	58,185	1,057,203
	2022	382,485	95,017	260,158	218,725	—	30,750	987,135

(1)

Represents the portion of each NEO’s EVP plan payout with respect to the performance assessment metric conducted by the board of directors with respect to Mr. Azagra Blázquez and conducted by Mr. Azagra Blázquez with respect to the other NEOs. See the section entitled “Compensation Discussion and Analysis – Elements of Compensation - 2023 Annual Incentive - Plan Structure” for additional information about the EVP Plan.

(2)

“Stock Awards” reflect the aggregate grant date fair value of the PSUs granted in 2023, computed in accordance with Financial Accounting Standards Board Accounting Standard Codification, Topic 718 and for the value of the PSUs based on the probable outcome of the performance metrics as of the grant date. The grant date fair value of the PSUs granted to the NEOs in 2023 assuming maximum performance is as follows: for Mr. Azagra Blázquez, 7,322,440; for Mr. Lagasse, 585,795; for Ms. Stempien, 2,196,732; for Mr. Mahoney, 1,230,170; and for Mr. Miranda Soto 1,757,386. For discussion of the assumptions used in these valuations, see Note 26 – Stock-Based Compensation of our audited consolidated financial statements for the year ended December 31, 2023 included in our Original Form 10-K.

(3)

The amounts shown represent the components of the cash bonuses relating to the attainment of performance metrics earned by the NEOs under our EVP Plan, as discussed more fully in the section entitled “Compensation Discussion and Analysis—Elements of Compensation—Annual Incentive – EVP Payouts.”

(4)

The “Change in Pension Value and Nonqualified Deferred Compensation Earnings” reflects the aggregate changes in actuarial present value of the accumulated benefit under the defined benefit and actuarial pension plans in which the NEO participated, in the case of Mr. Mahoney, the Retirement Income Plan Non-Union Employees of CMP (“CMP Pension Plan”) and Energy East Corporation ERISA Excess Plan (“Energy East Excess Plan”). For discussion of the assumptions used in these valuations, see Note 17 – Post-retirement and Similar Obligations of our consolidated financial statements for the fiscal year ended December 31, 2023 included in our Original Form 10-K. The pension value change for Mr. Mahoney was $313,949.

(5)	Amounts reported under “All Other Compensation” for 2023 include:

(a)

For Mr. Azagra Blázquez, $33,750 in employer contributions to the 401(k) Plan. Mr. Azagra Blázquez also has the use of a fully insured company car costing $19,858, $90,494 for an apartment provided for as part of his employment contract, and $2,463 in expenses relating to trips overseas. In addition, tax gross ups to the value of $127,287 for relocation costs and costs for his apartment.

(b)	For Mr. Lagasse, $33,750 in employer contributions to the 401(k) plan.

(c)	For Ms. Stempien, $33,750 in employer contributions to the 401(k) Plan and $20,935 relating to relocation expenses including the tax gross up in connection with such expenses.

(d)

For Mr. Mahoney, $33,750 in employer contributions to the 401(k) Plan. Mr. Mahoney also received $111,326 as a company paid contribution to his NQDC account in connection with the freeze of the company pension plan in which he participated.

(e)	For Mr. Miranda Soto, $33,750 in employer contributions to the 401(k) Plan.

(f)	For Ms. Cosgel, $33,750 in employer contributions to the 401(k) plan. Ms. Cosgel also received $24,435 for unused paid time off in connection with her retirement.

(6)

Ms. Cosgel retired as Senior Vice President - Chief Financial Officer on November 24, 2023, and Mr. Lagasse was appointed Interim Chief Financial Officer. On February 16, 2024, Mr. Lagasse was appointed Senior Vice President – Chief Financial Officer and Controller.

Grants of Plan-Based Awards

The following table sets forth the information concerning the grants or modifications of any plan-based compensation to each NEO during 2023. The non-equity awards described below were made under our EVP Plan.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All other stock awards: Number of shares of stock or units (#)(3)	Grant Date Fair Value of Stock Awards ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Pedro Azagra Blázquez	4/12/2023		1,150,000	2,300,000		125,000	250,000		7,322,440
Justin Lagasse	7/20/2023		142,000	284,000		10,000	20,000		585,795
Catherine Stempien	2/16/2023		429,000	858,000				8,000	324,240
	4/12/2023					37,500	75,000		2,196,732
R. Scott Mahoney	2/16/2023		321,750	643,500				8,000	324,240
	4/12/2023					21,000	42,000		1,230,170
Jose Antonio Miranda Soto	2/16/2023		325,000	650,000				8,000	324,240
	4/12/2023					30,000	60,000		1,757,386
Patricia Cosgel	2/16/2023		261,250	522,500				4,500	182,385

(1)

Amounts represent estimated possible payments at threshold, target and maximum achievement under the EVP Plan. Under the EVP Plan, the “Threshold” for payment under the plan is zero and payouts under the EVP plan are interpolated from “Target” based upon the actual achievement of the performance metrics and payouts for performance between levels are determined using straight-line linear interpolation. Actual amounts paid under the EVP Plan for 2023 are shown in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table.” For more information on the performance metrics applicable to these awards, see “Compensation Discussion and Analysis - Elements of Compensation - Annual Incentive.”

(2)

Represents PSUs granted under the 2023 LTIP. These awards are earned over a three-year performance period ending December 31, 2025, with earned amounts, if any, paid in the company’s common shares over an additional three-year retention period. Unvested PSUs do not earn dividends.

(3)

Amounts represent Phantom Share Units granted to Mmse. Stempien and Cosgel and Messrs. Mahoney and Miranda Soto, which vest in three equal installments on February 16, 2024, February 16, 2025, and February 15, 2026, respectively.

Summary of Employment Agreements

A summary of the material terms of our employment agreements with Messrs. Azagra Blázquez, Lagasse, Mahoney, and Miranda Soto, and Mmes. Stempien and Cosgel is provided below.

Pedro Azagra Blázquez

Mr. Azagra Blázquez entered into an employment agreement with AMC on June 6, 2022, effective with the commencement of his employment on May 29, 2022. The agreement provides for an initial base salary of $1,150,000 and an annual bonus opportunity with a target amount of 100% of base salary with a maximum bonus of 200% of base salary. The agreement provides for an initial grant under the 2020 LTIP of 48,610 PSUs and a grant of 25,000 RSUs, which vested in two equal installments on January 10, 2023 and January 9, 2024. Mr. Azagra Blázquez is also eligible to participate in the company’s 401(k) plan, health and welfare plans, and other benefits on the same terms as all other employees.

The agreement provides for one-time relocation benefits to relocate Mr. Azagra Blázquez to Connecticut, grossed up for taxes. If Mr. Azagra Blázquez voluntarily resigns his employment without “good reason” or is terminated for “cause” (each as defined in the employment agreement) under certain circumstances, then Mr. Azagra Blázquez’s relocation benefits are subject to repayment.

The agreement provides for a special one-time transition and employment inducement cash award of $100,000, grossed up for taxes, payable on the first regular payroll pay date following commencement of his employment. In the event that Mr. Azagra Blázquez voluntarily resigns his employment without “good reason” (as defined in his employment agreement) before June 30, 2024, he must repay to AMC the one-time payment made by the company in that calendar year no later than six months after his date of termination.

In the event that Mr. Azagra Blázquez’s employment is terminated by AMC without “cause” or by Mr. Azagra Blázquez for “good reason” (each as defined in his employment agreement), Mr. Azagra Blázquez will be entitled to receive, subject to the execution of a release of claims, (i) a severance payment equal to the sum of two times his then-current annual base salary plus an amount equal to two times his then-current annual target bonus, (ii) immediate vesting of any RSUs outstanding that were granted pursuant to his employment agreement, and (iii) immediate vesting of any PSUs outstanding.

In the event that Mr. Azagra Blázquez’s employment is terminated by AMC without “cause” or by Mr. Azagra Blázquez for “good reason” within one year of a “change in control” (as defined in the employment agreement), Mr. Azagra Blázquez will be entitled to receive the benefits described above; provided, that the employment agreement also provides for a reduction in amounts payable under certain circumstances to the maximum amount that does not trigger the excise tax imposed by Section 4999 of the Code unless Mr. Azagra Blázquez would be better off (on an after-tax basis) if he received all payments and benefits and paid all excise and income taxes.

In the event that Mr. Azagra Blázquez’s employment is terminated due to resignation without “good reason”, by retirement, death, or disability, Mr. Azagra Blázquez will be entitled to receive actual incentive for the year, pro-rated through date of termination based on actual performance.

The employment agreement contains 12-month post-employment non-competition and non-solicitation provisions.

Justin Lagasse

Mr. Lagasse was appointed Interim Controller on July 7, 2023, and Senior Vice President – Controller on July 18, 2023. On November 24, 2023, Mr. Lagasse was appointed Interim Chief Financial Officer, and was further appointed Senior Vice President – Chief Financial Officer and Controller on February 15, 2024. The company has not entered into an employment agreement with Mr. Lagasse and his employment is “at will” and subject to the terms of an offer letter dated July 19, 2023, which provides for an initial base salary of $355,000 with an annual bonus opportunity with a target amount of 40% of base salary with a maximum bonus of 80% of base salary. The agreement provides for an initial grant under the 2023 LTIP of 20,000 PSUs.

Catherine Stempien

Ms. Stempien entered into an employment agreement with Avangrid Services Company, LLC (“ASC”) on February 8, 2021, effective with the commencement of her employment on March 15, 2021. The agreement provides for an initial base salary of $580,000 and an annual bonus opportunity with a target amount of 65% of base salary with a maximum bonus of 130% of base salary. The agreement provides for an initial grant under the 2020 LTIP of 75,000 PSUs. The agreement also provides for a grant of 5,000 RSUs, which vested on March 1, 2023. Ms. Stempien is also eligible to participate in the company’s 401(k) plan, health and welfare plans, and other benefits on the same terms as all other employees; provided, that in the event that Ms. Stempien becomes eligible to receive benefits under the company’s long term disability plan, the company shall supplement such benefits so that Ms. Stempien receives aggregate benefits under the long term disability plan and all other disability income sources of not less than 85% of Ms. Stempien’s base salary at the time such disability commenced.

The agreement provides for one-time relocation benefits to relocate Ms. Stempien to Connecticut, grossed up for taxes. If Ms. Stempien voluntarily resigns her employment without “good reason” or is terminated for “cause” (each as defined in the employment agreement) under certain circumstances, then Ms. Stempien’s relocation benefits are subject to repayment.

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

In the event that Ms. Stempien’s employment is terminated due to resignation without “good reason”, by retirement, death, or disability, Ms. Stempien will be entitled to receive actual incentive for the year, pro-rated through date of termination based on actual performance.

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

Jose Antonio Miranda Soto

Mr. Miranda Soto entered into an employment agreement with Avangrid Renewables on October 12, 2021, effective with the commencement of his employment on November 8, 2021. The agreement provides for an initial base salary of $400,000 and an annual bonus opportunity with a target amount of 60% of base salary with a maximum bonus of 120% of base salary. The agreement provides for an initial grant under the 2020 LTIP of 22,800 PSUs. Mr. Miranda Soto is also eligible to participate in the company’s 401(k) plan, health and welfare plans, and other benefits on the same terms as all other employees.

The agreement provides for a one-time relocation benefit to relocate Mr. Miranda Soto to Connecticut, grossed up for taxes. In the event that Mr. Miranda Soto’s employment is terminated by Avangrid Renewables without “cause” or by Mr. Miranda Soto for “good reason” (each as defined in his employment agreement), Mr. Miranda Soto will be entitled to receive, subject to the execution of a release of claims, a severance payment equal to the sum of his then-current annual base salary plus an amount equal to the actual annual bonus paid in the prior year.

Patricia Cosgel

Patricia Cosgel was appointed Interim Chief Financial Officer effective February 24, 2022. On June 2, 2022, Ms. Cosgel was appointed Senior Vice President - Chief Financial Officer and entered into an employment agreement with AMC on June 29, 2022, effective with the commencement of her service as Chief Financial Officer on February 24, 2022. Ms. Cosgel retired from the Company on November 24, 2023. The agreement provided for an initial base salary of $400,000 and an annual bonus opportunity with a target amount of 50% of base salary with a maximum bonus of 100% of base salary. The agreement provided for an initial grant under the 2020 LTIP of 8,433 PSUs. Ms. Cosgel was also eligible to participate in the company’s 401(k) plan, health and welfare plans, and other benefits on the same terms as all other employees.

In the event that Ms. Cosgel’s employment was terminated by AMC without “cause” or by Ms. Cosgel for “good reason” (each as defined in her employment agreement), Ms. Cosgel would have been entitled to receive, subject to the execution of a release of claims, a severance payment equal to the sum of her then-current annual base salary plus an amount equal to the actual bonus paid in the prior year.

In the event that Ms. Cosgel’s employment was terminated by AMC without “cause” or by Ms. Cosgel for “good reason” within one year of a “change in control” (as defined in the employment agreement), Ms. Cosgel would have been entitled to receive the amounts described above; provided, that the employment agreement also provides for a reduction in amounts payable under certain circumstances to the maximum amount that does not trigger the excise tax imposed by Section 4999 of the Code unless Ms. Cosgel would be better off (on an after-tax basis) if she received all payments and benefits and paid all excise and income taxes.

The employment agreement contained 12-month post-employment non-competition and non-solicitation provisions.

Summary of Executive Variable Pay Plan

In the event that a participant under the EVP Plan is terminated for any reason other than retirement, disability, or death, termination by the company without “cause” or the participant is no longer employed by the company or an affiliate due to the participant’s employer ceasing to be a member of the company’s controlled group due to a sale or other transaction that does not constitute a “change in control” (as defined in the EVP Plan), such participant shall not be entitled to receive the EVP Plan award unless otherwise determined by the board in its sole discretion. In the event of retirement, disability, or death, termination by the company without “cause,” or the participant is no longer employed by the company or an affiliate due to the participant’s employer ceasing to be a member of the controlled group due to a sale or other transaction that does not constitute a “change in control” (as defined in the EVP Plan), the participant is entitled to receive a prorated award based on the number of days of participation. The participant must have been an active employee during at least three months of the relevant calendar performance period in order to be eligible to receive the pro-rated award. For additional information about the EVP Plan, see the section entitled “Compensation Discussion and Analysis—Elements of Compensation—Annual Incentive—Plan Structure” beginning on page 15.

Summary of Equity Incentive Plans

Avangrid, Inc. Amended and Restated Omnibus Incentive Plan

At the 2016 annual meeting, shareholders approved the Avangrid, Inc. Omnibus Incentive Plan, which was amended and restated by our board on March 16, 2017, to eliminate the “evergreen” feature so that shareholder approval is required to increase the number of shares available for equity grants under the plan. On February 16, 2021, upon the recommendation of the former compensation, nominating and corporate governance committee, our board of directors unanimously approved an amendment to the plan to increase the individual share limit for equity-based awards under the plan from 250,000 shares to 300,000 shares of company common stock and to make certain additional immaterial administrative changes, which shareholders approved at the 2021 annual meeting. The Omnibus Incentive Plan provides for grants of stock options (both stock options intended to be “incentive stock options” under Section 422 of the Code and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, cash-based awards, and other stock-based or stock-related awards (including performance awards) pursuant to which our common stock, cash, or other property may be delivered. Each award is evidenced by an award agreement, which will govern that award’s terms and conditions. The maximum number of shares allocated to all participants under all subplans of the Omnibus Incentive plan may not exceed 2,500,000 Avangrid shares.

2020 LTIP

PSUs granted under the 2020 LTIP are earned at the end of the two-year performance period to the extent that the company has met the performance goals established by the compensation and nominating committee. Earned PSUs then vest and are paid in the company’s shares of common stock over an additional three-year period, provided the participant remains employed by the company or any affiliate through the applicable payment date. The 2020 LTIP has a term of five years, within which the period between financial years 2021 and 2022 is the period for evaluation of achievement of the performance goals and the period between financial years 2023 and 2025 is the payment period.

In the event that a participant under the 2020 LTIP is terminated for any reason other than death, disability, retirement, resignation to serve with and continued service with an affiliate of the company, resignation for “good reason,” or termination by the company without “cause” (all as defined in the 2020 LTIP) prior to the payment date, such participant shall not be entitled to receive the outstanding unvested awards. In any of these events, the participant is entitled to a prorated award based on the number of days of participation, subject to the objectives having been achieved and certain other conditions having been fulfilled. PSUs will be payable in shares of the company’s common stock. If there is a change in control during the three-year payment period that constitutes a “change in control event” as defined in Treasury Regulation Section 1.409A-3(i)(5)(i), then all outstanding PSUs will vest based on the actual performance levels achieved at the end of the performance period and accelerate payment of shares of common stock in respect of such PSUs.

For additional information about the 2020 LTIP, see the section entitled “Compensation Discussion and Analysis—Elements of Compensation—Long Term Incentive” beginning on page 19.

2023 LTIP

PSUs granted under the 2023 LTIP are earned at the end of the three-year performance period to the extent that the company has met the performance goals established by the compensation and nominating committee. Earned PSUs then vest and are paid in the company’s shares of common stock over an additional three-year period, provided the participant remains employed by the company or any affiliate through the applicable payment date. The 2023 LTIP has a term of six years, within which the period between financial years 2023 and 2025 is the period for evaluation of achievement of the performance goals and the period between financial years 2026 and 2028 is the payment period.

In the event that a participant under the 2023 LTIP is terminated for any reason other than death, disability, retirement, resignation to serve with and continued service with an affiliate of the company, resignation for “good reason,” or termination by the company without “cause” (all as defined in the 2023 LTIP) prior to the payment date, such participant shall not be entitled to receive the outstanding unvested awards. In any of these events, the participant is entitled to a prorated award based on the number of days of participation, subject to the objectives having been achieved and certain other conditions having been fulfilled. PSUs will be payable in shares of the company’s common stock. If there is a change in control during the three-year payment period that constitutes a “change in control event” as defined in Treasury Regulation Section 1.409A-3(i)(5)(i), then all outstanding PSUs will vest based on the actual performance levels achieved at the end of the performance period and accelerate payment of shares of common stock in respect of such PSUs.

For additional information about the 2023 LTIP, see the section entitled “Compensation Discussion and Analysis—Elements of Compensation—Long Term Incentive” beginning on page 19.

Phantom Units

Phantom Share Units (“Phantom Units”), which represent the right to receive the value of a share of common stock in cash, were granted to Mmes. Stempien and Cosgel and Messrs. Mahoney and Miranda Soto under the Omnibus Incentive Plan. On February 15, 2022, Mr. Mahoney was granted 3,000 Phantom Units that vest in four equal installments on August 15, 2022, February 15, 2023, on August 15, 2023, and February 15, 2024, respectively. On February 16, 2023, Mmes. Stempien and Cosgel and Messrs. Mahoney and Miranda Soto were granted 8,000, 4,500, 8,000, and 8,000 Phantom Units, respectively, that vest in three equal installments on February 16, 2024, February 16, 2025, and February 15, 2026, respectively. Due to her retirement on November 24, 2023, Ms. Cosgel forfeited her Phantom Units.

Restricted Stock Units

Restricted Stock Units (“RSUs”) which represent the right to receive a share of common stock, were granted in conjunction with the employment agreements for Messrs. Azagra Blázquez and Arriola and Ms. Stempien. Prior to vesting and the provisions of the RSU award agreement that the executive must be present at the time of vesting. On March 15, 2021, Ms. Stempien upon hire received a grant of 5,000 RSUs under the Omnibus Incentive Plan. The RSUs vested in full on March 1, 2023. On June 6, 2022, Mr. Azagra Blázquez received a grant of 25,000 RSUs that vested in two equal installments on January 10, 2023 and January 9, 2024.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning unvested stock and equity incentive plan awards outstanding as of December 31, 2023, for each NEO:

Named Executive Officer	Plan Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units That Have Not Vested ($)	Equity Incentive Plan Awards: Numbers of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(1) ($)
Pedro Azagra Blázquez	2020 LTIP(1)	June 6, 2022	21,064	682,684	—	—
	2023 LTIP(1)	April 12, 2023	—	—	250,000	8,102,500
	RSU(2)	June 6, 2022	13,430	435,266	—	—
Justin Lagasse	2020 LTIP(1)	Dec 23, 2022	650	21,067	—	—
	2020 LTIP(1)	Sep 9, 2021	780	25,280	—	—
	2020 LTIP(1)	Feb 15, 2021	1,426	46,217	—	—
	2023 LTIP(1)	July 20, 2023	—	—	20,000	648,200
Catherine Stempien	2020 LTIP(1)	March 15, 2021	32,500	1,053,325	—	—
	2023 LTIP(1)	April 12, 2023	—	—	75,000	2,430,750
	Phantom Units(3)	February 16, 2023	8,000	259,280	—	—
R. Scott Mahoney	2020 LTIP(1)	February 15, 2021	18,200	589,862	—	—
	2023 LTIP(1)	April 12, 2023	—	—	42,000	1,361,220
	Phantom Units(3)	February 15, 2022	750	24,308	—	—
	Phantom Units(3)	February 16, 2023	8,000	259,280	—	—
Jose Antonio Miranda Soto	2020 LTIP(1)	Sep 13, 2021	9,880	320,211	—	—
	2023 LTIP(1)	April 12, 2023	—	—	60,000	1,944,600
	Phantom Units(3)	February 16, 2023	8,000	259,280	—	—
Patricia Cosgel	2020 LTIP(1)	February 15, 2021	4,731	153,332	—	—
	2020 LTIP(1)	June 29, 2023	3,654	118,426	—	—

(1)	Number of PSUs represents actual number of units earned based on performance described under “Compensation Discussion and Analysis—Details of Each Element of Compensation—Long Term Incentive.”
(2)	Mr. Azagra Blázquez’s RSU grant vested in two equal installments on January 10, 2023 and January 9, 2024.
(3)

Number of Phantom Units represents the remaining Phantom Award Units awarded, as further described under “Compensation Discussion and Analysis—Details of Each Element of Compensation—Long Term Incentive.” Phantom Units granted in 2022 are paid in cash and vest in four equal tranches in 2022, 2023, and 2024, subject to the participant’s continued employment on each payment date, as follows: (i) August 15, 2022, (ii) February 15, 2023, (iii) August 15, 2023, and (iv) February 15, 2024. Phantom Units granted in 2023 are paid in cash and vest in three equal tranches in 2024, 2025, and 2026, subject to the participant’s continued employment on each payment date, as follows: (i) February 16, 2024, (ii) February 16, 2025, and (iii) February 16, 2026.

Stock Vested

The following table provides information concerning vesting of stock awards during 2023 for each NEO:

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(1) ($)
Pedro Azagra Blázquez(2)(4)	23,291	980,378
Justin Lagasse(2)	1,430	57,028
Catherine Stempien(2)(4)	21,694	855,516
R. Scott Mahoney(2)(3)	10,600	419,383
Jose Antonio Miranda Soto(2)	4,940	197,007
Patricia Cosgel(2)	4,193	167,217

(1)	Represents the aggregate dollar amount realized upon vesting computed by multiplying the number of shares of stock by the fair market value on the vesting date.
(2)	Represents the first installment of PSUs that vested on March 21, 2023 and were distributed on June 30, 2023 and were paid pursuant to the 2020 LTIP.
(3)	Represents Phantom Units that vested on February 15, 2023 and August 15, 2023 and were paid in cash.
(4)	For Mr. Azagra Blázquez, RSUs vested on January 10, 2023 and, for Ms. Stempien, RSUs vested on March 1, 2023.

Pension Benefits

The following table sets forth information as to the NEOs regarding payments or other benefits at, following or in connection with retirement:

Named Executive Officer	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Pedro Azagra Blázquez(1)	—	—	—	—
Justin Lagasse(1)	—	—	—	—
Catherine Stempien(1)	—	—	—
R. Scott Mahoney(2)	CMP Pension Plan	24.58	1,216,176	—
	Energy East Excess Plan	24.58	2,273,967	—
Jose Antonio Miranda Soto(1)	—	—	—	—
Patricia Cosgel(1)	—	—	—	—

(1)	Messrs. Azagra Blázquez, Lagasse, and Miranda Soto and Ms. Stempien and Ms. Cosgel are not eligible for participation in company pension plans.
(2)

Annuities and lump sums are valued using the December 31, 2022 U.S. GAAP disclosure assumptions, specifically (i) a 5.21% discount rate for the CMP Pension Plan, and a 5.31% discount rate for the Energy East Excess Plan, and (ii) PRI-2012 with full generational mortality projected with mortality improvement scale 2021 (“MP 2020”) for the CMP Pension Plan and PRI-2012 white collar with full generational mortality projected with scale MP 2020 for the Energy East Excess Plan. For a description of the calculation of present value of the accumulated benefit, see Note 17 – Post-retirement and Similar Obligations of our consolidated financial statements for the fiscal year ended December 31, 2023 included in our Original Form 10-K.

R. Scott Mahoney

Mr. Mahoney participates in the Retirement Income Plan Non-Union Employees of CMP (the “CMP Pension Plan”), a defined benefit pension plan of Avangrid’s subsidiary intended to be qualified under Section 401(a) of the Code. Employees who have reached age 21 are eligible to participate in the CMP Pension Plan, provided, however, that no new employees are eligible to participate after January 1, 2014. The amount of monthly retirement benefit payable to a participant beginning at age 65 is calculated based on a participant’s years of service and monthly average of the participant’s highest 60 consecutive calendar months of basic earnings during the 120-month period ending in the month in which the participant’s service termination date occurs. The normal form of benefit is a single life annuity for unmarried participants and a 50% contingent annuity for married participants, provided that the participant may elect other forms of actuarially equivalent benefits including a joint and survivor annuity. Participants eligible for early retirement will receive a reduced basic annual benefit upon such early retirement after attaining age 55. Benefits are unreduced at age 62 for participants with at least five years of service.

Mr. Mahoney also participates in the Energy East Corporation ERISA Excess Plan (the “Energy East Excess Plan”), which increases retirement benefits available to certain executives beyond those currently provided by the tax qualified defined benefit plans due to limitation under the Code on the amount of benefit that can be accrued and the amount of compensation that can be used to calculate benefits. The benefit payable under the Energy East Excess Plan is generally (i) the benefit payable at date of commencement as a straight life annuity specified by the qualified defined benefit pension plan the executive participates minus (ii) the benefit payable at date of commencement as a straight life annuity under the qualified defined benefit pension plan the executive participates in. Upon separation from service, retirement, or disability, a participant will receive a benefit payable in the form of an actuarially equivalent lump sum. Any portion of the actuarially equivalent lump sum benefit attributable to the eligibility, compensation, and service after December 31, 2004 may be delayed until the earlier of (i) the beginning of the seventh month following the month of the participant’s separation from service (due to termination of employment or retirement) or (ii) death. Assets for the Energy East Excess Plan are in a rabbi trust.

Benefit accruals under the CMP Pension Plan and the Energy East Excess Plan were frozen effective June 30, 2022, and instead of future benefit accruals, the Company provides an enhanced 401(k) match formula increasing the current 401(k) plan match from 50% of 8% of each eligible employee’s compensation to 150% of 8% of each eligible employee’s compensation effective July 1, 2022.

Nonqualified Deferred Compensation

The following table sets forth information as to the NEOs regarding defined contribution or other plans that provide for the deferral of compensation on a basis that is not tax-qualified:

Name(1)	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year (2) ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance Last Fiscal Year ($)
Pedro Azagra Blázquez
Justin Lagasse
Catherine Stempien	94,393	—	37,130		245,330
R. Scott Mahoney	748,646	111,326	240,582		2,678,615
Jose Antonio Miranda Soto
Patricia Cosgel	—	—	(31,283)		242,987

(1)	Messrs. Azagra Blázquez, Miranda Soto, and Lagasse did not participate in any non-qualified deferred compensation plan sponsored by the Company or a subsidiary.
(2)

Earnings on these accounts are not included in any other amounts in the tables included in this Annual Report, as the amounts of the NEOs’ earnings represent the general market gains on investments and are not amounts or rates set by the Company for the benefit of the NEOs.

Potential Payments upon Termination or Change in Control

The amount of compensation payable to each NEO in the event of a termination of employment, or a change in control, on December 31, 2023, is described below under “Quantification of Potential Payments upon Termination or Change in Control.” For additional explanation of payments under the various termination scenarios, see “Summary of Employment Agreements.”

Quantification of Potential Payments upon Termination or Change in Control

The following table sets forth potential benefits that each NEO would be entitled to receive in the event that the executive’s employment with us is terminated for any reason, including (i) without good reason, (ii) termination without cause, (iii) resignation with good reason, (iv) termination without cause or resignation with good reason, in each case in connection with a change in control, and (v) in the event of a change in control without termination or death or disability. The amounts shown in the table are the amounts that would have been payable under existing plans and arrangements if the NEO’s employment had terminated, and/or a change in control occurred on December 31, 2023.

“Cash Compensation” includes payments of salary, bonus, severance, or death benefit amounts payable in the applicable scenario. The actual amounts that would be payable in these circumstances can only be determined at the time of the executive’s termination or a change in control and accordingly, may differ from the estimated amounts set forth in the table below.

Named Executive Officer	Resignation by Executive Without Good Reason ($)	Termination by Company Without Cause ($)	Resignation by Executive with Good Reason ($)	Termination by Company Without Cause, or Resignation by Executive with Good Reason, in Connection with Change in Control ($)	Change in Control Without Termination ($)	Death/ Disability ($)
Pedro Azagra Blázquez
Cash Compensation(1)	1,943,500	4,600,000	4,600,000	4,600,000	—	1,943,500
Long-Term Incentive(3)	3,818,783	3,818,783	3,818,783	5,169,200	682,684	3,818,783

TOTAL	5,762,383	8,418,783	8,418,783	9,769,200	682,684	5,762,383

Justin Lagasse
Cash Compensation(1)	—	—	—	—	—	—
Long-Term Incentive(3)	—	308,631	308,631	416,664	92,564	308,631

TOTAL	—	308,631	308,631	416,664	92,564	308,631

Catherine Stempien
Cash Compensation(1)	740,454	1,829,454	1,829,454	2,178,000	—	740,454
Health and Welfare Benefits(2)	—	28,979	28,979	28,979	—	—
Long-Term Incentive(3)	—	1,863,575	1,863,575	2,527,980	1,053,525	2,122,855

TOTAL	740,454	3,722,008	3,722,008	4,734,959	1,053,525	2,863,309

R. Scott Mahoney
Cash Compensation(1)	—	1,148,255	1,148,255	1,148,255	—	—
Long-Term Incentive(3)	1,327,190	1,043,602	1,043,602	1,554,060	589,862	1,327,190

TOTAL	1,327,190	2,191,857	2,191,857	2,702,315	589,862	1,327,190

Jose Antonio Miranda Soto
Cash Compensation(1)	—	984,380	984,380	984,380	—	—
Long-Term Incentive(3)	—	968,411	968,411	1,551,791	320,211	1,227,691
TOTAL	—	1,952,791	1,952,791	2,536,171	320,211	1,227,691

Patricia Cosgel
Cash Compensation(1)(4)	371,922	—	—	—	—	—
Long-Term Incentive(3)	271,758	—	—	—	—	—

TOTAL	643,680	—	—	—	—	—

(1)	See “—Summary of Employment Agreements” and “Non-Qualified Deferred Compensation.”
(2)	Amounts shown reflect the value of the additional benefit Ms. Stempien would receive in the event of a termination per her employment agreement.
(3)

See “—Summary of Equity Incentive Plans—2020 LTIP”, “—Summary of Equity Incentive Plans—2023 LTIP”, “—Summary of Equity Incentive Plans—Phantom Units”, “—Summary of Equity Incentive Plans—Restricted Stock Units”.

(4)	Includes certain amounts paid to Ms. Cosgel in connection with her retirement.

CEO Pay Ratio

We believe our executive compensation program must be internally consistent and equitable and be designed to attract, retain, and motivate the most qualified professionals, in order to enable us to attain our strategic objectives. For 2023, the annual total compensation of Mr. Azagra Blázquez was $10,689,792, as shown in the Summary Compensation Table beginning on page 23 (the “CEO Compensation”), which reflects annual base salary and 2023 EVP payout, in addition to the sign-on bonus, grants of RSUs and PSUs, company 401(k) contributions, and relocation expenses. The annual total compensation of our median employee was $122,442. We reasonably estimate, based on the calculations described below consistent with Item 402(u) of Regulation S-K, that the ratio of the CEO Compensation to the total compensation of our median employee was 87:1.

On December 31, 2023, our measurement date for the employee population, we had 7,999 employees (whether employed on a full-time, part-time, or seasonal basis), all of whom were located in the United States. We identified the median employee using W-2 compensation as our consistently applied measure, which consisted of total cash compensation paid during 2023 and excluded any long-term incentive awards granted in 2023 for all individuals. We identified this payment information for all employees who were employed by us on the December 31, 2023 measurement date. These results were then ranked, excluding the CEO, from lowest to highest, and the median employee was identified. After identifying the median employee, we calculated annual total compensation for such employee in accordance with the rules applicable to the Summary Compensation Table.

Because the SEC rules for identifying the median of the annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their employee population and practices, the pay ratio reported by other companies may not be comparable to the pay ratio for our company.

Director Compensation

Members of the board who are not employees of Avangrid (“non-employee directors”) received compensation for their board service, which is reviewed annually by the compensation and nominating committee and the board. For 2023, the board determined the form and amount of non-employee director compensation described below. In 2023, non-employee directors received an annual cash retainer of $170,000. In 2023, the chair of the board of directors received an additional cash retainer of $70,000 and the vice chair of the board received an additional annual cash retainer of $40,000; the chair of each of the audit committee, compensation and nominating committee, governance and sustainability committee, and the unaffiliated committee received an additional cash retainer of $40,000; and each non-employee director that was a member of one or more committees of the board received an additional cash retainer of $30,000. All retainers are paid in quarterly installments. The following table shows information regarding the compensation earned during 2023 by each non-employee director serving on the board during 2023.

Name	Fees Earned or Paid in Cash ($)	Total ($)
Ignacio S. Galán	240,000	240,000
John Baldacci	240,000	240,000
Daniel Alcain Lopéz	170,000	170,000
Pedro Azagra Blázquez(1)	0	0
María Fátima Báñez García	240,000	240,000
Robert Duffy	240,000	240,000
Patricia Jacobs	200,000	200,000
Teresa Herbert	200,000	200,000
John Lahey	240,000	240,000
Santiago Martínez Garrido	200,000	200,000
José Sáinz Armada	200,000	200,000
Alan Solomont	240,000	240,000
Camille Joseph Varlack(2)	0	0

(1)	Mr. Azagra Blázquez is the Company’s Chief Executive Officer and did not receive any additional compensation for his service as a member of the board.
(2)	Ms. Varlack waived all compensation in 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to the company regarding the beneficial ownership of its common stock as of April 23, 2024, by (i) each person known by the company to be the beneficial owner of more than 5% of the outstanding shares of its common stock, (ii) each of our directors and nominees, (iii) each of our NEOs, and (iv) all of our executive officers and directors serving as of April 23, 2024, as a group.

The amounts and percentages of shares beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days or, in the case of our directors or executive officers, upon termination of service other than for death, disability, or involuntary termination. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage.

Unless otherwise stated, the address of each director, NEO, and other executive officer is c/o Avangrid, Inc., 180 Marsh Hill Road, Orange, Connecticut 06477. The persons listed below have sole voting and investment power as to all shares indicated unless otherwise noted.

Name	Total number of shares beneficially owned and nature of beneficial ownership(2)	Percent of outstanding shares of common stock owned	Of total number of shares beneficially owned, number of deferred shares
Iberdrola, S.A(1)	315,659,357	81.6	—
Ignacio S. Galán	106,400	*	—
John Baldacci	350	*	—
Daniel Alcain Lopéz	2,654	*	—
María Fátima Báñez García	—	—	—
Pedro Azagra Blázquez	54,568	—	—
Agustín Delgado Martín	—	—	—
Robert Duffy	—	—	—
Teresa Herbert	1,000	*	—
Patricia Jacobs	—	—	—
Justin Lagasse	3,370	*	—
John Lahey	96,569	*	74,521
Scott Mahoney	15,032	*	—
Santiago Martínez Garrido	—	—	—
José Sáinz Armada	—	—	—
Alan Solomont	10,605	*	—
Catherine Stempien	40,253	*	—
Patricia Cosgel(3)	22,756	*	4,765
Jose Antonio Miranda Soto	11,728	*	—
Camille Joseph Varlack	—	—	—

All directors and executive officers as a group (18 persons)(4)	342,529	*	74,521

*	The percentage of shares beneficially owned by such director, NEO or group does not exceed one percent of the outstanding shares of common stock.
(1)

Information with respect to Iberdrola, S.A. was obtained from a Schedule 13G/A filed with the SEC on February 7, 2022. Iberdrola, S.A.’s address is c/o Avangrid, Inc., 180 Marsh Hill Road, Orange, Connecticut 06477.

(2)	Amounts include 55,680 PSUs granted under the 2020 LTIP that have vested and are payable in shares of Avangrid common stock by June 28, 2024.
(3)	Because Ms. Cosgel has retired as Senior Vice President - Chief Financial Officer, this information is based on the Form 4 filed with the SEC on July 5, 2023.
(4)	Includes all of our current directors and executive officers.

Equity Compensation Plan Information

The following table shows information relating to the number of shares authorized for issuance under the company’s equity compensation plans as of December 31, 2022, including the legacy UIL Holdings Corporation Deferred Compensation Plan, which was an equity compensation plan assumed by us (and which was not subsequently voted on by our shareholders) in connection with our acquisition of UIL in December 2015, and subsequently merged into the Avangrid Deferred Compensation Plan effective July 1, 2020.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (column (a))		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans
Approved by shareholders of Avangrid	1,459,291	(2)	—	1,040,709
Not approved by shareholders of Avangrid(1)	103,889	(3)	—	—

Total	1,563,180		—	1,040,709

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

(2)

Represents PSUs and RSUs to be issued upon satisfaction of applicable performance and service requirements: a) 677,752 PSUs were earned under the 2022 LTIP based on performance during the 2021-2022 performance measurement period. The first installment was paid in June 2023, and remaining will be payable in March 2024 and 2025; and b) during 2023, a total of 1,067,500 PSUs were granted under the 2023 LTIP with achievement measured based on certain performance and market-based metrics for the 2023 to 2025 performance period. The PSUs will be payable in three equal installments in 2026, 2027 and 2028.

(3)	Includes shares of deferred restricted stock to be issued upon satisfaction of applicable service requirements.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Review, Approval, or Ratification of Transactions with Related Persons

The board has adopted a written policy for approval of transactions in which Avangrid was, is, or will be a participant and in which its directors, director nominees, executive officers, greater than 5% beneficial owners, and each of their respective immediate family members has or will have a direct or indirect material interest, where the amount involved in the transaction exceeds or is expected to exceed $120,000. A copy of this policy, the related party transaction policy, is available in the Corporate Governance section on the company’s website at www.avangrid.com. The policy provides that the audit committee reviews all transactions subject to the policy (other than transactions between Avangrid and/or one of its subsidiaries, on the one hand, and Iberdrola, S.A. and/or its affiliates, on the other hand, which are subject to review by the unaffiliated committee pursuant to the Shareholder Agreement) and determines whether or not to approve or ratify those transactions. In addition, the audit committee has delegated authority to the chair of the audit committee to pre-approve or ratify transactions under certain circumstances. The policy prohibits any director from participating in any review, discussion, consideration, or approval of any transaction subject to the policy for which such director or his or her family member is a related party, except that such director is required to provide all material information concerning the interested transaction to the audit committee. In reviewing the transactions subject to the policy, the audit committee, or the chair of the audit committee, as applicable, considers among other factors it deems appropriate:

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

Certain Relationships and Related Party Transactions

Relationship with Iberdrola, S.A.

Iberdrola, S.A. currently directly holds 81.6% of the outstanding shares of Avangrid common stock. As the company’s controlling shareholder, Iberdrola, S.A. continues to exercise significant influence over Avangrid, including the composition of our board and any action requiring the approval of our shareholders. Transactions with Iberdrola, S.A. relate predominantly to pass-through charges of corporate services/management fees. These corporate services are entered into on an arm’s length basis and are aimed at maximizing our operating efficiency in an efficient and flexible service model. The corporate services are provided at market quality, and subject to audit and dispute resolution procedures.

The Shareholder Agreement

On December 16, 2015, we completed the acquisition of UIL pursuant to a merger agreement. In connection with the transaction, we entered into the Shareholder Agreement on December 16, 2015 with Iberdrola, S.A. The Shareholder Agreement sets forth certain governance arrangements and contains various provisions relating to, among other things, representation on our board, minority protections that limit the disposal or transfer of shares of the company by Iberdrola, S.A., registration rights, preemptive rights, and the requirements for the approval of affiliate transactions and business opportunities, which are described in more detail below.

•

The Shareholder Agreement provides that the company have at least four “independent” directors (as defined in the Shareholder Agreement), provided that Mr. Baldacci may be deemed an independent director for this purpose. Additionally, in the event of the resignation, removal, or death of Mr. Baldacci (or his respective replacement on the board) decides not to stand for reelection to our board or is otherwise unable or unwilling to serve on our board, Iberdrola, S.A. will nominate a person to serve on our board of directors who qualifies as an independent director pursuant to the rules of the NYSE and applicable law.

•

The Shareholder Agreement provides that the board must establish an unaffiliated committee made up of “independent” directors (as defined in the Shareholder Agreement). Under the Shareholder Agreement, a director is considered “independent” if they are independent under the rules of NYSE with respect to Avangrid, and would be independent under the rules of NYSE with respect to Iberdrola, S.A. if they were a director of Iberdrola, S.A. The unaffiliated committee is responsible for, among other things, reviewing and authorizing transactions between Avangrid and/or one of its subsidiaries, on the one hand, and Iberdrola, S.A. and/or its affiliates, on the other hand.

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

•

The Shareholder Agreement includes provisions relating to the approval of transactions with Iberdrola, S.A. and its affiliates. The services provided by Iberdrola, S.A. or its affiliates to us and our subsidiaries and joint ventures at completion of the acquisition are provided by Iberdrola, S.A. or its affiliates at a cost to us not higher than the cost reflected in the expenses shown in our 2014 International Financial Reporting Standards (“IFRS”) audited consolidated financial statements, except (i) in the case of ordinary course, market adjustments of such costs made on an arms’ length basis, or (ii) as otherwise approved by the majority of the members of the unaffiliated committee. Furthermore, we do not intend to enter into any transaction between, or involving, Iberdrola, S.A. or any of its subsidiaries or controlled joint ventures, on the one hand, and us or our subsidiaries or controlled joint ventures, on the other hand, unless the transaction is both approved by a majority of members of the unaffiliated committee and entered into on an arms’ length basis.

•

The Shareholder Agreement permits Iberdrola, S.A. and its affiliates to conduct business that may be competitive with our business, while restricting actions by Iberdrola, S.A. and its controlled affiliates that could interfere with the ability of our executive officers to conduct the company’s business. Pursuant to the Shareholder Agreement, we recognize and acknowledge that Iberdrola, S.A. and its affiliates own, engage, or participate in businesses and business activities that compete, or may compete, with our business and the business of our subsidiaries. We acknowledge and agree that neither the execution of the merger agreement, Shareholder Agreement, or the completion of any transactions contemplated thereby will preclude or limit Iberdrola, S.A. and its affiliates from, directly or indirectly, owning, engaging, or participating in any business or business activity at any time and in any geographical location, including such businesses or business activities that compete, or may compete, with our business or the business activities of our subsidiaries or any of their respective businesses.

•

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

Any amendments to the Shareholder Agreement requires prior approval of both our board and a majority of the members of the unaffiliated committee. The Shareholder Agreement will remain in effect as long as Iberdrola, S.A. owns more than 20% of the outstanding voting stock of the company. Following any termination of the Shareholder Agreement, Iberdrola, S.A. will have one demand registration right, subject to customary limitations and exceptions, and piggyback registration rights with respect to any registration proposed by the company, subject to customary “cut back” provisions. The laws of the State of New York will govern the Shareholder Agreement as long as we remain a New York corporation. If we are redomiciled to Delaware, the laws of the state of Delaware will govern the Shareholder Agreement.

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

By entering into the 2016 framework agreement via the 2016 declaration of acceptance, any previous framework agreements between us and Iberdrola, S.A. were terminated by operation of law. The framework agreement covers any services provided by Iberdrola, S.A. as of January 1, 2016, and remains in force as long as we and/or our subsidiaries continue to operate as a subsidiary of Iberdrola, S.A. in accordance with the provisions of Article 42 of the Spanish Commercial Code. As soon as Avangrid or any of our subsidiaries ceases to be a subsidiary of Iberdrola, S.A., the contractual relationship under the framework agreement will be terminated between such Avangrid entity and Iberdrola, S.A. This declaration of acceptance remains in force under the same terms unless any ground for termination of the framework agreement arises.

Under the framework agreement, Iberdrola, S.A. must provide the relevant services pursuant to standard market conditions. Iberdrola, S.A. cannot receive financial or other types of consideration on a more favorable basis than what a third party in a substantially similar circumstance would receive. Iberdrola, S.A. must provide the relevant services in a manner that will not impair our decision-making capacity, while we must provide accurate and complete information to Iberdrola, S.A. to enable Iberdrola, S.A. to effectively provide the relevant services. Iberdrola, S.A. must provide the relevant services with a level of expertise, care, and diligence that a company providing these services on the open market would provide. We assume any liability that may derive from damage or losses attributable to the instructions or information provided to Iberdrola, S.A.; provided that Iberdrola, S.A. will only be liable for non-performance, defective performance, or negligence. Iberdrola, S.A. is also required to notify us before December 31 of each year regarding the estimated price for each service contracted for the following year.

The framework agreement contains provisions relating to confidentiality, requiring each party to safeguard all information received by the other under the framework agreement. The framework agreement is governed by the laws of Spain and contains arbitration provisions for purposes of dispute resolution. The framework agreement cannot be modified or assigned without our prior written consent or the prior written consent of Iberdrola, S.A. We made payments to Iberdrola, S.A. pursuant to the framework agreement in the approximate amount of $30.1 million for the year ended December 31, 2023.

Agreements Related to Liquidity Resources and Guarantee and Support

We manage our overall liquidity position as part of the broader Iberdrola group of companies and, on December 1, 2017, entered into a customer liquidity agreement (the “Customer Liquidity Agreement”) with Bank of America, National Association (“BOA”), Iberdrola, S.A., Iberdrola Mexico, S.A. de C.V., and Scottish Power Ltd. Under the Customer Liquidity Agreement, the participants, including Avangrid, may deposit funds with or borrow from BOA, provided that the balance of funds deposited less funds borrowed by all participants in the aggregate is not less than zero. Deposits are available for next day withdrawal. Simultaneous with entry into the Customer Liquidity Agreement, Avangrid and Iberdrola, S.A. entered into an indemnification agreement pursuant to which Iberdrola, S.A. has agreed to indemnify Avangrid against all damages, charges, costs, fees, and other expenses that the company or its subsidiaries may incur arising out of the deposits or borrowings by Iberdrola, S.A., or by the subsidiaries or affiliates of Iberdrola, S.A., other than Avangrid or its subsidiaries pursuant to the Customer Liquidity Agreement. Deposit amounts, if any, are reflected in our consolidated balance sheet under cash and cash equivalents. There was no balance under this agreement on December 31, 2023.

On June 18, 2018, Avangrid entered into a credit facility with Iberdrola Financiacion, S.A.U., a member of the Iberdrola group. The facility matured on June 18, 2023, and had a limit of $500 million. On July 19, 2023, we replaced this credit facility with an increased limit of $750 million and maturity date of June 18, 2028. Avangrid pays a quarterly facility fee of 22.5 basis points (rate per annum) on the facility based on Avangrid’s current Moody’s and S&P ratings for senior unsecured long-term debt. As of December 31, 2023, Avangrid has not borrowed any amounts under this credit facility.

On December 31, 2023, Avangrid sent a notice to PNM Resources, Inc., a New Mexico corporation (“PNMR”), terminating the previously announced Agreement and Plan of Merger (as amended by the Amendment to Merger Agreement dated January 3, 2022, Amendment No. 2 to the Merger Agreement dated April 12, 2023 and Amendment

No. 3 to the Merger Agreement dated June 19, 2023 (“Merger Agreement”)), pursuant to which NM Green Holdings, Inc. a New Mexico corporation and wholly-owned subsidiary of the corporation (“Merger Sub”), agreed to merge with and into PNMR (“Merger”), with PNMR surviving the Merger as a direct wholly-owned subsidiary of Avangrid. A description of the Merger Agreement was included in the Current Reports on Form 8-K filed by Avangrid on October 21, 2020, January 3, 2022, April 12, 2023, and June 20, 2023, and is incorporated herein by reference.

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

The Merger was conditioned, among other things, upon the receipt of certain required regulatory approvals, including the approval of the New Mexico Public Regulation Commission (“NMPRC”), and provided that the Merger Agreement may be terminated by either Avangrid or PNMR if the closing of the Merger shall not have occurred by 5:00 PM New York City Time on December 31, 2023 (“End Date”). Because the required approval of the NMPRC was not received by the End Date and the conditions to the closing of the Merger were thus not satisfied by the End Date, Avangrid exercised its right to terminate the Merger Agreement. No termination penalties were incurred by either party in connection with the termination of the Merger Agreement. No termination penalties were incurred by either party in connection with the termination of the Merger Agreement. The Funding Commitment Letter and related Side Letter Agreement terminated automatically upon termination of the Merger Agreement.

On December 14, 2020, Avangrid entered into an intra-group loan agreement with Iberdrola (the “Intra-Group Loan Agreement”), which provides the company with an unsecured subordinated loan in an aggregate principal amount of $3,000,000,000. The loan bears interest until June 15, 2021, at a rate per annum equal to 0.20%, which shall increase one (1) basis point each month following the first month of the term of the Intra-Group Loan Agreement up to a maximum interest rate of 0.25% per annum, and from June 16, 2021 until the loan and any accrued and unpaid interest is repaid in its entirety, at Avangrid’s equity cost of capital as published by Bloomberg. Interest is payable on a monthly basis in arrears. Avangrid is required to repay the loan in full upon certain equity issuances by Avangrid in which Iberdrola participates or a change of control. In addition, on or after June 15, 2021, upon five business days’ notice to Iberdrola, Avangrid may voluntarily repay the loan and any accrued and unpaid interest, in whole or in part, without prepayment premium or penalty if there is a change in Avangrid’s business plan and Avangrid determines that the loan is no longer required. The Intra-Group Loan Agreement was repaid with proceeds of the Private Placement Shares described below.

On May 12, 2021, Avangrid entered into a share purchase agreement (the “Hyde Purchase Agreement”) with Hyde Member LLC (“Hyde”), a Delaware limited liability company and wholly owned subsidiary of Qatar Investment Authority, to issue and sell to Hyde in a private placement (the “Hyde Private Placement”) approximately $740,000,000 of Avangrid’s common stock (the “Hyde Placement Shares”), at the purchase price of $51.40 per share (which was the closing price of the shares of the Common Stock on the New York Stock Exchange as of May 11, 2021) (the “Purchase Price”). Also on May 12, 2021, Avangrid entered into a share purchase agreement with Iberdrola (the “Iberdrola Purchase Agreement” and, together with the Hyde Purchase Agreement, the “Purchase Agreements”), to issue and sell to Iberdrola in a private placement (the “Iberdrola Private Placement” and, together with the Hyde Private Placement, the “Private Placements”) approximately $3,260,000,000 of Avangrid’s common stock (the “Iberdrola Placement Shares” and, together with the Hyde Placement Shares, the “Private Placement Shares”) at the Purchase Price.

On May 18, 2021, Avangrid closed the sale of the Hyde Placement Shares pursuant to the Hyde Purchase Agreement and the sale of the Iberdrola Placement Shares pursuant to the Iberdrola Purchase Agreement. In connection with the closing, Avangrid issued 14,396,887 shares of common stock to Hyde in consideration for an aggregate purchase price of approximately $740 million and 63,424,125 shares of common stock to Iberdrola in consideration for an aggregate purchase price of approximately $3.26 billion. Three billion dollars ($3.0 billion) of the proceeds were used to repay the intra-group loan under the Intra-Group Loan Agreement described above. After the effect of the private placements, Iberdrola retained its 81.5% ownership interest in Avangrid.

On April 6, 2022, Avangrid entered into a Deposit Agreement with Iberdrola in which Avangrid can make term deposits to Iberdrola between one day and twelve months at a rate agreed upon by both parties. There were no deposits outstanding under the agreements as of December 31, 2023.

On July 19, 2023, Avangrid entered into a green term loan agreement with Iberdrola Financiación, S.A.U., with an aggregate principal amount of $800 million maturing on July 13, 2033 at an interest rate of 5.45%. There was $800 million outstanding under the agreement as of December 31, 2023.

Other Agreements with Iberdrola, S.A. or its Affiliates

Avangrid and Iberdrola, S.A. or its affiliates are also parties to the following additional agreements that primarily relate to the provision of additional corporate services and the recharge of expenses related to the employment of personnel from Iberdrola, S.A. or its affiliates by the company:

•

A trademark licensing agreement between Avangrid and Iberdrola pursuant to which Iberdrola granted Avangrid a non-exclusive, non-transferable license to use certain Iberdrola trademarks in the conduct of Avangrid’s business. We made payments to Iberdrola pursuant to the trademark licensing agreement in the approximate amount of $13.2 million for the year ended December 31, 2023.

•

An international cost recharge agreement between Scottish Power UK PLC and Avangrid Management Company, LLC (“AMC”) regarding Scottish Power UK PLC employees working full-time in the U.S. No amounts were paid under this agreement for the year ended December 31, 2023.

•

An international pension contributions recharge agreement between Scottish Power UK PLC and Avangrid Service Company, LLC (“ASC”) regarding Scottish Power UK PLC employees working in the U.S. but who remain as contributing members of the UK Final Salary Scheme. No amounts were paid under this agreement for the year ended December 31, 2023.

•

An insurance framework agreement pursuant to which Iberdrola Financiación S.A.U. provides services to the company and certain of its subsidiaries related to the purchase and renewal of insurance policies, which are managed through corporate insurance programs. Each entity is charged an amount corresponding to its share under an established allocation formula. The aggregate amount charged to the company and its subsidiaries was approximately $9 million for the year ended December 31, 2023.

•

A framework agreement for the provision of corporate development services between Iberdrola, S.A. and the company. The amount paid under this agreement was approximately $1.2 million for the year ended December 31, 2023.

•

A service agreement for common support and assistance services between Iberdrola Renovables Energia S.A.U. and Avangrid Renewables. The amount paid under this agreement was approximately $1.4 million for the year ended December 31, 2023.

•

A service agreement for the provision of global energy management business support services between Iberdrola Generación España S.A.U. and Avangrid Renewables. No amounts were paid under this agreement for the year ended December 31, 2023.

•

An agreement for recharge of services relating to international personnel assignments between Scottish Power Renewables (UK) Limited and Avangrid Renewables. The amount paid under this agreement was approximately $1.4 million for the year ended December 31, 2023.

•

An agreement between AMC and Iberdrola, S.A. related to the submission of the company’s IFRS reporting to Iberdrola, S.A. for inclusion in the consolidated financial reporting of the group of companies controlled by Iberdrola, S.A. The amount received under this agreement was approximately $1.1 million for the year ended December 31, 2023.

•	A know-how license agreement between Iberdrola Renovables Energia S.A.U. and Avangrid Renewables. The amount paid under this agreement was approximately $413,050 for the year ended December 31, 2023.

•

A service agreement for the provision of engineering services between Iberdrola Infraestructuras y Servicios de Redes S.A.U. and Avangrid Networks. No amounts were paid under this agreement for the year ended December 31, 2023.

•

A service agreement between Iberdrola Clientes S.A.U. (“Iberdrola Clientes”) and Avangrid Renewables providing for coordination of certain services related to the green hydrogen projects by Iberdrola Clientes to Avangrid Renewables. The amount paid under this agreement was approximately $112,667 for the year ended December 31, 2023.

•

A service agreement between Iberdrola Generación Térmica S.L. (“Iberdrola Generación Térmica”), Iberdrola Operación y Mantenimiento S.A. (“IOMSA”), and Avangrid Renewables providing for certain project building and development services, engineering services, logistics services, and operation and maintenance services to Avangrid Renewables related to green hydrogen projects. No amounts were paid under this agreement for the year ended December 31, 2023.

•

A service agreement between Iberdrola Generación Térmica, IOMSA, and Avangrid Networks providing for certain project building and development services, engineering services, logistics services, and operation and maintenance services to Avangrid Networks related to green hydrogen projects. No amounts were paid under this agreement for the year ended December 31, 2023.

•	An intercompany financing agreement between AMC and Iberdrola, S.A. providing for web services. No amounts were paid under this agreement for the year ended December 31, 2023.

•

A bill of sales and assumption and assignment agreement with Iberdrola Renovables Energia S.A.U. (“IRE”) and an Avangrid Renewables, LLC solar panel supplier to assign all of its rights, title and interest in 220 MWs of solar modules to IRE. Pursuant to this agreement, Avangrid will receive reimbursement of amounts previously paid to the solar supplier for the modules when the title to such modules are transferred to IRE upon deliver to IRE’s delivery location. The amount reimbursed under this agreement was approximately $27.4 million for the year ended December 31, 2023.

•

A service agreement between Avangrid Renewables, LLC and Iberdrola Renovables Del Bajio, S.A. DE C.V. providing supervision, monitoring, support, and guidance to local technicians regarding wind turbines in Mexico. No amounts were received under this agreement for the year ended December 31, 2023.

•

A service agreement between Avangrid Renewables, LLC and Iberdrola Clientes, S.A. to provide industrial decarbonization and project services related to a green hydrogen ammonia plant. The amount paid under this agreement was approximately $111,148 for the year ended December 31, 2023.

•

A collaboration agreement between AMC and Fundacion Iberdrola Espana to provide terms and conditions related to a grant received from the European Union for the Energy for Future project. No amounts were received under this agreement for the year ended December 31, 2023.

Director Independence

Due to Avangrid’s status as a “controlled company,” we rely on certain exemptions from the rules of the NYSE that would otherwise require that our board be comprised of a majority of “independent” directors as defined under the rules of the NYSE. Avangrid is required to have an “independent” audit committee under the NYSE’s listed company requirements.

The board has undertaken a review of the independence of each director nominee. Based on this review, the board has determined that each of Mmes. Báñez García, Herbert, Jacobs, and Joseph Varlack and Messrs. Baldacci, Duffy, Lahey, and Solomont do not have a material relationship with the Avangrid group of companies (either directly or as a partner, shareholder, or officer of an organization that has a relationship with the Avangrid group of companies) and that each of these nominees is “independent” under the rules of the NYSE.

Item 14. Principal Accountant Fees and Services.

Independent Registered Public Accounting Firm Engagement and Fees

The audit committee previously selected KPMG as the company’s independent registered public accounting firm for the year ending December 31, 2024. For the years ended December 31, 2022 and December 31, 2023, Avangrid paid KPMG the following fees for services rendered during each fiscal year:

Audit Fees and Expenses	2023	2022
Audit Fees(1)	$12,925,000	$12,165,000
Audit-Related fees(2)	$40,000	$20,000
Tax Fees(3)	—	—
All Other Fees(4)	—	—

Total Fees and Expenses	$12,965,000	$12,185,000

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

Audit Committee Pre-Approval Policy and Procedures

The audit committee must be informed of and authorize any audit and non-audit services and relationships with our independent registered public accounting firm, consistent with procedures adopted by the audit committee, which must be in compliance with applicable law, regulations, and NYSE rules. In recognition of this responsibility, the audit committee as approved in advance a list of expected audit and permitted non-audit services that our independent registered public accounting firm may provide during the year. The request outlines of each of the services expected to be rendered by category outlined above with the audit committee approving the services by category. The fees are budgeted and the audit committee requires the independent registered public accounting firm to report to the audit committee on any services performed pursuant to this pre-approval since the last meeting. During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated by the original advance approval. The audit committee has delegated pre-approval authority to the committee chair. If such authority is exercised, the committee chair shall report any pre-approval decision to the committee at its next meeting. In conducting reviews of audit and non-audit services, the audit committee will determine whether the provision of such services would impair the independent registered public accounting firm’s independence and will only approve and authorize services that it believes will not impair such firm’s independence. All services rendered by KPMG in 2023 were approved and authorized pursuant to this process.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

104*	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avangrid, Inc.

Date:	April 26, 2024	By:	/s/ Pedro Azagra Blázquez
Pedro Azagra Blázquez
Director and Chief Executive Officer