Form 10-Q
period 2024-06-30
Avangrid, Inc.
filed 2024-07-24
CIK 1634997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of July 23, 2024, the registrant had 386,911,024 shares of common stock, par value $0.01, outstanding.

Avangrid, Inc.
REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2024

GLOSSARY OF TERMS AND ABBREVIATIONS
Unless the context indicates otherwise, the terms “we,” “our” and the “Company” are used to refer to Avangrid, Inc. and its subsidiaries.

2023 Joint Proposal	Joint proposal of NYSEG and RG&E and certain other signatory parties approved by the NYPSC on October 12, 2023, for a three-year rate plan for electric and gas service with effective date November 1, 2023.
AOCI	Accumulated other comprehensive income
ARHI	Avangrid Renewables Holdings, Inc.
ARP	Alternative Revenue Programs
ASC	Accounting Standards Codification
Avangrid	Avangrid, Inc.
BGC	The Berkshire Gas Company
BSEE	U.S. Bureau of Safety and Environmental Enforcement
PBR	Performance-Based Regulation
CAIDI	Customer Average Interruption Duration Index
CfDs	Contracts for Differences
CBP	U.S. Customs and Border Protection
CFIUS	Committee on Foreign Investment in the United States
CL&P	The Connecticut Light and Power Company
CMP	Central Maine Power Company
CNG	Connecticut Natural Gas Corporation
DEEP	Connecticut Department of Energy and Environmental Protection
DIMP	Distribution Integrity Management Program
DOC	Department of Commerce
DPA	Deferred Payment Arrangements
DPU	Massachusetts Department of Public Utilities
EBITDA	Earnings before interest, taxes, depreciation and amortization
ESM	Earnings sharing mechanism
English Station	The former generation site on the Mill River in New Haven, Connecticut
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCC	Federal Communications Commission
FERC	Federal Energy Regulatory Commission
FirstEnergy	FirstEnergy Corp.
Form 10-K	Avangrid, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on February 22, 2024.
HLBV	Hypothetical Liquidation at Book Value
HSR	Hart-Scott-Rodino Antitrust Improvements Act of 1976
IRA	Inflation Reduction Act
Iberdrola	Iberdrola, S.A.
Iberdrola Group	The group of companies controlled by Iberdrola, S.A.
Installed capacity	The production capacity of a power plant or wind farm based either on its rated (nameplate) capacity or actual capacity.
ISO	Independent system operator
Klamath Plant	Klamath gas-fired cogeneration facility located in the city of Klamath, Oregon.
KW	Kilowatts
Merger	The merger with Iberdrola, S.A. and Merger Sub on the terms and subject to the conditions set forth in the Merger Agreement, with Avangrid, Inc. continuing as the surviving corporation and as a wholly-owned subsidiary of Iberdrola.
Merger Agreement	Agreement and Plan of Merger, dated as of May 17, 2024, among Avangrid, Inc., Iberdrola, S.A. and Merger Sub.
Merger Sub	Arizona Merger Sub, Inc., a New York corporation and wholly-owned subsidiary of Iberdrola.
MNG	Maine Natural Gas Corporation
MPUC	Maine Public Utility Commission
MtM	Mark-to-market
MW	Megawatts
MWh	Megawatt-hours
NECEC	New England Clean Energy Connect
Networks	Avangrid Networks, Inc.
Non-GAAP	Financial measures that are not prepared in accordance with U.S. GAAP, including adjusted net income, adjusted earnings per share, adjusted EBITDA and adjusted EBITDA with tax credits.
NRC	Nuclear Regulatory Commission
NYPSC	New York State Public Service Commission
NYSE	New York Stock Exchange
NYSEG	New York State Electric & Gas Corporation
NYSERDA	New York State Energy Research and Development Authority
OCI	Other comprehensive income
PJM	PJM Interconnection, L.L.C.
PURA	Connecticut Public Utilities Regulatory Authority
Renewables	Avangrid Renewables, LLC
RDM	Revenue Decoupling Mechanism
RG&E	Rochester Gas and Electric Corporation
ROE	Return on equity
SAIFI	System Average Interruption Frequency Index
SCG	The Southern Connecticut Gas Company
SEC	United States Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
Tax Act	Tax Cuts and Jobs Act of 2017 enacted by the U.S. federal government on December 22, 2017
TEF	Tax equity financing arrangements
UFLPA	Uyghur Forced Labor Prevention Act
UI	The United Illuminating Company
UIL	UIL Holdings Corporation
Unaffiliated Committee	The Unaffiliated Committee of the board of directors of Avangrid, Inc., comprised solely of independent and disinterested directors
U.S. GAAP	Generally accepted accounting principles for financial reporting in the United States.
VIEs	Variable interest entities

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Avangrid, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(Millions, except for number of shares and per share data)
Operating Revenues	$1,923	$1,587	$4,340	$4,053
Operating Expenses
Purchased power, natural gas and fuel used	429	385	1,153	1,362
Operations and maintenance	819	634	1,611	1,395
Depreciation and amortization	310	285	608	565
Taxes other than income taxes	164	157	360	340
Total Operating Expenses	1,722	1,461	3,732	3,662
Operating Income	201	126	608	391
Other Income and (Expense)
Other income	57	29	111	54
Earnings from equity method investments	5	4	11	6
Interest expense, net of capitalization	(122)	(99)	(247)	(194)
Income Before Income Tax	141	60	483	257
Income tax expense (benefit)	13	9	33	(9)
Net Income	128	51	450	266
Net loss attributable to noncontrolling interests	41	34	70	64
Net Income Attributable to Avangrid, Inc.	$169	$85	$520	$330
Earnings Per Common Share, Basic	$0.44	$0.22	$1.34	$0.85
Earnings Per Common Share, Diluted	$0.44	$0.22	$1.34	$0.85
Weighted-average Number of Common Shares Outstanding:
Basic	387,010,149	386,749,135	386,963,191	386,747,077
Diluted	387,440,241	387,108,271	387,336,593	387,092,223
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(Millions)
Net Income	$128	$51	$450	$266
Other Comprehensive Income (Loss)
Amortization of pension cost, net of income tax of $0 and $1 for the three months ended, respectively, and $0 and $1 for the six months ended, respectively	1	2	1	2
Unrealized (loss) gain from equity method investment, net of income taxes of $(1) and $1 for the three months ended, respectively, and $(1) and $1 for the six months ended, respectively	(2)	6	(2)	5
Unrealized gain during the period on derivatives qualifying as cash flow hedges, net of income taxes of $2 and $12 for the three months ended, respectively, and $17 and $11 for the six months ended, respectively	7	34	46	32
Reclassification to net income of losses on cash flow hedges, net of income taxes $1 and $6 for the three months ended, respectively, and $3 and $24 for the six months ended, respectively	1	15	8	67
Other Comprehensive Income	7	57	53	106
Comprehensive Income	135	108	503	372
Net loss attributable to noncontrolling interests	41	34	70	64
Comprehensive Income Attributable to Avangrid, Inc.	$176	$142	$573	$436
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
As of	2024	2023
(Millions)
Assets
Current Assets
Cash and cash equivalents	$136	$91
Accounts receivable and unbilled revenues, net	1,375	1,588
Accounts receivable from affiliates	5	11
Notes receivable from affiliates	4	4
Derivative assets	79	68
Fuel and gas in storage	173	185
Materials and supplies	331	310
Prepayments and other current assets	419	429
Regulatory assets	801	718
Total Current Assets	3,323	3,404
Total Property, Plant and Equipment ($2,601 and $2,643 related to VIEs, respectively)	34,063	32,857
Operating lease right-of-use assets	198	195
Equity method investments	914	718
Other investments	49	46
Regulatory assets	3,180	2,811
Other Assets
Goodwill	3,119	3,119
Intangible assets	274	284
Derivative assets	213	162
Other	356	393
Total Other Assets	3,962	3,958
Total Assets	$45,689	$43,989
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
As of	2024	2023
(Millions, except share information)
Liabilities
Current Liabilities
Current portion of debt	$1,468	$612
Notes payable	1,933	1,347
Notes payable to affiliates	14	13
Interest accrued	108	104
Accounts payable and accrued liabilities	1,739	1,924
Accounts payable to affiliates	35	—
Dividends payable	170	170
Taxes accrued	71	66
Operating lease liabilities	14	16
Derivative liabilities	68	64
Other current liabilities	617	662
Regulatory liabilities	207	261
Total Current Liabilities	6,444	5,239
Regulatory liabilities	2,657	2,694
Other Non-current Liabilities
Deferred income taxes	2,547	2,451
Deferred income	961	996
Pension and other postretirement	526	554
Operating lease liabilities	201	199
Derivative liabilities	114	111
Asset retirement obligations	314	306
Environmental remediation costs	235	254
Other	527	525
Total Other Non-current Liabilities	5,425	5,396
Non-current debt	8,312	9,184
Non-current debt to affiliate	2,000	800
Total Non-current Liabilities	18,394	18,074
Total Liabilities	24,838	23,313
Commitments and Contingencies
Equity
Stockholders’ Equity:
Common stock, $.01 par value, 500,000,000 shares authorized, 388,008,132 and 387,872,787 shares issued; 386,911,024 and 386,770,915 shares outstanding, respectively	4	4
Additional paid in capital	17,705	17,701
Treasury stock	(47)	(47)
Retained earnings	2,195	2,015
Accumulated other comprehensive income (loss)	28	(25)
Total Stockholders’ Equity	19,885	19,648
Non-controlling interests	966	1,028
Total Equity	20,851	20,676
Total Liabilities and Equity	$45,689	$43,989
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2024	2023
(Millions)
Cash Flow from Operating Activities:
Net income	$450	$266
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	608	565
Regulatory assets/liabilities amortization and carrying cost	(16)	(59)
Pension cost	(6)	(7)
Earnings from equity method investments	(11)	(6)
Distributions of earnings received from equity method investments	8	14
Unrealized gain on marked-to-market derivative contracts	—	(4)
Deferred taxes	24	(22)
Other non-cash items	(56)	(11)
Changes in operating assets and liabilities:
Current assets	143	459
Noncurrent assets	(334)	(62)
Current liabilities	(119)	(457)
Noncurrent liabilities	(52)	54
Net Cash Provided by Operating Activities	639	730
Cash Flow from Investing Activities:
Capital expenditures	(1,935)	(1,635)
Contributions in aid of construction	97	77
Proceeds from sale of assets	2	17
Distributions received from equity method investments	2	2
Other investments and equity method investments, net	(193)	(18)
Net Cash Used in Investing Activities	(2,027)	(1,557)
Cash Flow from Financing Activities:
Non-current debt issuance with affiliates	1,200	—
Repayments of non-current debt	(14)	(203)
Receipts of other short-term debt, net	586	1,296
Repayments of financing leases	(5)	(2)
Issuance of common stock	(2)	(3)
Distributions to noncontrolling interests	(48)	(7)
Contributions from noncontrolling interests	56	75
Dividends paid	(340)	(340)
Net Cash Provided by Financing Activities	1,433	816
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	45	(11)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	94	72
Cash, Cash Equivalents and Restricted Cash, End of Period	$139	$61
Supplemental Cash Flow Information
Cash paid for interest, net of amounts capitalized	$183	$164
Cash paid for income taxes	$16	$22
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(unaudited)

(Millions, except for number of shares )	Number of shares (*)	Common Stock	Additional paid-in capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Noncontrolling Interests	Total
As of March 31, 2023	386,640,918	$3	$17,697	$(47)	$1,985	$(131)	$19,507	$1,003	$20,510
Net income (loss)	—	—	—	—	85	—	85	(34)	51
Other comprehensive income, net of tax of $20	—	—	—	—	—	57	57	—	57
Comprehensive income									108
Dividends declared, $0.44/share	—	—	—	—	(170)	—	(170)	—	(170)
Release of common stock held in trust	4,299	—	—	—	—	—	—	—	—
Issuance of common stock	41	—	(4)	—	—	—	(4)	—	(4)
Stock-based compensation	—	—	2	—	—	—	2	—	2
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(4)	(4)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	1	1
As of June 30, 2023	386,645,258	$3	$17,695	$(47)	$1,900	$(74)	$19,477	$966	$20,443
As of March 31, 2024	386,906,260	$4	$17,702	$(47)	$2,196	$21	$19,876	$1,013	$20,889
Net income (loss)	—	—	—	—	169	—	169	(41)	128
Other comprehensive income, net of tax of $2	—	—	—	—	—	7	7	—	7
Comprehensive income									135
Dividends declared, $0.44/share	—	—	—	—	(170)	—	(170)	—	(170)
Release of common stock held in trust	4,764	—	—	—	—	—	—	—	—
Issuance of common stock	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	3	—	—	—	3	—	3
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(9)	(9)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	3	3
As of June 30, 2024	386,911,024	$4	$17,705	$(47)	$2,195	$28	$19,885	$966	$20,851

(Millions, except for number of shares )	Number of shares (*)	Common Stock	Additional paid-in capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Noncontrolling Interests	Total
As of December 31, 2022	386,628,586	$3	$17,694	$(47)	$1,910	$(180)	$19,380	$962	$20,342
Net income (loss)	—	—	—	—	330	—	330	(64)	266
Other comprehensive income, net of tax of $37	—	—	—	—	—	106	106	—	106
Comprehensive income									372
Dividends declared, $0.88/share	—	—	—	—	(340)	—	(340)	—	(340)
Release of common stock held in trust	4,299	—	—	—	—	—	—	—	—
Issuance of common stock	12,373	—	(4)	—	—	—	(4)	—	(4)
Stock-based compensation	—	—	5	—	—	—	5	—	5
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(7)	(7)
Contributions from noncontrolling interests	—	—	—	—		—	—	75	75
As of June 30, 2023	386,645,258	$3	$17,695	$(47)	$1,900	$(74)	$19,477	$966	$20,443
As of December 31, 2023	386,770,915	$4	$17,701	$(47)	$2,015	$(25)	$19,648	$1,028	$20,676
Net income (loss)	—	—	—	—	520	—	520	(70)	450
Other comprehensive income, net of tax of $19	—	—	—	—	—	53	53	—	53
Comprehensive income									503
Dividends declared, $0.88/share	—	—	—	—	(340)	—	(340)	—	(340)
Release of common stock held in trust	4,764	—	—	—	—	—	—	—	—
Issuance of common stock	135,345	—	(2)	—	—	—	(2)	—	(2)
Stock-based compensation	—	—	6	—	—	—	6	—	6
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(48)	(48)
Contributions from noncontrolling interests	—	—	—	—		—	—	56	56
As of June 30, 2024	386,911,024	$4	$17,705	$(47)	$2,195	$28	$19,885	$966	$20,851
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
Agreement and Plan of Merger
On May 17, 2024, Avangrid entered into an Agreement and Plan of Merger (the Merger Agreement) with Iberdrola and Arizona Merger Sub, Inc (Merger Sub). The Merger Agreement provides that, upon the terms and subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will merge with and into Avangrid (the Merger), with Avangrid continuing as the surviving corporation and a wholly-owned subsidiary of Iberdrola.
Pursuant to the terms of the Merger Agreement, at the time at which the Merger becomes effective (the “Effective Time”), as a result of the Merger, each share of common stock of Avangrid issued and outstanding immediately prior to the Effective Time (other than shares of common stock owned by Iberdrola, Merger Sub or any other direct or indirect wholly-owned subsidiary of Iberdrola and shares of common stock owned by Avangrid or any direct or indirect wholly-owned subsidiary of Avangrid, and in each case not held on behalf of third parties (collectively, the Excluded Shares)) will be converted into the right to receive $35.75 in cash per share, without interest. At the Effective Time, all of the shares of common stock of Avangrid (other than the Excluded Shares) will be cancelled and will cease to exist. In addition, under the terms of the Merger Agreement, Avangrid is permitted to continue paying regular quarterly cash dividends not to exceed $0.44 per share through the closing of the Merger, including a pro-rated dividend for any partial quarter prior to the closing of the Merger.
The consummation of the Merger is subject to customary closing conditions, including, among others, requisite shareholder approval and receipt of certain required regulatory approvals (including approvals from the Federal Energy Regulatory Commission (FERC), the Maine Public Utilities Commission (MPUC) and the New York Public Service Commission (NYPSC)). The Merger Agreement contains certain termination rights for each of Avangrid and Iberdrola. In addition, Avangrid, upon the recommendation of the Unaffiliated Committee, and Iberdrola may terminate the Merger Agreement if the Merger is not consummated on or before June 30, 2025, subject to one three-month extension, exercisable by either Iberdrola or Avangrid, upon the recommendation of the Unaffiliated Committee, in the event that all conditions to closing have been satisfied except for those related to the approval of FERC, MPUC and NYPSC.
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
In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly our condensed consolidated financial statements for the interim periods described herein. All such adjustments are of a normal and recurring nature, except as otherwise disclosed. The results for the three and six months ended June 30, 2024, are not necessarily indicative of the results for the entire fiscal year ending December 31, 2024.
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
The performance obligation in all arrangements is satisfied over time because the customer simultaneously receives and consumes the benefits as Networks delivers or sells the electricity or natural gas or provides the delivery or transmission service. We record revenue for all of such sales based upon the regulatory-approved tariff and the volume delivered or transmitted, which corresponds to the amount that we have a right to invoice. There are no material initial incremental costs of obtaining a contract in any of the arrangements. Networks does not adjust the promised consideration for the effects of a significant financing component if it expects, at contract inception, that the time between the delivery of promised goods or service and customer payment will be one year or less. For its New York and Connecticut utilities, Networks assesses its Deferred Payment Arrangements (DPAs) at each balance sheet date for the existence of significant financing components, but has had no material adjustments as a result.
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
Contract Assets and Liabilities
We have contract assets for costs from development success fees and construction delays, which were paid during solar farm assets development periods. The contract assets are amortized ratably into expense over the 16 - 21 year life of the respective power purchase agreements (PPAs). Contract assets totaled $19 million and $9 million at June 30, 2024 and December 31, 2023, respectively, and are presented in "Other non-current assets" on our condensed consolidated balance sheets.
We have contract liabilities for revenue from transmission congestion contract (TCC) auctions, for which we receive payment at the beginning of an auction period, and amortize ratably each month into revenue over the applicable auction period. The auction periods range from six months to two years. TCC contract liabilities totaled $9 million and $18 million at June 30, 2024 and December 31, 2023, respectively, and are presented in "Other current liabilities" on our condensed consolidated balance sheets. We recognized $5 million and $14 million as revenue related to contract liabilities for the three and six months ended June 30, 2024, respectively, and $11 million and $28 million for the three and six months ended June 30, 2023, respectively.
We apply a practical expedient to expense as incurred costs to obtain a contract when the amortization period is one year or less. We record costs incurred to obtain a contract within operating expenses, including amortization of capitalized costs.
Disaggregated revenues
Revenues disaggregated by major source for our reportable segments for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended June 30, 2024				Six Months Ended June 30, 2024
	Networks	Renewables	Other (b)	Total	Networks	Renewables	Other (b)	Total
(Millions)
Regulated operations – electricity	$1,201	$—	$—	$1,201	$2,551	$—	$—	$2,551
Regulated operations – natural gas	298	—	—	298	890	—	—	890
Nonregulated operations – wind	—	258	—	258	—	482	—	482
Nonregulated operations – solar	—	17	—	17	—	24	—	24
Nonregulated operations – thermal	—	16	—	16	—	107	—	107
Other(a)	26	(8)	(1)	17	46	(21)	(2)	23
Revenue from contracts with customers	1,525	283	(1)	1,807	3,487	592	(2)	4,077
Leasing revenue	5	—	—	5	7	—	—	7
Derivative revenue	—	47	—	47	—	134	—	134
Alternative revenue programs	53	—	—	53	96	—	—	96
Other revenue	7	4	—	11	18	8	—	26
Total operating revenues	$1,590	$334	$(1)	$1,923	$3,608	$734	$(2)	$4,340

	Three Months Ended June 30, 2023				Six Months Ended June 30, 2023
	Networks	Renewables	Other (b)	Total	Networks	Renewables	Other (b)	Total
(Millions)
Regulated operations – electricity	$953	$—	$—	$953	$2,261	$—	$—	$2,261
Regulated operations – natural gas	251	—	—	251	973	—	—	973
Nonregulated operations – wind	—	216	—	216	—	432	—	432
Nonregulated operations – solar	—	17	—	17	—	21	—	21
Nonregulated operations – thermal	—	1	—	1	—	56	—	56
Other(a)	22	(14)	—	8	19	(27)	—	(8)
Revenue from contracts with customers	1,226	220	—	1,446	3,253	482	—	3,735
Leasing revenue	4	—	—	4	6	—	—	6
Derivative revenue	—	92	—	92	—	214	—	214
Alternative revenue programs	33	—	—	33	70	—	—	70
Other revenue	10	3	(1)	12	20	9	(1)	28
Total operating revenues	$1,273	$315	$(1)	$1,587	$3,349	$705	$(1)	$4,053
(a) Primarily includes certain intra-month trading activities, billing, collection and administrative charges, sundry billings and other miscellaneous revenue.
(b) Does not represent a segment. Includes Corporate and intersegment eliminations.
As of June 30, 2024 and December 31, 2023, accounts receivable balances related to contracts with customers were approximately $1,308 million and $1,441 million, respectively, including unbilled revenues of $317 million and $426 million, which are included in “Accounts receivable and unbilled revenues, net” on our condensed consolidated balance sheets.
As of June 30, 2024, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) were as follows:

As of June 30, 2024	2025	2026	2027	2028	2029	Thereafter	Total
(Millions)
Revenue expected to be recognized on multiyear capacity and carbon-free energy sale contracts	30	10	7	5	5	49	106
Revenue expected to be recognized on multiyear renewable energy credit sale contracts	77	50	31	5	1	1	165
Total operating revenues	$107	$60	$38	$10	$6	$50	$271
As of June 30, 2024, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) for the remainder of 2024 was $92 million.
We do not disclose information about remaining performance obligations for contracts for which we recognize revenue in the amount to which we have the right to invoice (e.g., usage-based pricing terms).
Note 5. Regulatory Assets and Liabilities
Pursuant to the requirements concerning accounting for regulated operations, our utilities capitalize, as regulatory assets, incurred and accrued costs that are probable of recovery in future electric and natural gas rates. We base our assessment of whether recovery is probable on the existence of regulatory orders that allow for recovery of certain costs over a specific period, or allow for reconciliation or deferral of certain costs. When costs are not treated in a specific regulatory order, we use regulatory precedent to determine if recovery is probable. Our operating utilities also record, as regulatory liabilities, obligations to refund previously collected revenue or to spend revenue collected from customers on future costs. The primary items that are not included in rate base or accruing carrying costs are regulatory assets for qualified pension and other postretirement benefits, which reflect unrecognized actuarial gains and losses; debt premium; environmental remediation costs, which are primarily the offset of accrued liabilities for future spending; unfunded future income taxes, which are the offset to the unfunded future deferred income tax liability recorded; asset retirement obligations; hedge losses; and contracts for differences. As of June 30, 2024, the total net amount of these items is approximately $1,146 million.
CMP Distribution Rate Case
On August 11, 2022, CMP filed a three-year rate plan, with adjustments to the distribution revenue requirement in each year. On June 6, 2023, the MPUC approved a Stipulation resolving all issues in the case providing for a 9.35% ROE, 50% equity ratio, and 50% earnings sharing for annual earnings in excess of 100 basis points of CMP’s allowed ROE. The Stipulation also provides for a two-year forward looking rate plan with increases to occur in four equal levelized amounts every six months beginning on July 1, 2023. An increase occurred on January 1, 2023. The next two increases will occur on July 1, 2024 and January 1, 2025. The amount of each increase is $16.75 million. These revenue increases include amounts for operations and maintenance but are primarily driven by increases in capital investment forecasted by CMP to occur during the period covered by the Stipulation. The Stipulation also imposes a service quality indicator incentive mechanism on CMP. The incentive is provided by a penalty mechanism that would impose a maximum of $8.8 million per year for a failure to meet specified service quality indicator targets.
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

New York CLCPA
On February 16, 2023, the NYPSC issued an order to authorize transmission upgrades solely to support new renewable generation sources pursuant to the implementation of the Accelerated Renewable Growth and Community Benefit Act as part of the CLCPA Phase 2. The order approves an estimated $4.4 billion in transmission upgrades proposed by upstate utilities to help integrate 3,500 MW of clean energy capacity into the grid, of which NYSEG and RG&E are approved for estimated upgrade costs of $2.2 billion, including participation with other upstate utilities on certain projects. On October 17, 2023, NYSEG and RG&E filed a petition requesting approval from the NYPSC to seek authorization from the FERC, to utilize 100 percent construction work in progress (CWIP), in rate base for the local transmission upgrades under the CLCPA Phase 2. On April 18, 2024, the NYPSC approved the petition to allow NYSEG and RG&E to seek FERC approval along with adding other related reporting requirements. On July 5, 2024, FERC conditionally accepted NYSEG and RG&E’s application for CWIP and the 100% Abandoned Plant incentive (Abandoned Plant), subject to further compliance, for projects that are subject to subsequent permitting approval by the NYPSC under Article VII of New York State’s Public Service Law, effective July 8, 2024, and denied the application for CWIP and Abandoned Plant for projects not subject to Article VII permitting approval. NYSEG and RG&E are assessing the July 5, 2024 FERC order and the impacts on the companies.
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
UI has wholesale power supply agreements in place for its entire standard service load for the second half of 2024 and 40% of the first half of 2025. Supplier of last resort service is procured on a quarterly basis and UI has a wholesale power supply agreement in place for the third quarter of 2024.
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
On November 3, 2023, CNG and SCG filed a distribution revenue requirement case proposing a one-year rate plan commencing November 1, 2024 through October 31, 2025, for each company respectively. CNG requested that PURA approve new distribution rates to recover an increase in revenue requirements of approximately $19.8 million, and SCG requested approval of new distribution rates to recover an increase in revenue requirements of approximately $40.6 million. CNG’s and SCG’s rate plans also included several measures to moderate the impact of the proposed rate update for all customers, including, the adoption of a low-income discount rate and each company seeks to maintain their current revenue decoupling and earning sharing mechanisms. Evidentiary hearings commenced on April 22, 2024 with a draft decision expected by the end of the third quarter of 2024 and a final decision in the fourth quarter of 2024. We cannot predict the outcome of this matter.

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

Regulatory assets as of June 30, 2024 and December 31, 2023, respectively, consisted of:

	June 30,	December 31,
As of	2024	2023
(Millions)
Pension and other post-retirement benefits	$430	$445
Pension and other post-retirement benefits cost deferrals	55	58
Storm costs	1,163	868
Rate adjustment mechanism	35	24
Revenue decoupling mechanism	116	86
Contracts for differences	29	38
Hardship programs	24	23
Deferred purchased gas	6	16
Environmental remediation costs	245	240
Debt premium	57	58
Unamortized losses on reacquired debt	16	17
Unfunded future income taxes	613	578
Federal tax depreciation normalization adjustment	128	130
Asset retirement obligation	20	19
Deferred meter replacement costs	60	59
COVID-19 cost recovery and late payment surcharge	11	12
Low income arrears forgiveness	45	55
Excess generation service charge	52	52
System Expansion	20	22
Non-bypassable charge	151	103
Hedge losses	6	34
Rate change levelization	92	60
Value of distributed energy resources	43	49
Uncollectible reserve	127	104
New York make-whole provision	73	96
Other	364	283
Total regulatory assets	3,981	3,529
Less: current portion	801	718
Total non-current regulatory assets	$3,180	$2,811
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
“Other” includes various items subject to reconciliation including vegetation management and systems benefit charge.

Regulatory liabilities as of June 30, 2024 and December 31, 2023, respectively, consisted of:

	June 30,	December 31,
As of	2024	2023
(Millions)
Energy efficiency portfolio standard	$23	$15
Gas supply charge and deferred natural gas cost	38	8
Pension and other post-retirement benefits cost deferrals	85	89
Carrying costs on deferred income tax bonus depreciation	2	3
Carrying costs on deferred income tax - Mixed Services 263(a)	1	2
2017 Tax Act	1,179	1,190
Accrued removal obligations	1,128	1,139
Positive benefit adjustment	5	9
Deferred property tax	23	21
Net plant reconciliation	22	23
Debt rate reconciliation	12	18
Rate refund – FERC ROE proceeding	40	39
Transmission congestion contracts	22	26
Merger-related rate credits	7	8
Accumulated deferred investment tax credits	20	21
Asset retirement obligation	19	19
Middletown/Norwalk local transmission network service collections	15	16
Non-firm margin sharing credits	41	34
Non by-passable charges	4	9
Transmission revenue reconciliation mechanism	2	57
Other	176	209
Total regulatory liabilities	2,864	2,955
Less: current portion	207	261
Total non-current regulatory liabilities	$2,657	$2,694
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
“Merger-related rate credits” resulted from the acquisition of UIL. This is being used to moderate increases in rates. During the three and six months ended June 30, 2024, $0 million and $1 million, respectively, and $0 and $1 million, respectively, for the three and six months ended June 30, 2023 of rate credits were applied against customer bills.
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
Restricted cash was $3 million as of both June 30, 2024 and December 31, 2023, and is included in "Other Assets" on our condensed consolidated balance sheets.

The financial instruments measured at fair value as of June 30, 2024 and December 31, 2023, respectively, consisted of:

As of June 30, 2024	Level 1	Level 2	Level 3	Netting	Total
(Millions)
Equity investments with readily determinable fair values	$30	$19	$—	$—	$49
Derivative assets
Derivative financial instruments - power	$28	$63	$92	$(68)	$115
Derivative financial instruments - gas	1	8	—	(7)	2
Contracts for differences	—	—	1	—	1
Derivative financial instruments - Other	—	174	—	—	174
Total	$29	$245	$93	$(75)	$292
Derivative liabilities
Derivative financial instruments - power	$(30)	$(66)	$(50)	$96	$(50)
Derivative financial instruments - gas	(3)	(21)	—	24	—
Contracts for differences	—	—	(30)	—	(30)
Derivative financial instruments - Other	—	(102)	—	—	(102)
Total	$(33)	$(189)	$(80)	$120	$(182)

As of December 31, 2023	Level 1	Level 2	Level 3	Netting	Total
(Millions)
Equity investments with readily determinable fair values	$29	$16	$—	$—	$45
Derivative assets
Derivative financial instruments - power	$15	$42	$114	$(69)	$102
Derivative financial instruments - gas	—	17	—	(12)	5
Contracts for differences	—	—	1	—	1
Derivative financial instruments - Other	—	122	—	—	122
Total	$15	$181	$115	$(81)	$230
Derivative liabilities
Derivative financial instruments - power	$(37)	$(101)	$(40)	$135	$(43)
Derivative financial instruments - gas	(12)	(26)	—	37	(1)
Contracts for differences	—	—	(39)	—	(39)
Derivative financial instruments - Other	—	(92)	—	—	(92)
Total	$(49)	$(219)	$(79)	$172	$(175)

The reconciliation of changes in the fair value of financial instruments based on Level 3 inputs for the three and six months ended June 30, 2024 and 2023, respectively, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2024	2023	2024	2023
Fair Value Beginning of Period,	$18	$14	$36	$16
Gains recognized in operating revenues	12	10	6	10
(Losses) recognized in operating revenues	—	(11)	(10)	(14)
Total losses recognized in operating revenues	12	(1)	(4)	(4)
Gains recognized in OCI	—	—	—	11
(Losses) recognized in OCI	(9)	(1)	(14)	(4)
Total (losses) gains recognized in OCI	(9)	(1)	(14)	7
Net change recognized in regulatory assets and liabilities	4	4	9	8
Purchases	2	22	3	31
Settlements	(14)	(15)	(17)	(35)
Fair Value as of June 30,	$13	$23	$13	$23
Losses for the period included in operating revenues attributable to the change in unrealized gains relating to financial instruments still held at the reporting date	$12	$(1)	$(4)	$(4)
Level 3 Fair Value Measurement
The table below illustrates the significant sources of unobservable inputs used in the fair value measurement of our Level 3 derivatives and the variability in prices for those transactions classified as Level 3 derivatives.

As of June 30, 2024
Index	Avg.	Max.	Min.
Ameren ($/MWh)	$42.95	$90.60	$19.58
ComEd ($/MWh)	$38.96	$85.85	$15.39
ERCOT S hub ($/MWh)	$47.60	$197.00	$16.17
Mid C ($/MWh)	$83.85	$248.45	$14.30
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

Range at
Unobservable Input	June 30, 2024
Risk of non-performance	0.48% - 0.55%
Discount rate	4.44% - 4.58%
Forward pricing ($ per KW-month)	$2.59 - $2.61
Fair Value of Debt
As of June 30, 2024 and December 31, 2023, debt consisted of first mortgage bonds, unsecured pollution control notes and other various non-current debt securities. The estimated fair value of debt was $11,246 million and $10,266 million as of June 30, 2024 and December 31, 2023, respectively. The estimated fair value was determined, in most cases, by discounting the future cash flows at market interest rates. The interest rates used to make these calculations take into account the credit ratings of the borrowers in each case. The fair value of debt is considered Level 2 within the fair value hierarchy.
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
(a) Networks activities
The tables below present Networks' derivative positions as of June 30, 2024 and December 31, 2023, respectively, including those subject to master netting agreements and the location of the net derivative positions on our condensed consolidated balance sheets:

As of June 30, 2024	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$23	$5	$21	$6
Derivative liabilities	(21)	(5)	(39)	(23)
	2	—	(18)	(17)
Designated as hedging instruments
Derivative assets	—	—	—	—
Derivative liabilities	—	—	—	—
	—	—	—	—
Total derivatives before offset of cash collateral	2	—	(18)	(17)
Cash collateral receivable	—	—	2	4
Total derivatives as presented in the balance sheet	$2	$—	$(16)	$(13)

As of December 31, 2023	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$13	$3	$12	$3
Derivative liabilities	(12)	(3)	(57)	(32)
	1	—	(45)	(29)
Designated as hedging instruments
Derivative assets	—	—	—	—
Derivative liabilities	—	—	—	—
	—	—	—	—
Total derivatives before offset of cash collateral	1	—	(45)	(29)
Cash collateral receivable	—	—	27	7
Total derivatives as presented in the balance sheet	$1	$—	$(18)	$(22)
The net notional volumes of the outstanding derivative instruments associated with Networks' activities as of June 30, 2024 and December 31, 2023, respectively, consisted of:

	June 30,	December 31,
As of	2024	2023
(Millions)
Wholesale electricity purchase contracts (MWh)	6.5	5.6
Natural gas purchase contracts (Dth)	9.3	10.7
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

The amounts for electricity hedge contracts and natural gas hedge contracts recognized in regulatory liabilities and assets as of June 30, 2024 and December 31, 2023 and amounts reclassified from regulatory assets and liabilities into income for the three and six months ended June 30, 2024 and 2023 are as follows:

(Millions)	Loss or Gain Recognized in Regulatory Assets/Liabilities		Location of Loss (Gain) Reclassified from Regulatory Assets/Liabilities into Income	Loss (Gain) Reclassified from Regulatory Assets/Liabilities into Income
As of				Three Months Ended June 30,		Six Months Ended June 30,
June 30, 2024	Electricity	Natural Gas	2024	Electricity	Natural Gas	Electricity	Natural Gas
Regulatory assets	$4	$2	Purchased power, natural gas and fuel used	$13	$—	$33	$11
Regulatory liabilities	$(2)	$—
December 31, 2023			2023
Regulatory assets	$22	$12	Purchased power, natural gas and fuel used	$22	$—	$71	$6
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
PURA has determined that costs associated with these CfDs will be fully recoverable by UI and CL&P through electric rates, and UI has deferred recognition of costs (a regulatory asset) or obligations (a regulatory liability), including carrying costs. For those CfDs signed by CL&P, UI records its approximate 20% portion pursuant to the cost-sharing agreement noted above. As of June 30, 2024, UI has recorded a gross derivative asset of $1 million ($0 of which is related to UI’s portion of the CfD signed by CL&P), a regulatory asset of $28 million, a gross derivative liability of $29 million ($28 million of which is related to UI’s portion of the CfD signed by CL&P) and a regulatory liability of $0. As of December 31, 2023, UI had recorded a gross derivative asset of $1 million ($0 of which is related to UI’s portion of the CfD signed by CL&P), a regulatory asset of $38 million, a gross derivative liability of $39 million ($38 million of which is related to UI’s portion of the CfD signed by CL&P) and a regulatory liability of $0.
The unrealized gains and losses from fair value adjustments to these derivatives, which are recorded in regulatory assets, for the three and six months ended June 30, 2024 and 2023, respectively, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(Millions)
Derivative liabilities	$4	$4	$9	$8

Derivatives designated as hedging instruments
The effect of derivatives in cash flow hedging relationships on Other Comprehensive Income (OCI) and income for the three and six months ended June 30, 2024 and 2023, respectively, consisted of:

Three Months Ended June 30,	Gain Recognized in OCI on Derivatives (a)	Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2024
Interest rate contracts	$—	Interest expense	$1	$122
Commodity contracts	—	Purchased power, natural gas and fuel used	—	429
Total	$—		$1
2023
Interest rate contracts	$—	Interest expense	$1	$99
Commodity contracts	—	Purchased power, natural gas and fuel used	—	385
Total	$—		$1

Six Months Ended June 30,	Gain (Loss) Recognized in OCI on Derivatives (a)	Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2024
Interest rate contracts	$—	Interest expense	$2	$247
Commodity contracts	—	Purchased power, natural gas and fuel used	—	1,153
Total	$—		$2
2023
Interest rate contracts	$—	Interest expense	$2	$194
Commodity contracts	—	Purchased power, natural gas and fuel used	—	1,362
Total	$—		$2
(a) Changes in accumulated OCI are reported on a pre-tax basis.
As of June 30, 2024 and December 31, 2023, the net loss in accumulated OCI related to previously settled forward starting swaps and accumulated amortization was $37 million and $39 million, respectively. Networks recorded net derivative losses related to discontinued cash flow hedges of $1 million and $2 million, for the three and six months ended June 30, 2024 and 2023, respectively. Networks will amortize approximately $4 million of net derivative losses related to discontinued cash flow hedges within the next twelve months.
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

The net notional volumes of outstanding derivative instruments associated with Renewables' activities as of June 30, 2024 and December 31, 2023, respectively, consisted of:

	June 30,	December 31,
As of	2024	2023
(MWh/Dth in millions)
Wholesale electricity purchase contracts	—	1
Wholesale electricity sales contracts	5	6
Natural gas and other fuel purchase contracts	20	21
Financial power contracts	4	4
Basis swaps – purchases	27	24
Basis swaps – sales	1	1
The fair values of derivative contracts associated with Renewables' activities as of June 30, 2024 and December 31, 2023, respectively, consisted of:

	June 30,	December 31,
As of	2024	2023
(Millions)
Wholesale electricity purchase contracts	$7	$29
Wholesale electricity sales contracts	36	14
Natural gas and other fuel purchase contracts	2	4
Financial power contracts	19	17
Total	$64	$64
Renewables has a forward interest rate swap, with a total notional amount of $956 million, to hedge the issuance of forecasted variable rate debt. The forward interest rate swap is designated and qualifies as a cash flow hedge. As of June 30, 2024 and December 31, 2023, the fair value of the interest rate swap was $173 million and $122 million, respectively, as a current and non-current asset. The gain or loss on the interest rate swap is reported as a component of accumulated OCI and will be reclassified into earnings in the period or periods during which the related interest expense on the debt is incurred.
The tables below present Renewables' derivative positions as of June 30, 2024 and December 31, 2023, respectively, including those subject to master netting agreements and the location of the net derivative position on our condensed consolidated balance sheets:

As of June 30, 2024	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$64	$51	$22	$3
Derivative liabilities	(2)	(3)	(48)	(7)
	62	48	(26)	(4)
Designated as hedging instruments
Derivative assets	20	166	10	4
Derivative liabilities	(1)	—	(37)	(42)
	19	166	(27)	(38)
Total derivatives before offset of cash collateral	81	214	(53)	(42)
Cash collateral (payable) receivable	(4)	(1)	31	11
Total derivatives as presented in the balance sheet	$77	$213	$(22)	$(31)

As of December 31, 2023	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$53	$52	$53	$1
Derivative liabilities	—	(3)	(73)	(4)
	53	49	(20)	(3)
Designated as hedging instruments
Derivative assets	15	113	7	1
Derivative liabilities	(1)	—	(47)	(37)
	14	113	(40)	(36)
Total derivatives before offset of cash collateral	67	162	(60)	(39)
Cash collateral receivable	—	—	43	13
Total derivatives as presented in the balance sheet	$67	$162	$(17)	$(26)
Derivatives not designated as hedging instruments
The effects of trading and non-trading derivatives associated with Renewables' activities for the three and six months ended June 30, 2024, consisted of:

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Trading	Non-trading	Total amount per income statement	Trading	Non-trading	Total amount per income statement
(Millions)
Operating Revenues
Wholesale electricity purchase contracts	$2	$—		$(1)	$—
Wholesale electricity sales contracts	(10)	3		1	25
Financial power contracts	(2)	1		(4)	3
Financial and natural gas contracts	—	(3)		—	(5)
Total (loss) gain included in operating revenues	$(10)	$1	$1,923	$(4)	$23	$4,340

Purchased power, natural gas and fuel used
Wholesale electricity purchase contracts	$—	$(3)		$—	$(20)
Financial and natural gas contracts	—	(7)		—	1
Total loss included in purchased power, natural gas and fuel used	$—	$(10)	$429	$—	$(19)	$1,153
Total (loss) gain	$(10)	$(9)		$(4)	$4

The effects of trading and non-trading derivatives associated with Renewables' activities for the three and six months ended June 30, 2023, consisted of:

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Trading	Non-trading	Total amount per income statement	Trading	Non-trading	Total amount per income statement
(Millions)
Operating Revenues
Wholesale electricity purchase contracts	$(4)	$(2)		$(8)	$(1)
Wholesale electricity sales contracts	21	19		28	43
Financial power contracts	(3)	10		(1)	25
Financial and natural gas contracts	—	(4)		—	6
Total gain included in operating revenues	$14	$23	$1,587	$19	$73	$4,053

Purchased power, natural gas and fuel used
Wholesale electricity purchase contracts	$—	$(21)		$—	$(56)
Financial and natural gas contracts	—	(11)		—	(32)
Total loss included in purchased power, natural gas and fuel used	$—	$(32)	$385	$—	$(88)	$1,362
Total gain (loss)	$14	$(9)		$19	$(15)
Derivatives designated as hedging instruments
The effect of derivatives in cash flow hedging relationships on accumulated OCI and income for the three and six months ended June 30, 2024 and 2023, respectively, consisted of:

Three Months Ended June 30,	(Loss) Gain Recognized in OCI on Derivatives (a)	Location of (Gain) Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2024
Interest rate contracts	15	Interest Expense	—	$122
Commodity contracts	(15)	Operating revenues	8	$1,923
Total	$—		$8
2023
Interest rate contracts	34	Interest Expense	—	$99
Commodity contracts	12	Operating revenues	18	$1,587
Total	$46		$18

Six Months Ended June 30,	(Loss) Gain Recognized in OCI on Derivatives (a)	Location of (Gain) Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2024
Interest rate contracts	51	Interest Expense	—	$247
Commodity contracts	5	Operating revenues	13	$4,340
Total	$56		$13
2023
Interest rate contracts	124	Interest Expense	—	$194
Commodity contracts	35	Operating revenues	84	$4,053
Total	$159		$84
(a) Changes in OCI are reported on a pre-tax basis.
Amounts are reclassified from accumulated OCI into income in the period during which the transaction being hedged affects earnings or when it becomes probable that a forecasted transaction being hedged would not occur. Notwithstanding future changes in prices, approximately $23 million of losses included in accumulated OCI at June 30, 2024, are expected to be reclassified into earnings within the next twelve months. For all of the three and six months ended June 30, 2024 and 2023, we did not record any net derivative losses related to discontinued cash flow hedges.
(c) Interest rate contracts
Avangrid uses financial derivative instruments from time to time to alter its fixed and floating rate debt balances or to hedge fixed rates in anticipation of future fixed rate issuances.
As of June 30, 2024 and December 31, 2023, the net loss in accumulated OCI related to previously settled interest rate contracts was $24 million and $29 million, respectively. We amortized into income $3 million and $3 million, and $5 million and $5 million, for the three and six months ended June 30, 2024 and 2023, respectively, of the loss related to settled interest rate contracts. We will amortize approximately $8 million of the net loss on the interest rate contracts within the next twelve months.
The effect of derivatives in cash flow hedging relationships on accumulated OCI for the three and six months ended June 30, 2024 and 2023, respectively, consisted of:

Three Months Ended June 30,	(Loss) Recognized in OCI on Derivatives (a)	Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2024
Interest rate contracts	$—	Interest expense	$3	$122
2023
Interest rate contracts	$—	Interest expense	$3	$99

Six Months Ended June 30,	(Loss) Recognized in OCI on Derivatives (a)	Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2024
Interest rate contracts	$—	Interest expense	$5	$247
2023
Interest rate contracts	$—	Interest expense	$5	$194
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

The effects on our consolidated financial statements as of and for the three and six months ended June 30, 2024 and 2023, respectively, are as follows:

	Fair value of hedge	Location of (Gain) Recognized in Income Statement	Loss Recognized in Income Statement		Total per Income Statement
(Millions)	As of June 30, 2024		Three Months Ended June 30, 2024	Six Months Ended June 30, 2024	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Current Liabilities	$(28)	Interest Expense	$6	$17	$122	$247
Non-current liabilities	$(70)

	Cumulative effect on hedged debt
Current debt	$—
Non-current debt	$98

	Fair value of hedge	Location of Loss Recognized in Income Statement	Loss Recognized in Income Statement		Total per Income Statement
(Millions)	As of December 31, 2023		Three Months Ended June 30, 2023	Six Months Ended June 30, 2023	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Current Liabilities	$(26)	Interest Expense	$7	$14	$99	$194
Non-current liabilities	$(63)

	Cumulative effect on hedged debt
Current debt	$—
Non-current debt	$89
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
The wholesale power supply agreements of UI contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit ratings on senior debt were to fall below investment grade. If such an event had occurred as of June 30, 2024, UI would have had to post an aggregate of approximately $17 million in collateral.
We have various master netting arrangements in the form of multiple contracts with various single counterparties that are subject to contractual agreements that provide for the net settlement of all contracts through a single payment. Those arrangements reduce our exposure to a counterparty in the event of a default on or termination of any single contract. For financial statement presentation purposes, we offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim or the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. As of June 30, 2024 and December 31, 2023, the amount of cash collateral under master netting arrangements that have not been offset against net derivative positions was $61 million and $63 million, respectively. Derivative instruments settlements and collateral payments are included throughout the “Changes in operating assets and liabilities” section of operating activities in our condensed consolidated statements of cash flows.
Certain of our derivative instruments contain provisions that require us to maintain an investment grade credit rating on our debt from each of the major credit rating agencies. If our debt were to fall below investment grade, we would be in violation of those provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit risk related contingent features that are in a liability position as of June 30, 2024 was $6 million, for which we have posted collateral.
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
Customer Invoice Dispute
On May 4, 2021, Nike USA, Inc. (Nike), the buyer under a virtual PPA with a subsidiary of Renewables, provided notice that it disagreed with the settlement amounts included in certain invoices. The PPA provides for a monthly settlement between the parties based on the metered output of the project based on a stated hub price. The disagreement relates as to the appropriate hub price to use for settlement calculations, most notably during Winter Storm Uri in February of 2021. Nike has requested an adjustment to the invoices that would increase the amount payable by approximately $31 million. Renewables has responded that the invoices have been properly calculated in accordance with the provisions of the PPA, and that Nike is not entitled to any further payments. On June 16, 2023, Nike filed suit against the Company, Renewables and certain subsidiaries of Renewables alleging breach of contract, and seeking more than $31 million in invoice adjustments, fees, and interest. The Company filed a motion to dismiss the complaint, which the Circuit Court of the State of Oregon for the County of Multnomah denied on October 25, 2023 following oral arguments. The case is currently proceeding with an expected trial beginning in February 2025. We cannot predict the outcome of this matter.
Solar Contractor Dispute
Renewables, through certain subsidiaries, has Engineering, Procurement and Construction (EPC) contracts with Sterling and Wilson Solar Solutions, Inc. (SWSS) for the construction of two Solar farms–Lund Hill in Klickitat, WA (Lund Hill), and Pachwáywit Fields in Gillam County, OR (Montague). Renewables believes that SWSS is in default of a number of its obligations under the respective EPC contracts, including construction flaws and failing to pay certain subcontractors. As a result, Renewables drew on Letters of Credit for both Montague and Lund Hill. In response, SWSS filed liens on both projects totaling approximately $105 million claiming that this amount is due under EPC contracts. Renewables has bonded over the liens on both properties. On October 27, 2023, SWSS commenced foreclosure actions in Oregon on the lien at Montague, and added claims for breach of contract and quantum meruit, seeking up to $111.8 million. SWSS has also commenced foreclosure procedures in Washington State against Lund Hill seeking to close on its lien of $59.9 million. On February 26, 2024, SWSS filed a lawsuit against Lund Hill and Renewables in New York State court, all based on the same facts as the previously filed foreclosure matter and seeking $59.9 million in damages. We cannot predict the outcome of these disputes.
Guarantee Commitments to Third Parties
As of June 30, 2024, we had approximately $938 million of standby letters of credit, surety bonds, guarantees and indemnifications outstanding. We also provided a guaranty related to Renewables' commitment to contribute equity to Vineyard Wind and an indemnification of Vineyard Wind tax equity investors as described in Note 19, which are in addition to the amounts above. These instruments provide financial assurance to the business and trading partners of Avangrid, its subsidiaries and equity method investees in their normal course of business. The instruments only represent liabilities if Avangrid or its subsidiaries fail to deliver on contractual obligations. We therefore believe it is unlikely that any material liabilities associated with these instruments will be incurred and, accordingly, as of June 30, 2024, neither we nor our subsidiaries have any liabilities recorded for these instruments.
NECEC Commitments
On January 4, 2021, CMP transferred the NECEC project to NECEC Transmission LLC, a wholly-owned subsidiary of Networks. Among other things, NECEC Transmission LLC and/or CMP committed to approximately $90 million of future payments to support various programs in the state of Maine, of which approximately $12 million was paid through the six months ended June 30, 2024.
Note 9. Environmental Liabilities
Environmental laws, regulations and compliance programs may occasionally require changes in our operations and facilities and may increase the cost of electric and natural gas service. We do not provide for accruals of legal costs expected to be incurred in connection with loss contingencies.
Waste sites
The Environmental Protection Agency and various state environmental agencies, as appropriate, have notified us that we are among the potentially responsible parties that may be liable for costs incurred to remediate certain hazardous substances at twenty-four waste sites, which do not include sites where gas was manufactured in the past. Sixteen of the twenty-four sites are included in the New York State Registry of Inactive Hazardous Waste Disposal Sites; one site is included in Maine’s Uncontrolled Sites Program; and one site is included on the Massachusetts Non-Priority Confirmed Disposal Site list. The remaining sites are not included in any registry list. Finally, five of the twenty-four sites are also included on the National Priorities list. Any liability may be joint and several for certain sites.
We have recorded an estimated liability of $9 million related to seven of the twenty-four sites. We have paid remediation costs related to the remaining seventeen sites and do not expect to incur additional liabilities. Additionally, we have recorded an estimated liability of $7 million related to another nine sites where we believe it is probable that we will incur remediation and/or monitoring costs, although we have not been notified that we are among the potentially responsible parties or that we are regulated under State Resource Conservation and Recovery Act programs. It is possible the ultimate cost to remediate these sites may be significantly more than the accrued amount. As of June 30, 2024, our estimate for costs to remediate these sites ranges from $14 million to $22 million. Factors affecting the estimated remediation amount include the remedial action plan selected, the extent of site contamination, and the allocation of the clean-up costs.
Manufactured Gas Plants
We have a program to investigate and perform necessary remediation at our fifty-three sites where gas was manufactured in the past (Manufactured Gas Plants, or MGPs). Six sites are included in the New York State Registry; thirty-nine sites are included in the New York State Department of Environmental Conservation (NYSDEC) Multi-Site Order of Consent; one site is with individual NYSDEC Orders of Consent; two sites are under a Brownfield Cleanup Program and two sites are included in Maine Department of Environmental Protection programs (none in the Voluntary Response Action Program, Brownfield Cleanup Program and Uncontrolled Sites Program). The remaining sites are not included in a formal program. We have entered into consent orders with various environmental agencies to investigate and, where necessary, remediate forty-one of the fifty-three sites.
As of June 30, 2024, our estimate for all costs related to investigation and remediation of the fifty-three sites ranges from $115 million to $211 million. Our estimate could change materially based on facts and circumstances derived from site investigations, changes in required remedial actions, changes in technology relating to remedial alternatives and changes to current laws and regulations.
Certain of our Connecticut and Massachusetts regulated gas companies own or have previously owned properties where MGPs had historically operated. MGP operations have led to contamination of soil and groundwater with petroleum hydrocarbons, benzene and metals, among other things, at these properties, the regulation and cleanup of which is regulated by the federal Resource Conservation and Recovery Act as well as other federal and state statutes and regulations. Each of the companies has or had an ownership interest in one or more such properties contaminated as a result of MGP-related activities. Under the existing regulations, the cleanup of such sites requires state and at times, federal, regulators’ involvement and approval before cleanup can commence. In certain cases, such contamination has been evaluated, characterized and remediated. In other cases, the sites have been evaluated and characterized, but not yet remediated. Finally, at some of these sites, the scope of the contamination has not yet been fully characterized; as of June 30, 2024, no liability was recorded related to these sites and no amount of loss, if any, can be reasonably estimated at this time. In the past, the companies have received approval for the recovery of MGP-related remediation expenses from customers through rates and will seek recovery in rates for ongoing MGP-related remediation expenses for all of their MGP sites.
As of June 30, 2024 and December 31, 2023, the liability associated with our MGP sites in Connecticut was $111 million and $112 million, respectively, the remediation costs of which could be significant and will be subject to a review by PURA as to whether these costs are recoverable in rates.
As of June 30, 2024 and December 31, 2023, our total recorded liability to investigate and perform remediation at all known inactive MGP sites discussed above and other sites was $242 million and $250 million, respectively. We recorded a corresponding regulatory asset, net of insurance recoveries and the amount collected from FirstEnergy, as described below, because we expect to recover the net costs in rates. Our environmental liability accruals are recorded on an undiscounted basis and are expected to be paid through the year 2058.
FirstEnergy
NYSEG and RG&E each sued FirstEnergy under the Comprehensive Environmental Response, Compensation, and Liability Act to recover environmental cleanup costs at certain former MGP sites, which are included in the discussion above. In 2011, the District Court issued a decision and order in NYSEG’s favor, which was upheld on appeal, requiring FirstEnergy to pay NYSEG for past and future clean-up costs at the sixteen sites in dispute. In 2008, the District Court issued a decision and order in RG&E's favor requiring FirstEnergy to pay RG&E for past and future clean-up costs at the two MGP sites in dispute. FirstEnergy remains liable for a substantial share of clean up expenses at the MGP sites. Based on projections as of June 30, 2024, FirstEnergy’s share of clean-up costs owed to NYSEG & RG&E is estimated at approximately $8 million and $5 million, respectively. These amounts are being treated as contingent assets and have not been recorded as either a receivable or a decrease to the environmental provision. Any recovery will be flowed through to NYSEG and RG&E customers, as applicable.
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
On January 25, 2024, DEEP issued a notice of declaratory ruling to determine the “high occupancy standard” necessary “to abate on-site pollution and impacts for industrial/commercial use of the Site…inside the buildings” as referenced in section (B)(1)(e)(4) of the Partial Consent Order. On February 26, 2024, UI was granted intervenor status and it subsequently submitted its written comments objecting to the proceedings on March 11, 2024. On January 29, 2024, DEEP served UI with a Summons and Complaint seeking injunctive relief and enforcement of the consent order from the Connecticut Superior Court. On April 9, 2024, the application to transfer the proceedings to the Complex Litigation Docket of the Connecticut Superior Court was granted. On May 28, DEEP issued a declaratory ruling that the appliable high occupancy standard inside the building is 1 part per million of PCBs. UI appealed DEEP’s ruling to the Connecticut Superior Court on July 3, 2024.
As of both June 30, 2024 and December 31, 2023, the amount reserved related to English Station was $19 million. Since its inception, we have recorded $35 million to the reserve which has been offset with cash payments over time. We cannot predict the outcome of these proceedings.
Note 10. Post-retirement and Similar Obligations
During the three and six months ended June 30, 2024, we made $4 million and $5 million of pension contributions, respectively. We expect to make additional contributions of $23 million for the remainder of 2024.

The components of net periodic benefit cost for pension benefits for the three and six months ended June 30, 2024 and 2023, respectively, consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(Millions)
Service cost	$1	$1	$3	$3
Interest cost	28	31	56	61
Expected return on plan assets	(41)	(37)	(81)	(73)
Amortization of:
Prior service costs	1	1	1	1
Actuarial loss	8	—	15	1
Net Periodic Benefit Credit	$(3)	$(4)	$(6)	$(7)
The components of net periodic benefit cost for postretirement benefits for the three and six months ended June 30, 2024 and 2023, respectively, consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(Millions)
Service cost	$1	$1	$1	$1
Interest cost	3	4	6	7
Expected return on plan assets	(1)	(2)	(2)	(3)
Amortization of:
Prior service costs	—	—	—	—
Actuarial gain	(2)	(3)	(3)	(6)
Net Periodic Benefit Credit (Cost)	$1	$—	$2	$(1)
Note 11. Equity
As of June 30, 2024 and December 31, 2023, we had, respectively, 99,125 and 103,889 shares of common stock held in trust and no convertible preferred shares outstanding. During both the three and six months ended June 30, 2024, we released 4,764 shares of common stock held in trust, respectively. During both the three and six months ended June 30, 2023, we released 4,299 shares of common stock held in trust.
We maintain a repurchase agreement with J.P. Morgan Securities, LLC. (JPM), pursuant to which JPM will, from time to time, acquire, on behalf of Avangrid, shares of common stock of Avangrid. The purpose of the stock repurchase program is to allow Avangrid to maintain Iberdrola's relative ownership percentage of approximately 81.5%. The stock repurchase program may be suspended or discontinued at any time upon notice. As of June 30, 2024, a total of 997,983 shares have been repurchased in the open market, all of which are included as Avangrid treasury shares. The total cost of all repurchases, including commissions, was $47 million as of June 30, 2024.

Accumulated Other Comprehensive Loss
Accumulated Other Comprehensive Loss for the three and six months ended June 30, 2024 and 2023, respectively, consisted of:

	As of March 31,	Three Months Ended June 30,	As of June 30,	As of March 31,	Three Months Ended June 30,	As of June 30,
	2024	2024	2024	2023	2023	2023
(Millions)
Amortization of pension cost, net of income tax expense of $0 and $1 for 2024 and 2023		1			2
Net (loss) gain on pension plans	(21)	1	(20)	(20)	2	(18)
Unrealized gain (loss) from equity method investment, net of income tax (benefit) expense of $(1) for 2024 and $1 for 2023 (a)	18	(2)	16	12	6	18
Unrealized (loss) gain during period on derivatives qualifying as cash flow hedges, net of income tax expense of $2 for 2024 and $12 for 2023	(139)	7	(132)	(197)	34	(163)
Reclassification to net income of losses on cash flow hedges, net of income tax expense of $1 for 2024 and $6 for 2023 (b)	163	1	164	74	15	89
Gain (Loss) on derivatives qualifying as cash flow hedges	24	8	32	(123)	49	(74)
Accumulated Other Comprehensive Income (Loss)	$21	$7	$28	$(131)	$57	$(74)

	As of December 31,	Six Months Ended June 30,	As of June 30,	As of December 31,	Six Months Ended June 30,	As of June 30,
	2023	2024	2024	2022	2023	2023
(Millions)
Amortization of pension cost, net of income tax expense of $0 and $1 for 2024 and 2023		$1			$2
Net (loss) gain on pension plans	$(21)	$1	$(20)	$(20)	$2	$(18)
Unrealized gain (loss) from equity method investment, net of income tax (benefit) expense of $(1) for 2024 and $1 for 2023 (a)	$18	$(2)	$16	$13	$5	$18
Unrealized (loss ) gain during period on derivatives qualifying as cash flow hedges, net of income tax expense of $17 for 2024 and $11 for 2023	(178)	46	(132)	(195)	32	(163)
Reclassification to net income of losses on cash flow hedges, net of income tax expense of $3 for 2024 and $24 for 2023 (b)	156	8	164	22	67	89
(Loss) Gain on derivatives qualifying as cash flow hedges	(22)	54	32	(173)	99	(74)
Accumulated Other Comprehensive (Loss) Income	$(25)	$53	$28	$(180)	$106	$(74)
(a)    Foreign currency and interest rate contracts.
(b)    Reclassification is reflected in the operating expenses and interest expense, net of capitalization line items, respectively, in our condensed consolidated statements of income.
Note 12. Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to Avangrid by the weighted-average number of shares of our common stock outstanding. During the three and six months ended June 30, 2024 and 2023, while we did have securities that were dilutive, these securities did not result in a change in our earnings per share calculations for the both three and six months ended June 30, 2024 and 2023.

The calculations of basic and diluted earnings per share attributable to Avangrid, for the three and six months ended June 30, 2024 and 2023, respectively, consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(Millions, except for number of shares and per share data)
Numerator:
Net income attributable to Avangrid	$169	$85	$520	$330
Denominator:
Weighted average number of shares outstanding - basic	387,010,149	386,749,135	386,963,191	386,747,077
Weighted average number of shares outstanding - diluted	387,440,241	387,108,271	387,336,593	387,092,223
Earnings per share attributable to Avangrid
Earnings Per Common Share, Basic	$0.44	$0.22	$1.34	$0.85
Earnings Per Common Share, Diluted	$0.44	$0.22	$1.34	$0.85
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
The chief operating decision maker evaluates segment performance based on segment adjusted net income defined as net income adjusted to exclude mark-to-market earnings from changes in the fair value of derivative instruments, costs incurred related to the merger and other transactions, and accelerated depreciation from the repowering of wind farms.
Products and services are sold between reportable segments and affiliate companies at cost. Segment income, expense and assets presented in the accompanying tables include all intercompany transactions that are eliminated in our condensed consolidated financial statements. Refer to Note 4 - Revenue for more detailed information on revenue by segment.

Segment information as of and for the three and six months ended June 30, 2024, consisted of:

Three Months Ended June 30, 2024	Networks	Renewables	Other (a)	Avangrid Consolidated
(Millions)
Revenue - external	$1,590	$334	$(1)	$1,923
Revenue - intersegment	—	—	—	—
Depreciation and amortization	187	121	2	310
Operating income (loss)	200	4	(3)	201
Earnings from equity method investments	4	1	—	5
Interest expense, net of capitalization	77	(1)	46	122
Income tax expense (benefit)	33	(17)	(3)	13
Adjusted net income (loss)	152	86	(50)	189

Six Months Ended June 30, 2024	Networks	Renewables	Other (a)	Avangrid Consolidated
(Millions)
Revenue - external	$3,607	$734	$(1)	$4,340
Revenue - intersegment	1	—	(1)	—
Depreciation and amortization	365	239	4	608
Operating income (loss)	553	64	(9)	608
Earnings from equity method investments	8	3	—	11
Interest expense, net of capitalization	166	3	78	247
Income tax expense (benefit)	90	(23)	(34)	33
Adjusted net income (loss)	420	171	(61)	530
Capital expenditures	1,379	550	6	1,935
As of June 30, 2024
Property, plant and equipment	22,598	11,454	11	34,063
Equity method investments	197	717	—	914
Total assets	$31,734	$14,441	$(486)	$45,689
(a) Includes Corporate and intersegment eliminations.

Segment information for the three and six months ended June 30, 2023 and as of December 31, 2023, consisted of:

Three Months Ended June 30, 2023	Networks	Renewables	Other (a)	Avangrid Consolidated
(Millions)
Revenue - external	$1,272	$315	$—	$1,587
Revenue - intersegment	1	—	(1)	—
Depreciation and amortization	175	110	—	285
Operating income (loss)	120	9	(3)	126
Earnings from equity method investments	4	—	—	4
Interest expense, net of capitalization	69	4	26	99
Income tax expense (benefit)	14	(26)	21	9
Adjusted net income (loss)	76	63	(59)	80

Six Months Ended June 30, 2023	Networks	Renewables	Other (a)	Avangrid Consolidated
(Millions)
Revenue - external	$3,348	$705	$—	$4,053
Revenue - intersegment	1	—	(1)	—
Depreciation and amortization	349	215	1	565
Operating income (loss)	397	(1)	(5)	391
Earnings (losses) from equity method investments	8	(2)	—	6
Interest expense, net of capitalization	139	10	45	194
Income tax expense (benefit)	58	(60)	(7)	(9)
Adjusted net income (loss)	271	115	(58)	328
Capital expenditures	1,118	497	20	1,635
As of December 31, 2023
Property, plant and equipment	21,692	11,153	12	32,857
Equity method investments	186	532	—	718
Total assets	$30,413	$14,538	$(962)	$43,989
(a) Includes Corporate and intersegment eliminations.
Reconciliation of Adjusted Net Income to Net Income attributable to Avangrid for the three and six months ended June 30, 2024 and 2023, respectively, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(Millions)
Adjusted Net Income Attributable to Avangrid, Inc.	$189	$80	$530	$328
Adjustments:
Mark-to-market earnings - Renewables (1)	(18)	8	—	4
Accelerated depreciation from repowering (2)	(3)	—	(6)	—
Merger and other transaction costs (3)	(6)	(2)	(6)	(2)
Income tax impact of adjustments	7	(2)	3	(1)
Net Income Attributable to Avangrid, Inc.	$169	$85	$520	$330
(1)Mark-to-market earnings relates to earnings impacts from changes in the fair value of Renewables' derivative instruments associated with electricity and natural gas.
(2)Represents the amount of accelerated depreciation derived from the repowering of wind farms in Renewables.
(3)Pre-merger and other transaction costs incurred.

Note 14. Related Party Transactions
We engage in related party transactions that are generally billed at cost and in accordance with applicable state and federal commission regulations.
Related party transactions for the three and six months ended June 30, 2024 and 2023, respectively, consisted of:

Three Months Ended June 30,	2024		2023
(Millions)	Sales To	Purchases From	Sales To	Purchases From
Iberdrola, S.A.	$—	$(16)	$—	$(15)
Iberdrola Renovables Energía, S.L.	$—	$—	$—	$(1)
Iberdrola Financiación, S.A.	$—	$(26)	$—	$(4)
Vineyard Wind	$3	$—	$2	$—
Other	$—	$—	$—	$—

Six Months Ended June 30,	2024		2023
(Millions)	Sales To	Purchases From	Sales To	Purchases From
Iberdrola, S.A.	$—	$(28)	$—	$(26)
Iberdrola Renovables Energía, S.L.	$—	$(1)	$—	$(3)
Iberdrola Financiación, S.A.	$—	$(42)	$—	$(8)
Vineyard Wind	$6	$—	$4	$—
Other	$—	$(1)	$—	$—
Related party balances as of June 30, 2024 and December 31, 2023, respectively, consisted of:

As of	June 30, 2024		December 31, 2023
(Millions)	Owed By	Owed To	Owed By	Owed To
Iberdrola	$1	$(24)	$1	$—
Iberdrola Renovables Energía, S.L.	$—	$(5)	$4	$—
Iberdrola Financiación, S.A.	$—	$(2,005)	$—	$(799)
Vineyard Wind	$4	$(8)	$6	$(8)
Iberdrola Solutions	$—	$(6)	$—	$(6)
Other	$4	$(1)	$4	$—
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
Avangrid optimizes its liquidity position as part of the Iberdrola Group and is a party to a liquidity agreement with a financial institution, along with certain members of the Iberdrola Group. Cash surpluses remaining after meeting the liquidity requirements of Avangrid and its subsidiaries may be deposited at the financial institution. Deposits, or credit balances, serve as collateral against the debit balances of other parties to the liquidity agreement. The balance at both June 30, 2024 and December 31, 2023, was $0.
Avangrid has a credit facility with Iberdrola Financiación, S.A.U., a subsidiary of Iberdrola. The facility has a limit of $750 million and matures on June 18, 2028. Avangrid pays a quarterly facility fee of 22.5 basis points (rate per annum) on the facility based on Avangrid’s current Moody’s and S&P ratings for senior unsecured long-term debt. As of both June 30, 2024 and December 31, 2023, there was no outstanding amount under this credit facility, respectively.
On July 19, 2023, we entered into an intra-group green term loan agreement with Iberdrola Financiación, S.A.U., a subsidiary of Iberdrola, with an aggregate principal amount of $800 million maturing on July 13, 2033 at an interest rate of 5.45%.
On June 13, 2024, we entered into an intra-group green loan agreement with Iberdrola Financiación, S.A.U., with an aggregate principal amount of $600 million maturing on September 13, 2027 at an interest rate of 5.48%.

On June 13, 2024, we entered into an additional intra-group green loan agreement with Iberdrola Financiación, S.A.U., with an additional aggregate principal amount of $600 million maturing on June 13, 2030 at an interest rate of 5.53%.
We have a bi-lateral demand note agreement with Iberdrola Solutions, LLC, which had notes payable balances of $6 million as of both June 30, 2024 and December 31, 2023.
See Note 19 - Equity Method Investments for more information on transactions with our equity method investees.
Note 15. Other Financial Statement Items
Accounts receivable and unbilled revenue, net
Accounts receivable and unbilled revenues, net as of June 30, 2024 and December 31, 2023 consisted of:

As of	June 30, 2024	December 31, 2023
(Millions)
Trade receivables and unbilled revenues	$1,549	$1,749
Allowance for credit losses	(174)	(161)
Accounts receivable and unbilled revenues, net	$1,375	$1,588
The change in the allowance for credit losses for the three and six months ended June 30, 2024 and 2023 consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2024	2023	2024	2023
As of Beginning of Period,	$169	$148	$161	$155
Current period provision	48	33	94	50
Write-off as uncollectible	(43)	(26)	(81)	(50)
As of June 30,	$174	$155	$174	$155
The Deferred Payment Arrangements (DPA) receivable balance was $141 million and $110 million at June 30, 2024 and December 31, 2023, respectively. The allowance for credit losses for DPAs at June 30, 2024 and December 31, 2023 was $50 million and $44 million, respectively. Furthermore, the change in the allowance for credit losses associated with the DPAs for the three and six months ended June 30, 2024 was $4 million and $6 million, respectively, and for the three and six months ended June 30, 2023 was $7 million and $5 million, respectively.
Prepayments and other current assets
Included in prepayments and other current assets are $224 million and $165 million of broker margin and collateral accounts as of June 30, 2024 and December 31, 2023, respectively.
Property, plant and equipment and intangible assets
The accumulated depreciation and amortization as of June 30, 2024 and December 31, 2023, respectively, were as follows:

As of	June 30, 2024	December 31, 2023
(Millions)
Property, plant and equipment
Accumulated depreciation	$12,998	$12,479
Intangible assets
Accumulated amortization	$362	$351
As of June 30, 2024 and 2023, accrued liabilities for property, plant and equipment additions were $545 million and $266 million, respectively.
Debt
Commercial Paper
As of June 30, 2024 and December 31, 2023, there was $1,935 million and $1,332 million of commercial paper outstanding, respectively. As of June 30, 2024 and December 31, 2023, the weighted-average interest rate on commercial paper was 5.60% and 5.65%, respectively.

Note 16. Income Tax Expense
The effective tax rates, inclusive of federal and state income tax, for the three and six months ended June 30, 2024, were 9.2% and 6.8%, respectively. The effective tax rates for the three and six months ended June 30, 2024, are below the federal statutory tax rate of 21%, primarily due to the recognition of production tax credits, the effect of the excess deferred tax amortization resulting from the Tax Act, the equity component of allowance for funds used during construction and other property related flow through items, partially offset by tax equity financing impacts and the effects of state taxes.
The effective tax rates, inclusive of federal and state income tax, for the three and six months ended June 30, 2023, were 15.0% and (3.5)%, respectively. The effective tax rates for the three and six months ended June 30, 2023 are below the federal statutory tax rate of 21%, primarily due to the recognition of production tax credits associated with wind production, the effect of the excess deferred tax amortization resulting from the Tax Act, and the equity component of allowance for funds used during construction. Additionally, for the three months ended June 30, 2023, there was an unfavorable effect from the update to the annualized effective tax rate.
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
As of June 30, 2024 and December 31, 2023, the total liability was $1 million and $2 million, respectively, which is included in other current and non-current liabilities.
The total stock-based compensation expense, which is included in "Operations and maintenance" in our condensed consolidated statements of income, for the three and six months ended June 30, 2024 was $3 million and $6 million, respectively, and for the three and six months ended June 30, 2023 was $3 million and $7 million, respectively.

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
The assets and liabilities of the VIEs totaled approximately $2,713 million and $195 million, respectively, at June 30, 2024. As of December 31, 2023, the assets and liabilities of VIEs totaled approximately $2,741 million and $174 million, respectively. At June 30, 2024 and December 31, 2023, the assets and liabilities of the VIEs consisted primarily of property, plant and equipment.
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
At June 30, 2024, El Cabo Wind, LLC (El Cabo), Patriot Wind Farm LLC (Patriot), Aeolus Wind Power VII, LLC (Aeolus VII), Aeolus VIII, and Solis I are our consolidated VIEs.
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
On October 24, 2023, Vineyard Wind 1 closed on a TEF agreement, pursuant to which Vineyard Wind 1 is expected to receive approximately $1.2 billion from tax equity investors in installments based on the number of turbines reaching or about to reach mechanical completion each month until the entire project reaches commercial operation date. Vineyard Wind 1 received the initial funding of $85 million from tax equity investors in 2023. On May 29, 2024, Vineyard Wind 1 received the second funding of $22 million from tax equity investors. The remaining $1.1 billion is expected to be received in 2024 and 2025. In conjunction with the equity installments received since the closing of the TEF agreement, we have issued an indemnification of our joint share of the investor contributions. As of June 30, 2024 and December 31, 2023, our total indemnified amount was $54 million and $43 million, respectively.
Vineyard Wind 1 is considered a VIE because it cannot finance its activities without additional support from its owners or third parties. Renewables is not the primary beneficiary of the entity since it does not have a controlling financial interest, and therefore we do not consolidate this entity. During 2024, Renewables made a capital contribution of $188 million to Vineyard Wind 1. As of June 30, 2024 and December 31, 2023, the carrying amount of Renewables' investments in Vineyard Wind 1, LLC and Vineyard Wind 1 Pledgor LLC was $493 million and $297 million, respectively.
Note 20. Subsequent Event
On July 8, 2024, Avangrid entered into an agreement to sell the Kitty Hawk North, LLC related offshore lease and associated assets for approximately $158 million. This transaction is subject to customary closing conditions and is expected to close in the fourth quarter of 2024.
On July 16, 2024, the board of directors of Avangrid declared a quarterly dividend of $0.44 per share on its common stock. This dividend is payable on October 1, 2024 to shareholders of record at the close of business on September 2, 2024.

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
Avangrid has approximately $46 billion in assets and operations in 24 states concentrated in our two primary lines of business - Avangrid Networks and Avangrid Renewables. Avangrid Networks owns eight electric and natural gas utilities, serving approximately 3.3 million customers in New York and New England. Avangrid Renewables owns and operates 9.8 gigawatts of electricity capacity, primarily through wind and solar power, with a presence in 22 states across the United States. Avangrid supports the achievement of the Sustainable Development Goals approved by the member states of the United Nations, was named among the World’s Most Ethical companies in 2024 for the sixth consecutive year by the Ethisphere Institute and recognized by Just Capital as one of the 2024 Just 100, an annual ranking of the most just U.S. public companies for the fourth time. Avangrid employs approximately 8,000 people. Iberdrola S.A., or Iberdrola, a corporation (sociedad anónima) organized under the laws of the Kingdom of Spain, a worldwide leader in the energy industry, directly owns 81.6% of the outstanding shares of Avangrid common stock. The remaining outstanding shares are owned by various shareholders with approximately 14.7% of Avangrid's outstanding shares publicly-traded on the New York Stock Exchange (NYSE). Avangrid's primary businesses are described below.
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
Through Networks, we own electric distribution, transmission and generation companies and natural gas distribution, transportation and sales companies in New York, Maine, Connecticut and Massachusetts, delivering electricity to approximately 2.3 million electric utility customers and delivering natural gas to approximately 1.0 million natural gas utility customers as of June 30, 2024.
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

Renewables has a combined wind, solar and thermal installed capacity of 9,807 megawatts, or MW, as of June 30, 2024, including Renewables’ share of joint projects, of which 8,045 MW was installed onshore wind capacity and 137 MW of offshore. Renewables targets to contract or hedge above 80% of its capacity under long-term PPAs and hedges to limit market volatility. As of June 30, 2024, approximately 78% of the capacity was contracted with PPAs for an average period of approximately 9 years and an additional 10% of production was hedged. Avangrid is one of the three largest wind operators in the United States based on installed capacity as of December 31, 2023, and strives to lead the transformation of the U.S. energy industry to a sustainable, competitive, clean energy future. Renewables installed capacity includes 68 onshore wind farms and seven solar facilities operational and one offshore wind facility in 21 states across the United States.
Agreement and Plan of Merger
On May 17, 2024, Avangrid entered into an Agreement and Plan of Merger (the Merger Agreement) with Iberdrola and Arizona Merger Sub, Inc (Merger Sub). The Merger Agreement provides that, upon the terms and subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will merge with and into Avangrid (the Merger), with Avangrid continuing as the surviving corporation and a wholly-owned subsidiary of Iberdrola.
Pursuant to the terms of the Merger Agreement, at the time at which the Merger becomes effective (the “Effective Time”), as a result of the Merger, each share of common stock of Avangrid issued and outstanding immediately prior to the Effective Time (other than shares of common stock owned by Iberdrola, Merger Sub or any other direct or indirect wholly-owned subsidiary of Iberdrola and shares of common stock owned by Avangrid or any direct or indirect wholly-owned subsidiary of Avangrid, and in each case not held on behalf of third parties (collectively, the Excluded Shares)) will be converted into the right to receive $35.75 in cash per share, without interest. At the Effective Time, all of the shares of common stock of Avangrid (other than the Excluded Shares) will be cancelled and will cease to exist. In addition, under the terms of the Merger Agreement, Avangrid is permitted to continue paying regular quarterly cash dividends not to exceed $0.44 per share through the closing of the Merger, including a pro-rated dividend for any partial quarter prior to the closing of the Merger.
The consummation of the Merger is subject to customary closing conditions, including, among others, requisite shareholder approval and receipt of certain required regulatory approvals (including approvals from the Federal Energy Regulatory Commission (FERC), the Maine Public Utilities Commission (MPUC) and the New York Public Service Commission (NYPSC)). The Merger Agreement contains certain termination rights for each of Avangrid and Iberdrola. In addition, Avangrid, upon the recommendation of the Unaffiliated Committee, and Iberdrola may terminate the Merger Agreement if the Merger is not consummated on or before June 30, 2025, subject to one three-month extension, exercisable by either Iberdrola or Avangrid, upon the recommendation of the Unaffiliated Committee, in the event that all conditions to closing have been satisfied except for those related to the approval of FERC, MPUC and NYPSC.
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
For more information, see the risk factors in Item 1A. Risk Factors in our Form 10-K for the year ended December 31, 2023 and in this Quarterly Report on Form 10-Q.
Summary of Results of Operations
Our operating revenues increased by $336 million from $1,587 million for the three months ended June 30, 2023 to $1,923 million for the three months ended June 30, 2024.
Networks business revenues increased mainly due to rate increases in New York effective October 12, 2023. Renewables revenues increased mainly due to favorable thermal and power trading driven by higher average prices in the period primarily due to weather.
Net income attributable to Avangrid increased by $84 million from $85 million for the three months ended June 30, 2023 to $169 million for the three months ended June 30, 2024, primarily driven by a rate increase in New York and thermal and power trading revenues in Renewables in the period

Adjusted net income (a non-GAAP financial measure) increased by $108 million from $80 million for the three months ended June 30, 2023 to $189 million for the three months ended June 30, 2024. The increase is primarily due to a $76 million increase in Networks driven primarily by rate increases in New York effective October 12, 2023, a $23 million increase in Renewables primarily driven by favorable thermal and power trading due to higher average prices in the period primarily due to weather and a $9 million increase in Corporate mainly driven by favorable taxes from applying the annual consolidated estimated tax rate, offset by higher interest expenses in the period.
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
On August 3, 2023, NECEC resumed limited construction and is continuing to evaluate the construction schedule for the NECEC project, related commercial operation date, and total project cost, including potential impacts from increased construction costs, disputes with third party vendors regarding contracts and certain change orders, and a decrease in expected returns. As of June 30, 2024, we have capitalized approximately $1,059 million for the NECEC project, which includes capitalized interest costs and other additional payments related to the project along with construction costs.
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
Power Tax Audits
Previously, CMP, NYSEG and RG&E implemented Power Tax software to track and measure their respective deferred tax amounts. In connection with this change, we identified historical updates needed with deferred taxes recognized by CMP, NYSEG and RG&E and increased our deferred tax liabilities, with a corresponding increase to regulatory assets, to reflect the updated amounts calculated by the Power Tax software. Since 2015, the NYPSC and MPUC accepted certain adjustments to deferred taxes and associated regulatory assets for this item in recent distribution rate cases, resulting in regulatory asset balances of approximately $128 million and $130 million, respectively, for this item at June 30, 2024 and December 31, 2023.
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
Anti-Circumvention Petition
We are monitoring the Department of Commerce's, or DOC, anti-circumvention determination made on August 18, 2023 finding that producers shipping solar panels and cells from Vietnam, Thailand, Malaysia and Cambodia may have circumvented tariffs imposed on Chinese solar panels and cells. Anti-dumping and countervailing duties began being applied to producers found to be circumventing on June 6, 2024 after the end of the Biden Administration’s 24-month tariff exemption. Panels imported before June 6, 2024, that entered under the moratorium must be “used or installed” by December 3, 2024. On April 24, 2024, several solar manufacturers filed a new petition to launch an anti-dumping and countervailing duties investigation applicable to manufacturers of solar cells and modules operating in the same four Southeast Asian countries (Cambodia, Malaysia, Thailand and Vietnam). An anticipated preliminary determination is not expected until the third or fourth quarter of 2024. To date, there has been no material impact on Renewables' operations or financial performance as a result of either the anti-circumvention determination or the new investigation. Despite mitigation actions, there is uncertainty around related long-term effects to the solar panel supply chain and we currently cannot predict if there will be materially adverse impacts to our business, results of operations or financial condition.

201 Tariff bifacial exclusion
The bifacial exclusion from 201 tariffs on imported solar panels was ended via Presidential proclamation on June 21, 2024. Beginning September 24, 2024, bifacial panels entering the US will face a tariff rate of 14.25% until February 2025 and 14.00% until February 2026, with certain exceptions granted to a subset of developing countries of origin. To date, there has been no material impact on Renewables' operations or financial performance as a result of this tariff. Currently, mitigation actions are being taken however there is uncertainty around related long-term impacts, and we currently cannot predict if there will be materially adverse impacts to our business, results of operations or financial condition.
New York Climate Leadership and Community Protection Act
On February 16, 2023, the NYPSC issued an order to authorize transmission upgrades solely to support new renewable generation sources pursuant to the implementation of the Accelerated Renewable Growth and Community Benefit Act as part of the Climate Leadership and Community Protection Act (CLCPA) Phase 2. The order approves an estimated $4.4 billion in transmission upgrades proposed by upstate utilities to help integrate 3,500 MW of clean energy capacity into the grid, of which NYSEG and RG&E are approved for estimated upgrade costs of $2.2 billion, including participation with other upstate utilities on certain projects. On October 17, 2023, NYSEG and RG&E filed a petition requesting approval from the NYPSC to seek authorization from the Federal Energy Regulatory Commission, or FERC, to utilize 100 percent construction work in progress, or CWIP, in rate base for the local transmission upgrades under the CLCPA Phase 2. On April 18, 2024, the NYPSC approved the petition to allow NYSEG and RG&E to seek FERC approval along with adding other related reporting requirements. On July 5, 2024, FERC conditionally accepted NYSEG and RG&E’s application for CWIP and the 100% Abandoned Plant incentive (Abandoned Plant), subject to further compliance, for projects that are subject to subsequent permitting approval by the NYPSC under Article VII of New York State’s Public Service Law, effective July 8, 2024, and denied the application for CWIP and Abandoned Plant for projects not subject to Article VII permitting approval. NYSEG and RG&E are assessing the July 5, 2024 FERC order and the impacts on the companies.
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
PURA held a noticed public hearing on this matter on March 11, 2024, and on March 28, 2024, a proposed interim decision was issued in this proceeding to provide an opportunity for the parties and intervenors to file written exceptions and to present oral arguments, which were heard on April 4, 2024. On April 17, 2024, PURA conditionally approved rates for UI's RAM components effective July 1, 2024, through April 30, 2025, subject to its final prudency review of UI's 2023 reported RAM costs.
Stipulation Agreement for 2022 CMP Incremental Storm Costs
On June 11, 2024, the MPUC issued an order approving a stipulation filed by CMP on May 30, 2024, to resolve the Office of the Public Advocate’s complaint regarding 2022 storm costs and to include a provision that it will not challenge 2023 storm costs recovery. As a result of the stipulation agreement, CMP will reduce carrying costs on the unamortized balance of the 2022 incremental storm costs by $0.85 million for the period of July 1, 2024 to June 30, 2025. The stipulation also recognizes that there is no disallowance or finding of imprudence by CMP, with no other modification on incurred storm costs recovery aside from the aforementioned carrying cost adjustment.
IRS Normalization Rulings
In June 2024, the IRS released private letter rulings that clarified how the normalization rules apply to situations where customer rates are reduced for certain tax benefits realized through affiliate rather than stand-alone activity. The Company is assessing the impact of this development on our utility businesses and financial statements.

Results of Operations
The following tables set forth financial information by segment for each of the periods indicated:

	Three Months Ended				Three Months Ended
	June 30, 2024				June 30, 2023
	Total	Networks	Renewables	Other(1)	Total	Networks	Renewables	Other(1)
	(in millions)
Operating Revenues	$1,923	$1,590	$334	$(1)	$1,587	$1,273	$315	$(1)
Operating Expenses
Purchased power, natural gas and fuel used	429	361	68	—	385	304	81	—
Operations and maintenance	819	694	123	2	634	531	101	2
Depreciation and amortization	310	187	121	2	285	175	110	—
Taxes other than income taxes	164	148	18	(2)	157	143	14	—
Total Operating Expenses	1,722	1,390	330	2	1,461	1,153	306	2
Operating Income	201	200	4	(3)	126	120	9	(3)
Other Income (Expense)
Other income (expense)	57	59	5	(7)	29	36	3	(10)
Earnings (losses) from equity method investments	5	4	1	—	4	4	—	—
Interest expense, net of capitalization	(122)	(77)	1	(46)	(99)	(69)	(4)	(26)
Income (Loss) Before Income Tax	141	186	11	(56)	60	91	8	(39)
Income tax expense (benefit)	13	33	(17)	(3)	9	14	(26)	21
Net Income (Loss)	128	153	28	(53)	51	77	34	(60)
Net (income) loss attributable to noncontrolling interests	41	(1)	42	—	34	(1)	35	—
Net Income (Loss) Attributable to Avangrid, Inc.	$169	$152	$70	$(53)	$85	$76	$69	$(60)

	Six Months Ended				Six Months Ended
	June 30, 2024				June 30, 2023
	Total	Networks	Renewables	Other(1)	Total	Networks	Renewables	Other(1)
	(in millions)
Operating Revenues	$4,340	$3,608	$734	$(2)	$4,053	$3,349	$705	$(1)
Operating Expenses
Purchased power, natural gas and fuel used	1,153	1,004	149	—	1,362	1,137	225	—
Operations and maintenance	1,611	1,370	241	—	1,395	1,162	231	2
Depreciation and amortization	608	365	239	4	565	349	215	1
Taxes other than income taxes	360	316	41	3	340	304	35	1
Total Operating Expenses	3,732	3,055	670	7	3,662	2,952	706	4
Operating Income	608	553	64	(9)	391	397	(1)	(5)
Other Income (Expense)
Other income (expense)	111	117	6	(12)	54	65	5	(16)
Earnings (losses) from equity method investments	11	8	3	—	6	8	(2)	—
Interest expense, net of capitalization	(247)	(166)	(3)	(78)	(194)	(139)	(10)	(45)
Income (Loss) Before Income Tax	483	512	70	(99)	257	331	(8)	(66)
Income tax expense (benefit)	33	90	(23)	(34)	(9)	58	(60)	(7)
Net Income (Loss)	450	422	93	(65)	266	273	52	(59)
Net loss (income) attributable to noncontrolling interests	70	(2)	72	—	64	(2)	66	—
Net Income (Loss) Attributable to Avangrid, Inc.	$520	$420	$165	$(65)	$330	$271	$118	$(59)
(1)"Other" represents Corporate and intersegment eliminations.

Comparison of Period to Period Results of Operations
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Operating Revenues
Our operating revenues increased by $336 million from $1,587 million for the three months ended June 30, 2023 to $1,923 million for the three months ended June 30, 2024, as detailed by segment below:
Networks
Operating revenues increased by $317 million from $1,273 million for the three months ended June 30, 2023 to $1,590 million for the three months ended June 30, 2024. Electricity and gas revenues increased by $98 million, primarily due to rate increases in New York effective October 12, 2023, and a $45 million favorable impact from deferrals mainly driven by new regulatory mechanisms established by the rate case in New York. Additionally, electricity and gas revenues changed due to the following items that have offsets within the income statement: an increase of $57 million in purchased power and purchased gas (offset in purchased power) driven by higher average units and pricing in commodities in the period, and an increase of $117 million in flow through amortizations (offset in operating expenses).
Renewables
Operating revenues increased by $19 million from $315 million for the three months ended June 30, 2023 to $334 million for the three months ended June 30, 2024. The increase in operating revenues was primarily due to an increase of $27 million in favorable thermal and power trading due to wider spark spreads in the period primarily driven by weather, $22 million increase in merchant prices driven by higher average prices in the current period and $17 million increase from production in the current period, offset by unfavorable MtM changes of $47 million on energy derivative transactions entered for economic hedging purposes in the current period.
Purchased Power, Natural Gas and Fuel Used
Our purchased power, natural gas and fuel used increased by $44 million from $385 million for the three months ended June 30, 2023 to $429 million for the three months ended June 30, 2024, as detailed by segment below:
Networks
Purchased power, natural gas and fuel used increased by $57 million from $304 million for the three months ended June 30, 2023 to $361 million for the three months ended June 30, 2024. The increase is primarily driven by a $57 million increase in average commodity prices and an overall increase in electricity and gas units procured due to higher degree days in the period.
Renewables
Purchased power, natural gas and fuel used decreased by $13 million from $81 million for the three months ended June 30, 2023 to $68 million for the three months ended June 30, 2024. The decrease is primarily due to favorable MtM changes on derivatives of $21 million driven by market price changes in the period, offset by an increase of $8 million in power and gas purchases due to higher average prices in the current period driven by weather.
Operations and Maintenance
Operations and maintenance expenses increased by $185 million from $634 million for the three months ended June 30, 2023 to $819 million for the three months ended June 30, 2024, as detailed by segment below:
Networks
Operations and maintenance expenses increased by $163 million from $531 million for the three months ended June 30, 2023 to $694 million for the three months ended June 30, 2024. The increase is driven by increased business and corporate costs of $13 million, and a $33 million increase in personnel expenses primarily driven by higher headcount. In addition, there were increases of $117 million in flow-through items and amortizations (which is offset in revenue).
Renewables
Operations and maintenance expenses increased by $22 million from $101 million for the three months ended June 30, 2023 to $123 million for the three months ended June 30, 2024. The increase is primarily driven by a $9 million bad debt provision reversal recorded in the same period of 2023 arising from the 2022 weather event in the PJM market, and a $13 million increase driven by higher operating costs in the current period.

Depreciation and Amortization
Depreciation and amortization for the three months ended June 30, 2024 was $310 million compared to $285 million for the three months ended June 30, 2023, representing an increase of $25 million. The increase is primarily driven by $22 million from plant additions mainly in Networks and Renewables, and $3 million impact of accelerated depreciation from the repowering of wind farms in the current period.
Other Income (Expense) and Earnings (Losses) from Equity Method Investments
Other income (expense) and equity earnings (losses) increased by $29 million from $33 million for the three months ended June 30, 2023 to $62 million for the three months ended June 30, 2024. The increase is primarily due to a $18 million increase in allowance for funds used during construction in Networks primarily driven by the NECEC project construction, a $10 million increase in carrying costs on regulatory deferrals and a $1 million of favorable equity earnings in the current period.
Interest Expense, Net of Capitalization
Interest expense for the three months ended June 30, 2024 and 2023 was $122 million and $99 million, respectively. The change is primarily due to a $16 million increase in interest expense mainly driven by increased debt in the period at Networks and a $29 million increase in Other mainly driven by increased outstanding balances on commercial paper and the intragroup loan and unfavorable changes in the fair value hedges in the current period, offset by $22 million of capitalized interest driven by higher interest rates in the period.
Income Tax
The effective tax rates, inclusive of federal and state income tax, for the three months ended June 30, 2024 was 9.2%, which is below the federal statutory tax rate of 21%, primarily due to the recognition of production tax credits, the effect of the excess deferred tax amortization resulting from the Tax Act, the equity component of allowance for funds used during construction and other property related flow through items, partially offset by tax equity financing impacts and the effects of state taxes. The effective tax rates, inclusive of federal and state income tax, for the three months ended June 30, 2023 was 15.0%, which is below the federal statutory tax rate of 21%, primarily due to the recognition of production tax credits associated with wind production, the effect of the excess deferred tax amortization resulting from the Tax Act, the equity component of allowance for funds used during construction and an unfavorable effect from the update to the annualized effective tax rate.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Operating Revenues
Our operating revenues increased by $287 million from $4,053 million for the six months ended June 30, 2023 to $4,340 million for the six months ended June 30, 2024, as detailed by segment below:
Networks
Operating revenues increased by $259 million from $3,349 million for the six months ended June 30, 2023 to $3,608 million for the six months ended June 30, 2024. Electricity and gas revenues increased by $182 million, primarily due to rate increases in New York effective October 12, 2023, and a $78 million favorable impact from deferrals mainly driven by new regulatory mechanisms established by the rate case in New York. Additionally, electricity and gas revenues changed due to the following items that have offsets within the income statement: a decrease of $133 million in purchased power and purchased gas (offset in purchased power) driven by lower average pricing in commodities in the period, offset by an increase of $132 million in flow through items and amortizations (offset in operating expenses).
Renewables
Operating revenues increased by $29 million from $705 million for the six months ended June 30, 2023, to $734 million for the six months ended June 30, 2024. The increase in operating revenues was primarily due to an increase of $57 million in favorable thermal and power trading due to wider spark spreads in the period primarily driven by weather, and a $58 million increase in merchant prices driven by higher average prices in the current period, offset by unfavorable MtM changes of $72 million on energy derivative transactions entered for economic hedging purposes and a $14 million decrease from production in the current period.
Purchased Power, Natural Gas and Fuel Used
Purchased power, natural gas and fuel used decreased by $209 million from $1,362 million for the six months ended June 30, 2023 to $1,153 million for the six months ended June 30, 2024, as detailed by segment below:

Networks
Purchased power, natural gas and fuel used decreased by $133 million from $1,137 million for the six months ended June 30, 2023 to $1,004 million for the six months ended June 30, 2024. The decrease is primarily driven by a $133 million decrease in average commodity prices and an overall decrease in electricity and gas units procured due to lower degree days in the period.
Renewables
Purchased power, natural gas and fuel used decreased by $76 million from $225 million for the six months ended June 30, 2023 to $149 million for the six months ended June 30, 2024. The decrease is primarily due to favorable MtM changes on derivatives of $68 million driven by market price changes in the period and a decrease of $8 million in power and gas purchases due to lower average prices in the current period driven by weather.
Operations and Maintenance
Operations and maintenance expenses increased by $216 million from $1,395 million for the six months ended June 30, 2023 to $1,611 million for the six months ended June 30, 2024, as detailed by segment below:
Networks
Operations and maintenance expenses increased by $208 million from $1,162 million for the six months ended June 30, 2023 to $1,370 million for the six months ended June 30, 2024. The increase is driven by increased business and corporate costs of $23 million, and a $53 million increase in personnel expenses primarily driven by higher headcount. In addition, there were increases of $132 million in flow-through items and amortizations (which is offset in revenue).
Renewables
Operations and maintenance expenses increased by $10 million from $231 million for the six months ended June 30, 2023 to $241 million for the six months ended June 30, 2024. The increase is primarily driven by a $9 million bad debt provision reversal recorded in the same period of 2023 arising from the 2022 weather event in the PJM market, and $1 million in higher corporate charges in the current period.
Depreciation and Amortization
Depreciation and amortization for the six months ended June 30, 2024 was $608 million compared to $565 million for the six months ended June 30, 2023, an increase of $43 million. The increase is primarily driven by $37 million from plant additions mainly in Networks and Renewables, and $6 million impact of accelerated depreciation from the repowering of wind farms in the current period.
Other Income (Expense) and Earnings (Losses) from Equity Method Investments
Other income (expense) and equity earnings (losses) decreased by $62 million from $60 million for the six months ended June 30, 2023 to $122 million for the six months ended June 30, 2024. The increase is primarily due to a $36 million increase in allowance for funds used during construction in Networks primarily driven by the NECEC project construction, a $21 million increase in carrying costs on regulatory deferrals and $5 million of favorable equity earnings in the current period.
Interest Expense, Net of Capitalization
Interest expense for the six months ended June 30, 2024 and 2023 was $247 million and $194 million, respectively. The change is primarily due to a $32 million increase in interest expense mainly driven by increased debt in the period at Networks and a $58 million increase in Other mainly driven by increased outstanding balances on commercial paper and the intragroup loan and unfavorable changes in the fair value hedges in the current period, offset by $37 million of capitalized interest driven by higher interest rates in the period.
Income Tax
The effective tax rates, inclusive of federal and state income tax, for the six months ended June 30, 2024 was 6.8%, which is below the federal statutory tax rate of 21%, primarily due to the recognition of production tax credits, the effect of the excess deferred tax amortization resulting from the Tax Act, the equity component of allowance for funds used during construction and other property related flow through items, partially offset by tax equity financing impacts and state taxes. The effective tax rate, inclusive of federal and state income tax, for the six months ended June 30, 2023 was (3.5)%, which was below the federal statutory tax rate of 21%, primarily due to the recognition of production tax credits associated with wind production, the effect of the excess deferred tax amortization resulting from the Tax Act and the equity component of allowance for funds used during construction.

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
We define adjusted net income as net income adjusted to exclude mark-to-market earnings from changes in the fair value of derivative instruments, costs incurred related to the merger and other transactions, and accelerated depreciation from the repowering of wind farms. We believe adjusted net income is more useful in understanding and evaluating actual and projected financial performance and contribution of Avangrid core lines of business and to more fully compare and explain our results. The most directly comparable U.S. GAAP measure to adjusted net income is net income. We also define adjusted earnings per share, or adjusted EPS, as adjusted net income converted to an earnings per share amount.
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

The following tables provide a reconciliation between Net Income attributable to Avangrid and non-GAAP measures Adjusted Net Income, Adjusted EBITDA and Adjusted EBITDA with Tax Credits by segment for the three and six months ended June 30, 2024 and 2023, respectively:

	Three Months Ended June 30, 2024				Six Months Ended June 30, 2024
	Total	Networks	Renewables	Corporate*	Total	Networks	Renewables	Corporate*
	(in millions)				(in millions)
Net Income Attributable to Avangrid, Inc.	$169	$152	$70	$(54)	$520	$420	$165	$(66)
Adjustments:
Mark-to-market earnings – Renewables	18	—	18	—	—	—	—	—
Accelerated depreciation from repowering	3	—	3	—	6	—	6	—
Merger and other transaction costs	6	—	1	6	6	—	1	6
Income tax impact of adjustments (1)	(7)	—	(6)	(2)	(3)	—	(2)	(2)
Adjusted Net Income (2)	$189	$152	$96	$50	$530	$420	$171	$(61)

Net (loss) income attributable to noncontrolling interests	(41)	1	(42)	—	(70)	2	(72)	—
Income tax expense (benefit)	20	33	(11)	(1)	36	90	(21)	(32)
Depreciation and amortization	310	187	121	2	608	365	239	4
Interest expense, net of capitalization	122	77	(1)	46	247	166	3	78
Other (income) expense	(57)	(59)	(5)	7	(111)	(117)	(6)	12
(Earnings) losses from equity method investments	(5)	(4)	(1)	—	(11)	(8)	(3)	—
Adjusted EBITDA (3)	$538	$387	$147	$4	$1,229	$918	$310	$—

Retained PTCs and ITCs	45	—	45	—	93	—	93	—
PTCs allocated to tax equity investors	47	—	47	—	83	—	83	—
Adjusted EBITDA with Tax Credits (3)	$630	$387	$239	$4	$1,405	$918	$486	$—

	Three Months Ended June 30, 2023				Six Months Ended June 30, 2023
	Total	Networks	Renewables	Corporate*	Total	Networks	Renewables	Corporate*
	(in millions)				(in millions)
Net Income Attributable to Avangrid, Inc.	$85	$76	$69	$(60)	$330	$271	$118	$(59)
Adjustments:
Mark-to-market earnings – Renewables	(8)	—	(8)	—	(4)	—	(4)	—
Merger and other transaction costs	2	—	—	2	2	—	—	2
Income tax impact of adjustments (1)	2	—	2	—	1	—	1	—
Adjusted Net Income (2)	$80	$76	$63	$(59)	$328	$271	$115	$(58)

Net (loss) income attributable to noncontrolling interests	(34)	1	(35)	—	(64)	2	(66)	—
Income tax expense (benefit)	7	14	(28)	21	(10)	58	(61)	(7)
Depreciation and amortization	285	175	110	—	565	349	215	1
Interest expense, net of capitalization	99	69	4	26	194	139	10	45
Other (income) expense	(29)	(36)	(3)	10	(54)	(65)	(5)	16
Earnings from equity method investments	(4)	(4)	—	—	(6)	(8)	2	—
Adjusted EBITDA (3)	$405	$295	$111	$(2)	$954	$746	$210	$(3)

Retained PTCs and ITCs	45	—	45	—	90	—	90	—
PTCs allocated to tax equity investors	40	—	40	—	79	—	79	—
Adjusted EBITDA with Tax Credits (3)	$490	$295	$197	$(2)	$1,123	$746	$379	$(3)
(1)Income tax impact of adjustments: 2023 - $(4) million and $1 million from MtM earnings, $(1) million and $(2) million from repowering, and $(2) and $(2) from merger and other transaction costs for the three and six months ended June 30, 2024, respectively; 2023 - $2 million and $1 million from MtM earnings for the three and six months ended June 30, 2023, respectively.

(2)Adjusted Net Income is a non-GAAP financial measure and is presented after excluding MtM activities in Renewables, costs incurred related to the merger and other transactions and accelerated depreciation from the repowering of wind farms.
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
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Adjusted net income
Our adjusted net income increased by $108 million from $80 million for the three months ended June 30, 2023 to $189 million for the three months ended June 30, 2024. The increase is primarily due to a $76 million increase in Networks driven primarily by rate increases in New York effective October 12, 2023, a $23 million increase in Renewables primarily driven by favorable thermal and power trading due to higher average prices in the period primarily due to weather and a $9 million increase in Corporate mainly driven by favorable taxes from applying the annual consolidated estimated tax rate, offset by higher interest expenses in the period.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Adjusted net income
Our adjusted net income increased by $201 million from $328 million for the six months ended June 30, 2023 to $530 million for the six months ended June 30, 2024. The increase is primarily due to a $149 million increase in Networks driven primarily by rate increases in New York effective October 12, 2023, a $56 million increase in Renewables primarily driven by favorable thermal and power trading due to higher average prices in the period primarily due to weather, offset by a $3 million decrease in Corporate mainly driven by higher interest expenses, offset by favorable taxes from applying the annual consolidated estimated tax rate in the period.
The following tables reconcile Net Income attributable to Avangrid to Adjusted Net Income (non-GAAP), and EPS attributable to Avangrid to adjusted EPS (non-GAAP) for the three and six months ended June 30, 2024 and 2023, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2024	2023	2024	2023
Networks	$152	$76	$420	$271
Renewables	70	69	165	118
Corporate (1)	(54)	(60)	(66)	(59)
Net Income	$169	$85	$520	$330
Adjustments:
Mark-to-market earnings - Renewables (2)	18	(8)	—	(4)
Accelerated depreciation from repowering (3)	3	—	6	—
Merger and other transaction costs (4)	6	2	6	2
Income tax impact of adjustments	(7)	2	(3)	1
Adjusted Net Income (5)	$189	$80	$530	$328

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2024	2023	2024	2023
Networks	$0.39	$0.20	$1.09	$0.70
Renewables	0.18	0.18	0.43	0.30
Corporate (1)	(0.14)	(0.16)	(0.17)	(0.15)
Earnings Per Share	$0.44	$0.22	$1.34	$0.85
Adjustments:
Mark-to-market earnings - Renewables (2)	0.05	(0.02)	—	(0.01)
Accelerated depreciation from repowering (3)	0.01	—	0.02	—
Merger and other transaction costs (4)	0.02	—	0.02	—
Income tax impact of adjustments	(0.02)	—	(0.01)	—
Adjusted Earnings Per Share (5)	$0.49	$0.21	$1.37	$0.85
(1)Includes corporate and other non-regulated entities as well as intersegment eliminations.
(2)Mark-to-market earnings relates to earnings impacts from changes in the fair value of Renewables' derivative instruments associated with electricity and natural gas.
(3)Represents the amount of accelerated depreciation derived from the repowering of wind farms in Renewables.
(4)Pre-merger and other transaction costs incurred.
(5)Adjusted net income and adjusted earnings per share are non-GAAP financial measures and are presented after excluding MtM activities in Renewables, costs incurred related to the merger and other transactions and accelerated depreciation from the repowering of wind farms.
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
We and our subsidiaries are required to comply with certain covenants in connection with our respective loan agreements. The covenants are standard and customary in financing agreements, and we and our subsidiaries were in compliance with such covenants as of and throughout the six months ended June 30, 2024.
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
The following table provides the components of our liquidity position as of June 30, 2024 and December 31, 2023, respectively:

	As of June 30,	As of December 31,
	2024	2023
	(in millions)
Cash and cash equivalents	$136	$91
Avangrid Credit Facility	3,575	3,575
Iberdrola Group Credit Facility	750	750
Less: borrowings	(1,935)	(1,332)
Total	$2,526	$3,084

Avangrid Commercial Paper Program
Avangrid has a commercial paper program with a limit of $2 billion that is backstopped by the Avangrid Credit Facility (described below). As of June 30, 2024 and July 23, 2024, there was $1,935 million and $1,895 million, respectively, of commercial paper outstanding, presented net of discounts on the balance sheet.
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
As of both June 30, 2024 and July 23, 2024, we had no borrowings outstanding under this credit facility.
Since the Avangrid credit facility is also a backstop to the Avangrid commercial paper program, the total amount available under the facility as of June 30, 2024 and July 23, 2024, was $1,630 million and $1,669 million, respectively.
Iberdrola Group Credit Facility
Avangrid has a credit facility with Iberdrola Financiación, S.A.U., a subsidiary of Iberdrola. The facility has a limit of $750 million and matures on June 18, 2028. Avangrid pays a quarterly facility fee of 22.5 basis points (rate per annum) on the facility based on Avangrid’s current Moody’s and S&P ratings for senior unsecured long-term debt. As of June 30, 2024 and July 23, 2024, we had $0 and $450 million of borrowings outstanding under this credit facility, respectively.
Intragroup Green Loans
On July 19, 2023, we entered into an intra-group green term loan agreement with Iberdrola Financiación, S.A.U., a subsidiary of Iberdrola, with an aggregate principal amount of $800 million maturing on July 13, 2033 at an interest rate of 5.45%.
On June 13, 2024, we entered into an intra-group green loan agreement with Iberdrola Financiación, S.A.U., with an aggregate principal amount of $600 million maturing on September 13, 2027 at an interest rate of 5.48%.
On June 13, 2024, we entered into an additional intra-group green loan agreement with Iberdrola Financiación, S.A.U., with an aggregate principal amount of $600 million maturing on June 13, 2030 at an interest rate of 5.53%.
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
We expect to incur approximately $2.4 billion in capital expenditures through the remainder of 2024. This estimate is subject to continuing review and actual capital expenditures may vary significantly. As a result, the timing and ultimate cost associated with solar panels and cells and related project capital expenditures may vary from our current expectations.
Cash Flows
Our cash flows depend on many factors, including general economic conditions, regulatory decisions, weather, commodity price movements and operating expense and capital spending control.

The following is a summary of the cash flows by activity for the six months ended June 30, 2024 and 2023, respectively:

	Six Months Ended
	June 30,
	2024	2023
	(in millions)
Net cash provided by operating activities	$639	$730
Net cash used in investing activities	(2,027)	(1,557)
Net cash provided by financing activities	1,433	816
Net increase (decrease) in cash, cash equivalents and restricted cash	$45	$(11)
Operating Activities
The cash provided by operating activities for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 decreased by $91 million, primarily attributable to a net decrease in current assets and liabilities driven by timing of cash collections and cash disbursements, and higher interest payments during the period.
Investing Activities
For the six months ended June 30, 2024, net cash used in investing activities was $2,027 million, which was comprised of $1,935 million of capital expenditures and $193 million of capital contributions to the equity method investments, partially offset by $97 million of contributions in aid of construction.
For the six months ended June 30, 2023, net cash used in investing activities was $1,557 million, which was comprised of $1,635 million of capital expenditures, partially offset by $77 million of contributions in aid of construction
Financing Activities
For the six months ended June 30, 2024, financing activities provided $1,433 million in cash reflecting primarily a net increase in non-current debt and current notes payable of $1,772 million, contribution from non-controlling interests of $56 million, offset by distributions to non-controlling interests of $48 million and dividends of $340 million in the period.
For the six months ended June 30, 2023, financing activities provided $816 million in cash reflecting primarily a net increase in non-current debt and current notes payable of $1,093 million, contribution from non-controlling interests of $75 million, offset by distributions to non-controlling interests of $7 million and dividends of $340 million in the period.
Off-Balance Sheet Arrangements
There have been no material changes in our off-balance sheet arrangements during the six months ended June 30, 2024 as compared to those reported for the fiscal year ended December 31, 2023 in our Form 10-K.
Contractual Obligations
There have been no material changes in contractual and contingent obligations during the six months ended June 30, 2024 as compared to those reported for the fiscal year ended December 31, 2023 in our Form 10-K.
Critical Accounting Policies and Estimates
We have prepared the accompanying condensed consolidated financial statements provided herein in accordance with U.S. GAAP. In preparing the accompanying condensed consolidated financial statements, our management has made certain estimates and assumptions that affect the reported amounts of assets, liabilities, stockholders’ equity, revenues and expenses and the disclosures thereof. While we believe that these policies and estimates used are appropriate, actual future events can and often do result in outcomes that can be materially different from these estimates. As of June 30, 2024, the only notable changes to the significant accounting policies described in our Form 10-K for the fiscal year ended December 31, 2023, are with respect to our adoption of the new accounting pronouncements described in the Note 3 of our condensed consolidated financial statements for the six months ended June 30, 2024.
New Accounting Standards
We review new accounting standards to determine the expected financial effect, if any, that the adoption of each such standard will have. The new accounting pronouncements we have adopted as of January 1, 2024, and reflected in our condensed consolidated financial statements are described in Note 3 of our condensed consolidated financial statements for the six months ended June 30, 2024.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains a number of forward-looking statements. Forward-looking statements may be identified by the use of forward-looking terms such as “may,” “will,” “should,” “would,” “could,” “can,” “expect(s),” “believe(s),” “anticipate(s),” “intend(s),” “plan(s),” “estimate(s),” “project(s),” “assume(s),” “guide(s),” “target(s),” “forecast(s),” “are (is) confident that” and “seek(s)” or the negative of such terms or other variations on such terms or comparable terminology. Such forward-looking statements include, but are not limited to, statements about our plans, objectives and intentions, outlooks or expectations for earnings, revenues, expenses or other future financial or business performance, strategies or expectations, or the impact of legal or regulatory matters on business, results of operations or financial condition of the business and other statements that are not historical facts. Such statements are based upon the current reasonable beliefs, expectations, and assumptions of our management and are subject to significant risks and uncertainties that could cause actual outcomes and results to differ materially. Important factors are discussed and should be reviewed in our Form 10-K and other subsequent filings with the SEC. Specifically, forward-looking statements include, without limitation:
•any statements regarding the Merger with Iberdrola including expected timing and likelihood of completion of the Merger, including the timing, receipt and terms and conditions of any required shareholder, governmental and regulatory approvals of the Merger that could reduce the anticipated benefits of, or cause the parties to abandon, the transaction, risks related to the disruption to ongoing business operations due to the proposed transaction, and litigation or administrative proceedings that may arise in connection with the Merger;
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
•our rights, and the rights of our subsidiaries to sites that projects are located at may be subordinate to the rights of lienholders and leaseholders;
•strikes, work stoppages or an inability to negotiate future collective bargaining agreements on commercially reasonable terms;
•technological developments;
•geopolitical instability could exacerbate existing risk factors;
•future financial performance, anticipated liquidity and capital expenditures;
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our market risk during the six months ended June 30, 2024, as compared to those reported for the fiscal year ended December 31, 2023 in our Form 10-K.
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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Please read “Note 8—Contingencies and Commitments” and “Note 9—Environmental Liabilities” to the accompanying unaudited condensed consolidated financial statements under Part I, Item 1 of this report for a discussion of legal proceedings that we believe could be material to us.
Item 1A. Risk Factors
Shareholders and prospective investors should carefully consider the risk factors disclosed in our Form 10-K for the fiscal year ended December 31, 2023. The only significant changes to our risk factors relate to the following items:
The announcement and pendency of the Merger could cause disruptions in our businesses, which could have an adverse effect on our business and financial results.
Uncertainty about the effect of the Merger on employees, customers, suppliers, vendors, licensors, licensees and other business partners may have an adverse effect on Avangrid. These uncertainties may impair our ability to retain key personnel until the Merger is consummated and for a period of time thereafter, and could cause customers, suppliers, vendors, licensors, licensees and other business partners to seek to change existing business relationships which may materially and adversely affect our business. Employee retention may be particularly challenging during the pendency of the Merger, as employees may experience uncertainty about their roles with the surviving entity following the Merger. In addition, subject to certain exceptions, during the pendency of the Merger, we have agreed to operate our business in the ordinary course and to refrain from taking certain actions without Iberdrola’s consent. These restrictions may prevent us from pursuing business opportunities that may arise prior to the completion of the Merger.
The Merger was negotiated between the Unaffiliated Committee (being comprised solely of independent and disinterested members of our board of directors) on the one hand and Iberdrola on the other hand, who is affiliated with certain of our officers and directors.
The Merger was negotiated with Iberdrola, who is affiliated with certain of our officers and directors. As a result, those officers and directors may have different interests than us as a whole. In addition, during the pendency of the Merger, if Iberdrola or any of its affiliates breaches any of the representations, warranties or covenants made by it in the Merger agreement, depending on the then-existing facts and circumstance, the Unaffiliated Committee may choose not to enforce, or to enforce less vigorously, our rights under Merger Agreement due to, among other factors, Avangrid's desire to maintain our ongoing relationship with Iberdrola.
The consummation of the Merger is contingent upon the satisfaction of a number of conditions, including shareholder and regulatory approvals, that may be outside of Avangrid’s or Iberdrola’s control and that Avangrid and Iberdrola may be unable to satisfy or obtain or which may delay the consummation of the Merger or result in the imposition of conditions that could reduce the anticipated benefits from the Merger or cause the parties to abandon the Merger.
We face risks and uncertainties related to the proposed Merger with Iberdrola. Before the transactions contemplated in the Merger Agreement with Iberdrola can be completed, approvals must be obtained from regulatory authorities, namely the FERC, the NYPSC and the MPUC, and from our shareholders, and all conditions to the closing of the transaction included in the Merger Agreement must have been satisfied or waived. The required regulatory approvals may impose additional conditions, limitations, obligations or costs on the surviving entity, place restrictions on the conduct of the business of the surviving entity or require changes to the terms of the transactions contemplated by the Merger Agreement. While we do not currently expect that any such conditions or changes would be imposed, there can be no assurance that our regulators will not impose any such additional conditions, limitations, obligations or restrictions, or that they will not have the effect of delaying or preventing the completion of the Merger, imposing additional material costs on or materially limiting the revenues of the surviving entity following the Merger or otherwise reducing the anticipated benefits of the Merger.
Certain events may delay closing, including difficulties in obtaining the approvals from our shareholders other than Iberdrola and its affiliates necessary to consummate the Merger.
The Merger Agreement may be terminated in accordance with its terms and the Merger may not be approved by shareholders or completed.
The Merger Agreement is subject to a number of conditions which must be fulfilled in order to complete the Merger, including the approval of the Merger Agreement by Avangrid’s shareholders; the receipt of all required regulatory approvals without having required Iberdrola, Avangrid or any of their respective affiliates to effect any action contemplated by a Burdensome Condition (as defined in the Merger Agreement); the absence of any order, judgment, injunction, award, decree or ruling (whether temporary, preliminary or final) restraining, enjoining or otherwise prohibiting the Merger or making the completion of the Merger illegal; subject to certain exceptions, the accuracy of the representations and warranties under the

Merger Agreement; and our and Iberdrola’s performance in all material respects of our and their respective obligations under the Merger Agreement. The conditions to the closing of the Merger included in the Merger Agreement may not be fulfilled in a timely manner or at all, and, accordingly, the Merger may be delayed or may not be completed.
We, upon the recommendation of the Unaffiliated Committee, and Iberdrola may elect to terminate the Merger Agreement under certain circumstances. Among other situations, if the Merger is not completed by June 30, 2025 (subject to one three-month extension, exercisable by either us, upon the recommendation of the Unaffiliated Committee, or Iberdrola, in the event that all conditions to closing have been satisfied except for those related to the approval of the FERC, the NYPSC and the MPUC) either we, upon the recommendation of the Unaffiliated Committee, or Iberdrola may choose not to proceed with the Merger. We, upon the recommendation of the Unaffiliated Committee, and Iberdrola can also mutually decide to terminate the Merger Agreement at any time.
Failure to complete the proposed Merger with Iberdrola could negatively impact our business, financial results and stock price.
If the proposed Merger is not completed for any reason, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the Merger, we would be subject to a number of related risks, including the following:
•we will have incurred substantial expenses and will be required to pay significant costs relating to the Merger, such as legal, accounting, due diligence, financial advisor and printing fees;
•the Merger Agreement places certain restrictions on the conduct of our business prior to completion of the Merger, which may adversely affect our ability to execute certain of our business strategies and cause certain other initiatives to be delayed or abandoned;
•matters relating to the Merger require substantial commitments of time and resources by our management team that could have been and could be devoted to the pursuit of other opportunities beneficial to us as an independent company;
•we may be subject to negative reactions from the financial markets and from our customers and employees that could materially affect our business, financial results, financing capacity and stock price; the market price of our common stock could decline to the extent that current market prices of our common stock reflect a market assumption that the Merger will be completed; and
•we may need to revise our business/financing plans to address our long-term capital needs as a publicly traded company and the difficulty and cost of obtaining capital, which could affect our current credit rating, result in dilution of our shareholders and/or affect our ability to continue paying regular quarterly cash dividends.
Litigation could prevent or delay the closing of the proposed Merger or otherwise negatively impact our business and operations.
We may be subject to legal proceedings related to the agreed terms of the proposed Merger, the manner in which the Merger was considered and approved by the Unaffiliated Committee and board of directors or any failure to complete the Merger or perform our obligations under the Merger Agreement. Such litigation could delay or block the consummation of the Merger, have an adverse effect on our financial condition and impose material costs on us or the surviving entity.
If Renewables’ equipment is not available for operation, Renewables projects’ electricity generation and the revenue generated from its projects may fall below expectations and adversely affect our financial condition and reputation.
The revenues generated by Renewables’ facilities depend upon the ability to maintain the working order of its projects. A natural disaster, severe weather, accident, failure of major equipment, failure of equipment supplier or shortage of or inability to acquire critical replacement of spare parts not held in inventory or maintenance services, including the failure of interconnection to available electricity transmission or distribution networks, could damage or require Renewables to shut down its turbines, panels or related equipment and facilities, leading to decreases in electricity generation levels and revenues. For example, in July 2024, a wind turbine blade manufactured and installed by GE Vernova, Inc., or GE Vernova, on the Vineyard Wind 1 project, a Renewables 50% joint venture, failed with pieces of the blade and blade material falling into the ocean and eventually washing up onshore. At the time of the incident the blade was under GE Vernova’s control. Following the event, the U.S. Bureau of Safety and Environmental Enforcement, or BSEE, issued a suspension order to cease power production and the installation of new wind turbines at the Vineyard Wind 1 project site pending an investigation. Vineyard Wind continues to work with GE Vernova and federal, state, tribal and local stakeholders to ensure the health and safety of the workforce, mariners, and the environment. GE Vernova is undertaking a root cause analysis. To date, there has been no material impact on our financial performance as a result of this event, however, we cannot predict the extent of the effects of this incident, results of GE Vernova’s root cause analysis, the extent or results of the BSEE investigation, or operational or financial impact on the Vineyard Wind 1 project at this time.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
The following documents are included as exhibits to this Form 10-Q:

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated May 17, 2024, by and among Avangrid, Inc., Iberdrola S.A. and Arizona Merger Sub, Inc. (incorporated herein by reference to Exhibit 2.1 to Form 8-K filed with the Securities and Exchange Commission on May 17, 2024).

10.1	Three-Year Intra-Group Green Loan Agreement, dated June 13, 2024, between Avangrid, Inc. and Iberdrola Financiación, S.A.U.*

10.2	Six-Year Intra-Group Green Loan Agreement, dated June 13, 2024, between Avangrid, Inc. and Iberdrola Financiación, S.A.U.*

10.3
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

Avangrid, Inc.

Date: July 24, 2024	By:	/s/ Pedro Azagra Blázquez
Pedro Azagra Blázquez
Director and Chief Executive Officer

Date: July 24, 2024	By:	/s/ Justin B. Lagasse
Justin B. Lagasse
Senior Vice President - Chief Financial Officer and Controller