Form 10-Q
period 2024-09-30
Avangrid, Inc.
filed 2024-10-23
CIK 1634997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of October 22, 2024, the registrant had 386,911,024 shares of common stock, par value $0.01, outstanding.

Avangrid, Inc.
REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2024

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Avangrid, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(Millions, except for number of shares and per share data)
Operating Revenues	$2,083	$1,974	$6,423	$6,027
Operating Expenses
Purchased power, natural gas and fuel used	457	482	1,610	1,844
Operations and maintenance	866	924	2,477	2,319
Depreciation and amortization	327	303	935	868
Taxes other than income taxes	179	176	539	516
Total Operating Expenses	1,829	1,885	5,561	5,547
Operating Income	254	89	862	480
Other Income and (Expense)
Other income	65	42	176	96
Earnings (Losses) from equity method investments	4	(1)	15	5
Interest expense, net of capitalization	(132)	(107)	(379)	(301)
Income Before Income Tax	191	23	674	280
Income tax expense (benefit)	19	(8)	52	(17)
Net Income	172	31	622	297
Net loss attributable to noncontrolling interests	33	28	103	92
Net Income Attributable to Avangrid, Inc.	$205	$59	$725	$389
Earnings Per Common Share, Basic	$0.53	$0.15	$1.87	$1.00
Earnings Per Common Share, Diluted	$0.53	$0.15	$1.87	$1.00
Weighted-average Number of Common Shares Outstanding:
Basic	387,010,149	386,869,341	386,978,958	386,788,279
Diluted	387,434,841	387,322,281	387,322,300	387,122,498
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(Millions)
Net Income	$172	$31	$622	$297
Other Comprehensive Income (Loss)
Amortization of pension cost, net of income tax of $0 and $0 for the three months ended, respectively, and $0 and $1 for the nine months ended, respectively	—	—	1	2
Unrealized (loss) gain from equity method investment, net of income taxes of $0 and $0 for the three months ended, respectively, and $(1) and $1 for the nine months ended, respectively	—	(1)	(2)	4
Unrealized (loss) gain during the period on derivatives qualifying as cash flow hedges, net of income taxes of $(6) and $11 for the three months ended, respectively, and $11 and $22 for the nine months ended, respectively	(17)	30	29	62
Reclassification to net income of losses on cash flow hedges, net of income taxes $7 and $15 for the three months ended, respectively, and $10 and $39 for the nine months ended, respectively	20	40	28	107
Other Comprehensive Income	3	69	56	175
Comprehensive Income	175	100	678	472
Net loss attributable to noncontrolling interests	33	28	103	92
Comprehensive Income Attributable to Avangrid, Inc.	$208	$128	$781	$564
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
As of	2024	2023
(Millions)
Assets
Current Assets
Cash and cash equivalents	$148	$91
Accounts receivable and unbilled revenues, net	1,352	1,588
Accounts receivable from affiliates	6	11
Notes receivable from affiliates	4	4
Derivative assets	83	68
Fuel and gas in storage	187	185
Materials and supplies	344	310
Prepayments and other current assets	628	492
Regulatory assets	914	718
Total Current Assets	3,666	3,467
Total Property, Plant and Equipment ($2,576 and $2,643 related to VIEs, respectively)	34,683	32,794
Operating lease right-of-use assets	206	195
Equity method investments	1,060	718
Other investments	52	46
Regulatory assets	3,150	2,811
Other Assets
Goodwill	3,119	3,119
Intangible assets	271	284
Derivative assets	171	162
Other	355	393
Total Other Assets	3,916	3,958
Total Assets	$46,733	$43,989
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
As of	2024	2023
(Millions, except share information)
Liabilities
Current Liabilities
Current portion of debt	$1,620	$612
Notes payable	2,225	1,347
Notes payable to affiliates	8	13
Interest accrued	131	104
Accounts payable and accrued liabilities	1,752	1,924
Accounts payable to affiliates	56	—
Dividends payable	341	170
Taxes accrued	110	66
Operating lease liabilities	15	16
Derivative liabilities	42	64
Other current liabilities	683	662
Regulatory liabilities	156	261
Total Current Liabilities	7,139	5,239
Regulatory liabilities	2,636	2,694
Other Non-current Liabilities
Deferred income taxes	2,544	2,451
Deferred income	981	996
Pension and other postretirement	508	554
Operating lease liabilities	210	199
Derivative liabilities	78	111
Asset retirement obligations	326	306
Environmental remediation costs	249	254
Other	533	525
Total Other Non-current Liabilities	5,429	5,396
Non-current debt	8,839	9,184
Non-current debt to affiliate	2,000	800
Total Non-current Liabilities	18,904	18,074
Total Liabilities	26,043	23,313
Commitments and Contingencies
Equity
Stockholders’ Equity:
Common stock, $.01 par value, 500,000,000 shares authorized, 388,008,132 and 387,872,787 shares issued; 386,911,024 and 386,770,915 shares outstanding, respectively	4	4
Additional paid in capital	17,708	17,701
Treasury stock	(47)	(47)
Retained earnings	2,059	2,015
Accumulated other comprehensive income (loss)	31	(25)
Total Stockholders’ Equity	19,755	19,648
Non-controlling interests	935	1,028
Total Equity	20,690	20,676
Total Liabilities and Equity	$46,733	$43,989
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2024	2023
(Millions)
Cash Flow from Operating Activities:
Net income	$622	$297
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	935	868
Regulatory assets/liabilities amortization and carrying cost	29	(48)
Pension cost	(7)	(11)
Earnings from equity method investments	(15)	(5)
Distributions of earnings received from equity method investments	14	21
Unrealized (gain) loss on marked-to-market derivative contracts	(18)	19
Deferred taxes	31	53
Other non-cash items	(107)	(49)
Changes in operating assets and liabilities:
Current assets	(118)	170
Noncurrent assets	(338)	(107)
Current liabilities	131	(408)
Noncurrent liabilities	(219)	(43)
Net Cash Provided by Operating Activities	940	757
Cash Flow from Investing Activities:
Capital expenditures	(2,854)	(2,078)
Contributions in aid of construction	100	101
Proceeds from sale of assets	6	48
Distributions received from equity method investments	4	4
Other investments and equity method investments, net	(338)	(99)
Net Cash Used in Investing Activities	(3,082)	(2,024)
Cash Flow from Financing Activities:
Non-current debt issuances	655	842
Non-current debt issuance with affiliate	1,200	800
Repayments of non-current debt	(15)	(303)
Receipts of other short-term debt, net	873	390
Repayment of short-term debt with affiliates	(6)	—
Repayments of financing leases	(6)	(3)
Issuance of common stock	(2)	(3)
Distributions to noncontrolling interests	(51)	(13)
Contributions from noncontrolling interests	61	79
Dividends paid	(510)	(510)
Net Cash Provided by Financing Activities	2,199	1,279
Net Increase in Cash, Cash Equivalents and Restricted Cash	57	12
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	94	72
Cash, Cash Equivalents and Restricted Cash, End of Period	$151	$84
Supplemental Cash Flow Information
Cash paid for interest, net of amounts capitalized	$285	$217
Cash paid for income taxes, net of transferred tax credits (Note 16)	$20	$(30)
The accompanying notes are an integral part of our condensed consolidated financial statements.

Avangrid, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(unaudited)

(Millions, except for number of shares )	Number of shares (*)	Common Stock	Additional paid-in capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Noncontrolling Interests	Total
As of June 30, 2023	386,645,258	$3	$17,695	$(47)	$1,900	$(74)	$19,477	$966	$20,443
Net income (loss)	—	—	—	—	59	—	59	(28)	31
Other comprehensive income, net of tax of $26	—	—	—	—	—	69	69	—	69
Comprehensive income									100
Dividends declared, $0.44/share	—	—	—	—	(170)	—	(170)	—	(170)
Issuance of common stock	125,657	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	4	—	—	—	4	—	4
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(6)	(6)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	4	4
As of September 30, 2023	386,770,915	$3	$17,699	$(47)	$1,789	$(5)	$19,439	$936	$20,375
As of June 30, 2024	386,911,024	$4	$17,705	$(47)	$2,195	$28	$19,885	$966	$20,851
Net income (loss)	—	—	—	—	205	—	205	(33)	172
Other comprehensive income, net of tax of $1	—	—	—	—	—	3	3	—	3
Comprehensive income									175
Dividends declared, $0.44/share	—	—	—	—	(341)	—	(341)	—	(341)
Release of common stock held in trust	—	—	—	—	—	—	—	—	—
Issuance of common stock	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	3	—	—	—	3	—	3
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3)	(3)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	5	5
As of September 30, 2024	386,911,024	$4	$17,708	$(47)	$2,059	$31	$19,755	$935	$20,690

(Millions, except for number of shares )	Number of shares (*)	Common Stock	Additional paid-in capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss)Income	Total Stockholders’ Equity	Noncontrolling Interests	Total
As of December 31, 2022	386,628,586	$3	$17,694	$(47)	$1,910	$(180)	$19,380	$962	$20,342
Net income (loss)	—	—	—	—	389	—	389	(92)	297
Other comprehensive income, net of tax of $63	—	—	—	—	—	175	175	—	175
Comprehensive income									472
Dividends declared, $1.32/share	—	—	—	—	(510)	—	(510)	—	(510)
Release of common stock held in trust	4,299	—	—	—	—	—	—	—	—
Issuance of common stock	138,030	—	(4)	—	—	—	(4)	—	(4)
Stock-based compensation	—	—	9	—	—	—	9	—	9
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(13)	(13)
Contributions from noncontrolling interests	—	—	—	—		—	—	79	79
As of September 30, 2023	386,770,915	$3	$17,699	$(47)	$1,789	$(5)	$19,439	$936	$20,375
As of December 31, 2023	386,770,915	$4	$17,701	$(47)	$2,015	$(25)	$19,648	$1,028	$20,676
Net income (loss)	—	—	—	—	725	—	725	(103)	622
Other comprehensive income, net of tax of $20	—	—	—	—	—	56	56	—	56
Comprehensive income									678
Dividends declared, $1.32/share	—	—	—	—	(681)	—	(681)	—	(681)
Release of common stock held in trust	4,764	—	—	—	—	—	—	—	—
Issuance of common stock	135,345	—	(2)	—	—	—	(2)	—	(2)
Stock-based compensation	—	—	9	—	—	—	9	—	9
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(51)	(51)
Contributions from noncontrolling interests	—	—	—	—		—	—	61	61
As of September 30, 2024	386,911,024	$4	$17,708	$(47)	$2,059	$31	$19,755	$935	$20,690
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
Pursuant to the terms of the Merger Agreement, at the time at which the Merger becomes effective (the Effective Time), as a result of the Merger, each share of common stock of Avangrid issued and outstanding immediately prior to the Effective Time (other than shares of common stock owned by Iberdrola, Merger Sub or any other direct or indirect wholly-owned subsidiary of Iberdrola and shares of common stock owned by Avangrid or any direct or indirect wholly-owned subsidiary of Avangrid, and in each case not held on behalf of third parties will be converted into the right to receive $35.75 in cash per share, without interest. At the Effective Time, all of the shares of common stock of Avangrid will be cancelled and will cease to exist. In addition, under the terms of the Merger Agreement, Avangrid is permitted to continue paying regular quarterly cash dividends not to exceed $0.44 per share through the closing of the Merger, including a pro-rated dividend for any partial quarter prior to the closing of the Merger.
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
Avangrid previously announced in the third quarter of 2024 that it had received FERC approval of the Merger, that the MPUC granted Avangrid’s request for exemption from the approval requirements set forth in Maine law and that the Avangrid shareholders voted in favor of the Merger at Avangrid’s 2024 annual meeting of shareholders. The consummation of the Merger remains subject to the satisfaction of other closing conditions, including receipt of the approval of the NYPSC.
In addition, on September 16, 2024, the Connecticut Attorney General and Consumer Counsel filed a petition with the Connecticut Public Utilities Regulatory Authority (PURA) seeking PURA review of the Merger because it constitutes a “change in control”. On October 17, 2024, PURA issued a Notice of Proceeding providing that PURA will consider the petition in two phases. The initial phase will address the threshold question of whether the Merger is subject to PURA review under Connecticut law and, if PURA finds in the affirmative, PURA will conduct further proceedings in a second phase to review the Merger in accordance with applicable Connecticut law. We cannot predict the outcome of this proceeding or any impact it may have on the consummation of the Merger.
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
In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly our condensed consolidated financial statements for the interim periods described herein. All such adjustments are of a normal and recurring nature, except as otherwise disclosed. The results for the three and nine months ended September 30, 2024, are not necessarily indicative of the results for the entire fiscal year ending December 31, 2024.
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
Contract Cost Assets and Liabilities
We have contract cost assets for costs from development success fees and construction delays, which were paid during solar farm assets development periods. The contract cost assets are amortized ratably into expense over the 16 - 21 year life of the respective power purchase agreements (PPAs). Contract cost assets totaled $19 million and $9 million at September 30, 2024 and December 31, 2023, respectively, and are presented in "Other non-current assets" on our condensed consolidated balance sheets.
We have contract liabilities for revenue from transmission congestion contract (TCC) auctions, for which we receive payment at the beginning of an auction period, and amortize ratably each month into revenue over the applicable auction period. The auction periods range from six months to two years. TCC contract liabilities totaled $5 million and $18 million at September 30, 2024 and December 31, 2023, respectively, and are presented in "Other current liabilities" on our condensed consolidated balance sheets. We recognized $4 million and $18 million as revenue related to contract liabilities for the three and nine months ended September 30, 2024, respectively, and $8 million and $36 million for the three and nine months ended September 30, 2023, respectively.
We apply a practical expedient to expense as incurred costs to obtain a contract when the amortization period is one year or less. We record costs incurred to obtain a contract within operating expenses, including amortization of capitalized costs.

Disaggregated revenues
Revenues disaggregated by major source for our reportable segments for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended September 30, 2024				Nine Months Ended September 30, 2024
	Networks	Renewables	Other (b)	Total	Networks	Renewables	Other (b)	Total
(Millions)
Regulated operations – electricity	$1,417	$—	$—	$1,417	$3,968	$—	$—	$3,968
Regulated operations – natural gas	199	—	—	199	1,089	—	—	1,089
Nonregulated operations – wind	—	207	—	207	—	689	—	689
Nonregulated operations – solar	—	18	—	18	—	42	—	42
Nonregulated operations – thermal	—	51	—	51	—	158	—	158
Other(a)	34	1	(1)	34	80	(20)	(3)	57
Revenue from contracts with customers	1,650	277	(1)	1,926	5,137	869	(3)	6,003
Leasing revenue	2	—	—	2	6	—	—	6
Derivative revenue	—	136	—	136	—	270	—	270
Alternative revenue programs	15	—	—	15	111	—	—	111
Other revenue	4	—	—	4	25	8	—	33
Total operating revenues	$1,671	$413	$(1)	$2,083	$5,279	$1,147	$(3)	$6,423

	Three Months Ended September 30, 2023				Nine Months Ended September 30, 2023
	Networks	Renewables	Other (b)	Total	Networks	Renewables	Other (b)	Total
(Millions)
Regulated operations – electricity	$1,341	$—	$—	$1,341	$3,602	$—	$—	$3,602
Regulated operations – natural gas	185	—	—	185	1,158	—	—	1,158
Nonregulated operations – wind	—	206	—	206	—	638	—	638
Nonregulated operations – solar	—	19	—	19	—	40	—	40
Nonregulated operations – thermal	—	69	—	69	—	125	—	125
Other(a)	27	(27)	—	—	46	(54)	—	(8)
Revenue from contracts with customers	1,553	267	—	1,820	4,806	749	—	5,555
Leasing revenue	4	—	—	4	10	—	—	10
Derivative revenue	—	121	—	121	—	335	—	335
Alternative revenue programs	20	—	—	20	90	—	—	90
Other revenue	10	(1)	—	9	30	8	(1)	37
Total operating revenues	$1,587	$387	$—	$1,974	$4,936	$1,092	$(1)	$6,027
(a) Primarily includes certain intra-month trading activities, billing, collection and administrative charges, sundry billings and other miscellaneous revenue.
(b) Does not represent a segment. Includes Corporate and intersegment eliminations.
As of September 30, 2024 and December 31, 2023, accounts receivable balances related to contracts with customers were approximately $1,267 million and $1,441 million, respectively, including unbilled revenues of $278 million and $426 million, which are included in “Accounts receivable and unbilled revenues, net” on our condensed consolidated balance sheets.

As of September 30, 2024, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) were as follows:

As of September 30, 2024	2025	2026	2027	2028	2029	Thereafter	Total
(Millions)
Revenue expected to be recognized on multiyear capacity and carbon-free energy sale contracts	42	22	7	5	5	49	130
Revenue expected to be recognized on multiyear renewable energy credit sale contracts	76	55	33	11	1	1	177
Total operating revenues	$118	$77	$40	$16	$6	$50	$307
As of September 30, 2024, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) for the remainder of 2024 was $19 million.
We do not disclose information about remaining performance obligations for contracts for which we recognize revenue in the amount to which we have the right to invoice (e.g., usage-based pricing terms).
Note 5. Regulatory Assets and Liabilities
Pursuant to the requirements concerning accounting for regulated operations, our utilities capitalize, as regulatory assets, incurred and accrued costs that are probable of recovery in future electric and natural gas rates. We base our assessment of whether recovery is probable on the existence of regulatory orders that allow for recovery of certain costs over a specific period, or allow for reconciliation or deferral of certain costs. When costs are not treated in a specific regulatory order, we use regulatory precedent to determine if recovery is probable. Our operating utilities also record, as regulatory liabilities, obligations to refund previously collected revenue or to spend revenue collected from customers on future costs. The primary items that are not included in rate base or accruing carrying costs are regulatory assets for qualified pension and other postretirement benefits, which reflect unrecognized actuarial gains and losses; debt premium; environmental remediation costs, which are primarily the offset of accrued liabilities for future spending; unfunded future income taxes, which are the offset to the unfunded future deferred income tax liability recorded; asset retirement obligations; hedge losses; and contracts for differences. As of September 30, 2024, the total net amount of these items is approximately $1,147 million.
CMP Distribution Rate Case
On August 11, 2022, CMP filed a three-year rate plan, with adjustments to the distribution revenue requirement in each year. On June 6, 2023, the MPUC approved a Stipulation resolving all issues in the case providing for a 9.35% ROE, 50% equity ratio, and 50% earnings sharing for annual earnings in excess of 100 basis points of CMP’s allowed ROE. The Stipulation also provides for a two-year forward looking rate plan with increases to occur in four equal levelized amounts every six months beginning on July 1, 2023. An increase occurred on January 1, 2024 and July 1, 2024. The last increase will occur on January 1, 2025. The amount of each increase is $16.75 million. These revenue increases include amounts for operations and maintenance but are primarily driven by increases in capital investment forecasted by CMP to occur during the period covered by the Stipulation. The Stipulation also imposes a service quality indicator incentive mechanism on CMP. The incentive is provided by a penalty mechanism that would impose a maximum of $8.8 million per year for a failure to meet specified service quality indicator targets.
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
The 2023 JP also includes an Earnings Sharing Mechanism (ESM) applicable to each business that varies based on the earned ROE with 100% of the customers’ portion of earnings above the sharing threshold that would otherwise be deferred for the benefit of customers used to reduce NYSEG's and RG&E’s respective outstanding regulatory asset deferral balances. In addition, 50% of NYSEG's and RG&E’s portion will be used to reduce their respective outstanding storm-related regulatory asset deferral balances to the extent such balances exist.

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
New York CLCPA
On February 16, 2023, the NYPSC issued an order to authorize transmission upgrades solely to support new renewable generation sources pursuant to the implementation of the Accelerated Renewable Growth and Community Benefit Act as part of the CLCPA Phase 2. The order approves an estimated $4.4 billion in transmission upgrades proposed by upstate utilities to help integrate 3,500 MW of clean energy capacity into the grid, of which NYSEG and RG&E are approved for estimated upgrade costs of $2.2 billion, including participation with other upstate utilities on certain projects. On October 17, 2023, NYSEG and RG&E filed a petition requesting approval from the NYPSC to seek authorization from the FERC, to utilize 100 percent construction work in progress (CWIP), in rate base for the local transmission upgrades under the CLCPA Phase 2. On April 18, 2024, the NYPSC approved the petition to allow NYSEG and RG&E to seek FERC approval along with adding other related reporting requirements. On July 5, 2024, FERC conditionally accepted NYSEG and RG&E’s application for CWIP and the 100% Abandoned Plant incentive (Abandoned Plant), subject to further compliance, for projects that are subject to subsequent permitting approval by the NYPSC under Article VII of New York State’s Public Service Law, effective July 8, 2024, and denied the application for CWIP and Abandoned Plant for projects not subject to Article VII permitting approval. On August 2, 2024, NYSEG and RG&E sought clarification, or in the alternative rehearing, of the July 5, 2024 order. Rehearing was denied after 30 days by operation of law, and the order denying rehearing states that the issue will be addressed in a future order. On October 1, FERC ruled on NYSEG and RG&E’s request for clarification/rehearing. FERC confirmed that any projects that receive state siting approval orders that include the required reliability and/or congestion reduction determinations can qualify for incentives, not limited to the projects listed in the July order as Article VII projects. FERC denied clarification and rehearing to include CWIP in rate base prior to FERC’s acceptance of the state siting orders.
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
UI has wholesale power supply agreements in place for its entire standard service load for 2024, 80% of the first half of 2025 and 20% of the second half of 2025. Supplier of last resort service is procured on a quarterly basis and UI has a wholesale power supply agreement in place for the first, second, third and fourth quarters of 2024.
On September 9, 2022, UI filed a distribution revenue requirement case proposing a three-year rate plan commencing September 1, 2023 through August 31, 2026. The filing was based on a test year ending December 31, 2021, for the rate years beginning September 1, 2023 (UI Rate Year 1), September 1, 2024 (UI Rate Year 2), and September 1, 2025 (UI Rate Year 3).

On August 25, 2023, PURA issued its Final Decision for a one-year rate plan commencing on September 1, 2023, providing for a rate increase of $23 million based on an allowed ROE of 9.1% that was reduced to 8.63% by certain adjustments. The Final Decision established a capital structure consisting of 50% common equity and 50% debt. The Final Decision results in an average increase in base distribution rates of about 6.6% and an average increase in customer bills of about 2% compared to current levels. On September 18, 2023, UI filed an appeal of the PURA's Final Decision in Connecticut Superior Court, because of factual and legal errors related to the treatment of deferred assets, plant in service, and operating expenses. We cannot predict the outcome of this matter.
In 2017, PURA approved new tariffs for SCG effective January 1, 2018 for a three-year rate plan with annual rate increases. The new tariffs also include an RDM and Distribution Integrity Management Program (DIMP) mechanism, ESM, the amortization of certain regulatory liabilities (most notably accumulated hardship deferral balances and certain accumulated deferred income taxes) and tariff increases based on an ROE of 9.25% and an approximately 52.00% equity ratio. Any dollars due to customers from the ESM are to be first applied against any environmental regulatory asset balance as defined in the settlement agreement (if one exists at that time) or refunded to customers through a bill credit if such environmental regulatory asset balance does not exist.
On September 30, 2024, UI filed a Notice of Intent to file an application between November 1 and 30, 2024, to adjust its rates and charges. The UI Application will propose to amend UI’s existing rate schedules effective November 1, 2025, in order to address a significant deficiency in distribution-related operating revenues. More specifically, the UI Application will propose a change in base distribution rates to be implemented in the rate year beginning November 1, 2025, with proposed rates designed to provide incremental operating revenues of approximately $105 million. UI’s Application is also expected to include several measures to moderate the impact of the proposed rate update for customers, including, a low-income discount rate to provide rate relief to UI’s disadvantaged customers, as well as proposing to continue an economic development rate to support continued commercial growth in UI’s service territory. We cannot predict the outcome of this matter.
In 2018, PURA approved new tariffs for CNG effective January 1, 2019 for a three-year rate plan with annual rate increases. The new tariffs continued the RDM and DIMP mechanism. ESM and tariff increases are based on an ROE of 9.30% and an equity ratio of 54.00% in 2019, 54.50% in 2020 and 55.00% in 2021.
On November 3, 2023, CNG and SCG filed a distribution revenue requirement case proposing a one-year rate plan commencing November 1, 2024 through October 31, 2025, for each company respectively. CNG requested that PURA approve new distribution rates to recover an increase in revenue requirements of approximately $19.8 million, and SCG requested approval of new distribution rates to recover an increase in revenue requirements of approximately $40.6 million. CNG’s and SCG’s rate plans also included several measures to moderate the impact of the proposed rate update for all customers, including, the adoption of a low-income discount rate and each company seeks to maintain their current revenue decoupling and earning sharing mechanisms. Evidentiary hearings commenced on April 22, 2024 and a draft decision was issued by PURA on October 4, 2024, providing for a rate decrease of $38.8 million and $36.6 million, respectively, for CNG and SCG, based on an allowed ROE of 9.2% for both companies. The Company currently is evaluating the draft decision, and expects to respond to PURA within the established timeframe. The final decision is expected in the fourth quarter of 2024 with new rates commencing November 1, 2024. We cannot predict the outcome of this matter.
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

Regulatory assets as of September 30, 2024 and December 31, 2023, respectively, consisted of:

	September 30,	December 31,
As of	2024	2023
(Millions)
Pension and other post-retirement benefits	$450	$445
Pension and other post-retirement benefits cost deferrals	56	58
Storm costs	1,219	868
Rate adjustment mechanism	28	24
Revenue decoupling mechanism	105	86
Contracts for differences	24	38
Hardship programs	24	23
Deferred purchased gas	14	16
Environmental remediation costs	259	240
Debt premium	53	58
Unamortized losses on reacquired debt	16	17
Unfunded future income taxes	619	578
Federal tax depreciation normalization adjustment	126	130
Asset retirement obligation	20	19
Deferred meter replacement costs	59	59
COVID-19 cost recovery and late payment surcharge	10	12
Low income arrears forgiveness	39	55
Excess generation service charge	42	52
System Expansion	22	22
Non-bypassable charge	142	103
Hedge losses	14	34
Rate change levelization	95	60
Value of distributed energy resources	53	49
Uncollectible reserve	139	104
New York make-whole provision	63	96
Other	373	283
Total regulatory assets	4,064	3,529
Less: current portion	914	718
Total non-current regulatory assets	$3,150	$2,811
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
"COVID-19 cost recovery and late payment surcharge" represents: a) deferred COVID-19-related costs in the state of Connecticut based on the order issued by PURA on April 29, 2020, requiring utilities to track COVID-19-related expenses and lost revenue and create a regulatory asset, and b) deferred lost late payment revenue in the state of New York based on the order issued by the NYPSC on June 17, 2022, approving a deferral and surcharge/sur-credit mechanism to recover/return deferred balances starting July 1, 2022.
“Low-income arrears forgiveness” represents deferred bill credits in the state of New York based on the order issued by the NYPSC on June 16, 2022, approving deferral of bill credits for low-income customers and recovery of regulatory assets from all customers over five years for RG&E and three years for NYSEG. Surcharge started August 1, 2022.
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
“Other” includes various items subject to reconciliation including vegetation management, systems benefit charge and transmission reconciliations.

Regulatory liabilities as of September 30, 2024 and December 31, 2023, respectively, consisted of:

	September 30,	December 31,
As of	2024	2023
(Millions)
Energy efficiency portfolio standard	$23	$15
Gas supply charge and deferred natural gas cost	1	8
Pension and other post-retirement benefits cost deferrals	96	89
Carrying costs on deferred income tax bonus depreciation	1	3
Carrying costs on deferred income tax - Mixed Services 263(a)	1	2
2017 Tax Act	1,152	1,190
Accrued removal obligations	1,124	1,139
Positive benefit adjustment	4	9
Deferred property tax	23	21
Net plant reconciliation	21	23
Debt rate reconciliation	10	18
Rate refund – FERC ROE proceeding	41	39
Transmission congestion contracts	20	26
Merger-related rate credits	6	8
Accumulated deferred investment tax credits	19	21
Asset retirement obligation	19	19
Middletown/Norwalk local transmission network service collections	15	16
Non-firm margin sharing credits	43	34
Non by-passable charges	5	9
Transmission revenue reconciliation mechanism	4	57
Other	164	209
Total regulatory liabilities	2,792	2,955
Less: current portion	156	261
Total non-current regulatory liabilities	$2,636	$2,694
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
“Merger-related rate credits” resulted from the acquisition of UIL. This is being used to moderate increases in rates. During the three and nine months ended September 30, 2024, $1 million and $2 million, respectively, and $1 million and $2 million, respectively, for the three and nine months ended September 30, 2023 of rate credits were applied against customer bills.
“Accumulated deferred investment tax credits” represent investment tax credits related to plant investments that are deferred when earned and amortized over the estimated lives of the related assets.
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
Restricted cash was $3 million as of both September 30, 2024 and December 31, 2023, and is included in "Other Assets" on our condensed consolidated balance sheets.

The financial instruments measured at fair value as of September 30, 2024 and December 31, 2023, respectively, consisted of:

As of September 30, 2024	Level 1	Level 2	Level 3	Netting	Total
(Millions)
Equity investments with readily determinable fair values	$30	$20	$—	$—	$50
Derivative assets
Derivative financial instruments - power	$21	$67	$98	$(70)	$116
Derivative financial instruments - gas	—	5	—	—	5
Contracts for differences	—	—	1	—	1
Derivative financial instruments - Other	—	132	—	—	132
Total	$21	$204	$99	$(70)	$254
Derivative liabilities
Derivative financial instruments - power	$(32)	$(30)	$(35)	$93	$(4)
Derivative financial instruments - gas	(4)	(18)	(1)	4	(19)
Contracts for differences	—	—	(25)	—	(25)
Derivative financial instruments - Other	—	(72)	—	—	(72)
Total	$(36)	$(120)	$(61)	$97	$(120)

As of December 31, 2023	Level 1	Level 2	Level 3	Netting	Total
(Millions)
Equity investments with readily determinable fair values	$29	$16	$—	$—	$45
Derivative assets
Derivative financial instruments - power	$15	$42	$114	$(69)	$102
Derivative financial instruments - gas	—	17	—	(12)	5
Contracts for differences	—	—	1	—	1
Derivative financial instruments - Other	—	122	—	—	122
Total	$15	$181	$115	$(81)	$230
Derivative liabilities
Derivative financial instruments - power	$(37)	$(101)	$(40)	$135	$(43)
Derivative financial instruments - gas	(12)	(26)	—	37	(1)
Contracts for differences	—	—	(39)	—	(39)
Derivative financial instruments - Other	—	(92)	—	—	(92)
Total	$(49)	$(219)	$(79)	$172	$(175)

The reconciliation of changes in the fair value of financial instruments based on Level 3 inputs for the three and nine months ended September 30, 2024 and 2023, respectively, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2024	2023	2024	2023
Fair Value Beginning of Period,	$13	$23	$36	$16
Gains recognized in operating revenues	6	—	12	8
(Losses) recognized in operating revenues	7	—	(3)	(12)
Total losses recognized in operating revenues	13	—	9	(4)
Gains recognized in OCI	—	—	—	8
(Losses) recognized in OCI	8	(9)	(6)	(10)
Total (losses) gains recognized in OCI	8	(9)	(6)	(2)
Net change recognized in regulatory assets and liabilities	5	5	14	13
Purchases	29	(2)	32	29
Settlements	(30)	(39)	(47)	(74)
Fair Value as of September 30,	$38	$(22)	$38	$(22)
Losses for the period included in operating revenues attributable to the change in unrealized gains relating to financial instruments still held at the reporting date	$13	$—	$9	$(4)
Level 3 Fair Value Measurement
The table below illustrates the significant sources of unobservable inputs used in the fair value measurement of our Level 3 derivatives and the variability in prices for those transactions classified as Level 3 derivatives.

As of September 30, 2024
Index	Avg.	Max.	Min.
Ameren ($/MWh)	$42.62	$90.60	$19.58
ComEd ($/MWh)	$38.70	$85.85	$15.39
ERCOT S hub ($/MWh)	$47.03	$197.00	$16.17
Mid C ($/MWh)	$82.57	$248.45	$14.30
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

Range at
Unobservable Input	September 30, 2024
Risk of non-performance	0.51% - 0.53%
Discount rate	3.58% - 3.58%
Forward pricing ($ per KW-month)	$2.59 - $2.61
Fair Value of Debt
As of September 30, 2024 and December 31, 2023, debt consisted of first mortgage bonds, unsecured pollution control notes and other various non-current debt securities. The estimated fair value of debt was $12,339 million and $10,266 million as of September 30, 2024 and December 31, 2023, respectively. The estimated fair value was determined, in most cases, by discounting the future cash flows at market interest rates. The interest rates used to make these calculations take into account the credit ratings of the borrowers in each case. The fair value of debt is considered Level 2 within the fair value hierarchy.
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
(a) Networks activities
The tables below present Networks' derivative positions as of September 30, 2024 and December 31, 2023, respectively, including those subject to master netting agreements and the location of the net derivative positions on our condensed consolidated balance sheets:

As of September 30, 2024	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$19	$2	$19	$2
Derivative liabilities	(19)	(2)	(45)	(16)
	—	—	(26)	(14)
Designated as hedging instruments
Derivative assets	—	—	—	—
Derivative liabilities	—	—	—	—
	—	—	—	—
Total derivatives before offset of cash collateral	—	—	(26)	(14)
Cash collateral receivable	—	—	9	5
Total derivatives as presented in the balance sheet	$—	$—	$(17)	$(9)

As of December 31, 2023	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$13	$3	$12	$3
Derivative liabilities	(12)	(3)	(57)	(32)
	1	—	(45)	(29)
Designated as hedging instruments
Derivative assets	—	—	—	—
Derivative liabilities	—	—	—	—
	—	—	—	—
Total derivatives before offset of cash collateral	1	—	(45)	(29)
Cash collateral receivable	—	—	27	7
Total derivatives as presented in the balance sheet	$1	$—	$(18)	$(22)
The net notional volumes of the outstanding derivative instruments associated with Networks' activities as of September 30, 2024 and December 31, 2023, respectively, consisted of:

	September 30,	December 31,
As of	2024	2023
(Millions)
Wholesale electricity purchase contracts (MWh)	5.9	5.6
Natural gas purchase contracts (Dth)	10.7	10.7
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

The amounts for electricity hedge contracts and natural gas hedge contracts recognized in regulatory liabilities and assets as of September 30, 2024 and December 31, 2023 and amounts reclassified from regulatory assets and liabilities into income for the three and nine months ended September 30, 2024 and 2023 are as follows:

(Millions)	Loss or Gain Recognized in Regulatory Assets/Liabilities		Location of Loss (Gain) Reclassified from Regulatory Assets/Liabilities into Income	Loss (Gain) Reclassified from Regulatory Assets/Liabilities into Income
As of				Three Months Ended September 30,		Nine Months Ended September 30,
September 30, 2024	Electricity	Natural Gas	2024	Electricity	Natural Gas	Electricity	Natural Gas
Regulatory assets	$10	$4	Purchased power, natural gas and fuel used	$9	$—	$42	$11
Regulatory liabilities	$—	$—
December 31, 2023			2023
Regulatory assets	$22	$12	Purchased power, natural gas and fuel used	$14	$—	$85	$6
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
PURA has determined that costs associated with these CfDs will be fully recoverable by UI and CL&P through electric rates, and UI has deferred recognition of costs (a regulatory asset) or obligations (a regulatory liability), including carrying costs. For those CfDs signed by CL&P, UI records its approximate 20% portion pursuant to the cost-sharing agreement noted above. As of September 30, 2024, UI has recorded a gross derivative asset of $1 million ($0 of which is related to UI’s portion of the CfD signed by CL&P), a regulatory asset of $24 million, a gross derivative liability of $25 million ($24 million of which is related to UI’s portion of the CfD signed by CL&P) and a regulatory liability of $0. As of December 31, 2023, UI had recorded a gross derivative asset of $1 million ($0 of which is related to UI’s portion of the CfD signed by CL&P), a regulatory asset of $38 million, a gross derivative liability of $39 million ($38 million of which is related to UI’s portion of the CfD signed by CL&P) and a regulatory liability of $0.
The unrealized gains and losses from fair value adjustments to these derivatives, which are recorded in regulatory assets, for the three and nine months ended September 30, 2024 and 2023, respectively, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(Millions)
Derivative liabilities	$5	$5	$14	$13
Derivatives designated as hedging instruments
The effect of derivatives in cash flow hedging relationships on Other Comprehensive Income (OCI) and income for the three and nine months ended September 30, 2024 and 2023, respectively, consisted of:

Three Months Ended September 30,	Gain Recognized in OCI on Derivatives (a)	Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2024
Interest rate contracts	$—	Interest expense	$1	$132
Total	$—		$1
2023
Interest rate contracts	$—	Interest expense	$1	$107
Total	$—		$1

Nine Months Ended September 30,	Gain (Loss) Recognized in OCI on Derivatives (a)	Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2024
Interest rate contracts	$—	Interest expense	$3	$379
Total	$—		$3
2023
Interest rate contracts	$—	Interest expense	$3	$301
Total	$—		$3
(a) Changes in accumulated OCI are reported on a pre-tax basis.
As of September 30, 2024 and December 31, 2023, the net loss in accumulated OCI related to previously settled forward starting swaps and accumulated amortization was $36 million and $39 million, respectively. Networks recorded net derivative losses related to discontinued cash flow hedges of $1 million and $3 million, for both the three and nine months ended September 30, 2024 and 2023, respectively. Networks will amortize approximately $4 million of net derivative losses related to discontinued cash flow hedges within the next twelve months.
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
The net notional volumes of outstanding derivative instruments associated with Renewables' activities as of September 30, 2024 and December 31, 2023, respectively, consisted of:

	September 30,	December 31,
As of	2024	2023
(MWh/Dth in millions)
Wholesale electricity purchase contracts	—	1
Wholesale electricity sales contracts	4	6
Natural gas and other fuel purchase contracts	20	21
Financial power contracts	4	4
Basis swaps – purchases	23	24
Basis swaps – sales	1	1

The fair values of derivative contracts associated with Renewables' activities as of September 30, 2024 and December 31, 2023, respectively, consisted of:

	September 30,	December 31,
As of	2024	2023
(Millions)
Wholesale electricity purchase contracts	$4	$29
Wholesale electricity sales contracts	70	14
Natural gas and other fuel purchase contracts	(6)	4
Financial power contracts	39	17
Basis swaps – purchases	(8)	—
Total	$99	$64
Renewables has a forward interest rate swap, with a total notional amount of $956 million, to hedge the issuance of forecasted variable rate debt. The forward interest rate swap is designated and qualifies as a cash flow hedge. As of September 30, 2024 and December 31, 2023, the fair value of the interest rate swap was $131 million and $122 million, respectively, as a current and non-current asset. The gain or loss on the interest rate swap is reported as a component of accumulated OCI and will be reclassified into earnings in the period or periods during which the related interest expense on the debt is incurred.
The tables below present Renewables' derivative positions as of September 30, 2024 and December 31, 2023, respectively, including those subject to master netting agreements and the location of the net derivative position on our condensed consolidated balance sheets:

As of September 30, 2024	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$66	$53	$16	$—
Derivative liabilities	(1)	(7)	(29)	—
	65	46	(13)	—
Designated as hedging instruments
Derivative assets	37	131	—	—
Derivative liabilities	(17)	(6)	(4)	(22)
	20	125	(4)	(22)
Total derivatives before offset of cash collateral	85	171	(17)	(22)
Cash collateral (payable) receivable	(2)	—	14	1
Total derivatives as presented in the balance sheet	$83	$171	$(3)	$(21)

As of December 31, 2023	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
(Millions)
Not designated as hedging instruments
Derivative assets	$53	$52	$53	$1
Derivative liabilities	—	(3)	(73)	(4)
	53	49	(20)	(3)
Designated as hedging instruments
Derivative assets	15	113	7	1
Derivative liabilities	(1)	—	(47)	(37)
	14	113	(40)	(36)
Total derivatives before offset of cash collateral	67	162	(60)	(39)
Cash collateral receivable	—	—	43	13
Total derivatives as presented in the balance sheet	$67	$162	$(17)	$(26)

Derivatives not designated as hedging instruments
The effects of trading and non-trading derivatives associated with Renewables' activities for the three and nine months ended September 30, 2024, consisted of:

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Trading	Non-trading	Total amount per income statement	Trading	Non-trading	Total amount per income statement
(Millions)
Operating Revenues
Wholesale electricity purchase contracts	$—	$—		$(1)	$—
Wholesale electricity sales contracts	—	6		1	31
Financial power contracts	3	12		(1)	15
Financial and natural gas contracts	—	(2)		—	(7)
Total (loss) gain included in operating revenues	$3	$16	$2,083	$(1)	$39	$6,423

Purchased power, natural gas and fuel used
Wholesale electricity purchase contracts	$—	$(3)		$—	$(23)
Financial and natural gas contracts	—	1		—	2
Total loss included in purchased power, natural gas and fuel used	$—	$(2)	$457	$—	$(21)	$1,610
Total (loss) gain	$3	$14		$(1)	$18
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

Derivatives designated as hedging instruments
The effect of derivatives in cash flow hedging relationships on accumulated OCI and income for the three and nine months ended September 30, 2024 and 2023, respectively, consisted of:

Three Months Ended September 30,	(Loss) Gain Recognized in OCI on Derivatives (a)	Location of (Gain) Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2024
Interest rate contracts	(42)	Interest Expense	—	$132
Commodity contracts	23	Operating revenues	18	$2,083
Total	$(19)		$18
2023
Interest rate contracts	58	Interest Expense	—	$107
Commodity contracts	(17)	Operating revenues	52	$1,974
Total	$41		$52

Nine Months Ended September 30,	(Loss) Gain Recognized in OCI on Derivatives (a)	Location of (Gain) Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2024
Interest rate contracts	9	Interest Expense	—	$379
Commodity contracts	28	Operating revenues	31	$6,423
Total	$37		$31
2023
Interest rate contracts	182	Interest Expense	—	$301
Commodity contracts	18	Operating revenues	136	$6,027
Total	$200		$136
(a) Changes in OCI are reported on a pre-tax basis.
Amounts are reclassified from accumulated OCI into income in the period during which the transaction being hedged affects earnings or when it becomes probable that a forecasted transaction being hedged would not occur. Notwithstanding future changes in prices, approximately $3 million of losses included in accumulated OCI at September 30, 2024, are expected to be reclassified into earnings within the next twelve months. For all of the three and nine months ended September 30, 2024 and 2023, we did not record any net derivative losses related to discontinued cash flow hedges.
(c) Interest rate contracts
Avangrid uses financial derivative instruments from time to time to alter its fixed and floating rate debt balances or to hedge fixed rates in anticipation of future fixed rate issuances.
As of September 30, 2024 and December 31, 2023, the net loss in accumulated OCI related to previously settled interest rate contracts was $22 million and $29 million, respectively. We amortized into income $2 million and $7 million for both the three and nine months ended September 30, 2024 and 2023, respectively, of the loss related to settled interest rate contracts. We will amortize approximately $7 million of the net loss on the interest rate contracts within the next twelve months.

The effect of derivatives in cash flow hedging relationships on accumulated OCI for the three and nine months ended September 30, 2024 and 2023, respectively, consisted of:

Three Months Ended September 30,	(Loss) Recognized in OCI on Derivatives (a)	Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2024
Interest rate contracts	$—	Interest expense	$2	$132
2023
Interest rate contracts	$—	Interest expense	$2	$107

Nine Months Ended September 30,	(Loss) Recognized in OCI on Derivatives (a)	Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income	Total amount per Income Statement
(Millions)
2024
Interest rate contracts	$—	Interest expense	$7	$379
2023
Interest rate contracts	$—	Interest expense	$7	$301
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
The effects on our consolidated financial statements as of and for the three and nine months ended September 30, 2024 and 2023, respectively, are as follows:

	Fair value of hedge	Location of (Gain) Recognized in Income Statement	Loss Recognized in Income Statement		Total per Income Statement
(Millions)	As of September 30, 2024		Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Current Liabilities	$(22)	Interest Expense	$9	$26	$132	$379
Non-current liabilities	$(48)

	Cumulative effect on hedged debt
Current debt	$—
Non-current debt	$70

	Fair value of hedge	Location of Loss Recognized in Income Statement	Loss Recognized in Income Statement		Total per Income Statement
(Millions)	As of December 31, 2023		Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Current Liabilities	$(26)	Interest Expense	$9	$23	$107	$301
Non-current liabilities	$(63)

	Cumulative effect on hedged debt
Current debt	$—
Non-current debt	$89
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
The wholesale power supply agreements of UI contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit ratings on senior debt were to fall below investment grade. If such an event had occurred as of September 30, 2024, UI would have had to post an aggregate of approximately $15 million in collateral.
We have various master netting arrangements in the form of multiple contracts with various single counterparties that are subject to contractual agreements that provide for the net settlement of all contracts through a single payment. Those arrangements reduce our exposure to a counterparty in the event of a default on or termination of any single contract. For financial statement presentation purposes, we offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim or the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. As of September 30, 2024 and December 31, 2023, the amount of cash collateral under master netting arrangements that have not been offset against net derivative positions was $26 million and $63 million, respectively. Derivative instruments settlements and collateral payments are included throughout the “Changes in operating assets and liabilities” section of operating activities in our condensed consolidated statements of cash flows.
Certain of our derivative instruments contain provisions that require us to maintain an investment grade credit rating on our debt from each of the major credit rating agencies. If our debt were to fall below investment grade, we would be in violation of those provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit risk related contingent features that are in a liability position as of September 30, 2024 was $14 million, for which we have posted collateral.
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
Guarantee Commitments to Third Parties
As of September 30, 2024, we had approximately $948 million of standby letters of credit, surety bonds, guarantees and indemnifications outstanding. We also provided a guaranty related to Renewables' commitment to contribute equity to Vineyard Wind and an indemnification of Vineyard Wind tax equity investors as described in Note 19, which are in addition to the amounts above. These instruments provide financial assurance to the business and trading partners of Avangrid, its subsidiaries and equity method investees in their normal course of business. The instruments only represent liabilities if Avangrid or its subsidiaries fail to deliver on contractual obligations. We therefore believe it is unlikely that any material liabilities associated with these instruments will be incurred and, accordingly, as of September 30, 2024, neither we nor our subsidiaries have any liabilities recorded for these instruments.
NECEC Commitments
On January 4, 2021, CMP transferred the NECEC project to NECEC Transmission LLC, a wholly-owned subsidiary of Networks. Among other things, NECEC Transmission LLC and/or CMP committed to approximately $90 million of future payments to support various programs in the state of Maine, of which approximately $12 million was paid through the nine months ended September 30, 2024.
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
We have recorded an estimated liability of $9 million related to seven of the twenty-four sites. We have paid remediation costs related to the remaining seventeen sites and do not expect to incur additional liabilities. Additionally, we have recorded an estimated liability of $7 million related to another nine sites where we believe it is probable that we will incur remediation and/or monitoring costs, although we have not been notified that we are among the potentially responsible parties or that we are regulated under State Resource Conservation and Recovery Act programs. It is possible the ultimate cost to remediate these sites may be significantly more than the accrued amount. As of September 30, 2024, our estimate for costs to remediate these sites ranges from $15 million to $23 million. Factors affecting the estimated remediation amount include the remedial action plan selected, the extent of site contamination, and the allocation of the clean-up costs.
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
As of September 30, 2024, our estimate for all costs related to investigation and remediation of the fifty-three sites ranges from $114 million to $213 million. Our estimate could change materially based on facts and circumstances derived from site investigations, changes in required remedial actions, changes in technology relating to remedial alternatives and changes to current laws and regulations.
Certain of our Connecticut and Massachusetts regulated gas companies own or have previously owned properties where MGPs had historically operated. MGP operations have led to contamination of soil and groundwater with petroleum hydrocarbons, benzene and metals, among other things, at these properties, the regulation and cleanup of which is regulated by the federal Resource Conservation and Recovery Act as well as other federal and state statutes and regulations. Each of the companies has or had an ownership interest in one or more such properties contaminated as a result of MGP-related activities. Under the existing regulations, the cleanup of such sites requires state and at times, federal, regulators’ involvement and approval before cleanup can commence. In certain cases, such contamination has been evaluated, characterized and remediated. In other cases, the sites have been evaluated and characterized, but not yet remediated. Finally, at some of these sites, the scope of the contamination has not yet been fully characterized; as of September 30, 2024, no liability was recorded related to these sites and no amount of loss, if any, can be reasonably estimated at this time. In the past, the companies have received approval for the recovery of MGP-related remediation expenses from customers through rates and will seek recovery in rates for ongoing MGP-related remediation expenses for all of their MGP sites.
As of September 30, 2024 and December 31, 2023, the liability associated with our MGP sites in Connecticut was $113 million and $112 million, respectively, the remediation costs of which could be significant and will be subject to a review by PURA as to whether these costs are recoverable in rates.
As of September 30, 2024 and December 31, 2023, our total recorded liability to investigate and perform remediation at all known inactive MGP sites discussed above and other sites was $249 million and $250 million, respectively. We recorded a corresponding regulatory asset, net of insurance recoveries and the amount collected from FirstEnergy, as described below, because we expect to recover the net costs in rates. Our environmental liability accruals are recorded on an undiscounted basis and are expected to be paid through the year 2058.
FirstEnergy
NYSEG and RG&E each sued FirstEnergy under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) to recover environmental cleanup costs at certain former MGP sites, which are included in the discussion above. In 2011, the District Court issued a decision and order in NYSEG’s favor, which was upheld on appeal, requiring FirstEnergy to pay NYSEG for past and future clean-up costs at the sixteen sites in dispute. In 2008, the District Court issued a decision and order in RG&E's favor requiring FirstEnergy to pay RG&E for past and future clean-up costs at the two MGP sites in dispute. FirstEnergy remains liable for a substantial share of clean up expenses at the MGP sites. Based on projections as of September 30, 2024, FirstEnergy’s share of clean-up costs owed to NYSEG & RG&E is estimated at approximately $8 million and $5 million, respectively. These amounts are being treated as contingent assets and have not been recorded as either a receivable or a decrease to the environmental provision. Any recovery will be flowed through to NYSEG and RG&E customers, as applicable.
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
On January 25, 2024, DEEP issued a notice of declaratory ruling to determine the “high occupancy standard” necessary “to abate on-site pollution and impacts for industrial/commercial use of the Site … inside the buildings” as referenced in section (B)(1)(e)(4) of the Partial Consent Order. On February 26, 2024, UI was granted intervenor status and it subsequently submitted its written comments objecting to the proceedings on March 11, 2024. On January 29, 2024, DEEP served UI with a Summons and Complaint seeking injunctive relief and enforcement of the consent order from the Connecticut Superior Court. On April 9, 2024, the application to transfer the proceedings to the Complex Litigation Docket of the Connecticut Superior Court was granted. On May 28, 2024, DEEP issued a declaratory ruling that the applicable high occupancy standard inside the building is 1 part per million of PCBs. UI appealed DEEP’s ruling to the Connecticut Superior Court on July 3, 2024. Motions to Strike UI’s Special Defenses and to Dismiss UI’s Counter-claims have been briefed.
As of September 30, 2024 and December 31, 2023, the amount reserved related to English Station was $20 million and $19 million, respectively. Since its inception, we have recorded $35 million to the reserve which has been offset with cash payments over time. We cannot predict the outcome of these proceedings.
Keddy Mill Superfund Site, Windham, ME
On September 30, 2024, CMP received a special notice letter pursuant to Section 122(e) of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) from the United States Department of Environmental Protection Agency related to contamination at the Keddy Mill Superfund Site in Windham, Maine that occurred in the 1960s and 1970s. The site had previously been owned by a CMP affiliate between 1941 and 1945. The letter notifies CMP of potential liability with respect to the site, informs CMP of planned remediation activities, and invites CMP to perform or finance those remediation activities. We are evaluating the allegations of liability and cannot predict the outcome of this matter.
Note 10. Post-retirement and Similar Obligations
During the three and nine months ended September 30, 2024, we made $18 million and $23 million of pension contributions, respectively. We expect to make additional contributions of $5 million for the remainder of 2024.

The components of net periodic benefit cost for pension benefits for the three and nine months ended September 30, 2024 and 2023, respectively, consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(Millions)
Service cost	$1	$1	$4	$4
Interest cost	27	30	83	91
Expected return on plan assets	(38)	(36)	(119)	(109)
Amortization of:
Prior service costs	—	—	1	1
Actuarial loss	8	1	23	2
Settlement Charge	1	—	1	—
Net Periodic Benefit Credit	$(1)	$(4)	$(7)	$(11)
The components of net periodic benefit cost for postretirement benefits for the three and nine months ended September 30, 2024 and 2023, respectively, consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(Millions)
Service cost	$—	$—	$1	$1
Interest cost	4	3	10	10
Expected return on plan assets	(1)	(1)	(3)	(4)
Amortization of:
Prior service costs	(1)	—	(1)	—
Actuarial gain	(1)	(3)	(4)	(9)
Net Periodic Benefit Credit (Cost)	$1	$(1)	$3	$(2)
Note 11. Equity
As of September 30, 2024 and December 31, 2023, we had, respectively, 99,125 and 103,889 shares of common stock held in trust and no convertible preferred shares outstanding. During the three and nine months ended September 30, 2024, we released 0 and 4,764 shares of common stock held in trust, respectively. During the three and nine months ended September 30, 2023, we released 0 and 4,299 shares of common stock held in trust, respectively.
We maintain a repurchase agreement with J.P. Morgan Securities, LLC. (JPM), pursuant to which JPM will, from time to time, acquire, on behalf of Avangrid, shares of common stock of Avangrid. The purpose of the stock repurchase program is to allow Avangrid to maintain Iberdrola's relative ownership percentage of approximately 81.5%. The stock repurchase program may be suspended or discontinued at any time upon notice. As of September 30, 2024, a total of 997,983 shares have been repurchased in the open market, all of which are included as Avangrid treasury shares. The total cost of all repurchases, including commissions, was $47 million as of September 30, 2024.
On September 26, 2024, the board of directors of Avangrid declared a quarterly dividend of $0.44 per share on its common stock. This dividend is payable on January 2, 2025 to shareholders of record at the close of business on December 2, 2024.

Accumulated Other Comprehensive Loss
Accumulated Other Comprehensive Loss for the three and nine months ended September 30, 2024 and 2023, respectively, consisted of:

	As of June 30,	Three Months Ended September 30,	As of September 30,	As of June 30,	Three Months Ended September 30,	As of September 30,
	2024	2024	2024	2023	2023	2023
(Millions)
Amortization of pension cost, net of income tax expense of $0 and $0 for 2024 and 2023		—			—
Net (loss) gain on pension plans	(20)	—	(20)	(18)	—	(18)
Unrealized gain (loss) from equity method investment, net of income tax (benefit) expense of $0 for 2024 and $0 for 2023 (a)	16	—	16	18	(1)	17
Unrealized (loss) gain during period on derivatives qualifying as cash flow hedges, net of income tax expense of $(6) for 2024 and $11 for 2023	(132)	(17)	(149)	(163)	30	(133)
Reclassification to net income of losses on cash flow hedges, net of income tax expense of $7 for 2024 and $15 for 2023 (b)	164	20	184	89	40	129
Gain (Loss) on derivatives qualifying as cash flow hedges	32	3	35	(74)	70	(4)
Accumulated Other Comprehensive Income (Loss)	$28	$3	$31	$(74)	$69	$(5)

	As of December 31,	Nine Months Ended September 30,	As of September 30,	As of December 31,	Nine Months Ended September 30,	As of September 30,
	2023	2024	2024	2022	2023	2023
(Millions)
Amortization of pension cost, net of income tax expense of $0 and $1 for 2024 and 2023		$1			$2
Net (loss) gain on pension plans	$(21)	$1	$(20)	$(20)	$2	$(18)
Unrealized gain (loss) from equity method investment, net of income tax (benefit) expense of $(1) for 2024 and $1 for 2023 (a)	$18	$(2)	$16	$13	$4	$17
Unrealized (loss ) gain during period on derivatives qualifying as cash flow hedges, net of income tax expense of $11 for 2024 and $22 for 2023	(178)	29	(149)	(195)	62	(133)
Reclassification to net income of losses on cash flow hedges, net of income tax expense of $10 for 2024 and $39 for 2023 (b)	156	28	184	22	107	129
(Loss) Gain on derivatives qualifying as cash flow hedges	(22)	57	35	(173)	169	(4)
Accumulated Other Comprehensive (Loss) Income	$(25)	$56	$31	$(180)	$175	$(5)
(a)    Foreign currency and interest rate contracts.
(b)    Reclassification is reflected in the operating expenses and interest expense, net of capitalization line items, respectively, in our condensed consolidated statements of income.
Note 12. Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to Avangrid by the weighted-average number of shares of our common stock outstanding. During the three and nine months ended September 30, 2024 and 2023, while we did have securities that were dilutive, these securities did not result in a change in our earnings per share calculations for the both three and nine months ended September 30, 2024 and 2023.

The calculations of basic and diluted earnings per share attributable to Avangrid, for the three and nine months ended September 30, 2024 and 2023, respectively, consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(Millions, except for number of shares and per share data)
Numerator:
Net income attributable to Avangrid	$205	$59	$725	$389
Denominator:
Weighted average number of shares outstanding - basic	387,010,149	386,869,341	386,978,958	386,788,279
Weighted average number of shares outstanding - diluted	387,434,841	387,322,281	387,322,300	387,122,498
Earnings per share attributable to Avangrid
Earnings Per Common Share, Basic	$0.53	$0.15	$1.87	$1.00
Earnings Per Common Share, Diluted	$0.53	$0.15	$1.87	$1.00
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
The chief operating decision maker evaluates segment performance based on segment adjusted net income defined as net income adjusted to exclude mark-to-market earnings from changes in the fair value of derivative instruments, costs incurred related to the merger and other transactions, and accelerated depreciation from the repowering of wind farms and offshore contract provision.
Products and services are sold between reportable segments and affiliate companies at cost. Segment income, expense and assets presented in the accompanying tables include all intercompany transactions that are eliminated in our condensed consolidated financial statements. Refer to Note 4 - Revenue for more detailed information on revenue by segment.

Segment information as of and for the three and nine months ended September 30, 2024, consisted of:

Three Months Ended September 30, 2024	Networks	Renewables	Other (a)	Avangrid Consolidated
(Millions)
Revenue - external	$1,669	$413	$1	$2,083
Revenue - intersegment	2	—	(2)	—
Depreciation and amortization	189	135	3	327
Operating income (loss)	211	57	(14)	254
Earnings from equity method investments	4	—	—	4
Interest expense, net of capitalization	87	(2)	47	132
Income tax expense (benefit)	34	6	(21)	19
Adjusted net income (loss)	161	87	(37)	211

Nine Months Ended September 30, 2024	Networks	Renewables	Other (a)	Avangrid Consolidated
(Millions)
Revenue - external	$5,276	$1,147	$—	$6,423
Revenue - intersegment	3	—	(3)	—
Depreciation and amortization	554	374	7	935
Operating income (loss)	764	121	(23)	862
Earnings from equity method investments	12	3	—	15
Interest expense, net of capitalization	253	1	125	379
Income tax expense (benefit)	124	(17)	(55)	52
Adjusted net income (loss)	581	258	(98)	741
Capital expenditures	2,064	783	7	2,854
As of September 30, 2024
Property, plant and equipment	23,212	11,459	12	34,683
Equity method investments	196	864	—	1,060
Total assets	$32,626	$14,869	$(762)	$46,733
(a) Includes Corporate and intersegment eliminations.

Segment information for the three and nine months ended September 30, 2023 and as of December 31, 2023, consisted of:

Three Months Ended September 30, 2023	Networks	Renewables	Other (a)	Avangrid Consolidated
(Millions)
Revenue - external	$1,587	$387	$—	$1,974
Revenue - intersegment	—	—	—	—
Depreciation and amortization	175	123	5	303
Operating income (loss)	134	(45)	—	89
Earnings from equity method investments	3	(4)	—	(1)
Interest expense, net of capitalization	76	6	25	107
Income tax expense (benefit)	12	(27)	7	(8)
Adjusted net income (loss)	92	55	(42)	105

Nine Months Ended September 30, 2023	Networks	Renewables	Other (a)	Avangrid Consolidated
(Millions)
Revenue - external	$4,935	$1,092	$—	$6,027
Revenue - intersegment	1	—	(1)	—
Depreciation and amortization	524	338	6	868
Operating income (loss)	531	(46)	(5)	480
Earnings (losses) from equity method investments	11	(6)	—	5
Interest expense, net of capitalization	215	16	70	301
Income tax expense (benefit)	70	(87)	—	(17)
Adjusted net income (loss)	364	170	(100)	434
Capital expenditures	1,551	505	22	2,078
As of December 31, 2023
Property, plant and equipment	21,692	11,090	12	32,794
Equity method investments	186	532	—	718
Total assets	$30,413	$14,538	$(962)	$43,989
(a) Includes Corporate and intersegment eliminations.
Reconciliation of Adjusted Net Income to Net Income attributable to Avangrid for the three and nine months ended September 30, 2024 and 2023, respectively, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(Millions)
Adjusted Net Income Attributable to Avangrid, Inc.	$211	$105	$741	$434
Adjustments:
Mark-to-market earnings - Renewables (1)	18	(23)	18	(19)
Accelerated depreciation from repowering (2)	(10)	—	(16)	—
Merger and other transaction costs (3)	(12)	(1)	(18)	(2)
Offshore contract provision (4)	—	(40)	—	(40)
Income tax impact of adjustments	(2)	17	1	16
Net Income Attributable to Avangrid, Inc.	$205	$59	$725	$389
(1)Mark-to-market earnings relates to earnings impacts from changes in the fair value of Renewables' derivative instruments associated with electricity and natural gas.
(2)Represents the amount of accelerated depreciation derived from the repowering of wind farms in Renewables.
(3)Pre-merger and other transaction costs incurred.
(4)Costs incurred in connection with offshore contract provision.

Note 14. Related Party Transactions
We engage in related party transactions that are generally billed at cost and in accordance with applicable state and federal commission regulations.
Related party transactions for the three and nine months ended September 30, 2024 and 2023, respectively, consisted of:

Three Months Ended September 30,	2024		2023
(Millions)	Sales To	Purchases From	Sales To	Purchases From
Iberdrola, S.A.	$—	$(16)	$—	$(8)
Iberdrola Renovables Energía, S.L.	$—	$—	$—	$(2)
Iberdrola Financiación, S.A.	$—	$(32)	$—	$(12)
Vineyard Wind	$4	$—	$2	$—
Other	$—	$—	$—	$(1)

Nine Months Ended September 30,	2024		2023
(Millions)	Sales To	Purchases From	Sales To	Purchases From
Iberdrola, S.A.	$—	$(44)	$—	$(34)
Iberdrola Renovables Energía, S.L.	$—	$(1)	$—	$(5)
Iberdrola Financiación, S.A.	$—	$(74)	$—	$(20)
Vineyard Wind	$10	$—	$6	$—
Other	$—	$(1)	$—	$(1)
Related party balances as of September 30, 2024 and December 31, 2023, respectively, consisted of:

As of	September 30, 2024		December 31, 2023
(Millions)	Owed By	Owed To	Owed By	Owed To
Iberdrola	$—	$(38)	$1	$—
Iberdrola Renovables Energía, S.L.	$—	$(7)	$4	$—
Iberdrola Financiación, S.A.	$—	$(2,006)	$—	$(799)
Vineyard Wind	$6	$(8)	$6	$(8)
Iberdrola Solutions	$—	$—	$—	$(6)
Other	$4	$(5)	$4	$—
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
Avangrid optimizes its liquidity position as part of the Iberdrola Group and is a party to a liquidity agreement with a financial institution, along with certain members of the Iberdrola Group. Cash surpluses remaining after meeting the liquidity requirements of Avangrid and its subsidiaries may be deposited at the financial institution. Deposits, or credit balances, serve as collateral against the debit balances of other parties to the liquidity agreement. The balance at both September 30, 2024 and December 31, 2023, was $0.
Avangrid has a credit facility with Iberdrola Financiación, S.A.U., a subsidiary of Iberdrola. The facility has a limit of $750 million and matures on June 18, 2028. Avangrid pays a quarterly facility fee of 22.5 basis points (rate per annum) on the facility based on Avangrid’s current Moody’s and S&P ratings for senior unsecured long-term debt. As of both September 30, 2024 and December 31, 2023, there was no outstanding amount under this credit facility, respectively.
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
On September 16 2024, we entered into an intra-group green loan agreement with Iberdrola Financiación, S.A.U., with an aggregate principal amount of $600 million maturing on September 16, 2034 with an interest rate of 5.06%. The funding of this intra-group loan was received on October 1, 2024.
We had a bi-lateral demand note agreement with Iberdrola Solutions, LLC, which had notes payable balances of $0 and $6 million as of September 30, 2024 and December 31, 2023, respectively.
See Note 19 - Equity Method Investments for more information on transactions with our equity method investees.
Note 15. Other Financial Statement Items
Accounts receivable and unbilled revenue, net
Accounts receivable and unbilled revenues, net as of September 30, 2024 and December 31, 2023 consisted of:

As of	September 30, 2024	December 31, 2023
(Millions)
Trade receivables and unbilled revenues	$1,529	$1,749
Allowance for credit losses	(177)	(161)
Accounts receivable and unbilled revenues, net	$1,352	$1,588
The change in the allowance for credit losses for the three and nine months ended September 30, 2024 and 2023 consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2024	2023	2024	2023
As of Beginning of Period,	$174	$155	$161	$155
Current period provision	48	45	142	95
Write-off as uncollectible	(45)	(37)	(126)	(87)
As of September 30,	$177	$163	$177	$163
The Deferred Payment Arrangements (DPA) receivable balance was $153 million and $110 million at September 30, 2024 and December 31, 2023, respectively. The allowance for credit losses for DPAs at September 30, 2024 and December 31, 2023 was $73 million and $44 million, respectively. Furthermore, the change in the allowance for credit losses associated with the DPAs for the three and nine months ended September 30, 2024 was $10 million and $29 million, respectively, and for the three and nine months ended September 30, 2023 was $1 million and $6 million, respectively.
Prepayments and other current assets
Included in prepayments and other current assets are $220 million and $165 million of broker margin and collateral accounts as of September 30, 2024 and December 31, 2023, respectively. Also included in prepayments and other current assets are $205 million and $142 million of prepaid other taxes as of September 30, 2024 and December 31, 2023, respectively.
Property, plant and equipment and intangible assets
The accumulated depreciation and amortization as of September 30, 2024 and December 31, 2023, respectively, were as follows:

As of	September 30, 2024	December 31, 2023
(Millions)
Property, plant and equipment
Accumulated depreciation	$13,273	$12,479
Intangible assets
Accumulated amortization	$368	$351
As of September 30, 2024 and 2023, accrued liabilities for property, plant and equipment additions were $598 million and $469 million, respectively.

Assets held for sale
Included in prepayments and other current assets are $66 million and $63 million assets held for sale, as of September 30, 2024 and December 31, 2023, respectively, related to the sale of Kitty Hawk North, LLC. On July 8, 2024, Avangrid entered into an agreement to sell the Kitty Hawk North, LLC related 40,000-acre federal offshore lease OCS-A 0559 and associated assets for approximately $158 million. This transaction is subject to customary closing conditions and is expected to close in the fourth quarter of 2024.
Debt
Commercial Paper
As of September 30, 2024 and December 31, 2023, there was $1,928 million and $1,332 million of commercial paper outstanding, respectively. As of September 30, 2024 and December 31, 2023, the weighted-average interest rate on commercial paper was 5.10% and 5.65%, respectively.
Supplier Financing Arrangements
We operate a supplier financing arrangement. We arranged for the extension of payment terms with some suppliers, which could elect to be paid by a financial institution earlier than maturity under supplier financing arrangements. Due to the interest cost associated with these arrangements, the balances are classified as "Notes payable" on our consolidated balance sheets. The balance relates to capital expenditures and, therefore, is treated as non-cash activity, and is reported under financing activity of the consolidated statement of cash flows when the balance is paid. As of September 30, 2024 and December 31, 2023, the amount of notes payable under supplier financing arrangements was $5 million and $0, respectively. As of September 30, 2024, the weighted average interest rate on this balance was 6.29%.
Group Cash Pool
We are a party to a liquidity agreement with Bank of America, N.A. along with certain members of the Iberdrola Group. The liquidity agreement aids the Iberdrola Group in efficient cash management and reduces the need for external borrowing by the pool participants. Parties to the agreement, including us, may deposit funds with or borrow from the financial institution, provided that the net balance of funds deposited or borrowed by all pool participants in the aggregate is not less than zero. As of September 30, 2024 and December 31, 2023, the balance was $304 million and $0, respectively. As of September 30, 2024, the weighted average interest rate on the balance was 5.45%. Any deposit amounts would be reflected in our consolidated balance sheets under cash and cash equivalents because our deposited surplus funds under the cash pooling agreement are highly-liquid short-term investments.
Note 16. Income Tax Expense
The effective tax rates, inclusive of federal and state income tax, for the three and nine months ended September 30, 2024, were 9.9% and 7.7%, respectively, and below the federal statutory tax rate of 21%, primarily due to the recognition of production tax credits associated with wind production, the effect of the excess deferred tax amortization resulting from the Tax Act (including an adjustment prompted by recently released IRS private letter rulings (“PLRs”)), the equity component of allowance for funds used during construction, and other property related flow through items, partially offset by the effects of tax equity financing impacts, state taxes, and prior year tax provision to return adjustments.
The effective tax rates, inclusive of federal and state income tax, for the three and nine months ended September 30, 2023, were (34.8)% and (6.1)%, respectively, and below the federal statutory tax rate of 21%, primarily due to the recognition of production tax credits associated with wind production, the effect of the excess deferred tax amortization resulting from the Tax Act, the equity component of allowance for funds used during construction and other property related flow through items.
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
As of September 30, 2024 and December 31, 2023, the total liability was $1 million and $2 million, respectively, which is included in other current and non-current liabilities.
The total stock-based compensation expense, which is included in "Operations and maintenance" in our condensed consolidated statements of income, for the three and nine months ended September 30, 2024 was $3 million and $9 million, respectively, and for the three and nine months ended September 30, 2023 was $4 million and $11 million, respectively.
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
The assets and liabilities of the VIEs totaled approximately $2,678 million and $192 million, respectively, at September 30, 2024. As of December 31, 2023, the assets and liabilities of VIEs totaled approximately $2,741 million and $174 million, respectively. At September 30, 2024 and December 31, 2023, the assets and liabilities of the VIEs consisted primarily of property, plant and equipment.
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
At September 30, 2024, El Cabo Wind, LLC (El Cabo), Patriot Wind Farm LLC (Patriot), Aeolus Wind Power VII, LLC (Aeolus VII), Aeolus VIII, and Solis I are our consolidated VIEs.
Our El Cabo, Patriot, Aeolus VII, Aeolus VIII, and Solis I interests are not subject to any rights of investors that may restrict our ability to access or use the assets or to settle any existing liabilities associated with the interests.
See Note 19 - Equity Method Investments for information on our VIE that we do not consolidate.
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
On October 24, 2023, Vineyard Wind 1 closed on a TEF agreement, pursuant to which Vineyard Wind 1 is expected to receive approximately $1.2 billion from tax equity investors in installments based on the number of turbines reaching or about to reach mechanical completion each month until the entire project reaches commercial operation date. Vineyard Wind 1 received the initial funding of $85 million from tax equity investors in 2023. On May 29, 2024, Vineyard Wind 1 received the second funding of $22 million from tax equity investors. The remaining $1.1 billion is expected to be received in 2024 and 2025. In conjunction with the equity installments received since the closing of the TEF agreement, we have issued an indemnification of our joint share of the investor contributions. As of September 30, 2024 and December 31, 2023, our total indemnified amount was $54 million and $43 million, respectively.
Vineyard Wind 1 is considered a VIE because it cannot finance its activities without additional support from its owners or third parties. Renewables is not the primary beneficiary of the entity since it does not have a controlling financial interest, and therefore we do not consolidate this entity. During 2024, Renewables made a capital contribution of $328 million to Vineyard Wind 1. As of September 30, 2024 and December 31, 2023, the carrying amount of Renewables' investments in Vineyard Wind 1, LLC and Vineyard Wind 1 Pledgor LLC was $643 million and $297 million, respectively.
Note 20. Subsequent Event
On October 23, 2024, Avangrid entered into a sale-leaseback financing transaction for the Daybreak Solar project, pursuant to which Avangrid received approximately $200 million of net proceeds.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements as of December 31, 2023 and 2022, and for the three years ended December 31, 2023, included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission, or the SEC, on February 22, 2024 and amended by Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 26, 2024, which we refer to as our “Form 10-K.” In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. The foregoing and other factors are discussed and should be reviewed in our Form 10-K and other subsequent filings with the SEC.
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
Avangrid has approximately $47 billion in assets and operations in 24 states concentrated in our two primary lines of business - Avangrid Networks and Avangrid Renewables. Avangrid Networks owns eight electric and natural gas utilities, serving approximately 3.3 million customers in New York and New England. Avangrid Renewables owns and operates 10.0 gigawatts of electricity capacity, primarily through wind and solar power, with a presence in 22 states across the United States. Avangrid supports the achievement of the Sustainable Development Goals approved by the member states of the United Nations, was named among the World’s Most Ethical companies in 2024 for the sixth consecutive year by the Ethisphere Institute and recognized by Just Capital as one of the 2024 Just 100, an annual ranking of the most just U.S. public companies for the fourth time. Avangrid employs approximately 8,000 people. Iberdrola S.A., or Iberdrola, a corporation (sociedad anónima) organized under the laws of the Kingdom of Spain, a worldwide leader in the energy industry, directly owns 81.6% of the outstanding shares of Avangrid common stock. The remaining outstanding shares are owned by various shareholders with approximately 14.7% of Avangrid's outstanding shares publicly-traded on the New York Stock Exchange (NYSE). Avangrid's primary businesses are described below.
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
Through Networks, we own electric distribution, transmission and generation companies and natural gas distribution, transportation and sales companies in New York, Maine, Connecticut and Massachusetts, delivering electricity to approximately 2.3 million electric utility customers and delivering natural gas to approximately 1.0 million natural gas utility customers as of September 30, 2024.
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

Renewables has a combined wind, solar and thermal installed capacity of 10,037 megawatts, or MW, as of September 30, 2024, including Renewables’ share of joint projects, of which 8,045 MW was installed onshore wind capacity, 1,201 MW of installed solar capacity and 156 MW of offshore. Renewables targets to contract or hedge above 80% of its capacity under long-term PPAs and hedges to limit market volatility. As of September 30, 2024, approximately 77% of the capacity was contracted with PPAs for an average period of approximately 10 years and an additional 9% of production was hedged. Avangrid is one of the three largest wind operators in the United States based on installed capacity as of December 31, 2023, and strives to lead the transformation of the U.S. energy industry to a sustainable, competitive, clean energy future. Renewables installed capacity includes 68 onshore wind farms and seven solar facilities operational and one offshore wind facility in 21 states across the United States.
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
Pursuant to the terms of the Merger Agreement, at the time at which the Merger becomes effective (the Effective Time), as a result of the Merger, each share of common stock of Avangrid issued and outstanding immediately prior to the Effective Time (other than shares of common stock owned by Iberdrola, Merger Sub or any other direct or indirect wholly-owned subsidiary of Iberdrola and shares of common stock owned by Avangrid or any direct or indirect wholly-owned subsidiary of Avangrid, and in each case not held on behalf of third parties will be converted into the right to receive $35.75 in cash per share, without interest. At the Effective Time, all of the shares of common stock of Avangrid will be cancelled and will cease to exist. In addition, under the terms of the Merger Agreement, Avangrid is permitted to continue paying regular quarterly cash dividends not to exceed $0.44 per share through the closing of the Merger, including a pro-rated dividend for any partial quarter prior to the closing of the Merger.
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
Avangrid previously announced in the third quarter of 2024 that it had received FERC approval of the Merger, that the MPUC granted Avangrid’s request for exemption from the approval requirements set forth in Maine law and that the Avangrid shareholders voted in favor of the Merger at Avangrid’s 2024 annual meeting of shareholders. The consummation of the Merger remains subject to the satisfaction of other closing conditions, including receipt of the approval of the NYPSC.
In addition, on September 16, 2024, the Connecticut Attorney General and Consumer Counsel filed a petition with the Connecticut Public Utilities Regulatory Authority (PURA) seeking PURA review of the Merger because it constitutes a “change in control”. On October 17, 2024, PURA issued a Notice of Proceeding providing that PURA will consider the petition in two phases. The initial phase will address the threshold question of whether the Merger is subject to PURA review under Connecticut law and, if PURA finds in the affirmative, PURA will conduct further proceedings in a second phase to review the Merger in accordance with applicable Connecticut law. We cannot predict the outcome of this proceeding or any impact it may have on the consummation of the Merger.
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
Summary of Results of Operations
Our operating revenues increased by $109 million from $1,974 million for the three months ended September 30, 2023 to $2,083 million for the three months ended September 30, 2024.
Networks business revenues increased mainly due to rate increases in New York effective October 12, 2023. Renewables revenues increased mainly due to increases in merchant prices driven by higher average prices and favorable MtM changes on energy derivative transactions entered for economic hedging purposes in the current period.
Net income attributable to Avangrid increased by $146 million from $59 million for the three months ended September 30, 2023 to $205 million for the three months ended September 30, 2024, primarily driven by rate increases in New York and lower operating expenses in Renewables in the period, driven mainly by offshore contract provisions recorded in the same period of 2023.
Adjusted net income (a non-GAAP financial measure) increased by $106 million from $105 million for the three months ended September 30, 2023 to $211 million for the three months ended September 30, 2024. The increase is primarily due to a $68 million increase in Networks driven primarily by rate increases in New York effective October 12, 2023, a $32 million increase in Renewables primarily driven by favorable impact in power and gas purchases due to lower average prices in the period and a $5 million increase in Corporate mainly driven by favorable taxes from applying the annual consolidated estimated tax rate, offset by higher interest expenses in the period.
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
ISO-NE issued the final System Impact Study (SIS) for NECEC on May 13, 2020, determining the upgrades required to permit the interconnection of NECEC to the ISO-NE system. On July 9, 2020, the project received the formal I.3.9 approval associated with this interconnection request. CMP, NECEC Transmission LLC and ISO-NE executed an interconnection agreement. With respect to the upgrade required at the Seabrook Nuclear Generation Station, or Seabrook Station, on February 1, 2023, FERC issued an order granting in part Avangrid and NECEC Transmission LLC’s complaint against NextEra Energy Resources, LLC and NextEra Energy Seabrook, LLC, or Seabrook, denying in part Avangrid and NECEC Transmission LLC’s complaint, and dismissing Seabrook’s petition for declaratory order. Among other things, FERC directed Seabrook to replace the breaker at Seabrook Station pursuant to its obligations under Seabrook Station’s large generator interconnection agreement and good utility practice. Furthermore, FERC determined that Seabrook should not recover opportunity or legal costs in connection with the breaker replacement. NextEra sought reconsideration of FERC’s decision, which was denied in April 2023 and by further FERC order in June 2023. NextEra appealed that decision to the U.S. Court of Appeals for the D.C. Circuit and on October 4, the Court affirmed FERC's decision and denied NextEra's petition.
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
On August 3, 2023, NECEC resumed limited construction and is continuing to evaluate the construction schedule for the NECEC project, related commercial operation date, and total project cost, including potential impacts from increased construction costs, disputes with third party vendors regarding contracts and certain change orders, and a decrease in expected returns. As of September 30, 2024, we have capitalized approximately $1,294 million for the NECEC project, which includes capitalized interest costs and other additional payments related to the project along with construction costs.
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
Power Tax Audits
Previously, CMP, NYSEG and RG&E implemented Power Tax software to track and measure their respective deferred tax amounts. In connection with this change, we identified historical updates needed with deferred taxes recognized by CMP, NYSEG and RG&E and increased our deferred tax liabilities, with a corresponding increase to regulatory assets, to reflect the updated amounts calculated by the Power Tax software. Since 2015, the NYPSC and MPUC accepted certain adjustments to deferred taxes and associated regulatory assets for this item in recent distribution rate cases, resulting in regulatory asset balances of approximately $126 million and $130 million, respectively, for this item at September 30, 2024 and December 31, 2023.
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
Anti-Circumvention Petition
We are monitoring the Department of Commerce's, or DOC, anti-circumvention determination made on August 18, 2023 finding that producers shipping solar panels and cells from Vietnam, Thailand, Malaysia and Cambodia may have circumvented tariffs imposed on Chinese solar panels and cells. Anti-dumping and countervailing duties began being applied to producers found to be circumventing on June 6, 2024 after the end of the Biden Administration’s 24-month tariff exemption. Panels imported before June 6, 2024, that entered under the moratorium must be “used or installed” by December 3, 2024. On April 24, 2024, several solar manufacturers filed a new petition to launch an anti-dumping and countervailing duties (CVD) investigation applicable to manufacturers of solar cells and modules operating in the same four Southeast Asian countries (Cambodia, Malaysia, Thailand and Vietnam). On October 1, 2024, the DOC announced its preliminary affirmative determinations in the CVD investigations of crystalline photovoltaic cells whether or not assembled into modules (solar cells) from these companies. The DOC is conducting concurrent anti-dumping duty investigations of solar cells from Cambodia, Malaysia, Thailand and Vietnam. A final determination from the DOC on anti-dumping is expected before year end. To date, there has been no material impact on Renewables' operations or financial performance as a result of either the anti-circumvention determination or the new investigation. Despite mitigation actions, there is uncertainty around related long-term effects to the solar panel supply chain and we cannot predict if there will be materially adverse impacts to our business, results of operations or financial condition.
201 Tariff bifacial exclusion
The bifacial exclusion from 201 tariffs on imported solar panels was ended via Presidential proclamation on June 21, 2024. Beginning September 24, 2024, bifacial panels entering the US will face a tariff rate of 14.25% until February 2025 and 14.00% until February 2026, with certain exceptions granted to a subset of developing countries of origin. To date, there has been no material impact on Renewables' operations or financial performance as a result of this tariff. Currently, mitigation actions are being taken however there is uncertainty around related long-term impacts, and we cannot predict if there will be materially adverse impacts to our business, results of operations or financial condition.
New York Climate Leadership and Community Protection Act
On February 16, 2023, the NYPSC issued an order to authorize transmission upgrades solely to support new renewable generation sources pursuant to the implementation of the Accelerated Renewable Growth and Community Benefit Act as part of the Climate Leadership and Community Protection Act (CLCPA) Phase 2. The order approves an estimated $4.4 billion in transmission upgrades proposed by upstate utilities to help integrate 3,500 MW of clean energy capacity into the grid, of which NYSEG and RG&E are approved for estimated upgrade costs of $2.2 billion, including participation with other upstate utilities on certain projects. On October 17, 2023, NYSEG and RG&E filed a petition requesting approval from the NYPSC to seek authorization from the Federal Energy Regulatory Commission, or FERC, to utilize 100 percent construction work in progress, or CWIP, in rate base for the local transmission upgrades under the CLCPA Phase 2. On April 18, 2024, the NYPSC approved the petition to allow NYSEG and RG&E to seek FERC approval along with adding other related reporting requirements. On July 5, 2024, FERC conditionally accepted NYSEG and RG&E’s application for CWIP and the 100% Abandoned Plant incentive (Abandoned Plant), subject to further compliance, for projects that are subject to subsequent permitting approval by the NYPSC under Article VII of New York State’s Public Service Law, effective July 8, 2024, and denied the application for CWIP and Abandoned Plant for projects not subject to Article VII permitting approval. On August 2, 2024, NYSEG and RG&E sought clarification, or in the alternative rehearing, of the July 5, 2024 order. Rehearing was denied after 30 days by operation of law, and the order denying rehearing states that the issue will be addressed in a future order. On October 1, FERC ruled on NYSEG and RG&E’s request for clarification/rehearing. FERC confirmed that any projects that receive state siting approval orders that include the required reliability and/or congestion reduction determinations can qualify for incentives, not limited to the projects listed in the July order as Article VII projects. FERC denied clarification and rehearing to include CWIP in rate base prior to FERC’s acceptance of the state siting orders.
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
PURA held a noticed public hearing on this matter on March 11, 2024, and on March 28, 2024, a proposed interim decision was issued in this proceeding to provide an opportunity for the parties and intervenors to file written exceptions and to present oral arguments, which were heard on April 4, 2024. On April 17, 2024, PURA conditionally approved rates for UI's

RAM components effective July 1, 2024, through April 30, 2025, subject to its final prudency review of UI's 2023 reported RAM costs. On September 26, UI appealed PURA's decision.
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
IRS Normalization Rulings
In June 2024, the Internal Revenue Service, or IRS, released private letter rulings that clarified how the normalization rules apply to situations where customer rates are reduced for certain tax benefits realized through affiliate rather than stand-alone activity. As part of these rulings, the IRS concluded that certain utility Net Operating Loss deferred tax assets as of December 31, 2017 and subject to 2017 Tax Act remeasurement, need to be determined on a separate company basis without regard to any affiliate losses. As a result, in September 2024, Avangrid recorded a $14 million tax expense reduction for the required pre-gross up decrease to its 2017 Tax Act related regulatory liability.
IRS Release of CAMT regulations
In September 2024, the IRS issued proposed regulations to provide guidance on the Corporate Alternative Minimum Tax, or CAMT, which Congress enacted in August 2022, and effective 2023, as part of the Inflation Reduction Act of 2022, or IRA. The proposed CAMT regulations clarify some but not all significant requirements of the law and are subject to a 90 day comment period. Avangrid's 2023 US federal tax return reflects a $16 million CAMT and we estimate a liability of $12 million for the first nine months of 2024. The IRS has granted corporate taxpayers relief from underpayment risk associated with 2023 and 2024 liabilities through various notices including Notice 2024-66 issued in August 2024. We do not expect the proposed regulations to have a significant impact on our earnings or cash flows.
U.S. DOE capacity contract award
On October 3, 2024, the U.S. Department of Energy, or DOE, selected Avangrid for a $425 million capacity contract for its Aroostook Renewable Project.
New England Wind 1 development project
On September 6, 2024, Renewables' New England Wind 1 offshore wind development project was selected by the Commonwealth of Massachusetts to provide 791 MW of offshore wind power to Massachusetts with an expected commercial operation date of 2029. Renewables is in the process of negotiating PPAs with the Massachusetts EDCs.

Results of Operations
The following tables set forth financial information by segment for each of the periods indicated:

	Three Months Ended				Three Months Ended
	September 30, 2024				September 30, 2023
	Total	Networks	Renewables	Other(1)	Total	Networks	Renewables	Other(1)
	(in millions)
Operating Revenues	$2,083	$1,671	$413	$(1)	$1,974	$1,587	$387	$—
Operating Expenses
Purchased power, natural gas and fuel used	457	386	71	—	482	377	105	—
Operations and maintenance	866	725	132	9	924	748	183	(7)
Depreciation and amortization	327	189	135	3	303	175	123	5
Taxes other than income taxes	179	160	18	1	176	153	21	2
Total Operating Expenses	1,829	1,460	356	13	1,885	1,453	432	—
Operating Income	254	211	57	(14)	89	134	(45)	—
Other Income (Expense)
Other income (expense)	65	68	6	(9)	42	45	8	(11)
Earnings (losses) from equity method investments	4	4	—	—	(1)	3	(4)	—
Interest expense, net of capitalization	(132)	(87)	2	(47)	(107)	(76)	(6)	(25)
Income (Loss) Before Income Tax	191	196	65	(70)	23	106	(47)	(36)
Income tax expense (benefit)	19	34	6	(21)	(8)	12	(27)	7
Net Income (Loss)	172	162	59	(49)	31	94	(20)	(43)
Net (income) loss attributable to noncontrolling interests	33	(1)	34	—	28	(1)	29	—
Net Income (Loss) Attributable to Avangrid, Inc.	$205	$161	$93	$(49)	$59	$93	$9	$(43)

	Nine Months Ended				Nine Months Ended
	September 30, 2024				September 30, 2023
	Total	Networks	Renewables	Other(1)	Total	Networks	Renewables	Other(1)
	(in millions)
Operating Revenues	$6,423	$5,279	$1,147	$(3)	$6,027	$4,936	$1,092	$(1)
Operating Expenses
Purchased power, natural gas and fuel used	1,610	1,390	220	—	1,844	1,514	330	—
Operations and maintenance	2,477	2,095	373	9	2,319	1,910	414	(5)
Depreciation and amortization	935	554	374	7	868	524	338	6
Taxes other than income taxes	539	476	59	4	516	457	56	3
Total Operating Expenses	5,561	4,515	1,026	20	5,547	4,405	1,138	4
Operating Income	862	764	121	(23)	480	531	(46)	(5)
Other Income (Expense)
Other income (expense)	176	185	12	(21)	96	110	13	(27)
Earnings (losses) from equity method investments	15	12	3	—	5	11	(6)	—
Interest expense, net of capitalization	(379)	(253)	(1)	(125)	(301)	(215)	(16)	(70)
Income (Loss) Before Income Tax	674	708	135	(169)	280	437	(55)	(102)
Income tax expense (benefit)	52	124	(17)	(55)	(17)	70	(87)	—
Net Income (Loss)	622	584	152	(114)	297	367	32	(102)
Net loss (income) attributable to noncontrolling interests	103	(3)	106	—	92	(3)	95	—
Net Income (Loss) Attributable to Avangrid, Inc.	$725	$581	$258	$(114)	$389	$364	$127	$(102)
(1)"Other" represents Corporate and intersegment eliminations.

Comparison of Period to Period Results of Operations
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Operating Revenues
Our operating revenues increased by $109 million from $1,974 million for the three months ended September 30, 2023 to $2,083 million for the three months ended September 30, 2024, as detailed by segment below:
Networks
Operating revenues increased by $84 million from $1,587 million for the three months ended September 30, 2023 to $1,671 million for the three months ended September 30, 2024. Electricity and gas revenues increased by $138 million, primarily due to rate increases in New York effective October 12, 2023, offset by $32 million unfavorable impact from deferrals mainly driven by the regulatory mechanism established in the same period of 2023 in anticipation of the amortization periods to be established in the rate case in New York in 2023. Additionally, electricity and gas revenues changed due to the following items that have offsets within the income statement: an increase of $9 million in purchased power and purchased gas (offset in purchased power) driven by higher average units and pricing in commodities in the period, offset by a decrease of $31 million in flow through amortizations (offset in operating expenses).
Renewables
Operating revenues increased by $26 million from $387 million for the three months ended September 30, 2023 to $413 million for the three months ended September 30, 2024. The increase in operating revenues was primarily due to an increase of $26 million in merchant prices driven by higher average prices and favorable MtM changes of $21 million on energy derivative transactions entered for economic hedging purposes in the current period, offset by a $21 million decrease in production in the current period.
Purchased Power, Natural Gas and Fuel Used
Our purchased power, natural gas and fuel used decreased by $25 million from $482 million for the three months ended September 30, 2023 to $457 million for the three months ended September 30, 2024, as detailed by segment below:
Networks
Purchased power, natural gas and fuel used increased by $9 million from $377 million for the three months ended September 30, 2023 to $386 million for the three months ended September 30, 2024. The increase is primarily driven by a $9 million increase in average commodity prices and an overall increase in electricity and gas units procured due to higher degree days in the period.
Renewables
Purchased power, natural gas and fuel used decreased by $34 million from $105 million for the three months ended September 30, 2023 to $71 million for the three months ended September 30, 2024. The decrease is primarily due to favorable MtM changes on derivatives of $19 million driven by market price changes and a decrease of $15 million in power and gas purchases due to lower average prices in the current period.
Operations and Maintenance
Operations and maintenance expenses decreased by $58 million from $924 million for the three months ended September 30, 2023 to $866 million for the three months ended September 30, 2024, as detailed by segment below:
Networks
Operations and maintenance expenses decreased by $23 million from $748 million for the three months ended September 30, 2023 to $725 million for the three months ended September 30, 2024. The decrease is driven by $31 million decrease in flow-through items and amortizations (which is offset in revenue), offset by a $8 million increase in personnel expenses primarily driven by higher headcount in the current period.
Renewables
Operations and maintenance expenses decreased by $51 million from $183 million for the three months ended September 30, 2023 to $132 million for the three months ended September 30, 2024. The decrease is primarily driven by a $40 million offshore contract provision and $5 million write-off of certain development projects, both recorded in the same period of 2023, and $6 million decrease driven by lower operating costs in the current period.

Depreciation and Amortization
Depreciation and amortization for the three months ended September 30, 2024 was $327 million compared to $303 million for the three months ended September 30, 2023, representing an increase of $24 million. The increase is primarily driven by $14 million from plant additions mainly in Networks and Renewables, and $10 million impact of accelerated depreciation from the repowering of wind farms in the current period.
Other Income (Expense) and Earnings (Losses) from Equity Method Investments
Other income (expense) and equity earnings (losses) increased by $28 million from $41 million for the three months ended September 30, 2023 to $69 million for the three months ended September 30, 2024. The increase is primarily due to a $12 million increase in allowance for funds used during construction in Networks primarily driven by the NECEC project construction, a $11 million increase in carrying costs on regulatory deferrals and $5 million of favorable equity earnings in the current period.
Interest Expense, Net of Capitalization
Interest expense for the three months ended September 30, 2024 and 2023 was $132 million and $107 million, respectively. The change is primarily due to a $16 million increase in interest expense mainly driven by increased debt in the period at Networks and a $32 million increase in Other mainly driven by increased outstanding balances on commercial paper and the intragroup loan in the current period, offset by $23 million of capitalized interest driven by higher interest rates in the period.
Income Tax
The effective tax rate, inclusive of federal and state income tax, for the three months ended September 30, 2024 was 9.9%, which is below the federal statutory tax rate of 21%, primarily due to the recognition of production tax credits, the effect of the excess deferred tax amortization resulting from the Tax Act (including an adjustment prompted by recently released IRS private letter rulings (“PLRs”)), the equity component of allowance for funds used during construction, and other property related flow through items, partially offset by the effects of tax equity financing impacts, state taxes, and prior year tax provision to return adjustments. The effective tax rate, inclusive of federal and state income tax, for the three months ended September 30, 2023 was (34.8)%, which is below the federal statutory tax rate of 21%, primarily due to the recognition of production tax credits associated with wind production, the effect of the excess deferred tax amortization resulting from the Tax Act, the equity component of allowance for funds used during construction and other property related flow through items.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Operating Revenues
Our operating revenues increased by $396 million from $6,027 million for the nine months ended September 30, 2023 to $6,423 million for the nine months ended September 30, 2024, as detailed by segment below:
Networks
Operating revenues increased by $343 million from $4,936 million for the nine months ended September 30, 2023 to $5,279 million for the nine months ended September 30, 2024. Electricity and gas revenues increased by $320 million, primarily due to rate increases in New York effective October 12, 2023, and a $46 million favorable impact from deferrals mainly driven by new regulatory mechanisms established by the rate case in New York. Additionally, electricity and gas revenues changed due to the following items that have offsets within the income statement: a decrease of $124 million in purchased power and purchased gas (offset in purchased power) driven by lower average pricing in commodities in the period, offset by an increase of $101 million in flow through items and amortizations (offset in operating expenses).
Renewables
Operating revenues increased by $55 million from $1,092 million for the nine months ended September 30, 2023, to $1,147 million for the nine months ended September 30, 2024. The increase in operating revenues was primarily due to an increase of $56 million in favorable thermal and power trading due to wider spark spreads in the period primarily driven by weather, and a $65 million increase in merchant prices driven by higher average prices in the current period, offset by unfavorable MtM changes of $51 million on energy derivative transactions entered for economic hedging purposes and a $15 million decrease from production in the current period.
Purchased Power, Natural Gas and Fuel Used
Purchased power, natural gas and fuel used decreased by $234 million from $1,844 million for the nine months ended September 30, 2023 to $1,610 million for the nine months ended September 30, 2024, as detailed by segment below:

Networks
Purchased power, natural gas and fuel used decreased by $124 million from $1,514 million for the nine months ended September 30, 2023 to $1,390 million for the nine months ended September 30, 2024. The decrease is primarily driven by a $124 million decrease in average commodity prices and an overall decrease in electricity and gas units procured due to lower degree days in the period.
Renewables
Purchased power, natural gas and fuel used decreased by $110 million from $330 million for the nine months ended September 30, 2023 to $220 million for the nine months ended September 30, 2024. The decrease is primarily due to favorable MtM changes on derivatives of $87 million driven by market price changes in the period and a decrease of $23 million in power and gas purchases due to lower average prices in the current period driven by weather.
Operations and Maintenance
Operations and maintenance expenses increased by $158 million from $2,319 million for the nine months ended September 30, 2023 to $2,477 million for the nine months ended September 30, 2024, as detailed by segment below:
Networks
Operations and maintenance expenses increased by $185 million from $1,910 million for the nine months ended September 30, 2023 to $2,095 million for the nine months ended September 30, 2024. The increase is driven by increased business and corporate costs of $24 million, and a $60 million increase in personnel expenses primarily driven by higher headcount. In addition, there were increases of $101 million in flow-through items and amortizations (which is offset in revenue).
Renewables
Operations and maintenance expenses decreased by $41 million from $414 million for the nine months ended September 30, 2023 to $373 million for the nine months ended September 30, 2024. The decrease is primarily driven by a $40 million offshore contract provision and $5 million write-off of certain development projects, both recorded in the same period of 2023, and $5 million decrease driven by lower operating costs in the current period, offset by a $9 million bad debt provision reversal recorded in the same period of 2023 arising from the 2022 weather event in the PJM market.
Depreciation and Amortization
Depreciation and amortization for the nine months ended September 30, 2024 was $935 million compared to $868 million for the nine months ended September 30, 2023, an increase of $67 million. The increase is primarily driven by $51 million from plant additions mainly in Networks and Renewables, and $16 million impact of accelerated depreciation from the repowering of wind farms in the current period.
Other Income (Expense) and Earnings (Losses) from Equity Method Investments
Other income (expense) and equity earnings (losses) increased by $90 million from $101 million for the nine months ended September 30, 2023 to $191 million for the nine months ended September 30, 2024. The increase is primarily due to a $48 million increase in allowance for funds used during construction in Networks primarily driven by the NECEC project construction, a $32 million increase in carrying costs on regulatory deferrals and $10 million of favorable equity earnings in the current period.
Interest Expense, Net of Capitalization
Interest expense for the nine months ended September 30, 2024 and 2023 was $379 million and $301 million, respectively. The change is primarily due to a $48 million increase in interest expense mainly driven by increased debt in the period at Networks and a $89 million increase in Other mainly driven by increased outstanding balances on commercial paper and the intragroup loan and unfavorable changes in the fair value hedges in the current period, offset by $59 million of capitalized interest driven by higher interest rates in the period.
Income Tax
The effective tax rate, inclusive of federal and state income tax, for the nine months ended September 30, 2024 was 7.7%, which is below the federal statutory tax rate of 21%, primarily due to the recognition of production tax credits, the effect of the excess deferred tax amortization resulting from the Tax Act, (including an adjustment prompted by recently released IRS private letter rulings (“PLRs”)), the equity component of allowance for funds used during construction, and other property related flow through items, partially offset by the effects of tax equity financing impacts, state taxes, and prior year tax provision to return adjustments. The effective tax rate, inclusive of federal and state income tax, for the nine months ended September 30, 2023 was (6.1)%, which is below the federal statutory tax rate of 21%, primarily due to the recognition of production tax credits associated with wind production, the effect of the excess deferred tax amortization resulting from the Tax Act, the equity component of allowance for funds used during construction and other property related flow through items.
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
We define adjusted net income as net income adjusted to exclude mark-to-market earnings from changes in the fair value of derivative instruments, costs incurred related to the merger and other transactions, accelerated depreciation from the repowering of wind farms and costs incurred in connection with offshore contract provision. We believe adjusted net income is more useful in understanding and evaluating actual and projected financial performance and contribution of Avangrid core lines of business and to more fully compare and explain our results. The most directly comparable U.S. GAAP measure to adjusted net income is net income. We also define adjusted earnings per share, or adjusted EPS, as adjusted net income converted to an earnings per share amount.
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

The following tables provide a reconciliation between Net Income attributable to Avangrid and non-GAAP measures Adjusted Net Income, Adjusted EBITDA and Adjusted EBITDA with Tax Credits by segment for the three and nine months ended September 30, 2024 and 2023, respectively:

	Three Months Ended September 30, 2024				Nine Months Ended September 30, 2024
	Total	Networks	Renewables	Corporate*	Total	Networks	Renewables	Corporate*
	(in millions)				(in millions)
Net Income Attributable to Avangrid, Inc.	$205	$161	$93	$(48)	$725	$581	$258	$(114)
Adjustments:
Mark-to-market earnings – Renewables	(18)	—	(18)	—	(18)	—	(18)	—
Accelerated depreciation from repowering	10	—	10	—	16	—	16	—
Merger and other transaction costs	12	—	1	11	18	—	2	17
Income tax impact of adjustments (1)	2	—	2	1	(1)	—	—	(1)
Adjusted Net Income (2)	$211	$161	$87	$(37)	$741	$581	$258	$(98)

Net (loss) income attributable to noncontrolling interests	(33)	1	(34)	—	(103)	3	(106)	—
Income tax expense (benefit)	17	34	4	(22)	53	124	(17)	(54)
Depreciation and amortization	327	189	135	3	935	554	374	7
Interest expense, net of capitalization	132	87	(2)	47	379	253	1	125
Other (income) expense	(65)	(68)	(6)	9	(176)	(185)	(12)	21
(Earnings) losses from equity method investments	(4)	(4)	—	—	(15)	(12)	(3)	—
Adjusted EBITDA (3)	$585	$400	$184	$1	$1,814	$1,318	$495	$1

Retained PTCs and ITCs	42	—	42	—	134	—	134	—
PTCs allocated to tax equity investors	40	—	40	—	123	—	123	—
Adjusted EBITDA with Tax Credits (3)	$666	$400	$266	$1	$2,070	$1,318	$752	$1

	Three Months Ended September 30, 2023				Nine Months Ended September 30, 2023
	Total	Networks	Renewables	Corporate*	Total	Networks	Renewables	Corporate*
	(in millions)				(in millions)
Net Income Attributable to Avangrid, Inc.	$59	$92	$9	$(43)	$389	$364	$127	$(102)
Adjustments:
Mark-to-market earnings – Renewables	23	—	23	—	19	—	19	—
Merger and other transaction costs	1	—	—	1	2	—	—	2
Offshore contract provision	40	—	40	—	40	—	40	—
Income tax impact of adjustments (1)	(17)	—	(17)	—	(16)	—	(16)	(1)
Adjusted Net Income (2)	$105	$92	$55	$(42)	$434	$364	$170	$(100)

Net (loss) income attributable to noncontrolling interests	(28)	1	(29)	—	(92)	3	(95)	—
Income tax expense (benefit)	9	12	(10)	7	(1)	70	(71)	1
Depreciation and amortization	303	175	123	5	868	524	338	6
Interest expense, net of capitalization	107	76	6	25	301	215	16	70
Other (income) expense	(42)	(45)	(8)	11	(96)	(110)	(13)	27
(Earnings) losses from equity method investments	1	(3)	4	—	(5)	(11)	6	—
Adjusted EBITDA (3)	$455	$308	$141	$6	$1,409	$1,055	$351	$3

Retained PTCs and ITCs	35	—	35	—	125	—	125	—
PTCs allocated to tax equity investors	34	—	34	—	113	—	113	—
Adjusted EBITDA with Tax Credits (3)	$524	$308	$210	$6	$1,647	$1,055	$589	$3
(1)Income tax impact of adjustments: 2024 - $3 million and $4 million from MtM earnings, $(2) million and $(4) million from repowering, and $1 and $(1) from merger and other transaction costs for the three and nine months ended September 30, 2024, respectively; 2023 - $(6) million and $(5) million from MtM earnings, $(1) million and $(1) million from merger costs, and $(10) million and $(10) million from offshore contract provision for the three and nine months ended September 30, 2023, respectively.
(2)Adjusted Net Income is a non-GAAP financial measure and is presented after excluding MtM activities in Renewables, costs incurred related to the merger and other transactions, accelerated depreciation from the repowering of wind farms and offshore contract provision.
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
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Adjusted net income
Our adjusted net income increased by $106 million from $105 million for the three months ended September 30, 2023 to $211 million for the three months ended September 30, 2024. The increase is primarily due to a $68 million increase in Networks driven primarily by rate increases in New York effective October 12, 2023, a $32 million increase in Renewables primarily driven by favorable impact in power and gas purchases due to lower average prices in the period and a $5 million increase in Corporate mainly driven by favorable taxes from applying the annual consolidated estimated tax rate, offset by higher interest expenses in the period.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Adjusted net income
Our adjusted net income increased by $307 million from $434 million for the nine months ended September 30, 2023 to $741 million for the nine months ended September 30, 2024. The increase is primarily due to a $217 million increase in Networks driven primarily by rate increases in New York effective October 12, 2023, a $88 million increase in Renewables primarily driven by favorable thermal and power trading due to higher average prices in the period primarily due to weather and a $2 million increase in Corporate mainly driven by favorable taxes from applying the annual consolidated estimated tax rate, offset by higher interest expenses in the period.

The following tables reconcile Net Income attributable to Avangrid to Adjusted Net Income (non-GAAP), and EPS attributable to Avangrid to adjusted EPS (non-GAAP) for the three and nine months ended September 30, 2024 and 2023, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2024	2023	2024	2023
Networks	$161	$92	$581	$364
Renewables	93	9	258	127
Corporate (1)	(48)	(43)	(114)	(102)
Net Income	$205	$59	$725	$389
Adjustments:
Mark-to-market earnings - Renewables (2)	(18)	23	(18)	19
Accelerated depreciation from repowering (3)	10	—	16	—
Merger and other transaction costs (4)	12	1	18	2
Offshore contract provision (5)	—	40	—	40
Income tax impact of adjustments	2	(17)	(1)	(16)
Adjusted Net Income (6)	$211	$105	$741	$434

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2024	2023	2024	2023
Networks	$0.41	$0.24	$1.50	$0.94
Renewables	0.24	0.02	0.67	0.33
Corporate (1)	(0.12)	(0.11)	(0.29)	(0.26)
Earnings Per Share	$0.53	$0.15	$1.87	$1.00
Adjustments:
Mark-to-market earnings - Renewables (2)	(0.05)	0.06	(0.05)	0.05
Accelerated depreciation from repowering (3)	0.03	—	0.04	—
Merger and other transaction costs (4)	0.03	—	0.05	0.01
Offshore contract provision (5)	—	0.10	—	0.10
Income tax impact of adjustments	0.01	(0.04)	—	(0.04)
Adjusted Earnings Per Share (6)	$0.55	$0.27	$1.91	$1.12
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
(6)Adjusted net income and adjusted earnings per share are non-GAAP financial measures and are presented after excluding MtM activities in Renewables, costs incurred related to the merger and other transactions, accelerated depreciation from the repowering of wind farms and offshore contract provision.
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
We and our subsidiaries are required to comply with certain covenants in connection with our respective loan agreements. The covenants are standard and customary in financing agreements, and we and our subsidiaries were in compliance with such covenants as of and throughout the nine months ended September 30, 2024.

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
The following table provides the components of our liquidity position as of September 30, 2024 and December 31, 2023, respectively:

	As of September 30,	As of December 31,
	2024	2023
	(in millions)
Cash and cash equivalents	$148	$91
Avangrid Credit Facility	3,575	3,575
Iberdrola Group Credit Facility	750	750
Less: borrowings	(2,232)	(1,332)
Total	$2,241	$3,084
Avangrid Commercial Paper Program
Avangrid has a commercial paper program with a limit of $2 billion that is backstopped by the Avangrid Credit Facility (described below). As of September 30, 2024 and October 22, 2024, there was $1,928 million and $1,892 million, respectively, of commercial paper outstanding, presented net of discounts on the balance sheet.
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
As of both September 30, 2024 and October 22, 2024, we had no borrowings outstanding under this credit facility.
Since the Avangrid credit facility is also a backstop to the Avangrid commercial paper program, the total amount available under the facility as of September 30, 2024 and October 22, 2024, was $1,637 million and $1,675 million, respectively.
Iberdrola Group Credit Facility
Avangrid has a credit facility with Iberdrola Financiación, S.A.U., a subsidiary of Iberdrola. The facility has a limit of $750 million and matures on June 18, 2028. Avangrid pays a quarterly facility fee of 22.5 basis points (rate per annum) on the facility based on Avangrid’s current Moody’s and S&P ratings for senior unsecured long-term debt. As of both September 30, 2024 and October 22, 2024, we had $0 of borrowings outstanding under this credit facility.
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
On September 16, 2024, we entered into an intra-group green loan agreement with Iberdrola Financiación, S.A.U., with an aggregate principal amount of $600 million maturing on September 16, 2034 with an interest rate of 5.06%. The funding of this intra-group loan was received on October 1, 2024.
Group Cash Pool
We are a party to a liquidity agreement with Bank of America, N.A. along with certain members of the Iberdrola Group. The liquidity agreement aids the Iberdrola Group in efficient cash management and reduces the need for external borrowing by the pool participants. Parties to the agreement, including us, may deposit funds with or borrow from the financial institution, provided that the net balance of funds deposited or borrowed by all pool participants in the aggregate is not less than zero. As of September 30, 2024 and October 22, 2024, the balance was $304 million and $50 million, respectively. As of both September 30, 2024 and October 22, 2024, the weighted average interest rate on the balance was 5.45%. Any deposit amounts would be reflected in our consolidated balance sheets under cash and cash equivalents because our deposited surplus funds under the cash pooling agreement are highly-liquid short-term investments.
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
We expect to incur approximately $1.3 billion in capital expenditures through the remainder of 2024. This estimate is subject to continuing review and actual capital expenditures may vary significantly. As a result, the timing and ultimate cost associated with solar panels and cells and related project capital expenditures may vary from our current expectations.
Cash Flows
Our cash flows depend on many factors, including general economic conditions, regulatory decisions, weather, commodity price movements and operating expense and capital spending control.
The following is a summary of the cash flows by activity for the nine months ended September 30, 2024 and 2023, respectively:

	Nine Months Ended
	September 30,
	2024	2023
	(in millions)
Net cash provided by operating activities	$940	$757
Net cash used in investing activities	(3,082)	(2,024)
Net cash provided by financing activities	2,199	1,279
Net increase in cash, cash equivalents and restricted cash	$57	$12
Operating Activities
The cash provided by operating activities for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 increased by $183 million, primarily attributable to higher operating revenues offset by increased interest payments during the period.
Investing Activities
For the nine months ended September 30, 2024, net cash used in investing activities was $3,082 million, which was comprised of $2,854 million of capital expenditures and $338 million of capital contributions to the equity method investments, partially offset by $100 million of contributions in aid of construction.

For the nine months ended September 30, 2023, net cash used in investing activities was $2,024 million, which was comprised of $2,078 million of capital expenditures and $99 million of capital contributions to the equity method investments, partially offset by $101 million of contributions in aid of construction.
Financing Activities
For the nine months ended September 30, 2024, financing activities provided $2,199 million in cash reflecting primarily a net increase in non-current debt and current notes payable of $2,707 million, contribution from non-controlling interests of $61 million, offset by distributions to non-controlling interests of $51 million and dividends of $510 million in the period.
For the nine months ended September 30, 2023, financing activities provided $1,279 million in cash reflecting primarily a net increase in non-current debt and current notes payable of $1,729 million, contribution from non-controlling interests of $79 million, offset by distributions to non-controlling interests of $13 million and dividends of $510 million in the period.
Off-Balance Sheet Arrangements
There have been no material changes in our off-balance sheet arrangements during the nine months ended September 30, 2024 as compared to those reported for the fiscal year ended December 31, 2023 in our Form 10-K.
Contractual Obligations
There have been no material changes in contractual and contingent obligations during the nine months ended September 30, 2024 as compared to those reported for the fiscal year ended December 31, 2023 in our Form 10-K.
Critical Accounting Policies and Estimates
We have prepared the accompanying condensed consolidated financial statements provided herein in accordance with U.S. GAAP. In preparing the accompanying condensed consolidated financial statements, our management has made certain estimates and assumptions that affect the reported amounts of assets, liabilities, stockholders’ equity, revenues and expenses and the disclosures thereof. While we believe that these policies and estimates used are appropriate, actual future events can and often do result in outcomes that can be materially different from these estimates. As of September 30, 2024, the only notable changes to the significant accounting policies described in our Form 10-K for the fiscal year ended December 31, 2023, are with respect to our adoption of the new accounting pronouncements described in Note 3 of our condensed consolidated financial statements for the nine months ended September 30, 2024.
New Accounting Standards
We review new accounting standards to determine the expected financial effect, if any, that the adoption of each such standard will have. The new accounting pronouncements we have adopted as of January 1, 2024, and reflected in our condensed consolidated financial statements are described in Note 3 of our condensed consolidated financial statements for the nine months ended September 30, 2024.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains a number of forward-looking statements. Forward-looking statements may be identified by the use of forward-looking terms such as “may,” “will,” “should,” “would,” “could,” “can,” “expect(s),” “believe(s),” “anticipate(s),” “intend(s),” “plan(s),” “estimate(s),” “project(s),” “assume(s),” “guide(s),” “target(s),” “forecast(s),” “are (is) confident that” and “seek(s)” or the negative of such terms or other variations on such terms or comparable terminology. Such forward-looking statements include, but are not limited to, statements about our plans, objectives and intentions, outlooks or expectations for earnings, revenues, expenses or other future financial or business performance, strategies or expectations, or the impact of legal or regulatory matters on business, results of operations or financial condition of the business and other statements that are not historical facts. Such statements are based upon the current reasonable beliefs, expectations, and assumptions of our management and are subject to significant risks and uncertainties that could cause actual outcomes and results to differ materially. Important factors are discussed and should be reviewed in our Form 10-K and other subsequent filings with the SEC. Specifically, forward-looking statements include, without limitation:
•any statements regarding the Merger with Iberdrola including expected timing and likelihood of completion of the Merger, including the timing, receipt and terms and conditions of any required shareholder, governmental and regulatory approvals of the Merger that could reduce the anticipated benefits of, or cause the parties to abandon, the transaction, risks related to the disruption to ongoing business operations due to the proposed transaction, our status as a SEC registrant and NYSE-listed company, and litigation or administrative proceedings that may arise in connection with the Merger;
•actions or inactions of local, state or federal regulatory agencies;
•the ability of our regulated utility operations to recover costs in a timely manner or at all or obtain a return on certain assets or invested capital through base rates, cost recovery clauses and other regulatory mechanisms;
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
•impact of Iberdrola’s influence over stock as well as the future sale or issuance of common stock by Iberdrola;
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our market risk during the nine months ended September 30, 2024, as compared to those reported for the fiscal year ended December 31, 2023 in our Form 10-K.
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
Item 1A. Risk Factors
Shareholders and prospective investors should carefully consider the risk factors disclosed in our Form 10-K for the fiscal year ended December 31, 2023 and Form 10-Q for the period ended June 30, 2024.
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

10.1	Ten-Year Intra-Group Green Loan Agreement, dated September 16, 2024, between Avangrid, Inc. and Iberdrola Financiación, S.A.U.*

10.2	Separation Agreement, dated September 4, 2024, between Avangrid Management Company, LLC and Catherine Stempien.*†

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*Filed herewith.
†Compensatory plan or agreement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Avangrid, Inc.

Date: October 23, 2024	By:	/s/ Pedro Azagra Blázquez
Pedro Azagra Blázquez
Director and Chief Executive Officer

Date: October 23, 2024	By:	/s/ Justin B. Lagasse
Justin B. Lagasse
Senior Vice President - Chief Financial Officer and Controller